Form 10QSB
period 1995-04-01
ASTRONICS CORP
filed 1995-05-16
CIK 8063

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC   20549

                                FORM 10-QSB


(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended April 1, 1995

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________________

Commission file number 0-7087


                           ASTRONICS CORPORATION
___________________________________________________________________________
          (Exact Name of Registrant as Specified in Its Charter)


         New York                                      16-0959303
___________________________________________________________________________
(State or Other Jurisdiction of                      (I.R.S. Employer
 Incorporation or Organization)                     Identification No.)


1801 Elmwood Avenue, Buffalo, New York                    14207
___________________________________________________________________________
(Address of Principal Executive Office)                 (Zip Code)


                               716-447-9013
___________________________________________________________________________
           (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(g) of the Act:

$.01 par value Common Stock, $.01 par value Class B Stock, Warrants
___________________________________________________________________________
                         (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes  [X]    No  [ ]


As of April 1, 1995, 3,032,734 shares of $.01 par value common stock and 842,608 shares of $.01 par value Class B common stock were outstanding.

                 PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

                      ASTRONICS CORPORATION

                   Consolidated Balance Sheet
                          April 1, 1995
         With Comparative Figures for December 31, 1994


                             ASSETS

                                      (Dollars in Thousands)
                                   April 1, 1995    December 31,
                                   (Unaudited)         1994

Current Assets:
  Cash                                $ 2,402          $ 3,520
  Accounts receivable                   3,265            2,950
  Inventories:
     Finished goods                     1,633            1,556
     Work in process                      641              815
     Raw material                       1,703            1,814

  Prepaid expenses                        193              659
                                      _______          _______

     Total current assets               9,837           11,314

Property, Plant and Equipment          25,389           25,228

  Less accumulated depreciation
    and amortization                   13,382           14,051
                                      _______          _______

     Net property, plant and
       equipment                       12,007           11,177

Other Assets                            1,353            1,296
                                      _______          _______
                                      $23,197          $23,787
                                      =======          =======



See notes to financial statements.

                      ASTRONICS CORPORATION

                   Consolidated Balance Sheet
                          April 1, 1995
         With Comparative Figures for December 31, 1994


              LIABILITIES AND SHAREHOLDERS' EQUITY


                                      (Dollars in Thousands)
                                   April 1, 1995    December 31,
                                   (Unaudited)         1994

Current Liabilities:
  Current maturities of
    long-term debt                    $ 2,235          $ 2,230
  Accounts payable                      1,706            1,599
  Accrued expenses                        835            1,208
  Income taxes                            408              242
                                      _______          _______

     Total current liabilities          5,184            5,279

Long-Term Debt                          4,312            4,771

Long-Term Obligation under Capital
  Leases                                2,124            2,228

Deferred Income Taxes                   1,020            1,175

Shareholders' Equity:
  Common stock, $.01 par value
    Authorized 10,000,000 shares,
    issued 3,245,851 in 1995,
    3,232,157 in 1994                      33               32

  Class B common stock, $.01 par value
    Authorized 5,000,000 shares, issued
    842,608 in 1995, 850,102 in 1994        8                9

  Additional paid-in capital            2,077            2,068
  Retained earnings                     8,963            8,687
  Less Treasury stock, at cost           (524)            (462)
                                      _______          _______

     Total shareholders' equity        10,557           10,334
                                      _______          _______
                                      $23,197          $23,787
                                      =======          =======






See notes to financial statements.

                      ASTRONICS CORPORATION

     Consolidated Statement of Income and Retained Earnings
                Three Months Ended April 1, 1995
                With Comparative Figures for 1994

                                      (Dollars in Thousands)
                                           (Unaudited)
                                        1995          1994

Net Sales                             $ 7,226          $ 6,108

Costs and Expenses:
  Cost of products sold                 5,081            4,545
  Selling, general and
    administrative expenses             1,518            1,345
  Interest expenses, net of
    interest earned of $39
    in 1995 and $25 in 1994               109              149
                                      _______          _______
     Total costs and expenses           6,708            6,039
                                      _______          _______

Income before provision for
  taxes on income                         518               69

Provision for taxes on income             242               33
                                      _______          _______
Net Income                                276               36

Retained Earnings:
  January 1                             8,687            7,381
                                      _______          _______
  April 1                             $ 8,963          $ 7,417
                                      =======          =======
Income per Common Share               $   .07          $   .01
                                      =======          =======



See notes to financial statements.

                      ASTRONICS CORPORATION

              Consolidated Statement of Cash Flows
                Three Months Ended April 1, 1995
                With Comparative Figures for 1994

                                      (Dollars in Thousands)
                                           (Unaudited)
                                        1995          1994

Cash Flows from Operating Activities
  Net income                          $   276          $    36
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization         746              553
    Provision for doubtful accounts       101               54
    Provision for deferred taxes         (155)              52
    Cash flows from changes in
      operating assets and liabilities:
      Accounts receivable                (416)              45
      Inventories                         208              335
      Prepaid expenses                    465               18
      Accounts payable                    107              (45)
      Accrued expenses                   (373)            (196)
      Income taxes payable                166             (130)
                                      _______          _______

  Net Cash provided (used) by Operating
    Activities                        $ 1,125          $   722
                                      _______          _______

Cash Flows from Investing Activities
  Proceeds from sale of assets             10               34
  Change in other assets                 (100)             (16)
  Capital expenditures                 (1,543)            (234)
                                      _______          _______

  Net Cash provided (used) by
    Investing Activities              $(1,633)         $  (216)
                                      _______          _______

Cash Flows from Financing Activities
  Principal payments on long-term
    debt and capital lease
    obligations                          (557)            (401)
  Proceeds from issuance of stock           9               --
  Purchase of stock for Treasury          (62)              --
                                      _______          _______

  Net Cash provided (used) by
    Financing Activities              $  (610)         $  (401)
                                      _______          _______

Net increase (decrease) in cash
    and cash equivalents               (1,118)             105

Cash and Cash Equivalents at
    Beginning of Year                   3,520            3,496
                                      _______          _______

Cash and Cash Equivalents at
    April 1                           $ 2,402          $ 3,601
                                      =======          =======

Disclosure of cash payments for:
  Interest                            $   151          $   182
  Income taxes                            231              111


See notes to financial statements.

                      ASTRONICS CORPORATION

                  Notes to Financial Statements

                          April 1, 1995



1) The interim financial statements are unaudited, but, in the opinion of management, reflect all adjustments necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report for the year ended December 31, 1994.

                      ASTRONICS CORPORATION


Item 2.   Management's Discussion and Analysis of the Financial
          Condition and Results of Operations


The following table sets forth as a percent of net sales certain items reflected in the financial data and the percentage increase
(decrease) of such items as compared to the prior period.

                          Percent of Net Sales   Period-to-Period
                           Three months ended       Increase
                                April 1            (Decrease)

                              1995      1994        1994-1995

Net Sales:
  Electronic Systems          41.4%     35.9%         36.4%
  Customized Printing and
    Packaging                 58.6      64.1           8.1%

                             _____     _____
                             100.0%    100.0%         18.3%

Cost of products sold         70.3      74.4          11.8%
Selling, general and
  administrative expenses     21.0      22.1          12.9%
Interest expenses, net         1.5       2.4         (26.8%)
                             _____     _____
                              92.8%     98.9%         11.1%

Income before provision
  for income taxes             7.2%      1.1%        650.8%

Provision for taxes             3.4       .5         633.4%
                             _____     _____

Net Income                      3.8%      .6%        666.7%
                             ======    =====

SALES          Sales increased in the First Quarter of 1995 by
               18.3 percent to $7,226,000, compared to the First Quarter of 1994. In the 1994 First Quarter, sales decreased by 7.5 percent to $6,108,000 compared to $6,604,000. The 1995 sales increase achieved in the First Quarter consisted of 36.4 percent in the Electronic Systems segment and 8.1 percent in the Customized Packaging and Printing segment. In the Electronics segment, sales increases, in dollar value, came about equally from the electroluminescent and keyboard manufacturing side and the thick walled elastomeric products. The first is related to increased activity in the aerospace and defense electronics products. The latter, to the increased business activity in the global marketplace. The Customized Printing and Packaging sales increased about equally between folding carton sales to the confectionery industry and from specialty imprinting for the stationery, party and gift market. In 1994, the sales decrease came in the Electronics Systems segment and was related to the defense electronics and aerospace industry. Price increases have been nominal, but the pressure to reduce pricing has moderated.

BACKLOG The backlog for the Company decreased to $6,000,000 compared to $6,700,000 at December 31,
               1994, and $7,500,000 as of April 2, 1994. The
               April 1, 1995, backlog is composed of $4,700,000 in the Electronic Systems segment and $1,300,000 in the Customized Printing and Packaging segment. Part of the decrease in the backlog relates to the timing/release of orders and part is a reflection of the reduced cycle time from the receipt of an order to the completion and delivery of the order to the customer.

EXPENSES Cost of products sold decreased, as a percent of sales, from 74.4 percent in 1994 to 70.3 percent in 1995. This decrease reflects the 1994 one-time charges related to the transition and relocation of the Gloucester, MA, operation into the East Aurora, NY, manufacturing facility. The hard costs of the move were approximately $400,000, or
               6.5 percent of sales. These costs consisted of the following:

               Buyout of a 5.75 year facility lease    $150,000
               Employee severance payments             $150,000
               Moving and travel costs                 $100,000

               Overall, therefore, operating expenses increased in the quarter. The three areas of increase were manufacturing supplies, repairs and depreciation. The Company is continuing to invest in technology and processes which require initial investments in support items, which are generally being treated as supplies. During the quarter, the Company elected to do additional preventive maintenance on several machines and facilities. This had a temporary effect of increasing repair costs. Depreciation expense increased in the quarter to
               9.3 percent of sales compared to 7.2 percent in 1994, and 5.8 percent in 1993. This reflects the investment in technology and processes and the retirement of an obsolete price of machinery. Material usage costs, despite some increases in raw material costs, continued to decrease. In 1995, they were 26.7 percent, in 1994, they were
               27.0 percent. In 1993, product mix differences reduced material usage to 25.0 percent. Employee costs also continue to decrease. In 1995, these costs are 23.1 percent of sales, compared to 24.2 percent in 1994, and 25.4 percent in 1993. The remaining areas of costs were similar in 1995, 1994, and 1993. Total costs in this areas were $5,801,000, or 70.3 percent of sales in 1995, compared to $4,545,000, or 74.4 percent of sales in 1994, compared to $4,376,000, or 66.3 percent in 1993.

               Selling, general and administrative expenses increased 12.9 percent in 1995, compared to an increase of 8.5 percent in 1994. The 1995 increase compares to an increase in sales of 18.3 percent. The Company has a policy that it reserves all trade receivables over 180 days, or earlier if their are substantial questions.
               During this quarter, an increase in reserves of $102,000 was recorded. While the Company makes every effort to collect all receivables, it believes it is prudent to adequately reserve accounts that are not collected in a reasonable timeframe. Because of timing, some normal advertising expenses experienced in the 1994 First Quarter will be incurred in the Second Quarter of 1995. Total selling, general and administrative expenses were $1,518,000, or 21 percent of sales in 1995, compared to $1,345,000, or 22.0 percent in 1994, and $1,240.000, or 18.8 percent of sales in 1993.

INTEREST Interest costs, net, continues to decrease. This is the result of the refinancing of the subordinated debentures in 1993 and the steady reduction of indebtedness. During the last twelve months, the company has reduced indebtedness by over $2,000,000. The earnings on temporary available cash was $39,000 in 1995, $25,000 in 1994, and $26,000 in 1993. As a percent of sales, interest costs, net, were 1.5 percent in 1995, 2.4 percent in 1994 and 3.8 percent in 1993.

               Combining all the costs areas, the Company experienced a 11.1 percent increase in costs, while sales were increasing 18.3 percent. This compares to an increase in costs in 1994 of 3.0 percent on a decline of sales of 7.5 percent. Income before taxes increased to $518,000, or 7,2 percent compared to $69,000, or 1.1 percent of sales in 1994, and $739,000, or 11.2 percent of sales in 1993.

TAXES The effective tax rate for the First Quarter of 1995 was 46.7 percent, compared to 47.8 percent in 1994, and 40.2 percent in 1993. The tax provision reflects the Federal income tax rate of 34.0 percent and various state income/franchise tax rates. Where there are minimum taxes required by law in various taxing jurisdictions, these are accrued in the First Quarter.

NET INCOME     Net income was for the First Quarter was $276,000,
               or $.07 per share.  In 1994, the Company earned
               $36,000, or $.01 per share compared to the First
               Quarter of 1993 record earnings of $442,000, or $.11 per share.

LIQUIDITY      The Company's working capital decreased in the
               First Quarter of 1995 by $1,382,000. This reflects the following items for which working capital was used:

               Investment in technology and processes  $1,543,000
               Reduction of indebtedness                  557,000
               Acquisition of Treasury Stock               62,000
                                                       __________
                                                       $2,162,000

               This compares to a increase of $135,000 in 1994 and an increase of $414,000 in 1993. The Company has a $5,000,000 line of credit available for additional working capital needs, which the Company has not utilized in recent years. The Company feels that its beginning cash balance, the cash flow from internal operations and the line of credit are adequate to meet the Company's operational and investment plans for 1995.

COMMITMENTS    The Company is continuing its commitment to
               technology and processes. As such, it has outstanding commitments at the end of the First
               Quarter of 1995 of approximately $3,500,000. All of these commitments should be completed and operational by the end of the Fourth Quarter.

               The Company also has commitments for items that it purchases in the normal on-going affairs of the business. The Company is not aware of any obligations in excess of normal market conditions, nor of any long-term commitments that would affect its financial condition.

                   PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

          None.



Item 2.   Changes in Securities.

          None.



Item 3.   Defaults Upon Senior Securities.

          None.



Item 4.   Submission of Matters to a Vote of Securities Holders.

          At the annual meeting of shareholders held on April 28, 1995, the nominees to the Board of Directors were re-elected based on the following results:

                                             Votes Withholding
          Nominees            Votes For           Authority

          Guy P. Berner       7,341,461         1,028,749
          Robert T. Brady     7,383,498           986,712
          John B. Drenning    7,341,461         1,028,749
          Kevin T. Keane      7,385,701           984,509
          John M. Yessa       7,385,851           984,359


          The selection of Ernst & Young as the Registrant's
          auditors was approved by the following vote:  7,899,622
          in favor; 156,839 against; and 313,749 abstentions.

          Under applicable New York law and the Company's charter documents, abstentions and non-votes have no effect.


Item 5.   Other Information.

          None.



Item 6.   Exhibits and Reports on Form 8-K.

          None.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATED:  May 16, 1995


                                    ASTRONICS CORPORATION
                              _________________________________


                              _________________________________
                                        (Signature)

                                       John M. Yessa
                            Vice President-Finance and Treasurer