Form 10-Q
period 1995-07-01
ASTRONICS CORP
filed 1995-08-15
CIK 8063

SECURITIES AND EXCHANGE COMMISSION

                     Washington, DC   20549

                           FORM 10-QSB

(Mark One)

[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended July 1, 1995

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _____________

Commission file number 0-7087


                         ASTRONICS CORPORATION
_________________________________________________________________
     (Exact Name of Registrant as Specified in Its Charter)


     New York                                       16-0959303
_________________________________________________________________
(State or Other Jurisdiction of              (I.R.S. Employer
  Incorporation or Organization)             Identification No.)


1801 Elmwood Avenue, Buffalo, New York                 14207
_________________________________________________________________
(Address of Principal Executive Office)              (Zip Code)


                          716-447-9013
_________________________________________________________________
      (Registrant's Telephone Number, Including Area Code)


Securities registered pursuant to Section 12(g) of the Act:

    $.01 par value Common Stock, $.01 par value Class B Stock
_________________________________________________________________
                        (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                         Yes  [ X ]  No  [   ]

As of July 1, 1995, 2,956,337 shares of $.01 par value common stock and 834,005 shares of $.01 par value Class B common stock were outstanding.

                 PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements


                      ASTRONICS CORPORATION

                   Consolidated Balance Sheet
                          July 1, 1995
         With Comparative Figures for December 31, 1994

                             ASSETS



                                        (Dollars in Thousands)

                                   July 1, 1995   December 31,
                                   (Unaudited)        1994
Current Assets:

     Cash                          $ 2,473        $  3,520
     Accounts receivable             2,530           2,950
     Inventories:
          Finished goods             1,613           1,556
          Work in process              645             815
          Raw material               1,667           1,814

     Prepaid expenses                  200             659
                                   _______        ________
          Total current assets       9,128          11,314

     Property, Plant and Equipment  25,785          25,228

          Less accumulated
            depreciation
            and amortization        13,907          14,051
                                   _______        ________
          Net property, plant
            and equipment           11,878          11,177

     Other Assets                    1,144           1,296
                                   _______        ________
                                   $22,150         $23,787
                                   =======        ========




See notes to financial statements.

                      ASTRONICS CORPORATION

                   Consolidated Balance Sheet
                          July 1, 1995
         With Comparative Figures for December 31, 1994


              LIABILITIES AND SHAREHOLDERS' EQUITY



                                         (Dollars in Thousands)

                                        July 1,1995  December 31,
                                        (Unaudited)      1994
                                        ___________  ____________
Current Liabilities:
     Current maturities of long-term debt $  2,244     $  2,230
     Accounts payable                        1,763        1,599
     Accrued expenses                          954        1,208
     Income taxes                              (36)         242
                                           _______      _______
          Total current liabilities          4,925        5,279

Long-Term Debt                               3,853        4,771

Long-Term Obligation under Capital Leases    2,019        2,228

Deferred Income Taxes                          865        1,175

Shareholders' Equity:
     Common stock, $.01 par value
       Authorized 10,000,000 shares, issued
       3,254,454 in 1995, 3,232,157 in 1994     33           32

     Class B common stock, $.01 par value
       Authorized 5,000,000 shares, issued
       834,005 in 1995, 850,102 in 1994          8            9

     Additional paid-in capital              2,077        2,068
     Retained earnings                       9,135        8,687
     Treasury stock, at cost                  (765)        (462)
                                           _______      _______

          Total shareholders' equity        10,488       10,334
                                           _______      _______
                                           $22,150      $23,787
                                           =======      =======





See notes to financial statements.

                         ASTRONICS CORPORATION

        Consolidated Statement of Income and Retained Earnings
                       Period Ended July 1, 1995
                   With Comparative Figures for 1994

                                   (Dollars in Thousands)
                                        (Unaudited)

                                SIX MONTHS         THREE MONTHS
                              1995      1994      1995      1994

Net Sales                     $13,450   $11,365   $ 6,224   $5,257

Costs and Expenses:
  Cost of products sold         9,415     8,410     4,334    3,865
  Selling, general and
    administrative expenses     3,028     2,626     1,510    1,281
  Interest expenses, net of
    interest earned of $73 in
    1995 and $61 in 1994          214       284       105      135
  Gain on sale of equipment         -      (301)        -     (301)
                               ______    ______    ______    _____

     Total costs and expenses  12,657    11,019     5,949    4,980
                               ______    ______    ______    _____
  Income before provision
    for taxes on income           793       346       275      277

Provision for taxes on income     345       181       103      148
                               ______    ______    ______    _____
Net Income                    $   448   $   165   $   172   $  129
                                                   ======    =====
Retained Earnings:
  January 1                     8,687     7,381
                               ______    ______
  July 1                      $ 9,135   $ 7,546
                               ======    ======

Income per Common Share:      $   .12   $   .04   $   .05   $  .03
                               ======    ======    ======    =====

See notes to financial statements.

                         ASTRONICS CORPORATION

                 Consolidated Statement of Cash Flows
                     Six Months Ended July 1, 1995
                   With Comparative Figures for 1994

                                             (Dollars in Thousands)
                                                  (Unaudited)
                                               1995          1994
Cash Flows from Operating Activities
  Net income                                 $  448         $  165
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
  Depreciation and amortization               1,444          1,276
  Provision for doubtful accounts               291             23
  Provision for deferred taxes                 (310)           (19)
  Cash flows from changes in operating
    assets and liabilities:
      Accounts receivable                       129            324
      Inventories                               260            577
      Prepaid expenses                          459            123
      Accounts payable                          163              8
      Accrued expenses                         (254)          (253)
      Income taxes payable                     (278)           (15)
                                             ______         ______
  Net Cash provided by Operating Activities $ 2,352        $ 2,209
                                             ______         ______
Cash Flows from Investing Activities
  Proceeds from sale of assets                   10            226
  Change in other assets                          -            (26)
  Capital expenditures                       (2,003)          (541)
                                             ______         ______
  Net Cash used by Investing Activities     $(1,993)       $  (341)

Cash Flows from Financing Activities
  Principal payments on long-term debt
    and capital lease obligations            (1,112)          (877)
  Proceeds from issuance of stock                 9              -
  Purchase of Treasury Stock                   (303)          (103)
                                             ______        _______
  Net Cash used by Financing Activities     $(1,406)      $   (980)
                                             ______        _______

Net increase in cash and cash equivalents    (1,047)           888

Cash and Cash Equivalents, January 1          3,520          3,496

Cash and Cash Equivalents, July 1           $ 2,473       $  4,384
                                             ======        =======
Disclosure of cash payments for:
  Interest                                  $   294       $    357
  Income taxes                                  933            122



See notes to financial statements.

                      ASTRONICS CORPORATION

                  Notes to Financial Statements
                          July 1, 1995


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

                         Percent of Net Sales     Period-to-Period
                         Six months ended July 1  Increase (Decrease)

                         1995           1994           1994-1995
Net Sales:
  Electronic Systems     44.0%          38.6%            35.0%
  Customized Printing
    and Packaging        56.0           61.4              7.9%
                        _____          _____
                        100.0%         100.0%            18.4%

Cost of products sold    70.0           74.0             12.0%
Selling, general and
  administrative
  expenses               22.5           23.1             15.3%
Interest expense, net     1.6            2.5            (24.6%)
Gain on sale of equipment   -           (2.6)               -
                        _____          _____
                         94.1%          97.0%            14.9%
Income before provision
  for income taxes        5.9%           3.0%           129.2%

Provision for taxes       2.6            1.6             90.6%
                        _____          _____
Net Income                3.3%           1.4%           171.5%
                        =====          =====


SALES          Sales for the first six months of 1995 increased
               18.4 percent compared to a decrease of 4.4 percent in 1994, and an increase of 6.7 in 1993. Sales were $13,450,000, $11,365,000, and $11,890,000 in the first half of 1995, 1994, and 1993,
               respectively. The trailing twelve months sales are up 15.4 percent, compared to a decline in sales of 4.3 for the prior twelve months.

               Sales in the Electronic Systems segment increased in the first half of 1995 by 35.0 percent, compared to a decrease of 12.2 percent in 1994, and an increase of 26.1 percent in the 1993. The growth of sales in 1995 is from increased shipments to the defense aerospace industry and to the international market for runflats. In 1994, sales decreased as shipments were slow to the defense aerospace industry. The net sales increase from 1993 to 1995 is 18.5 percent.

               Sales in the Customized Printing and Packaging segment increased in the first half of 1995 by 7.9 percent, compared to 1.3 percent in 1994, and a decrease of 4.0 percent in the 1993. The growth of sales in the Customized Printing and Packaging segment is from increased business in the imprinting and invitation area. This segment has experienced heavy pressure from competitive pricing resulting in lower revenue per unit. The net sales increase from 1993 to 1995 is 9.2 percent.

EXPENSES Cost of products sold increased 12.0 percent in 1995, 3.4 percent in 1994, and 3.1 percent in 1993. In 1995 and 1993, sales increased by a larger percent than costs, while in 1994 costs increased while sales decreased. Costs are increasing in several areas; for example, purchases of board, corrugated, and plastics. The Company is unable to pass on these increases as pricing adjustments in most cases. The offset to these increased costs is the Company's investment in technology, processes, and equipment, which have reduced costs. In 1994, the company relocated the Massachusetts portion of the Electronic Systems segment and combined it with the East Aurora, NY, operations.

               Raw material costs, as a percent of sales were
               25.7 percent, 27.4 percent, and 25.1 percent in 1995, 1994, and 1993, respectively. These costs are affected by product mix changes, changes in inventory levels, and manufacturing efficiency. Overall, the increased benefits from investments in technology, processes and equipment have reduced material usage through lower scrap rates. Employee costs, as a percent of sales were 23.3 percent, 24.6 percent, and 26.4 percent in 1995, 1994, and 1993, respectively. This area is also affected by product mix. The benefits of the investments referred to above also have reduced employee costs. The cost side of these investments is reflected in increasing depreciation costs, which as a percent of sales, were 9.1 percent, 7.8 percent, and 6.5 percent in 1995, 1994, and 1993, respectively. Other cost areas have not experienced dramatic changes.

               Combined selling, general and administrative costs were 22.5 percent, 23.1 percent, and 19.6 percent of sales in 1995, 1994, and 1993, respectively. The largest portion of these is employee costs which were 11.4 percent, 11.5 percent and 10.2 percent in 1995, 1994, and 1993, respectively. In 1995, the Company recorded a provision for doubtful accounts of $305,000, or 2.3 percent of sales. In prior years this was less than .5 percent. All other areas of expenses are stable.

               Interest costs, net, were $214,000, or 1.6 percent of sales in 1995, $284,000, or 2.5 percent in 1994, and $442,000, or 3.7 percent in 1993. The
               Company refinanced its subordinated debentures on April 30, 1993, at a fixed cost of 6.96 percent over five years. The subordinated debentures carried a 10.25 percent rate. This, combined with normal reductions in indebtedness, accounts for lower interest costs.

               In 1994, the Company was able to sell equipment that was no longer necessary as a result of the 1993 and 1994 capital expenditure programs. The net gain from the sale of this equipment was $301,000. The largest piece of equipment was a five color printing press.

               The combined effect of the above items resulted in income before taxes, of $793,000, or 5.9 percent of sales in 1995, $346,000, or 3.0 percent of sales in 1994, and $990,000, or 8.3 percent of sales in 1993.

TAXES          The provision for taxes for 1995 is $345,000 or
               2.6 percent of sales, compared to $181,000, or 1.6 percent in 1994, and $434,000, or 3.7 percent of sales.

EXTRAORDINARY
  ITEM In April 1993, the Company refinanced its 10.25 percent, September 1, 1996, subordinated debentures through a five-year unsecured loan at
               6.96 percent. The Company paid a one percent premium on the bonds redeemed and wrote-off the balance of the deferred financing costs incurred with the original issuance of the 10.25 percent debentures. These costs, net of taxes, were $307,000, or $.08 per share, and are identified as an extraordinary charge in 1993.

NET INCOME     Net income is $448,000, or $.12 per share in 1995,
               $165,000, or $.04 per share in 1994, and $249,000,
               or $.06 per share in 1993.

LIQUIDITY      The Company's cash decreased in the first six
               months of 1995 by $1,047,000 compared to an increased of $888,000 at July 2, 1994. In the first half of 1995, the Company invested
               $2,003,000 in capital expenditures compared to $541,000 in the same period of 1994. The Company anticipates capital expenditures of approximately
               $6,000,000 for the year. The Company also purchased 111,000 shares of Treasury Stock for $303,000, compared to 41,000 shares at a cost of $103,000 in 1994. The Company has a $5,000,000 line of credit available for additional working capital needs. The Company feels that its cash flow from internal operations and the line of credit are adequate to meet the Company's operational and investment plans for 1995. They believe they will be using the line of credit by the Fourth Quarter of 1995.

BACKLOG The Company's backlog at the end of the Second Quarter was $5,500,000, down from $6,700,000 at
               December 31, 1994.  It was $6,500,000, at July 2,
               1994, compared to $7,100,000 at July 3, 1993.  The
               July 1,1995, backlog is $4,100,000 in the Electronic Systems segment and $1,400,000 in the Customized Printing and Packaging segment.

COMMITMENTS    The Company plans to make capital investments of
               approximately $6,000,000 for investments in
               technology, processes and equipment in 1995.    As
               of July 1, 1995, approximately $5,500,000 had been spent or committed. Also, the Company has authorized the repurchase of an additional 250,000 shares of its common stock at various times when the market conditions warrant.

               The Company has commitments for items that it purchases in the normal on-going affairs of the business. The Company is not aware of any obligations in excess of normal market conditions, nor of any long-term commitments that would affect its financial condition.

OUTLOOK Sales have increased at an 18 percent rate for the first half of 1995, a growth rate that is not expected to be maintained. Earnings for the first half of 1995 are up 171 percent, compared to net income for the first half of 1994, which was affected by the one-time transition costs of combining the Massachusetts and New York defense/electronics aerospace operations in East Aurora, NY. While the Company believes earnings will continue to grow, they should more closely reflect the sales growth.

                   PART II - OTHER INFORMATION



Item 1.   Legal Proceedings.

          None.


Item 2.   Changes in Securities.

          None.


Item 3.   Defaults Upon Senior Securities.

          None.


Item 4.   Submission of Matters to a Vote of Securities Holders.

          At the Company's Annual Meeting of Shareholders held on
          April 28, 1995, the nominees to the Board of Directors were re-elected based upon the following results:

          Nominee                     For         Withheld

          Guy P. Berner            7,341,461      1,028,749
          Robert T. Brady          7,383,498        986,712
          John B. Drenning         7,341,461      1,028,749
          Kevin T. Keane           7,385,701        984,509
          John M. Yessa            7,385,851        984,359

          In addition, Ernst & Young LLP was ratified to continue as auditors based upon the following votes: For, 7,899,622; Against 156,839; Abstain, 313,749. There
          were no broker non-votes.


Item 5.   Other Information.

          As reported in its March 21, 1995 proxy statement, registrant made an equity investment of $200,000 in a newly-formed French company engaged in the printing business in which Robert S. Keane is a principal. Robert
          S. Keane is the son of Kevin T. Keane, an officer and director of registrant. Registrant thereafter determined to liquidate the investment and accepted the offer of Kevin T. Keane to acquire the same at registrant's cost, a transaction which was concluded during registrant's second quarter.


Item 6.   Exhibits and Reports on Form 8-K.

          None.

                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATED:      August 15, 1995


                                ASTRONICS CORPORATION

                                      John M. Yessa
                                By___________________________
                                         (Signature)

                                         John M. Yessa
                                 Vice President-Finance and
                                   Treasurer