Form 10QSB
period 1995-09-30
ASTRONICS CORP
filed 1995-11-15
CIK 8063

SECURITIES AND EXCHANGE COMMISSION

                     Washington, DC   20549

                           FORM 10-QSB
(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 1995

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

As of September 30, 1995, 2,998,227 shares of $.01 par value common stock and 830,211 shares of $.01 par value Class B common stock were outstanding.

                 PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

                      ASTRONICS CORPORATION

                   Consolidated Balance Sheet
                       September 30, 1995
         With Comparative Figures for December 31, 1994

                             ASSETS

                                   (Dollars in Thousands)

                              September 30, 1995    December 31,
                                 (Unaudited)           1994

Current Assets:

     Cash                           $   295            $ 3,520
     Accounts receivable              2,788              2,950
     Inventories:
       Finished goods                 1,876              1,556
       Work in process                  553                815
       Raw material                   1,942              1,814

     Prepaid expenses                 1,612                659
                                    _______            _______
          Total current assets        9,066             11,314

Property, Plant and Equipment        26,487             25,228
     Less accumulated depreciation
       and amortization              14,438             14,051
                                    _______            _______
           Net property, plant
             and equipment           12,049             11,177

Other Assets                          1,151              1,296
                                    _______            _______
                                    $22,266            $23,787
                                   ========           ========


See notes to financial statements.

                      ASTRONICS CORPORATION

                   Consolidated Balance Sheet
                       September 30, 1995
         With Comparative Figures for December 31, 1994

              LIABILITIES AND SHAREHOLDERS' EQUITY

                                   (Dollars in Thousands)

                              September 30, 1995    December 31,
                                 (Unaudited)           1994

Current Liabilities:
     Current maturities of
       long-term debt               $  2,239          $  2,230
     Accounts payable                  1,695             1,599
     Accrued expenses                  1,165             1,208
     Income taxes                        (14)              242
                                    ________          ________

          Total current
            liabilities                5,085             5,279


Long-Term Debt                         3,394             4,771

Long-Term Obligation under
  Capital Leases                       1,926             2,228

Deferred Income Taxes                    897             1,175

Shareholders' Equity:
     Common stock, $.01 par value
       Authorized 10,000,000 shares,
       issued 3,258,248 in 1995,
       3,232,157 in 1994                  33                32

     Class B common stock, $.01 par
       value Authorized 5,000,000
       shares, issued 830,211 in
       1995, 850,102 in 1994               8                 9

     Additional paid-in capital        2,001             2,068
     Retained earnings                 9,602             8,687
     Treasury stock, at cost            (680)             (462)
                                   _________         _________
          Total shareholders'
            equity                    10,964            10,334
                                   _________         _________

                                   $  22,266         $  23,787
                                   =========         =========




See notes to financial statements.

                           ASTRONICS CORPORATION

          Consolidated Statement of Income and Retained Earnings
                      Period Ended September 30, 1995
                     With Comparative Figures for 1994


                                           (Dollars in Thousands)
                                                (Unaudited)

                                        NINE MONTHS        THREE MONTHS
                                     1995        1994      1995     1994

Net Sales                          $ 19,716  $ 17,502  $  6,266  $  6,137

Costs and Expenses:
  Cost of products sold              13,791    12,539     4,376     4,129
  Selling, general and
    administrative expenses           4,073     3,929     1,045     1,303
  Interest expenses, net of
    interest earned of $97
    in 1995 and $99 in 1994             319       411       105       127
  Gain on sale of equipment              --      (323)       --       (22)
                                   ________  ________  ________  ________

        Total costs and expenses     18,183    16,556     5,526     5,537
                                   ________  ________  ________  ________

  Income before provision
     for taxes on income              1,533       946       740       600

Provision for taxes on income           618       368       273       187
                                   ________  ________  ________  ________

Net Income                         $    915  $    578  $    467  $    413
                                                       ========  ========

Retained Earnings:
  January 1                           8,687     7,381
                                   ________  ________

  September 30                     $  9,602  $  7,959
                                   ========  ========

                                    $  .24    $  .14    $  .12    $  .10
                                    ======    ======    ======    ======



See notes to financial statements.

                           ASTRONICS CORPORATION

                   Consolidated Statement of Cash Flows
                   Nine Months Ended September 30, 1995
                     With Comparative Figures for 1994

                                             (Dollars in Thousands)
                                                  (Unaudited)
                                                1995       1994

Cash Flows from Operating Activities
  Net income                                 $    915   $    578
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization             1,986      1,841
      Provision for doubtful accounts             229        159
      Provision for deferred taxes               (278)       (71)
      Cash flows from changes in
        operating assets and liabilities:
          Accounts receivable                     (67)      (167)
          Inventories                            (186)       479
          Prepaid expenses                       (953)      (446)
          Accounts payable                         96        270
          Accrued expenses                        (43)      (243)
          Income taxes payable                   (256)        15
                                             ________   ________
  Net Cash provided by Operating
    Activities                               $  1,443   $  2,415
                                             ________   ________
Cash Flows from Investing Activities
  Proceeds from sale of assets                     10        245
  Change in other assets                          (19)       (25)
  Capital expenditures                         (2,705)    (1,176)
                                             ________   ________
  Net Cash used by Investing Activities      $ (2,714)  $   (956)
                                             ________   ________
Cash Flows from Financing Activities
  Principal payments on long-term
    debt and capital lease obligations         (1,670)    (1,430)
  Proceeds from issuance of stock                 160         --
  Purchase of Treasury Stock                     (444)      (366)

  Net Cash used by Financing Activities      $ (1,954)  $ (1,796)
                                             ________   ________
Net increase in cash and cash equivalents      (3,225)      (337)

Cash and Cash Equivalents, January 1            3,520      3,496
                                             ________   ________

Cash and Cash Equivalents, September 30      $    295   $  3,159
                                             =========  ========

Disclosure of cash payments for:
    Interest                                 $    426   $    524
    Income taxes                                1,144        429

See notes to financial statements.

                      ASTRONICS CORPORATION

                  Notes to Financial Statements
                       September 30, 1995




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


                                   Percent of Net     Period-to-
                                       Sales           Period

                                  Nine months ended   Increase
                                    September 30     (Decrease)

                                   1995       1994    1994-1995

Net Sales:
  Electronic Systems               41.3%       37.7%      23.4%
  Customized Printing and
    Packaging                      58.7        62.3        6.1%
                                ________      ______

                                  100.0%      100.0%      12.7%

Cost of products sold              69.9        71.6       10.0%
Selling, general and
  administrative expenses          20.7        22.5        3.7%
Interest expense, net               1.6         2.3      (22.4%)
Gain on sale of equipment            --        (1.8)         --

                                ________      ______

                                   92.2%       94.6%       9.8%

Income before provision
  for income taxes                  7.8%        5.4%      62.1%

Provision for taxes                 3.1         2.1       67.9%

                                ________      ______

Net Income                          4.7%        3.3%      58.3%
                                ========      ======

SALES          Sales for the first nine months of 1995 increased
               12.7 percent compared to a decrease of 1.3 percent in 1994, and an increase of 5.4 percent in 1993. Sales were $19,716,000, $17,502,000, and
               $17,734,000 for the nine month period in 1995, 1994, and 1993, respectively. The trailing twelve months sales are up 14.5 percent, compared to a decline in sales of 3.8 for the prior twelve months.

               Sales in the Electronic Systems segment increased in 1995 by 23.4 percent, compared to a decrease of
               7.9 percent in 1994, and an increase of 18.5 percent in 1993. The growth of sales in 1995 is from increased shipments to the defense aerospace industry and to the international market for runflats. In 1994, sales decreased as shipments were slow to the defense aerospace industry.
               Sales in the Third Quarter were flat. The net sales increase from 1993 to 1995 is 13.7 percent.

               Sales in the Customized Printing and Packaging segment increased in 1995 by 6.1 percent, compared to 3.1 percent in 1994, and a decrease of 1.9 percent in 1993. The growth of sales in the Customized Printing and Packaging segment is from increased business in the stock box, imprinting and invitation area. This segment has experienced heavy pressure from competitive pricing resulting in lower revenue per unit. Sales in the Third Quarter were slightly ahead of 1994. The net sales increase from 1993 to 1995 is 9.5 percent.

EXPENSES Cost of products sold increased 10.0 percent in 1995, 2.7 percent in 1994, and 2.9 percent in 1993. In 1995 and 1993, sales increased by a larger percent than costs, while in 1994 costs increased while sales decreased. Raw material costs are increasing in several areas; for example, purchases of board, corrugated, and plastics. The Company is unable to pass on the full affect of these increases as pricing adjustments in many cases. To offset these increased costs, the Company has made investments in technology, processes, and equipment, which have reduced costs. These include investments in new equipment with expanded technology, improved processes, and productivity improvements. Also, in 1994, the company relocated the Massachusetts portion of the Electronic Systems segment and combined it with the East Aurora, NY, operations.


               Raw material costs, as a percent of sales were
               25.0 percent, 27.2 percent, and 25.8 percent in 1995, 1994, and 1993, respectively. These costs are affected by product mix changes, changes in inventory levels, and manufacturing efficiency. Overall, the increased benefits from investments in technology, processes and equipment have reduced material usage through lower scrap rates. Employee costs, as a percent of sales, were 23.4 percent, 23.9 percent, and 25.8 percent in 1995, 1994, and 1993, respectively. This area is also affected by product mix. The benefits of the investments referred to above also have reduced employee costs. The cost side of these investments is reflected in increasing depreciation costs, which as a percent of sales, were 8.7 percent, 7.7 percent, and 6.8 percent in 1995, 1994, and 1993, respectively. Manufacturing supplies have increased by 54.5 percent this year reflecting the new dies, plates, and support items used in improving the processes. Other cost areas have not experienced dramatic changes.

               Combined selling, general and administrative costs were 20.7 percent, 22.5 percent, and 19.0 percent of sales in 1995, 1994, and 1993, respectively. The largest portion of these is employee costs which were 11.3 percent, 11.3 percent and 10.1 percent in 1995, 1994, and 1993, respectively. In 1995, the Company recorded a provision for doubtful accounts of $253,000, or 1.3 percent of sales, compared to $182,000, or 1.0 percent in 1994, and $101,000, or .6 percent of sales in 1993. The Company automatically reserves all accounts over 180 days and those accounts, which in the opinion of management, have unique credit situations. All other areas of expenses are stable.

               Interest costs, net, were $319,000, or 1.6 percent of sales in 1995, $411,000, or 2.4 percent in 1994, and $610,000, or 3.4 percent in 1993. The
               Company refinanced its subordinated debentures on April 30, 1993, at a fixed cost of 6.96 percent over five years. The subordinated debentures carried a 10.25 percent rate. This, combined with normal reductions in indebtedness and the earnings on the temporary investment of excess funds, accounts for lower net interest costs.

               In 1994, the Company was able to sell equipment that was no longer necessary as a result of the 1993 and 1994 capital expenditure programs. The net gain from the sale of this equipment was $323,000. The largest piece of equipment was a five color printing press.

               The combined effect of the above items resulted in income before taxes, of $1,533,000, or 7.8 percent of sales in 1995, $946,000, or 5.4 percent of sales in 1994, and $1,544,000, or 8.7 percent of sales in 1993.

TAXES          The provision for taxes for 1995 is $618,000 or
               3.1 percent of sales, compared to $368,000, or 2.1 percent in 1994, and $701,000, or 4.0 percent of sales, in 1993.

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

NET INCOME     Net income is $915,000, or $.24 per share in 1995,
               $578,000, or $.14 per share in 1994, and $536,000,
               or $.13 per share in 1993.

LIQUIDITY      The Company's cash has decreased in 1995 by
               $3,225,000 compared to $337,000 in 1994.  During
               the first nine months of 1995, the Company invested $2,705,000 in capital expenditures compared to $1,176,000 in the same period of 1994.
               The Company anticipates capital expenditures of approximately $6,000,000 for the year. Also, it had $1,500,000 deposited on equipment to be delivered in the Fourth Quarter, compared to $460,000 at this time in 1994. The Company has reduced its indebtedness by $1,670,000 and $1,430,000 in 1995 and 1994, respectively. The
               Company also purchased 155,000 shares of Treasury
               Stock for $432,000, compared to 179,000 shares at a cost of $448,000 in 1994.

               The Company has a $5,000,000 line of credit available for additional working capital needs. The Company feels that its cash flow from internal operations and the line of credit are adequate to meet the Company's operational and investment plans for 1995 and 1996. The Company will borrow on its line of credit in early November, 1995. This will increase interest expense both from the additional outstanding amount of indebtedness and from the reduction of available cash for temporary investment.

BACKLOG The Company's backlog at the end of the Third Quarter was $6,400,000, down from $6,700,000 at
               December 31, 1994. It was $6,900,000, at this time in 1994, compared to $7,600,000 in 1993. The September 30, 1995, backlog is $4,000,000 in the Electronic Systems segment and $2,400,000 in the Customized Printing and Packaging segment.

COMMITMENTS    The Company plans to make capital investments of
               approximately $6,000,000 for investments in technology, processes and equipment in 1995. The
               Company is planning on making approximately
               $6,000,000 in capital investments in 1996. During the Fourth Quarter, they may make deposits on equipment to be delivered in 1996. The Company has authorized the repurchase of an additional
               250,000 shares of its common stock at various times when the market conditions warrant.

               The Company has commitments for items that it purchases in the normal on-going affairs of the business. The Company is not aware of any obligations in excess of normal market conditions, nor of any long-term commitments that would affect its financial condition.

OUTLOOK Sales have increased at a 12.7 percent rate during the first nine months of 1995. Business activity has increased during the third quarter which should provide double digit growth for the year. Earnings for the same period are up 58.3 percent compared to net income for the same period of 1994, which was affected by the one-time transition costs of combining the Massachusetts and New York defense electronics aerospace operations in East Aurora, NY. While the Company believes earnings will continue to grow, they should more closely reflect the sales growth.

                   PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

          None.


Item 2.   Changes in Securities.

          None.


Item 3.   Defaults Upon Senior Securities.

          None.


Item 4.   Submission of Matters to a Vote of Securities Holders.

          None.


Item 5.   Other Information.

          None.


Item 6.   Exhibits and Reports on Form 8-K.

          None.

                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





DATED:      November 15, 1995



                                       ASTRONICS CORPORATION
                                   ______________________________


                                   By   John M. Yessa
                                     ____________________________
                                             (Signature)


                                             John M. Yessa
                                      Vice President-Finance and
                                               Treasurer