Form 10KSB
period 1995-12-31
ASTRONICS CORP
filed 1996-03-29
CIK 8063

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               Form 10 - KSB
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________________ to _____________________

Commission file number 0-7087

                             ASTRONICS CORPORATION
          (Exact Name of Registrant as Specified in its Charter)

           New York                                16-0959303
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

1801 Elmwood Avenue
Buffalo, New York                                     14207
(Address of principal executive office)            (Zip Code)

Registrant's telephone number, including area code      (716) 447-9013

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange on
          Title of each class                    which registered

                 None                                   None

Securities registered pursuant to Section 12 (g) of the Act:

     $.01 par value Common Stock, $.01 par value Class B Stock
                          (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirement for the past 90 days.

               Yes   X                  No

              Page 1 of 50  EXHIBIT INDEX APPEARS ON PAGE 14

     As of March 8, 1996, 3,082,979 shares of Common Stock and 763,759 shares of Class B Stock were outstanding, and the aggregate market value of the shares of Common Stock and Class B Stock (assuming conversion of all of the outstanding Class B Stock into Common Stock) of Astronics Corporation held by non-affiliates was approximately $19,234,000.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

     State issuer's revenues for its most recent fiscal year.
$28,536,000.

     Portions of the 1995 Annual Report to Shareholders of the Registrant are incorporated in Parts II and III of this Report.
Portions of the Proxy Statement of the Registrant dated March 22,
1996 are incorporated in Part III of this Report.

                             PART I

Item 1.   BUSINESS

Profile

     Astronics Corporation ("Astronics", "Company", or "Registrant"), a New York corporation formed in 1968, is a diversified company engaged principally in the design, manufacture and marketing of products and processes in two business segments: "Electronic Systems" and "Specialty Packaging and Printing." Electronic Systems is involved in the design, manufacture, and marketing of advanced technology products. The Specialty Packaging and Printing segment is predominantly a direct marketing provider of proprietary designs of paperboard folding boxes and paper products.

     On November 29, 1995, the Company acquired the assets and business devoted to the electroluminescent lighting business of Loctite Luminescent Systems, Inc. of Lebanon, New Hampshire. In conjunction with the Company's present electroluminescent and ruggedized keyboard systems business, these operations have been renamed Luminescent Systems, Inc., or LSI. This acquisition results in a stronger entity in the most sophisticated arena of defense related fixed and rotary wing aircraft formation lighting, interior cockpit lighting and keyboard systems. Also, this business provides product expansion opportunities into new commercial and consumer markets.

Electronic Systems

     The Company's Electronic Systems are components of varying complexities for use in a variety of applications. The Company's products devoted to image illumination and display rely extensively on a light form known as electroluminescence ("EL"), a technology in which the Company has been engaged since its formation. The Company's EL technology is devoted to providing aircraft instrument panel lighting, formation lighting for aerospace applications, liquid crystal display backlighting, automotive, commercial, and consumer lamps. Since EL may be used in a backlighting format, precise and graphic artwork can be placed over an EL lamp to provide rapid and clear discernment on instrument panels such as those used in aircraft. The Company's products have application in the commercial EL instrument panel industry. In military applications, the Company has specialized in instrument panels that are compatible with night vision, infra-red goggles. EL lamps have other military as well as commercial applications, since they are thin, light in weight, immune to vibration and shock, and often designed to exceed the life of the application.

     The Company's standard and encoded electronic keyboard systems are primarily for computers and are used as components in sophisticated military and commercial products, which are typically subjected to unusually rigorous applications under the harshest of environmental conditions. These keyboard systems are frequently designed to be environmentally secure, hermetically sealed, and often include high quality subcomponents which provide long life and high performance. This technology is typically used in microprocessor encoded keyboards, handheld keyboard terminals and flat panel display systems.

     The Company also engages in the design and development of large, thick-walled polyester elastomer and other polymer products and systems. Polyester elastomers have performance characteristics which combine those of rubber and plastics. Products from this polymer technology are often designed to withstand harsh, high compressive loads and wide temperature range environments, whereas rubber or plastics may not comparably perform. This product line includes development and production of an insert (commonly referred to as a "Run-Flat") that can be mounted on motor vehicle rims within tires to enable a vehicle to continue operating for several miles at highway speeds with a flat tire.

     Electronic Systems are sold primarily throughout North America, with increasing international sales. Owing to the nature of these products and the wide variety of customer applications, there are no areas of geographic significance to the Company's operations. Sales are through the Company's sales force as well as manufacturers' representatives. Less than 15 percent of total Astronics' sales are defense related.

Specialty Packaging and Printing

     The Company manufactures folding boxes primarily from high quality solid bleached sulfate paperboard. This segment predominantly functions as a direct marketing provider of proprietary designs of paperboard and paper products. The Company develops its own designs and owns the tooling technology. This segment's products are marketed throughout North America and, to a smaller extent, internationally. In addition, the Company is a dominant regional provider of custom folding boxes where, within its chosen markets, it prevails as a preferred or sole source provider to most of its customers.

     The Company also engages in high quality specialty imprinting of wedding and party invitations, monogrammed napkins, and related party accessories. These products are direct marketed primarily through catalogs which are located at stationery stores, printers, gift shops and specialty boutiques throughout the United States.

Competitive Conditions

     Astronics experiences considerable competition in its segments, principally in the areas of product performance and price, from various competitors, many of which are substantially larger and have greater resources. Success in the Electronic Systems segment depends upon product innovation, customer support, responsiveness, and cost management. Astronics continues to invest in developing the tools critical to competing in today's worldwide markets. Success in Specialty Packaging and Printing is dependent upon competitive pricing, innovative and responsive customer support and short lead time delivery performance to support this capability. Astronics has invested and will continue to invest in process and systems technology.

Raw Materials

     Materials, supplies and components are available and purchased from a wide variety of sources, the loss of any one of which would not materially affect the Company's operations.

Patents

     The Company has a number of patents and has filed numerous applications for others. While the aggregate protection of these patents is of value, Registrant does not consider that the successful conduct of any material part of its business is dependent upon the protection afforded by these patents. The Company's patents and patent applications relate to EL, instrument panels, elastomer applications, keyboard technology and various components used in their manufacture. The Company regards its expertise and techniques as proprietary and relies upon trade secret laws and contractual arrangements to protect its rights.

Research Activities

     The Company is engaged in a variety of research and development activities directed to the improvement and application of the Company's EL and flexible membrane technologies and, to a lesser extent, its elastomer products.
The extent of the Company's engagement in pure research, however, is not material.

Employees

     The Registrant employed approximately 437 employees as of December 31, 1995, including 236 in the Electronic Systems segment, 194 in the Specialty Packaging and Printing segment and 7 at the Corporate level, compared to 283 as of December 31, 1994, including 101 in the Electronic Systems segment, 174 in the Specialty Packaging and Printing segment and 8 at the Corporate level as of that date.

Working Capital

     Inventories constitute a major component of the Company's working capital, reflective of the extended production cycle on most of the Company's products and anticipatory production required for the seasonal aspects of the Company's packaging products. A substantial portion of the business of the Specialty Packaging and Printing segment consists of proprietary designs of stock boxes used by the confectionery industry, which requires the Company to increase inventory levels approximately 3-6 months prior to its principal seasons.

Financial Information about Industry Segments

     Sales, operating profit and identifiable assets attributable to each of the Registrant's industry segments for each year in the three years ended December 31, 1995 appear on page 12 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1995, submitted herewith as an exhibit and incorporated by reference.

Order Backlog

     The backlog of orders as of December 31, 1995 was approximately $8,953,000 ($7,328,000 related to the Electronic
Systems segment and $1,625,000 related to the Specialty Packaging and Printing segment), substantially all of which is expected to be filled in the current fiscal year, and was $6,700,000
($4,700,000 related to the Electronic Systems segment and $2,000,000 related to the Specialty Packaging and Printing segment) as of December 31, 1994.

Item 2.   PROPERTIES

Corporate Headquarters

     In February 1995, the Company relocated its corporate office to 1801 Elmwood Avenue, Buffalo, NY 14207, the sight of the largest portion of the Specialty Packaging and Printing segment.

Electronic Systems

     Registrant owns manufacturing and office facilities of approximately 45,000 square feet in the Buffalo, New York area, and leases approximately 42,000 square feet in Lebanon, New
Hampshire.

Specialty Packaging and Printing

     Registrant owns buildings totaling approximately 390,000 square feet in the Buffalo, New York metropolitan area for its manufacturing and office facilities. Currently, about 45 percent of the building space is under lease to others. In addition, it owns approximately 25,000 square feet for additional specialty printing operations in Blasdell, another location in the Buffalo, New York area.

     The physical properties of the Registrant are suitable and adequate for the purpose for which they are employed. Additions and expansions are made as needed. In general, the productive capacity of the Registrant's physical properties are in excess of current production requirements and greater utilization is available.

Item 3.   LEGAL PROCEEDINGS

     Rodgard Corporation, a division of Astronics, and one of its former officers, Mason C. Winfield, instituted an action against Miner Enterprises, Inc. and David G. Anderson on April 10, 1984, in the United States District Court of the Western District of New York, seeking damages for breaches of confidentiality agreements and seeking to be declared a co-inventor of a David G. Anderson patent. Defendants counterclaimed for unspecified damages alleging that the plaintiffs breached a confidentiality provision pursuant to a consulting agreement between Winfield and Miner. The judge rendered a decision that neither side has a sufficient case to enable awards. The case has been filed for appeal by plaintiffs in the Second Circuit Court of Appeals. A decision is expected in 1996.

     Except for the matter described above, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4.   SUBMISSION OF MATTERS TO A
          VOTE OF SECURITY HOLDERS

          Not applicable.

                             PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

     Information with reference to the market price of and dividends on the Company's Common Stock and related security holder matters appears on pages 1 and 13 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1995, submitted herewith as an exhibit and incorporated by reference.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

     Management's discussion and analysis of financial condition, changes in financial condition and results of operations appears on pages 14, 15 and 16 of Registrant's Annual Report to
Shareholders for the fiscal year ended December 31, 1995, submitted herewith as an exhibit and incorporated by reference.

Item 7.   FINANCIAL STATEMENTS

     The Financial Statements of Astronics Corporation which are incorporated by reference in this Form 10-KSB Annual Report are described in the accompanying Index to Financial Statements at
Item 13 of this Report.

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                            PART III

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT

     The information regarding directors is contained under the captions "Election of Directors" and "Record Date and Voting
Securities" in the Company's definitive Proxy Statement dated
March 22, 1996 and is incorporated herein by reference.

     Certain information regarding executive officers is contained under the captions "Executive Compensation" and "Record Date and Voting Securities" in the Company's definitive Proxy Statement dated March 22, 1996 and on the back inside cover of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1995, submitted herewith as an exhibit, which are both incorporated herein by reference.

Executive Officers of the Registrant

     The following table sets forth the names and ages of all executive officers of the Company and certain information relative to their positions with the Company and prior employment history during at least the past five years:

                                   Position with the Company
Name                     Age       and Prior Employment History

Kevin T. Keane           63        President, Chief Executive
                                   Officer and Director

John M. Yessa            56        Vice President of Finance,
                                   Treasurer, Chief Financial
                                   Officer and Director

Richard E. Hauck         63        Group Vice President


Item 10.  EXECUTIVE COMPENSATION

     The information contained under the caption "Executive
Compensation" in the Company's definitive Proxy Statement dated
March 22, 1996 is incorporated herein by reference.

Item 11.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT

     The information required is contained under the caption
"Record Date and Voting Securities" in the Company's definitive
Proxy Statement dated March 22, 1996, and is hereby incorporated by reference.

Item 12.  CERTAIN RELATIONSHIPS AND
          RELATED TRANSACTIONS

     The information contained under the caption "Certain
Relationships and Related Transactions" in the Company's definitive Proxy Statement dated March 22, 1996, is herein incorporated by reference.

Item 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K


     (a) The documents filed as a part of this report are as follows:

          1.   Financial Statements

               See Index to Financial Statements.

          2.   Financial Statement Schedules

               See Index to Financial Statements and Financial
               Statement Schedules on page F-1 of this report.

          3.   Exhibits

     Exhibit No.         Description

     3(a)                Restated Certificate of Incorporation,
                         as amended; incorporated by reference to
                         exhibit 3(a) of the Registrant's
                         December 31, 1988 Annual Report on Form
                         10-K.

     (b)                 By-Laws, as amended; incorporated by
                         reference to exhibit 3(b) of the
                         Registrant's December 31, 1988 Annual
                         Report on Form 10-K.

     10.1 Restated Thrift and Profit Sharing Retirement Plan; incorporated by reference to exhibit 10.1 of the Registrant's December 31, 1994 Annual Report on Form 10-KSB.

     10.3                Incentive Stock Option Plan;
                         incorporated by reference to the
                         Registrant's definitive proxy statement
                         dated March 26, 1982.

     10.4 Director Stock Option Plan; incorporated by reference to the Registrant's definitive proxy statement dated
                         March 16, 1984.

     10.5                Employment Contract of Kevin T. Keane;
                         incorporated by reference to Exhibit
                         10.5 of the Registrant's registration
                         statement on Form S-2 (No. 33-8040).

     10.7                Employment Contract of John M. Yessa;
                         incorporated by reference to Exhibit
                         10.7 of the Registrant's registration
                         statement on Form S-2 (No. 33-8040).

     10.10               1992 Incentive Stock Option Plan;
                         incorporated by reference to the
                         Registrant's definitive proxy statement
                         dated March 30, 1992.

     10.11               1993 Director Stock Option Plan;
                         incorporated by reference to the
                         Registrant's definitive proxy statement
                         dated March 19, 1993.

     13 1995 Annual Report to Shareholders filed herewith.

     22                  Subsidiaries of the Registrant filed
                         herewith.

     24                  Consent of Accountants.

     (b)  Reports on Form 8-K

          Item 2 Form 8-K filed December 14, 1995.

                      ASTRONICS CORPORATION

                  INDEX TO FINANCIAL STATEMENTS

The financial statements, together with the report thereon of Ernst & Young LLP dated January 18, 1996, appearing on pages 3 to 14 of the accompanying 1995 Annual Report to Shareholders are incorporated by reference in this Form 10-KSB Annual Report.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1996.


Astronics Corporation

    Kevin T. Keane                      John M. Yessa
By                                 By
    Kevin T. Keane, President           John M. Yessa, Vice
    and Chief Executive Officer         President-Finance
                                        and Treasurer, Principal
                                        Financial and Accounting
                                        Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title          Date

Guy P. Berner
                              Director       March 27, 1996
Guy P. Berner

Robert T. Brady
                              Director       March 27, 1996
Robert T. Brady

John b. Drenning
                              Director       March 27, 1996
John B. Drenning

Kevin T. Keane
                              Director       March 27, 1996
Kevin T. Keane

John M. Yessa
                              Director       March 27, 1996
John M. Yessa

                      ASTRONICS CORPORATION

                        INDEX TO EXHIBITS

                                                     Sequential
Exhibit No.    Description                           Page Number

     3(a)      Restated Certificate of Incorporation,
               as amended; incorporated by reference
               to exhibit 3(a) of the Registrant's
               December 31, 1988 Annual Report on
               Form 10-K.

     (b)       By-Laws, as amended; incorporated by
               reference to the Registrant's
               December 31, 1988 Annual Report on
               Form 10-K.

     10.1      Restated Thrift and Profit Sharing
               Retirement Plan; incorporated by
               reference to the Registrant's
               December 31, 1994 Annual Report on
               Form 10-KSB.

     10.3      Incentive Stock Option Plan;
               incorporated by reference to the
               Registrant's definitive proxy
               statement dated March 26, 1982.

     10.4      Director Stock Option Plan;
               incorporated by reference to the
               Registrant's definitive proxy
               statement dated March 16, 1984.

     10.5      Employment Contract of Kevin T.
               Keane; incorporated by reference
               to Exhibit 10.5 of the Registrant's
               registration statement on Form S-2
               (No. 33-8040).

     10.7      Employment Contract of John M.
               Yessa; incorporated by reference to
               Exhibit 10.7 of the Registrant's
               registration statement on Form S-2
               (No. 33-8040).

     10.10     1992 Incentive Stock Option Plan;
               incorporated by reference to the
               Registrant's definitive proxy
               statement dated March 30, 1992.

     10.11     1993 Director Stock Option Plan;
               incorporated by reference to the
               Registrant's definitive proxy
               statement dated March_19, 1993.

     13        1995 Annual Report to Shareholders
               filed herewith.

     22        Subsidiaries of the Registrant
               filed herewith.

     24        Consent of Accountants.

                           EXHIBIT 13

                  ANNUAL REPORT TO SHAREHOLDERS

Corporate Profile

General

Astronics Corporation was incorporated in 1968. In February,
1995, it relocated its corporate office to 1801 Elmwood Avenue, Buffalo, NY 14207 (716/447-9013). The Company's Common Stock is traded on the Nasdaq National Market System.

The diversified nature of the Company's product lines is the result of the acquisition of several businesses since 1971. Astronics' strategy is to act as a holding company, overseeing its diversified operations. Astronics wants its businesses to be either the leader or the dominant regional provider in the industries in which they compete.

The corporate operational structure is decentralized such that its various subsidiaries are relatively self-sufficient and run their own operations.

Specialty Packaging and Printing

The Specialty Packaging and Printing segment is predominately a direct marketing provider of proprietary designs of paperboard and paper products. The Company develops its own designs and owns the tooling technology. The majority portion of this business segment is marketed throughout North America and, to a small extent, internationally.

In addition, the Company is a dominant regional provider of custom folding boxes where, within its chosen markets, it prevails as a preferred or sole source provider to most of its customers.

Success in this segment is dependent upon competitive pricing, innovative and responsive customer support and short lead time delivery performance. To support this capability, Astronics has invested and will continue to invest in process and systems technology.

This segment is approximately 60 percent of Astronics' revenues, none of which are defense related.

Electronic Systems

The Electronic Systems segment is involved in the design, manufacture, and marketing of advanced technology products. Major product lines include electroluminescent products, high-reliability keyboards, and molded elastomeric devices. Proprietary design and manufacturing technologies are basic to all of the segment's operations. Astronics owns critical patents covering the technology.

Customers are typically well-known companies in the automotive, aerospace, defense, and electronics industries. Major applications include aircraft crewstations, formation lighting, emergency egress lighting, electroluminescent backlighting, keyboards for computer systems used in harsh environmental conditions, and tire inserts known as runflats used on security vehicles worldwide.

Success in this segment depends upon product innovation, customer support, responsiveness, and cost management. Astronics continues to invest in developing the tools critical to competing in today's worldwide markets.

The segment is approximately 40 percent of Astronics' revenues.
An estimated 30 percent of the segment's sales are defense related.

Financial Highlights

Selected Historical Financial Data
(Dollars in thousands, except per share data)

                          Income                                     Book
                  Net     (Loss)                                     Value  Stock Market
         Net    Income     Per                  Dividends            Per        Price
Year    Sales   (Loss)   Per Share  Dividends   Per Share   Equity   Share   High     Low
1986    17,146    942      .25         184        .05        8,421   2.19    5.47     3.74

1987    17,530     94*     .02*        233        .06        8,426   2.16    5.47     2.17

1988    21,883     20      .01         265        .07        8,123   2.09    3.63     2.33

1989    22,145  (1,996)   (.51)          -          -        6,127   1.58    3.75     1.00

1990    23,564     376     .10           -          -        6,440   1.68    2.13     0.75

1991    23,540   1,248     .33           -          -        7,770   1.98    3.25     1.00

1992    23,740     316**   .08**         -          -        8,174   2.05    4.13     1.88

1993    23,957   1,188***  .30***       41        .01        9,414   2.33    3.25     2.00

1994    24,944   1,306     .33           -          -       10,334   2.65    3.13     1.88

1995    28,536   1,760     .46           -          -       11,726   3.06    3.88     2.00


*    Includes cumulative effect of a change in accounting principle of $423 ($.11 per share)
**   Includes cumulative effect of a change in accounting principle of $140 ($.04 per share)
***  Includes extraordinary expense item net of income taxes of $307 ($.08 per share)


Message to Shareholders

We are pleased to report record sales and earnings for 1995. This achievement reflects the growing capacity and performance levels of our operations, which have been developed as a result of extensive investments into refocusing and developing our product lines, production capabilities and market initiatives.

Shipments in 1995 increased 14 percent over 1994 to $28,536,000, establishing a new record for sales. These results have been aided by a business environment that has continued to improve during the year, a trend that first became apparent two years ago during the second half of 1993. The Third Quarter of 1995 experienced some sales softening with continuing downward pressure on pricing, although our sales growth increased 2 percent for the Quarter compared to the previous year. In the other three quarters, sales enjoyed more than an 18 percent increase, similar to the pace realized during the last quarter of 1994.

At the end of November 1995, we completed the acquisition of the electroluminescent operations of Loctite Corporation. In conjunction with our present electroluminescent and ruggedized keyboard systems business, we have renamed these operations as Luminescent Systems Inc., or LSI in its shortened form.

This acquisition provides a business that ideally folds into our present operations. The result is a stronger entity which is in a position of dominance in the most sophisticated arena of defense related fixed and rotary wing aircraft formation lighting, interior cockpit lighting and keyboard systems. Also, the business provides product expansion opportunities into new commercial and consumer markets. The Electronic Systems segment of Astronics' business will approximately double within the next year. In 1995, this segment enjoyed a 26 percent growth in sales.

The Customized Printing and Packaging segment also enjoyed a strong year of growth. After review, we have renamed this as the Specialty Packaging and Printing segment. The reason has been the recognition of the business shift from being a regional custom folding box manufacturer to predominantly being a direct marketing provider of proprietary designs of paperboard and paper products. In 1995, this proprietary initiative represents more than 60 percent of this segment's business and it should continue to grow at a higher rate than the regional business. The total segment's business is growing at more than twice the pace of the paperboard industry at large.

Probably the most revealing perspective on this business area is a comparison to the paperboard packaging industry in the United States over a prolonged period of years. The chart below shows this segment's sales growth as compared to its industry since Astronics first entered this business in 1973. It represents a twenty two year Astronics history of growing more than twice as fast as the total market.

[CHART]

The Company's record earnings for 1995 were $.46 per share, an increase of 35 percent over the record earnings of the prior year. As a result of good margins, as well as gains in productivity, operating income for the year increased 36 percent on a sales gain of 14 percent.

Return on Shareholders' equity was 17 percent compared to a return of 14 percent for each of the prior two years. With gains in competitive market positions and improvements in productivity, we are optimistic that this level and/or higher levels of returns are available on a long term basis.

In 1995, a record $1.47 cash flow per share was generated from earnings, depreciation, amortization, continuing reduction of inventories and other unneeded assets. This strong performance enabled the Company to invest $6,000,000 in capital expenditures. Another $6,300,000 was spent for our latest acquisition, supported by bank financing. During 1996, we anticipate investing another $4,000,000 for further facility and technology expansions.

This process has enabled the company to accelerate its technology shifts into state of the art capabilities, which is importantly improving our ability to respond to increasing customer demands and opportunities.

As we position our strategies to maximize our vision of the future, we are continually striving to focus on strengthening our core competencies that give us our competitive advantages: long term customers, an increasingly global initiative, technology, unmatched physical assets, financial strength, and human resources. Our significant level of investment in the business is one of the important processes that enables us to maintain and accelerate this broad initiative.

As we contemplated our latest acquisition, we negotiated a new bank debt structure which involves a revolving $11,000,000 line of credit. We continue to be financially on track: long term debt was 83 percent of equity and, with the inclusion of all long term capital lease obligations, total debt was 100 percent of equity. It is worthy to note that with the absence of the acquisition, year end long term debt would have been 28 percent of equity and 45 percent of all long term obligations, as projected in last year's message to shareholders.

The new year looks as though it will be healthy. The latest acquisition, coupled with internal growth, should produce strong expansion in 1996. As we continue to gain strength and build on our foundations, our opportunities grow. We look forward to these challenges with constant excitement and anticipation.

Consolidated Statement of Income
(in thousands, except per share amounts)


                                     Year ended December 31,
                                    1995      1994      1993

Net Sales                          $28,536   $24,944   $23,957

Cost and Expenses

  Cost of products sold             19,970    17,531    16,234

  Selling, general and
    administrative expenses          5,148     4,898     4,482

  Interest expense, net of
    interest income of $102,
    $141 and $95                       479       527       773
                                    ------    ------    ------
                                    25,597    22,956    21,489
                                    ------    ------    ------
Income before taxes and
  extraordinary item                 2,939     1,988     2,468

Provision for income taxes           1,179       682       973
                                    ------    ------    ------
Income before extraordinary item     1,760     1,306     1,495

  Extraordinary item, loss on
    redemption of Subordinated
    Debentures, net of income
    taxes of $204                       --        --        --
                                   -------   -------   -------
Net Income                         $ 1,760   $ 1,306   $ 1,188
                                   =======   =======   =======
Earnings per Share

  Earnings before extraordinary
    item                           $   .46   $   .33   $   .38

  Extraordinary item                    --        --     (.08)
                                   -------
  Earnings per Share               $   .46   $   .33   $   .30
                                   =======   =======   =======
  Fully dilutive                   $   .42   $   .33   $   .30
                                   =======   =======   =======

See notes to financial statements.

Consolidated Balance Sheet
(in thousands)


Assets

                                              December 31,
                                           1995          1994

Current Assets

  Cash and cash equivalents             $    772       $  3,520

  Accounts receivable, net of
    allowance for doubtful
    accounts of $359 in 1995 and
    $367 in 1994                           4,874          2,950

  Inventories                              6,300          4,185

  Prepaid expenses                           646            659
                                        --------       --------
          Total Current Assets            12,592         11,314


Property, Plant and Equipment, at cost

  Land                                       330            340

  Buildings                                8,189          7,911

  Machinery and equipment                 20,269         15,384

  Furniture and fixtures                   1,699          1,509

  Electronic equipment                       494             --

  Leasehold improvements                     153             84
                                        --------       --------
                                          31,134         25,228
  Less accumulated depreciation and
    amortization                          14,858         14,051
                                        ========       ========
  Net Property, Plant and Equipment       16,276         11,177

Other Assets                               1,947          1,296
                                        --------       --------
                                        $ 30,815       $ 23,787
                                        ========       ========



See notes to financial statements.

Liabilities and Shareholders' Equity

                                              December 31,
                                           1995          1994

Current Liabilities

  Current maturities of long-term
    liabilities                         $  2,266       $  2,230

  Accounts payable                         2,524          1,599

  Accrued expenses                         1,449          1,208

  Income taxes                               252            242
                                        --------       --------
     Total Current Liabilities             6,491          5,279

Long-Term Debt                             9,713          4,771

Long-Term Obligations Under
  Capital Leases                           2,010          2,228

Deferred Income Taxes                        875          1,175

Shareholders' Equity

  Common Stock, $.01 par value

    Authorized 10,000,000 shares,
      issued 3,301,751 in 1995;
      3,232,157 in 1994                       33             32

  Class B Stock, $.01 par value

    Authorized 5,000,000 shares,
      issued 814,908 in 1995;
      850,102 in 1994                          8              9

  Additional paid-in capital               2,046          2,068

  Retained earnings                       10,447          8,687
                                        --------       --------

                                          12,534         10,796

  Less shares in Treasury, at cost           808            462
                                        --------       --------
    Total Shareholders' Equity            11,726         10,334
                                        --------       --------
                                        $ 30,815       $ 23,787
                                        ========       ========

Consolidated Statement of Cash Flows
  (in thousands)                      Year ended December 31,
                                     1995       1994      1993

Cash Flows from Operating Activities
  Net income                       $  1,760   $  1,306  $  1,188
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Depreciation and amortization     2,575      2,541     2,486
    Provision for doubtful accounts      (8)       172        (7)
    Gain on sale of assets              (50)      (320)       --
    Provision for deferred taxes       (300)      (196)      108
    Cash flows from changes in
      operating assets and
      liabilities, net of the
      effect of acquired business:
      Accounts receivable               169       (616)      202
      Inventories                       565        709       515
      Prepaid expenses                   51       (428)      (28)
      Accounts payable                  615        312      (261)
      Accrued expenses                  235       (116)      308
      Income taxes                       10         65       176
                                   --------    -------  --------
Net Cash provided by Operating
  Activities                          5,622      3,429     4,687
                                   --------    -------  --------
Cash Flows from Investing Activities
  Proceeds from sales of assets          60        564        --
  Change in other assets               (429)       (11)     (448)
  Capital expenditures               (6,101)    (1,588)   (3,344)
  Net payment for assets of
    company acquired                 (6,292)        --        --
                                   --------    -------  --------
  Net Cash used by Investing
    Activities                      (12,762)    (1,035)   (3,792)
                                   --------    -------  --------

Cash Flows from Financing Activities
  New long-term debt                  6,990         --     8,400
  Principal payments on long-term
    debt and capital lease
    obligations                      (2,230)    (1,984)   (9,901)
  Proceeds from issuance of stock       193         93        19
  Purchase of stock for Treasury       (561)      (479)       73
                                   --------   --------  --------
Net Cash provided (used) by
  Financing Activities                4,392     (2,370)   (1,409)
                                   --------   --------  --------
Net (decrease) increase in cash
  and cash equivalents               (2,748)        24      (514)

Cash and Cash Equivalents at
  Beginning of Year                   3,520      3,496     4,010
                                   --------   --------  --------
Cash and Cash Equivalents at
  End of Year                      $    772   $  3,520  $  3,496
                                   ========   ========  ========

Disclosure of Cash Payments for:
  Interest                         $    551   $    677  $    911
  Income taxes                        1,468        819       453

See notes to financial statements

Consolidated Statement of Shareholders' Equity
(dollars and shares in thousands)

                               Common Stock   Class B Stock    Treasury
                               Shares   Par   Shares   Par       Stock       Paid-In   Retained
                               Issued  Value  Issued  Value  Shares   Cost   Capital   Earnings
Balance at December 31, 1992   3,032   $ 30   1,043   $ 10     85    $ 137   $ 2,037   $ 6,234
Net Income for 1993                                                                      1,188
Dividend Declared ($.01 per share)                                                         (41)
Treasury Stock Sold                                           (46)     (73)
Exercise of Stock Options          4      1       3                               19
Class B Stock converted to
  Common Stock                   152      1    (152)    (1)
                               -----   ----   ------  -----   ----   ------  -------   --------
Balance at December 31, 1993   3,188     32     894      9     39       64     2,056     7,381
Net Income for 1994                                                                      1,306
Treasury Stock Sold                                           (46)     (81)       12
Treasury Stock Purchased                                      194      479
Class B Stock converted to
  Common Stock                    44     --      44      --
                               -----   ----   ------  -----  -----    -----  -------   --------
Balance at December 31, 1994   3,232     32     850       9   187      462     2,068     8,687
Net Income for 1995                                                                      1,760
Treasury Stock Sold                                           (82)    (215)      (76)
Treasury Stock Purchased                                      197      561
Exercise of Stock Options         35                                              54
Class B Stock converted to
  Common Stock                    35      1     (35)     (1)
                                                              ----    -----  -------   -------
Balance at December 31, 1995   3,302   $ 33     815     $ 8   302     $808   $ 2,046   $10,447


See notes to financial statements.


Notes to Financial Statements

Note 1

Summary of Significant Accounting Principles and Practices

Principles of Consolidation   The consolidated financial
statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Revenue Recognition   Revenue is recognized on the accrual basis,
i.e., at the time of shipment of goods. There are no significant contracts allowing for right of return. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.

Inventories   Inventories are stated at the lower of cost or
market, cost being determined in accordance with the first-in, first-out method. Inventories at December 31 are as follows:

                         (in thousands)
                          1995      1994
     Finished goods      $2,454    $1,556
     Work in process      1,081       815
     Raw material         2,765     1,814
                         ------    ------
                         $6,300    $4,185
                         ======    ======

Property, Plant and Equipment   Depreciation of property, plant
and equipment is computed on the straight-line method for financial reporting purposes and on accelerated methods for income tax purposes. Estimated useful lives of the assets are as follows: buildings, 13-40 years; machinery and equipment, 3-13 years; furniture and fixtures, 4-13 years; and electronic equipment, 4 years. Leasehold improvements are amortized over the terms of the lease or the lives of the assets, whichever is shorter.

The cost of properties sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the accounts, and the resulting gain or loss, as well as maintenance and repair expenses, are reflected in income. Renewals and betterments are capitalized.

Property, plant and equipment includes assets currently under lease to others with a cost, net of accumulated depreciation, of $219,000 and $748,000 at December 31, 1995 and 1994,
respectively.

Goodwill   Included in other assets, the excess of purchase price
over the fair value of net tangible assets acquired, net of accumulated amortization, amounted to $1,200,000 and $891,000 at December 31, 1995 and 1994, respectively. Accumulated amortization amounted to $217,000 and $188,000 at December 31, 1995 and 1994, respectively. These assets are amortized over 15-40 years on a straight-line basis, starting in the year of acquisition.

Income Taxes   The Company files a consolidated federal income
tax return. Deferred taxes are computed under Statement of Financial Accounting Standards No. 109, "Accounting for Income
Taxes."

Deferred Thrift and Profit Sharing Plan   The Company has a
trusteed Deferred Thrift and Profit Sharing Plan for the benefit of its eligible full-time employees.

Earnings Per Share   Earnings per share computations are based
upon the weighted average number of shares outstanding of 3,831,326 in 1995, 3,972,411 in 1994, and 4,001,782 in 1993.

Cash Equivalents   The Company considers all highly-liquid
investments in debt securities with original maturities of three months or less as cash equivalents.

Class B Stock   Class B Stock is identical to Common Stock,
except Class B Stock has ten votes per share, is automatically converted to Common Stock when sold or traded, and cannot receive dividends unless an equal or greater amount is declared on Common Stock.

Use of Estimates   The preparation of financial statements in
conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2

Acquisition   On November 29, 1995, Astronics Corporation
acquired for $6,292,000 the assets and business devoted to the electroluminescent lighting business of Loctite Luminescent
Systems, Inc. of Lebanon, New Hampshire.

The acquisition has been accounted for as a purchase, and the purchase price has been allocated to the tangible assets acquired in proportion to their estimated fair value at the acquisition date. The excess of the purchase price over the fair market value of net assets has been recorded as goodwill. The results of operation have been included in the consolidated statement of operations and retained earnings from the date of acquisition through December 31, 1995.

Summarized below are unaudited pro forma combined results of operations for the years ended December 31, 1995 and 1994 assuming the acquisition occurred at the beginning of 1994:

               (in thousands, except per share data)
                      1995      1994
Sales               $39,200   $36,314
Income              $ 1,996   $ 1,532
Earnings per share     $.52      $.39

The unaudited pro forma combined results of operations are not necessarily indicative of the results of operations that would have occurred had the two companies actually combined during the periods presented or of future results of operations of the combined companies.

Note 3

Notes Payable   The Company has an unsecured line of credit of
$11,000,000, which provides for interest at bank prime or LIBOR plus 125 basis points. The line is available for three years and automatically converts into a four year term loan at not more than $9,000,000. At December 31, 1995, $6,778,000 was outstanding. The Company had an unsecured line of credit for $5,000,000 at bank prime at December 31, 1994, of which the entire line was available.

Note 4

Subordinated Debentures   In April, 1993, the Company redeemed
the Subordinated Debentures due September 1, 1996, Series 10 1/4% at 101 percent. During fiscal 1993, the Company expensed $424,000 of unamortized expense and $87,000 of premiums paid on the redemption of the Subordinated Debentures. The cost of the redemption of the Subordinated Debentures, net of income taxes, has been reflected in the Consolidated Statement of Income as an extraordinary item.

Note 5

Long-Term Debt   Long-term debt consists of the following:
                                          (in thousands)
                                          1995      1994
     Mortgage payable in installments
       through 2003 with interest at
       11.00%                           $    47   $     51

     Term loan payable in installments
       through 1998 with interest at
       6.96%                              4,350      6,150

     Revolver loan with interest
       at LIBOR plus 125 basis points     6,778         --

     Urban Development Action Grant
       financing payable in monthly
       installments through 2006, with
       interest at 3%                       374        404
                                        -------    -------
                                         11,549      6,605
     Less current maturities              1,836      1,834
                                        -------    -------
                                        $ 9,713    $ 4,771
                                        =======    =======
The mortgage payable and grant are secured by certain property, plant and equipment. The unsecured term loan, among other requirements, imposes certain covenants with which the Company must maintain compliance.

Estimated principal maturities of long-term debt over the next five years are as follows: $1,836,000; $1,837,000; $789,000;
$1,395,000, and $1,397,000.

Note 6

Long-Term Obligations Under Capital Leases   The County of Erie,
State of New York, has issued Industrial Revenue Development Bonds in connection with the acquisition of certain land, production facilities and equipment. These bear interest at various floating rates, either seven to ten percent, or 75 percent of the bank's prime rate. The Company also leases certain other equipment under capital leases from six to ten percent interest.

The following is a schedule by years of future minimum lease payments under the capital leases, together with the present value of the net minimum lease payments as of December 31, 1995:

                                          (in thousands)
                                             Capital
                                          Period    Lease

                                           1996   $   594
                                           1997       551
                                           1998       520
                                           1999       492
                                           2000       429
                                      2001-2004       497
                                                  -------
     Net minimum lease payments                   $ 3,083
     Amounts representing interest                    643
                                                  -------
     Present value of net
       minimum lease payments                     $ 2,440
                                                  =======
Amounts related to the capital leases included in the Balance Sheet are summarized as follows:

                                          (in thousands)
                                          1995      1994
     Property, Plant and Equipment
       Land                             $   125    $   125
       Buildings                          2,592      2,592
       Machinery and Equipment            2,438      2,499
       Electronic Equipment                 140         --
                                        -------    -------
                                          5,295      5,216

     Less accumulated amortization        3,702      3,771
                                        -------    -------
                                        $ 1,593    $ 1,445

     Debt:
       Current                          $   430    $   396
       Long-term                          2,110      2,228
                                        -------    -------
                                        $ 2,540    $ 2,624
                                        =======    =======
<page.
The Company subleases a portion of these facilities from which they anticipate future total minimum rentals of $561,000.

Note 7

Stock Option and Purchase Plans   The Company's stock option
plans make available for option 954,250 shares. At December 31, 1995, 605,905 stock options were issued and 557,539 are outstanding with prices ranging from $1.31 to $4.53.

The Company's Employee Stock Purchase Plan makes 542,969 shares of Common Stock available for purchase. During 1995, 81,645 shares were purchased under this plan at a cost of $1.70 per share. At December 31, 1995 employees have subscribed to purchase 67,600 shares at $2.71 per share on September 30, 1996.

Note 8

Deferred Thrift and Profit Sharing Plan   The Company has a
trusteed Deferred Thrift and Profit Sharing Plan for the benefit of its eligible full-time employees. The profit sharing plan provides for annual contributions based on percentages of pre-tax income. In addition, employees may contribute up to ten percent of their salary to the thrift plan. The plan may be amended or terminated at any time. Total charges to income for the plan were $438,000, $419,000, and $364,000, in 1995, 1994, and 1993,
respectively.

Note 9

Income Taxes   The provision for income taxes consists of the
following:

                                        (in thousands)
                                   1995      1994      1993

     Currently payable
       Federal                     $1,412    $  803    $  745
       State                           67        75       120
     Deferred to future years        (300)     (196)      108
                                   ------    ------    ------
                                   $1,179    $  682    $  973
                                   ======    ======    ======

The effective tax rates of 40.1% in 1995, 34.3% in 1994, and 39.3% in 1993, which differ from the statutory federal income tax, are a result of the following:

                                   1995      1994      1993

     Statutory federal income
       tax rate                    34.0%     34.0%     34.0%
     Tax exempt items, net           .6%       .9%       .3%
     State income tax, net of
       federal income tax benefit   1.5%      2.5%      4.0%
     Other                          4.0%     (3.1%)     1.0%
                                   -----     ------    -----
                                   40.1%     34.3%     39.3%
                                   =====     ======    =====

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1995 are as follows:

                                        (in thousands)
                                   Total     Federal   State

     Long-term deferred tax
       liabilities:
       Tax depreciation over book
         depreciation              $1,395    $1,192     $  203
         Net long-term deferred tax
           liability                1,395     1,192        203

     Long-term deferred assets:
       State net operating loss
         carryforwards                318        --        318
       State investment tax credit
         carryforwards                462        --        462
       Other-net                      365       317         48
                                   ------    ------     ------
         Total long-term deferred
           tax assets               1,145       317        828
       Valuation allowance for
         deferred tax assets
         related to state net
         operating losses and
         investment tax credit
         carryforward ($687,000
         in 1994)                    (625)       --       (625)
                                   ------    ------     ------
       Net long-term deferred
         tax asset                    520       317        203
                                   ------    ------     ------
         Net long-term deferred
           tax liability           $  875    $  875     $   --
                                   ======    ======     ======
At December 31, 1995, the Company had state net operating loss carryforwards of $5,492,000 for income tax purposes expiring through 2010 and state investment tax credit carryforwards of $462,000 expiring through 2005. The state carryforwards are subject to separate tax return limitations.

Note 10

Accrued Expenses   Accrued expenses consist of the following:
                                          (in thousands)
                                          1995      1994
     Accrued payroll and employee
       benefits                         $   499    $   486
     Accrued profit sharing                 481        393
     Accrued professional fees               82         68
     Other accrued liabilities              387        261
                                        -------    -------
                                        $ 1,449    $ 1,208
                                        =======    =======

Note 11

Selected Quarterly Financial Information
(unaudited) (in thousands, except per share data)

                                                    Quarter ended
                       Dec. 31,  Sept.30,   July 1,  Apr. 1  Dec. 31,   Oct. 1,   July 2,   Apr. 2,
                         1995      1995      1995     1995     1994      1994      1994      1994
Net Sales              $8,820    $6,266     $6,224   $7,226   $7,442    $6,137    $5,257    $6,108
                       ======    ======     ======   ======   ======    ======    ======    ======
Gross Profit           $2,641    $1,890     $1,890   $2,145   $2,450    $2,008    $1,392    $1,563
                       ======    ======     ======   ======   ======    ======    ======    ======
Income before tax      $1,406    $  740     $  275   $  518   $1,042    $  600    $  277    $   69
                       ======    ======     ======   ======   ======    ======    ======    ======
Net Income             $  845    $  467     $  172   $  276   $  728    $  413    $  129    $   36
                       ======    ======     ======   ======   ======    ======    ======    ======
Net income per share   $  .22    $  .12     $  .05   $  .07   $  .19    $  .10    $  .03    $  .01
                       ======    ======     ======   ======   ======    ======    ======    ======

Note 12

Operations in Different Industries   The Company operates in two
areas: Electronic Systems and Specialty Packaging and Printing. Operations in Electronic Systems involve the design, manufacturing and marketing of state-of-the-art and advanced technological components incorporated into functional systems including instrument panels, photo reproductions, keyboard technologies, and durable, high load bearing situations. Customers are typically well-known companies in the automotive, aerospace, defense, and electronics industries worldwide. Operations in Specialty Packaging and Printing involve the design, manufacturing and marketing of folding paperboard packaging for customers' delivery of their products and high quality custom imprinting of napkins, invitations and other paper products. The Company is a dominant regional provider of custom folding boxes in chosen markets.

Corporate assets consist mainly of cash, cash equivalents and furniture and equipment.

                                                       (in thousands)


                                                     Income                            Depreciation
                                         Operating   Before               Capital          and
                                Sales     Profit     Taxes*   Assets    Expenditures   Amortization
1995: Electronic Systems       $11,530    $1,557    $         $12,082     $   234         $1,219
      Specialty Packaging
        and Printing            17,006     2,955               17,603       5,817          1,306
          Operating Profit                          $ 4,512
          Interest Expense                             (479)
          Corporate                                  (1,094)    1,130          50             50
                               -------    ------    -------   -------     -------         ------
                               $28,536    $4,512    $ 2,939   $30,815     $ 6,101         $2,575
                               =======    =======   =======   =======     =======         ======

1994: Electronic Systems       $ 9,126    $  901              $ 7,349     $   147         $  973
      Specialty Packaging
        and Printing            15,818     2,779               12,598       1,442          1,137
          Operating Profit                          $ 3,680
          Interest Expense                             (527)
          Corporate                                  (1,165)    3,840          (1)           431
                               -------    ------    -------   -------     -------         ------
                               $24,944    $3,680    $ 1,988   $23,787     $ 1,588         $2,541
                               =======    =======   =======   =======     =======         ======
1993: Electronic Systems       $ 9,162    $1,178              $ 8,532     $   255         $1,065
      Specialty Packaging
        and Printing            14,795     3,076               11,985       3,014            915
          Operating Profit                          $ 4,254
          Interest Expense                             (773)
          Corporate                                  (1,013)    4,269          75            506
                               -------    ------    -------   -------     -------         ------
                               $23,957    $4,254    $ 2,468   $24,786     $ 3,344         $2,486


*Income before taxes and extraordinary item


Note 13

Supplemental Cash Flow Information   During the year ended
December 31, 1995, the Company purchased substantially all the assets of Loctite Luminescent Systems, Inc. This transaction resulted in non-cash increases in the following accounts:

          (in thousands)

          Accounts receivable           $2,093
          Inventories                    2,680
          Prepaid expenses                  38
          Other assets                     498
          Property, plant and equipment  1,299
          Accounts payable                (310)
          Accrued expenses                  (6)


Statement of Management Responsibility for Financial Statements:

The financial statements and accompanying information were prepared by and are the responsibility of Astronics' management.
The statements were prepared in conformity with generally accepted accounting principles and, as such, include amounts that are based on management's best estimates and judgments.

The Company's internal control systems are designed to provide reliable financial information for the preparation of financial statements, to safeguard assets against loss or unauthorized use and to ensure that transactions are executed consistent with Company policies and procedures. Management believes that existing internal accounting control systems are achieving their objectives and that they provide reasonable assurance concerning the accuracy of the financial statements.

Oversight of management's financial reporting and internal accounting control responsibilities is exercised by the Board of Directors, through an Audit Committee which consists solely of outside directors. The Committee meets periodically with management and the independent accountants to ensure that each is meeting its responsibilities and to discuss matters concerning auditing, internal accounting control and financial reporting.

               Kevin T. Keane           John M. Yessa
               President and            Vice President-Finance,
               Chief Executive          Treasurer and Chief
               Officer                  Financial Officer


Stock Price

The following table sets forth the range of closing prices for the Company's Common Stock, traded on the Nasdaq National Market Exchange, for each quarterly period during the last two years. The approximate number of shareholders of record as of March 8, 1996 was 918.

                         1995                1994

          First     $2.00 - $2.88       $2.50 - $3.13
          Second     2.50 -  3.25        2.38 -  2.88
          Third      2.94 -  3.31        2.00 -  2.63
          Fourth     2.94 -  3.88        1.88 -  2.25


Five-Year Comparison of Selected Financial Data

(in thousands, except per share data)

                               1995     1994     1993     1992     1991

For the year:
  Sales                       $28,536  $24,944  $23,957  $23,740  $25,540
  Income before extraordinary
    item and change in
    accounting principle        1,760    1,306    1,495      456    1,248
  Net income                    1,760    1,306    1,188      316    1,248
  Per share:
    Income before extraordinary
      item and change in
      accounting principle        .46      .33      .38      .12      .33
    Net income                    .46      .33      .30      .08      .33
    Dividends                      --       --       --       --       --
  Shares used in computation
    of earnings per share       3,831    3,972    4,002    3,945    3,821

At end of year:
  Total assets                $30,815  $23,787  $24,786  $24,675  $25,318
  Net investment in property,
   plant and equipment         16,276   11,177   11,744   10,254   10,713
  Working capital               6,101    6,035    6,377    9,353    9,090
  Long-term debt                9,713    4,771    6,627      516      564
  Long-term obligations under
   capital leases               2,010    2,228    2,624    2,997    3,395
  Subordinated debentures          --       --       --    8.755    9.177
  Shareholders' equity         11,726   10,334    9,414    8,174    7,770


Report of Independent Auditors

To the Shareholders and Board of Directors of Astronics
Corporation

We have audited the accompanying consolidated balance sheets of Astronics Corporation as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astronics Corporation at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

ERNST & YOUNG LLP



Buffalo, New York
January 18, 1996



Management's Discussion and Analysis

Results of Operation:

The following table sets forth an income statement with percentage of net sales and the percentage increase (decrease) of such items as compared to the prior period.

(dollars in thousands)        1995            1994             1993          Period to Period

                            $       %       $       %        $       %      1994-95     1993-94
Net sales
Electronic Systems       $11,530   40.4   $ 9,126   36.6   $ 9,162   38.2    26.3%        (.4%)
Specialty Packaging and
  Printing                17,006   59.6    15,818   63.4    14,795   61.8     7.5%        6.9%
                         -------  -----   -------  -----   -------  -----
                          28,536  100.0    24,944  100.0    23,957  100.0    14.4%        4.1%

Cost of goods sold        19,970   70.0    17,531   70.3    16,234   67.8    13.9%        8.0%
Selling, general and
  administrative
  expenses                 5,148   18.0     4,898   19.6     4,482   18.7     5.1%        9.3%
                         -------  -----   -------  -----   -------  -----
Operating income           3,418   12.0     2,515   10.1     3,241   13.5    35.9%      (22.4%)

Other deductions:
  Interest expense, net      479    1.7       527    2.1       773    3.2    (9.1%)     (31.8%)
                         -------  -----   -------  -----   -------  -----

  Income before taxes,
    extraordinary item     2,939   10.3     1,988    8.0     2,468   10.3    47.8%      (19.5%)

Provision for taxes        1,179    4.1       682    2.7       973    4.1    72.9%      (29.1%)

  Income before
    extraordinary item     1,760    6.2     1,306    5.3     1,495    6.2    34.8%      (12.6%)

Extraordinary item            --     --        --     --       307    1.3       --          --
                         -------  -----   -------  -----   -------  -----    -----      ------

  Net income              $1,760    6.2   $ 1,306    5.3   $ 1,188    4.9    34.8%        9.9%



Sales

Astronics Corporation operates in two business segments:
Specialized Packaging and Printing and Electronic Systems. The Company renamed its Specialized Packaging and Printing segment in recognition of the business shift from being a regional custom folding box manufacturer to being predominantly a direct marketing provider of proprietary designed paperboard and paper products.

On November 29, 1995, the Company acquired the business and assets of Loctite Luminescent Systems, Inc., in Lebanon, NH. This business compliments the electroluminescent business already performed by the Company's Electronics Systems segment. After the acquisition, the Company changed the name of its subsidiary, E-L FlexKey Technologies, Inc., to Luminescent Systems, Inc. and is maintaining operations in New Hampshire and New York. Previously, during the first quarter of 1994, two operating units of the Electronic Systems segments, E-L Products Company and Flex-Key Corporation, were merged into a new operating entity known as E-L FlexKey Technologies, Inc., with operations combined in the East Aurora, NY, facilities of E-L Products.

Consolidated sales for Astronics for the year ended December 31, 1995, were $28,536,000 - a new record. This is an increase of
14.4 percent over the sales for the year ended December 31, 1994, of $24,944,000, which was an increase of 4.1 percent over the sales for the year ended December 31, 1993, of $23,957,000. The sales for 1993 were an increase of .9 percent over the 1992 fiscal year sales. The sales gain in 1995 of 14.4 percent is 10.3 percent from internal growth and 4.1 percent resulting from the acquisition.

Sales in the Electronics Systems segment increased 15.2 percent from on-going business and 11.1 percent from the acquisition in November, 1995, which combined for sales growth of 26.3 percent for the year. In 1994, sales were nominally the same as in 1993, $9,126,000 and $9,162,000, respectively. The 1993 shipments represented an increase of 10.5 percent over 1992. Sales in this segment are mainly to the aerospace and defense electronics businesses. The November acquisition expands the aerospace market with the addition of the commercial aviation market to the previous general aviation market. The defense industry, as a whole, has been downsizing as a result of the end of the cold war, and more recently as a result of the budget negotiations in Washington. There are fewer newly funded defense programs. These items affect sales growth in the Electronic Systems segment. Sales have increased at the international level, mainly in Europe and the Middle East. Also, the Company sees opportunities in entering the systems integration areas in which its individual products currently compete. Pricing is normally through the bid process and based on customer specifications. Sales made to the defense industry are not subject to renegotiation of profits clauses.

Sales in the Specialized Packaging and Printing segment increased by 7.5 percent in 1995 to $17,006,000, compared to an increase of
6.9 percent in 1994 to $15,818,000, and compared to decrease of
4.2 percent in 1993 sales of $14,795,000. Sales in this segment are represented by the design and manufacture of specialized folding cartons and the specialty imprinting of boxes, napkins, invitations, etc. Sales increases resulted from a better economy and growth within the market niche in which the company operates. Excess capacity in the regional folding carton industry has resulted in increased competition, placing heavy pressure on pricing throughout the year. Prices increased at a lower rate than costs, resulting in a greater increase in the number of units shipped than in sales value, for the second year in a row.

Expenses

Cost of goods sold increased by 13.9 percent during 1995, while sales were increasing 14.4 percent. In 1994, costs increased 8.0 percent compared to a sales increase of 4.1 percent. Material costs dropped substantially in 1995 to 25.6 percent of selling price, compared to 28.2 percent in 1994. In 1993, material costs were 25.3 percent of sales. A major factor in the 1995 decrease was the product mix change as Electronics Systems increased its portion of total sales from 36.6 percent to 40.4 percent, or a gain of 26.3 percent. The purchase costs of electronic components were steady or slightly lower, while the costs for machined parts, plastics and board increased during the year. Employee costs increased slightly to 23.4 percent of sales in 1995, compared to 23.1 percent of sales in 1994, and 25.0 percent in 1993. Employee costs decreased in 1994 as productivity increased, reflecting the Company's investment in technologies, processes and equipment. Sales per employee increased each year. As part of the consolidation of the E-L Products and Flex-Key businesses in 1994, the company recorded transition costs of $446,000, or 1.8 percent of sales. Supply costs, maintenance costs, and depreciation increased in 1995, as the Company continued to make transitions in its equipment, technology and processes. While these will continue in 1996, they should be a smaller percent of sales. Other costs were nominally the same in each year. In total, cost of goods sold was 70.0 percent of sales in 1995, 70.3 percent in 1994, and 67.8 percent in 1993. Gross profit was $8,566,000, or 30.0 percent of sales in 1995, $7,413,000 in 1994, or 29.7 percent of sales, to $7,723,000, or 32.2 percent in 1993.

Selling, general and administrative costs increased 5.1 percent in 1995 compared to an increase of 9.3 percent in 1994 and a 2.4 percent increase in 1993. Ten percent of these costs relate to employees. Professional services expenses decreased in 1995 after increasing in 1994. The Company increased its provision for doubtful accounts in 1995 and 1994 as its policy to reserve uncollected receivables was tightened in both years. The current policy is for 100 percent reserving of all accounts over 150 days old as well as reserving accounts that are having financial difficulties. Marketing costs went down as the company continues to refocus its method of reaching the market. Other expense areas were nominally the same in each year. These items resulted in operating income of $3,418,000, or 12.0 percent of sales in 1995, $2,515,000, or 10.1 percent of sales in 1994, and $3,241,000, or
13.5 percent of sales in 1993.

Interest

Interest costs, net of interest earned on temporary investments, decreased in 1995 to $479,000, or 1.7 percent of sales, compared to $527,000, or 2.1 percent of sales in 1994, and $773,000, or
3.2 percent in 1993. Income earned from temporary investments results from the excess funds the Company has to make overnight investments. These funds decreased in 1995 with the heavy capital expenditure program and the acquisition made in November. The temporary investments earned $102,000 in 1995, $141,000 in 1994, and $95,000 in 1993. Total interest expense was $581,000 in 1995, $668,000 in 1994, and $868,000 in 1993. The Company reduced its long-term obligations by $2,230,000 in 1995, $1,984,000 in 1994, and $1,501,000 in 1993. The majority of the Company's indebtedness is at fixed rates or as a percentage of the bank's stated prime rate. The financing used for the acquisition is priced at LIBOR plus 125 points.

Income Before Taxes

Income before taxes was $2,939,000, or 10.3 percent of sales in 1995, $1,988,000, or 8.0 percent of sales in 1994, and
$2,468,000, or 10.3 percent of sales in 1993.

Taxes

The 1995 provision for taxes is $1,179,000, or 4.1 percent of sales. This compares to $682,000, or 2.7 percent of sales in 1994, and $973,000, or 4.1 percent of sales in 1993. At December 31, 1995, deferred income taxes decreased by $300,000, compared to a decrease of $196,000 in 1994, thus increasing the amount of taxes currently payable. In 1993, deferred income tax increased by $108,000.

Net Income Before Extraordinary Item

Net income, before an extraordinary item (refinancing costs) was $1,760,000 or 6.2 percent of sales in 1995, $1,306,000, or 5.2 percent of sales in 1994, and $1,495,000, or 6.2 percent of sales in 1993.

Extraordinary Item

In 1993, the Company refinanced its 10.25 percent, September 1, 1996, subordinated debenture through a five-year unsecured loan at 6.96 percent. The Company paid a one percent premium on the bonds redeemed and wrote off the balance of the deferred financing costs incurred with the original issuance of the 10.25 percent debentures. These costs, net of taxes, were $307,000, or $.08 per share, and are identified as an extraordinary charge in 1993.

Net Income

Net income for 1995 was $1,760,000, or $.46 per share - a new record. In 1994, the Company earned $1,306,000, or $.33 per share. This compares to $1,188,000, or $.30 per share in 1993.

Liquidity

The Company's cash in 1995 decreased by $2,748,000, compared to an increase of $24,000 in 1994, which compares to a decrease of $514,000 in 1993. During this three year period, the Company invested $11,033,000 in property, plant and equipment ($6,101,000 in 1995, $1,588,000 in 1994, and $3,344,000 in 1993) and reduced long-term indebtedness by $5,715,000 ($2,230,000 in 1995,
$1,984,000 in 1994, and $1,501,000 in 1993). In 1995 and 1994 the
Company purchased Treasury Stock totaling $1,040,000 in acquiring 391,000 shares of its stock. In 1993, the Company refinanced its
10.25 percent, September 1, 1996, subordinated debenture with a five year term loan payable monthly with interest fixed at a 6.96 percent rate. In 1995, the Company borrowed $6,990,000 which it used for the acquisition of the business and assets of Loctite Luminescent Systems, Inc. ($6,292,000) and general working capital needs.

Credit Line

The Company maintains an unsecured line of credit of $11,000,000 at the bank's prime rate, or LIBOR plus 125 basis points. At the end of three years, up to $9,000,000 of this borrowing can be converted to a four year term loan. The Company believes its internal generation of cash and its ability to utilize the line of credit that is available, is adequate to finance its plans for continued investment in technology, processes and equipment, the reduction of indebtedness, and the purchase of Treasury Stock.

Dividend

The Company declared a $.01 dividend in December, 1993, and paid this in February, 1994. No dividend has been declared since that date. The Company believes that its current investment programs (investments in technology, processes and equipment, the reduction of debt, and the purchase of Treasury Stock) are important uses of cash and in the best interest of its shareholders.

Backlog

The Company's backlog at December 31, 1995, was $8,953,000, compared to $6,700,000 at December 31, 1994, and $6,900,000 at
December 31, 1993. The Electronics System segment had $7,328,000 in backlog at December 31, 1995, $4,700,000 at December 31, 1994, and $5,000,000 at December 31, 1993. The Specialized Packaging and Printing segment had backlog of $1,625,000 at December 31, 1995, $2,000,000 at December 31, 1994, and $1,900,000 at December
31, 1993. The Company is committed to two major efforts: on time delivery of products to our customers, and the reduction of the manufacturing cycle time after an order is received. These programs have enabled the Company to reduce its inventories and improve the delivery of products to its customers.

Commitments

The Company had capital investment commitments of approximately $2,000,000 outstanding at each of December 31, 1995 and 1994. Of these commitments, $1,600,000 were delivered and installed in January, 1996 and 1995. The Company also had normal outstanding purchase orders for raw materials and supplies necessary to carry on the business. The Company is not aware of any commitments in excess of today's market value nor in excess of quantities that will be used in normal production. The Company is not aware of any contingent liabilities not provided for in its financial statements.

Directors and Officers of Astronics Corporation and Officers of Subsidiaries

GUY P. BERNER
Director, Astronics Corporation, Investment Advisor

CHARLES H. BIDDLECOM
Vice President-Marketing, MOD-PAC CORP

ROBERT T. BRADY
Director, Astronics Corporation
Chairman of the Board, President
  and Chief Executive Officer, Moog Inc.

DONALD E. DERRICK
Vice President, Luminescent Systems, Inc.

JOHN B. DRENNING
Secretary, Director, Astronics Corporation, Partner in the law firm Phillips, Lytle, Hitchcock, Blaine & Huber

DONNA L. ECKMAN
Vice President, Krepe-Kraft, Inc.

LEO T. ECKMAN
President, Krepe-Kraft, Inc.

PETER J. GUNDERMANN
President, Luminesecnt Systems, Inc.

RICHARD E. HAUCK
Group Vice President, Astronics Corporation

KEVIN T. KEANE
President and Chief Executive Officer,
  Director, Astronics Corporation

JAMES S. KRAMER,
Vice President, Luminescent Systems, Inc.

JOHN M. YESSA
Vice President-Finance and Treasurer,
  Chief Financial Officer, Director, Astronics Corporation

Transfer Agent and Registrar

American Stock Transfer and Trust Company
New York, New York

Attorneys

Phillips, Lytle, Hitchcock, Blaine & Huber
Buffalo, New York

Stock Exchange Listing

The Company's stock trades on the Nasdaq National Market
Exchange under the symbol ATRO.

Independent Accountants

Ernst & Young LLP
Buffalo, New York

Annual Meeting

April 26, 1996  - 10:00 A.M.
Orchard Park Country Club,
S-4777 South Buffalo Street,
Orchard Park, New York

Form 10-KSB Annual Report

The Company's Form 10-KSB Annual Report to the Securities and Exchange Commission provides certain additional information and will be available in April. A copy of this report may be obtained upon request to Shareholder Relations, Astronics Corporation, 1801 Elmwood Avenue, Buffalo, NY 14207.

Shareholder Administration

Please direct inquiries relating to shareholder accounting records and stock transfers to:

     American Stock Transfer & Trust Company
     40 Wall Street
     New York, NY 10005

Please report change of address promptly to ensure timely receipt of Company communications. Please mail a signed and dated letter or postcard stating the name in which the stock is registered, and the previous and current addresses, to the above address.

Press Releases

In an effort to provide efficient and cost-effective communications to our shareholders, we are mailing copies of all Press Releases directly to our shareholders of record on the day of the release. These Press Releases will carry appropriate financial data, when applicable. The Press Release dates for 1996 quarterly results are:

     First Quarter       April 23, 1996
     Second Quarter      July 30, 1996
     Third Quarter       October 29, 1996
     Fourth Quarter      January 28, 1997

                           EXHIBIT 22

                 SUBSIDIARIES OF THE REGISTRANT

                      ASTRONICS CORPORATION

                 SUBSIDIARIES OF THE REGISTRANT

                                   Ownership        State of
Subsidiary                         Percentage     Incorporation

MOD-PAC CORP                          100%          New York
Luminescent Systems, Inc.*            100%          New York
Krepe-Kraft, Inc.                     100%          New York





___________________
*  formerly E-L FlexKey Technologies, Inc.

                           EXHIBIT 24


                     CONSENT OF ACCOUNTANTS

           Consent and Report of Independent Auditors


Board of Directors
Astronics Corporation



We consent to the incorporation by reference in this Annual
Report (Form 10-KSB) of Astronics Corporation of our report dated
January 18, 1996, included in the 1995 Annual Report to
Shareholders of Astronics Corporation.

We also consent to the incorporation by reference in Registration
Statement (Form S-8 No. 2-93090) pertaining to the Employee Stock
Purchase Plan of Astronics Corporation of our report dated
January 20, 1995, with respect to the financial statements incorporated herein by reference.

We also consent to the incorporation by reference in Registration Statement (Form S-8 No. 33-65141) filed with the Securities and Exchange Commission for the registration of 732,132 shares of its common stock of our report dated January 18, 1996, with respect to the financial statements incorporated herein by reference.

                                   ERNST & YOUNG LLP


Buffalo, New York
January 18, 1996