Form 10QSB
period 1996-03-30
ASTRONICS CORP
filed 1996-05-14
CIK 8063

SECURITIES AND EXCHANGE COMMISSION

                     Washington, DC   20549

                           FORM 10-QSB

 (Mark One)

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal quarter ended March 30, 1996

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________________ to
     ________________________

     Commission file number 0-7087


                     ASTRONICS CORPORATION
     (Exact Name of Registrant as Specified in Its Charter)

     New York                                        16-0959303
(State or Other Jurisdiction of              (I.R.S. Employer
 Incorporation or Organization)               Identification No.)


1801 Elmwood Avenue, Buffalo, New York                      14207
(Address of Principal Executive Office)                (Zip Code)


                         716-447-9013
      (Registrant's Telephone Number, Including Area Code)

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

                                         Yes   X         No


As of March 30, 1996, 3,083,566 shares of $.01 par value common stock and 763,172 shares of $.01 par value Class B common stock were outstanding.

PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements


                      ASTRONICS CORPORATION

                   Consolidated Balance Sheet
                         March 30, 1996
         With Comparative Figures for December 31, 1995


                             ASSETS


                                     (Dollars in Thousands)
                                March 30, 1996   December 31,
                                  (Unaudited)       1995

Current Assets: