Form 10QSB
period 1996-06-29
ASTRONICS CORP
filed 1996-08-14
CIK 8063

SECURITIES AND EXCHANGE COMMISSION

                     Washington, DC   20549

                           FORM 10-QSB

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 29, 1996

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

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

                                         Yes  _X_        No  ___


As of June 29, 1996, 3,111,707 shares of $.01 par value common stock and 750,031 shares of $.01 par value Class B common stock were outstanding.

                 PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements


                      ASTRONICS CORPORATION

                   Consolidated Balance Sheet
                          June 29, 1996
         With Comparative Figures for December 31, 1995



                             ASSETS

                                         (Dollars in Thousands)
                                       June 29, 1996  December 31,
                                        (Unaudited)       1995

Current Assets:
  Cash                                  $   613       $   772
  Accounts receivable                     4,515         4,874
  Inventories:
    Finished goods                        2,855         2,454
    Work in process                         927         1,081
    Raw material                          2,195         2,765

  Prepaid expenses                          (79)          646
                                        _______       _______

    Total current assets                 11,026        12,592

Property, Plant and Equipment            30,450        31,134

  Less accumulated depreciation
    and amortization                     13,115        14,858
                                        _______       _______
     Net property, plant and equipment   17,335        16,276


Other Assets                              1,896         1,947
                                        _______       _______
                                        $30,257       $30,815
                                        =======       =======



See notes to financial statements.

                      ASTRONICS CORPORATION

                   Consolidated Balance Sheet
                          June 29, 1996
         With Comparative Figures for December 31, 1995



              LIABILITIES AND SHAREHOLDERS' EQUITY

                                         (Dollars in Thousands)
                                       June 29, 1996   December 31,
                                        (Unaudited)        1995

Current Liabilities:
  Current maturities of long-term debt  $ 2,241          $ 2,266
  Accounts payable                        2,761            2,524
  Accrued expenses                        1,338            1,449
  Income taxes                              129              252
                                        _______          _______
    Total current liabilities             6,469            6,491

Long-Term Debt                            8,517            9,713

Long-Term Obligations under
  Capital Leases                          1,812            2,010

Deferred Income Taxes                       922              875

Shareholders' Equity:
  Common stock, $.01 par value
    Authorized 10,000,000 shares, issued
    3,413,728 in 1996, 3,254,454 in 1995     34               33

Class B common stock, $.01 par value
  Authorized 5,000,000 shares, issued
  750,031 in 1996, 834,005 in 1995            7                8

Additional paid-in capital                2,114            2,046
Retained earnings                        11,190           10,447
                                        _______          _______
                                         13,345           12,534

Less shares in Treasury, at cost            808              808
                                        _______          _______
    Total shareholders' equity           12,537           11,726

                                        _______          _______
                                        $30,257          $30,815
                                        =======          =======

See notes to financial statements.

                      ASTRONICS CORPORATION

     Consolidated Statement of Income and Retained Earnings
                   Period Ended June 29, 1996
                With Comparative Figures for 1995




                                      (Dollars in Thousands)
                                            (Unaudited)
                                    SIX MONTHS      THREE MONTHS
                                   1996     1995    1996    1995

Net Sales                         $19,252  $13,450 $ 9,683  $ 6,224
Costs and Expenses:
  Cost of products sold            13,883    9,415   7,035    4,334
  Selling, general and
    administrative expenses         3,826    3,028   1,874    1,510
  Interest expenses, net of
    interest earned of $8 in
    1996 and $73 in 1995              454      214     223      105

      Total costs and expenses     18,163   12,657   9,132    5,949
                                   _______  _______ _______ _______



Income before provision for
  taxes on income                   1,089      793     551      275

Provision for taxes on income         346      345     174      103
                                   _______  _______ _______ _______
Net Income                            743      448     377      172

Retained Earnings:
  January 1                        10,447    8,687
                                   _______  _______ _______ _______
  June 29                         $11,190  $ 9,135
                                   =======  =======

Income per Common Share           $   .18  $   .12  $  .09  $   .05
                                   =======  ======= ======= =======



See notes to financial statements.

                      ASTRONICS CORPORATION

              Consolidated Statement of Cash Flows
                 Six Months Ended June 29, 1996
                With Comparative Figures for 1995



                                            (Dollars in Thousands)
                                                  (Unaudited)
                                               1996        1995

Cash Flows from Operating Activities:
  Net income                                $   743     $   448
 Adjustments to reconcile net income
   to net cash provided by operating
  activities:
    Depreciation and amortization             1,247       1,444
    Provision for doubtful accounts             153         291
    Provision for deferred taxes                 47        (310)
    Cash flows from changes in
      operating assets and liabilities:
        Accounts receivable                     206         129
        Inventories                             323         260
        Prepaid expenses                        725         459
        Accounts payable                        237         163
        Accrued expenses                       (112)       (254)
        Income taxes payable                   (123)       (278)
                                            _______     _______
Net Cash provided (used) by Operating
  Activities:                               $ 3,446     $ 2,352

Cash Flows from Investing Activities:
  Proceeds from sale of assets                  219          10
  Change in other assets                        (57)        --
  Capital expenditures                       (2,417)     (2,003)
                                            _______     _______
Net Cash provided (used) by Investing
  Activities                                $(2,255)    $(1,993)
                                            _______     _______

Cash Flows from Financing Activities:
  Principal payments on long-term debt
  and capital lease obligations              (1,418)     (1,112)
  Proceeds from issuance of stock                68           9
  Purchase of stock for Treasury                --         (303)
                                            _______     _______
  Net Cash provided (used) by Financing
    Activities                              $(1,350)    $(1,406)
                                            _______     _______

Net increase (decrease) in Cash and
  Cash Equivalents                             (159)     (1,047)

Cash and Cash Equivalents at Beginning
  of Year                                       772       3,520
                                            _______     _______
Cash and Cash Equivalents at June 29        $   613     $ 2,473
                                            =======     =======

Disclosure of cash payments for:
  Interest                                  $   473     $   294
  Income taxes                                  416         933

See notes to financial statements.

                      ASTRONICS CORPORATION

                  Notes to Financial Statements

                          June 29, 1996


     1) The interim financial statements are unaudited, but, in the opinion of management, reflect all adjustments necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report for the year ended December 31, 1995.

     2) The financial statements include the results of operation of the acquisition of Loctite Luminescent Systems, Inc.
          from November 29, 1995 forward.

                      ASTRONICS CORPORATION


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

The following table sets forth as a percent of net sales certain items reflected in the financial data and the percentage increase
(decrease) of such items as compared to the prior period.

                      Percent of Net Sales      Period-to-Period
                    Six Months Ended June 29   Increase (Decrease)

                       1996          1995          1995-1996

Net Sales:
 Electronic Systems    57.6%         44.0%           87.3%
 Customized Printing
  and Packaging        42.4          56.0             8.4
                      ______        ______
                      100.0%        100.0%           43.1%

Cost of products sold  72.1          70.0            47.5%
Selling, general and
 administrative
 expenses              19.9          22.5            26.4%
Interest expenses,
 net                    2.3           1.6           112.1%
                      ______        ______

                       94.3%         94.1%           43.5%
Income before
 provision for
 income taxes           5.7%          5.9%           37.3%

Provisions for taxes    1.8           2.6             0.3%
                      ______        ______

Net income              3.9%          3.3%           65.9%
                      ======        ======


SALES In November, 1995, the Company purchased the electroluminescent business of Loctite Corporation. Results from this business are included in the 1996 financials. As a result of the acquisition, the Electronic Systems segment is the largest of the two segments. Therefore, the seasonal business of the Specialty Packaging and Printing segment's confectionery business will be less pronounced in quarterly sales results.

               A new record for sales was set for the Second Quarter and the first six months of a year. The 1996 sales increase was mainly in the Electronic segment, 87.3 percent. This reflects the November, 1995 acquisition. Sales within the Electronics segment increased in the electroluminescent area but decreased in the keyboard and thick walled elastomeric areas. Sales to the private aircraft manufacturers increased over previous years. The Specialty Packaging and Printing segment grew 8.4 percent, mainly in the folding carton area. Competition remains strong, allowing little room for upward price adjustments. Sales for the Second Quarter increased 55.6 percent to $9,683,000 compared to $6,224,000 in 1995. Sales for the First Half of 1996 increased 43.1 percent to $19,252,000 compared to $13,450,000 in 1995. Sales for the trailing twelve months increased 27.0 percent to $34,338,000, compared to $27,029,000 for the twelve months ending July 1, 1995.

               In 1995, Sales increased 18.4 percent for the First Half of the year. These increased sales were achieved with a 35.0 percent gain in the Electronic Systems segment and 7.9 percent in the Specialty Packaging and Printing segment. In the Electronics segment, sales increased in the electroluminescent and electronic keyboard area for the aerospace and defense electronics products. Sales also increased in elastomeric products mainly do to the increased business activity in the global marketplace. The Specialty Packaging and Printing segment's sales increased about equally between folding carton sales to the confectionery industry and from specialty imprinting for the stationery, party and gift market. In 1994, the sales decrease came in the Electronics Systems segment and was related to the defense electronics and aerospace industry.

BACKLOG The backlog for the Company increased during the First Half of 1996 to $10,820,000. This compares to $8,953,000 at December 31, 1995, and $5,500,000 at July 1, 1995. The 1996 increase is in the Electronic segment and reflects mainly contracts that were being negotiated and bid prior to the November 1995 acquisition. The June 29, 1996, backlog is composed of $9,276,000 in the Electronic Systems segment and $1,544,000 in the Specialty Packaging and Printing segment.

EXPENSES Cost of products sold increased, as a percentage of sales, 47.5 percent in 1996, compared to a sales increase of 43.1 percent. This higher increase in costs reflects the continuing investments made in upgrading processes and technology, transition costs related to the November acquisition and a heavier commitment to research and development. As a percent of sales, costs of goods sold increased to 72.1 percent compared to 70.0 percent in 1995 and 74.0 in 1994. The decrease in 1995, when compared to 1994, reflects the 1994 one-time charge related to the transition and relocation of the

               Gloucester, MA, operation into the East Aurora, NY, manufacturing facility. The hard costs of the move were approximately $400,000, or 3.5 percent of sales. These costs consisted of the following:

               Buyout of a 5.75 year facility lease    $150,000
               Employee severance payments             $150,000
               Moving and travel costs                 $100,000

               Material costs continue to decrease as a percent of sales: 24.9 percent in 1996, 25.7 percent in 1995, and 27.4 percent in 1994. Conversely, employee costs increased in 1996 to 27.1 percent from 23.3 percent in 1995, and 24.6 percent in 1994. A portion of this increase is the investment in Research and Development. Manufacturing, engineering and Research and Development costs, including the continuing investment in processes and technology improvements in the Specialty Packaging and Printing Segment, increased 70.2 percent to 8.1 percent of sales compared to 6.8 percent in 1995, and 5.8 percent in 1994. Facility costs, reflecting the rental of the facility in New Hampshire, increased 84.9 percent to 6.5 percent of sales in 1996, compared to 5.0 percent in 1995, and
               4.5 percent in 1994. Other costs increased at a lower rate than the growth of sales. Although the Company invested heavily in equipment in 1995, depreciation as a percent of sales decreased to 5.4 percent of sales in 1996, compared to 9.1 percent in 1995, and 7.8 percent in 1994, reflecting the substantial increase in sales and the leasing of the facility in New Hampshire. Product mix always has an effect on the various components of cost of goods sold. With the substantial sales increase in the Electronics Segment, the product mix has shifted costs in various areas and is reflecting differing contributions to the gross profit line. The total costs for the First Half of 1996 were $13,883,000, or 72.1 percent of sales, compared to $9,415,000 in 1995, and $8,410,000 in 1994. Gross
               profit increased 33.1 percent to $5,369,000 in 1996, compared to $4,035,00 in 1995, and $2,955,000 in 1994.

               Cost of products sold increased 12.0 percent in 1995 and 3.4 percent in 1994. In 1995, sales increased by a larger percent than costs, while in 1994 costs increased while sales decreased. Costs increased in several areas; for example, purchases of board, corrugated and plastics. The Company was unable to pass on these increases as pricing adjustment in most cases. The offset to these increased costs was the Company's investment in technology, processes, and equipment, which have reduced costs. In 1994, the Company relocated the Massachusetts portion of the Electronic Systems segment and combined it with the East Aurora, NY, operations.

               Raw material costs, as a percent of sales were 25.7 percent and 27.4 percent in 1995 and 1994, respectively. These costs are affected by product mix changes, changes in inventory levels, and manufacturing efficiency. Overall, the increased benefits from investments in technology, processes and equipment have reduced material usage through lower scrap rates. Employee costs, as a percent of sales, were 23.3 percent and 24.6 percent 1995 and 1994, respectively. This area is also affected by product mix. The benefits of the investments referred to above also have reduced employee costs. The cost side of these investments is reflected in increasing depreciation costs which, as a percent of sales, were 9.1 percent and 7.8 percent in 1995 and 1994, respectively. Other costs areas have not experienced dramatic changes.

               Selling, general and administrative expenses continued to decrease as a percentage of sales:
               19.9 percent in 1996, 22.5 percent in 1995, and
               23.1 percent in 1994. The majority of these costs are for employee services, marketing expenses, and operating supplies. The Company has a policy that it reserves all trade receivables over 150 days (180 days in 1995), or earlier if there are substantial questions. During the First Half of 1996, $184,000 was expensed compared to $305,000 in 1995, and $49,000 in 1994. While the Company makes every effort to collect all receivables, it believes it is prudent to adequately reserve accounts that are not collected in a reasonable timeframe. Employee costs, while the major expense in this area, has decreased each year as a percent of sales: 10.9 percent in 1996, 11.4 percent in 1995, and 11.5 percent in 1994. Other cost areas are minor or had nominal changes as a percent of sales. The total dollars spent in this area was $3,826,000 in 1996, $3,028,000 in 1995, and
               $2,626,000 in 1994. The operating income was $1,543,000, or 8.1 percent in 1996, compared to $1,007,000, or 7.5 percent in 1995, compared to $329,000, or 2.9 percent in 1994.

INTEREST Interest costs, net, increased 112.1 percent in 1996 to $454,000, compared to $214,000 in 1995, a decrease of 24.7 percent from 1994's costs of $284,000. The 1996 increase reflects the financing of the November 1995 acquisition. As a percent of sales, net interest costs were 2.4 percent of sales in 1996, 1.6 percent in 1995, and 2.5 percent in 1994. While the Company increased its borrowing for the acquisition and for working capital in late 1995, and early 1996, it has steadily reduced prior debt as scheduled. The new loans are at LIBOR plus 125 basis points.

SUMMARY When all of the above is combined, the Company earned, before provision for taxes, $1,089,000, or
               5.6 percent of sales in 1996, $793,000, or 5.9
               percent of sales in 1995, and $346,000, or 3.0 percent of sales in 1994.

TAXES The Company's tax provision for 1996 takes into consideration both the 1995 and 1996 favorable tax adjustments made by New York State. In 1995, the Company did not reflect the tax changes until later quarters. Also, the Company reduced its reserve for potential tax adjustments based on the latest information. The Company is undergoing a New York State tax audit, but it does not anticipate a material change in the tax liability. The tax provision, as a percentage of sales, is 1.8 percent in 1996, 2.6 percent in 1995, and 1.6 in 1994. The
               Company records its tax expense under the FASB 109 guidelines.

NET INCOME     Net income for the First Half of 1996 was $743,000,
               or $.18 per share, compared to $448,000, or $.12 per share in 1995, and $165,000, or $.04 per share in 1994.

LIQUIDITY      The Company's cash decreased in the First Half of
               1996 by $159,000, compared to a decrease of $1,047,000 in the same time period in 1995. The
               Company's ongoing operations generated cash of $3,446,000 in the First Half of 1996, compared to $2,352,000 in 1995, and $2,209,000 in 1994. The
               Company's investment in new equipment was $2,417,000 in 1996, compared to $2,003,000 in 1995, and $541,000 in 1994. The Company anticipates that it will spend in excess of $4,000,000 during the 1996 fiscal year. The Company reduced its scheduled indebtedness and its revolving line of credit borrowing in the First Half of 1996 by $1,418,000, compared to $1,112,000 in 1995, and
               $877,000 in 1994.  The Company has an $11,000,000
               revolving line of credit available for additional working capital needs, of which it had utilized
               $6,500,000 as of June 29, 1996. The Company feels that its cash balance, the cash flow from internal operations and the available amount on the revolving line of credit are adequate to meet the Company's operational and investment plans for 1996.

COMMITMENTS    The Company has commitments for items that it
               purchases in the normal on-going affairs of the business. As of June 29, 1996, it has a commitment for $750,000 for a building addition in the Specialty Packaging and Printing Segment. The
               Company is not aware of any obligations in excess of normal market conditions, nor of any long-term commitments that would affect its financial condition.

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


DATED:    August 13, 1996


                                 ASTRONICS CORPORATION
                      __________________________________________



                                     John M. Yessa
                      __________________________________________
                                      (Signature)

                                     John M. Yessa
                        Vice President-Finance and Treasurer