Form 10QSB
period 1996-09-28
ASTRONICS CORP
filed 1996-11-13
CIK 8063

SECURITIES AND EXCHANGE COMMISSION

                     Washington, DC   20549

                           FORM 10-QSB

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 28, 1996

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             Yes  X    No  ___

As of September 28, 1996, 4,083,320 shares of $.01 par value common stock and 743,853 shares of $.01 par value Class B common stock were outstanding.

                 PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements
          ____________________


                      ASTRONICS CORPORATION

                   Consolidated Balance Sheet
                       September 28, 1996
         With Comparative Figures for December 31, 1995



                             ASSETS
                             ______


                                        (Dollars in Thousands)
                               September 28, 1996    December 31,
                                   (Unaudited)          1995
                               __________________    ____________
Current Assets:
     Cash                          $   480             $   772
     Accounts receivable             4,546               4,874
     Inventories:
          Finished goods             2,515               2,454
          Work in process              809               1,081
          Raw material               2,153               2,765

     Prepaid expenses                  558                 646
                                   _______             _______
          Total current assets      11,061              12,592

Property, Plant and Equipment       31,322              31,134

     Less accumulated depreciation
          and amortization          13,693              14,858
                                   _______             _______
          Net property, plant
            and equipment           17,629              16,276

Other Assets                         1,964               1,947
                                   _______             _______
                                   $30,654             $30,815
                                   =======             =======



See notes to financial statements.

                      ASTRONICS CORPORATION

                   Consolidated Balance Sheet
                       September 28, 1996
         With Comparative Figures for December 31, 1995


              LIABILITIES AND SHAREHOLDERS' EQUITY
              ____________________________________

                                        (Dollars in Thousands)
                          September 28, 1996      December 31,
                              (Unaudited)            1995
                         ___________________      ____________
Current Liabilities:
     Current maturities of
       long-term debt              $ 2,240             $ 2,266
     Accounts payable                2,697               2,524
     Accrued expenses                1,681               1,449
     Income taxes                      236                 252
                                   _______             _______
       Total current liabilities     6,854               6,491

Long-Term Debt                       7,908               9,713

Long-Term Obligations under
  Capital Leases                     1,709               2,010

Deferred Income Taxes                  970                 875

Shareholders' Equity:
  Common stock, $.01 par value
     Authorized 10,000,000 shares,
     issued 4,274,241 in 1996,
     3,301,751 in 1995                  43                  33

  Class B common stock, $.01 par value
     Authorized 5,000,000 shares,
     issued 743,853 in 1996,
     814,908 in 1995                     7                   8

  Additional paid-in capital         2,114               2,046
  Retained earnings                 11,857              10,447
                                   _______             _______
                                    14,021              12,534

  Less shares in Treasury, at cost     808                 808
                                   _______             _______

     Total shareholders' equity     13,213              11,726

                                   _______             _______
                                   $30,654             $30,815
                                   =======             =======

See notes to financial statements.

                      ASTRONICS CORPORATION

     Consolidated Statement of Income and Retained Earnings
                 Period Ended September 28, 1996
                With Comparative Figures for 1995


                              (Dollars in Thousands)
                                   (Unaudited)
                                   ___________
                              NINE MONTHS       THREE MONTHS
                              ___________       ____________
                            1996     1995      1996      1995
                            ____     ____      ____      ____

Net Sales                $28,347    $19,716   $9,095    $6,266

Costs and Expenses:
  Cost of products sold   20,427     13,791    6,544     4,376
  Selling, general and
     administrative
     expenses              5,131      4,073    1,305     1,045
  Interest expenses, net
     of interest earned of
     $14 in 1996 and $97
     in 1995                 657        319      203       105
                         _______     ______   ______    ______
     Total costs and
       expenses           26,215     18,183    8,052     5,526
                         _______     ______   ______    ______


Income before provision
  for taxes on income      2,132      1,533    1,043       740

Provision for taxes
  on income                  711        618      365       273
                         _______     ______   ______    ______

Net Income                 1,421        915      678       467
                                              ======    ======

Retained Earnings:
  January 1               10,447      8,687
  Less stock
     distribution            (11)       --
                         _______     ______
  September 28           $11,857     $9,602
                         =======     ======

Income per Common Share  $   .27     $  .19   $  .13   $   .10
                         =======     ======   ======   =======



See notes to financial statements.

                      ASTRONICS CORPORATION

              Consolidated Statement of Cash Flows
               Six Months Ended September 28, 1996
                With Comparative Figures for 1995

                                        (Dollars in Thousands)
                                             (Unaudited)
                                           1996           1995
                                        __________     __________
Cash Flows from Operating Activities:
  Net income                            $    1,421     $    915
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization           1,901        1,986
     Provision for doubtful accounts            65          229
     Provision for deferred taxes               95         (278)

  Cash flows from changes in operating
     assets and liabilities:
     Accounts receivable                       263          (67)

     Inventories                               822         (186)

     Prepaid expenses                           88         (953)
     Accounts payable                          173           96
     Accrued expenses                          232          (43)

     Income taxes payable                      (16)        (256)
                                        ___________    __________
  Net Cash provided (used) by
  Operating Activities:                 $    5,044     $  1,443
                                        ___________    __________

  Cash Flows from Investing Activities:
     Proceeds from sale of assets              219           10
     Change in other assets                   (201)         (19)
     Capital expenditures                   (3,289)      (2,705)
                                        ___________    __________
     Net Cash provided (used) by
     Investing Activities                $  (3,271)    $ (2,714)

  Cash Flows from Financing Activities:
     Principal payments on long-term
      debt and capital lease obligations    (2,131)      (1,670)
     Proceeds from issuance of stock            68          160
     Fractional shares on distribution          (2)         --
     Purchase of stock for Treasury            --          (444)
                                        ___________    _________
     Net Cash provided (used) by
     Financing Activities               $   (2,065)    $ (1,954)
                                        ___________    _________
  Net increase (decrease) in Cash
  and Cash Equivalents                        (292)      (3,225)

  Cash and Cash Equivalents at
  Beginning of Year                            772        3,520

  Cash and Cash Equivalents at
  September 28                          $      480     $    295
                                        ==========     =========

  Disclosure of cash payments for:
     Interest                           $      687     $    426
     Income taxes                              897        1,144

  See notes to financial statements.

                      ASTRONICS CORPORATION


                  Notes to Financial Statements

                       September 28, 1996


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

     3) On October 31, 1996, the Company signed an agreement that sold its Rodgard Division's business to Hutchinson
          Industries, Inc. for $2,250,000. The effective date for this transaction was September 29, 1996.

                      ASTRONICS CORPORATION


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


The following table sets forth as a percent of net sales certain items reflected in the financial data and the percentage increase
(decrease) of such items as compared to the prior period.

                         Percent of Net Sales    Period-to-Period
                         Nine Months Ended            Increase
                           September 28,            (Decrease)

                              1996      1995          1995-1996

Net Sales:

 Electronic Systems           55.5%     41.3%          93.1%
 Customized Printing and
  Packaging                   44.5      58.7            9.1%
                             ______    ______         ______
                             100.0%    100.0%          43.8%

Cost of products sold         72.1      69.9           48.1%
Selling, general and
 administrative expenses      18.1      20.7           26.0%

Interest expenses, net         2.3       1.6          105.9%
                             ______    ______

                              92.5%     92.2%          44.2%

Income before provision
 for income taxes              7.5%      7.8%          39.1%

Provision for taxes            2.5       3.1           15.1%
                            _______    ______

Net Income                     5.0%      4.7%          55.3%
                            =======    ======


SALES In November, 1995, the Company purchased the electroluminescent business of Loctite Corporation. The financial information from this business is included in the 1996 financials. As a result of the acquisition, the Electronic Systems segment is now the largest of the two segments. Another result of the acquisition is the smoothing of the quarterly sales as the seasonal business of the Specialty Packaging and Printing segment's confectionery business is a smaller piece of the new consolidated sales.

               On October 31, 1996, the Company sold its elastomeric business, with an effective date of September 29, 1996. Therefore, there will be no sales from this former division in the fourth quarter. The division had shipped $1,500,000 through nine months, and it was budgeted to continue at that pace in the fourth quarter. Also, the gain in sales growth will slow in this quarter as the sales from the acquisition mentioned above were reflected in the 1995 fourth quarter, November 29.

               New records for sales were established for the Third Quarter and the first nine months of the year in 1996: $9,095,000, an increase of 45.1 percent for the quarter and $28,437,000, an increase of 43.8 percent for the nine months. A large portion of the 1996 sales increase is in the Electronic Systems segment reflecting the acquisition mentioned above.

               Sales within the Electronics Systems segment increased in the electroluminescent lamp and related products areas while sales decreased in keyboard applications as well as in thick walled elastomeric products. Sales to aircraft manufacturers increased over the previous year, while defense electronics sales decreased. The Specialty Packaging and Printing segment grew 9.1 percent, mainly in the folding carton area. Pricing adjustments are nominal as competitive pricing remains a major factor in maintaining current business and in obtaining new business.

               In 1995, Sales increased 12.7 percent for the first nine months of the year, compared to a decrease of 1.3 percent in 1994. Sales increased in the Electronic Systems segment by 23.4 percent in the 1995 period compared to a decrease of 7.9 percent in 1994. Specialized Packaging and Printing sales increased 6.1 percent in the 1995 period and 3.1 percent in the 1994 period. In the Electronics Systems segment, sales increased in 1995 to defense electronics customers and to the international market for runflats. The Specialty Packaging and Printing segment's sales increased about equally between folding carton sales to the confectionery industry and from specialty imprinting for the stationery, party and gift market.

BACKLOG The Company's backlog at September 28, 1996, was $10,200,000 compared to the 1995 backlog of $6,400,000, an increase of 54.9 percent. At December 31, 1995, the backlog was $9,000,000. The backlog is mainly in the Electronic Systems segment, $8,500,000, where longer lead times apply to the manufacturing process. The company also works on a number of development contracts which can run for several months depending on the complexity of the project. The backlog for Specialized Packaging and Printing is $1,700,000. Last year these backlogs were $4,000,000 and $2,400,000 respectively.

EXPENSES Cost of products sold increased, as a percentage of sales, 48.1 percent in 1996, compared to a sales increase of 43.8 percent. In 1995, cost of goods sold increased 10.0 percent on a sales increase of 12.7 percent. In 1996, these costs are being affected by the tooling and start-up costs necessary to fully implement the upgrading processes and technology investments in the Specialized Packaging and Printing segment and the transition costs related to the November electroluminescent acquisition and a heavier commitment to research and development in the Electronics Systems segment.

               Material costs increased slightly in the 1996 period to 25.3 percent compared to 25.0 percent in 1995 and 27.2 percent in 1994. This change in material usage reflects product mix changes, with the increased sales in the Electronic Systems segment. Employee costs increased in 1996 to 26.4 percent from 23.4 percent in 1995, and 23.9 percent in 1994. This increase results from more development contracts in process and a larger commitment to research and development. Facility costs, reflecting the rental of the facility in New Hampshire, increased 98.5 percent to 6.9 percent of sales in 1996, compared to 5.0 percent in 1995, and 4.5 percent in 1994. Although the Company invested heavily in equipment in 1995, depreciation as a percent of sales decreased to
               5.6 percent of sales in 1996, compared to 8.7 percent in 1995, and 7.7 percent in 1994, reflecting the substantial increase in sales and the leasing of the facility in New Hampshire. Other costs increased at a similar rate or a lower rate than the growth of sales. Product mix always has an effect on the various components of cost of goods sold. With the substantial sales increase in the Electronics Systems Segment, the product mix has shifted costs in various areas and is reflecting differing contributions to the gross profit line. The total costs for the first nine months of 1996 were $20,427,000, or 72.1 percent of sales, compared to $13,791,000 in 1995, and 12,539,000 in 1994. Gross profit increased 33.7 percent to $7,920,000 in 1996, compared to $5,925,000 in 1995, and $4,963,000 in 1994.

               Selling, general and administrative expenses continued to decrease as a percentage of sales:
               18.1 percent in 1996, 20.7 percent in 1995, and
               22.5 percent in 1994. The majority of these costs are for employee services, marketing expenses, and operating supplies. The Company has a policy that it reserves all trade receivables over 150 days (180 days in 1995), or earlier if there are substantial questions.

               During the first nine months of 1996, $105,000 was expensed compared to $253,000 in 1995, and $182,000 in 1994. While the Company makes every effort to collect all receivables, it believes it is prudent to adequately reserve accounts that are not collected in a reasonable timeframe. Employee costs, while the major expense in this area, have decreased as a percent of sales: 10.6 percent in 1996, 11.3 percent in 1995, and 11.3 percent in 1994. Other cost areas are minor or had nominal changes as a percent of sales. The total dollars spent in this area was $5,131,000 in 1996, $4,073,000 in 1995, and $3,929,000 in 1994. The
               operating income was $2,789,000, or 9.8 percent in 1996, compared to $1,852,000, or 9.4 percent in 1995, compared to $1,034000, or 5.9 percent in 1994.

INTEREST Interest costs, net, increased 106.0 percent in 1996 to $657,000, compared to $319,000 in 1995, a decrease of 22.4 percent from 1994's costs of $411,000. The 1996 increase reflects the financing of the November 1995 acquisition. As a percent of sales, net interest costs were 2.3 percent of sales in 1996, 1.6 percent in 1995, and
               2.4 percent in 1994. While the Company increased its borrowing for the acquisition and for working capital in late 1995, and early 1996, it has steadily reduced prior debt as scheduled. The Company has reduced long-term indebtedness by $2,131,000 in 1996, compared to $1,670,000 in
               1995. The new loans are at LIBOR plus 125 basis points.

SUMMARY When the all of the above is combined, the Company earned, before provision for taxes, $2,132,000, or
               7.5 percent of sales in 1996, $1,533,000, or 7.8
               percent of sales in 1995, and $946,000, or 5.4 percent of sales in 1994.

TAXES The Company's tax provision for 1996 takes into consideration both the 1995 and 1996 favorable tax adjustments made by New York State. In 1995, the Company did not reflect the tax changes until later quarters. Also, the Company reduced its reserve for potential tax adjustments based on the latest information. The Company is undergoing a

               New York State tax audit, but it does not anticipate a material change in the tax liability. The tax provision, as a percentage of sales, is
               2.5 percent in 1996, 3.1 percent in 1995, and 2.1 in 1994. The Company records its tax expense under the FASB 109 guidelines.

NET INCOME     Net income for the first nine months of 1996 was
               $1,421,000, or $.27 per share, compared to $915,000, or $.19 per share in 1995, and $578,000, or $.12 per share in 1994. Earnings per share have been restated to reflect the Company's 25 percent share distribution to shareholders of record on August 30, 1996.

LIQUIDITY      The Company's cash decreased in the first nine
               months of 1996 by $292,000, compared to a decrease of $3,225,000 in the same time period in 1995.
               The Company's ongoing operations generated cash of $5,044,000 in the first nine months of 1996, compared to $1,443,000 in 1995, and $2,415,000 in
               1994. The Company's investment in new equipment was $3,289,000 in 1996, compared to $2,705,000 in
               1995, and $1,176,000 in 1994.  The Company
               anticipates that it will spend approximately of $4,000,000 during the 1996 fiscal year. The
               Company reduced its scheduled indebtedness and its revolving line of credit borrowing in the first nine months of 1996 by $2,131,000, compared to $1,670,000 in 1995, and $1,430,000 in 1994. The
               Company has an $11,000,000 revolving line of credit available for additional working capital needs, of which it had utilized $6,350,000 as of September 28, 1996. The Company feels that its cash balance, the cash flow from internal operations and the available amount on the revolving line of credit are adequate to meet the Company's operational and investment plans for 1996.

COMMITMENTS    The Company has commitments for items that it
               purchases in the normal ongoing affairs of the business. As of September 28, 1996, it has a commitment for $750,000 for a building addition in the Specialty Packaging and Printing Segment, which is anticipated to be completed in the Fourth
               Quarter of this year. Also outstanding were commitments for equipment of $2,000,000, including
               $1,500,000 for delivery of equipment in the First
               Quarter of 1997. The Company is not aware of any obligations in excess of normal market conditions, nor of any long-term commitments that would affect its financial condition.

PART II - OTHER INFORMATION



Item 1.   Legal Proceedings.
          _________________

          None.


Item 2.   Changes in Securities.
          _____________________

          None.


Item 3.   Defaults Upon Senior Securities.
          _______________________________

          None.


Item 4.   Submission of Matters to a Vote of Securities Holders.
          _____________________________________________________

          None.


Item 5.   Other Information.
          _________________

          None.


Item 6.   Exhibits and Reports on Form 8-K.
          ________________________________

          None.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATED:  November 13, 1996


                                     ASTRONICS CORPORATION
                              ___________________________________


                              ___________________________________
                                            (Signature)

                                         John M. Yessa
                             Vice President-Finance and Treasurer