Form 10-K
period 1996-12-31
ASTRONICS CORP
filed 1997-03-26
CIK 8063

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.    20549

                            Form 10-K
 (Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  Commission file number 0-7087

                      ASTRONICS CORPORATION
_________________________________________________________________
     (Exact Name of Registrant as Specified in its Charter)

       New York                              16-0959303
_______________________________    ______________________________
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)           Identification No.)


                       1801 Elmwood Avenue
                    Buffalo, New York  14207
_________________________________________________________________
(Address of principal executive office)

            Registrant's telephone number, including
                    area code (716) 447-9013

Securities registered pursuant to Section 12(b) of the Act:  None

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

               Yes   X                  No











                EXHIBIT INDEX APPEARS ON PAGE 17
                          Page 1 of 18

       As of February 28, 1997, 4,304,506 shares of Common Stock and 746,144 shares of Class B Stock were outstanding, and the aggregate market value of the shares of Common Stock and Class B Stock (assuming conversion of all of the outstanding Class B Stock into Common Stock) of Astronics Corporation held by non-affiliates was approximately $25,503,000.

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [X]

              DOCUMENTS INCORPORATED BY REFERENCE.

       Portions of the Registrant's 1996 Annual Report to Shareholders are incorporated into Parts II and III of this Report. Portions of the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders dated March 14, 1997 are incorporated by reference into Part III of this Report.

                             PART I

Item 1.   BUSINESS


Profile

       Astronics Corporation ("Astronics", the "Company" or "Registrant"), a New York corporation formed in 1968, is a diversified company engaged principally in the design, manufacture and marketing of products and processes in two business segments: "Electronic Systems" and "Specialty Packaging." Electronic Systems is involved in the design, manufacture, and marketing of advanced technology products.
Major applications include specialized lighting systems and ruggedized electro-mechanical assemblies. The Specialty Packaging segment is predominantly a direct marketing provider of proprietary designs of paperboard folding boxes and paper products.

       On November 29, 1995, the Company acquired the assets and business devoted to the electroluminescent lighting business of Loctite Luminescent Systems, Inc. of Lebanon, New Hampshire. In conjunction with the Company's specialized lighting systems and ruggedized electro-mechanical assemblies, these operations have been renamed Luminescent Systems, Inc., or LSI. This acquisition results in a strong entity in the automotive, air transport, defense, and electronics industries. Products include aircraft cockpit lighting systems, aircraft escape path lighting systems, military formation lights, ruggedized keyboards for use in harsh environments, and electroluminescent lighting systems for a variety of display and backlighting operations.


Electronic Systems

       The Company's Electronic Systems segment is involved in the design, manufacture, and sales of technically sophisticated systems and components for a variety of applications. Most of these applications are based on specialty lighting requirements. Approximately 30 percent of the segment's sales are defense-related and 25 percent of sales are international. The Company maintains a sales/engineering office in Belgium to support international relationships.

       The Electronic Systems segment operates manufacturing facilities in East Aurora, NY, and Lebanon, NH.

       Electroluminescent Lamps: One of the Company's core technologies is designing and manufacturing electroluminescent
(EL) lamps. EL employs phosphors which when sandwiched between two electrodes and exposed to alternating current, emit light. The resultant lamps are efficient, durable, thin, and flexible compared to other lighting technologies, and have become a preferred light source for many lighting applications in products as varied as automobiles, home light fixtures, and consumer electronics.

       The Company also manufactures power conversion devices, commonly called "inverters," to power EL lamps. EL lamps are best driven by alternating current, but typically only direct current is available in the end use application. Our inverters convert DC power to AC, thereby providing power sufficient to drive EL lamps.

       The Company has been involved in EL lighting for over 25 years, and has established itself as a leader in the industry. Moreover, its EL lighting expertise has been vital in helping it to establish certain of its other product lines. Still, the Company recognizes that no light source is ideal for all applications, and has therefore developed expertise in a number of other technologies as dictated by its business requirements, specifically, incandescent, light-emitting diodes, and cold cathode fluorescence. These technologies are used selectively in the Company's various product lines, depending on what is most appropriate for each specific application.

       Escape Path Lighting: The Company manufactures emergency escape lighting systems for use in aircraft, buildings, trains, and ships. These systems are designed to help people find exits in case of crashes, fire, power outages, earthquakes, and other disasters. Customers are typically vehicle fleet operators, manufacturers, or third party contractors. Often, the use of these systems is dictated by governing laws and regulations.

       The systems typically include a series of light elements, a case or mounting system to hold the light elements, and a network of logic controlled back-up battery systems to power the light elements. The systems are typically modular in nature, but require a significant amount of custom documentation to satisfy regulatory requirements for each installation.

       Aircraft Cockpit Lighting: The Company is a major supplier and integrator of cockpit lighting systems for aircraft. The Company designs and manufactures integrally illuminated display panels and related assemblies, integrally illuminated keyboards, floodlights, ambient light sensors, and dimmable power supplies. Customers include aircraft manufacturers and avionics electronics manufacturers. There is a trend in the industry whereby aircraft manufacturers are seeking system suppliers rather than component manufacturers, and the company is uniquely positioned to respond to this trend.

       Military Aircraft Formation Lights: The Company is the world's dominant supplier of EL formation lights for military aircraft. These lights are essentially EL lamps encapsulated in a protective shell material, which are then mounted to the outside skin of military aircraft. These lights provide visual cues to pilots who are flying in close formation during night missions. Customers include military aircraft manufacturers and the government defense procuring activities who are responsible for maintaining military aircraft in their fleets. The Company's formation lights can be found on most modern western military aircraft.

       Ruggedized Keyboards: The Company manufactures a wide range of input/output keyboards for ruggedized computer systems. These computer systems are often used in military applications, though not exclusively. In today's world of shrinking defense budgets, investments continue in battlefield command, control, and communication systems.

       The Company's keyboards range from relatively simple mechanical devices to complex systems employing various display technologies, encoding topologies, and communication protocols. Customers are typically large, well-known defense electronics companies.


Specialty Packaging

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


Competitive Conditions

       Astronics experiences considerable competition in its segments, principally in the areas of product performance and price, from various competitors, many of which are substantially larger and have greater resources. Success in the Electronic Systems segment depends upon product innovation, customer support, responsiveness, and cost management. Astronics continues to invest in developing the tools critical to competing in today's worldwide markets. Success in Specialty Packaging is dependent upon competitive pricing, innovative and responsive customer support and short lead time delivery performance to support this capability. Astronics has invested and will continue to invest in process and systems technology.


Raw Materials

       Materials, supplies and components are available and purchased from a wide variety of sources, the loss of any one of which would not materially affect the Company's operations.


Patents

       The Company has a number of patents and has filed numerous applications for others. While the aggregate protection of these patents is of value, Registrant does not consider that the successful conduct of any material part of its business is dependent upon the protection afforded by these patents. The Company's patents and patent applications relate to EL, instrument panels, keyboard technology and various components used in their manufacture. The Company regards its expertise and techniques as proprietary and relies upon trade secret laws and contractual arrangements to protect its rights.


Research Activities

       The Company is engaged in a variety of research and development activities directed to the improvement and application of the Company's technologies. The extent of the Company's engagement in pure research, however, is not material.


Employees

       The Registrant employed approximately 393 employees as of December 31, 1996, including 204 in the Electronic Systems segment, 182 in the Specialty Packaging segment and 7 at the Corporate level, compared to 437 as of December 31, 1995, including 236 in the Electronic Systems segment, 194 in the Specialty Packaging segment and 7 at the Corporate level as of that date.


Working Capital

       Inventories constitute a major component of the Company's working capital, reflective of the production cycle on most of the Company's products and anticipated production required for the seasonal aspects of the Company's packaging products. A substantial portion of the business of the Specialty Packaging segment consists of proprietary designs of stock boxes used by the confectionery industry, which requires the Company to increase inventory at the beginning of its principal seasons.


Financial Information about Industry Segments

       Sales, operating profit and identifiable assets attributable to each of the Registrant's industry segments for each year of the last three years as of December 31, 1996 appear on page 14 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996, submitted herewith as an exhibit and incorporated by reference.


Order Backlog

       The backlog of orders as of December 31, 1996 was approximately $10,106,000 ($8,784,000 related to the Electronic Systems segment and $1,322,000 related to the Specialty Packaging segment), substantially all of which is expected to be filled in the current fiscal year, and was $8,953,000 ($7,328,000 related to the Electronic Systems segment and $1,625,000 related to the Specialty Packaging segment) as of December 31, 1995.



Item 2.   PROPERTIES


Corporate Headquarters

       The Company's corporate office is located at 1801 Elmwood
Avenue, Buffalo, NY 14207, the sight of the largest portion of the Specialty Packaging and Printing segment.


Electronic Systems

       Registrant owns manufacturing and office facilities of approximately 45,000 square feet in the Buffalo, New York area, and leases approximately 42,000 square feet in Lebanon, New
Hampshire.


Specialty Packaging

       Registrant owns buildings totaling approximately 437,000 square feet in the Buffalo, New York area for its manufacturing and office facilities. Currently, about 40 percent of the building space is under lease to others.

       The Company believes that its physical properties are suitable and adequate for the purpose for which they are employed. Additions and expansions are made as needed. In general, the productive capacity of the Registrant's physical properties are in excess of current production requirements and greater utilization is available.



Item 3.   LEGAL PROCEEDINGS

       Rodgard Corporation, formerly a wholly-owned subsidiary of Astronics, and one of its former officers, Mason C. Winfield, ("Plaintiffs") instituted an action against Miner Enterprises, Inc. and David G. Anderson ("Defendants") on April 10, 1984, in the United States District Court of the Western District of New York, seeking damages for breaches of confidentiality agreements and seeking to be declared a co-inventor of a David G. Anderson patent. Defendants counterclaimed for unspecified damages alleging that the Plaintiffs breached a confidentiality provision pursuant to a consulting agreement between Winfield and Miner. The judge rendered a decision that neither side had a sufficient case to enable awards. The case was appealed by Plaintiffs in the Federal Circuit Court of Appeals.

       On March 13, 1997 the Court of Appeals remanded the case to the District Court to permit Plaintiffs to initiate discovery related to Defendants' foreign patents. The Company intends to commence discovery to determine the amount of damages and to otherwise vigorously pursue this claim in District Court. The Company is not able to estimate damages, if any.

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


Executive Officers of the Registrant

       The following table sets forth the names and ages of all executive officers of the Company and certain information relative to their positions with the Company and prior employment history during at least the past five years:

                                   Position with the Company
Name                Age            and Prior Employment History

Kevin T. Keane      64             President, Chief Executive
                                   Officer and Director.

John M. Yessa       57             Vice President of Finance,
                                   Treasurer, Chief Financial
                                   Officer and Director.

                             PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

       Information with reference to the market price of and dividends on the Company's Common Stock and related security holder matters appears on pages 1 and 16 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996, submitted herewith as an exhibit and incorporated herein by reference.


Item 6.   SELECTED FINANCIAL DATA

       Selected Financial Data appears on page 16 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996, submitted herewith as an exhibit and incorporated by reference.


Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

       Management's discussion and analysis of financial condition, changes in financial condition and results of operations appears on pages 17, 18, 19 and 20 of Registrant's
Annual Report to Shareholders for the fiscal year ended December
31, 1996, submitted herewith as an exhibit and incorporated herein by reference.


Item 8.   FINANCIAL STATEMENTS

       The Financial Statements of Astronics Corporation which are incorporated by reference into this Annual Report on Form 10-K are described in the accompanying Index to Financial
Statements at Item 13 of this Report.


Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.

                            PART III


Item 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT

       The information regarding directors is contained under the captions "Election of Directors" and "Record Date and Voting
Securities" in the Company's definitive Proxy Statement dated
March 14, 1997 and is incorporated herein by reference.

       Certain information regarding executive officers is contained under the captions "Executive Compensation" and "Record Date and Voting Securities" in the Company's definitive Proxy Statement dated March 14, 1997 and on the back inside cover of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996, submitted herewith as an exhibit, which are both incorporated herein by reference.


Item 11.  EXECUTIVE COMPENSATION

       The information contained under the caption "Executive
Compensation" in the Company's definitive Proxy Statement dated
March 14, 1997 is incorporated herein by reference.


Item 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT

       The information required is contained under the caption
"Record Date and Voting Securities" in the Company's definitive
Proxy Statement dated March 14, 1997, and is hereby incorporated by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       As of March 26, 1997, the Company knows of no relationships or transactions required to be disclosed pursuant to Item 404 of Regulation S-K.


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K

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

           (b)           By-Laws, as amended on August 12, 1996.

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

          10.10          1992 Incentive Stock Option Plan;
                         incorporated by reference to the
                         Registrant's definitive proxy statement
                         dated March 30, 1992.

          10.11          1993 Director Stock Option Plan;
                         incorporated by reference to the
                         Registrant's definitive proxy statement
                         dated March 19, 1993.

          11             Computation of Per Share Earnings

          13             1996 Annual Report to Shareholders.
                         (Except for those portions which are
                         expressly incorporated by reference to
                         the Annual Report on Form 10-K, this
                         exhibit is furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as part of this Annual Report on Form 10-K.)

          21             Subsidiaries of the Company.

          23             Consent of Independent Auditors.

          27             Financial Data Schedule.



          (b)  Reports on Form 8-K

               The Company filed the following reports:

               (i) Form 8-K/A dated February 6, 1996 reporting pursuant to item 7.

              (ii) Form 8-K dated November 1, 1996 reporting pursuant to items 5 and 7.

                      ASTRONICS CORPORATION

                  INDEX TO FINANCIAL STATEMENTS


The financial statements, together with the report thereon of Ernst & Young LLP dated January 16, 1997, appearing on pages 3 to
16 of the accompanying 1996 Annual Report to Shareholders are incorporated by reference in this Form 10-K Annual Report.

Financial schedules for the years 1996, 1995 and 1994:


                                              Page

       Valuation and Qualifying Accounts       F-2

                                                            SCHEDULE II

                           ASTRONICS CORPORATION

                     VALUATION AND QUALIFYING ACCOUNTS


(in thousands)
                     Balance at the  Charged to
                     Beginning of    Costs and   Write-offs/   Balance at
Year    Description     Period        Expense    Recoveries   End of Period

1996      Allowance
          for Doubtful
          Accounts            $359           $176        $(131)        $404

1995      Allowance
          for Doubtful
          Accounts            $367           $125        $(133)        $359

1994      Allowance
          for Doubtful
          Accounts            $195           $200        $ (28)        $367

                           SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 1997.

                      Astronics Corporation


By /s/ Kevin T. Keane          By /s/ John M. Yessa
  Kevin T. Keane, President        John M. Yessa, Vice President-
  and Chief Executive Officer      Finance and Treasurer,
                                   Principal Financial and
                                   Accounting Officer


       Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature              Title               Date



/s/ Robert T. Brady           Director       March 26, 1997
Robert T. Brady



/s/ John B. Drenning          Director       March 26, 1997
John B. Drenning



/s/ Kevin T. Keane            Director       March 26, 1997
Kevin T. Keane



/s/ Robert J. McKenna         Director       March 26, 1997
Robert J. McKenna



/s/ John M. Yessa             Director       March 26, 1997
John M. Yessa

                      ASTRONICS CORPORATION


                        INDEX TO EXHIBITS


                                                     Sequential
Exhibit No.    Description                           Page Number

   3(a)        Restated Certificate of Incorporation,
               as amended; incorporated by reference
               to exhibit 3(a) of the Registrant's
               December 31, 1988 Annual Report on
               Form 10-K.

    (b)        By-Laws, as amended on August 12, 1996.      20

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

   10.7        Contract of John M. Yessa; incorporated
               by reference to Exhibit 10.7 of the
               Registrant's registration statement on
               Form S-2 (No. 33-8040).

  10.10        1992 Incentive Stock Option Plan;
               incorporated by reference to the
               Registrant's definitive proxy statement
               dated March 30, 1992.

  10.11        1993 Director Stock Option Plan;
               incorporated by reference to the
               Registrant's definitive proxy statement
               dated March 19, 1993.

  11           Computation of Per Share Earnings.           37

  13           1996 Annual Report to Shareholders.          40
               (Except for those portions which are expressly incorporated by reference to the Annual Report on Form 10-K, this exhibit is furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as part of this Annual Report on Form 10-K.)

  21           Subsidiaries of the Registrant.              74

  23           Consent of Independent Auditors.             76

  27           Financial Data Schedule.                     77

                          EXHIBIT 3(b)

                By-Laws of Astronics, as amended
                         August 12, 1996

                             BY-LAWS

                               OF

                      ASTRONICS CORPORATION


              As Amended By the Board of Directors

                       On August 12, 1996


                            ARTICLE I

                     MEETING OF SHAREHOLDERS

           Sec. 1. ANNUAL MEETING. The annual meeting of Shareholders shall be held not more than 180 days after the end of the fiscal year of the corporation at such date, time and place within or without the State of New York as shall be established by resolution of the Board of Directors.

           Sec 2. SPECIAL MEETING. Special meetings of shareholders may be called by the Board of Directors or the President and shall be called by the President at any time upon the written request of two-thirds (2/3) of the Directors then serving on the Board of Directors, or upon the written request of shareholders owning not less than 80 percent of the outstanding shares of each class of capital stock of the corporation entitled to vote generally in the election of Directors as of the date on which such request is actually received by the corporation. Such request shall state the purpose or purposes of the proposed meeting. Such meetings shall be held at the principal office of the corporation or at such other place within or without the State of New York as the Board of Directors shall designate.

           Sec. 3. NOTICE OF MEETING. The Secretary shall serve personally or by mail upon each shareholder entitled to vote thereat a written notice of any meeting, addressed to each such shareholder at his address as it appears on the books of the corporation. Such notice shall state the place, date and hour of such meeting. If the notice is of a special meeting, it shall also state the purpose or purposes for which such meeting is called, and by or at whose direction it is being issued. Notice of any meeting shall be given not less than ten (10) nor more than fifty (50) days prior to such meeting. At any meeting at which all shareholders are present, or of which all shareholders not present have waived in writing the giving of such notice, the notice otherwise required may be dispensed with.

           Sec. 4. QUORUM. Except as otherwise provided by the Certificate of Incorporation, the holders of a majority of the shares of the corporation issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall be necessary to and shall constitute a quorum for the transaction of business at all meetings of shareholders, but a lesser number may adjourn the meeting to some future time not more than twenty
(20) days later, without notice other than announcement at the meeting, and at any such adjourned meeting at which a quorum is present any business may be transacted that might have been transacted at the meeting as originally noticed.

           Sec. 5. VOTING. At all meetings of shareholders, all questions, the manner of deciding which is not specifically regulated by law, by the Certificate of Incorporation or by these By-Laws, shall be determined by vote of a majority of the shares present or represented at such meetings and voting on such questions. Each shareholder of record shall be entitled to one vote for every share of stock standing in his name on the books of the corporation. All voting shall be viva voce, except that any shareholder may request that the vote be by ballot, in which case, each ballot shall state the name of the shareholder voting and the number of shares standing in his name on the books of the corporation, and in addition, if such ballot be cast by proxy, the name of the proxy shall be stated. The casting of all votes of shareholders shall be governed by the provisions of these By-Laws, except as otherwise expressly provided by law.

           Sec. 6.  VOTING ON MERGERS AND SIMILAR TRANSACTIONS.

               (A) The affirmative vote of the holders of not less 80 percent of the outstanding shares of the corporation entitled to vote thereon shall be required

                    (i) to adopt any agreement for the merger or consolidation of the corporation or any "subsidiary"
           (as hereinafter defined) with or into any other
           "person" (as hereinafter defined) or the merger of any other person into the corporation or any subsidiary.

                   (ii) To authorize any sale, lease, exchange, mortgage, pledge or disposition to any other person of all or substantially all of the property and assets of the corporation or any subsidiary, or any part of such assets having a then fair market value greater that 50 percent of the then fair market value of the total assets of the corporation or such subsidiary, or

                  (iii) To authorize the issuance or transfer by the corporation or any subsidiary of any voting securities of the corporation in exchange or payment for the securities or property and assets (including cash) of any other person.

               (B) The provisions of this Section 6 shall not apply to any transactions described in clauses (i), (ii) or (iii) of Section A of this Section 6 if

                    (i)  prior to the consummation of such
           transaction, the Board of Directors of the corporation shall have adopted a resolution approving the written agreement pursuant to which such transaction shall thereafter be consummated or a written memorandum of understanding with respect to the terms upon which such transaction shall thereafter be consummated, or

                   (ii)  the corporation or a subsidiary of the
           corporation is, at the time such transaction is agreed to, the beneficial owner of a majority, by vote, of the voting interest in the other party or parties to the transaction.

               (C)   For purposes of this Section 6

                    (i)  a "security" or "securities" shall
           include both equity and debt securities;

                   (ii) any specified person shall be deemed to be the "beneficial owner" or to "beneficially own" any securities (a) as to which such person or any affiliate or associate of such person has the right, along with others, to direct the manner of exercise of the voting rights of such securities, whether or not such person or any affiliate or associate of such person has any interest in any income or distribution with respect to such securities, or (b) which such specified person or any of its affiliates or associates has the right to acquire pursuant to any agreement, or upon exercise of conversion rights, warrants or options, or pursuant to the automatic termination of a trust, discretionary account or similar arrangement, or otherwise, or (c) which are beneficially owned, within the meaning of clause (a) and (b) hereof, by any other person with which such specified person or any of its affiliates or associates has any agreement, arrangement, or relationship or understanding for the purpose of acquiring, holding, voting, or disposing of such securities;

                  (iii)  a "person" is any individual,
           corporation or other entity;

                  (iv) an "affiliate" of a specified person is any person that directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with such specified person;

                  (v)  an "associate" of a specified person is
           (a) any person of which such specified person is an executive officer, principal, member or partner or is, directly or indirectly, the beneficial owner of 5 percent or more of any class of equity securities of such person, (b) any person that bears to the specified person the relationship described in sub-clause (a) of this clause (v), (c) any trust or other estate in which such specified person has a substantial beneficial interest or as to which such specified person serves as a trustee or in a similar fiduciary capacity, (d) any relative or spouse of the specified person, or any relative of such spouse, who has the same home (or is a member of the same household) as such specified person, (e) any person which controls or is controlled by such specified person, or (f) any other member or partner in a partnership, limited partnership, joint venture, syndicate or other group of which the specified person a member or partner and which is acting together with the specified person for the purpose of acquiring, holding or disposing of any interest in the corporation or a subsidiary of the corporation;

                   (vi)  a "subsidiary" of a specified person is
           any person, a majority, by vote, of the voting interest of which is beneficially owned, directly or indirectly, by such specified person.

           The Board of Directors of the corporation shall determine the meaning and applicability of each of the above definitions based on information then known to it, and any determination by the Board of Directors of the corporation concerning such matters shall be inclusive and binding for all purposes and with respect to all persons.

           Sec. 7. ORDER OF BUSINESS. The order of business at all meetings of the shareholders shall be as follows:
           1.  Roll Call.
           2.  Proof of notice of meeting or waiver of notice.
           3.  Reading of minutes of preceding meeting.
           4.  Reports of Officers.
           5.  Reports of Committees.
           6. Announcement of Inspectors of Election, if applicable.
           7.  Election of Directors, if applicable.
           8.  Unfinished business.
           9.  New business.

           Sec. 8.  BUSINESS TRANSACTED.  At the annual meeting,
Directors shall be elected and such other business may be transacted as is properly brought before the meeting. No business, other than that specified in the notice of any special meeting, shall be transacted at such meeting unless all shareholders entitled to notice thereof consent to the transaction of such business.

           Sec. 9. PROXIES. Every shareholder having a right to vote at any meeting or to express consent or dissent shall be entitled to authorize another person or persons to vote for him by proxy. No proxy shall be valid unless it shall be in writing and signed by the shareholder or his attorney in fact, and specify the meeting or meetings at which such proxy may be exercised. Unless a proxy shall state that it is irrevocable as permitted by law, it shall be revocable at the pleasure of the person executing it. No proxy shall be valid after the expiration of eleven (11) months from the date thereof.

           Sec. 10. CLOSING RECORD BOOKS. Unless otherwise provided by law, by the Certificate of Incorporation, or these By-Laws, the Board of Directors may fix a date not more than fifty (50) days nor less than ten (10) days before the date appointed for any meeting of shareholders or the date fixed for the payment of any dividend or other distribution allowed by law, as the record date for the determination of the shareholders entitled to notice of and to vote at such meeting, or entitled to receive such dividend or other distribution.

           If no record date is fixed as provided in this section, then the close of business on the day next preceding the day on which notice of the meeting is mailed, or the close of business on the day on which the resolution is adopted, as the case may be, shall be the record date for determination of shareholders entitled to notice of such meeting, or to receive such distribution.

           When any determination is made as provided in this section, such determination shall apply to any adjournment of any meeting except where a new record date is fixed by the Board of Directors for such adjourned meeting.

           Sec. 11. ACTION WITHOUT MEETING. Whenever shareholders are required or permitted to take any action by vote, such action may be taken without a meeting, on written consent, setting forth the action so taken, signed by the holders of all outstanding shares entitled to vote thereon. However, this section shall not be construed to alter or modify any provision of law or of the Certificate of Incorporation under which the written consent of the holders of less than all outstanding shares is sufficient for corporate action.


                           ARTICLE II

                            DIRECTORS

           Sec. 1. NUMBER. The affairs and business of this corporation shall be managed by a Board of Directors composed of not less than three (3) nor more than nine (9) persons, twenty-one years of age, or more, who need not be shareholders, except that when all the shares of the corporation are owned beneficially and of record by less than three shareholders, the number of directors may be less than three, but not less than the number of shareholders. The Board shall include such number of Directors, within the maximum and minimum as set forth above, as shall be determined from time to time by resolution adopted by a vote of a majority of the entire Board. In the event of any such increase in the number of Directors, within such limits, the vacancy or vacancies so resulting shall be filled by a vote of a majority of the Directors then in office.

           Sec. 2. HOW ELECTED. The Directors of the corporation shall be elected at the annual meeting of shareholders and the number of persons, corresponding to the number of directors to be elected, who shall receive a plurality of the votes cast, shall be elected Directors of the corporation and shall constitute the Board of Directors.

           Sec. 3.  TERM OF OFFICE.  The term of office of each
Director shall be until the next annual meeting of shareholders, and thereafter until his successor has been elected and has qualified.

           Sec. 4. DUTIES. The Board of Directors shall have the control and general management of the affairs and business of the corporation. Such Directors shall in all cases act as a Board, regularly convened, and they may, by majority vote, adopt such rules and regulations for the conduct of their meetings and the management of the corporation as they may deem proper, not inconsistent with any provisions of law, the Certificate of Incorporation or these By-Laws.

           Sec. 5. DIRECTORS' MEETINGS. Regular meetings of the Board of Directors shall be held immediately following the annual meeting of shareholders, and at such other times as the Board may determine by resolution. Special meetings of the Board may be called by the President at any time and shall be called by the President or the Secretary upon the written request of two directors. Meetings of the Board shall be held at such time and place within or without the State of New York as may be determined by the Board.

           Sec. 6. NOTICE OF MEETING. The Secretary shall serve personally or by mail upon each Director a written notice of all meetings of the Board of Directors, other than the regular annual meeting or any regular meeting held in accordance with a resolution establishing such meetings duly adopted by the Board at its regular annual meeting. Such notice shall be addressed to each Director at his address as shown on the records of the Secretary and shall specify the place, date and time of such meeting. Such notice shall be delivered personally or by mail or by telegram, at least three (3) days before the date of such meeting, including the day of mailing. At any meeting at which all Directors are present, or of which all Directors not present have waived in writing the giving of such notice, any notice otherwise required shall be dispensed with and any business may be transacted which could have been transacted if the same were specified in such notice.

           Sec. 7. QUORUM. At any meeting of the Board of Directors, a majority of the entire Board shall be necessary to and constitute a quorum for the transaction of business unless otherwise provided by law or by the Certificate of Incorporation; but if a quorum is not present, a lesser number may adjourn the meeting to another time and place not more than ten (10) days later, without notice other than announcement at the meeting. At any such adjourned meeting at which a quorum is present, any business may be transacted which might have been transacted at the meeting as originally called.

           Sec. 8. VOTING. At all meetings of the Board of Directors, each Director shall have one (1) vote irrespective of the number of shares of stock that he may hold. Unless otherwise provided by law or by the Certificate of Incorporation, the act of a majority of the Directors present at a meeting at which a quorum is present shall be the act of the Board.

           Sec. 9.  VACANCIES.  Vacancies in the Board of
Directors occurring during terms of office, whether occurring upon removal with or without cause, or otherwise, shall be filled for the remainder of the term by the vote of a majority of the Directors then in office, although less than a quorum.

           Sec. 10. REMOVAL OF DIRECTORS. All or any of the Directors may be removed, (a) either with or without cause, at any time by a majority vote of the shareholders entitled to vote for the election of Directors at a special meeting called for that purpose and (b) with cause, by the Board, by majority vote of all Directors then in office.

           Sec. 11. COMMITTEES. The Board of Directors, by resolution adopted by a majority of the entire Board, may designate from among its members, one or more committees, each consisting of at least three (3) Directors, each of which, to the extent provided in such resolution, shall have all the authority of the Board. Any such committees shall report to the Board when and as required.

           Sec. 12. COMPENSATION. The Board of Directors may determine, from time to time, the amount of compensation plus expenses of attendance, to be allowed Directors, other than officers, for their attendance at any meeting of the Board or of its committees.

           Sec. 13. RESIGNATION. Any Director may resign at any time by written notice to the Board, the President or the Secretary. Unless an effective date is specified in such notice, it shall become effective upon receipt by the Board or such officer, and no action on such resignation shall be necessary to make it effective.

           Sec. 14. NOMINATIONS FOR THE BOARD. Nominations for the election of Directors may be made by the Board of Directors or a committee designated by the Board of Directors or by a shareholder entitled to vote in the election of Directors. A shareholder entitled to vote in the election of Directors, however, may make such a nomination only if written notice of the shareholder's intent to do so has been given, either by personal delivery or by United States mail, postage prepaid, to the Secretary of the corporation and received by the corporation (a) with respect to an election to be held at an annual meeting of shareholders, not later than sixty (60) nor more than ninety (90) days prior to the first anniversary of the preceding year's annual meeting (or, if the date of the annual meeting is changed by more than twenty (20) days from such anniversary date, within ten (10) days after the date the corporation mails or otherwise give notice of the date of such meeting), and (b) with respect to an election to be held at a special meeting of shareholders called for that purpose, not later than the close of business on the tenth (10th) day following the date on which notice of the special meeting was first mailed to the shareholders of the corporation.

           Each shareholder's notice of intent to make a nomination shall set forth: (i) the name(s) and address(es) of the shareholder who intends to make the nomination and of the person or persons to be nominated; (ii) a representation that the shareholder (a) is a holder of record of stock of the corporation entitled to vote at such meeting, (b) will continue to hold such stock through the date on which the meeting is held, and (c) intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (iii) a description of all arrangements or understandings between the shareholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination is to be made by the shareholder; (iv) such other information regarding each nominee proposed by such shareholder as would be required to be included in a proxy statement filed pursuant to Regulation 14A promulgated under Section 14 of the Securities Exchange Act of 1934, as amended, as now in effect or hereafter modified, had the nominee been nominated by the Board of Directors; and (v) consent of each nominee to serve as a director or the corporation if so elected. The corporation may require any proposed nominee to furnish such other information as may reasonably be required by the corporation to determine the qualifications of such person to serve as a director.

           No person shall be eligible for election as a director unless nominated (i) by a shareholder in accordance with the foregoing procedure or (ii) by the Board of Directors or a committee designated by the Board of Directors.

           Sec. 15. ACTION WITHOUT A MEETING. Any action required or permitted to be taken by the Board of Directors or any committee of the Board of Directors may be taken without a meeting if all members of the Board or the committee consent in writing to the adoption of a resolution authorizing the action. The resolution and the written consents shall be filed with the minutes of the proceedings of the Board or the committee.

           Sec. 16. MEETINGS BY CONFERENCE TELEPHONE. Any one or more members of the Board of Directors or any committee of the Board of Directors may participate in a meeting of the Board or of the committee by means of a conference telephone or similar communications equipment allowing all participants to hear each other at the same time. Participation by such means shall constitute presence in person at the meeting.


                           ARTICLE III

                       EXECUTIVE COMMITTEE

           Sec. 1. APPOINTMENT. The Board of Directors may, by resolution of a majority of the entire Board, designate not less than three (3) nor more than five (5) Directors who shall constitute the Executive Committee. Vacancies in the Executive Committee may be filled by similar resolution at any meeting of the Board.

           Sec. 2. DUTIES. The Executive Committee shall advise and aid the officers of the corporation in all matters concerning the corporation's interest and the management of the corporation's business, and when the Board of Directors is not in session the Executive Committee shall have and may exercise all the powers and authority of the Board with reference to the conduct of the business of the corporation, except as such exercise may be restricted by law, or by resolution of the Board.

           The Executive Committee, unless otherwise provided by the Board, shall fix the salary or compensation of each officer whether or not such officer be a Director, but shall not determine the compensation of any member of the Executive
Committee.

           Sec. 3. MEETINGS. Regular meetings of the Executive Committee may be held without call or notice at such times and places as the Executive Committee from time to time may fix in advance. Other meetings of the Executive Committee may be called by any member thereof either by oral, telegraphic or written notice not later than the day prior to the date set for such meeting. Such notice shall state the date, time and place of the meeting and, if by telegram or in writing, shall be addressed to each member at his address as shown on the records of the Secretary. Upon request by any member, the Secretary shall give the required notice calling the meeting.

           Sec. 4. QUORUM. At any meeting of the Executive Committee, three members shall constitute a quorum. Any action of the Executive Committee, to be effective, must be authorized by affirmative vote of a majority of the members thereof present, and in any event, shall require not less than three affirmative votes.

           Sec. 5. MINUTES. The Secretary shall keep the minutes of the meetings of the Executive Committee and cause them to be recorded in a book kept at his office for that purpose.
These minutes shall be presented to the Board of Directors from time to time for their information.


                           ARTICLE IV

                            OFFICERS

           Sec. 1. NUMBER. The officers of the corporation shall be a president, one or more vice presidents (the number of such vice presidents to be determined by the Board of Directors), a secretary and treasurer. The Board may also elect or appoint a Chairman of the Board and shall appoint such other officers, assistant officers, agents and employees as it shall deem necessary, who shall have such authority and shall perform such duties as shall be prescribed by the Board from time to time.
Any two or more offices may be held by the same person, except the offices of President and Secretary.

           Sec. 2. ELECTION. All officers of the corporation shall be elected annually by the Board of Directors at its meeting held immediately following the annual meeting of shareholders, and shall hold office until the meeting of the Board immediately following the next annual meeting of shareholders. The President shall be elected from the members of the Board.

           Sec. 3. DUTIES OF OFFICERS. The duties and powers of the officers of the corporation shall be as follows:

                      CHAIRMAN OF THE BOARD

           The Chairman of the Board, if appointed by the Board of Directors, shall preside at all meetings of shareholders and of the Board, and shall have and perform such other powers and duties as may from time to time be assigned by the Board, including the specified duties of any other officer.


                            PRESIDENT

           The President shall be the Chief Executive Officer of the corporation; in the absence of the Chairman of the Board, or if there be no Chairman, he shall preside at all meetings of shareholders and directors; he shall be ex officio a member of all standing committees, shall have general and active management and control of the Board of Directors, and shall see that all orders and resolutions of the Board are carried into effect.

                         VICE PRESIDENT

           The Vice President, or if there by more than one, the Vice Presidents in order of their seniority or in any other order determined by the Board, shall, in the absence or disability of the President, perform the duties and exercise the powers of President, and shall generally assist the President and perform such other duties as the Board of Directors or the President shall prescribe.


                            SECRETARY

           The Secretary shall attend all meetings of the Board and all meetings of shareholders, and record all votes and the minutes of all proceedings in a book to be kept for that purpose, and shall perform like duties for standing committees when required. He shall give or cause to be given notice of all meetings of shareholders and special meetings of the Board, and shall perform such other duties as may be prescribed by the Board of Directors or President, under whose supervision he shall act. He shall keep in safe custody the seal of the corporation and, when authorized by the Board, affix same to any instrument requiring it, and when so affixed, it shall be attested by his signature or the signature of the Treasurer, or Assistant Secretary or Assistant Treasurer. He shall keep in safe custody the certificate books and shareholder records and such other books and records as the Board may direct, and shall perform all other duties incident to the office of Secretary.


                       ASSISTANT SECRETARY

           The Assistant Secretaries, if any, in order of their seniority or any other order determined by the Board, shall in the absence or disability of the Secretary, perform the duties and exercise the powers of the Secretary, and shall perform such other duties as the Board of Directors or the Secretary shall prescribe.


                            TREASURER

           The Treasurer shall have care and custody of the corporate funds and other valuable effects, including securities, and shall keep full and accurate accounts of receipts and disbursements in books belonging to the corporation, and shall deposit all moneys and other valuable effects in the name and the credit of the corporation in such depositories as may be designated by the Board. The Treasurer shall disburse funds of the corporation as may be ordered by the Board, taking proper vouchers for such disbursements, and shall render to the President and Directors at the regular meeting of the Board, or whenever they may request it, an account of all his transactions as Treasurer and of the financial condition of the corporation.

If required by the Board, the Treasurer shall give the corporation a bond for such term in such sum and with such surety or sureties as shall be satisfactory to the Board for the faithful performance of the duties of his office and for the restoration to the corporation in the case of his death, resignation, retirement or removal from office, of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the corporation.


                       ASSISTANT TREASURER

           The Assistant Treasurers, if any, in order of their seniority or in any other order determined by the Board, shall in the absence or disability of the Treasurer, perform the duties and exercise the power of Treasurer, and shall perform such other duties as the Board of Directors or the Treasurer shall prescribe.


                           CONTROLLER

           The Controller, if any, shall maintain adequate records of all assets, liabilities and transactions of the corporation and shall have adequate audits thereof currently and regularly made. In conjunction with other officers, he shall initiate and enforce measures and procedures whereby the business of the corporation shall be conducted with maximum safety, efficiency and economy. He shall attend all meetings of the Board and shall report to the President or the Board, as the Board of Directors may prescribe. His duties and powers shall extend to all subsidiary corporations and, so far as the President may deem applicable, to all affiliated corporations.


                      ASSISTANT CONTROLLER

           The Assistant Controller, of if there be more than one, the Assistant Controllers in order of their seniority or any other order determined by the Board, shall in the absence or disability of the Controller, perform the duties and exercise the powers of Controller, and shall perform such other duties as the Board of Directors or the Controller shall prescribe.

           Sec. 4. BOND. The Treasurer shall, if required by the Board of Directors, give to the corporation such security for the faithful performance of his duties as the Board may direct.

           Sec. 5. VACANCIES, HOW FILLED. All vacancies in any office shall be filled by the Board of Directors without undue delay at its next regular meeting or at a meeting specially called for that purpose.

           Sec. 6. COMPENSATION OF OFFICERS. The officers shall receive such salary or compensation as may be determined by the Executive Committee, if any, unless otherwise provided by the Board of Directors. If an Executive Committee is not appointed, the Board shall determine such salary or compensation. The fact that any officer is a director shall not preclude him from receiving a salary or from voting upon any resolution establishing the same.

           Sec. 7. REMOVAL OF OFFICERS. The Board of Directors may remove any officer at any time, with or without cause, by a majority vote of the entire Board.

           Sec. 8. REPAYMENT OF DISALLOWED COMPENSATION. Any pay-ments made to an officer by way of salary, commission, bonus, interest, rent, or entertainment expense incurred by such officer, which shall be disallowed in whole or in part as a deductible expense of the corporation by the Internal Revenue Service, shall be reimbursed by such officer to the full extent of such disallowance. The Board shall be responsible for enforcing repayment of each such amount disallowed and, subject to the determination of the Board, proportionate amounts may be withheld from future compensation payments to such officer until amounts repayable have been repaid in full. The Board shall determine whether repayment of any such amounts is to be made over a period of one or more years, but any such repayment shall be made over no longer a period than five years.


                            ARTICLE V

                         CORPORATE SEAL

           Sec. 1. FORM. The Board of Directors shall adopt a corporate seal which shall be circular in form and shall have inscribed thereon the name of the corporation, the year of its incorporation, the words "Corporate Seal, New York" and such other matters as the Board may consider proper.


                           ARTICLE VI

                       SHARE CERTIFICATES

           Sec. 1. FORM; SIGNATURE. The certificates for shares of the corporation shall be in such form as the Board of Directors may determine from time to time. Such certificates shall be signed by the President or Vice President and the Secretary or Treasurer and shall be sealed with the seal of the corporation. Such seal may be a facsimile, engraved or printed. Where any such certificate is signed by a transfer agent or registered by a registrar, other than the corporation itself, tile signatures of any such President, Vice President, Secretary or Treasurer upon such certificate may be facsimiles, engraved or printed. In case any such officer who has signed or whose facsimile signature has been placed upon such certificate shall have ceased to be such before such certificate is issued, it may be issued by the corporation with the same effect as if he were such officer and had not ceased to be such at the date of its issue.

           Every certificate of stock issued by the corporation shall plainly state upon the face thereof: That the corporation is formed under the laws of the State of New York; the name of the registered holder; the number, kind and class of shares, and the designation of the series, if any, which it represents; and the par value of each share represented by such certificate or a statement that such shares are without par value.

           Each series of certificates shall be consecutively numbered. The name of the person owning the shares represented thereby, with the number of such shares and the date of issue, shall be entered on the corporation's books as well as on the face of such certificate.

           Sec. 2. TRANSFERS OF CERTIFICATES. Certificates for shares of the corporation shall be transferable on the books of the corporation, by the holder thereof in person or by his attorney, upon surrender for cancellation of such certificates, and proper evidence of succession, assignment or authority to transfer.

           Sec. 3.  LOST, STOLEN OR DESTROYED STOCK
CERTIFICATES. No certificate for shares of stock of the corporation shall be issued in place of any certificate alleged to have been lost, stolen or destroyed, except upon production of evidence of the loss, theft or destruction, and upon indemnification of the corporation and its agents to the extent and in the manner the Board of Directors may from time to time prescribe.

           Sec. 4. REGULATIONS. The Board of Directors shall have the power and authority to make such rules and regulations as it may deem expedient, concerning the issue, transfer and registration of certificates for shares of the corporation.

           Sec. 5. TRANSFER AGENT AND REGISTRAR. The Board of Directors may appoint one or more transfer agents or transfer clerks and/or one or more registrars of transfers, and may require all stock certificates to bear the signature of a transfer agent or transfer clerk and/or a registrar of transfers. The Board may at any time terminate the appointment of any transfer agent or transfer clerk or any registrar of transfers.

           Sec. 6. OWNER OF CERTIFICATE. The holder of record of any certificate for shares of the corporation shall be deemed the holder in fact thereof and the corporation shall not be bound to recognize any equitable or legal claim to or interest in such certificate on the part of any other persons, whether or not it shall have actual or other notice thereof, except as otherwise expressly provided by law.


                           ARTICLE VII

                            DIVIDENDS

           Sec. 1. WHEN DECLARED. The Board of Directors may declare dividends in cash, in property, or in the shares of the corporation, from the surplus profits of the corporation whenever, in its opinion, the conditions of the corporation's affairs will render it expedient for such dividends to be declared.

           Sec. 2. PAYMENT. The Board of Directors, in declaring any dividend, may determine the shareholders entitled to receive such dividend by fixing a record date for the determination of shareholders and making any such dividend payable only those persons who are shareholders of record as of such date. The Board may also determine the date when payment of any such dividend is to be made.


                          ARTICLE VIII

              CONTRACTS, BILLS, NOTES, DEPOSITORIES

           Sec. 1. BILLS, NOTES, ETC. All bills payable, notes, checks, drafts, warrants or other negotiable instruments shall be made in the name of the corporation, and shall be signed and countersigned by such officer or officers of the corporation as shall be designated by resolution of the Board of Directors. No officer or agent of the corporation, either singly or jointly with others, shall have the power to make any bill payable, note, check, draft or warrant or other negotiable instrument, or endorse the same in the name of the corporation or contract or cause to be contracted any debt or liability in the name or in behalf of the corporation, except as herein expressly prescribed and provided.

           Sec. 2. CONTRACTS. The Board of Directors may authorize any officer or officers, agent or agents, to enter into any contract or execute and deliver any instrument in the name of and on behalf of the corporation, and such authority may be general and continuing or may be confined to specific instances.

           Sec. 3. DEPOSITORIES. The Board of Directors shall designate the trust company, or trust companies, bank or banks, in which shall be deposited the money or securities of the corporation.

                           ARTICLE IX

                             OFFICES

           Sec. 1. PRINCIPAL OFFICE. The principal office of the corporation shall be in the City of Buffalo, County of Erie and State of New York, and the exact address of such office may be determined, and changed, from time to time by resolution of the Board of Directors.

           Sec. 2. OTHER OFFICES. The corporation may have such other offices or places of business at such other places within or without the State of New York as the Board of Directors from time to time may determine, or the business of the corporation may require.


                            ARTICLE X

                           FISCAL YEAR

           Sec. 1. FISCAL YEAR. Unless otherwise fixed by resolution of the Board of Directors, the fiscal year of the corporation shall begin on the 1st day of January and end on the last day of December.


ARTICLE XI

                     INSPECTORS OF ELECTION

           Sec. 1. APPOINTMENT. The Board of Directors, prior to the annual meeting of shareholders in each year, shall appoint one or more inspectors of election to act at such annual meeting and at all other meetings of shareholders held during the ensuing year.
In the event of the failure of the Board to make any such appointments, or if any inspector of election shall for any reason fail to attend and act at such meeting, an inspector of election or inspectors of election, as the case may be, may be appointed by the chairman of the meeting at which such inspectors are to act.


                           ARTICLE XII

                           AMENDMENTS

           Sec. 1.  BY SHAREHOLDERS.  These By-Laws may be
amended, repealed or adopted by the affirmative vote of the holders of a majority of the shares at the time entitled to vote for the election of directors, at any meeting for which the notice of meeting specifies such amendments, alterations, changes or action
proposed to be taken with regard to these By-Laws.   When so
provided in the Certificate of Incorporation, or these By-Laws, the affirmative vote required to effect any such action shall be such vote, greater or lesser than a majority, as may be so provided.

The provisions set forth in Article I - Sections 2 and 6 of these By-Laws may not be altered, amended or repealed in any respect unless such alteration, amendment or repeal is approved by an affirmative vote of holders of not less than 80 percent of the outstanding shares of the corporation entitled to vote thereon.

           Sec. 2. BY DIRECTORS. These By-Laws may also be amended, repealed or adopted at any regular or special meeting of the Board of Directors, by the affirmative vote of a majority of the entire Board. If any By-Law regulating an impending election of directors is amended, repealed or adopted by the Board, there shall be set forth in the notice of the next meeting of shareholders for the election of directors, the By-Law so amended, repealed or adopted, together with a concise statement of the changes made. Any By-Law amended, repealed or adopted by the Board may be amended or repealed by the shareholders at any annual meeting, or at any special meeting called for that purpose, by the affirmative vote of the holders of a majority of the shares at the time entitled to vote for the election of directors.


                          ARTICLE XIII

INDEMNIFICATION

           Sec. 1. INDEMNIFICATION. To the extent permitted by law:

               (a) The corporation shall indemnify any person made a party to any action or proceeding by or in the right of the corporation to procure a judgment in its favor, by reason of the fact that he, his testator or intestate, is or was a director or officer or employee of the corporation, against the reasonable expenses, including attorneys' fees, actually and necessarily incurred by him in connection with the defense of such action or proceeding, or in connection with any appeal therein, except in relation to matters as to which such person is adjudged to have breached his duty to the corporation; and

               (b) The corporation shall indemnify any person made, or threatened to be made, a party to any action or proceeding other than one by or in the right of the corporation to procure a judgment in its favor, whether civil or criminal, including an action by or in the right of any other corporation of any kind or type, domestic or foreign, which any director or officer or employee of the corporation served in any capacity at the request of the corporation, by reason of the fact that he, his testator or intestate, was a director or officer or employee of the corporation, or served such other corporation in any capacity, against judgments, fines, amounts paid in settlement and reasonable expenses, including attorneys' fees, actually and necessarily incurred as a result of such action or proceeding, or any appeal therein, if such person acted in the best interest of the corporation, and in criminal actions or proceedings, in addition had no reasonable cause to believe that his conduct was unlawful.

                           EXHIBIT 11


                COMPUTATION OF PER SHARE EARNINGS

                                   (in thousands, except for
                                        per share data)

                                   1996      1995      1994


Primary
 Average shares outstanding        4,835     4,789     4,966
 Net effect of dilutive stock
  options based on the treasury
  stock method using average
  market price                       367       --        --
                                   _____     _____     _____
 Total                             5,202     4,789     4,966
                                   =====     =====     =====
Net income                        $2,657    $1,760    $1,306
                                  ======    ======    ======
Per share amount                  $ 0.51    $ 0.37    $ 0.26
                                  ======    ======    ======

Fully Diluted
 Average shares outstanding        4,835     4,789     4,966
 Net effect of dilutive stock
  options based on the treasury
  stock method using year-end
  market price                       402       314      --
                                   _____     _____     _____
 Total                             5,237     5,103     4,966
                                   =====     =====     =====
Net income                        $2,657    $1,760    $1,306
                                  ======    ======    ======
Per share amount                  $ 0.51    $ 0.34    $ 0.26
                                  ======    ======    ======

                           EXHIBIT 13

                  ANNUAL REPORT TO SHAREHOLDERS

Corporate Profile

A Brief Description of Astronics Corporation

General

Astronics Corporation was incorporated in 1968.  The Company's
Common Stock is traded on the Nasdaq National Market tier of The
Nasdaq Stock Market under the symbol:  ATRO.

The diversified nature of the Company's two segments are the result of the acquisition of several businesses since 1971. Astronics' strategy is to act as a holding company, overseeing its diversified operations. Astronics wants its businesses to be either the leader or the dominant regional provider in the industries in which they compete.

The corporate operational structure is decentralized such that its various subsidiaries are relatively self-sufficient and run their own operations.


Electronic Systems

The Electronic Systems segment is involved in the design, manufacture, and marketing of advanced technology products. Major applications include specialized lighting systems and ruggedized electro-mechanical assemblies. Proprietary design and manufacturing techniques are basic to the segment's operations.
Astronics owns critical patents covering the technologies.

Customers are typically well-known companies in the automotive, aerospace, air transport, defense, and electronics industries. Products include aircraft cockpit lighting systems, aircraft escape path lighting systems, military aircraft formation lights, ruggedized keyboards for use in harsh environments, and electro-luminescent lighting systems for a variety of display and backlighting applications.

Success in this segment depends upon technical product innovation, customer support, responsiveness, and cost management. Astronics continues to invest in developing the tools critical to competing in today's worldwide markets.

The segment operates facilities in East Aurora, NY, and Lebanon, NH, with a sales and engineering office in Belgium. Approximately 30 percent of the segment's sales are defense-related, and 25 percent comes from foreign customers. The Electronic Systems segment generates approximately 50 percent of Astronics' revenue.

Specialty Packaging

The Specialty Packaging segment is predominantly a direct marketing provider of proprietary designs of paperboard and paper products.
The Company develops its own designs and owns the tooling technology.

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

This segment operates facilities in Western New York.  The
Specialty Packaging segment is approximately 50 percent of Astronics' revenues, none of which are defense related.

Financial Highlights

Selected Historical Financial Data
(Dollars in thousands, except per share data)

                              Income                                       BookStock Market
                    Net       (Loss)                                       Value   Price
                    Income    Per                   Dividends              Per____________
Year     Net Sales  (Loss)    Share     Dividends   Per Share    Equity    ShareHigh     Low
____________________________________________________________________________________________________
1987     $17,530         $   94*   $.01*       $233         $.05      $8,426$1.73$4.38$1.74

1988      21,883             20     .00         265          .06       8,123 1.67 2.90 1.86

1989      22,145         (1,996)   (.41)        ---          ---       6,127 1.26 3.00  .80

1990      23,564            376     .08         ---          ---       6,440 1.34 1.70  .60

1991      25,540          1,248     .26         ---          ---       7,770 1.57 2.60  .80

1992      23,740            316**   .06**       ---          ---       8,174 1.64 3.30 1.50

1993      23,957          1,188***  .24***       41          .01       9,414 1.86 2.60 1.60

1994      24,944          1,306     .26         ---          ---      10,334 2.13 2.50 1.50

1995      28,536          1,760     .37         ---          ---      11,726 2.46 3.10 1.60

1996      38,371          2,657     .51         ---          ---      14,842 2.99 5.75 2.80
____________________________________________________________________________________________________


  * Includes cumulative effect of a change in accounting principle of $423 ($.09 per share)
 ** Includes cumulative effect of a change in accounting principle of $140 ($.03 per share)
*** Includes extraordinary expense item net of income taxes of $307 ($.06 per share)


Message To Shareholders


To our shareholders,

The year 1996 was our strongest ever with sales, earnings, return on equity, cash flow and the stock price all increasing significantly.

Sales were up 34 percent, earnings were up 51 percent, return on beginning equity rose to 23 percent, cash flow from operations increased 44 percent, and the stock price almost doubled.

This progress reflects operational gains although the year benefited from a major acquisition for the Electronic Systems segment that was completed in November of 1995.

In October of 1996, the Rodgard Division, a small business unit in the Electronics segment, was sold. This allows for a clearer focus on the long term opportunities for growth.

We ended the year with a strong backlog and a growing business base. The electronics business continues to expand in its product opportunities and now maintains dominant market positions within a number of areas.

The Specialty Packaging segment also had a strong year and is growing at more than double the pace of its industry. This product area continues to expand as the business is repositioned increasingly on a direct marketing basis with high quality products and unusual order response time capabilities.

Over the last year we have engaged in the process of ISO 9001 registration for most of our business units. We anticipate completing this during mid year in the Specialty Packaging segment and in one of the Electronic Systems segment locations in 1998. ISO, a quality process, is increasingly important to our business initiatives as we expand to more diverse markets, both domestically and internationally.

Earnings for the year were $.51 vs. $.37 for 1995. The strong earnings boosted the return on shareholders' equity to 23 percent from 17 percent in 1995 and 14 percent in the two prior years.

Cash flow in 1996 increased to record levels, reflecting increased earnings and reductions in receivables and inventories, amounted to over $8,000,000 for the year and enabled the company to invest $4,000,000 in processes and equipment and also retire approximately $6,000,000 of debt. At year end, debt was reduced to less than 27 percent of capitalization.

As we look into 1997, we continue to have high confidence levels for the future. As I said in last year's annual report, "we are positioning our strategies to maximize our vision of the future, and are continually striving to focus on strengthening our core competencies that give us our competitive advantages: long term customers, an increasingly global initiative, technology, unmatched physical assets, financial strength, and human resources. Our significant level of investment in the business is one of the important processes that enables us to maintain and accelerate this broad initiative."

The new year looks to be healthy although competitive for us. We are prepared to meet our opportunities and we foresee more growth and increasing earnings, although at a more modest rate. This should result in a solid year.




Kevin T. Keane
President and Chief Executive Officer
Buffalo, New York
January 16, 1997

Consolidated Statement of Income
(in thousands, except per share amounts)

                                   Year ended December 31,

                              1996           1995           1994
                              ----           ----           ----

Net Sales                     $38,371      $28,536        $24,944

Cost and Expenses

   Cost of products sold       27,333       19,970         17,531

   Selling, general and
       administrative expenses  7,959        5,148          4,898

   Interest expense, net of
       interest income of
       $23, $102 and $141         813          479            527

   Gain on sale of assets      (1,757)           -              -
                              _______      _______        _______
                               34,348       25,597         22,956
                              _______      _______        _______

Income before taxes             4,023        2,939          1,988


Provision for income taxes      1,366        1,179            682
                              _______      _______        _______

Net Income                    $ 2,657      $ 1,760        $ 1,306
                              =======      =======        =======


Earnings per Share

   Earnings per Share         $   .51      $   .37        $   .26
                              =======      =======        =======

   Fully dilutive             $   .51      $   .34        $   .26
                              =======      =======        =======




See notes to financial statements.

Consolidated Balance Sheet
(in thousands)


Assets                                  December 31,

                                        1996           1995
                                        ____           ____

Current Assets

   Cash and cash equivalents            $ 1,130        $   772

   Accounts receivable, net of
       allowance for doubtful accounts
       of $404 in 1996 and $359 in 1995  3,688           4,874

   Inventories                            4,862          6,300

   Prepaid expenses                         578            646
                                        -------        -------
       Total Current Assets              10,258         12,592


Property, Plant and Equipment, at cost

   Land                                     326            330

   Buildings                              9,017          8,189

   Machinery and equipment               19,833         20,269

   Furniture and fixtures                 1,693          1,699

   Electronic equipment                     684            494

   Leasehold improvements                   161            153
                                        -------        -------
                                         31,714         31,134
   Less accumulated depreciation
       and amortization                  14,072         14,858
                                        -------        -------
   Net Property, Plant and Equipment     17,642         16,276



Other Assets                              1,965          1,947
                                        -------        -------
                                        $29,865        $30,815
                                        =======        =======

See notes to financial statements.

Liabilities and Shareholders' Equity              December 31,
                                             1996           1995
                                             ----           ----
Current Liabilities

   Current maturities of long-term
       liabilities                           $ 2,246      $ 2,266

   Accounts payable                            2,463        2,524

   Accrued expenses                            1,757        1,449

   Income taxes                                  937          252
                                             -------       ------
       Total Current Liabilities               7,403        6,491

Long-Term Debt                                 3,798        9,713

Long-Term Obligations Under Capital Leases     1,600        2,010

Deferred Income Taxes                            545          875

Supplemental Retirement Obligations            1,677            -



Shareholders' Equity

   Common Stock, $.01 par value
       Authorized 10,000,000 shares, issued
       4,519,219 in 1996; 3,301,751 in 1995       45           33

   Class B Stock, $.01 par value
       Authorized 5,000,000 shares, issued
       749,161 in 1996; 814,908 in 1995            7            8

   Additional paid-in capital                  2,297        2,046

   Retained earnings                          13,089       10,447
                                             -------      -------
                                              15,438       12,534

   Less shares in Treasury, at cost              596          808
                                             -------      -------
       Total Shareholders' Equity             14,842       11,726
                                             -------      -------
                                             $29,865      $30,815
                                             =======      =======

Consolidated Statement of Cash Flows
(in thousands)
                                              Year ended December 31,
                                             1996       1995      1994
                                             ----       ----      ----
Cash Flows from Operating Activities
   Net income                                $2,657    $1,760    $1,306
   Adjustments to reconcile net income
       to net cashprovided by operating
       activities:
       Depreciation and amortization          2,631     2,575     2,541
       Provision for doubtful accounts           45        (8)      172
       Gain on sale of assets                (1,757)      (50)     (320)
       Provision for deferred taxes            (330)     (300)     (196)
       Cash flows from changes in operating
         assets and liabilities, net of the
         effect of acquired or sold business:
         Accounts receivable                  1,141       169      (616)
         Inventories                          1,354       565       709
         Prepaid expenses                        68        51      (428)
         Accounts payable                       (61)      615       312
         Accrued expenses                       308       235      (116)
         Income taxes                           685        10        65
         Supplemental retirement obligations  1,339         -         -
                                             ------     -----     -----
Net Cash provided by Operating Activities     8,080     5,622     3,429
                                             ------     -----     -----
Cash Flows from Investing Activities
   Proceeds from sale of assets                 219        60       564
   Change in other assets                      (281)     (429)      (11)
   Capital expenditures                      (4,025)   (6,101)   (1,588)
   Net payment for assets of company acquired     -    (6,292)        -
   Proceeds from sale of division             2,250         -         -
                                             ------    ------    ------
Net Cash used by Investing Activities        (1,837)  (12,762)   (1,035)
                                             ------    ------     -----
Cash Flows from Financing Activities
   New long-term debt                             -     6,990         -
   Principal payments on long-term debt and
       capital lease obligations             (6,345)   (2,230)   (1,984)
   Proceeds from issuance of stock              464       193        93
   Fractional shares paid on stock
       distribution                              (4)        -         -
   Purchase of stock for treasury                 -      (561)     (479)
                                             ------    ------    ------
Net Cash provided (used) by
   Financing Activities                      (5,885)    4,392    (2,370)
Net increase (decrease) in cash and          ------    ------    ------
   cash equivalents                             358    (2,748)       24
Cash and Cash Equivalents at
   Beginning of Year                            772     3,520     3,496
                                             ------    ------    ------
Cash and Cash Equivalents at End of Year     $1,130    $  772    $3,520
                                             ======    ======    ======
Disclosure of Cash Payments for:
   Interest                                  $  869    $  551    $  677
   Income taxes                               1,017     1,468       819

See notes to financial statements

Consolidated Statement of Shareholders' Equity
(dollars and shares in thousands)

                              Common Stock     Class B Stock      Treasury
                              ------------     -------------        Stock
                              Shares    Par    Shares  Par     -------------    Paid-In     Retained
                              Issued    Value  Issued  Value   Shares   Cost    Capital     Earnings
                              ------    -----  ------  -----   ------   ----    -------     --------
Balance at December 31, 1993  3,188     $32     894     $9        39     $64    $2,056       $7,381
Net Income for 1994                                                                           1,306
Treasury Stock Sold                                              (46)    (81)       12
Treasury Stock Purchased                                         194     479
Class B Stock converted
  to Common Stock                44       -     (44)     -
                              -----            -----            ----    ----    ------       ------
Balance at December 31, 1994  3,232      32     850      9       187     462     2,068        8,687
Net Income for 1995                                                                           1,760
Treasury Stock Sold                                              (82)   (215)      (76)
Treasury Stock Purchased                                         197     561
Exercise of Stock Options        35                                                 54
Class B Stock converted to
  Common Stock                   35       1     (35)    (1)
                              -----     ----   -----   -----     ----   ----    ------       ------
Balance at December 31, 1995  3,302      33     815      8       302     808     2,046       10,447
Net Income for 1996                                                                           2,657
Stock Distribution            1,040      10                       75                            (15)
Treasury Stock Sold                                              (79)   (212)      (41)
Exercise of Stock Options        98       1      13      -                         292
Class B Stock converted to
  Common Stock                   79       1     (79)    (1)
                              -----     ----   -----   -----     ----   ----    ------      -------
Balance at December 31, 1996  4,519     $45     749     $7       298    $596    $2,297      $13,089
                              =====     ====   =====   =====     ====   ====    ======      =======



See notes to financial statements.

Notes to Financial Statements

Note 1
Summary of Significant Accounting Principles and Practices

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Revenue Recognition. Revenue is recognized on the accrual basis, i.e., at the time of shipment of goods. There are no significant contracts allowing for right of return. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.

Inventories. Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories at December 31 are as follows:
                                        (in thousands)
                                    1996                1995
                                    ----                ----
          Finished goods           $1,826              $2,454
          Work in process             744               1,081
          Raw material              2,292               2,765
                                   ------              ------
                                   $4,862              $6,300
                                   ======              ======

Property, Plant and Equipment. Depreciation of property, plant and equipment is computed on the straight-line method for financial reporting purposes and on accelerated methods for income tax purposes. Estimated useful lives of the assets are as follows: buildings, 13-40 years; machinery and equipment, 3-13 years; furniture and fixtures, 4-13 years; and electronic equipment, 4 years. Leasehold improvements are amortized over the terms of the lease or the lives of the assets, whichever is shorter.

The cost of properties sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the accounts, and the resulting gain or loss, as well as maintenance and repair expenses, are reflected in income. Renewals and betterments are capitalized.

Goodwill. Included in other assets, the excess of purchase price over the fair value of net tangible assets acquired, net of accumulated amortization, amounted to $1,149,000 and $1,200,000 at December 31, 1996 and 1995, respectively. Accumulated amortization amounted to $268,000 and $217,000 at December 31, 1996 and 1995,
respectively. These assets are amortized over 15-40 years on a straight-line basis, starting in the year of acquisition.

Income Taxes. The Company files a consolidated federal income tax return. Deferred taxes are computed under Statement of Financial
Accounting Standards No. 109, "Accounting for Income taxes."

Deferred Thrift and Profit Sharing Plan. The Company has a trusteed Deferred Thrift and Profit Sharing Plan for the benefit of its eligible full-time employees.

Earnings Per Share. Earnings per share computations are based upon the weighted average number of shares outstanding, including unexercised stock options, of 5,201,593 in 1996, 4,789,158 in 1995, and 4,965,514 in 1994.

Cash Equivalents. The Company considers all highly-liquid investments in debt securities with original maturities of three months or less as cash equivalents.

Class B Stock. Class B Stock is identical to Common Stock, except Class B Stock has ten votes per share, is automatically converted to Common Stock when sold or traded, and cannot receive dividends unless an equal or greater amount is declared on Common Stock.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


Note 2

Acquisition. On November 29, 1995, Astronics Corporation acquired for $6,292,000 the assets and business devoted to the electroluminescent lighting business of Loctite Luminescent
Systems, Inc. of Lebanon, New Hampshire.

The acquisition has been accounted for as a purchase, and the purchase price has been allocated to the tangible assets acquired in proportion to their estimated fair value at the acquisition date. The excess of the purchase price over the fair market value of net assets has been recorded as goodwill. The results of operation have been included in the consolidated statement of operations and retained earnings from the date of acquisition.


Note 3

Notes payable. The Company has an unsecured revolving line of credit of $11,000,000, which provides for interest at bank prime or LIBOR plus 125 basis points. The line is available for three years and automatically converts into a four year term loan at not more than $9,000,000. At December 31, 1996 and 1995, $2,700,000 and
$6,778,000, respectively, was outstanding.

Note 4

Long-Term Debt.  Long-term debt consists of the following:

                                            (in thousands)
                                        1996             1995
                                        ----             ----
     Mortgage payable in
       installments through 2003
       with interest at 11.00%          $   43         $    47

     Term loan payable in
       installments through 1998
       with interest at 6.96%            2,550           4,350

     Revolver loan with interest
       at LIBOR plus 125 basis points    2,700           6,778

     Urban Development Action Grant
       financing payable in monthly
       installments through 2006,
       with interest at 3%                 342             374
                                        ------          ------
                                         5,635          11,549
     Less current maturities             1,837           1,836
                                        ------          ------
                                        $3,798          $9,713
                                        ======          ======

The mortgage payable and grant are secured by certain property, plant and equipment. The unsecured term loan, among other requirements, imposes certain covenants with which the Company must maintain compliance.

Estimated principal maturities of long-term debt over the next five years are as follows: $1,837,000; $789,000; $715,000; $717,000, and $719,000.


Note 5

Long-Term Obligations Under Capital Leases. The County of Erie, State of New York, has issued Industrial Revenue Development Bonds in connection with the acquisition of certain land, production facilities and equipment. These bear interest at various floating rates, either seven to ten percent, or 75 percent of the bank's prime rate. The Company also leases certain other equipment under capital leases with interest rates between six and ten percent.

The following is a schedule by years of future minimum lease payments under the capital leases, together with the present value of the net minimum lease payments as of December 31, 1996:

                                           (in thousands)
                                                       Capital
                                        Period          Lease
                                        ------         -------
                                         1997          $  551
                                         1998             520
                                         1999             492
                                         2000             429
                                         2001             177
                                    2002-2004             319
                                                       ------
     Net minimum lease payments                         2,488
     Amounts representing interest                        479
                                                       ------
     Present value of net
       minimum lease payments                          $2,009
                                                       ======

Amounts related to the capital leases included in the Balance Sheet are summarized as follows:


                                           (in thousands)
                                         1996           1995
                                         ----           ----
     Property, Plant and Equipment
       Land                             $  125         $  125
       Buildings                         2,592          2,592
       Machinery and Equipment           2,438          2,438
       Electronic Equipment                140            140
                                        ------         ------
                                         5,295          5,295

     Less accumulated depreciation       3,863          3,702
                                        ------         ------
                                        $1,432         $1,593
                                        ======         ======

     Debt:
       Current                          $  409         $  430
       Long-term                         1,600          2,010
                                        ------         ------
                                        $2,009         $2,440
                                        ======         ======

The Company subleases a portion of these facilities from which they anticipate future total minimum rentals of $468,000.

Note 6

Stock Option and Purchase Plans. In October 1995, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation", which is effective for the Company's 1996 fiscal year. The statement encourages but does not require financial reporting to reflect compensation expense for grants of stock, stock options and other equity instruments to employees based on the fair market value of the underlying stock. The Company intends to continue using the measurement prescribed by APB Opinion No. 25 which does not recognize compensation expense if the exercise price of the stock option equals the market price of the underlying stock on the date of grant. SFAS 123 requires companies that chose not to adopt the new fair value accounting rules to disclose proforma net income and earnings per share under the new method. If the accounting provisions of the new statement had been adopted at the beginning of 1995, the net effect on the 1995 and 1996 earnings would have been immaterial. Depending on the future use of stock options, the impact of the accounting provisions in future years may become material and would be disclosed at that time.

The Company established the 1982 and 1992 Incentive Stock Option Plans for the purpose of attracting and retaining executive officers and key employees, and to align management's interest with those of the shareholders. Generally, the options must be exercised within ten years from the grant date and, under the 1992 Plan, the options vest ratably over a five year period. The exercise price for the options is equal to the fair market value at the date of grant. The Company had options outstanding for 193,750 shares and 198,750 under the 1982 and 1992 Plans, respectively. At December 31, 1996 options available for future issuance under the 1992 Plan are 109,250 shares.

The Company established the 1984 and the 1993 Directors Stock Option Plan for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors, and to align their interest with those of the shareholders. The options must be exercised within ten years from the grant date. The exercise price for the option is equal to the fair market value at the date of grant. The Company had options outstanding for 96,983 shares and 45,000 under the 1984 and 1993 Plans, respectively. At December 31, 1996 options available for future issuance under the 1993 Plan are 17,500 shares.

The Company established the Employee Stock Purchase Plan to encourage employees to invest in the Company. Each option is for one year, but may be canceled by the employee at any time during that year. The purchase price of the option is 85 percent of the market price on the date of grant. The employee pays for the option through a weekly payroll deduction. At December 31, 1996 employees had outstanding options to purchase 42,750 shares at $4.39 per share on September 30, 1997.

                                1996                1995
                                   Weighted             Weighted
                                    average              average
                                   exercised            exercised
                         Options     price     Options    price*

Outstanding at the
 beginning of the year   540,849     $2.33     612,719    $2.05
Options granted           95,714     $4.71     133,500    $2.93
Stock distribution       129,247     $(.47)          -        -
Options exercised       (175,582)    $1.55    (131,045)   $1.58
Options expired          (12,995)    $2.61     (74,325)   $2.41
Outstanding at the
 end of the year         577,233     $2.07     540,849    $2.33
                         =======               =======

Exercisable at
 December 31             413,487     $1.66     374,849    $2.20
                         =======               =======

Exercise prices for options outstanding as of December 31, 1996 range from $1.05 to $5.36. The weighted average remaining contractual life of these options is 4.8 years.

*1995 does not reflect restatement for the September 30, 1996 stock distribution.

Note 7

Income Taxes   The provision for income taxes consists of the
following:

                                        (in thousands)
                                    1996      1995      1994
                                    ----      ----      ----
     Currently payable
       Federal                     $1,614    $1,412    $  803
       State                           82        67        75
     Deferred to future years        (330)     (300)     (196)
                                   ------    ------    ------
                                   $1,366    $1,179    $  682
                                   ======    ======    ======

The effective tax rates of 34.0% in 1996, 40.1% in 1995, and 34.3% in 1994, which differ from the statutory federal income tax, are a result of the following:

                                    1996      1995      1994
                                    ----      ----      ----
     Statutory federal income
       tax rate                    34.0%     34.0%     34.0%
     Tax exempt items, net           .6%       .6%       .9%
     State income tax, net of
       federal income tax benefit   1.8%      1.5%      2.5%
     Other                         (2.4%)     4.0%     (3.1%)
                                   -----     ------    -----
                                   34.0%     40.1%     34.3%
                                   =====     ======    =====

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1996 are as follows:

                                        (in thousands)
                                   Total     Federal   State
                                   -----     -------   -----
     Long-term deferred tax
       liabilities:
       Tax depreciation over book
         depreciation              $1,730    $1,493     $  237
                                   ------    ------     ------
         Net long-term deferred tax
           liability                1,730     1,493        237
                                   ------    ------     ------
     Long-term deferred assets:
       State net operating loss
         carryforwards                118        --        118
       State investment tax credit
         carryforwards                800        --        800
       Other-net                    1,067       948        119
                                   ------    ------     ------
         Total long-term deferred
           tax assets               1,985       948      1,037
       Valuation allowance for
         deferred tax assets
         related to state net
         operating losses and
         investment tax credit
         carryforward ($687
         in 1995)                    (800)       --       (800)
                                   ------    ------     ------
       Net long-term deferred
         tax asset                  1,185       948        237
                                   ------    ------     ------
         Net long-term deferred
           tax liability           $  545    $  545     $   --
                                   ======    ======     ======

At December 31, 1996, the Company had state net operating loss carryforwards of $2,185,000 for income tax purposes expiring through 2010 and state investment tax credit carryforwards of $800,000 expiring through 2006. The state carryforwards are subject to separate tax return limitations.

Note 8

Deferred Thrift and Profit Sharing Plan and Supplement Retirement Obligations The Company has a trusteed Deferred Thrift and Profit Sharing Plan for the benefit of its eligible full-time employees. The profit sharing plan provides for annual contributions based on percentages of pre-tax income. In addition, employees may contribute up to ten percent of their salary to the thrift plan. The plan may be amended or terminated at any time. Total charges to income for the plan were $548,000, $438,000, and $419,000, in 1996, 1995, and 1994,
respectively. In 1996 the Company formalized a Supplement Retirement Benefit for senior officers. The obligations are unfunded with payment to senior officers over a ten year period after retirement.

Note 9

Stock Distribution On September 30, 1996, the Company made a 25 percent stock distribution. A total of 1,040,358 additional shares were issued. All shares were new shares and historical per share information has been restated to reflect this distribution.

Note 10

Accrued Expenses   Accrued expenses consist of the following:
                                          (in thousands)
                                          1996       1995
     Accrued payroll and employee         ----       ----
       benefits                         $   590    $   499
     Accrued profit sharing                 616        481
     Other accrued liabilities              551        469
                                        -------    -------
                                        $ 1,757    $ 1,449
                                        =======    =======

Note 11

Selected Quarterly Financial Information
(unaudited) (in thousands, except per share data)

                                                    Quarter ended
                                                    -------------
                       Dec. 31,  Sept. 28,  June 29,  Mar. 30, Dec. 31, Sept. 30,  July 1,  Apr. 1,
                         1996      1996       1996      1996     1995     1995      1995     1995
                         ----      ----       ----      ----     ----     ----      ----     ----
Net Sales              $10,024   $9,095     $9,683   $9,569   $8,820    $6,266    $6,224    $7,226
                       ======    ======     ======   ======   ======    ======    ======    ======
Gross Profit           $3,118    $2,551     $2,648   $2,721   $2,641    $1,890    $1,890    $2,145
                       ======    ======     ======   ======   ======    ======    ======    ======
Income before tax      $1,891    $1,043     $  551   $  538   $1,406    $  740    $  275    $  518
                       ======    ======     ======   ======   ======    ======    ======    ======
Net Income             $1,236    $  678     $  377   $  366   $  845    $  467    $  172    $  276
                       ======    ======     ======   ======   ======    ======    ======    ======
Net income per share   $  .24    $  .13     $  .07   $  .07   $  .18    $  .10    $  .03    $  .06
                       ======    ======     ======   ======   ======    ======    ======    ======

Note 12

Supplemental Cash Flow Information   During the year ended
December 31, 1996, the Company sold substantially all the assets of the Rodgard Division. During the year ended December 31, 1995, the Company purchased substantially all the assets of Loctite Luminescent Systems, Inc. These transactions resulted in non-cash increases in the following accounts:

                                            (in thousands)
                                            1996     1995
                                            ----     ----
          Accounts receivable                 -     $2,093
          Inventories                       (84)     2,680
          Prepaid expenses                    -         38
          Other assets                        -        498
          Property, plant and equipment       -      1,299
          Accounts payable                    -       (310)
          Accrued expenses                              (6)
          Supplemental retirement benefit  (338)         -


Note 13

Operations in Different Industries   The Company operates in two
areas: Electronic Systems and Specialty Packaging. The Electronics Systems segment is involved in the design, manufacture, and marketing of advanced technology products. Major applications include specialized lighting systems and ruggedized electro-mechanical assemblies. Proprietary design and manufacturing techniques are basic to the segment's operations. Astronics owns critical patents covering the technologies. The Specialty Packaging segment manufactures and predominantly direct markets proprietary designs of paperboard and paper products. The Company develops its own designs and owns the tooling technology.

Corporate assets consist mainly of cash, cash equivalents and furniture and equipment.


(in thousands)


                                                     Income                            Depreciation
                                         Operating   Before               Capital          and
                                Sales     Profit     Taxes    Assets    Expenditures   Amortization
                                -----    ---------   ------   ------    ------------   ------------
1996: Electronic Systems       $19,718    $2,173              $ 8,077     $   254         $  799
      Specialty Packaging       18,653     3,258               20,295       3,761          1,753
          Operating Profit                          $ 5,431
          Interest Expense                             (813)
          Gain on sale
            of assets                                 1,757
          Corporate                                  (2,352)    1,493          10             79
                               -------    ------    -------   -------     -------         ------
                               $38,371    $5,431    $ 4,023   $29,865     $ 4,025         $2,631
                               =======    =======   =======   =======     =======         ======

1995: Electronic Systems       $11,530    $1,557              $12,082     $   234         $1,219
      Specialty Packaging       17,006     2,955               17,603       5,817          1,306
          Operating Profit                          $ 4,512
          Interest Expense                             (479)
          Corporate                                  (1,094)    1,130          50             50
                               -------    ------    -------   -------     -------         ------
                               $28,536    $4,512    $ 2,939   $30,815     $ 6,101         $2,575
                               =======    =======   =======   =======     =======         ======

1994: Electronic Systems       $ 9,126    $  901              $ 7,349     $   147         $  973
      Specialty Packaging       15,818     2,779               12,598       1,442          1,137
          Operating Profit                          $ 3,680
          Interest Expense                             (527)
          Corporate                                  (1,165)    3,840          (1)           431
                               -------    ------    -------   -------     -------         ------
                               $24,944    $3,680    $ 1,988   $23,787     $ 1,588         $2,541
                               =======    ======    =======   =======     =======         ======



Report of Independent Auditors

To the Shareholders and Board of Directors of Astronics
Corporation

We have audited the accompanying consolidated balance sheets of Astronics Corporation as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astronics Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

ERNST & YOUNG LLP



Buffalo, New York
January 16, 1997

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

               Kevin T. Keane           John M. Yessa
               President and            Vice President-Finance,
               Chief Executive          Treasurer and Chief
               Officer                  Financial Officer


Stock Price

The following table sets forth the range of closing prices for the Company's Common Stock, traded on the Nasdaq National Market tier of The Nasdaq Stock Market for each quarterly period during the last two years. The approximate number of shareholders of record as of February 25, 1997 was 976.

                         1996                1995
                         ----                ----
          First     $2.80 - $4.65       $1.60 - $2.30
          Second     3.70 -  5.60        2.00 -  2.60
          Third      4.40 -  5.60        2.35 -  2.65
          Fourth     4.63 -  5.75        2.35 -  3.10

Five-Year Comparison of Selected Financial Data

(in thousands, except per share data)

                               1996     1995     1994     1993     1992
                               ----     ----     ----     ----     ----
For the year:
  Sales                       $38,371  $28,536  $24,944  $23,957  $23,740
  Income before extraordinary
    item and change in
    accounting principle        2,657    1,760    1,306    1,495      456
  Net income                    2,657    1,760    1,306    1,188      316
  Per share:
    Income before extraordinary
      item and change in
      accounting principle        .51      .37      .26      .30      .10
    Net income                    .51      .37      .26      .24      .06
    Dividends                      --       --       --      .01       --
  Shares used in computation
    of earnings per share       5,224    4,789    4,966    5,002    4,932

At end of year:
  Total assets                $29,865  $30,815  $23,787  $24,786  $24,675
  Net investment in property,
   plant and equipment         17,642   16,276   11,177   11,744   10,254
  Working capital               2,855    6,101    6,035    6,377    9,353
  Long-term debt                3,798    9,713    4,771    6,627      516
  Long-term obligations under
   capital leases               1,600    2,010    2,228    2,624    2,997
  Subordinated debentures          --       --       --       --    8,755
  Shareholders' equity         14,842   11,726   10,334    9,414    8,174

Astronics Corporation


Management's Discussion and Analysis

Results of Operation:

The following table sets forth an income statement with percentage of net sales and the percentage increase (decrease) of such items as compared to the prior period.

                                   1996             1995            1994        Period to Period
                              ---------------------------------------------     1995-96  1994-95
(dollars in thousands)           $       %        $        %     $       %      -------  -------
Net sales
  Electronic Systems          $19,718   51.4   $11,530  40.4   $ 9,126   36.6   71.0%    26.3%
  Specialty Packaging          18,653   48.6    17,006  59.6    15,818   63.4    9.7%     7.5%
                              -------   ----   -------  ----   -------   ----
                               38,371  100.0    28,536 100.0    24,944  100.0   34.5%    14.4%

Cost of goods sold             27,333   71.2    19,970  70.0    17,531   70.3   36.9%    13.9%
Selling, general and
  administrative expenses       7,959   20.8     5,148  18.0     4,898   19.6   54.6%     5.1%
Gain on sale of assets        (1,757)   (4.6)        -     -         -      -  100.0%       -
                              -------   -----   ------  ----     -----   ----
                               4,836    12.6     3,418  12.0     2,515   10.0   41.5%    35.9%

Other deductions:
  Interest expense, net          813     2.1       479   1.7       527    2.1   69.7%    (9.1%)
                              ------    -----    -----  -----    ------  ----
  Income before taxes          4,023    10.5     2,939  10.3      1,988   8.0   36.9%    47.8%

Provision for taxes            1,366     3.6     1,179   4.1        682   2.7   15.9%    72.9%
                              ------    -----    -----  -----    ------  ----

  Net income                  $2,657     6.9    $1,760   6.2     $1,306   5.3   51.0%    34.8%
                              ======    ====    ======  ====     ======  ====

Introduction

Astronics Corporation operates in two business segments:
Electronic Systems and Specialty Packaging. The Company renamed its Specialty Packaging segment in recognition of the business shift from a regional custom folding box manufacturer to a direct marketing manufacturer of proprietary paperboard and paper products.

On October 30, 1996, effective September 30, 1996, Astronics
Corporation sold its Rodgard Division, a manufacturer of thick walled elastomeric products. Sales for nine months of 1996 totaled $1,494,000, sales for 1995 were $2,568,000 and sales for 1994 were
$1,345,000.

On November 29, 1995, the Company acquired the business and assets of Loctite Luminescent Systems, Inc., in Lebanon, NH. This business complements the electroluminescent business already performed by the Company's Electronics Systems segment. After the acquisition, the Company changed the name of its subsidiary, E-L FlexKey Technologies, Inc., to Luminescent Systems, Inc. and is maintaining operations in New Hampshire and New York. Previously, during the first quarter of 1994, two operating units of the Electronic Systems segment, E-L Products Company and Flex-Key Corporation, were merged into a new operating entity known as E-L FlexKey Technologies, Inc., with operations combined in the East Aurora, NY, facilities of E-L Products.

On September 30, 1996 the Company issued a 25 percent share distribution to shareholders of record. Per share data used in this discussion have been restated.


Sales

Astronics Corporation experienced sales growth of 34.5 percent in 1996 as consolidated sales set a new record. Sales for the fiscal year ended December 31, 1996 were $38,371,000, compared to $28,536,000, the previous record established in the year ended December 31, 1995. Sales in 1995 increased 14.4 percent over the sales for the year ended December 31, 1994, of $24,944,000. The sales in 1994 were 4.1 percent greater than those of the previous year.

Sales in the Electronics Systems segment increased 71.0 percent in 1996, mainly from the November 1995 acquisition. The segment increased its market share in avionics panels, and sold off the thick walled elastomeric products area. In 1996, sales were $19,718,000. In 1995, this segment's sales were $11,530,000, an increase of 26.3 percent for the year over 1994 sales of $9,126,000. Sales in 1994 and 1993 were nominally the same. Sales in this segment are primarily to the aerospace and defense electronics businesses. The November 1995 acquisition expanded penetration into the aerospace field with the addition of commercial aviation to the previously served general aviation market, as well as increasing global customers. The Company has experienced success in marketing its products for new aircraft being produced, both in the commercial and private aircraft markets. Several of these programs are in the developmental stages; thus their benefits in sales are in the future. Also, the Company is working on opportunities in systems integration in which its individual products currently compete. Pricing is normally through the bid process and based on customer specifications.
Sales made to the defense industry are not subject to renegotiation of profits clauses.

Sales in the Specialty Packaging segment increased by 9.7 percent to $18,653,000, compared to $17,006,000 in 1995. The 1995 sales increased 7.5 percent from 1994 sales of $15,818,000. In 1994, sales increased 6.9 percent. Sales in this segment are represented by the design and manufacture of specialized folding cartons and the specialty imprinting of boxes, napkins, invitations, etc.
Sales increases resulted from growth of market share within the market niche in which the company operates. The paper-board industry has excess capacity with only nominal tonnage growth in sales. Therefore, pricing is a major factor in obtaining new business and maintaining current business. As a result of the investments in technology, equipment and processes, this segment has been able to reduce costs to offset pricing pressures.
Contrary to the industry, this segment has increased tonnage and unit output in each of the years. Also, the Company has increased its geographical market through competitive pricing.


Expenses

The Company experienced a higher growth in cost of goods sold, 36.9 percent, than in the growth of sales, 34.5 percent. Cost of goods sold increased partially as a result of a major shift in product mix (Electronic Systems went from 40.4 percent of sales in 1995 to 51.4 percent in 1996), from the cost of integrating the November 1995 acquisition into the total Electronic Systems business, and the continued investment in processes in the Specialty Packaging segment. In 1995, cost of goods increased 13.9 percent and in 1994 they increased 8.0 percent. Material costs continued to decrease, but nominally in 1996. In 1996, material was 25.2 percent of sales, in 1995 it was 25.6 percent of sales, and in 1994 it was
28.2 percent of sales. Product mix changes, the reduction of production cycle times, and the improvement in material utilization have been the major factors in the change in material usage. The costs of raw materials, over the three year period, used in production have been relatively stable, with electronic components decreasing in costs. Employee costs increased in the last two years of Electronic Systems has grown in the percent of overall sales. Electronic Systems, being technical in nature, has a higher requirement for engineering and technical support, which increases the indirect labor content of costs. In 1996, employee costs were
26.4 percent of sales, compared to 23.4 percent of sales in 1995, compared to 23.1 percent of sales in 1994. Sales per employee increased each year. As part of the consolidation of the E-L Products and Flex-Key businesses in 1994, the company recorded transition costs of $446,000, or 1.8 percent of sales.

Rental costs increased in 1996 as the Lebanon, NH facility is leased. Conversely, depreciation costs, as a percent of sales, decreased as an offset to rental costs. While supply costs and depreciation increased in 1995 as a percent of sales, they decreased in 1996. Maintenance costs continued to increase in 1996 as the Company continued to make transitions in its equipment, technology and processes. Other costs were nominally the same in each year. In total, cost of goods sold was 71.2 percent of sales in 1996. 70.0 percent in 1995, and 70.3 percent in 1994. Gross profit was $11,038,000, or 28.8 percent of sales in 1996, $8,566,000, or 30.0 percent of sales in 1995, and $7,413,000 in
1994, or 29.7 percent of sales.

Selling, general and administrative costs increased 54.6 percent in 1996, compared to 1995 when these costs increased 5.1 percent, and compared to an increase of 9.3 percent in 1994. Two major changes occurred in the costs for 1996: the cost of the sales staffing structure for the Electronic Systems segment and the formalization of a Supplemental Retirement Program for senior officers. The sales staffing for Electronics Systems now includes direct sales personnel, both in the United States and Europe, compared to sales representatives used in the past. The formalization of the Supplemental Retirement Program is a one time charge of approximately $1,100,000. As a result of the above, employee costs were 13.4 percent of sales in 1996, 10.7 percent in 1995, and 10.6 percent in 1994. Professional services expenses decreased in both 1996 and 1995 as a percent of sales, after increasing in 1994. The Company increased its provision for doubtful accounts in each year as its policy to reserve uncollected receivables was tightened.
The current policy is for 100 percent reserving of all accounts over 120 days old as well as reserving accounts that are having financial difficulties. Marketing costs, including advertising, decreased as the company continues to refocus its method of reaching the market. Other expense areas were nominally the same as a percent of sales in each year.

In October, 1996, the Company sold its Rodgard Division for cash of $2,250,000. The Company retained the facility used by this Division, and is leasing it to the new owners of the business. The net gain on this transaction was $1,757,000. The Company also recorded as expense in the same period an additional contribution to the employees' Profit Sharing Plan, the write-down of inventory in the Electronic Systems segment, the additional reserves to bring receivables to 120 days or less, and the formalization of the Supplemental Retirement Program. The net effect of the gain and the recording of additional expenses is approximately $100,000 after taxes, or $.02 per share.

When the above expenses have been considered compared to the sales, we find income before other deductions of $4,836,000, or 12.6 percent of sales in 1996, $3,418,000, or 12.0 percent of sales in 1995, and $2,515,000, or 10.1 percent of sales in 1994.

Interest

Interest costs, net of interest earned on temporary investments, increased in 1996 to $813,000, or 2.1 percent of sales after decreasing in 1995 to $479,000, or 1.7 percent of sales. In 1994, net interest costs were $527,000, or 2.1 percent of sales. Income earned from temporary investments results from the excess funds the Company has to make overnight investments. These funds decreased in 1996 as the Company borrowed to finance the November, 1995, acquisition. In 1995, excess funds decreased as they were utilized in the capital expenditure program. The temporary investments earned $23,000 in 1996, $102,000 in 1995, and $141,000 in 1994.
Total interest expense was $836,000 in 1996, $581,000 in 1995, and $668,000 in 1994. In 1996, the Company reduced its long-term indebtedness by $6,345,000, of which $4,079,000 was in excess of scheduled indebtedness payments. The Company reduced its long-term obligations by $2,230,000 in 1995, and $1,984,000 in 1994. The
majority of the Company's indebtedness is at fixed rates or as a percentage of the bank's stated prime rate. The Company's revolving line of credit is priced at LIBOR plus 125 points, or the bank's stated prime rate.


Income Before Taxes

Income before taxes increased in 1996 to $4,023,000, or 10.5 percent of sales, compared to $2,939,000, or 10.3 percent of sales in 1995, and $1,988,000, or 8.0 percent of sales in 1994.


Taxes

The 1996 provision for taxes is $1,366,000, or 3.6 percent of sales compared to the 1995 provision for taxes of $1,179,000, or 4.1 percent of sales. In 1994, the provision was $682,000, or 2.7 percent of sales. The effective tax rate in 1996 was 34.0 percent compared to 40.1 percent in 1995 and 34.3 percent in 1994. The Company was able to utilize state tax carryforwards and other benefits to a greater extent in 1996 than in 1995. The Company's actual 1995 federal income tax liability was lower than originally estimated. At December 31, 1996, deferred income taxes decreased by $330,000, while in 1995 they decreased by $300,000, compared to a decrease of $196,000 in 1994, thus increasing the amount of taxes currently payable in each year. Based on regulations for depositing of tax estimates, the Company has a larger current tax liability at December 31, 1996 than at December 31, 1995.


Net Income

Net income for 1996 was $2,657,000, or $.51 per share, a new record for the Company. The previous record was established in 1995 when net income was $1,760,000, or $.37 per share. In 1994, the Company earned $1,306,000, or $.26 per share.

Liquidity

The Company's cash increased in 1996 to $1,130,000. In 1995, cash decreased by $2,748,000, compared to an increase of $24,000 in 1994. During this three year period, the Company invested $11,714,000 in property, plant and equipment, paid $6,292,000 for the assets of another business and reduced long-term indebtedness by $10,559,000. In 1995 and 1994 the Company purchased Treasury Stock totaling $1,040,000 in acquiring 391,000 shares of its stock. In 1995, the Company borrowed $6,990,000 which it used for the acquisition of the business and assets of Loctite Luminescent Systems, Inc. ($6,292,000) and general working capital needs.


Credit Line

The Company maintains an unsecured revolving line of credit of $11,000,000 at the bank's prime rate, or LIBOR plus 125 basis points. At the end of three years, up to $9,000,000 of this borrowing can be converted to a four year term loan. The Company believes its internal generation of cash and its ability to utilize the line of credit that is available ($8,300,000 at December 31, 1996) is adequate to finance its plans for continued investment in technology, processes and equipment, the reduction of indebtedness, and the purchase of Treasury Stock.


Dividend

The Company declared a $.01 per share dividend in December, 1993, and paid this in February, 1994. No dividend has been declared since that date. The Company believes that its current investment programs (investments in technology, processes and equipment, the reduction of debt, and the purchase of Treasury Stock) are important uses of cash and in the best long-term interest of its shareholders.


Backlog

The Company's backlog at December 31, 1996 was $10,106,000, compared to $8,953,000 at December 31, 1995, and compared to $6,700,000 at December 31, 1994. The Electronics System segment had $8,784,000 in backlog at December 31, 1996, $7,328,000 at
December 31, 1995, and $4,700,000 at December 31, 1994.  The
Specialty Packaging segment had backlog of $1,322,000 at December 31, 1996, $1,625,000 at December 31, 1995, and $2,000,000
at December 31, 1994. The Company is committed to two major efforts: on time delivery of products to our customers, and the reduction of the manufacturing cycle time after an order is received. These programs have enabled the Company to reduce its inventories and improve the delivery of products to its customers.

Commitments

The Company had capital investment commitments of approximately $2,000,000 outstanding at each year ended December 31, 1996, 1995 and 1994. Of these commitments, $1,600,000 were delivered and installed in January, 1996, and 1995. In March 1997, $1,600,000 is scheduled for delivery and installation. The Company also had normal outstanding purchase orders for raw materials and supplies necessary to carry on the business. The Company is not aware of any commitments in excess of today's market value nor in excess of quantities that will be used in normal production. The Company is not aware of any contingent liabilities not provided for in its financial statements.

Astronics Corporation

Directors and Officers of Astronics Corporation

CHARLES H. BIDDLECOM
  Vice President-Marketing, MOD-PAC CORP.

ROBERT T. BRADY
  Director, Astronics Corporation Chairman of the Board,
  President and Chief Executive Officer, Moog, Inc.

DONALD E. DERRICK
  Vice President, Luminescent Systems, Inc.

JOHN B. DRENNING
  Secretary, Director, Astronics Corporation, Partner in the law firm Phillips, Lytle, Hitchcock, Blaine & Huber

DONNA L. ECKMAN
  Vice President, Krepe-Kraft, Inc.

LEO T. ECKMAN
  President, Krepe-Kraft, Inc.

PETER J. GUNDERMANN
  President, Luminescent Systems, Inc.

DANIEL G. KEANE
  Vice President, MOD-PAC CORP.

KEVIN T. KEANE
  President and Chief Executive Officer,
  Director, Astronics Corporation

JAMES S. KRAMER
  Vice President, Luminescent Systems, Inc.

ROBERT J. McKENNA
  Director, Astronics Corporation Chairman of the Board,
  President and Chief Executive Officer,
  Acme Electric Corporation

JOHN M. YESSA
  Vice President-Finance and Treasurer,
  Chief Financial Officer, Director, Astronics Corporation


Transfer Agent and Registrar

American Stock Transfer and Trust Company
New York, New York


Attorneys

Phillips, Lytle, Hitchcock, Blaine & Huber
Buffalo, New York

Stock Exchange Listing

The Company's stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol ATRO.


Independent Accountants

Ernst & Young LLP
Buffalo, New York


Annual Meeting

April 18, 1997 - 10:00 A.M.
Orchard Park Country Club
S-4777 South Buffalo Street
Orchard Park, New York


Form 10-K Annual Report

The Company's Form 10-K Annual Report to the Securities and
Exchange Commission provides certain additional information and will be available in April. A copy of this report may be obtained upon request to Shareholder Relations, Astronics Corporation,
1801 Elmwood Avenue, Buffalo, NY 14207.


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


Press Releases

In an effort to provide efficient and cost-effective communications to our shareholders, we are mailing copies of all Press Releases directly to our shareholders of record on the day of the release. These Press Releases will carry appropriate financial data, when applicable. The Press Release dates for the 1997 quarterly results are:

     First Quarter       April 18, 1997
     Second Quarter      July 22, 1997
     Third Quarter       October 20, 1997
     Fourth Quarter      January 27, 1998

                           EXHIBIT 21


                   SUBSIDIARIES OF THE COMPANY

                      ASTRONICS CORPORATION

                 SUBSIDIARIES OF THE REGISTRANT


                                   Ownership   State of
Subsidiary                              Percentage
Incorporation


Krepe-Kraft, Inc.                     100%        New York

Luminescent Systems, Inc.             100%        New York

MOD-PAC CORP                          100%        New York

                           EXHIBIT 24


                 CONSENT OF INDEPENDENT AUDITORS

           Consent and Report of Independent Auditors



Board of Directors
Astronics Corporation



We consent to the incorporation by reference in this Annual Report (Form 10-K) of Astronics Corporation of our report dated January
16, 1997, included in the 1996 Annual Report to Shareholders of
Astronics Corporation.

Our audits also included the financial statement schedule of Astronics Corporation listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in Registration Statement (Form S-8 No. 2-93090) pertaining to the Employee Stock Purchase Plan of Astronics Corporation of our reports dated
January 16, 1997, with respect to the consolidated financial statements and schedule of Astronics Corporation incorporated by reference or included in the Annual Report (Form 10-K) for the year ended December 31, 1996.

We also consent to the incorporation by reference in Registration Statement (Form S-8 No. 33-65141) filed with the Securities and Exchange Commission for the registration of 732,132 shares of Astronics Corporation common stock of our reports dated January 16, 1997, with respect to the consolidated financial statements and schedule incorporated by reference or included in the Annual Report (Form 10-K) for the year ended December 31, 1996.



                                   ERNST & YOUNG LLP



Buffalo, New York
January 16, 1997