Form 10-Q
period 1997-03-29
ASTRONICS CORP
filed 1997-05-13
CIK 8063

SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549

                                 FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 29, 1997

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________

Commission file number 0-7087


                           ASTRONICS CORPORATION
----------------------------------------------------------------
          (Exact Name of Registrant as Specified in Its Charter)


          New York                                       16-0959303
----------------------------------------------------------------
(State or Other Jurisdiction of                   (I.R.S. Employer
 Incorporation or Organization)                   Identification No.)


1801 Elmwood Avenue, Buffalo, New York                        14207
----------------------------------------------------------------
(Address of Principal Executive Office)                   (Zip Code)


                               716-447-9013
----------------------------------------------------------------
           (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(g) of the Act:

         $.01 par value Common Stock, $.01 par value Class B Stock
----------------------------------------------------------------
                             (Title of Class)

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

As of March 29, 1997, 4,304,813 shares of $.01 par value common stock and 745,837 shares of $.01 par value Class B common stock were outstanding.

                      PART I - FINANCIAL INFORMATION


Item 1.        Financial Statements
               --------------------


                           ASTRONICS CORPORATION

                        Consolidated Balance Sheet
                              March 29, 1997
              With Comparative Figures for December 31, 1996


                                  ASSETS
                                  ------

                                        (Dollars in Thousands)
                                      March 29, 1997   December 31,
                                       (Unaudited)         1996
                                      --------------   ------------
Current Assets:
  Cash                                $   1,249        $   1,130
  Accounts receivable                     3,683            3,688
  Inventories:
    Finished goods                        1,891            1,826
    Work in process                         720              744
    Raw material                          2,096            2,292

  Prepaid expenses                          450              578
                                      ---------        ---------
    Total current assets                 10,089           10,258



Property, Plant and Equipment            31,873           31,714

  Less accumulated depreciation
    and amortization                     14,669           14,072
                                      ---------        ---------
      Net property, plant and
        equipment                        17,204           17,642

Other Assets                              1,933            1,965
                                      ---------        ---------
                                      $  29,226        $  29,865
                                      =========        =========



See notes to financial statements.

                           ASTRONICS CORPORATION

                        Consolidated Balance Sheet
                              March 29, 1997
              With Comparative Figures for December 31, 1996



                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------


                                             (Dollars in Thousands)
                                         March 29, 1997     December 31,
                                          (Unaudited)           1996
                                         --------------     ------------
Current Liabilities:
  Current maturities of long-term debt   $   2,246          $   2,246
  Accounts payable                           2,629              2,463
  Accrued expenses                           1,203              1,757
  Income taxes                                 377                937
                                         ---------          ---------

     Total current liabilities               6,455              7,403

Long-Term Debt                               3,389              3,798

Long-Term Obligations under
  Capital Leases                             1,499              1,600

Deferred Income Taxes                          595                545

Supplemental Retirement Obligations          1,714              1,677

Shareholders' Equity:
  Common stock, $.01 par value
    Authorized 10,000,000 shares, issued
    4,603,120 in 1997, 4,519,219 in 1996       46                  45

  Class B common stock, $.01 par value
    Authorized 5,000,000 shares, issued
    745,837 in 1997, 749,161 in 1996            7                   7

  Additional paid-in capital                2,445               2,297
  Retained earnings                        13,672              13,089
                                          -------             -------
                                           16,170              15,438

  Less shares in Treasury, at cost           (596)               (596)
                                          -------             -------
     Total shareholders' equity            15,574              14,842

                                          -------             -------
                                         $ 29,226            $ 29,865
                                         ========            ========

See notes to financial statements.

                           ASTRONICS CORPORATION

          Consolidated Statement of Income and Retained Earnings
                     Three Months Ended March 29, 1997
                     With Comparative Figures for 1996


                                            (Dollars in Thousands)
                                                 (Unaudited)
                                          1997               1996
                                          ----               ----
Net Sales                                $  9,625           $ 9,569

Costs and Expenses:
  Cost of products sold                     6,643             6,848
  Selling, general and administrative
    expenses                                1,873             1,952
  Interest expenses, net of interest
    earned of $11 in 1997 and $4 in 1996      109               231
                                         --------           -------
      Total costs and expenses              8,625             9,031
                                         --------           -------

Income before provision for
  taxes on income                          1,000                538

Provision for taxes on income                417                172
                                         -------            -------
Net Income                                   583                366

Retained Earnings:
  January 1                               13,089             10,447
                                         -------            -------
  March 29                               $13,672            $10,813
                                         =======            =======
Income per Common Share                  $   .11            $   .07
                                         =======            =======


See notes to financial statements.

                           ASTRONICS CORPORATION

                   Consolidated Statement of Cash Flows
                     Three Months Ended March 29, 1997
                     With Comparative Figures for 1996

                                            (Dollars in Thousands)
                                                 (Unaudited)
                                           1997               1996
                                           ----               ----
Cash Flows from Operating Activities:
  Net income                             $   583            $   366
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Depreciation and amortization            665                596
    Provision for doubtful accounts          (77)               141
    Provision for deferred taxes              50                 52
    Cash flows from changes in
      operating assets and liabilities:
      Accounts receivable                     82                242
      Inventories                            155               (137)
      Prepaid expenses                       128                434
      Accounts payable                       166                184
      Accrued expenses                      (554)              (330)
      Income taxes payable                  (560)               (22)
                                         -------            -------
  Net Cash provided (used) by
    Operating Activities:                $   638            $ 1,526
                                         -------            -------
Cash Flows from Investing Activities:
  Change in other assets                     (36)               (57)
  Capital expenditures                      (159)            (1,677)
                                         -------            -------
  Net Cash provided (used) by
    Investing Activities                 $  (195)           $(1,734)
                                         -------            -------
Cash Flows from Financing Activities:
  New long-term debt                         281                473
  Principal payments on long-term
    debt and capital lease obligations      (760)              (565)
  Proceeds from issuance of stock            149                 45
                                         -------            -------
  Net Cash provided (used) by
    Financing Activities                 $  (324)           $   (47)
                                         -------            -------
Net increase (decrease) in Cash
  and Cash Equivalents                       119               (255)

Cash and Cash Equivalents at
  Beginning of Year                        1,130                772
                                         -------            -------
Cash and Cash Equivalents at March 29    $ 1,249            $   517
                                         =======            =======
Disclosure of cash payments for:
  Interest                               $   129            $   237
  Income taxes                               926                141

See notes to financial statements.

                      ASTRONICS CORPORATION

                  Notes to Financial Statements

                         March 29, 1997



1) The interim financial statements are unaudited, but, in the opinion of management, reflect all adjustments necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report for the year ended December 31, 1996.

                      ASTRONICS CORPORATION


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

The following table sets forth as a percent of net sales certain items reflected in the financial data and the percentage increase
(decrease) of such items as compared to the prior period.

                          Percent of Net Sales           Period-to-Period
                          Three months ended March 29,   Increase
(Decrease)
                          ---------------------------    ------------------
-
                              1997         1996              1996-1997
                              ----         ----              ---------

Net Sales:
  Electronic Systems          47.1%        53.1%              (11.3)%
  Specialty Packaging         52.9         46.9                14.2 %
                             ------       ------
                             100.0%       100.0%                 .6 %

Cost of products sold         69.0         71.6                (3.0)%
Selling, general and
  administrative expenses     19.5         20.4                (4.1)%
Interest expenses, net         1.1          2.4               (52.8)%
                             ------       ------
                              89.6%        94.4%               (4.5)%

Income before provision
  for income taxes            10.4%         5.6%               85.9%

Provision for taxes            4.3          1.8               142.4%
                             ------       -------
Net Income                     6.7%         3.8%               59.3%
                             ======       ======


INTRODUCTION   Astronics Corporation operates in two business
               segments:  Electronic Systems and Specialty
               Packaging.

               On October 30, 1996, effective September 30, 1996, Astronics Corporation sold its Rodgard Division, a manufacturer of thick walled elastomeric products. Sales for the nine months of 1996 totaled $1,494,000, and sales for the 1995 year were $2,568,000.

               On November 29, 1995, The Company acquired the business and assets of Loctite Luminescent Systems, Inc., in Lebanon, NH. This business complements the electroluminescent business already performed by the Company's Electronic Systems segment. The newly acquired business and the existing enterprise were combined in a single business unit under the name of Luminescent Systems, Inc. The Company operates plants in New Hampshire and New York.

               During the First Quarter a new accounting pronouncement was issued for the calculation of earnings per share. This is FASB Statement No. 128, Earnings per Share. The Company is still studying the statement and how it applies to its financial reporting. While the Company has not finalized its application, it believes this will have a favorable impact on earnings per share between five and ten percent.

SALES A new record for sales was set as sales increased slightly in the First Quarter of 1997 to $9,625,000 from $9,569,000 for the same period of 1996. In 1996, sales increased 32.4 percent from 1995 sales of $7,226,000. Sales from continuing operations, eliminating the Rodgard Division sales for 1996, for the First Quarter of 1997 compared to 1996 shows growth of 6.7 percent.

               Sales within the Electronic Systems segment, based on continuing operations, were nominally the same. The Company continues to work on the development contracts that it received in 1996, with anticipation that some will be completed in 1997, resulting in additional billings and the beginning of follow-on production. In 1996, sales increased
               70.7 percent, substantially the result of the November, 1995 acquisition.

               Sales in the Specialty Packaging segment increased
               14.2 percent in 1997 compared to 1996. This compares to an increase of 5.4 percent in 1996. The Company continues to expand its market share through focus on customer service with on time deliveries, high quality and short turnaround times. Price increases have been nominal, but the pressure to reduce pricing has moderated.

BACKLOG The backlog for the Company at the end of the First Quarter of 1997 was $10,511,000, an increase of $405,000 since December 31, 1996. This compares to $11,061,000 at end of the First Quarter of 1996. The backlog is composed of $8,990,000 in the Electronic Systems segment and $1,521,000 in the Specialty Packaging segment.

EXPENSES Cost of products sold decreased as a percentage of sales to 69.0 percent in 1997, compared to 71.6 percent of sales in 1996, and compared to 70.3 percent in 1995. The decrease results from improved productivity, reduced tooling and transition costs. Material costs decreased to
               20.2 percent in 1997, compared to 23.6 percent in

               1996, and 26.7 percent in 1995. Employee costs were nominally the same in 1997 as in 1996 at 28.0 percent of sales. This compared to 23.1 percent in 1995. The increase over the 1995 level is in the additional personnel costs supporting the technical aspects of the business, mainly in the Electronic Systems Segment. The Company has completed a significant portion of its retooling for new equipment in the Specialty Packaging area. It has also made the majority of the transition changes with the facility and operations of the business acquired in 1995. The remaining general categories increased less than .5 percentage points of sales. This resulted in an increase in gross profit of 9.6 percent to $2,982,000. In 1996, gross profit increased 26.9 percent to $2,721,000

               Selling, general and administrative expenses continued to decrease as a percentage of sales:
               19.5 percent in 1997, 20.4 percent in 1996, and
               21.0 percent in 1995. The majority of these costs are for employee services (57.4 percent), marketing expenses (14.6 percent), and operating supplies (11.9 percent). The Company has a policy that it reserves all trade receivables over 120 days (150 days in 1996), or earlier if there are substantial questions. During this quarter, the company reduced reserves by $77,000, compared to an increase of $141,000 in 1996. Operating income increased to $1,109,000 in 1997, or 11.5 percent of sales, compared to $769,000, or 8.0 percent in 1996, and compared to $627,000, or 8.7 percent in 1995.

INTEREST Interest costs, net, decreased in 1997 by the same amount as it increased in 1996, $122,000. The 1997 decrease reflects the strong cash flow experienced in 1996 which allowed for the accelerated reduction of the revolving line of credit. The 1996 increase reflected the financing of the November 1995 acquisition. As a percent of sales, net interest costs were 1.1 percent of sales in 1997, 2.4 percent in 1996, and 1.5 percent in 1995. While the Company increased its borrowing for the acquisition in 1995, and for working capital in late 1995 and early 1996 and 1997, it has steadily reduced prior debt as scheduled. The revolving line of credit is priced at LIBOR plus 125 basis points. Gross interest expense was $120,000 in 1997, $235,000 in 1996, and $148,000 in 1995.

SUMMARY When the above is combined, the Company earned, before provision for taxes, $1,000,000, or 10.4 percent in 1997, $538,000, or 5.6 percent in 1996, and $518,000, or 7.2 percent in 1995 on sales.

TAXES The Company's tax provision takes into account the federal and state taxes for which it is liable. Normally, the First Quarter's tax provision is higher as all minimum taxes are accrued during this period. The 1997 tax provision is $417,000, compared to $172,000 in 1996, and 242,000 in 1995.
               The 1996 provision reflected favorable changes in the New York State tax law for the First Quarter of 1996 and for the 1995 year. The tax provision, as a percentage of sales, is 4.3 percent in 1997,
               1.8 percent in 1996, and 3.4 in 1995. The Company records its tax expense under the FASB 109 guidelines.

NET INCOME     Net income for the First Quarter of 1996 set a new
               record for the quarter: $583,000, or $.11 per share, which compared to $366,000, or $.07 per share in 1996, and $276,000, or $.06 per share in 1995.

LIQUIDITY      The Company's working capital increased in the
               First Quarter of 1997 by $779,000 compared to a decrease in 1996 of $756,000 and of $1,382,000 in the First Quarter of 1995. The Company's investment in new equipment was $159,000 in the First Quarter of 1997, compared to $1,677,000 in 1996, and to $1,543,000 in 1995. The Company
               reduced its indebtedness by $760,000 in the First
               Quarter of 1997, compared to $565,000 in 1996, and to $557,000 in 1995. Also, the Company borrowed an additional $250,000 in the First Quarter of 1997, and $473,000 in 1996 towards working capital needs. The Company has an $11,000,000 revolving line of credit available for additional working capital needs, of which it had utilized
               $2,750,000 at the end of the First Quarter of 1997, compared to $7,250,000 at the same time in 1996. The Company feels that its beginning cash balance, the cash flow from internal operations and the available balance of the revolving line of credit are adequate to meet the Company's operational and investment plans for 1997.

COMMITMENTS    The Company has outstanding commitments for
               capital investments of approximately $2,000,000 at the end of the First Quarter of 1997. An investment of approximately $1,600,000, initially scheduled for installation in the First Quarter of 1997, was delayed until the Second Quarter.
               During the Second Quarter, the Company will repurchase its shares owned by ATRO Companies
               Profit Sharing/401(k) Plan for approximately
               $500,000. The Company has commitments for items that it purchases in the normal on-going affairs of the business. The Company is not aware of any obligations in excess of normal market conditions, nor of any long-term commitments that would affect its financial condition.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          -----------------
          None.

Item 2.   Changes in Securities.
          ---------------------

          None.

Item 3.   Defaults Upon Senior Securities.
          -------------------------------

          None.

Item 4.   Submission of Matters to a Vote of Securities Holders.
          -----------------------------------------------------

          At the annual meeting of shareholders held on April 18, 1997, the nominees to the Board of Directors were re-elected based on the following results:

                                             Votes Withholding
          Nominees            Votes For          Authority
          --------           ---------       -----------------

          Robert T. Brady     8,194,633           171,061
          John B. Drenning    8,193,633           172,061
          Kevin T. Keane      8,193,767           171,927
          Robert J. McKenna   8,193,893           171,801
          John M. Yessa       8,194,633           171,061

          The 1997 Director Stock Option Plan was approved by
          7,857,669 in favor and 459,766 votes against, with 48,259 abstentions.

          The selection of Ernst & Young LLP as the Registrant's auditors was approved by the following vote:
          8,339,509  in favor; 8,431 against; and 17,754
          abstentions.

          Under applicable New York law and the Company's charter documents, abstentions and non-votes have no effect.

Item 5.   Other Information.
          -----------------

          None.

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

          Exhibit 11.  Computation of Per Share Earnings.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







DATED:  May 13, 1997


                                    ASTRONICS CORPORATION
                              ---------------------------------


                              /S/ John M. Yessa
                                  John M. Yessa
                                  Vice President-Finance and
                                    Treasurer

                                EXHIBIT 11
                                ----------

                     COMPUTATION OF PER SHARE EARNINGS



                              (in thousands, except for per share data)
                                        Quarter Ended March 29

                                   1997        1996         1995
                                   ----        ----         ----
Primary
  Average shares outstanding       5,022       4,786        4,852
  Net effect of dilutive stock
    options based on the treasury
    stock method using average
    market price                     340         333          --
                                   -----       -----        -----
  Total                            5,362       5,119        4,852
                                   =====       =====        =====
Net income                         $ 583       $ 366        $ 276
                                   =====       =====        =====
Per share amount                   $ .11       $ .07        $ .06
                                   =====       =====        =====
Fully Diluted
  Average shares outstanding       5,022       4,786        4,852
  Net effect of dilutive stock
    options based on the
    treasury stock method using
    quarter-end market price         345         354          --
                                   -----       -----        -----
  Total                            5,368       5,140        4,852
                                   =====       =====        =====

Net income                         $ 583       $ 366        $ 276
                                   =====       =====        =====

Per share amount                   $ .11       $0.07        $0.06