Form 10-Q
period 1997-06-28
ASTRONICS CORP
filed 1997-08-14
CIK 8063

SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC   20549

                                 FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 28, 1997

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________

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

         $.01 par value Common Stock, $.01 par value Class B Stock
___________________________________________________________________________
                             (Title of Class)

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

As of June 28, 1997, 4,229,938 shares of $.01 par value common stock and 745,837 shares of $.01 par value Class B common stock were outstanding.

                      PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements
          --------------------


                           ASTRONICS CORPORATION

                        Consolidated Balance Sheet
                               June 28, 1997
              With Comparative Figures for December 31, 1996


                                  ASSETS
                                  ------

                                  (Dollars in Thousands)
                                 June 28, 1997   December 31,
                                  (Unaudited)        1996
                                --------------   ------------
Current Assets:
  Cash                          $     199        $   1,130
  Accounts receivable               4,111            3,688
  Inventories:
    Finished goods                  2,073            1,826
    Work in process                   735              744
    Raw material                    2,126            2,292

  Prepaid expenses                    127              578
                                ---------        ---------
    Total current assets            9,371           10,258



Property, Plant and Equipment      33,597           31,714

  Less accumulated depreciation
    and amortization               15,283           14,072
                                ---------        ---------
      Net property, plant and
        equipment                  18,314           17,642

Other Assets                        1,874            1,965
                                ---------        ---------
                                $  29,559        $  29,865
                                =========        =========



See notes to financial statements.

                           ASTRONICS CORPORATION

                        Consolidated Balance Sheet
                               June 28, 1997
              With Comparative Figures for December 31, 1996



                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------


                                            (Dollars in Thousands)
                                         June 28, 1997     December 31,
                                          (Unaudited)          1996
                                        --------------     ------------
Current Liabilities:
  Current maturities of long-term debt  $   2,095          $   2,246
  Accounts payable                          2,720              2,463
  Accrued expenses                          1,411              1,757
  Income taxes                                (14)               937
                                        ---------          ---------

     Total current liabilities              6,212              7,403

Long-Term Debt                              3,779              3,798

Long-Term Obligations under
  Capital Leases                            1,397              1,600

Deferred Income Taxes                         732                545

Supplemental Retirement Obligations         1,751              1,677

Shareholders' Equity:
  Common stock, $.01 par value
    Authorized 10,000,000 shares, issued
    4,603,120 in 1997, 4,519,219 in 1996       46                 45

  Class B common stock, $.01 par value
    Authorized 5,000,000 shares, issued
    745,837 in 1997, 749,161 in 1996           7                   7

  Additional paid-in capital               2,445               2,297
  Retained earnings                       14,318              13,089
                                         -------             -------
                                          16,816              15,438

  Less shares in Treasury, at cost        (1,128)               (596)
                                         -------             -------
     Total shareholders' equity           15,688              14,842

                                         -------             -------
                                        $ 29,559            $ 29,865
                                        ========            ========

See notes to financial statements.

                           ASTRONICS CORPORATION

          Consolidated Statement of Income and Retained Earnings
                        Period Ended June 28, 1997
                     With Comparative Figures for 1996


                                   (Dollars in Thousands)
                                        (Unaudited)
                                        -----------
                               SIX MONTHS       THREE MONTHS
                              -----------       ------------
                            1997     1996      1997      1996
                            ----     ----      ----      ----

Net Sales                $19,313    $19,252   $9,688    $9,683

Costs and Expenses:
  Cost of products sold   13,240     13,883    6,597     7,035
  Selling, general and
     administrative
     expenses              3,825      3,826    1,952     1,874
  Interest expenses, net
     of interest earned of
     $13 in 1997 and $8
     in 1996                 235        454      126       223
                         -------     ------   ------    ------
     Total costs and
       expenses           17,300     18,163    8,675     9,132
                         -------     ------   ------    ------


Income before provision
  for taxes on income      2,013      1,089    1,013       551

Provision for taxes
  on income                  784        346      367       174
                         -------     ------   ------    ------

Net Income                 1,229        743      646       377


Retained Earnings:
  January 1               13,089     10,447
                         -------    -------
  June 28                $14,318    $11,190
                         =======    =======

Income per Common Share  $   .23    $   .14   $  .12   $   .07
                         =======     ======   ======   =======



See notes to financial statements.

                           ASTRONICS CORPORATION


                   Consolidated Statement of Cash Flows
                     Three Months Ended June 28, 1997
                     With Comparative Figures for 1996


                                         (Dollars in Thousands)
                                              (Unaudited)
                                        1997             1996
                                        ----             ----

Cash Flows from Operating Activities:
  Net income                          $ 1,229          $   743
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Depreciation and amortization       1,342            1,247
    Provision for doubtful accounts       (43)             153
    Provision for deferred taxes          187               47
    Cash flows from changes in
      operating assets and liabilities:
      Accounts receivable                (380)             206
      Inventories                         (72)             323
      Prepaid expenses                    451              725
      Accounts payable                    257              237
      Accrued expenses                   (346)            (112)
      Income taxes payable               (951)            (123)
      Supplemental retirement obligations  74                0
                                      -------          -------

  Net Cash provided (used) by
    Operating Activities:             $ 1,748          $ 3,446
                                      -------          -------

Cash Flows from Investing Activities:
  Proceeds from sale of assets              0              219
  Change in other assets                  (41)             (57)
  Capital expenditures                 (1,882)          (2,417)
                                      -------          -------

  Net Cash provided (used) by
    Investing Activities              $(1,923)         $(2,255)
                                      -------          -------

Cash Flows from Financing Activities:
  New long-term debt                      950                0
  Principal payments on long-term
    debt and capital lease obligations (1,323)          (1,418)
  Proceeds from issuance of stock         149               68
  Purchase of Treasury Stock             (532)               0
                                      -------          -------
  Net Cash provided (used) by
    Financing Activities              $  (756)         $(1,350)
                                      -------          -------

Net increase (decrease) in Cash
  and Cash Equivalents                   (931)            (159)

Cash and Cash Equivalents at
  Beginning of Year                     1,130              772
                                      -------          -------

Cash and Cash Equivalents at June 28  $   199          $   613
                                      =======          =======

Disclosure of cash payments for:
  Interest                            $   254          $   473
  Income taxes                          1,548              416

See notes to financial statements.

                      ASTRONICS CORPORATION

                  Notes to Financial Statements

                          June 28, 1997



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

                         Percent of Net Sales           Period-to-Period
                         Six months ended June 28,     Increase (Decrease)
                         ---------------------------   -------------------
                             1997         1996              1996-1997
                             ----         ----              ---------

Net Sales:
  Electronic Systems         50.6%        57.6%              (11.8)%
  Specialty Packaging        49.4         42.4                16.7 %
                            ------       ------
                            100.0%       100.0%                 .3 %

Cost of products sold        68.6         72.1                (4.6)%
Selling, general and
  administrative expenses    19.8         19.9                  --
Interest expenses, net        1.2          2.3               (48.2)%
                            ------       ------
                             89.6%        94.3%               (4.8)%

Income before provision
  for income taxes           10.4%         5.7%                84.8%

Provision for taxes           4.0          1.8                126.6%
                            ------       ------
Net Income                    6.4%         3.9%                65.4%
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

               During the First Quarter a new accounting pronouncement was issued for the calculation of earnings per share. This is FASB Statement No. 128, Earnings per Share. The affect of this statement will be shown in the year end financials. While the Company has not finalized its application, it believes this will have a favorable impact on basic earnings per share between five and ten percent.

               On July 1, 1997, the Company renegotiated the interest rate terms of its Revolving Line of Credit. Under the new terms, interest is LIBOR plus 100 basis points or the bank's prime rate.

SALES A new record for sales was set as sales increased slightly in the First Half of 1997 to $19,313,000 from $19,252,000 for the same period of 1996. In 1996, sales increased 43.1 percent from 1995 sales of $13,450,000. Sales from continuing operations [eliminating the Rodgard Division sales for 1996] for the First Half of 1997 compared to 1996 shows growth of 5.9 percent.

               Sales within the Electronic Systems segment, based on continuing operations, were nominally the same. The Company continues to work on the development contracts that it received in 1996, with anticipation that some will be completed in 1997, resulting in additional billings and the beginning of follow-on production. In 1996, sales increased
               87.3 percent, substantially the result of the November, 1995 acquisition.

               Sales in the Specialty Packaging segment increased
               16.7 percent in 1997 compared to 1996. This compares to an increase of 8.4 percent in 1996. The Company continues to expand its market share through focus on customer service with on time deliveries, high quality and short turnaround times. Price increases have been nominal, but the pressure to reduce pricing has moderated.

BACKLOG The backlog for the Company at the end of the First Half of 1997 was $11,048,000, an increase of $942,000 since December 31, 1996. This compares to $10,817,000 at the end of the First Half of 1996. The backlog is composed of $9,027,000 in the Electronic Systems segment and $2,021,000 in the Specialty Packaging segment.

EXPENSES Cost of products sold decreased as a percentage of sales to 68.6 percent in 1997, compared to 72.1 percent of sales in 1996, and compared to 70.0 percent in 1995. The decreased costs came from improved productivity which has resulted in reduced material usage costs and from the substantial completion of process change costs relating to tooling and supply costs. Material costs decreased to 19.7 percent in 1997, compared to 24.9 percent in 1996, and 25.7 percent in 1995. Employee costs increased in 1997 to 28.8 percent compared to 27.1 percent in 1996 as a percent of sales. This compared to 23.3 percent in 1995.
               The increase over the 1995 expense level is in additional personnel supporting the technical aspects of the business, mainly in the Electronic Systems Segment. The Company has completed a significant portion of its retooling for new equipment in the Specialty Packaging area. It has also finished the majority of the transition changes with the facility and operations of the business acquired in 1995. The remaining general categories increased less than one percentage point of sales. This resulted in an increase in gross profit of 13.1 percent to $6,073,000. In 1996, gross profit increased 33.1 percent to $5,369,000.

               Selling, general and administrative expenses continued to decrease as a percentage of sales:
               19.8 percent in 1997, 19.9 percent in 1996, and
               22.5 percent in 1995. The majority of these costs are for employee services (54.4 percent), marketing expenses (14.0 percent), and operating supplies (12.8 percent). The Company has a policy that it reserves all trade receivables over 120 days (150 days in 1996), or earlier if there are substantial questions. During the First Half of 1997, the company expensed $66,000, compared to an expense of $184,000 in 1996, and $305,000 in 1995.
               Operating income increased to $2,248,000 in 1997, or 11.6 percent of sales, compared to $1,543,000, or 8.0 percent in 1996, and compared to $1,007,000, or 7.5 percent in 1995.

INTEREST Interest costs, net, decreased in the First Half of 1997 to $235,000, or 1.2 percent of sales, compared to $454,000, or 2.3 percent of sales in 1996, and compared to $214,000 in 1995, or 1.6 percent of sales. The 1997 decrease reflects the strong cash flow experienced in 1996 which enabled the accelerated reduction of the revolving line of credit. The 1996 increase reflected the financing of the November 1995 acquisition. While the Company increased its borrowing for the acquisition in 1995, and for working capital in late 1995 and early 1996 and in 1997, it has steadily reduced prior debt as scheduled. The revolving line of credit is priced at LIBOR plus 125 basis points through June 30, 1996. Gross interest expense was $248,000 in 1997, $462,000 in 1996, and $287,000 in 1995.

SUMMARY When the above is combined, the Company earned, before provision for taxes, $2,013,000, or 10.4 percent in 1997, $1,089,000, or 5.7 percent in 1996, and $793,000, or 5.9 percent in 1995 on sales.

TAXES The Company's tax provision takes into account the federal and state taxes for which it is liable. The Company has nearly depleted its tax credits available for the Electronic Systems business in New York State. This will result in higher taxes in future quarters. The 1997 tax provision is $784,000, compared to $346,000 in 1996, and
               $345,000 in 1995. The 1996 provision reflected favorable changes in the New York State tax law for the First Half of 1996 and for the 1995 year. The tax provision, as a percentage of sales, is
               4.0 percent in 1997, 1.8 percent in 1996, and 2.6 in 1995. The Company records its tax expense under the FASB 109 guidelines.

NET INCOME     Net income for the First Half of 1997 was a new
               record for that period: $1,229,000, or $.23 per share in 1997, which compared to $743,000, or $.14 per share in 1996, and $448,000, or $.09 per share in 1995.

LIQUIDITY      The Company's working capital increased in the
               First Half of 1997 by $304,000 compared to a decrease in 1996 of $1,544,000 and a decrease of $1,832,000 in the First Half of 1995. The
               Company's investment in new equipment, processes and facilities was $1,882,000 in the First Half of 1997, compared to $2,417,000 in 1996, and to
               $2,003,000 in 1995. The Company reduced its indebtedness by $1,323,000 in the First Half of 1997, compared to $1,418,000 in 1996, and to
               $1,112,000 in 1995. During the Second Quarter, the
               Company repurchased its shares owned by ATRO
               Companies Profit Sharing/401(k) Plan for $532,000.
               Also, the Company borrowed an additional $950,000 in the First Half of 1997 towards working capital needs. The Company has an $11,000,000 revolving line of credit available for additional working capital needs, of which it had utilized $3,450,000 at the end of the First Half of 1997, compared to $6,500,000 at the same time in 1996. The Company feels that its beginning cash balance, the cash flow from internal operations and the available balance of the revolving line of credit are adequate to meet the Company's operational and investment plans for 1997.

COMMITMENTS    The Company has outstanding commitments for
               capital investments of approximately $4,000,000 at the end of the First Half of 1997. This includes an investment in packaging equipment of approximately $3,400,000, which is scheduled for installation in the First Quarter of 1998. The
               Company has commitments for items that it purchases in the normal on-going affairs of the business. The Company is not aware of any obligations in excess of normal market conditions, nor of any long-term commitments that would affect its financial condition.

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

          None.

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







DATED:  August 12, 1997


                                    ASTRONICS CORPORATION
                              ---------------------------------



                              /S/ John M. Yessa
                              --------------------------------
                                  John M. Yessa
                                  Vice President-Finance and
                                    Treasurer

                                EXHIBIT 11
                                ----------

                     COMPUTATION OF PER SHARE EARNINGS



                              (in thousands, except for per share data)
                                        Quarter Ended June 28

                                   1997       1996         1995
                                   ----       ----         ----
Primary
  Average shares outstanding       5,002      4,796        4,826
  Net effect of dilutive stock
    options based on the treasury
    stock method using average
    market price                     343        370          --
                                   -----      -----        -----
  Total                            5,345      5,166        4,826
                                   =====      =====        =====

Net income                        $1,229      $ 743        $ 448
                                   =====      =====        =====
Per share amount                  $  .23      $ .14        $ .09
                                   =====      =====        =====
Fully Diluted
  Average shares outstanding       5,002      4,796        4,826
  Net effect of dilutive stock
    options based on the
    treasury stock method using
    quarter-end market price         347        406          --
                                   -----      -----        -----
  Total                            5,349      5,202        4,826
                                   =====      =====        =====

Net income                        $1,229      $ 743        $ 448
                                   =====      =====        =====

Per share amount                  $  .23      $ .14        $ .09

                                   =====      =====        =====

                          FINANCIAL DATA SCHEDULE



[ARTICLE]                                               5
[MULTIPLIER]                                        1,000
[FISCAL-YEAR-END]                         DEC - 31 - 1997
[PERIOD-END]                                June 28, 1997
[PERIOD-TYPE]                                     6 - MOS
[CASH]                                                      199
[SECURITIES]                                            0
[RECEIVABLES]                                       4,370
[ALLOWANCES]                                          259
[INVENTORY]                                         4,934
[CURRENT-ASSETS]                                    9,371
[PP&E]                                             33,597
[DEPRECIATION]                                     15,283
[TOTAL-ASSETS]                                     29,559
[CURRENT-LIABILITIES]                               6,212
[BONDS]                                                 0
[COMMON]                                               53
[PREFERRED-MANDATORY]                                   0
[PREFERRED]                                             0
[OTHER-SE]                                         15,635
[TOTAL-LIABILITY-AND-EQUITY]                       29,559
[SALES]                                                  19,313
[TOTAL-REVENUES]                                   19,313
[CGS]                                              13,240
[TOTAL-COSTS]                                      17,300
[OTHER-EXPENSES]                                        0
[LOSS-PROVISION]                                        0
[INTEREST-EXPENSE]                                    248
[INCOME-PRETAX]                                     2,013
[INCOME-TAX]                                          784
[INCOME-CONTINUING]                                     0
[DISCONTINUED]                                          0
[EXTRAORDINARY]                                         0
[CHANGES]                                               0
[NET-INCOME]                                        1,229
<EPS-PRIMARY                                           .23
[EPS-DILUTED]                                          .23