Form 10-Q
period 1997-09-27
ASTRONICS CORP
filed 1997-11-12
CIK 8063

SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549

                                 FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 27, 1997

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

As of September 27, 1997, 4,244,986 shares of $.01 par value common stock and 727,539 shares of $.01 par value Class B common stock were outstanding.

                      PART I - FINANCIAL INFORMATION


Item 1.        Financial Statements
               --------------------


                           ASTRONICS CORPORATION

                        Consolidated Balance Sheet
                            September 27, 1997
              With Comparative Figures for December 31, 1996


                                  ASSETS
                                  ------

                                     (Dollars in Thousands)
                            September 27, 1997    December 31,
                                     (Unaudited)          1996
                            ------------------    ------------
Current Assets:
  Cash                               $     148        $   1,130
  Accounts receivable                    4,639            3,688
  Inventories:
    Finished goods                       1,930            1,826
    Work in process                        858              744
    Raw material                         2,069            2,292

  Prepaid expenses                         389              578
                                     ---------        ---------
    Total current assets                10,033           10,258



Property, Plant and Equipment           33,967           31,714

  Less accumulated depreciation
    and amortization                    15,923           14,072
                                     ---------        ---------
      Net property, plant and
        equipment                       18,044           17,642

Other Assets                             1,826            1,965
                                     ---------        ---------
                                     $  29,903        $  29,865
                                     =========        =========



See notes to financial statements.

                           ASTRONICS CORPORATION

                        Consolidated Balance Sheet
                            September 27, 1997
              With Comparative Figures for December 31, 1996



                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------


                                           (Dollars in Thousands)
                                      September 27, 1997   December 31,
                                         (Unaudited)           1996
                                      ------------------   ------------
Current Liabilities:
  Current maturities of long-term debt  $   1,645          $   2,246
  Accounts payable                          2,757              2,463
  Accrued expenses                          1,736              1,757
  Income taxes                                353                937
                                        ---------          ---------

     Total current liabilities              6,491              7,403

Long-Term Debt                              2,969              3,798

Long-Term Obligations under
  Capital Leases                            1,296              1,600

Deferred Income Taxes                         763                545

Supplemental Retirement Obligations         1,755              1,677

Shareholders' Equity:
  Common stock, $.01 par value
    Authorized 10,000,000 shares, issued
    4,625,168 in 1997, 4,519,219 in 1996       46                 45

  Class B common stock, $.01 par value
    Authorized 5,000,000 shares, issued
    727,539 in 1997, 749,161 in 1996           7                   7

  Additional paid-in capital               2,449               2,297
  Retained earnings                       15,255              13,089
                                         -------             -------
                                          17,757              15,438

  Less shares in Treasury, at cost        (1,128)               (596)
                                         -------             -------
     Total shareholders' equity           16,629              14,842

                                         -------             -------
                                        $ 29,903            $ 29,865
                                        ========            ========

See notes to financial statements.

                           ASTRONICS CORPORATION

          Consolidated Statement of Income and Retained Earnings
                      Period Ended September 27, 1997
                     With Comparative Figures for 1996


                                  (Dollars in Thousands)
                                       (Unaudited)
                                       -----------
                              NINE MONTHS       THREE MONTHS
                              -----------       ------------
                            1997     1996      1997      1996
                            ----     ----      ----      ----

Net Sales                $29,527    $28,347   $10,214   $9,095

Costs and Expenses:
  Cost of products sold   20,165     20,427    6,925     6,544
  Selling, general and
     administrative
     expenses              5,543      5,131    1,718     1,305
  Interest expenses, net
     of interest earned of
     $14 in 1997 and $14
     in 1996                 349        657      114       203
                         _______     ______   ______    ______
     Total costs and
       expenses           26,057     26,215    8,757     8,052
                         _______     ______   ______    ______


Income before provision
  for taxes on income      3,470      2,132    1,457     1,043

Provision for taxes
  on income                1,304        711      520       365
                         _______     ______   ______    ______

Net Income                 2,166      1,421      937       678


Retained Earnings:
  January 1               13,089     10,447
  Less stock
     distribution            --         (11)
                         _______     ______
  September 27           $15,255    $11,857
                         =======     ======

Income per Common Share  $   .41     $  .27   $  .18   $   .13
                         =======     ======   ======   =======



See notes to financial statements.

                           ASTRONICS CORPORATION

                   Consolidated Statement of Cash Flows
                   Nine Months Ended September 27, 1997
                     With Comparative Figures for 1996

                                        (Dollars in Thousands)
                                             (Unaudited)
                                           1997           1996
                                        __________     __________
Cash Flows from Operating Activities:
  Net income                            $    2,166     $  1,421
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization           2,042        1,901
     Provision for doubtful accounts          (221)          65
     Provision for deferred taxes              218           95

  Cash flows from changes in operating
     assets and liabilities:
     Accounts receivable                      (730)         263
     Inventories                                 5          822
     Prepaid expenses                          189           88
     Accounts payable                          294          173
     Accrued expenses                          (21)         232
     Income taxes payable                     (584)         (16)
     Supplemental retirement obligations        78            0
                                        ___________    __________
  Net Cash provided (used) by
  Operating Activities:                 $    3,436     $  5,044
                                        ___________    __________

  Cash Flows from Investing Activities:
     Proceeds from sale of assets                0          219
     Change in other assets                    (53)        (201)
     Capital expenditures                   (2,252)      (3,289)
                                        ___________    __________
     Net Cash provided (used) by
     Investing Activities                $  (2,305)    $ (3,271)

  Cash Flows from Financing Activities:
     Principal payments on long-term
      debt and capital lease obligations    (1,734)      (2,131)
     Proceeds from issuance of stock           153           68
     Fractional shares on distribution           0           (2)
     Purchase of Treasury Stock               (532)           0
                                        ___________    _________
     Net Cash provided (used) by
     Financing Activities               $   (2,113)    $ (2,065)
                                        ___________    _________
  Net increase (decrease) in Cash
  and Cash Equivalents                        (982)        (292)

  Cash and Cash Equivalents at
  Beginning of Year                          1,130          772
                                        ___________    _________

  Cash and Cash Equivalents at
  September 27                          $      148     $    480
                                        ==========     =========

  Disclosure of cash payments for:
     Interest                           $      375     $    687
     Income taxes                            1,668          897

  See notes to financial statements.

                           ASTRONICS CORPORATION


                       Notes to Financial Statements

                            September 27, 1997


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

                         Percent of Net Sales    Period-to-Period
                         Nine Months Ended            Increase
                           September 27,            (Decrease)

                              1997      1996          1996-1997

Net Sales:

 Electronic Systems           50.2%     55.5%          (5.6)%
 Specialty Packaging          49.8      44.5           16.4%
                             ______    ______
                             100.0%    100.0%           4.2%

Cost of products sold         68.3      72.1           (1.3)%
Selling, general and
 administrative expenses      18.8      18.1            8.0%

Interest expenses, net         1.2       2.3          (46.9)%
                             ______    ______

                              88.3%     92.5%           (.6)%

Income before provision
 for income taxes             11.7%      7.5%          62.8%

Provision for taxes            4.4       2.5           83.4%
                            _______    ______

Net Income                     7.3%      5.0%          52.4%
                            =======    ======


INTRODUCTION   Astronics Corporation operates in two business segments:
               Aerospace and Electronics, and Specialty Packaging.

               The Company has renamed its Electronics Systems segment to Aerospace and Electronics, as it believes that it better represents its product and marketing focus. The Company manufactures electroluminescent lamps and incorporates them into escape path lighting systems, aircraft cockpit lighting systems, military aircraft formation lights and ruggedized and avionics keyboards.

               On October 30, 1996, effective September 30, 1996, Astronics Corporation sold its Rodgard Division, a manufacturer of thick walled elastomeric products. Sales for the nine months of 1996 totaled $1,491,000, and sales for the year ended December 31, 1995, were $2,568,000.

               On November 29, 1995, The Company acquired the business and assets of Loctite Luminescent Systems, Inc., in Lebanon, NH. This business complements the electroluminescent business already performed by the Company's Aerospace and Electronics segment. The newly acquired business and the existing enterprise were combined in a single business unit under the name of Luminescent Systems, Inc. The Company operates plants in New Hampshire and New York.

               During the First Quarter a new accounting pronouncement was issued for the calculation of earnings per share. This is FASB Statement No. 128, Earnings per Share. The Company will implement this new standard with its 1997 annual report to shareholders. The Company's basic earnings per share will increase about ten percent.

               On July 1, 1997, the Company renegotiated the interest rate terms of its Revolving Line of Credit. Under the new terms, the company's interest rate is LIBOR plus 100 basis points or the bank's prime rate.

               In the Third Quarter of 1997, the Specialty Packaging segment received its ISO 9001 certification. The Aerospace and Electronics segment anticipates its ISO 9001 certification within the near future.

SALES The Company established a new sales record for the Third Quarter, as well as for any quarter in its history and for the trailing twelve months. The new record for sales for the Third Quarter is $10,214,000, and for the trailing twelve months the record is $39,551,000. Based on the trailing twelve months, the Company has recorded a new sales record for 13 consecutive quarters. Year-to-date sales are $29,527,000, compared to $28,347,00 for the first nine months of 1996. The sales increase for the quarter was 12.3 percent, for the nine months the gain was 4.2 percent and for the trailing twelve months, the gain is 6.4 percent. When sales reflect the on-going businesses (eliminating the sales of the Rodgard Division, which was sold in 1996) the gain for the quarter is 17.6 percent, for the nine months it is 9.1 percent, and for the trailing twelve months it is
               12.4 percent.

               Sales are divided evenly between the two segments, with Aerospace and Electronics sales representing 50.2 percent and Specialty Packaging having 49.8 percent. The sales for the first nine months of 1997 represent a net sales growth of 4.2 percent. Sales in the Aerospace and Electronics segment are down 5.6 percent in total, but they have increased 4.2 percent when only continuing operations are considered. The Specialty Packaging segment has increased sales 16.4 percent. The increased sales are the result of the increased capability of the Company to deliver quality products within a short period of time. The Company continues to expand capacity at rate that allows responsive support of its customers.

BACKLOG The backlog for the Company at September 27, 1997, was $11,098,000, an increase of $992,000 since December 31, 1996. This compares to the September 28, 1996 backlog of $10,236,000. The backlog consists of $9,214,000 in the Aerospace and Electronics segment and $1,884,000 in the Specialty Packaging segment.

EXPENSES Cost of products sold decreased as a percentage of sales during the first nine months of 1997 to 68.3 percent, compared to 72.1 percent of sales in 1996, and compared to
               70.0 percent in 1995. The decreased costs came from improved productivity which has resulted in reduced material usage costs, product mix changes, and from the substantial completion of process change costs relating to tooling and supply costs. Material costs decreased to 20.0 percent in 1997, compared to 25.3 percent in 1996, and 25.0 percent in 1995. Employee costs, as a percentage of sales, increased in 1997 to 28.5 percent compared to 26.4 percent in 1996, and 23.4 percent in 1995. The increase in employee costs in 1997 over the 1996 and 1995 expense levels is the increased manufacturing of parts previously purchased from outside vendors and the additional personnel supporting the technical aspects of the business, mainly in the Aerospace and Electronic segment. The Company has completed a significant portion of its retooling for new equipment in the Specialty Packaging area. It has also finished the majority of the transition changes with the facility and operations of the business acquired in 1995. The remaining general categories increased less than one percentage point of sales. This resulted in an increase in gross profit of
               18.2 percent to $9,362,000 in 1997. In 1996, gross profit increased 33.7 percent to $7,920,000, compared to $5,925,000 in 1995.

               Selling, general and administrative expenses increased as a percentage of sales in 1997, when compared to 1996. In 1997, these costs were 18.8 percent of sales, compared to
               18.1 percent in 1996, and 20.7 percent in 1995. The majority of these costs are for employee services, marketing expenses, and operating supplies. None of the areas increased a full percentage point when 1997 costs are compared to 1996. The Company has a policy that it reserves all trade receivables over 120 days (150 days in 1996), or earlier if there are substantial questions. During the first nine months of 1997, the company expensed $53,000, compared to an expense of $105,000 in 1996, and $253,000 in 1995. Operating income increased to $3,819,000 in 1997, or
               12.9 percent of sales, compared to $2,789,000, or 9.8 percent of sales in 1996, and compared to $1,852,000, or 9.4 percent of sales in 1995.

INTEREST Interest costs, net, decreased for the first nine months of 1997 to $349,000, or 1.2 percent of sales, compared to $657,000, or 2.3 percent of sales in 1996, which compared to $319,000 in 1995, or 1.6 percent of sales. The 1997 decrease reflects the strong cash flow experienced in 1997 and 1996, which enabled the accelerated reduction of the revolving line of credit. The 1996 increase reflected the financing of the November 1995 acquisition. While the Company increased its borrowing for the acquisition in 1995, and for working capital in late 1995 and early in both 1996 and 1997, it has steadily reduced prior debt as scheduled and paid back the borrowings from the early portion of the year. The revolving line of credit was priced at LIBOR plus 125 basis points through June 30, 1997. Effective, July 1, 1997, the pricing is LIBOR plus 100 basis points. Gross interest expense was $363,000 in 1997, $671,000 in 1996, and
               $416,000 in 1995. The Company has less than one year remaining on a five-year term loan, which is reflected on the Balance Sheet as a declining amount payable under current maturities of long-term debt.

SUMMARY The Company earned, when taking all of the above into consideration, for the first nine months of 1997 before provision for taxes, $3,470,000, or 11.8 percent of sales, compared to $2,132,000, or 7.5 percent of sales in 1996, and $1,533,000, or 7.8 percent in 1995 on sales.

TAXES The Company's tax provision takes into account the federal and state taxes for which it is liable. The Company has nearly depleted its tax credits available for the Aerospace and Electronics business in New York State. This will result in slightly higher state taxes in future quarters. The 1997 tax provision for the first nine months is $1,304,000, or 4.4 percent of sales, compared to $711,000, or 2.5 percent of sales in 1996, and $618,000, or 3.1 percent of sales in 1995. The 1996 provision reflected favorable changes in the New York State tax law for both 1996 and 1995. The Company records its tax expense under the FASB 109 guidelines.

NET INCOME     Net income for the Third Quarter and for the nine months
               ended September 27, 1997 are new records as well as for the trailing twelve months. Net earnings for the first nine months are $2,166,000, or $.41 per share in 1997, which compare to $1,421,000, or $.27 per share in 1996, and $915,000, or $.19 per share in 1995. This is the 14th consecutive quarter in which the company has increased earnings on a trailing twelve-month basis. The earnings for the twelve month period in 1997 are $3,402,000, or $.65 per share, compared to $2,266,000, or $.45 per share in 1996, and compared to $1,643,000, or $.34 per share in 1995.

LIQUIDITY      The Company's working capital increased in the first nine
               months of 1997 by $563,000 compared to a decrease in 1996 of $1,894,000 and a decrease of $2,054,000 in the first nine months of 1995. The Company's investment in new equipment, processes and facilities was $2,252,000 in the first nine months of 1997, compared to $3,289,000 in 1996, and to $2,705,000 in 1995. The Company reduced its indebtedness by $1,734,000 in the first nine months of 1997, compared to $2,131,000 in 1996, and to $1,670,000 in 1995. During the
               Second Quarter, the Company repurchased its shares owned by ATRO Companies Profit Sharing/401(k) Plan for $532,000. The
               Company has an $11,000,000 revolving line of credit available for additional working capital needs, of which it had utilized $2,650,000 at the end of the first nine months of 1997, compared to $6,350,000 at the same time in 1996.
               The Company feels that its beginning cash balance, the cash flow from internal operations and the available balance of the revolving line of credit are adequate to meet the Company's operational and investment plans for 1997.

COMMITMENTS    The Company has outstanding commitments for capital
               investments of approximately $4,000,000 at September 27, 1997. This is for further expansion of capacity in the Specialty Packaging segment with installation scheduled for the First Quarter of 1998. The Company has commitments for items that it purchases in the normal on-going affairs of the business. The Company is not aware of any obligations in excess of normal market conditions, nor of any long-term commitments that would affect its financial condition.

OTHER The Company believes that it is addressing the year 2000 computer issues. The costs of necessary changes are immaterial and are being expensed as incurred. The Company does not believe that it will experience a negative effect from these issues in the future.

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







DATED:    November 11, 1997


                                            ASTRONICS CORPORATION
                                   ----------------------------------------



                                   /s/ John M. Yessa
                                   ----------------------------------------
                                       John M. Yessa
                                       Vice President-Finance and Treasurer

                                EXHIBIT 11

                     COMPUTATION OF PER SHARE EARNINGS



                                  (in thousands, except for per share data)
                                          Quarter Ended Sepember 27

                                   1997               1996             1995
                                   ----               ----             ----
Primary
  Average shares outstanding       4,991              4,808            4,788
  Net effect of dilutive
    stock options based on
    the treasury stock method
    using average market price       326                385              -
                                  ------             ------           ------
  Total                            5,317              5,193            4,788
                                  ======             ======           ======
Net income                        $2,166             $1,421           $  915
                                  ======             ======           ======
Per share amount                  $  .41             $  .27           $  .19
                                  ======             ======           ======


Fully Diluted
  Average shares outstanding       4,991              4,808            4,788
  Net effect of dilutive
    stock options based on
    the treasury stock method
    using quarter-end market
    price                            365               431              -
                                  ------             ------           ------
  Total                            5,356              5,239            4,788
                                  ======             ======           ======
Net income                        $2,166             $1,421           $  915
                                  ======             ======           ======
Per share amount                  $  .40             $  .27           $  .19
                                  ======             ======           ======