Form 10-K
period 1997-12-31
ASTRONICS CORP
filed 1998-03-27
CIK 8063

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            Form 10-K

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended:  December 31, 1997

                 Commission file number:  0-7087

                      ASTRONICS CORPORATION
________________________________________________________________

     (Exact Name of Registrant as Specified in its Charter)

     New York                                16-0959303
________________________________________________________________
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

                       1801 Elmwood Avenue
                     Buffalo, New York 14207
________________________________________________________________
             (Address of principal executive office)

                  Registrant's telephone number
               including area code (716) 447-9013

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

               Yes   _X_                     No    ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K. (X)

                EXHIBIT INDEX APPEARS ON PAGE 16
                          Page 1 of 17

     As of March 6, 1998, 4,322,874 shares of Common Stock and 711,387 shares of Class B Stock were outstanding, and the aggregate market value of the shares of Common Stock and Class B Stock (assuming conversion of all of the outstanding Class B Stock into Common Stock) of Astronics Corporation held by non-affiliates was approximately $35,373,000.

               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's 1997 Annual Report to Shareholders are incorporated into Parts II and III of this Report. Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders dated March 18, 1998 are incorporated by reference into Part III of this Report.

                             PART I

Item 1.   BUSINESS

Profile

     Astronics Corporation ("Astronics", "Company", or "Registrant"), a New York corporation formed in 1968, is a diversified company engaged principally in the design, manufacture and marketing of products and processes in two business segments: "Aerospace and Electronics" and "Specialty Packaging." Aerospace and Electronics is involved in the design, manufacture, and marketing of advanced technology products.
Major applications include specialized lighting systems and ruggedized electro-mechanical assemblies. The Specialty Packaging segment is predominantly a direct marketing provider of proprietary designs of paperboard folding boxes and paper products.

Aerospace and Electronics

     The Company's Aerospace and Electronics segment is involved in the design, manufacture, and sales of technically sophisticated systems and components for a variety of applications. Most of these applications are based on specialty lighting requirements. Approximately 20 percent of the segment's sales are defense-related and 27 percent of sales are international. The Company maintains a sales/engineering office in Belgium to support international relationships.

     The Aerospace and Electronics segment operates manufacturing facilities in East Aurora, NY, and Lebanon, NH.

     Electroluminescent Lamps: One of the Company's core technologies is designing and manufacturing electroluminescent
(EL) lamps. EL is a phenomenon whereby phosphors, when sandwiched between two electrodes and exposed to alternating current, emit light. The resultant lamps are efficient, durable, thin, and flexible compared to other lighting technologies, and have become a preferred light source for many lighting applications in products as varied as automobiles, home light fixtures, and consumer electronics.

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

     Escape Path Lighting: The Company manufactures emergency escape lighting systems for use in aircraft, buildings, and trains. These systems are designed to help people find exits in case of crashes, fire, power outages, earthquakes, and other disasters. Customers are typically vehicle fleet operators, manufacturers, or third party contractors. Often, the use of these systems is dictated by governing laws and regulations.

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

     Military Aircraft Formation Lights: The Company is the world's dominant supplier of EL formation lights for military aircraft. These lights are essentially EL lamps encapsulated in a protective shell material, which are then mounted to the outside skin of military aircraft. These lights provide visual cues to pilots who are flying in close formation to one another during night missions. Customers include military aircraft manufacturers and the government defense procuring activities who are responsible for maintaining military aircraft in their fleets. The Company's formation lights can be found on most modern western military aircraft.

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

Specialty Packaging

     Astronics' Specialty Packaging group designs, manufactures and markets standard and custom folding cartons, and presentation products. By possessing such design, manufacturing and marketing capabilities in-house, the Company provides optimum efficiency and quality while retaining a wide range of flexibility. This group delivers products to over 10,000 customers in more than 10 countries and is established , within its chosen markets, as a sole or preferred supplier for most of its customer base.

     The Company also engages in high quality specialty imprinting of wedding and party invitations, monogrammed napkins, and related party accessories. These products are directly marketed primarily through catalogs which are located at stationery stores, printers, gift shops and specialty boutiques throughout the United States.

Competitive Conditions

     Astronics experiences considerable competition in its segments, principally in the areas of product performance and price, from various competitors, many of which are substantially larger and have greater resources. Success in the Aerospace and Electronics segment depends upon product innovation, customer support, responsiveness, and cost management. Astronics continues to invest in developing the tools critical to competing in today's worldwide markets. Success in Specialty Packaging is dependent upon competitive pricing, innovative and responsive customer support and short lead time delivery performance. Astronics has invested and will continue to invest in state-of-the-art process and systems technology.

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

Employees

     The Registrant employed approximately 443 employees as of December 31, 1997, including 255 in the Aerospace and Electronics segment, 181 in the Specialty Packaging segment and 7 at the Corporate level, compared to 393 as of December 31, 1996, including 204 in the Aerospace and Electronics segment, 182 in the Specialty Packaging segment and 7 at the Corporate level as of that date. The Company considers its relations with its employees to be good.

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

Financial Information about Industry Segments

     Sales, operating profit and identifiable assets attributable to each of the Registrant's industry segments for each of the last three years as of December 31, 1997 appear on page 18 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997, submitted herewith as an exhibit and incorporated by reference.

Order Backlog

     The backlog of orders as of December 31, 1997 was approximately $10,807,000 ($9,686,000 related to the Aerospace and Electronics segment and $1,121,000 related to the Specialty Packaging segment), substantially all of which is expected to be filled in the current fiscal year. This compares to $10,106,000 ($8,784,000 related to the Aerospace and Electronics segment and $1,322,000 related to the Specialty Packaging segment) as of December 31, 1996.

Item 2.   PROPERTIES

Corporate Headquarters

     The Company's corporate office is located at 1801 Elmwood
Avenue, Buffalo, NY 14207, the sight of the largest portion of the Specialty Packaging segment.

Aerospace and Electronics

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

     The Company believes that the physical properties of the Registrant are suitable and adequate for the purpose for which they are employed. Additions and expansions are made as needed. In general, the productive capacity of the Registrant's physical properties are in excess of current production requirements and greater utilization is available.

Item 3.   LEGAL PROCEEDINGS

     Rodgard Corporation, formerly a wholly-owned subsidiary of Astronics, and one of its former officers, Mason C. Winfield ("Plaintiffs"), instituted an action against Miner Enterprises, Inc. and David G. Anderson ("Defendants") on April 10, 1984, in the United States District Court of the Western District of New York, seeking damages for breaches of confidentiality agreements and seeking to be declared a co-inventor of a David G. Anderson patent. Defendants counterclaimed for unspecified damages alleging that the Plaintiffs breached a confidentiality provision pursuant to a consulting agreement between Winfield and Miner. The judge rendered a decision that neither side has a sufficient case to enable awards. The case was appealed by Plaintiffs in the Federal Court of Appeals.

     On March 13, 1997 the Court of Appeals remanded the case to the District Court to permit Plaintiffs to initiate discovery related to Defendants' foreign patents. The Company is engaging in discovery to determine the amount of damages and to otherwise vigorously pursue this claim in District Court. The Company is not able to estimate damages, if any.

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

Executive Officers of the Registrant

     The following table sets forth the names and ages of all executive officers of the Company and certain information relative to their positions with the Company and prior employment history during at least the past five years:

                                   Position with the Company
Name                     Age       and Prior Employment History

Kevin T. Keane           65        President, Chief Executive
                                   Officer and Director.

John M. Yessa            58        Vice President of Finance,
                                   Treasurer, Chief Financial
                                   Officer and Director.

                             PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

     Information with respect to the market price of and dividends on the Company's Common Stock and related shareholder matters appears on the inside cover and page 19 of the Company's
Annual Report to Shareholders for the fiscal year ended
December 31, 1997, submitted herewith as an exhibit and incorporated by reference.

Item 6.   SELECTED FINANCIAL DATA

     Selected Financial Data appears on page 20 of Registrant's
Annual Report to Shareholders for the fiscal year ended
December 31, 1997, submitted herewith as an exhibit and incorporated by reference.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

     Management's discussion and analysis of financial condition, changes in financial condition and results of operations appears on pages 20, 21, 22 and 23 of Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997, submitted herewith as an exhibit and incorporated by reference.

Item 8.   FINANCIAL STATEMENTS

     The Financial Statements of Astronics Corporation which are incorporated by reference in this Annual Report on Form 10-K are described in the accompanying Index to Financial Statements at
Item 14 of this Report.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                            PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT

     The information regarding directors is contained under the captions "Election of Directors" and "Record Date and Voting
Securities" in the Company's definitive Proxy Statement dated
March 18, 1998 and is incorporated herein by reference.

     Certain information regarding executive officers is contained under the captions "Executive Compensation" and "Record Date and Voting Securities" in the Company's definitive Proxy Statement dated March 18, 1998 and on the back inside cover of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997, submitted herewith as an exhibit, which are both incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

     The information contained under the caption "Executive
Compensation" in the Company's definitive Proxy Statement dated
March 18, 1998 is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT

     The information required is contained under the caption
"Record Date and Voting Securities" in the Company's definitive
Proxy Statement dated March 18, 1998, and is hereby incorporated by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As of March 6, 1998, the Company knows of no relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K

     (a) The documents filed as a part of this report are as follows:

          1.   Financial Statements

          2.   Financial Statement Schedules

                    See Index to Financial Statements and
     Financial Statement Schedules on page 14 of this report.

                    All other consolidated financial schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

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

     10.10          1992 Incentive Stock Option Plan;
                    incorporated by reference to the Registrant's definitive proxy statement dated March 30, 1992.

     10.11 1993 Director Stock Option Plan; incorporated by reference to the Registrant's definitive proxy statement dated March 19, 1993.

     10.12 1997 Director Stock Option Plan; incorporated by reference to the Registrant's definitive proxy statement dated March 14, 1997.

     13 1997 Annual Report to Shareholders filed herewith. (Except for those portions which are expressly incorporated by reference to the Annual Report on Form 10-K, this exhibit is furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as part of this Annual Report for Form 10K.)

     21             Subsidiaries of the Registrant.

     23             Consent of Independent Auditors.

     27             Financial Data Schedule.

     (b)  Reports on Form 8-K

          None

                      ASTRONICS CORPORATION

                  INDEX TO FINANCIAL STATEMENTS


The financial statements, together with the report thereon of Ernst & Young LLP dated January 22, 1998, appearing on pages 8 to 19 of the accompanying 1997 Annual Report to Shareholders are incorporated by reference in this Annual Report on Form 10-K.

Financial schedules for the years 1997, 1996 and 1995:

                                             Page

     Valuation and Qualifying Accounts       F-2

                                                           SCHEDULE II

                           ASTRONICS CORPORATION

                     VALUATION AND QUALIFYING ACCOUNTS

(in thousands)
                     Balance at the  Charged to
                     Beginning of    Costs and   Write-offs/   Balance at
Year    Description     Period        Expense    Recoveries   End of Period

1997    Allowance
        for Doubtful
        Accounts         $404           $111        $(288)       $227

1996    Allowance
        for Doubtful
        Accounts         $359           $176        $(131)       $404

1995    Allowance
        for Doubtful
        Accounts         $367           $125        $(133)       $359

                           SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1998.

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

        Signature             Title               Date



/s/ Robert T. Brady           Director       March 27, 1998
Robert T. Brady



/s/ John B. Drenning          Director       March 27, 1998
John B. Drenning



/s/ Kevin T. Keane            Director       March 27, 1998
Kevin T. Keane



/s/ Robert J. McKenna         Director       March 27, 1998
Robert J. McKenna



/s/ John M. Yessa             Director       March 27, 1998
John M. Yessa

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

   10.7        Contract of John M. Yessa; incorporated
               by reference to Exhibit 10.7 of the
               Registrant's registration statement on
               Form S-2 (No. 33-8040).

  10.10        1992 Incentive Stock Option Plan;
               incorporated by reference to the
               Registrant's definitive proxy statement
               dated March 30, 1992.

  10.11        1993 Director Stock Option Plan;
               incorporated by reference to the
               Registrant's definitive proxy statement
               dated March 19, 1993.

  10.12        1997 Director Stock Option Plan;
               incorporated by reference to the
               Registrant's definitive proxy statement
               dated March 14, 1997.

  13 1997 Annual Report to Shareholders filed herewith. (Except for those portions which are expressly incorporated by reference to the Annual Report on Form 10-K, this exhibit is furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as part of this Annual Report on Form 10-K.)

  21           Subsidiaries of the Registrant.

  23           Consent of Independent Auditors.

  27           Financial Data Schedule.

                           EXHIBIT 13

            ASTRONICS CORPORATION 1997 ANNUAL REPORT

     Astronics is a niche-oriented company which, by virtue of its strategic and operational focus, achieves growth and income objectives that exceed its industry norms.

     Composed of two business groups, operating in the segments of Aerospace and Electronics, and Specialty Packaging, the businesses are decentralized with the autonomy necessary to capitalize on rapid changes in today's business environment.

     Growth opportunities are targeted that can benefit from our technical and operational superiority. This enables Astronics to provide unique product diversity and performance capabilities, competitive market pricing, and performance with exceptional response standards.

     Astronics enjoys substantial market share dominance within its business areas. In each of its segments, the company aims to be the sole source or the preferred provider for the majority of the business.

Financial Highlights
(in thousands except for per share data)
                       1997     1996     1995     1994     1993
Net Sales           $ 40,972 $ 38,371 $ 28,536 $ 24,944 $ 23,957
Net Income             3,551    2,657    1,760    1,306    1,188*
Diluted Earnings
  Per Share              .67      .51      .37      .26     .24*
Shareholders' Equity  18,198   14,842   11,726   10,334    9,414
Book Value Per Share    3.63     2.99     2.46     2.13     1.86
Stock Market
  Price - High         12.50     6.00     3.10     2.50    2.60
Stock Market
  Price - Low           4.88     2.80     1.60     1.50    1.60
Return on Equity       23.9%    22.7%    17.0%    13.9%    14.5%
(on January 1 Equity)

*Includes extraordinary expense item net of income taxes $307
($.06 per share)

Graph inserted depicting Net Sales (in millions) of Astronics:

     1993      1994      1995      1996      1997

     23.9      24.9      28.5      38.3      40.9

Performance Highlights

New state-of-the-art computerized Bobst die cutting equipment purchased by Specialty Packaging has reduced make-ready from hours to minutes and increased production rates substantially. This allows lower lot sizes, smaller inventories and exceptional response capability.

The new MaxEL lamp creates a new generation of electroluminescent technology and is leading Astronics into numerous new consumer electronics and automotive markets.

Innovative partnerships such as the Hershey products program will continue to move Specialty Packaging to increased penetration throughout its market niches where technology, competence and exceptional responsiveness are critical success factors.


                   Message to our Shareholders

     It is a pleasure to again report record sales, earnings, return on equity and record highs for our stock prices. The results for 1997 reflect the continuation of strong operations, increasing product offerings, expanding market opportunities, and management believes, the emergence of growing double-digit sales.

     The 1997 shipments were $40,972,000, an 11% increase from ongoing operations. As a result of continued productivity gains, earnings increased 34% to $3,551,000 or $.67 per share. For each of the last three years, earnings have grown in excess of 30% per year. Return on shareholder equity increased to 24% in 1997.
All told, the market has rewarded this performance with a 90% increase in the price of the stock during 1997.

     Our confidence is reflected in the strong investments that we continue to make to expand our facilities, advance technological capabilities, improve process efficiencies and enhance competitive leverage. During the last five years, capital expenditures for product development, technological improvements, and facility expansions, with the exclusion of acquisitions, have exceeded 11% of sales. In 1997 alone, this figure exceeded $3,000,000 or 7% of sales. For 1998, we expect these commitments to be approximately 15% of sales.

     It is our conviction that we are well positioned for increasing growth rates. This will be driven by a number of new product offerings and market strategies in our business segments and by technological enhancements which are continuing to decrease costs and therefore increase competitiveness, and provide aggressive customer response capability.

     During 1997, we were ISO 9001 certified in our Specialty Packaging manufacturing operations. We expect to realize this certification in our Aerospace and Electronics operations within the foreseeable future. This quality process is essential to our business initiatives as we expand in our national and global marketing perspectives.

     Astronics continues to generate high levels of cash flow that has provided the ability to maintain our strong investments and enabled the Company, during 1997, to retire $3,146,000 in debt and long-term lease obligations. At year end, long-term debt and lease obligations were reduced to 11% of assets and 18% of equity. While we are expanding our opportunities to grow more aggressively, we continue to maintain a conservative financial structure that is important to our strategy of long-term business acceleration and development.

     We view 1998 as another year of potential double-digit growth. A number of new products are expected to enter the market and further broaden our marketing opportunities. Our technical capabilities are strong and continuing to improve as we commit further investments to state-of-the-art technology. We are looking forward with confidence and great anticipation to the future.


                                   Kevin T. Keane

                         President and Chief Executive Officer
                         January 22, 1998


Graph inserted depicting Net Income (in millions) of Astronics:

     1993      1994      1995      1996      1997

      1.1       1.3       1.7       2.6       3.6

                   Aerospace and Electronics

     The Aerospace and Electronics group designs, manufactures and markets specialized lighting systems and ruggedized keyboard assemblies. The Company maintains close working relationships with customers and therefore has an extensive understanding of modern aerospace requirements. The Company aggressively pursues new business by providing technologically superior products at competitive prices. Astronics' customers in this group are located in 47 countries and include high profile businesses in the electronics, aerospace, air transport and automotive industries. The Aerospace and Electronics group generates 27% of its revenues from international operations and 20% from sales to the defense industry.

     With a resurgence of corporate and commuter aircraft, the Aerospace and Electronics group experienced strong operating results for 1997. Operating income was 62% higher than in 1996 while sales increased 2%. Domestic and foreign sales enjoyed similar rates of growth. There were numerous process improvements in lighting and panel technology that provided significant gains in manufacturing efficiency. This group constantly commits revenues to research and development in order to ensure a consistent rate of future growth.

     Astronics maintains competitive advantage within the marketplace by marketing its in-depth knowledge and experience. Tight process management, quality controls, and investment in state-of-the-art manufacturing technologies nurture and support our development of innovative products and provide customers with cost-effective solutions for their technical requirements.

     Astronics commits to comprehensive involvement with our customers. This gives Astronics sharper focus on our chosen specialized markets. Design reviews, project management and engineering integration are common forums shared by Astronics with our clients in maximizing the potential of our product solutions.

     Innovative engineering, cost management, and dedicated customer support are all fundamental to Astronics' industry leadership position. By emphasizing these areas and investing in key technology, the Company drives a sustainable long-term future while maintaining a competitive position in today's chosen markets.

                       Specialty Packaging

     Astronics' Specialty Packaging group designs, manufactures and markets standard and custom folding cartons, and presentation products. By possessing capabilities in-house, the Company provides optimum efficiency and quality while retaining a wide range of flexibility. This group delivers products to over 10,000 customers in more than 10 countries and is established as a sole or preferred supplier for most of its' customer base.

     During 1997, operating income and sales increased 23% and 11% respectively. Foreign sales remained a constant 6% of total sales. Sales expectations for 1998 are strong and include an agreement signed with Staples Office Superstores to market products nationally to its 700-plus locations.

     Customers are comprised largely of pharmaceutical, healthcare, food, confectionery, automotive, and similar industries that require packaging design and construction for both aesthetic and protective purposes. The Company has the ability to provide unique accommodation to these industries by virtue of its' state-of-the-art capabilities in design and production. In 1997, the Packaging business was certified to ISO 9001 quality standards. Comprehensive service and partnership relationships have developed strong customer commitments. This has created consistent market expansion among existing customers and the rapid development of new accounts.

     The Company is committed to investing in technologically advanced equipment in support of its niche strategy. The recent acquisition of Heidelberg printing equipment, and Bobst die cutters, positions Specialty Packaging with the most efficient systems on the market. Such reinvestment of earnings advances the competitive advantage in all areas of the business process.

     With a growth rate of more than twice the industry average, the Astronics Specialty Packaging group has proven itself to be a premier supplier within the specialty paperboard packaging industry.

                   Aerospace and Electronics

Electroluminescent Lamps

     Astronics has been a pioneer in the field of electroluminescent (EL) lighting and continues as a leading innovator. For more than 25 years, the Company has supplied the commercial and military sectors with EL systems for use in both standard and advanced applications.

     Our newest product addition, trade-named MaxEL, uses the latest phosphor microencapsulation technology. This lightweight, thin profile lamp is designed for high-volume, low cost manufacturing processes. MaxEL lamps are gaining recognition around the world and can be seen in watches, clocks, LCD's, hand-held keypad devices and automotive applications.

     Features of EL lamps include customized shaping, uniform luminosity, minimal heat generation and solid state reliability.

Graph inserted depicting Sales Growth (in millions) for the Aerospace and Electronics group:

     1993      1994      1995      1996      1997

      9.1       9.1      11.5      19.7      20.1

Military Aircraft Formation Lights

     Military rotary and fixed wing aircraft have been guided by Astronics light systems while flying in formation and landing in some of the most precarious places. These EL devices provide uninterrupted performance in the presence of extreme pressures and temperatures, shock, vibration, humidity, and environmental contaminants. Astronics dominates this market segment world-wide and builds formation lights for most western military aircraft flying today.

Escape Path Lighting Systems

     Astronics is a leading supplier of emergency lighting systems to over 300 airlines around the world. This product line combines the durability of EL lighting with the reliability of solid state electronics. Astronics' emergency lighting products include floor and seat mounted proximity escape path marking, exit locator and marking signs, and rotor craft exit locators. Other applications include ships, oil platforms, and special use buildings.

Cockpit Lighting Systems

     Aircraft cockpit lighting is available by individual components or as fully integrated, customized assemblies. Astronics' products have set the standard for long term reliability in the most demanding aerospace applications. Made of patented Astron construction, products include integrally lit panels, avionics keyboards, ambient light sensors, annunciator panels and a full range of electronic dimmers. Astronics has developed a reputation as an innovator in this field and continues to provide the most advanced cockpit lighting systems to major airframe and avionics manufacturers in North America and Europe. The increasing use of integrated lighting systems, among the avionics industry, favors the Astronics components and should provide substantial future growth opportunities.

Ruggedized Keyboard Systems

     Astronics has taken lighting experience, display technology, electro-mechanical packaging and combined them in a durable line of ruggedized keyboards and switch panel products. Advanced production methods allow every possibility from prototyping to high-volume runs. By incorporating a modular concept and flexible manufacturing capabilities, these units are able to satisfy requirements for both the industrial and military sectors.

     This product line includes full travel keyboards for high speed data entry in the harshest environments, keypads designed for military and industrial purposes and illuminated switch panels that adapt keyboard devices to detailed lighting requirements.

                       Specialty Packaging

Proprietary Products

     Flexibility has contributed to Astronics being a premier supplier within the Specialty Packaging industry. The Company's broad line of standard packaging designs are available for same day shipment from in-stock inventory in quantities as small as 50 units or by the truckload. With hundreds of items to choose from, this product line fills a wide range of uses and is personalized with graphic designs and special imprinting. Astronics is the dominant U.S. provider of stock boxes for small to mid-size confectionery store operations.

Imprinted Products

     Astronics, in addition to providing substantial enhancement of packaging products through foil and ink imprinting, does custom offset printing. Specialty Packaging is noted for exceptional response capabilities and markets on a direct basis and through store catalogs nationwide, including Hawaii and Puerto Rico. Most imprinted products are shipped within 24 hours of order.

Custom Products

     The company's custom packaging is a practical solution for filling unique requirements such as protective functions and product differentiation. These forms can be economically manufactured in most configurations and satisfy a wide range of applications. Throughout all stages of design and production, every effort is made to minimize manufacturing costs and maintain a highly creative product.

     Within custom products, customers are offered full or partial packaging programs which utilize advanced computer aided design and manufacturing systems (CAD-CAM). As of early 1998, these systems will be fully networked with printing plate production (CTP), computer driven product production, and quality management systems. This creates the ability for innovative and short cycle time packaging solutions that are a key factor for success in today's market.

Graph inserted depicting Sales Growth (in millions) for the Specialty Packaging group:

     1993      1994      1995      1996      1997

     14.7      15.8      17.0      18.6      20.8

Partnership Programs

     Special interactive programs and partnerships are utilized for focused market expansion. As a result, new demands from the market are quickly recognized and analyzed for execution. Solid graphic arts coupled with strong structural design are joined with customer initiatives to provide a product that is optimally designed for the manufacturing process. Coordinated initiatives significantly reduce the production cycle times and production costs which translates to a major competitive advantage.

Astronics Corporation Financial Review

     The following financial statements and related information for Astronics Corporation has been prepared by management and audited by Ernst and Young LLP, independent auditors.

Consolidated Statements of Income
(in thousands, except per share data)

                                   Year ended December 31,

                              1997           1996          1995
                              ____           ____          ____

Net Sales                     $40,972      $38,371       $28,536

Cost and Expenses

   Cost of products sold       27,543       27,333        19,970

   Selling, general and
     administrative expenses    7,463        7,959         5,148

   Interest expense, net of
     interest income of
     $14, $23 and $102            437          813           479

   Gain on sale of assets          -        (1,757)           -
                              _______      _______       _______
                               35,443       34,348        25,597


Income before taxes             5,529        4,023         2,939


Provision for income taxes      1,978        1,366         1,179
                              _______      _______       _______

Net Income                    $ 3,551      $ 2,657       $ 1,760
                              =======      =======       =======


Earnings per Share

   Basic                      $   .71      $   .55       $   .37
                              =======      =======       =======

   Diluted                    $   .67      $   .51       $   .37
                              =======      =======       =======

See notes to financial statements.

Consolidated Balance Sheets
(in thousands, except per share data)


                                             December 31,

                                        1997          1996
                                        ____          ____

Current Assets

   Cash and cash equivalents            $   740       $ 1,130

   Accounts receivable, net of
     allowance for doubtful accounts
     of $227 in 1997 and $404 in 1996     4,443         3,688

   Inventories                            4,761         4,862

   Prepaid expenses                         415           578
                                        _______       _______
     Total Current Assets                10,359        10,258


Property, Plant and Equipment, at cost

   Land                                     326           326

   Buildings and improvements             9,807         9,178

   Machinery and equipment               24,640        22,210
                                        _______       _______
                                         34,773        31,714
   Less accumulated depreciation
     and amortization                    16,613        14,072
                                        _______       _______
   Net Property, Plant and Equipment     18,160        17,642

Other Assets                              1,722         1,965
                                        _______       _______
                                        $30,241       $29,865
                                        =======       =======

Current Liabilities

   Current maturities of long-term
     liabilities                        $ 1,194      $ 2,246

   Accounts payable                       2,564       2,463

   Accrued expenses                       1,942       1,757

   Income taxes                             360         937
                                        _______       ______
     Total Current Liabilities            6,060        7,403

Long-Term Debt                            2,110       3,798

Long-Term Obligations Under
   Capital Leases                         1,194       1,600

Deferred Income Taxes                       822         545

Deferred Compensation                     1,857       1,677

Shareholders' Equity

   Common Stock, $.01 par value
     Authorized 10,000,000 shares, issued
     4,642,910 in 1997; 4,519,219 in 1996    46          45

   Class B Stock, $.01 par value
     Authorized 5,000,000 shares, issued
     715,797 in 1997; 749,161 in 1996         7           7

   Additional Paid-in capital             2,520       2,297

   Retained earnings                     16,640       13,089
                                        _______      _______
                                         19,213       15,438

   Less Treasury Stock:  341,946 shares
     in 1997; 298,307 shares in 1996,
     at cost                              1,015         596
                                        _______      _______
     Total Shareholders' Equity          18,198       14,842
                                        _______      _______
                                        $30,241      $29,865
                                        =======      =======

Consolidated Statements of Cash Flows
(in thousands)
                                              Year ended December 31,
                                             1997       1996     1995
                                             ----       ----     ----
Cash Flows from Operating Activities
   Net income                                $3,551    $2,657   $1,760
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depreciation and amortization            2,831     2,631    2,575
     Provision for doubtful accounts           (177)       45       (8)
     Gain on sale of assets                      -     (1,757)     (50)
     Provision for deferred taxes               277      (330)    (300)
     Cash flows from changes in operating
       assets and liabilities, Net of the
       effect of acquired or sold business:
       Accounts receivable                     (578)    1,141      169
       Inventories                              101     1,354      565
       Prepaid expenses                         163        68       51
       Accounts payable                         101       (61)     615
       Accrued expenses                         185       308      235
       Income taxes                            (577)      685       10
     Deferred compensation                      180     1,339        -
                                             ------     -----    -----
Net Cash provided by Operating Activities     6,057     8,080    5,622
                                             ------     -----    -----
Cash Flows from Investing Activities
   Proceeds from sale of assets                   -       219       60
   Change in other assets                       (46)     (281)    (429)
   Capital expenditures                      (3,060)   (4,025)  (6,101)
   Net payment for assets of company acquired     -        -    (6,292)
   Proceeds from sale of division                 -     2,250        -
                                             ------    ------   ------
Net Cash used by Investing Activities        (3,106)   (1,837)  (12,762)
                                             ------    ------    -----
Cash Flows from Financing Activities
   New long-term debt                             -        -     6,990
   Principal payments on long-term debt and
     capital lease obligations               (3,146)   (6,345)  (2,230)
   Proceeds from issuance of stock              337       464      193
   Fractional shares paid on stock
     distribution                                 -        (4)       -
   Purchase of stock for treasury              (532)        -     (561)
                                             ------    ------   ------
Net Cash provided (used) by
   Financing Activities                      (3,341)   (5,885)   4,392
Net increase (decrease) in cash and          ------    ------   ------
   cash equivalents                            (390)      358   (2,748)
Cash and Cash Equivalents at
   Beginning of Year                          1,130       772    3,520
                                             ------    ------   ------
Cash and Cash Equivalents at End of Year     $  740    $1,130   $  772
                                             ======    ======   ======
Disclosure of Cash Payments for:
   Interest                                  $  474    $  869   $  551
   Income taxes                               2,278     1,017    1,468

See notes to financial statements.

Consolidated Statements of Shareholders' Equity
(dollars and shares in thousands)

                                                                 Treasury
                              Common Stock     Class B Stock       Stock
                              ------------     -------------  -------------
                              Shares    Par    Shares  Par                     Paid-In     Retained
                              Issued    Value  Issued  Value  Shares   Cost    Capital     Earnings
                              ------    -----  ------  -----  ------   ----    -------     --------
Balance at December 31, 1994  3,232     $32     850    $ 9      187  $  462    $2,068       $8,687
Net Income for 1995                                                                          1,760
Treasury Stock Sold                                             (82)   (215)      (76)
Treasury Stock Purchased                                        197     561
Exercise of Stock Options        35       -                                         54
Class B Stock converted
  to Common Stock                35       1     (35)    (1)
                              _____     ____    ____   ____   _____  ______    ______      _______
Balance at December 31, 1995  3,302      33     815      8      302     808     2,046       10,447
Net Income for 1996                                                                          2,657
Stock Distribution            1,040      10                      75                            (15)
Treasury Stock Sold                                             (79)   (212)      (41)
Exercise of Stock Options        98       1      13      -                        292
Class B Stock converted to
  Common Stock                   79       1     (79)    (1)
                              _____     ____    ____   ____   _____  ______    ______      _______
Balance at December 31, 1996  4,519      45     749    $ 7      298  $  596    $2,297      $13,089
Net Income for 1997                                                                          3,551
Treasury Stock Sold                                             (38)   (113)       53
Treasury Stock Purchased                                         82     532
Exercise of Stock Options        91       1                                       170
Class B Stock converted to
  Common Stock                   33       -     (33)     -
                              _____     ____    ____   ____   _____  ______    ______      _______
Balance at December 31, 1997  4,643     $46     716    $ 7      342  $1,015    $2,520      $16,640

                              =====     ====    ====   ====   =====  ======    ======      =======


See notes to financial statements.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Summary of Significant Accounting Principles and Practices

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Revenue Recognition

     Revenue is recognized on the accrual basis, i.e., at the time of shipment of goods. There are no significant contracts allowing for right of return. The Company performs periodic credit evaluations of its customers financial condition and generally does not require collateral.

Inventories

     Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out
method.  Inventories at December 31 are as follows:
                                          (in thousands)
                                          1997      1996
                                        ________________
                    Finished Goods      $1,740    $1,826
                    Work in Progress       879       744
                    Raw Material         2,142     2,292
                                        ________________
                                        $4,761    $4,862
                                        ================

Property, Plant and Equipment

     Depreciation of property, plant and equipment is computed on the straight-line method for financial reporting purposes and on accelerated methods for income tax purposes. Estimated useful lives of the assets are as follows: buildings, 13-40 years; and machinery and equipment, 3-13 years. Leasehold improvements are amortized over the terms of the lease or the lives of the assets, whichever is shorter.

     The cost of properties sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the accounts, and the resulting gain or loss, as well as maintenance and repair expenses, are reflected in income. Renewals and betterments are capitalized.

Goodwill

     Included in other assets, the excess of purchase price over the fair value of net tangible assets acquired, net of accumulated amortization, amounted to $1,099,000 and $1,149,000 at December 31, 1997 and 1996, respectively. Accumulated amortization amounted to $332,000 and $282,000 at December 31,

1997 and 1996, respectively. These assets are amortized over 15-40 years on a straight-line basis, starting in the year of acquisition.

Income Taxes

     The Company files a consolidated federal income tax return.
Deferred taxes are computed under Statement of Financial
Accounting Standards No. 109, "Accounting for Income Taxes."

Earnings Per Share

     Earnings per share computations are based upon the following table:

                                    1997      1996     1995
                                   __________________________

Net Income                         $3,551    $2,657   $1,760
Basic earnings per share
  weighted average shares           4,996     4,835    4,789
Net effect of dilutive stock options  336       367        -
                                   __________________________
Diluted earnings per share
  weighted average shares           5,332     5,202    4,789
                                  =======    ======    ======
Basic earnings per share          $  0.71    $ 0.55   $ 0.37
                                  =======    ======    ======
Diluted earnings per share        $  0.67    $ 0.51   $ 0.37
                                  =======    ======    ======


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

Note 2

Acquisition

     On November 29, 1995, Astronics Corporation acquired for
$6,292,000 the assets and business devoted to electroluminescent lighting business of Loctite Luminescent Systems, Inc. of Lebanon, New Hampshire.

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


Note 3

Notes Payable

     The Company has an unsecured line of credit of $11,000,000, which provides for interest at bank prime or LIBOR plus 100 basis points. The line is available for three years and automatically converts into a four year term loan at not more than $9,000,000. At December 31, 1997 and 1996, $1,800,000 and $2,700,000,
respectively, was outstanding.


Note 4

Long-Term Debt

     Long-term debt consists of the following:

                                           (in thousands)
                                        1997            1996
                                   -----------------------------
Mortgage payable in installments
  through 2003 with interest
  at 11.00%                        $     39           $     43
Term loan payable in installments
  through 1998 with interest
  at 6.96%                              750              2,550
Revolver loan with interest
  at LIBOR plus 100 basis points      1,800              2,700
Urban Development Action Grant
  financing payable in monthly
  installments through 2006, with
  interest at 3%                        310                342
                                   ------------------------------
                                      2,899              5,635
Less current maturities                 789              1,837
                                   ------------------------------
                                   $  2,110           $  3,798
                                   ==============================

     The mortgage payable and grant are secured by certain property, plant and equipment. The unsecured term loan, among other requirements, imposes certain covenants with which the Company maintains compliance.

      Estimated principal maturities of long-term debt over the next five years are as follows: $789,000; $490,000; $492,000;
$494,000, and $496,000.


Note 5

Long-Term Obligations Under Capital Leases

     The County of Erie, State of New York, has issued industrial Revenue Development Bonds in connection with the acquisition of certain land, production facilities and equipment. These bear interest at seven to ten percent, or 70 percent of the bank's prime rate. The Company also leases certain other equipment under capital leases from six to ten percent interest. The following is a schedule by years of future minimum lease payments under the capital leases, together with the present value of the net minimum lease payments as of December 31, 1997:

                                        (in thousands)
                                                      Capital
                                   Period             Lease
                              -----------------------------------
                                   1998               $   520
                                   1999                   492
                                   2000                   429
                                   2001                   177
                                   2002                   143
                                 2003-2004                176
                                                      ---------

     Net minimum lease payments                         1,937
     Amounts representing interest                        338
                                                      ---------
     Present value of net
       minimum lease payments                         $ 1,599
                                                      =========

     Amounts related to the capital leases included in the Balance Sheet are summarized as follows:

                                             (in thousands)
                                        1997             1996
                                   ------------------------------
Property, Plant and Equipment:
  Land                                $    125        $   125
  Buildings and improvements             2,592          2,592
  Machinery and equipment                2,578          2,578
                                   ------------------------------
                                         5,295          5,295

Less accumulated
  depreciation                           4,025          3,863
                                   ------------------------------
                                      $  1,270        $ 1,432
                                      ========         =======
Debt:
  Current                                  405            409
  Long-term                              1,194          1,600
                                   -----------------------------
                                      $  1,599        $ 2,009
                                      ========        =======

     The Company subleases a portion of these facilities from which they anticipate future total minimum rentals of $1,043,000.

Note 6

Stock Option and Purchase Plans

     A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                      1997               1996                1995
                 --------------------------------------------------------
                         Weighted            Weighted           Weighted
                         Average             Average            Average
                         Exercised           Exercised          Exercised
                 Options Price      Options  Price      Options Price*
                 ---------------------------------------------------------
Outstanding at
 the beginning of
 the year          577,233  $2.07   540,849    $ 2.33   612,719  $2.05
Options granted     47,714  $7.69    95,714    $ 4.71   133,500  $2.93
Stock distribution    -       -     129,247    $ (.47)      -      -
Options exercised (128,563) $2.63  (175,582)   $ 1.55  (131,045) $1.58
Options expired    (15,358) $3.38   (12,995)   $ 2.61   (74,325) $2.41
                  ---------         -------             -------
Outstanding at
 the end of the
 year              481,026  $2.60   577,233    $ 2.07   540,849  $2.33
                  --------          -------             -------
Exercisable at
 December 31       403,156  $2.02   413,487    $ 1.66   374,849  $2.20
                  ========          =======             =======

     Exercise prices for options outstanding as of December 31, 1997 range from $1.05 to $8.29. The weighted average remaining contractual life of these options is 4.8 years.

     *1995 does not reflect restatement for the September 30, 1996 stock distribution.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation." The Company uses the measurement prescribed by APB Opinion No. 25 which does not recognize compensation expense if the exercise price of the stock option equals the market price of the underlying stock on the date of grant. SFAS 123 requires companies that choose to continue using APB Opinion No. 25, and thus not adopting the new fair value accounting rules, to disclose pro forma net income and earnings per share under the new method.

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997: risk-free interest rate of 6.0%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .38; and a weighted-average expected life of the option of 4.8 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the year ended December 31, 1997 is as follows: net income $3,431,000; basic earnings per share $ .69; and diluted earnings per share
$ .65. The pro forma effect on earnings for the years ended December 31, 1996 and 1995 was immaterial.

     The Company established the 1982 and 1992 Inventive Stock Option Plans for the purpose of attracting and retaining executive officers and key employees, and to align management's interest with those of the shareholders. Generally, the options must be exercised within ten years from the grant date and, under the 1992 Plan, the options vest ratably over a five year period. The exercise price for the options is equal to the fair market value at the date of grant. The Company had options outstanding for 152,500 shares and 173,750 shares under the 1982 and 1992 Plans, respectively. At December 31, 1997 options available for future issuance under the 1992 Plan are 109,250 shares.

     The Company established the 1984, 1993 and the 1997 Directors Stock Option Plan for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors, and to align their interest with those of the shareholders. The options must be exercised within ten years from the grant date. The exercise price for the option is equal to the fair market value at the date of grant. The Company had options outstanding for 78,906 shares and 44,000 shares under the 1984 and 1993 Plans, respectively. At December 31, 1997 options available for future issuance under the 1997 Plan are 100,000 shares.

     The Company established the Employee Stock Purchase Plan to encourage employees to invest in the Company. Each option is for one year, but may be canceled by the employee at any time during that year. The purchase price of the option is 85 percent of the market price on the date of grant. The employee pays for the option through a weekly payroll deduction. At December 31, 1997 employees had outstanding options to purchase 31,870 shares at $8.29 per share on September 30, 1998.


Note 7

Income Taxes

     The provision for income taxes consists of the following:

                                      (in thousands)
                               1997        1996        1995
                              --------------------------------
          Currently payable
            Federal           $1,635      $1,614      $1,412
            State                146          82          67
          Deferred (from prior)
            to future years      197        (330)       (300)
                              --------------------------------
                              $1,978      $1,366      $1,179
                              ======      ======      ======

     The effective tax rates of 35.8% in 1997, 34.0% in 1996, and 40.1% in 1995, which differ from the statutory federal income tax, are a result of the following:

                                1997         1996       1995
                              ----------------------------------
     Statutory federal income
       tax rate                 34.0%        34.0%      34.0%
     Tax exempt items, net        .4%          .6%        .6%
     State income tax, net of
       federal income tax
       benefit                   1.8%        1.8%        1.5%
     Other                       (.4%)      (2.4%)       4.0%
                              ----------------------------------
                                35.8%       34.0%       40.1%
                                =====       =====       =====

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1997 and 1996 are as follows:

                                        (in thousands)
                                     1997             1996
                              ---------------------------------
Long-term deferred tax liabilities:
  Tax depreciation over book
  depreciation                     $ 1,999           $ 1,730
    Net long-term deferred tax
    liability                        1,999            1,730
                              ---------------------------------
Long-term deferred assets:
  State net operating loss
  carryforwards                    $    57           $   118
  State investment tax credit
  carryforwards                        972              800
  Deferred compensation                814              749
  Other-net                            234              318
                              ---------------------------------
    Total long-term deferred
    tax assets                       2,077             1,985

  Valuation allowance for
  deferred tax assets related
  to state net operating
  losses and investment tax
  credit carryforward                 (900)            (800)
                              ---------------------------------
  Net long-term deferred tax
  asset                              1,177             1,185
                              ---------------------------------
    Net long-term deferred
    tax liability                  $   822           $   545
                                   =======           =======

     At December 31, 1997, the Company had state net operating loss carryforwards of $1,055,000 for income tax purposes expiring through 2010 and state investment tax credit carryforwards of $972,000 expiring through 2007. The state carryforwards are subject to separate tax return limitations.


Note 8

Deferred Profit Sharing/401(k) Plan and Deferred Compensation

     The Company has a trustees Deferred Profit Sharing/401(k) Plan for the benefit of its eligible full-time employees. The Profit Sharing/401(k) Plan provides for annual contributions based on percentages of pre-tax income. In addition, employees may contribute up to ten percent of their salary to the 401(k) features. The plan may be amended or terminated at any time. Total charges to income for the plan were $745,000, $548,000, and $438,000, in 1997, 1996, and 1995, respectively. In 1996, the
Company formalized a deferred compensation arrangement for senior officers, payable over a ten-year period after retirement.

Note 9

Accrued Expenses

     Accrued expenses consist of the following:

                                            (in thousands)
                                           1997          1996
                                        -------------------------
Accrued payroll and employee benefits    $   842      $    590
Accrued profit sharing                       745           616
Other accrued liabilities                    355           551
                                        -------------------------
                                         $ 1,942      $  1,757
                                         =======      ========

Note 10

Selected Quarterly Financial Information
(unaudited) (in thousands, except for per share data)

                                                  Quarter ended
                    Dec. 31,  Sept. 27, June 28,  Mar. 29  Dec. 31,   Sept. 28, June 29,  Mar. 30,
                      1997      1997      1997      1997     1996        1996     1996      1996
Net Sales           $11,445   $10,214   $ 9,688   $ 9,625  $10,024    $ 9,095   $ 9,683   $ 9,569
----------------------------------------------------------------------------------------------------
Gross Profit        $ 4,067   $ 3,289   $ 3,091   $ 2,982  $ 3,118    $ 2,551   $ 2,648   $ 2,721
----------------------------------------------------------------------------------------------------
Income before tax   $ 2,059   $ 1,457   $ 1,013   $ 1,000  $ 1,891    $ 1,043   $   551   $   538
----------------------------------------------------------------------------------------------------
Net income          $ 1,385   $   937   $   646   $   583  $ 1,236    $   678   $   377   $   366
----------------------------------------------------------------------------------------------------
Basic earnings
  per share         $   .28   $   .18   $   .13   $   .12  $   .25    $   .14   $   .08   $   .08
----------------------------------------------------------------------------------------------------
Diluted earnings
  per share         $   .26   $   .18   $   .12   $   .11  $   .24    $   .13   $   .07   $   .07
----------------------------------------------------------------------------------------------------



Note 11

Supplemental Cash Flow Information

     During the year ended December 31, 1996, the Company sold substantially all the assets of the Rodgard Division. During the year ended December 31, 1995, the Company purchased substantially all the assets of Loctite Luminescent Systems, Inc. These transactions resulted in non-cash increases in the following accounts.

                                   1996             1995
                              ------------------------------
     Accounts receivable         $   -            $ 2,093
     Inventories                    (84)            2,680
     Prepaid expenses                -                38
     Other assets                    -                498
     Property, plant and equipment   -              1,299
     Accounts payable                -               (310)
     Accrued expenses                -                (6)
     Deferred compensation         (338)               -


Note 12

Operations in Different Industries

     The Company operates in two areas: Aerospace and Electronics, and Specialty Packaging. Operations in Aerospace and Electronics involve the design, manufacturing and marketing of state-of-the-art and advanced technological components incorporated into functional systems including instrument panels, photo reproductions and keyboard technologies. Customers are typically well-know companies in the automotive, aerospace, defense, and electronics industries worldwide. Operations in Specialty Packaging involve the design, manufacturing and marketing of folding paperboard packaging for customers' delivery of their products and high quality custom imprinting of napkins, invitation and other paper products. The Company is a dominant provider of custom folding boxes in chosen markets.

     Corporate assets consist mainly of cash, cash equivalents and furniture and equipment.

                                        (in thousands)
                                 Income                    Depreciation
                       Operating Before           Capital      and
                Sales   Profit   Taxes  Assets ExpendituresAmortization
               ----------------------------------------------------------
1997 Aerospace
and Electronics $20,167  $3,529    -    $ 9,110   $  412     $  767
  Specialty
   Packaging     20,805   3,996          20,011    2,644      2,029
  Operating
   profit                        7,525
  Interest
   expense                        (437)
  Corporate                     (1,559)   1,120        4         35
               ----------------------------------------------------------
                $40,972  $7,525 $5,529  $30,241   $3,060     $2,831
                =======  ====== ======  =======   ======      ======


1996 Aerospace
and Electronics $19,718  $2,173    -    $ 8,077   $  254     $  799
  Specialty
   Packaging     18,653   3,258          20,295    3,761      1,753
  Operating
   profit                        5,431
  Interest
   expense                        (813)
  Gain on sale
   of assets                     1,757
  Corporate                     (2,352)   1,493       10         79
               ----------------------------------------------------------
                $38,371  $5,431 $4,023  $29,865   $4,025     $2,631
                =======  ====== ======  =======   ======      ======


1995 Aerospace
and Electronics $11,530  $1,557    -    $12,082   $  234     $1,219
  Specialty
   Packaging     17,006   2,955          17,603    5,817      1,306
  Operating
   profit                         4,512
  Interest
   expense                         (479)
  Corporate                      (1,094)  1,130       50        50
               ---------------------------------------------------------
                $28,536  $4,512  $2,939 $30,815   $6,101    $2,575
                =======  ====== ======  =======   ======      ======

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Astronics Corporation

     We have audited the accompanying consolidated balance sheets of Astronics Corporation as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astronics Corporation at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ Ernst & Young LLP

Buffalo, New York
January 22, 1998

MANAGEMENT'S STATEMENT OF RESPONSIBILITY

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

/s/ Kevin T. Keane                      /s/ John M. Yessa
    Kevin T. Keane                          John M. Yessa
President and                           Vice President-Finance, Treasurer
Chief Executive Officer                 and Chief Financial Officer


STOCK PRICES

The adjacent table sets forth the range of prices for the Company's Common Stock, traded on the Nasdaq National Market System, for each quarterly period during the last two years. The approximate number of shareholders of record as of February 23, 1998 was 980.

                                   1997                1996
               First          $4.88  -  $7.25     $2.80  - $4.60
               Second          6.13  -   6.75      3.70  -  5.60
               Third           6.38  -  10.00      4.20  -  5.70
               Fourth          8.00  -  12.50      4.50  -  6.00

FIVE-YEAR COMPARISON OF SELECTED FINANCIAL DATA

(in thousands, except per share data)

                               1997     1996     1995     1994     1993
                               ----     ----     ----     ----     ----
For the year:
  Sales                       $40,972  $38,371  $28,536  $24,944  $23,957
  Income before extraordinary
    item                        3,551    2,657    1,760    1,306    1,495
  Net income                    3,551    2,657    1,760    1,306    1,188
  Per share:
    Income before extraordinary
      item                        .71      .55      .37      .26      .30
    Basic earnings per share      .71      .55      .37      .26      .24
    Diluted earnings per share    .67      .51      .37      .26      .24
  Dividends                        --       --       --       --      .01
  Shares used in computation
    of basic earnings per share 4,996    4,835    4,789    4,966    5,002
  Shares used in computation
    of diluted earnings per
    share                       5,332    5,202    4,789    4,966    5,002

At end of year:
  Total assets                $30,241  $29,865  $30,815  $23,787  $24,786
  Net investment in property,
   plant and equipment         18,160   17,642   16,276   11,177   11,744
  Working capital               4,299    2,855    6,101    6,035    6,377
  Long-term debt                2,110    3,798    9,713    4,771    6,627
  Long-term obligations under
   capital leases               1,194    1,600    2,010    2,228    2,624
  Shareholders' equity         18,198   14,842   11,726   10,334    9,414

MANAGEMENT'S DISCUSSION AND ANALYSIS



The following table sets forth an income statement with percentage of net sales and the percentage increase (decrease) of such items as compared to the prior period.

                                   1997             1996           1995        Period to Period
                              ---------------------------------------------    1996-97  1995-96
(in thousands)                   $       %        $        %    $       %      -------  -------
Net sales
  Aerospace and Electronics   $20,167   49.2   $19,178  51.4  $11,530   40.4    2.3%    71.0%
  Specialty Packaging          20,805   50.8    18,653  48.6   17,006   59.6   11.5%     9.7%
                              -------   ----   -------  ----  -------   ----   ----     ----
                               40,972  100.0    38,371 100.0   28,536  100.0    6.8%    34.5%

Cost of goods sold             27,543   67.2    27,333  71.2   19,970   70.0     .8%    36.9%
Selling, general and
  administrative expenses       7,463   18.2     7,959  20.8    5,148   18.0   (6.2)%   54.6%
Gain on sale of assets             -      -     (1,757) (4.6)      -      -      -        -
                              -------   -----   ------  ----    -----   ----   ----     ----
                               5,966    14.6     4,836  12.6    3,418   12.0   23.4%    41.5%

Other deductions:
  Interest expense, net          437     1.1       813   2.1      479    1.7  (46.2)%   69.7%
                              ------    -----    -----  -----   ------  ----   ----     ----
  Income before taxes          5,529    13.5     4,023  10.5    2,939   10.3   37.4%    36.9%

Provision for taxes            1,978     4.8     1,366   3.6    1,179    4.1   44.8%    15.9%
                              ------    -----    -----  -----   ------  ----   ----     ----

  Net income                  $3,551     8.7    $2,657   6.9   $1,760    6.2   33.6%    51.0%
                              ======    ====    ======  ====    ======  ====   ====     ====

Introduction

     Astronics Corporation operates in two business segments:
Aerospace and Electronics; and Specialty Packaging. The Company changed the name of its Electronics Systems segment in 1997 to Aerospace and Electronics to better reflect its products and market focus. The Company designs, manufactures and markets electroluminescent lamps and incorporates them into escape path lighting systems, aircraft cockpit lighting systems, military aircraft formation lighting, and ruggedized and avionics keyboards.

     During the Third Quarter of 1997, the Specialty Packaging segment received its ISO 9001 certification. The Aerospace and Electronics segment anticipates its ISO 9001 certification in the near future.

     On July 1, 1997, the Company renegotiated the interest rate terms on its Revolving Line of Credit. Under the new terms, the company's interest rate is LIBOR plus 100 basis points or the bank's prime rate. No other terms or conditions were changed in the agreement.

     On October 30, 1996, effective September 30, 1996, Astronics Corporation sold its Rodgard Division, a manufacturer of thick walled elastomeric products. Sales for the nine months of 1996 totaled $1,494,000, and sales for the year ended December 31, 1995, were $2,568,000.

     On November 29, 1995, the Company acquired the business and assets of Loctite Luminescent Systems, Inc., Lebanon, NH. This business complements the electroluminescent business already performed by the Company's Aerospace and Electronics segment. The acquired business and the existing enterprise were combined in a single business unit under the name of Luminescent Systems, Inc. The Company operates plants in New Hampshire and New York, as well as a sales office in Belgium.

     The Financial Accounting Standards Board (FASB) issued Statement No. 128 "Earnings per Share" for Companies reporting after December 15, 1997. The Company shows the information for both basic and diluted earnings per share in its financial statements and footnotes. For Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company uses diluted earnings per share only. The new FASB pronouncement 130 "Reporting Comprehensive Income" is not applicable to the Company.

Sales

     Astronics Corporation established a new sales record for the year as well as for the last 14 quarters based on the trailing twelve months results. Sales increased 6.8 percent in 1997 over 1996 compared to an increase of 34.5 percent over 1995. Sales in 1997, based on ongoing operations, increased 11.1 percent. Sales for the year were evenly divided between Aerospace and Electronics (49.2 percent) and Specialty Packaging (50.8 percent). The gain in Aerospace and Electronics sales in 1996 is the result of the late 1995 acquisition of Loctite Luminescent Systems.

     Sales in the Aerospace and Electronics segment increased 2.3 percent in 1997 to $20,167,000 compared to the growth in 1996 of
71.0 percent over 1995. When sales growth is calculated on an ongoing business basis, sales increased 10.7 percent in 1997 and
103.3 percent in 1996. The major product areas of growth have been realized in the emergency egress lighting and cockpit lighting systems areas. The Company has been awarded key development contracts for lighting systems in planes being developed for the commercial, private and military aircraft markets.

     Sales in the Specialty Packaging segment increased 11.5 percent in 1997 to $20,805,000. This followed an increase of 9.7 percent in 1996 in which sales increased from $17,006,000 in 1995 to $18,653,000 in 1996. This growth has been experienced mainly in the custom box business. This product line utilizes the Company's engineering, design and manufacturing capabilities for specific product solutions enabling customers to enhance their distribution to the marketplace. The Company is continuing to develop opportunities to partner with customers to jointly meet the customer's needs.

     The Company is increasing its international business, which amounted to approximately 15 percent of 1997 sales. Sales to foreign customers are made in U.S. dollars. Less than one percent of total sales were made to Asian countries. Sales in the Aerospace and Electronics segment are mainly by competitive bid based on customer specifications. None of the government contracts are subject to renegotiation of profits clauses. Sales in the Specialty Packaging segment are approximately 50 percent from standard catalog pricing and 50 percent from competitive bid based on customer specifications.

Expenses

     The gross profit margin increased in 1997 to 32.8 percent, compared to 28.8 percent in 1996 and 30.0 percent in 1995. The product mix change since 1995, which has resulted from the 1995 acquisition, has had an effect on the ratios. The total cost of goods sold increased less than one percent in 1997 on a sales increase of 6.8 percent. This compares to an increase of 36.9 percent in 1996 on sales growth of 34.5 percent. Within this broad group, there have been various shifts of costs. For example, material usage was 19.7 percent in 1997, 25.2 percent in 1996 and 25.6 percent in 1995. Employee costs (wages and benefits) was 28.0 percent in 1997, 26.4 percent in 1996 and 23.4 percent in 1995. Part of this increase reflects the technical nature of the increasing sales in Aerospace and Electronics, which require more support. Depreciation, as a percent of sales, decreased from 7.7 percent in 1995 to 5.6 percent in 1997. Facility costs have increased from 5.1 percent of sales in 1995 to 6.1 percent in 1997. This reflects the rental payments made on the facilities in New Hampshire. All other categories of expenses were approximately the same percentage of the sales dollar in each of the three years.

     The company's operating profit increased by 93.8 percent in 1997, after decreasing by 10.0 percent in 1996. This wide variance is the result of the finalization in 1996 of a deferred compensation arrangement for senior management. When this one-time expense is removed for comparison purposes, operating income increased in both years: 1997 by 39.4 percent and in 1996 by 25.2 percent. The expenses in this area tend to be more fixed than variable. Employee costs were 10.2 percent of sales in 1997,
10.3 percent in 1996 (restated), and 10.7 percent in 1995. All other cost areas are within a percentage point of the prior year.

     In October 1996, the Company sold its Rodgard Division for cash of $2,250,000. The Company retained the facility used by this Division, and is leasing it to the new owners of the business. The net gain on this transaction was $1,757,000. The Company also recorded, as expense in the same period, an additional contribution to the employees' Profit Sharing Plan, the write-down of potentially obsolete inventory in the Aerospace and Electronics segment, an additional reserve for accounts receivables over 120 days, and the formalization of the deferred compensation arrangement. The net effect of the gain and the recording of additional expenses is approximately $100,000 of income after taxes, or $.02 per share.

Interest

     Interest costs, net of interest income, was $437,000 (1.1 percent of sales) in 1997, $813,000 (2.1 percent of sales) in 1996, and $479,000 (1.7 percent of sales) in 1995. The Company reduced its total long-term indebtedness by $3,146,000 in 1997, $6,345,000 in 1996, and $2,230,000 in 1995. Also in 1995, the
Company borrowed $6,990,000 to facilitate the acquisition of Loctite Luminescent Systems, Inc. In July 1997, the Company reduced its interest rate on outstanding debt from its Revolving Line of Credit by 25 basis points to LIBOR plus one hundred basis points. The Company does not have any compensating balance arrangements in its financing.

Income Before Taxes

     Income before taxes increased 37.4 percent in 1997 to $5,529,000 compared to the 1996 increase of 36.9 percent to $4,023,000. In 1995, the Company earned $2,939,000 before provision for taxes.

Taxes

     The provision for taxes for 1997 is $1,978,000, or 4.8 percent of net sales, compared to $1,366,000, or 3.6 percent of sales in 1996, and $1,179,000, or 4.1 percent of sales in 1995. The effective tax rate for 1997 was 35.8 percent, compared to
34.0 percent in 1996 and compared to 40.1 percent in 1995. The

Company utilized state tax credits in 1997 and 1996. The
Company's Federal Income Tax returns have been audited through 1995.

Net Income

     The Company earned 8.7 percent on the sales dollar in 1997, compared to 6.9 percent in 1996 and 6.2 percent in 1995. The net income was $3,551,000 in 1997, $2,657,000 in 1996, and $1,760,000
in 1995. On a trailing twelve-month basis, the Company has increased earnings in each of the last 15 quarters. On a diluted earnings per share basis, the Company earned $.67 in 1997, $.51 in 1996, and $.37 in 1995.

Liquidity

     Working Capital increased in 1997 to $4,299,000 from $2,855,000 in 1996. The Company's cash decreased during the 1997 year by $390,000 after increasing by $358,000 in 1996. The
Company remains current on all loan commitments and covenants.

Credit Line

     The Company maintains an unsecured revolving line of credit for $11,000,000 with interest at either the bank's prime rate or LIBOR plus 100 basis points. At the end of three years (November 27, 1998) the Company can convert up to $9,000,000 of the outstanding balance to a four-year term loan. At December 31, 1997, the outstanding loan balance was $1,800,000, compared to $2,700,000 at December 31, 1996.

     The Company believes that the cash generated from operations combined with the Revolving Line of Credit are adequate to fund the needs for working capital and capital expenditures for the 1998 Corporate Plan.

Dividend

     The Company believes that its current investment programs (investments in technologies, processes and equipment, the reduction of debt, and the possible purchase of Treasury Stock) are important uses of cash, and are in the best long-term interest of its shareholders. Therefore, there are no plans to institute a cash dividend program.

Backlog

     At December 31, 1997, the Company's backlog was $10,807,000, compared to $10,106,000 at December 31, 1996 and $8,953,000 at
the end of 1995. The backlog for the Aerospace and Electronics segment was $9,686,000, $8,784,000, and $7,328,000 at December
31, 1997, 1996 and 1995, respectively. The Specialty Packaging segment had backlogs of $1,121,000, $1,322,000, and $1,625,000 at
December 31, 1997, 1996 and 1995, respectively. The Company's commitment to on-time delivery of products and short cycle times have enabled the Company to reduce its inventories and improve the delivery of products to its customers.

Commitments

     At December 31, 1997, the Company had outstanding capital expenditure commitments of approximately $4,100,000 compared to $2,000,000 at the end of 1996 and 1995. The major outstanding commitment is for a new printing press that will be installed in the Second Quarter of 1998. The Company also has normal outstanding purchase orders for raw materials and supplies necessary to carry on the business. The Company is not aware of any commitments in excess of today's market values nor in excess of quantities that will be used in normal operations. The Company is not aware of any contingent liabilities not provided for in its financial statements.

Year 2000

     The Company employs several different computer systems for financial, engineering and manufacturing purposes. The Company purchases these systems, both hardware and software. Therefore, it does not have programmers writing code internally. In the last year, the Company was able to install upgrades to some of its systems that are Year 2000 compliant. Other systems will be upgraded in 1998 or in 1999, which the vendors have promised to be Year 2000 compliant. In the case of some software, the Company is installing a totally new software package that meets the Year 2000 issue as well as other desired improvements. At this time, the Company is not aware of any vendor's schedule that would affect the continuous operations of the business. The total invested for software upgrades to date is less than $50,000, and the Company's budget for additional upgrades and new software in 1998 is approximately the same. The Company continues to monitor this area, as well as key suppliers' compliance.

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

Daniel G. Keane
President, MOD-PAC CORP.

Kevin T. Keane
President and Chief Executive Officer, Director, Astronics
Corporation

James S. Kramer
Vice-President, Luminescent Systems, Inc.

Robert J. McKenna
Director, Astronics Corporation
Chairman of the Board, President and Chief Executive Officer,
Acme Electric Corporation

John M. Yessa
Vice-President-Finance and Treasurer, Chief Financial Officer,
Director, Astronics Corporation

THE COMPANIES OF ASTRONICS

Krepe-Kraft Inc.
Blasdell, New York

Luminescent Systems Inc.
East Aurora, New York and Lebanon, New Hampshire

MOD-PAC CORP.
Buffalo, New York

STOCK EXCHANGE LISTING

The Company's stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol ATRO.

TRANSFER AGENT AND REGISTRAR

American Stock Transfer and Trust Company
New York, New York

ATTORNEYS

Phillips, Lytle, Hitchcock, Blaine & Huber
Buffalo, New York

INDEPENDENT ACCOUNTANTS

Ernst & Young LLP
Buffalo, New York

ANNUAL MEETING

April 23, 1998 - 10:00 A.M.
Orchard Park Country Club
S-4777 South Buffalo Street
Orchard Park, New York

FORM 10-K ANNUAL REPORT

The Company's Form 10-K Annual Report to the Securities and Exchange Commission provides certain additional information. A copy of this report may be obtained upon request to Shareholder Relations, Astronics Corporation, 1801 Elmwood Avenue, Buffalo, NY 14207.

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

PRESS RELEASES

In an effort to provide efficient and cost-effective communications to our shareholders, we are mailing copies of all Press Releases directly to our shareholders of record on the day of the release. These Press Releases will carry appropriate financial data, when applicable. The Press Release dates for the 1998 quarterly results are:

     First Quarter - April 21, 1998
     Second Quarter - July 21, 1998
     Third Quarter - October 20, 1998
     Fourth Quarter - January 26, 1999

Astronics Corporation
1801 Elmwood Avenue
Buffalo, New York  14207

                                EXHIBIT 21


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

                           EXHIBIT 23

           Consent and Report of Independent Auditors



Board of Directors
Astronics Corporation



We consent to the incorporation by reference in this Annual
Report (Form 10-K) of Astronics Corporation of our report dated
January 22, 1998, included in the 1997 Annual Report to
Shareholders of Astronics Corporation.

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

We also consent to the incorporation by reference in Registration Statement (Form S-8 No. 2-93090) pertaining to the Employee Stock Purchase Plan of Astronics Corporation of our reports dated January 22, 1998, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of Astronics Corporation.

We also consent to the incorporation by reference in Registration Statement (Form S-8 No. 33-65141) filed with the Securities and Exchange Commission for the registration of 732,132 shares of Astronics Corporation common stock of our reports dated January 22, 1998, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of Astronics
Corporation.



                                        ERNST & YOUNG LLP


Buffalo, New York
March 25, 1998