Form 10-Q
period 1998-04-04
ASTRONICS CORP
filed 1998-05-19
CIK 8063

SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC   20549

                                 FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended April 4, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 0-7087


                           ASTRONICS CORPORATION
(Exact Name of Registrant as Specified in Its Charter)


     New York                                         16-0959303
________________________________________________________________________
(State or Other Jurisdiction of                     (I.R.S. Employer
  Incorporation or Organization)                     Identification No.)

1801 Elmwood Avenue, Buffalo, New York                   14207
________________________________________________________________________
(Address of Principal Executive Office)                 (Zip Code)


                               716-447-9013
________________________________________________________________________
           (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(g) of the Act:

         $.01 par value Common Stock, $.01 par value Class B Stock
________________________________________________________________________
                             (Title of Class)

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


As of April 4, 1998, 4,318,464 shares of $.01 par value common stock and 715,797 shares of $.01 par value Class B common stock were outstanding.

PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements


                           ASTRONICS CORPORATION

                        Consolidated Balance Sheet
                               April 4, 1998
              With Comparative Figures for December 31, 1997



                                  ASSETS

                                        (Dollars in
                                        Thousands)
                                        April 4, 1998       December 31,
                                        (Unaudited)             1997
Current Assets:
     Cash                               $    268            $    740
     Accounts receivable                   5,222               4,443
     Inventories:
          Finished goods                   1,514               1,740
          Work in process                  1,022                 879
          Raw material                     2,144               2,142

     Prepaid expenses                         30                 415
                                        --------            --------
          Total current assets            10,200              10,359

Property, Plant and Equipment             37,786              34,773

     Less accumulated depreciation
       and amortization                   17,244              16,613
                                        --------            --------
       Net property, plant and equipment  20,542              18,160

Other Assets                               1,666               1,722

                                        $ 32,408            $ 30,241
                                        ========            ========



See notes to financial statements.

                           ASTRONICS CORPORATION

                        Consolidated Balance Sheet
                               April 4, 1998
              With Comparative Figures for December 31, 1997



                   LIABILITIES AND SHAREHOLDERS' EQUITY


                                        (Dollars in
                                         Thousands)
                                        April 4, 1998        December 31,
                                         (Unaudited)             1997
Current Liabilities:
  Current maturities of long-term debt  $   594              $ 1,194
  Accounts payable                        4,000                2,564
  Accrued expenses                        1,276                1,942
  Income taxes                              495                  360
                                        -------              -------
     Total current liabilities            6,365                6,060

Long-Term Debt                            3,300                2,110

Long-Term Obligations under
 Capital Leases                           1,090                1,194

Deferred Income Taxes                       806                  822

Deferred Compensation                     1,885                1,857

Shareholders' Equity:
 Common stock, $.01 par value
 Authorized 10,000,000 shares, issued
 4,660,410 in 1998, 4,642,910 in 1997        47                   46

 Class B common stock, $.01 par value
 Authorized 5,000,000 shares, issued
 715,797 in 1998, 715,797 in 1997             7                    7

 Additional paid-in capital               2,538                2,520
 Retained earnings                       17,385               16,640
                                        _______              _______
                                         19,977               19,213

 Less shares in Treasury, at cost         1,015                1,015

     Total shareholders' equity          18,962               18,198

                                        $32,408              $30,241
                                        =======              =======

See notes to financial statements.

                           ASTRONICS CORPORATION

          Consolidated Statement of Income and Retained Earnings
                     Three Months Ended April 4, 1998
                     With Comparative Figures for 1997

                                               (Dollars in
                                                Thousands)
                                                (Unaudited)
                                                    1998          1997

Net Sales                                      $  11,057          $  9,625
Costs and Expenses:
 Cost of products sold                             7,692             6,643
 Selling, general and administrative expenses      2,104             1,873
 Interest expenses, net of interest income
  of $0 in 1998 and $11 in 1997                       77               109
                                               ---------         ---------
     Total costs and expenses                      9,873             8,625
                                               ---------         ---------
Income before taxes                                1,184             1,000

Provision for income taxes                           439               417
                                               ---------         ---------
Net Income                                           745               583

Retained Earnings:

     January 1                                    16,640            13,089
                                               ---------         ---------
     April 4                                   $  17,385         $  13,672
                                               =========         =========

Earnings per share:

     Basic                                     $     .15         $     .12
                                               =========         =========
     Diluted                                   $     .14         $     .11
                                               =========         =========




See notes to financial statements.

                           ASTRONICS CORPORATION

                   Consolidated Statement of Cash Flows
                     Three Months Ended April 4, 1998
                     With Comparative Figures for 1997

                                                  (Dollars in Thousands)
                                                        (Unaudited)
                                                     1998          1997
Cash Flows from Operating Activities:
  Net income                                      $   745        $   583
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Depreciation and amortization                     693            665
    Provision for doubtful accounts                   (30)           (77)
    Provision for deferred taxes                      (16)            50
    Cash flows from changes in
      operating assets and liabilities:
      Accounts receivable                            (749)            82
      Inventories                                      81            155
      Prepaid expenses                                385            128
      Accounts payable                              1,436            166
      Accrued expenses                               (666)          (554)
      Income taxes                                    135           (560)
      Deferred compensation                            28             37
                                                  -------        -------
  Net Cash provided (used) by
    Operating Activities:                         $ 2,042        $   675
                                                  -------        -------
Cash Flows from Investing Activities:
  Change in other assets                               (5)           (36)
  Capital expenditures                             (3,013)          (159)
                                                  -------        -------
  Net Cash provided (used) by
    Investing Activities                          $(3,018)       $  (195)
                                                  -------        -------
Cash Flows from Financing Activities:
  New long-term debt                                1,200            250
  Principal payments on long-term
    debt and capital lease obligations               (715)          (760)
  Proceeds from issuance of stock                      19            149
                                                  -------        -------
  Net Cash provided (used) by
    Financing Activities                          $   504        $  (361)
                                                  -------        -------
Net increase (decrease) in Cash
  and Cash Equivalents                               (472)           119

Cash and Cash Equivalents at
  Beginning of Year                                   740          1,130
                                                  -------        -------
Cash and Cash Equivalents at April 4              $   268        $ 1,249
                                                  =======        =======
Disclosure of cash payments for:
  Interest                                        $    95        $   129
  Income taxes                                        322            926
See notes to financial statements.

                           ASTRONICS CORPORATION

                       Notes to Financial Statements

                               April 4, 1998




     1) The interim financial statements are unaudited, but, in the opinion of management, reflect all adjustments necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report for the year ended December 31, 1997.

                           ASTRONICS CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following table sets forth as a percent of net sales certain items reflected in the financial data and the percentage increase (decrease) of such items as compared to the prior period.

                         Percent of Net Sales          Period-to-Period
                         Three months ended April 4,   Increase (Decrease)
                         ---------------------------   -------------------
                             1998         1997              1997-1998
                             ----         ----              ---------

Net Sales:
  Aerospace and Electronics  52.5%        47.1%               28.2 %
  Specialty Packaging        47.5         52.9                 3.0 %
                            ------       ------
                            100.0%       100.0%               14.9 %

Cost of products sold        69.6         69.0                16.2 %
Selling, general and
  administrative expenses    19.0         19.5                10.9 %
Interest expenses, net         .7          1.1               (29.4)%
                            ------       ------
                             89.3%        89.6%               14.5 %

Income before provision
  for income taxes           10.7%        10.4%               18.4 %

Provision for taxes           4.0          4.3                 5.3 %
                            ------       -------
Net Income                    6.7%         6.1%               27.8 %
                            ======       ======

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

On April 24, 1998, the Company announced the United States Air Force had selected its Luminescent Systems Inc. subsidiary to design, develop and manufacture night vision lighting modification kits for the F-16 NVIS program. The contract with the Air Force is potentially valued in excess of $50,000,000. Initially, 377 F-16 aircraft will be completed by the end of 1999 for a value in excess of $16,000,000. An additional 779 units, under exercise of the government's option, would be manufactured in the following two years.

On July 1, 1997, the Company renegotiated the interest rate terms on its Revolving Line of Credit. Under the new terms, the Company's interest rate is LIBOR plus 100 basis points, or the bank's prime rate. No other terms or conditions were changed in the agreement,

On October 30, 1996, effective September 30, 1996, Astronics Corporation sold its Rodgard Division, a manufacturer of thick walled elastomeric products. Sales for the nine months of 1996 totaled $1,494,000, and sales for the year ended December 31, 1995 were $2,568,000.

SALES

The Company set a new First Quarter sales record with an increase in sales of 14.9 percent over the record established in 1997. Sales were $11,057,000 compared to $9,625,000 in 1997 and $9,569,000 in 1996. Sales from continuing operations [eliminating the Rodgard Division sales for 1996] for the First Quarter of 1997 showed growth of 6.7 percent. In 1996, sales increased 32.4 percent from 1995 sales of $7,226,000.

Sales within the Aerospace and Electronics segment increased 28.3 percent in 1998, while they were nominally the same in 1997, based on continuing operations. In 1996, sales increased 70.7 percent, substantially the result of the November 1995 acquisition. The Company's order activity has increased in 1998.

Sales in the Specialty Packaging segment increased nominally (3.0 percent) in 1998, compared to 14.2 percent in 1997 and 5.4 percent in 1996. The Company continues to expand its market share through focus on customer service with on-time deliveries, high quality products and short turnaround times. Price increases have been nominal, but the pressure to reduce pricing continues to moderate.

BACKLOG

The Company's backlog increased 35.2 percent in the First Quarter of 1998 to a new all time record of $14,600,000. This compares to $10,800,000 at December 31, 1997. The backlog at the end of the First Quarter of 1996 was $10,500,000. The backlog is composed of $13,400,000 in the Aerospace and Electronics segment and $1,200,000 in the Specialty Packaging segment.

EXPENSES

Cost of products sold increased slightly in 1998 to 69.8 percent of sales compared to 69.0 percent in 1997 and 71.6 percent of sales in 1996. The increase in 1998 reflects higher employee costs, 30.8 percent, compared to
28.0 percent in 1997 and 27.9 percent in 1996. The increased costs are for additional personnel supporting the technical aspects of the businesses. The decrease in overall product costs in 1997 resulted from improved productivity, reduced tooling and transition costs. Material costs were nominally the same in 1998, 20.2 percent of sales, as in 1997. This compares to 23.6 percent in 1996. As a percent of sales, the Company experienced higher rental and repair costs, while it experienced lower depreciation and supply expenses. The remaining general categories increased/decreased less than one percentage point of sales. The net results of the above produced gross profits of $3,365,000 in 1998, $2,982,000 in 1997, and $2,721,000 in 1996.

Selling, general and administrative expenses continued to decrease as a percentage of sales: 19.0 percent in 1998, 19.5 percent in 1997, and 20.4 percent in 1996. The majority of these costs are for employee services (58.0 percent), marketing expenses (13.1 percent), and operating supplies (13.9 percent). The percent of total selling, general and administrative costs is for 1998, but similar percentages were experienced in the prior years. The Company has a policy that it reserves all trade receivables over 120 days (150 days in 1996), or earlier if there are substantial questions. During this quarter, the Company expensed $40,000 for doubtful accounts, compared to a reduction in expenses in 1997 of $60,000, and an expense of $163,000 in 1996. Operating income increased to $1,261,000, or 11.4 percent of sales, in 1998, compared to $1,109,000 in 1997, or 11.5 percent of sales, and compared to $769,000, or 8.0 percent in 1996.

INTEREST

Interest costs, net, decreased in 1998 by $32,000 to $77,000. In 1997 interest costs decreased compared to an increase in 1996. The 1998 and 1997 decrease in borrowings reflect the strong cash flow which allows steady reduction of indebtedness. The 1996 increase reflected the financing of the November 1995 acquisition. As a percent of sales, net interest costs were .7 percent of sales in 1998, 1.1 percent of sales in 1997, and
2.4 percent of sales in 1996. While the Company increased its borrowing for the acquisition in 1995, and for working capital in late 1995 and early in 1996, 1997 and 1998, it has steadily reduced prior debt as scheduled. The revolving line of credit is priced at LIBOR plus 100 basis points. Gross interest expense was $77,000 in 1998, $120,000 in 1997, and $235,000 in 1996.

SUMMARY

As a result of the increase in sales of 14.9 percent, with overall costs increasing at a slightly slower pace (14.5 percent), the Company reported income before taxes of $1,184,000, or 10.7 percent of sales in 1998, compared to $1,000,000 or 10.4 percent of sales in 1997, and $538,000, or
5.6 percent of sales in 1996.

TAXES

The Company's tax provision takes into account the federal and state taxes for which it is liable. The Company records its tax expense under the FASB 109 guidelines. Normally, the First Quarter's tax provision is higher as all minimum taxes are accrued during this period. The 1998 provision is $439,000, or 4.0 percent of sales, compared to the 1997 tax provision of $417,000, or 4.3 percent of sales, which compares to $172,000, or 1.8 percent of sales, in 1996. The 1996 provision reflected favorable changes in the New York State tax law for the First Quarter of 1996 and for the 1995 year.

NET INCOME

Net income for the First Quarter of 1998 established a new record for the quarter: $745,000, or $.14 per diluted share, compared to $583,000, or $.11 per diluted share in 1997, which compared to $366,000, or $.07 per diluted share in 1996.

LIQUIDITY

Cash flow from operating activities increased by $2,042,000 in 1998, compared to $675,000 in 1997. The Company invested $3,013,000 in new equipment in 1998, compared to $159,000 in the First Quarter of 1997. The Company reduced its indebtedness by $715,000 in the First Quarter while borrowing $1,200,000 for working capital. This compared to a reduction in indebtedness of $760,000 in the First Quarter of 1997, when the Company borrowed $250,000 for working capital purposes. The Company has an $11,000,000 revolving line of credit available for additional working capital needs, of which it had utilized $3,000,000 at the end of the First Quarter of 1998 compared to $2,750,000 at the end of the First Quarter of 1997. The Company feels that its beginning cash balance, the cash flow from internal operations and the available balance of the revolving line of credit are adequate to meet the Company's operational and investment plans for 1998.

COMMITMENTS

The Company has outstanding commitments for capital investments of approximately $2,400,000 at the end of the First Quarter of 1998 compared to $2,000,000 at the end of the First Quarter of 1997. An investment of approximately $1,600,000, initially scheduled for installation in the First Quarter of 1997, was delayed until the Second Quarter. During the Second Quarter of 1997, the Company repurchased its shares of common stock owned by ATRO Companies Profit Sharing/401(k) Plan for $532,000. The Company has commitments for items that it purchases in the normal on-going affairs of the business. The Company is not aware of any obligations in excess of normal market conditions, nor of any long-term commitments that would affect its financial condition.

The Company is also in the initial stages of planning the addition of a new facility for the New Hampshire operations of the Aerospace and Electronics segment. The initial plans are for approximately 80,000 square feet of building along with additional manufacturing equipment. The estimated costs are $7,000,000 for the project, which would be completed in mid-1999. Currently, the Company leases three buildings for its production, engineering, marketing and administrative purposes. The Business Authority of New Hampshire has induced the Company for the issuance of $7,250,000 in tax exempt Industrial Revenue Bonds.

YEAR 2000

The Company employs several different computer systems for financial, engineering and manufacturing purposes. The Company purchases these systems, both hardware and software. Therefore, it does have programmers writing code internally. In the last year, the Company was able to install upgrades to some of its systems that are Year 2000 compliant. Other systems will be upgraded in 1998 or in 1999, which the vendors have promised to be Year 2000 compliant. In the case of some software, the Company is installing a totally new software package that meets the Year 2000 issue as well as other desired improvements. At this time, the Company is not aware of any vendor's schedule that would affect the continuous operations of the business. The total invested for software upgrades to date is approximately $50,000, and the Company anticipates another $100,000 being spent for upgrades and new software in 1998. The Company continues to monitor this area. Also, the Company is seeking assurances of Year 2000 compliance by its key suppliers.

PART II - OTHER INFORMATION



Item 1.   Legal Proceedings.

          None.


Item 2.   Changes in Securities.

          None.


Item 3.   Defaults Upon Senior Securities.

          None.


Item 4.   Submission of Matters to a Vote of Securities Holders.

          At the annual meeting of shareholders held on April 23, 1998, the nominees to the Board of Directors were re-elected based on the following results:

                                                       Votes Withholding
               Nominees            Votes For               Authority

          Robert T. Brady          9,034,363                261,087
          John B. Drenning         9,190,280                105,170
          Kevin T. Keane           9,236,603                 58,847
          Robert J. McKenna        9,240,159                 55,291
          John M. Yessa            9,240,159                 55,291

          The increase by 250,000 shares of the Company's $.01 par value common stock available for issuance under the Company's Employee Stock Purchase Plan was approved by the following vote: 8,774,201 in favor; 497,339 against; and 23,910 abstentions.

          The selection of Ernst & Young LLP as the Registrant's auditors was approved by the following vote: 9,246,743 in favor; 37,914 against; and 10,793 abstentions.

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


DATED:  May 18, 1998


                                          ASTRONICS CORPORATION



                              /S/John M. Yessa
                                 John M. Yessa
                                 Vice President-Finance and Treasurer

                                EXHIBIT 11

                     COMPUTATION OF PER SHARE EARNINGS



                              (in thousands, except for per share data)
                                        Quarter Ended April 4
                                   1998           1997           1996

Net income                        $  745          $  583         $  366
                                  ======          ======         ======
Basic earnings per share
  weighted average shares          5,025           5,022          4,786

Net effect of dilutive
  stock options                      331             345            354
                                  ______          ______         ______

Diluted earnings per share
  weighted average shares          5,356           5,368          5,140
                                  ======          ======         ======
Basic earnings per share
                                   $ .15          $  .12         $  .08
                                  ======          ======         ======

Diluted earnings per share         $ .14          $  .11         $  .07
                                  ======          ======         ======