Form 10-Q
period 1998-07-04
ASTRONICS CORP
filed 1998-08-18
CIK 8063

SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC   20549

                                 FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended July 4, 1998

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

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

                                    Yes  [ X ]         No  [   ]

As of July 4, 1998, 4,330,772 shares of $.01 par value common stock and 703,489 shares of $.01 par value Class B common stock were outstanding.

                      PART I - FINANCIAL INFORMATION


Item 1.        Financial Statements

                           ASTRONICS CORPORATION

                        Consolidated Balance Sheet
                               July 4, 1998
              With Comparative Figures for December 31, 1997
                                  ASSETS

                                          (Dollars in Thousands)
                                        July 4, 1998    December 31,
                                        (Unaudited)        1997
                                        ____________    ____________
Current Assets:
  Cash                                  $    146        $    740
  Accounts receivable                      5,087           4,443
  Inventories:
    Finished goods                         1,311           1,740
    Work in process                        1,191             879
    Raw material                           2,475           2,142

  Prepaid expenses                           330             415
                                        ________        ________
               Total current assets       10,540          10,359

Property, Plant and Equipment             38,194          34,773

  Less accumulated depreciation
    and amortization                      17,926          16,613
                                        ________        ________
               Net property, plant and
                 equipment                20,268          18,160

Other Assets                               1,667           1,722
                                        ________        ________

                                        $ 32,475        $ 30,241
                                        ========        ========

See notes to financial statements.






                           ASTRONICS CORPORATION

                        Consolidated Balance Sheet
                               July 4, 1998
              With Comparative Figures for December 31, 1997

                   LIABILITIES AND SHAREHOLDERS' EQUITY

                                          (Dollars in Thousands)
                                        July 4, 1998    December 31,
                                        (Unaudited)        1997
                                        ____________    ____________
Current Liabilities:
  Current maturities of long-term
    debt                                  $   445        $  1,194
  Accounts payable                          2,284           2,564
  Accrued expenses                          1,518           1,942
  Income taxes                                 38             360
                                         ________        ________
          Total current liabilities         4,285           6,060

Long-Term Debt                              4,650           2,110

Long-Term Obligations under
  Capital Leases                              992           1,194

Deferred Income Taxes                         847             822

Deferred Compensation                       1,918           1,857

Shareholders' Equity:
  Common stock, $.01 par value
    Authorized 10,000,000 shares,
    issued 4,672,718 in 1998,
    4,642,910 in 1997                     47                   46

  Class B common stock, $.01 par value
    Authorized 5,000,000 shares,
    issued 703,489 in 1998, 715,797
    in 1997                                     7               7

  Additional paid-in capital                2,538           2,520

  Retained earnings                        18,206          16,640
                                         ________        ________
                                           20,798          19,213

  Less shares in Treasury, at cost     1,015                1,015
                                         ________        ________
          Total shareholders' equity       19,783          18,198

                                         $ 32,475        $ 30,241
                                         ========        ========
See notes to financial statements.


                              ASTRONICS CORPORATION

             Consolidated Statement of Income and Retained Earnings
                            Period Ended July 4, 1998
                        With Comparative Figures for 1997

                                             (Dollars in Thousands)
                                                  (Unaudited)
                                  SIX MONTHS                THREE MONTHS
                               1998        1997          1998          1997
Net Sales                     $  21,353   $  19,313    $  10,296      $   9,688

Costs and Expenses:
  Cost of products sold          14,953      13,240        7,261          6,597
  Selling, general and
    administrative expenses       3,765       3,825        1,661          1,952
  Interest expenses, net of
    interest income of $0 in
    1998 and $ 13 in 1997           180         235          103            126
                                _______     _______      _______        _______
    Total costs and expenses     18,898      17,300        9,025          8,675
                                _______     _______      _______        _______

Income before taxes               2,455       2,013        1,271          1,013

Provision for income taxes          889         784          450            367
                                _______     _______      _______        _______
Net Income                        1,566       1,229          821            646
                                _______     _______      _______        _______
Retained Earnings:

  January 1                      16,640      13,089
                                _______     _______

  July 4                        $18,206     $14,318
                                =======     =======
Earnings per share:

  Basic                         $   .31     $   .25      $   .16        $   .13
                                =======     =======      =======        =======

  Diluted                       $   .29     $   .23      $   .15        $   .12
                                =======     =======      =======        =======

See notes to financial statements.




                      ASTRONICS CORPORATION

              Consolidated Statement of Cash Flows
                  Six Months Ended July 4, 1998
                With Comparative Figures for 1997
                                     (Dollars in Thousands)
                                   July 4, 1998    December 31,
                                   (Unaudited)        1997
                                   ____________    ____________
Cash Flows from Operating
  Activities:
  Net income                        $  1,566        $  1,229
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Depreciation and
    amortization                       1,388           1,342
    Provision for doubtful accounts       44             (43)
    Provision for deferred taxes          25             187
    Cash flows from changes in
      operating assets and liabilities:
      Accounts receivable               (688)           (380)
      Inventories                       (216)            (72)
      Prepaid expenses                    85             451
      Accounts payable                  (280)            257
      Accrued expenses                  (424)           (346)
      Income taxes                      (322)           (951)
      Deferred compensation               61              74
                                    ________        ________

  Net Cash provided (used) by Operating
    Activities:                     $  1,239        $  1,748
                                    ________        ________
Cash Flows from Investing
  Activities:
  Change in other assets                 (20)            (41)
  Capital expenditures                (3,420)         (1,882)
                                    ________        ________
  Net Cash provided (used) by
    Investing Activities            $ (3,440)       $ (1,923)
                                    ________        ________
Cash Flows from Financing
  Activities:
  New long-term debt                   2,560             950
  Principal payments on long-term
    debt and capital lease
    obligations                         (971)         (1,323)
  Proceeds from issuance of stock         18             149
  Purchase of Treasury Stock               0            (532)
                                    ________        ________
  Net Cash provided (used) by
    Financing Activities            $  1,607        $   (756)
                                    ________        ________
Net increase (decrease) in Cash
  and Cash Equivalents                  (594)           (931)


Cash and Cash Equivalents at
  Beginning of Year                      740           1,130
                                    ________        ________
Cash and Cash Equivalents at
  July 4                            $    146        $    199
                                    ========        ========
Disclosure of cash payments for:
  Interest                          $    171        $    254
  Income taxes                         1,188           1,548




See notes to financial statements.





                      ASTRONICS CORPORATION

                  Notes to Financial Statements

                          July 4, 1998


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

                            Percent of Net   Period-to-Period
                                Sales
                            Three months     Increase (Decrease)
                            ended July 4,

                             1998     1997       1997-1998
Net Sales:
  Aerospace and Electronics  54.7%    50.6%      19.3%
  Specialty Packaging        45.3     49.4        1.6%
                            ______   ______
                            100.0%   100.0%      10.6%

Cost of products sold        70.0     68.6       12.9%
Selling, general and
  administrative expenses    17.6     19.8       (1.6)%
Interest expenses, net         .9      1.2      (23.4)%
                            ______   ______
                             88.5%    89.6%       9.2%

Income before provision
  for income taxes           11.5%    10.4%      22.0%

Provision for taxes           4.2      4.0       13.4%
                            ______   ______

Net Income                    7.3%     6.4%      27.4%
                            ======   ======


INTRODUCTION   Astronics Corporation operates in two business
               segments: Aerospace and Electronics; and Specialty
               Packaging. The Company changed the name of its Electronics Systems segment in 1997 to Aerospace and Electronics to better reflect its products and market focus. This business segment designs, manufactures and markets electroluminescent lamps and incorporates them into escape path lighting systems, aircraft cockpit lighting systems, military aircraft formation lighting, and ruggedized and avionics keyboards.

               On April 24, 1998, the Company announced that the United States Air Force had selected its Luminescent Systems Inc. subsidiary to design, develop and manufacture night vision lighting modification kits for the NVIS F-16 program. The contract with the Air Force is potentially valued in excess of $50,000,000. The initial award is for 377 F-16 aircraft to be completed by the end of 1999 for a value in excess of $16,000,000. An additional 779 units, upon exercise of the government's option, would be manufactured in the following two years.

               On July 1, 1997, the Company renegotiated the interest rate terms on its Revolving Line of Credit. Under the new terms, the Company's interest rate is LIBOR plus 100 basis points, or the bank's prime rate. No other terms or conditions were changed in the agreement,

               On October 30, 1996, effective September 30, 1996,
               Astronics Corporation sold its Rodgard Division, a manufacturer of thick walled elastomeric products.
               Sales for the nine months of 1996 totaled
               $1,494,000.

SALES A new record for Second Quarter sales was achieved with a sales increase of 6.3 percent over the record established in 1997. Sales were $10,296,000 compared to $9,688,000 in 1997 and $9,683,000 in
               1996. Sales for the First Half of 1998 increased
               10.6 percent (also a new record for the first six months of the year), compared to a 6.9 percent increase in 1997 from continuing operations [eliminating the Rodgard Division sales for 1996].

               Sales in the Aerospace and Electronics business segment increased 19.3 percent in 1998, while they were nominally the same in 1997, based on continuing operations. In 1996, sales increased
               87.3 percent, substantially the result of the November 1995 acquisition of Loctite Luminescent Systems, Inc. Sales in 1998 have been strong in formation lighting systems, panels for airplane cockpit systems, and egress lighting systems for commercial airplanes. The Company's order activity has increased in 1998. Pricing is nominally the same as in 1997.

               Sales in the Specialty Packaging segment increased nominally (1.6 percent) in 1998, compared to 16.7 percent in 1997 and 8.4 percent in 1996. 1998 sales have been affected by customer timing, reflecting closer management of their inventories. The Company continues to expand its market share through focus on customer service with on-time deliveries, high quality products and short turnaround times. Price increases have been nominal, but the pressure to reduce pricing continues to moderate.

BACKLOG The Company's backlog increased 84.7 percent over the Second Quarter of 1997 to a new all time record of $20,401,000. This compares to $10,800,000 at December 31, 1997. The backlog at the end of the Second Quarter of 1997 was $11,048,000. The backlog is composed of $18,781,000 in the Aerospace and Electronics segment and $1,620,000 in the Specialty Packaging segment.

EXPENSES Cost of products sold increased slightly in 1998 to 70.0 percent of sales compared to 68.6 percent in 1997 and 72.1 percent of sales in 1996. The increase in 1998 reflects higher material and employee costs. Material costs were 20.4 percent of sales in 1998, compared to 19.7 percent in 1997, and compared to 24.9 percent in 1996. Employee cost increases reflect additional personnel supporting the technical aspects of the businesses. These costs were 29.9 percent of sales in 1998, compared to 28.8 percent in 1997 and 27.1 percent in 1996. The decrease in overall product costs in 1997 resulted from improved productivity and the reduction of tooling and supply costs in technology transitions. As a percent of sales, the Company experienced slightly higher rental and repair costs, while the remaining general categories decreased as a percentage of sales. While costs increased at a greater rate than sales, 12.9 percent compared to
               10.6 percent, actual Gross Profit dollars increased to $6,400,000 in 1998, compared to $6,073,000 in 1997, and $5,369,000 in 1996.

               Selling, general and administrative expenses, which tend to be more fixed in nature, continued to decrease as a percentage of sales: 17.6 percent of sales in 1998, 19.8 percent of sales in 1997, and 19.9 percent of sales in 1996. The majority of these costs are for employee services (60.4 percent), marketing expenses (14.4 percent), and operating supplies (14.5 percent). These percentages of total selling, general and administrative costs are for 1998, but similar percentages were experienced in the prior years. The Company has a policy that it reserves all trade receivables over 120 days (150 days in 1996), or earlier if there are substantial questions. During this quarter, the Company recovered $13,000 in previously classified doubtful accounts, compared to an expense in 1997 of $66,000, and an expense of $184,000 in 1996. As a total, these expenses decreased 1.6 percent while sales were growing at 10.6 percent. Operating Profit dollars increased to $2,635,000 in 1998, compared to $2,248,000 in 1997, and
               $1,543,000 in 1996.

INTEREST Interest costs, net, decreased in 1998 by $55,000 to $180,000. In 1997 interest costs decreased compared to an increase in 1996. The 1998 and 1997 decrease in total indebtedness reflect the strong positive cash flow which allows steady reduction of indebtedness. The 1996 increase in interest costs reflected the financing of the November 1995 acquisition of Loctite Luminescent Systems, Inc. As a percent of sales, net interest costs were .8 percent of sales in 1998, 1.2 percent of sales in 1997, and 2.4 percent of sales in 1996. While the Company increased its borrowing for the acquisition in 1995, and for working capital in late 1995 and early in 1996, 1997 and 1998, it has steadily reduced prior debt as scheduled.

               The Company changed its reinvestment of available overnight funds policy to offset bank fees; therefore, no interest was earned in 1998. The revolving line of credit is priced at LIBOR plus 100 basis points. Gross interest expense was $180,000 in 1998, $248,000 in 1997, and $462,000 in 1996.

SUMMARY As a result of the continuing increases in sales at a greater rate than the increase of expenses, income before taxes increased to 11.5 percent of sales in 1998, compared to 10.4 percent of sales in 1997, and compared to 5.7 percent of sales in 1996. The Company reported income before taxes of $2,455,000 in 1998, compared to $2,013,000 in
               1997, and $1,089,000, in 1996.

TAXES The Company's tax provision takes into account the federal and state taxes for which it is liable. The Company records its tax expense under the FASB 109 guidelines. The 1998 provision for taxes increased 13.4 percent, compared to a sales increase of 10.6 percent. The increase is mostly related to timing issues. The 1998 provision for taxes is $899,000, or 4.2 percent of sales, compared to the 1997 tax provision of $784,000, or
               4.1 percent of sales, which compares to $346,000, or 1.8 percent of sales, in 1996. The 1996 tax provision reflected favorable changes in the New York State tax law for the First Half of 1996 and for the 1995 year.

NET INCOME     Net income for the First Half of 1998 established
               a new record: $1,566,000, or $.29 per diluted share, compared to $1,229,000, or $.23 per diluted share in 1997, and compared to $743,000, or $.14 per diluted share in 1996.

LIQUIDITY      Cash flow from operating activities was $1,239,000
               in 1998, compared to $1,748,000 in 1997. The cash generation was lower in 1998 as the Company invested an additional $688,000 in receivables and $216,000 in inventory. The amount invested in 1997 was $380,000 and $72,000, respectively. The
               Company invested $3,420,000 in new equipment in 1998, compared to $1,882,000 in 1997. The Company reduced its indebtedness in 1998 by $971,000 while borrowing $2,560,000 for working capital. This compares to a reduction in indebtedness of $1,323,000 in 1997, when the Company borrowed
               $950,000 for working capital purposes. In May
               1998, the Company made the final installment on a five-year term loan.

               The Company has a $10,000,000 revolving line of credit available for additional working capital needs, of which it had utilized $4,200,000 at the end of the Second Quarter of 1998, compared to $3,450,000 at the end of the Second Quarter of 1997. The Company feels that its beginning cash balance, the cash flow from internal operations and the available balance of the revolving line of credit are adequate to meet the Company's operational and investment plans for 1998.

COMMITMENTS    The Company has outstanding commitments for
               capital investments of approximately $2,800,000 at July 4, 1998, compared to $4,000,000 at June 28,
               1997. During the Second Quarter of 1997, the
               Company repurchased its shares of common stock owned by ATRO Companies Profit Sharing/401(k) Plan for $532,000. The Company has commitments for items that it purchases in the normal ongoing affairs of the business. The Company is not aware of any obligations in excess of normal market conditions, nor of any long-term commitments that would affect its financial condition.

               The Company has committed to the purchase of land and to the construction of a new facility for the Aerospace and Electronics business unit in New Hampshire. The initial plans are for an approximately 80,000 square foot building along with additional manufacturing equipment. The estimated costs are $7,600,000 for the project, which would be completed in mid-1999. The Company acquired the land in late July and plans to start actual construction of the facility in mid-August. Currently, the Company leases three buildings in the Lebanon, New Hampshire area for its production, engineering, marketing and administrative purposes. The Business Authority of New Hampshire has induced the Company for the issuance of $7,250,000 in tax exempt Industrial Revenue Bonds.

YEAR 2000      The Company employs several different computer
               systems for financial, engineering, manufacturing and administrative purposes. The Company purchases these systems, both hardware and software.
               Therefore, it does have programmers writing code internally. In the last year, the Company was able to install upgrades to some of its systems that are Year 2000 compliant. Other systems will be upgraded in 1998 or in 1999, which the vendors have promised to be Year 2000 compliant. In the case of some software, the Company is installing a totally new software package that meets the Year
               2000 issue as well as other desired improvements.

               The Company has addressed the Year 2000 issue by identifying software usage by equipment, or application. Then the Company classified that usage on a critical, non-critical basis to determine priority. Once this was accomplished, an individual was assigned responsibility to resolve each issue. A testing procedure was developed to allow the Company to verify that the solutions do meet the Year 2000 issues. The Company is also in the process of obtaining letters or reports from major and critical suppliers as to their ability to meet the Year 2000 issues. At this time, the Company is not aware of any vendor's (software or operating) schedule that would affect the continuous operations of the business. The total invested for software upgrades to date is approximately $75,000, and the Company anticipates another $100,000 being spent for upgrades and new software in 1998. The Company is expensing these costs as they are incurred. The Company continues to monitor this area.

                   PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

          None.


Item 2.   Changes in Securities.

          None.


Item 3.   Defaults Upon Senior Securities.

          None.


Item 4.   Submission of Matters to a Vote of Securities Holders.

          None


Item 5.   Other Information.

          Pursuant to new amendments to Rule 14a-4(c) under the Securities Exchange Act of 1934, as amended, if a shareholder who intends to present a proposal at the 1999 Annual Meeting of Shareholders does not notify the Company of such proposal on or prior to February 1, 1999, then management proxies would be allowed to use their discretionary voting authority to vote on the proposal when the proposal is raised at the annual meeting, even though there is no discussion of the proposal in the proxy statement for that meeting.


Item 6.   Exhibits and Reports on Form 8-K.

          Exhibit 11.  Computation of Per Share Earnings.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATED:  August 18, 1998

                              ASTRONICS CORPORATION
                              ___________________________________


                              /S/ John M. Yessa
                              ___________________________________
                                        John M. Yessa
                              Vice President-Finance and Treasurer

                                EXHIBIT 11


                     COMPUTATION OF PER SHARE EARNINGS


                                 (in thousands, except for per share data)
                                           Quarter Ended July 4

                                 1998           1997          1996
Net income                       $ 1,566        $ 1,229       $  743
                                 =======        =======       ======
Basic earnings per share
  weighted average shares          5,029          5,002        4,796

Net effect of dilutive stock
  options                            348            347          406
                                 _______        _______       ______

Diluted earnings per share
  weighted average shares          5,377          5,349        5,202
                                 =======        =======       ======

Basic earnings per share         $   .31        $   .25       $  .15
                                 =======        =======       ======

Diluted earnings per share       $   .29        $   .23       $  .14
                                 =======        =======       ======



