Form 10-Q
period 1998-10-03
ASTRONICS CORP
filed 1998-11-17
CIK 8063

SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC   20549

                                 FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended October 3, 1998

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ______________

Commission file number 0-7087


                           ASTRONICS CORPORATION
------------------------------------------------------------------
          (Exact Name of Registrant as Specified in Its Charter)


          New York                                         16-0959303
------------------------------------------------------------------
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                      Identification No.)


1801 Elmwood Avenue, Buffalo, New York                        14207
-----------------------------------------------------------------
(Address of Principal Executive Office)                     (Zip Code)


                               716-447-9013
-----------------------------------------------------------------
           (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(g) of the Act:

         $.01 par value Common Stock, $.01 par value Class B Stock
-----------------------------------------------------------------
                             (Title of Class)

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

As of October 3, 1998, 4,338,025 shares of $.01 par value common stock and 696,236 shares of $.01 par value Class B common stock were outstanding.

                      PART I - FINANCIAL INFORMATION



Item 1.        Financial Statements


                           ASTRONICS CORPORATION

                        Consolidated Balance Sheet
                              October 3, 1998
              With Comparative Figures for December 31, 1997



                                  ASSETS



                                             (Dollars in Thousands)
                                        October 3, 1998     December 31,
                                          (Unaudited)           1997
                                        ---------------     ------------
Current Assets:
          Cash                            $    764          $    740
          Accounts receivable                5,589             4,443
          Inventories:
            Finished goods                   1,552             1,740
            Work in process                  1,277               879
            Raw material                     2,500             2,142

          Prepaid expenses                     264               415
                                          --------          --------
            Total current assets            11,946            10,359


Property, Plant and Equipment               41,647            34,773

          Less accumulated depreciation
            and amortization                18,282            16,613
                                          --------          --------
               Net property, plant
                 and equipment              23,365            18,160

Other Assets                                 1,623             1,722
                                         ---------          --------
                                          $ 36,934          $ 30,241
                                         =========          ========


See notes to financial statements.

                           ASTRONICS CORPORATION

                        Consolidated Balance Sheet
                              October 3, 1998
              With Comparative Figures for December 31, 1997



                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------



                                             (Dollars in Thousands)
                                        October 3, 1998     December 31,
                                          (Unaudited)           1997
                                        ---------------     ------------
Current Liabilities:
  Current maturities of long-term debt       $   445        $   1,194
  Accounts payable                             3,578            2,564
  Accrued expenses                             1,552            1,942
  Income taxes                                   205              360
                                            --------         --------
     Total current liabilities                 5,780            6,060

Long-Term Debt                                 6,448            2,110

Long-Term Obligations under
  Capital Leases                                 891            1,194

Deferred Income Taxes                            830              822

Deferred Compensation                          1,950            1,857

Shareholders' Equity:
  Common stock, $.01 par value
     Authorized 10,000,000 shares, issued
     4,679,921 in 1998, 4,642,910 in 1997         47               46

  Class B common stock, $.01 par value
     Authorized 5,000,000 shares, issued
     696,236 in 1998, 715,797 in 1997              7                7

  Additional paid-in capital                   2,668            2,520
  Retained earnings                           19,255           16,640
                                              ------           ------
                                              21,977           19,213

  Less shares in Treasury, at cost               942            1,015
                                              ------           ------
     Total shareholders' equity               21,035           18,198
                                            --------         --------

                                            $ 36,934         $ 30,241
                                            ========         ========

See notes to financial statements.

                           ASTRONICS CORPORATION

          Consolidated Statement of Income and Retained Earnings
                       Period Ended October 3, 1998
                     With Comparative Figures for 1997





                                   (Dollars in Thousands)
                                        (Unaudited)
                              NINE MONTHS              THREE MONTHS
                         ----------------------   -----------------------

                           1998         1997        1998         1997
                           ----         ----        ----         ----
Net Sales                $ 33,042     $ 29,527    $ 11,689     $ 10,214

Costs and Expenses:
  Cost of products sold    22,991       20,165       8,038        6,925
  Selling, general and
    administrative expenses 5,715        5,543       1,950        1,718
  Interest expenses, net of
    interest income of $0
    in 1998 and $14 in 1997   301          349         121          114
                           ------       ------     -------      -------
     Total costs and
       expenses            29,007       26,057      10,109        8,757

Income before taxes         4,035        3,470       1,580        1,457

Provision for income taxes  1,420        1,304         531          520
                           ------       ------      ------       ------
Net Income                  2,615        2,166       1,049          937
                                                    ======       ======

Retained Earnings:

  January 1                16,640       13,089
                          -------      -------
  October 3              $ 19,255     $ 15,255
                          =======      =======
Earnings per share:

  Basic                  $    .52     $    .43      $  .21       $  .18
                          =======      =======      ======       ======
  Diluted                $    .49     $    .41      $  .20       $  .18
                          =======      =======      ======       ======




See notes to financial statements.

                           ASTRONICS CORPORATION
                   Consolidated Statement of Cash Flows
                     Nine Months Ended October 3, 1998
                     With Comparative Figures for 1997

                                             (Dollars in Thousands)
                                                  (Unaudited)
                                               1998                1997
                                               ----                ----
Cash Flows from Operating Activities:
  Net income                                 $  2,615            $  2,166
  Adjustments to reconcile net income to
     net cash provided by operating
     activities:
     Depreciation and amortization              2,228               2,042
     Provision for doubtful accounts               29                (221)
     Provision for deferred taxes                   8                 218
     Cash flows from changes in operating
       assets and liabilities:
          Accounts receivable                  (1,175)               (730)
          Inventories                            (568)                  5
          Prepaid expenses                        151                 189
          Accounts payable                      1,014                 294
          Accrued expenses                       (390)                (21)
          Income taxes                           (155)               (584)
          Deferred compensation                    93                  78
                                             --------            --------
  Net Cash provided (used) by Operating
     Activities                              $  3,850            $  3,436
                                             --------            --------
Cash Flows from Investing Activities:
  Change in other assets                          (89)                (53)
  Capital expenditures                         (7,243)             (2,252)
                                             --------            --------
  Net Cash provided (used) by Investing
     Activities                              $ (7,332)           $ (2,305)
                                             --------            --------
  Cash Flows from Financing Activities:
     New long-term debt                         4,368                 --
     Principal payments on long-term debt
       and capital lease obligations           (1,083)             (1,734)
     Proceeds from issuance of stock              221                 153
     Purchase of Treasury Stock                    --                (532)
                                             --------            --------
     Net Cash provided (used) by Financing
       Activities                            $  3,506            $ (2,113)
                                             --------            --------
Net increase (decrease) in Cash and Cash
     Equivalents                                   24                (982)

Cash and Cash Equivalents at Beginning
     of Year                                      740               1,130
                                             --------            --------
Cash and Cash Equivalents at October 3       $    764            $    148
                                             ========            ========
Disclosure of cash payments for:
     Interest                                $    320            $    375
     Income taxes                               1,568               1,668
See notes to financial statements.

                      ASTRONICS CORPORATION

                  Notes to Financial Statements

                         October 3, 1998


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

2) On October 1, 1998, the Company declared a 10 percent share distribution in Common Stock to holders of Common Stock and Class B Stock. The record date for this distribution was October 16, 1998. The distribution date was October 30, 1998. Cash was paid for fractional shares.

3) On October 28, 1998, the Company signed a Letter of Intent with Fleet Securities, Inc. for the issuance of $7,250,000 in tax-exempt bonds through the Business Finance Authority of the State of New Hampshire. These bonds are to be amortized over twenty years. At the same time, the Company signed a Letter of Intent with Fleet National Bank for a Letter of Credit to support the above transaction. Also, the Company signed a Letter of Intent to extend its Revolving Credit Line with Fleet National Bank until June 1, 2001. The Company expects to complete these transactions by the end of December 1998.

4) On September 11, 1998, the Company signed a Design-Build contract to construct a manufacturing facility of approximately 80,000 square feet in Lebanon, NH. The costs of the construction contract are approximately $5,700,000. The Company completed the purchase of the land, approximately 10 acres, during the Third Quarter. It has placed several purchase orders for new equipment. The total project will be approximately $7,500,000.

5) The restated diluted earnings per share for the past five years, and by quarter for the last two years are as follows:

          1993                     $.22
          1994                     $.24
          1995                     $.33
          1996                     $.46
          1997                     $.61

          1997 - 1st Quarter       $.10
          1997 - 2nd Quarter       $.11
          1997 - 3rd Quarter       $.16
          1997 - 4th Quarter       $.24

          1998 - 1st Quarter       $.13
          1998 - 2nd Quarter       $.14
          1998 - 3rd Quarter       $.18

                           ASTRONICS CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth as a percent of net sales certain items reflected in the financial data and the percentage increase (decrease) of such items as compared to the prior period.


                              Percent of Net Sales        Period-to-Period
                          Nine months ended October 3,   Increase (Decrease)
                          ----------------------------   -------------------

                               1998          1997                1997-1998
                               ----          ----                ---------

Net Sales:
  Aerospace and Electronics    53.5%          50.2%                19.2 %
  Specialty Packaging          46.5           49.8                  4.6 %
                              ------         -----
                              100.0%         100.0%                11.9 %

Cost of products sold          69.6           68.3                 14.0 %
Selling, general and
  administrative expenses      17.3           18.8                  3.1 %
Interest expenses, net           .9            1.2                (13.8)%
                              -----          -----
                               87.8%          88.3%                11.3 %

Income before provision
  for income taxes             12.2%          11.7%                16.3 %

Provision for taxes             4.3            4.4                  8.9 %
                              -----          -----
Net Income                      7.9%           7.3%                20.7 %
                              =====          =====

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

               During the Third Quarter of 1998, the New Hampshire operations of the Aerospace and Electronics segment received their ISO 9001 certification. In the Third Quarter of 1997, the Specialty Packaging segment received its ISO 9001 certification.

SALES Record sales were reported for the Third Quarter, for the first nine months of the year, and for the trailing twelve months. Sales increased 14.5 percent for the quarter to $11,689,000, up from 1997 Third Quarter sales of $10,214,000, which were 12.3 percent ahead of 1996 sales of $9,095,000. The year-to-date sales are $33,042,000, 11.9 percent ahead of 1997 sales of $29,527,000, and 1996 sales of $28,347,000.
               Sales were 53.5 percent from the Aerospace and Electronics segment, compared to 50.2 percent in 1997. Specialty Packaging accounted for 46.5 percent of sales, compared to
               49.8 percent in 1997.

               The Aerospace and Electronics segment sales increased 19.2 percent for the first nine months of 1998, compared to an increase of 4.3 percent in 1997. [This percentage eliminates the sales of the Rodgard Division, which was sold in late 1996.] In 1996, sales increased substantially as the result of the November 1995 acquisition of Loctite Luminescent Systems, Inc. During 1998 sales have been especially strong in three product lines: 1) military aircraft formation lights,
               2) escape path lighting systems, and 3) cockpit lighting systems. The Company's order activity remains solid. Pricing for comparable products is nominally the same this year as last year.

               The Specialty Packaging segment sales increased 4.6 percent for the first nine months of 1998, compared to 16.4 percent in 1997. Our customers' management of their inventories has affected the timing of sales in 1998. This reflects the just-in-time philosophy that is prevalent in today's business world. The Company continues to expand its overall market share in each of its product lines through focus on customer service with on-time deliveries, high quality products and short turnaround times. Pricing remains nominally the same for similar products.

BACKLOG The Company's current backlog increased 99.6 percent over the Third Quarter of 1997 to a new all time record of $22,153,000. This compares to $10,800,000 at December 31, 1997. The backlog at the end of the Third Quarter of 1997 was

               $11,098,000. The backlog is composed of $20,126,000 in the Aerospace and Electronics segment and $2,027,000 in the Specialty Packaging segment.

EXPENSES       The cost of products sold increased 14.0 percent in 1998 to
               69.6 percent of sales compared to 68.3 percent of sales in 1997 and 72.1 percent of sales in 1996. The increase in 1998 reflects higher material and employee costs. Material costs were 20.6 percent of sales in 1998, compared to 20.0 percent of sales in 1997, and compared to 25.3 percent of sales in 1996. The increased material cost relates to product mix changes. The employee cost increase reflects additional personnel supporting the technical aspects of the businesses. These costs were 29.1 percent of sales in 1998, compared to
               28.5 percent of sales in 1997 and 26.4 percent of sales in 1996. The decrease in overall product costs in 1997 resulted from improved productivity and the reduction of tooling and supply costs in technology transitions. As a percent of sales, the Company experienced higher rental and repair costs, as another facility was leased in the Aerospace and Electronics segment to meet production needs. The remaining expense categories increased at a lower rate than the sales growth. Overall costs increased 14.0 percent while sales were increasing 11.9 percent. Actual Gross Profit dollars increased to $10,051,000 in 1998, compared to $9,362,000 in
               1997, and $7,920,000 in 1996.

               Selling, general and administrative expenses, which tend to be more fixed in nature, continued to decrease as a percentage of sales: 17.3 percent of sales in 1998, 18.8 percent of sales in 1997, and 18.1 percent of sales in 1996. The majority of these costs are for employee services (58.7 percent in 1998). Net Operating Profit increased as a percentage of sales as well in total dollars: 13.1 percent of sales in 1998, totaling $4,336,000, compared to 12.9 percent of sales in 1997, totaling $3,819,000, and compared to 9.8 percent of sales in 1996, totaling 2,789,000 in 1996.

INTEREST Interest costs, net, decreased in 1998 by $48,000 to $301,000. In 1997 interest costs decreased compared to an increase in 1996. The 1998 and 1997 decrease in total indebtedness reflects the strong positive cash flow which allows steady reduction of indebtedness. The 1996 increase in interest costs reflected the financing of the November 1995 acquisition of Loctite Luminescent Systems, Inc. As a percent of sales, net interest costs were .9 percent of sales in 1998, 1.2 percent of sales in 1997, and 2.3 percent of sales in 1996. While the Company increased its borrowing for the acquisition in 1995, and for working capital in late 1995 and early in 1996, 1997 and 1998, it has steadily reduced scheduled debt.

               The Company changed its reinvestment of available overnight funds policy to offset bank fees; therefore, no interest has been earned in 1998. The revolving line of credit is priced at LIBOR plus 100 basis points. Gross interest expense was $301,000 in 1998, $363,000 in 1997, and $671,000 in 1996.

INCOME BEFORE
TAXES As a result of the continuing increases in sales at a greater rate than expenses, income before taxes was 12.2 percent of sales in 1998, compared to 11.8 percent of sales in 1997, and compared to 7.5 percent of sales in 1996. The Company reported income before taxes of $4,035,000 in 1998, compared to $3,470,000 in 1997, and $2,132,000, in 1996.

TAXES The Company's tax provision takes into account the federal and state taxes for which it is liable. The Company records its tax expense under the FASB 109 guidelines. The 1998 provision for taxes increased 8.9 percent, compared to a sales increase of 11.9 percent. The lower rate reflects the adjustment of the 1997 tax accrual to actual tax expenses. The company experienced favorable deductions and allocation formulas, which resulted in lower actual taxes. The 1998 provision for taxes is $1,420,000, or 4.3 percent of sales, compared to the 1997 tax provision of $1,304,000, or 4.4 percent of sales, which compares to $711,000, or 2.5 percent of sales, in 1996. The effective tax rate in 1998 is 35.2 percent, compared to
               37.6 percent in 1997, and 33.3 percent in 1996.

NET INCOME     Net income for the first nine months of 1998 established a new record: $2,615,000, or $.49 per diluted share, compared to $2,166,000, or $.41 per diluted share in 1997, and compared to $1,421,000, or $.27 per diluted share in 1996.

LIQUIDITY      Cash flow from operating activities was $3,850,000 in 1998, compared to $3,436,000 in 1997. The Company's working capital needs to fund its 11.9 percent sales increase is initially reflected in an increase of $1,175,000 in receivables, and $568,000 in inventories. This compares to an increase of $730,000 in receivables last year with inventory being nominally the same. The Company has invested $7,243,000 in land, construction in progress on a new building, and new equipment in 1998. This compares to $2,252,000 in 1997. The
               Company reduced its indebtedness in 1998 by $1,083,000 while borrowing $4,368,000 for working capital. This compares to a reduction in indebtedness of $1,734,000 in 1997 with no new usage of its revolving line of credit. In May 1998, the Company made the final installment on a five-year term loan.

               The Company has a $10,000,000 revolving line of credit available for additional working capital needs, of which it had utilized $4,969,000 at the end of the Third Quarter of 1998, compared to $2,500,000 at the end of the Third Quarter of 1997. The Company feels that its beginning cash balance, the cash flow from internal operations and the available balance of the revolving line of credit are adequate to meet the Company's operational and investment plans for 1998 and 1999, after the financing of the land and building project in New Hampshire. This is discussed below.

COMMITMENTS    The Company has outstanding commitments for capital
               investments of approximately $1,200,000 at October 3, 1998
               [this excluded the project in the next paragraph], compared to $4,000,000 at September 28, 1997. During the Second Quarter of 1997, the Company repurchased its shares of common stock owned by ATRO Companies Profit Sharing/401(k) Plan for
               $532,000. The Company has commitments for items that it purchases in the normal ongoing affairs of the business. The
               Company is not aware of any obligations in excess of normal market conditions, nor of any long-term commitments that would affect its financial condition.

               The Company has purchased approximately 10 acres of land and has committed to the construction of a new facility for the Aerospace and Electronics business unit in New Hampshire. The plans are for an approximately 80,000 square foot building along with additional manufacturing equipment. The estimated costs, excluding land that has been purchased, are $6,800,000 for the project, which would be completed in mid-1999. The Company acquired the land in late July and started actual construction of the facility in mid-August. Currently, the Company leases three buildings in the Lebanon, New Hampshire area for its production, engineering, marketing and administrative purposes. The Business Authority of New Hampshire has induced the Company for the issuance of $7,250,000 in tax-exempt Industrial Revenue Bonds. The Company is in the process of completing the bond offering, which should be complete before the end of December 1998.

YEAR 2000      The Company employs several different computer systems for financial, engineering, manufacturing and administrative purposes. The Company purchases these systems, both hardware and software. Therefore, it does not have programmers writing code internally. In the last year, the Company has been able to install Year 2000 compliant upgrades to most of its systems. At the end of the Third Quarter, Astronics had converted all of its financial software to Year 2000 compliant software. The Specialty Packaging systems have been upgraded to Year 2000 compatibility. The Aerospace and Electronics software vendor has completed its testing of changes necessary for compliance, and the intent is to install this software in the Fourth Quarter. This will complete all critical items that the Company has been able to identify.

               The Company has addressed the Year 2000 issue by identifying software usage by equipment, or application. Then the Company classified each usage on a critical, non-critical basis to determine priority. Once this was accomplished, an individual was assigned responsibility to resolve each issue. A testing procedure was developed to allow the Company to verify that the solutions do meet the Year 2000 issues. The Company is also in the process of obtaining letters or reports from major and critical suppliers as to their ability to meet the Year 2000 issues. At this time, the Company is not aware of any vendor's schedule that would affect the continuous operations of the business. The total invested for software upgrades to date is approximately $100,000, and the Company anticipates another $40,000 being spent for upgrades and new software in 1998. The Company is expensing these costs as they are incurred. The Company continues to monitor this area.

                        PART II - OTHER INFORMATION



Item 1.   Legal Proceedings.
          -----------------
          None.


Item 2.   Changes in Securities.
          ---------------------
          None.


Item 3.   Defaults Upon Senior Securities.
          -------------------------------
          None.


Item 4.   Submission of Matters to a Vote of Securities Holders.
          -----------------------------------------------------
          None.


Item 5.   Other Information.
          -----------------
          Pursuant to new amendments to Rule 14a-4(c) under the Securities Exchange Act of 1934, as amended, if a shareholder who intends to present a proposal at the 1999 Annual Meeting of Shareholders does not notify the Company of such proposal on or prior to February 1, 1999, then management proxies would be allowed to use their discretionary voting authority to vote on the proposal when the proposal is raised at the annual meeting, even though there is no discussion of the proposal in the proxy statement for that meeting.


Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------
          Exhibit 11.  Computation of Per Share Earnings.

                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





DATED:  November 12, 1998


                                        ASTRONICS CORPORATION
                              -------------------------------------------


                                   /s/ John M. Yessa
                              -------------------------------------------
                                             (Signature)

                                             John M. Yessa
                                 Vice President-Finance and Treasurer

                                EXHIBIT 11

                     COMPUTATION OF PER SHARE EARNINGS




                              (in thousands, except for per share data)
                                        Quarter Ended October 3

                              1998              1997                  1996
                              ----              ----                  ----

Net income                  $ 2,615           $ 2,166               $ 1,421
                            =======           =======               =======

Basic earnings per share
  weighted average shares     5,031             4,991                 4,808

Net effect of dilutive
  stock options                 359               326                   432
                            -------           -------               -------

Diluted earnings per share
  weighted average shares     5,390             5,317                 5,240
                            =======           =======               =======
Basic earnings per share    $   .52           $   .43               $   .30
                            =======           =======               =======

Diluted earnings per share  $   .49           $   .41               $   .27
                            =======           =======               =======