Form 10-K
period 1998-12-31
ASTRONICS CORP
filed 1999-03-30
CIK 8063

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended:  December 31, 1998

                      Commission file number:  0-7087

                           ASTRONICS CORPORATION
__________________________________________________________________________
          (Exact Name of Registrant as Specified in its Charter)


           New York                               16-0959303
__________________________________________________________________________
(State or other jurisdiction of incorporation     (I.R.S. Employer
or organization)                                  Identification No.)

                            1801 Elmwood Avenue
                          Buffalo, New York 14207
_________________________________________________________________________
                  (Address of principal executive office)

                       Registrant's telephone number
                    including area code  (716) 447-9013

     Securities registered pursuant to Section 12(b) of the Act:  None

       Securities registered pursuant to Section 12 (g) of the Act:

         $.01 par value Common Stock, $.01 par value Class B Stock
_________________________________________________________________________
                             (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirement for the past 90 days.

               Yes  [ X ]          No   [   ]

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

     As of March 12, 1999, 4,880,792 shares of Common Stock and 689,780 shares of Class B Stock were outstanding, and the aggregate market value of the shares of Common Stock and Class B Stock (assuming conversion of all of the outstanding Class B Stock into Common Stock) of Astronics Corporation held by non-affiliates was approximately $56,402,041.


              DOCUMENTS INCORPORATED BY REFERENCE.

     Portions of the Registrant's 1998 Annual Report to Shareholders are incorporated into Parts II and III of this Report. Portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders dated March 24, 1999 are incorporated by reference into Part III of this Report.

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

Aerospace and Electronics

     The Company's Aerospace and Electronics segment is involved in the design, manufacture, and sale of technically sophisticated systems and components for a variety of applications. Most of these applications are based on specialty lighting requirements. Approximately 28 percent of the segment's sales are defense-related and 36 percent of sales are international.

     The Aerospace and Electronics segment operates manufacturing facilities in East Aurora, NY, and Lebanon, NH. The Company maintains a sales/engineering office in Belgium to support international relationships.

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

Specialty Packaging

     Astronics' Specialty Packaging group designs, manufactures and markets standard and custom folding cartons, and presentation products. By possessing design, manufacturing and marketing capabilities in-house, the Company provides optimum efficiency and quality while retaining a wide range of flexibility. This group delivers products to over 10,000 customers throughout North America, as well as internationally, within its chosen markets, as a sole or preferred supplier for most of its customer base.

     The Company also engages in high quality specialty imprinting of wedding and party invitations, monogrammed napkins, and related party accessories. These products are directly marketed through catalogs which are located at stationery stores, printers, gift shops and specialty boutiques throughout the United States.

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

Employees

     The Registrant employed approximately 531 employees as of December 31, 1998, including 298 in the Aerospace and Electronics segment, 226 in the Specialty Packaging segment and 7 at the Corporate level, compared to 443 as of December 31, 1997, including 255 in the Aerospace and Electronics segment, 181 in the Specialty Packaging segment and 7 at the Corporate level as of that date. The Company considers its relations with its employees to be good.

Working Capital

     Inventories and receivables are the major components of the Company's working capital, reflective of the production cycle on most of the Company's products and anticipated production required for the seasonal aspects of the Company's packaging products and customers payments within their normal payment terms.

Financial Information about Industry Segments

     Sales, income before taxes and identifiable assets, along with other information, attributable to each of the Registrant's industry segments for each of the last three years as of December 31, 1998 appear on page 21 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998, submitted herewith as an exhibit and incorporated by reference.

Order Backlog

     The backlog of orders as of December 31, 1998 was approximately $29,887,000 ($28,779,000 related to the Aerospace and Electronics segment and $1,108,000 related to the Specialty Packaging segment), $25,608,000 is expected to be filled in the current fiscal year. This compares to $10,807,000 ($9,686,000 related to the Aerospace and Electronics segment and $1,121,000 related to the Specialty Packaging segment) as of December 31, 1997.

Item 2.   PROPERTIES
Corporate Headquarters

     The Company's corporate office is located at 1801 Elmwood
Avenue, Buffalo, NY 14207, the sight of the largest portion of the Specialty Packaging segment.

Aerospace and Electronics

     Registrant owns manufacturing and office facilities of approximately 45,000 square feet in the Buffalo, New York area, and leases approximately 42,000 square feet in Lebanon, New Hampshire. During the third quarter of 1998, the Aerospace and

Electronics segment started construction on a new 80,000 square foot building in Lebanon, New Hampshire. This will allow the Company to consolidate its New Hampshire operations, currently in four leased locations, into a single facility. The facility is scheduled for occupancy during the third quarter of 1999.

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

     On March 13, 1997 the Court of Appeals remanded the case to the District Court to permit Plaintiffs to initiate discovery related to Defendants' foreign patents. After discovery, the District Court granted the Defendants' motion to dismiss the claims which had been remanded. The Company has again appealed to the Court of Appeals, and it is expected that the matter will be the subject of argument sometime during 1999. The Company is not able to estimate damages, if any.

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

Name                Age       Position with the Company
                              and Prior Employment History
                              ____________________________

Kevin T. Keane      66        President, Chief Executive Officer
                              and Director.

John M. Yessa       59        Vice President of Finance,
                              Treasurer, Chief Financial Officer
                              and Director.

                             PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

     Information with respect to the market price of and dividends on the Company's Common Stock and related shareholder matters appears on the inside cover and page 23 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1998, submitted herewith as an exhibit and incorporated by reference.

Item 6.   SELECTED FINANCIAL DATA

     Selected Financial Data appears on page 23 of Registrant's
Annual Report to Shareholders for the fiscal year ended December
31, 1998, submitted herewith as an exhibit and incorporated by reference.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition, changes in financial condition and results of operations appears on pages 24, 25, 26 and 27 of Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998, submitted herewith as an exhibit and incorporated by reference.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

     Market risk disclosures appears on page 27 of Registrant's
Annual Report to Shareholders for the fiscal year ended December
31, 1998, submitted herewith as an exhibit and incorporated by reference.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

                            PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT

     The information regarding directors is contained under the captions "Election of Directors" and "Record Date and Voting
Securities" in the Company's definitive Proxy Statement dated
March 24, 1999 and is incorporated herein by reference.

     Certain information regarding executive officers is contained under the captions "Executive Compensation" and "Record Date and Voting Securities" in the Company's definitive Proxy Statement dated March 24, 1999 and on the back inside cover of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1998, submitted herewith as an exhibit, which are both incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

     The information contained under the caption "Executive
Compensation" in the Company's definitive Proxy Statement dated
March 24, 1999 is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT

     The information required is contained under the caption
"Record Date and Voting Securities" in the Company's definitive
Proxy Statement dated March 24, 1999, and is hereby incorporated by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As of March 12, 1999, the Company knows of no relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

                             PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K

     (a) The documents filed as a part of this report are as follows:

          1.   Financial Statements

          2.   Financial Statement Schedules

                    See Index to Financial Statements and
               Financial Statement Schedules on page 15 of this report.

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

 (b)                By-Laws, as amended; incorporated by
                    reference to exhibit 3(b) of the Registrant's
                    December 31, 1996 Annual Report on Form 10-K.

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

10.7                Employment Contract of John M. Yessa;
                    incorporated by reference to Exhibit 10.7 of the Registrant's registration statement on
                    Form S-2 (No. 33-8040).
                             - 11 -

10.10               1992 Incentive Stock Option Plan;
                    incorporated by reference to the Registrant's definitive proxy statement dated March 30, 1992.

10.11 1993 Director Stock Option Plan; incorporated by reference to the Registrant's definitive proxy statement dated March 19, 1993.

10.12 1997 Director Stock Option Plan; incorporated by reference to the Registrant's definitive proxy statement dated March 14, 1997.

13 1998 Annual Report to Shareholders filed herewith. (Except for those portions which are expressly incorporated by reference to the Annual Report on Form 10-K, this exhibit is furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as part of this Annual Report for Form 10K.)

21                  Subsidiaries of the Registrant.

23                  Consent of Independent Auditors.

27                  Financial Data Schedule.


     (b)  Reports on Form 8-K

          None

                      ASTRONICS CORPORATION

 INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The financial statements, together with the report thereon of Ernst & Young LLP dated January 21, 1999, appearing on pages 10 to 22 of the accompanying 1998 Annual Report to Shareholders are incorporated by reference in this Annual Report on Form 10-K.

Financial schedules for the years 1998, 1997 and 1996:

                                                      Page

Valuation and Qualifying Accounts                      F-2

                                                                           SCHEDULE II

                                        ASTRONICS CORPORATION
                                  VALUATION AND QUALIFYING ACCOUNTS

(in thousands)
                                           Balance at the   Charged to                 Balance
                                           Beginning of     Costs and    Write-offs/   at End of
Year      Description                      Period           Expense      Recoveries    Period
_______   ___________                      ______________   __________   ___________   _________
1998      Allowance for Doubtful Accounts  $227             $ 74         $ (63)        $238

1997      Allowance for Doubtful Accounts  $404             $111         $(288)        $227

1996      Allowance for Doubtful Accounts  $359             $176         $(131)        $404



                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1999.


Astronics Corporation


By  /s/ Kevin T. Keane             By  /s/ John M. Yessa
______________________________     _____________________________
  Kevin T. Keane, President          John M. Yessa, Vice
  and Chief Executive Officer        President-Finance and
                                     Treasurer, Principal
                                     Financial and Accounting
                                     Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title          Date

 /s/ Robert T. Brady                         March 30, 1999
_________________________     Director       _______________
Robert T. Brady

 /s/ John B. Drenning                        March 30, 1999
_________________________     Director       _______________
John B. Drenning

 /s/ Kevin T. Keane                          March 30, 1999
_________________________     Director       _______________
Kevin T. Keane

 /s/ Robert J. McKenna                       March 30, 1999
_________________________     Director       _______________
Robert J. McKenna

 /s/ John M. Yessa                           March 30, 1999
_________________________     Director       _______________
John M. Yessa

                           ASTRONICS CORPORATION

                             INDEX TO EXHIBITS


Exhibit No.    Description                                  Sequential
                                                            Page Number
3(a)           Restated Certificate of Incorporation, as
               amended; incorporated by reference to
               exhibit 3(a) of the Registrant's December 31,
               1988 Annual Report on Form 10-K.

(b) By-Laws, as amended; incorporated by reference to the Registrant's December 31, 1996 Annual
               Report on Form 10-K.

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

10.10 1992 Incentive Stock Option Plan; incorporated by reference to the Registrant's definitive proxy statement dated March 30, 1992.

10.11 1993 Director Stock Option Plan; incorporated by reference to the Registrant's definitive proxy statement dated March 19, 1993.

10.12 1997 Director Stock Option Plan; incorporated by reference to the Registrant's definitive proxy statement dated March 14, 1997.

13             1998 Annual Report to Shareholders filed herewith.
               (Except for those portions which are expressly incorporated by reference to the Annual Report on Form 10-K, this exhibit is furnished for the information of the Securities and Exchange

               Commission and is not deemed to be filed as part of this Annual Report on Form 10-K.)

21             Subsidiaries of the Registrant.
23             Consent of Independent Auditors.

27             Financial Data Schedule.

                                EXHIBIT 13

                       ANNUAL REPORT TO SHAREHOLDERS

TARGET ON THE BOTTOM LINE

Astronics Corporation Annual Report 1998

     Astronics Corporation is dedicated to sound growth and focused on expanding markets where inherent strengths provide a strong competitive advantage. The Company has maintained a high level of stability and efficiency in a period of change and uncertainty by adhering to business strategies which are based on long-term commitment and dedication to our customers. For years, the Company has been thriving with growth on a compound basis that has been more than twice the pace of our industries in sales and earnings.

     Astronics' two major segments, Specialty Packaging and Aerospace and Electronics, operate with the autonomy that is necessary to maintain leadership positions in today's rapidly moving business environment. The common denominator between our business segments is the determination to grasp market realities, focus on the most critical factors that create profitability and growth, and aggressively invest in initiatives that promise to solidify our positions in respective market niches.

     The Specialty Packaging segment pursues the markets of short run specialty packaging and high value added consumer products while the Aerospace and Electronics group serves the avionics industry with specialized lighting and power supply systems as well as commercial lighting applications.

     The companies of Astronics are active in creating change and supporting business opportunities in their industries which are experiencing significant restructuring. The many mergers and acquisitions of recent years have resulted in markets comprised of fewer and more demanding players. In 1998, Astronics did business in more than 50 countries globally with 21 percent of revenue derived from foreign sales.

     Astronics plans to adhere to its proven ability to aggressively implement advanced equipment and processes for specialized markets requiring cost effective solutions and rapid response. Astronics has always relied on a keen ability to capitalize on its strengths in order to effectively position the organization. The Company focuses on three major keys to growth including niche markets, high-end technology and expansion oriented investments. It is this commitment to these three areas that creates and supports the bottom line success of the Company.

Financial Highlights:

(in thousands except for per share data)

                         1998      1997      1996      1995      1994

Net Sales              $ 46,073  $ 40,972  $ 38,371  $ 28,536  $ 24,944
Net Income                4,304     3,551     2,657     1,760     1,306
Diluted Earnings Per
  Share                     .73       .61       .46       .33       .24
Shareholders' Equity     22,730    18,198    14,842    11,726    10,334
Book Value Per Share       4.08      3.30      2.71      2.24      1.93
Stock Market Price -
  High                    13.30     11.36      5.46      2.82      2.27
Stock Market Price - Low   6.93      4.43      2.55      1.45      1.37
Return on Equity          23.7%     23.9%     22.7%     17.0%     13.9%
(on January 1 Equity)
Return on Sales            9.3%      8.7%      6.9%      6.2%      5.2%


Graph insert depicting earnings per share

1994      1995      1996      1997      1998
 .24       .33       .46       .61       .73


Aerospace and Electronics Cockpit Lighting sales in 1998 increased by over 18%. Fully integrated systems are provided for both military and commercial aircraft as shown in this Cessna cockpit.

Domestic and global airlines such as United Airlines and original equipment manufacturers of regional airline aircraft such as Embraer of Brazil, have adopted Astronics' new seat mounted
Escape Path Lighting systems.

Specialty Packaging's Computer to Plate System has dramatically shortened the tooling and manufacturing process. Providing maximum efficiency, the digital imaging technology is a primary factor that contributes to its market leadership.

MESSAGE TO OUR SHAREHOLDERS

     1998 was a year of more record results and important expansion in our business base. Shipments moved to double-digit growth rates at a rising pace. Along with this, our backlog increased 175 percent to $30 million which signifies higher activity rates in the foreseeable future.

     Shipments reached $46 million, a gain of 12 percent, while earnings realized a growth of 21 percent to $4.3 million or $.73 per share. Return on equity continued to exceed 20 percent, as it has for the last three years. In 1998, return on equity was 23 percent. For the last 4 years, shipments resulting from internal growth and acquisition have had a compound growth rate of 17 percent per year while earnings have grown at an annual compound rate of 35 percent.

     These measures of success reflect the fundamental expansion of our business initiatives. A number of new products were introduced during the year, and new markets were penetrated. Capital expenditures were at the highest levels ever, reaching 21 percent of sales, over $9.7 million dollars. Our capital commitments to growth focus heavily on the continued acquisition of state-of-the-art technologies and capacity expansion in order to maintain and advance our leading edge capabilities that help secure our domination of selected niche markets.

     As in the past, our plans involve both internal development and growth through acquisition. As such, we confidently expect to maintain higher than industry average rates of performance in sales and earnings. It is important to reaffirm this strategic commitment which has served so well in the long-term development of our organization.

     1999 should be another banner year. We begin the year with the highest backlog ever and with substantial new levels of business opportunity before us that we expect to capture during the year. Our competence and reputation have never been stronger; a major credit to a great group of dedicated employees who know how to make the difference. We look forward to the challenges of the future with great energy and excitement.


Kevin T. Keane


President and Chief Executive Officer, Astronics Corporation
January 21, 1999

Graph insert depicting Astronics Sales in Millions

1994      1995      1996      1997      1998
24.9      28.5      38.4      41.0      46.1


     We are pleased to report that Astronics' Aerospace and Electronics segment had a healthy 1998. Revenues reached a new high of $23.9 million, an increase of 18 percent over 1997. This increase in volume resulted in an operating income that is 19 percent of sales.

     Our growth in 1998 was only one highlight of the year.
Others include ISO 9001 certification for our Lebanon, NH, operation, and the construction of a new facility there which we expect to occupy in mid 1999.

     The most important development in the last year was our award from the U.S. Air Force for lighting kits to modify their fleet of F-16 fighter jets for night vision compatibility. As of this writing, we have been awarded releases totaling $29 million with volume deliveries scheduled to begin in the second half of 1999. This program is expected to reach $50 million in revenues over the next few years, with deliveries stretching into 2002. This award, combined with other victories in the market, has tripled our backlog during the year.

     Our strategies of niche domination and carefully selected product development have resulted in strong growth and financial results, and increasing opportunities in the immediate future. It is an exciting time for our Company.

                         Peter J. Gundermann


                         President, Luminescent Systems, Inc.


Graph insert depicting Aerospace & Electronics Sales in Millions

1994      1995      1996      1997      1998
9.1       11.5      19.7      20.2      23.9


     1998 was a year of solid growth and development for Astronics' Specialty Packaging segment. Revenues rose 7 percent over 1997 and operating earnings remained a strong 18 percent of sales. A major 1998 highlight was the implementation of several innovative production technologies that helped us achieve breakthrough performance in our plant operations. We installed the latest laser and water jet technologies in conjunction with computerized plate and die making equipment which are reducing tooling production cycle times by over 80 percent. In this age of rapid change and innovation, we are especially quick to capitalize on developments in technology, both for our customers and in our own operations.

     Future sales and earnings growth is expected to come from new production capabilities, purchasing consolidation initiatives, broadened product offerings and innovative new alliances with both our suppliers and customers. We will continue to pursue and develop niche market opportunities that allow us to leverage our production efficiencies and accelerate our momentum.

                              Daniel G. Keane


                              President, MOD-PAC CORP

Graph insert depicting Specialty Packaging Sales in Millions

1994      1995      1996      1997      1998
15.8      17.0      18.7      20.8      22.2


TARGET ON NICHE MARKETS

By targeting selected market segments, Astronics sells services that rely on strength and ability to excel as an industry leader. Having extensive knowledge of customers' markets stimulates in-house development of new products which can be successfully introduced with competitive advantage. Customers come to rely on us for our expertise and problem solving ability.

The Hershey Foods Corporation relies on our Specialty Packaging to provide a packaging program which meets both diverse and unique requirements.


     Targeting niche markets provides the Specialty Packaging segment with unique opportunities where high profit potential is generated by superiority in product design and manufacturing efficiency.

     By servicing these markets, the Specialty Packaging segment of Astronics is able to emphasize value-added services as well as products. Many of our customers rely heavily on short cycle times, specialized printing, stringent quality and accelerated response. A growing number of major companies also utilize our services for enhancing the overall value of their products.

     By supplying comprehensive support to key market sectors, Astronics' Specialty Packaging segment is frequently relied on as a sole source or preferred provider. This advantageous relationship has allowed us to swiftly introduce new products and expand our share of the market.

     By successfully operating in specialized markets in nearly 50 countries, Astronics' Aerospace and Electronics segment is a respected global industry leader. In 1998 we were awarded a landmark contract to supply lighting for the United States Air Force F-16 program. This will result in substantial future revenue as well as the opportunity to explore new areas in night vision modifications.

     Our electroluminescent lighting product line has been chosen by Timex Corporation for a significant portion of lighted watch applications. As the dominant player in the electroluminescent lighting and power supply fields, we have the advantage of the market seeking us as a source for expertise in design and product development as well as growing production requirements.

Aerospace and Electronics' Formation Lights enable military aircraft, such as this Huey helicopter, to perform night-time tactical maneuvers. Our Formation Lighting systems dominate this market segment world-wide.

Electroluminescent Lighting products are used globally in LCD's, time pieces, wireless communication, commercial and consumer electronics, aviation and automotive applications.

Specialty Packaging offers sophisticated finishing capabilities including gold emulsion, aqueous, UV and blister coatings with exceptional quality and efficiency due to the advanced printing technology.


TARGET ON TECHNOLOGY

In today's dynamic business environment, we believe that technology is a solid investment and a necessity in the market segments we serve.

Complete digital prepress tooling is performed in-house, totally off line, drastically reducing set-up time and providing laser accurate plate registration that yield higher run speeds.


     Superior technology and process flows are viewed as fundamental to rapid sales growth and profitability. For years, Specialty Packaging has undertaken investments in new equipment and processes which have enabled it to stand out and aggressively pursue its objectives.

     By providing a high quality and short cycle time supply of products, we contribute to customer successes and experience the technical leverage attributed to deep market penetration. While the reasons for product innovations may seem clear, the need for advanced manufacturing processes may not be so obvious. It is our philosophy that technically optimized manufacturing will ensure the highest quality, lowest production costs and shortest delivery times and therefore increase our dominance in market share and profitability.

     In our position of market leadership, we have the ability to envision future market requirements and commit to leading technology which is critical to success. Astronics' strong partnerships with its major customers provide preemptive design and manufacturing opportunities.

     A primary factor that has contributed to Aerospace and Electronics' strong position in its market is its high standards of technical competence. The state-of-the-art lighting and systems solutions for OEM and retrofit applications are a hallmark of our performance capabilities. Our manufacturing processes are efficient and cost-effective over a broad range of production levels. Investments are continually made to support and advance our capabilities to meet the most stringent requirements and deadlines.

     By being active within the industry since 1972, we have developed considerable experience and information that enable us to generate the necessary research and development in-house. This has led to patents for processes and components and fortified our existing market advantage. Aerospace and Electronics' close relationship and commitment to its customers has been a great aid in comprehensively understanding the industry and developing new products. Experience has shown, that to remain a dominant player, we must constantly seek information and knowledge from all corners of the industry and apply it in both new and better ways.

Graph insert depicting Astronics Shareholders' Equity in Millions

1994      1995      1996      1997      1998
10.3      11.7      14.8      18.2      22.7

Graph insert depicting Astronics Capital Expenditures in Millions

1994      1995      1996      1997      1998
1.6       6.1       4.0       3.1       9.7


By utilizing thermal laser technology with the Computer-to-Plate process, efficiency is maximized while waste is minimized. Once on line, cartons are produced and punched simultaneously with sophisticated tooling, eliminating typical secondary stripping operations.

Laser etched lettering and graphics enable our panels to be of the highest quality and durability.

New technologies in Aerospace and Electronics include sophisticated equipment for luminosity measurement and production process management.


TARGET ON EXPANSION

Astronics management has established long-term growth objectives based on the reinvestment of earnings into capital expenditures. A key to the effectiveness of this strategy is the enhancement of all operating facilities in anticipation of the increased needs of the market place. In this manner, we are able to synchronize the development of our business process with the growth of our industries.

The Lebanon, New Hampshire operation is currently undergoing construction of a new state-of-the-art Aerospace and Electronics production facility in support of its expanding growth and development.

     Within our Specialty Packaging segment, expansion is both the source and result of being in a leadership position. Our long standing policy has been to make capital investments with previous earnings that will result in long-term profitability. We do not wait for facilities to reach maximum capacity as a call for action. By purchasing equipment in anticipation of market needs, we experience a buffer period that allows advanced R&D and testing. This allows us additional time to develop better products that can be efficiently manufactured for small and large volume requirements. When an opportunity surfaces in the market, we are in an excellent position to capitalize on it.

     High growth markets continuously challenge the operating capacities of manufacturers such as Astronics' Aerospace and Electronics segment. The Lebanon, New Hampshire expansion involves an 81,000 square foot facility at a cost of $6 million. A new $4 million facility for the East Aurora, New York operation will begin construction this spring. By effectively coordinating internal growth, we are able to optimize our resources and meet the needs of our customers.

Graph insert depicting Astronics Return on Equity

1994      1995      1996      1997      1998
13.9%     17.0%     22.7%     23.9%     23.7%


Graph insert depicting Astronics Net Income as a Percent of Sales

1994      1995      1996      1997      1998
5.2       6.2       6.9       8.7       9.3


From digital imaging to cluster flow management, each step of Specialty Packaging is supported by production and quality assurance teams.

The use of equipment, such as our state-of-the-art
Spectrophotometer, provides automated process control of color variance, ensuring manufacturing consistency in paperboard printing.

Aerospace and Electronics' production of the F-16 program will further demonstrate the product and process expertise for other military and commercial applications.

ASTRONICS CORPORATION FINANCIAL REVIEW

The following financial statements for Astronics Corporation have been prepared by management and audited by Ernst and Young LLP, independent auditors.


Consolidated Statements of Income
(in thousands, except per share data)
                                           Year ended December 31,
                                        1998         1997       1996
___________________________________________________________________________

Net Sales                               $46,073      $40,972    $38,371
Cost and Expenses
  Cost of products sold                  31,214       27,543     27,333
  Selling, general and administrative
    expenses                              7,765        7,463      7,959
  Interest expense, net of interest
    income of $2, $14 and $23               376          437        813
  Gain on sale of assets                      -            -     (1,757)
___________________________________________________________________________
                                         39,355       35,443     34,348

Income Before Taxes                       6,718        5,529      4,023

Provision for income taxes                2,414        1,978      1,366
___________________________________________________________________________
Net Income                              $ 4,304      $ 3,551    $ 2,657
===========================================================================
Earnings per Share
  Basic                                 $   .78      $   .65    $   .50
===========================================================================
  Diluted                               $   .73      $   .61    $   .46
===========================================================================



See notes to financial statements.

Consolidated Balance Sheets
(in thousands, except per share data)
                                                        December 31,
                                                       1998      1997
___________________________________________________________________________

Current Assets
  Cash and cash equivalents                            $   523   $   740
  Accounts receivable, net of allowance for doubtful
    accounts of $238 in 1998 and $227 in 1997            5,435     4,443
  Inventories                                            4,935     4,761
  Prepaid expenses                                       1,229       415
__________________________________________________________________________
     Total Current Assets                               12,122    10,359

Property, Plant and Equipment, at cost
  Land                                                   1,115       326
  Buildings and improvements                            10,077     9,807
  Machinery and equipment                               30,613    24,640
  Construction in progress                               2,285         -
___________________________________________________________________________
                                                        44,090    34,773

  Less accumulated depreciation and amortization        19,096    16,613
___________________________________________________________________________
  Net Property, Plant and Equipment                     24,994    18,160

Unexpended Industrial Revenue Bond Proceeds              4,657         -

Other Assets                                             1,934     1,722
___________________________________________________________________________
                                                       $43,707   $30,241
===========================================================================
Current Liabilities
  Current maturities of long-term liabilities          $   446   $ 1,194
  Accounts payable                                       2,939     2,564
  Accrued expenses                                       2,085     1,942
  Income taxes                                             347       360
___________________________________________________________________________
     Total Current Liabilities                           5,817     6,060

Long-Term Debt                                          11,319     2,110
Long-Term Obligations Under Capital Leases                 789     1,194
Deferred Income Taxes                                    1,070       822
Deferred Compensation                                    1,982     1,857
Shareholders' Equity
  Common Stock, $.01 par value
    Authorized 10,000,000 shares, issued
    5,225,001 in 1998; 4,642,910 in 1997                    52        46

  Class B Stock, $.01 par value
    Authorized 5,000,000 shares, issued
    693,660 in 1998; 715,797 in 1997                         7         7
  Additional Paid-in Capital                             2,681     2,520
  Retained Earnings                                     20,932    16,640
___________________________________________________________________________
                                                        23,672    19,213

                                                        December 31,
                                                       1998      1997
___________________________________________________________________________

Less Treasury Stock: 349,187 shares in 1998;
  341,946 shares in 1997, at cost                          942     1,015
___________________________________________________________________________
     Total Shareholders' Equity                         22,730    18,198
___________________________________________________________________________
                                                       $43,707   $30,241
===========================================================================


See notes to financial statements.

Consolidated Statements of Cash Flows
(in thousands)
                                                    Year ended December 31,
                                                    1998      1997      1996
Cash Flows from Operating Activities
  Net income                                       $  4,304  $  3,551   $ 2,657
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                     3,114     2,831     2,631
    Provision for doubtful accounts                      11      (177)       45
    Gain on sale of assets                                -         -    (1,757)
    Provision for deferred taxes                        248       277      (330)
    Cash flows from changes in operating assets
      and liabilities, net of the effect of
      acquired or sold business:
      Accounts receivable                            (1,003)     (578)    1,141
      Inventories                                      (174)      101     1,354
      Prepaid expenses                                 (814)      163        68
      Accounts payable                                  375       101       (61)
      Accrued expenses                                  143       185       308
      Income taxes                                      (13)     (577)      685
    Deferred compensation                               125       180     1,339
_______________________________________________________________________________
Net Cash provided by Operating Activities             6,316     6,057     8,080
_______________________________________________________________________________
Cash Flows from Investing Activities
  Proceeds from sale of assets                            -         -       219
  Change in other assets                               (474)      (46)     (281)
  Capital expenditures                               (9,686)   (3,060)   (4,025)
  Proceeds from sale of division                          -         -     2,250
_______________________________________________________________________________
Net Cash used by Investing Activities               (10,160)   (3,106)   (1,837)
_______________________________________________________________________________
Cash Flows from Financing Activities
  New long-term debt                                  9,250         -         -
  Principal payments on long-term debt
    and capital lease obligations                    (1,194)   (3,146)   (6,345)
  Unexpended industrial revenue bond
    proceeds                                         (4,657)        -         -
  Proceeds from issuance of stock                       234       337       464


  Fractional shares paid on stock distribution           (6)        -        (4)
  Purchase of stock for treasury                          -      (532)        -
_______________________________________________________________________________
Net Cash provided (used) by Financing Activities      3,627    (3,341)   (5,885)
_______________________________________________________________________________
Net (decrease) increase in cash and cash
  equivalents                                          (217)     (390)      358

Cash and Cash Equivalents at Beginning of Year          740     1,130       772
_______________________________________________________________________________
Cash and Cash Equivalents at End of Year           $    523  $    740   $ 1,130
===============================================================================
Disclosure of Cash Payments for:
  Interest                                         $    413  $    474   $   869
  Income taxes                                     $  2,181  $  2,278   $ 1,017



See notes to financial statements.





Consolidated Statements of Shareholders' Equity
(dollars and shares in thousands)
                                    Common Stock       Class B Stock       Treasury Stock
                                    ____________       _____________       ______________
                                   Shares    Par       Shares    Par                         Paid-In   Retained
                                   Issued    Value     Issued    Value     Shares    Cost    Capital   Earnings
________________________________________________________________________________________________________________
Balance at December 31, 1995       3,302     $  33     815       $   8     302       $ 808   $ 2,046   $10,447
Net Income and Comprehensive
  Income for 1996                                                                                        2,657
Stock Distribution                 1,040        10                          75                             (15)
Treasury Stock Sold                                                        (79)       (212)      (41)
Exercise of Stock Options             98         1      13           -                           292
Class B Stock converted to
  Common Stock                        79         1     (79)         (1)
______________________________________________________________________________________________________________
Balance at December 31, 1996       4,519        45     749           7     298         596     2,297    13,089
Net Income and Comprehensive
  Income for 1997                                                                                        3,551
Treasury Stock Sold                                                        (38)       (113)       53
Treasury Stock Purchased                                                    82         532
Exercise of Stock Options             91         1                                               170
Class B Stock converted to
  Common Stock                        33         -     (33)          -
______________________________________________________________________________________________________________
Balance at December 31, 1997       4,643        46     716           7     342       1,015     2,520    16,640
Net Income and Comprehensive
  Income for 1998                                                                                        4,304
Stock Distribution                   537         6                          34                             (12)
Treasury Stock Sold                                                        (27)        (73)      130
Exercise of Stock Options             23                                                          31
Class B Stock converted to
  Common Stock                        22         -     (22)          -
______________________________________________________________________________________________________________
Balance at December 31, 1998       5,225     $  52     694       $   7     349       $ 942   $ 2,681   $20,932
==============================================================================================================

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

Inventories

     Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories at December 31 are as follows:

                                     (in thousands)
                                     1998      1997
                                   ____________________

     Finished Goods                  $1,357    $1,740
     Work in Progress                 1,064       879
     Raw Material                     2,514     2,142
                                   ____________________
                                     $4,935    $4,761
     __________________________________________________


Property, Plant and Equipment

     Depreciation of property, plant and equipment is computed on the straight-line method for financial reporting purposes and on accelerated methods for income tax purposes. Estimated useful lives of the assets are as follows: buildings, 10-40 years; and machinery and equipment, 4-10 years. Leasehold improvements are amortized over the terms of the lease or the lives of the assets, whichever is shorter.

     The cost of properties sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the accounts, and the resulting gain or loss, as well as maintenance and repair expenses, are reflected in income. Renewals and betterments are capitalized.

Goodwill

     Included in other assets, the excess of purchase price over the fair value of net tangible assets acquired, net of accumulated amortization, amounted to $1,049,000 and $1,099,000 at December 31, 1998 and 1997, respectively. Accumulated amortization amounted to $382,000 and $332,000 at December 31, 1998 and 1997, respectively. These assets are amortized over 15-40 years on a straight-line basis, starting in the year of acquisition.

Income Taxes

     The Company files a consolidated federal income tax return.
Deferred taxes are computed under Statement of Financial
Accounting Standards No. 109, "Accounting for Income Taxes".

Earnings Per Share

     Earnings per share computations are based upon the following table:

                          (in thousands, except per share data)
                              1998         1997        1996
                              _______________________________

Net Income                    $4,304       $3,551      $2,657
Basic earnings per share
  weighted average shares,
  restated for share
  distributions                5,542        5,496       5,319
Net effect of dilutive stock
  options                        385          370         404
                              ________________________________
Diluted earnings per share
  weighted average shares      5,927        5,866       5,723
                              ================================
Basic earnings per share      $ 0.78       $ 0.65      $ 0.50
                              ================================
Diluted earnings per share    $ 0.73       $ 0.61      $ 0.46
______________________________________________________________


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


Note 2
Effect of New Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board
(FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires than an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The intended use of the derivative and its designation as either (1) a hedge of the exposure to changes in the fair value of a recognized assets or liability or a firm commitment (a fair value hedge), (2) a hedge of the exposure to variable cash flows of a forecasted transaction (a cash flow hedge), or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation (a foreign currency hedge), will determine when the gains or losses on the derivatives are to be reported in earnings and when they are to be reported as a component of other comprehensive income.

     This new standard must be adopted for year 2000 financial reporting. Management has determined that it does not have current transactions that would require reporting under "Accounting for Derivative Instruments and Hedging Activities."


Note 3
Notes Payable

     The Company has an unsecured line of credit of $10,000,000, which provides for interest at bank prime or LIBOR plus 100 basis points. The line is available for two and a half years and may be converted into a four year term loan at not more than $9,000,000. At December 31, 1998 and 1997, $3,800,000 and
$1,800,000, respectively, was outstanding.


Note 4
Long-Term Debt

     Long-term debt consists of the following:

                                           (in thousands)
                                          1998         1997
                                        ______________________
Mortgage payable in installments
  through 2003 with interest at 11.00%    $    34      $    39

Term loan payable in installments
  through 1998 with interest at 6.96%           -          750

Revolver loan with interest at
  LIBOR plus 100 basis points               3,800        1,800

Urban Development Action Grant
  financing payable in monthly
  installments through 2006, with
  interest at 3%                              276          310

Industrial Revenue Tax-Exempt Bonds
  issued through the Business Finance
  Authority of the state of New Hampshire
  payable $400,000 annually starting in
  2001 through 2018 with interest reset
  every seven days.  The rate at December
  31, 1998 was 4.20%                        7,250            -
                                        ______________________
                                           11,360        2,899
Less current maturities                        41          789
                                        ______________________
                                          $11,319       $2,110
______________________________________________________________

     The Industrial Revenue Bonds are held by institutional investors and are guaranteed by a bank letter of credit, which is collateralized by certain property, plant and equipment assets. The mortgage payable and the grant are secured by certain property, plant and equipment. The Company's loans, among other requirements, impose certain covenants with which the Company maintains compliance.

     Estimated principal maturities of long-term debt over the next five years are as follows: $40,000; $42,000; $4,244,000;
$446,000, and $446,000.


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

     The following is a schedule by years of future minimum lease payments under the capital leases, together with the present value of the net minimum lease payments as of December 31, 1998:

                                        (in thousands)
                                                  Capital
                                        Period    Lease
                                   ____________________________

                                        1999      $   492
                                        2000          429
                                        2001          177

                                        2002          143
                                        2003          122
                                        2004           55
                                                  _______
     Net minimum lease payments                     1,418
     Amounts representing interest                    224
                                                  _______
     Present value of net
       minimum lease payments                     $ 1,194
     __________________________________________________________


Amounts related to the capital leases included in the Balance
Sheet are summarized as follows:

                                     (in thousands)
                                   1998           1997

Property, Plant and Equipment:
  Land                             $    125       $    125
  Buildings and improvements          2,592          2,592
  Machinery and equipment             2,578          2,578
                                   _______________________
                                      5,295          5,295
Less accumulated
  depreciation                        4,416          4,025
                                   _______________________
                                   $    879        $ 1,270
__________________________________________________________
Debt:
  Current                               405            405
  Long-term                             789          1,194
                                   _______________________
                                   $  1,194        $ 1,599
__________________________________________________________


     The Company subleases a portion of these facilities from which they anticipate future total minimum rentals of $1,931,000.

Note 6
Stock Option and Purchase Plans

     A summary of the Company's stock option and purchase plans activity, and related information for the years ended December 31 follows:
                                1998                      1997                     1996
                           ________________________________________________________________________
                                      Weighted                   Weighted                 Weighted
                                      Average                    Average                  Average
                                      Exercised                  Exercised                Exercised
                           Options    Price           Options    Price         Options    Price
                           ________________________________________________________________________
Outstanding at the
  beginning of the year    481,026    $ 2.60          577,233    $ 2.07        540,849    $ 2.33
Options granted             67,869    $ 8.23           47,714    $ 7.69         95,714    $ 4.71
Stock distribution          47,135    $ (.25)               -         -        129,247    $ (.47)
Options exercised          (49,942)   $ 4.69         (128,563)   $ 2.63       (175,582)   $ 1.55
Options expired             (7,398)   $ 8.29          (15,358)   $ 3.38        (12,995)   $ 2.61
                           _______                   ________                 ________
Outstanding at the end of
  the year                 538,690    $ 2.81          481,026    $ 2.60        577,233    $ 2.07
                           _______                   ________                 ________
Exercisable at
  December 31              435,221    $ 2.10          403,156    $ 2.02        413,487    $ 1.66
                           =======                   ========                 ========



     Exercise prices for options outstanding as of December 31, 1998 range from $ .95 to $8.88. The weighted average remaining contractual life of these options is 4.1 years.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation". The Company uses the measurement prescribed by APB Opinion No. 25 which does not recognize compensation expense if the exercise price of the stock option equals the market price of the underlying stock on the date of grant. SFAS No. 123 requires companies that choose to continue using APB Opinion No. 25, and thus not adopting the new fair value accounting rules, to disclose pro forma net income and earnings per share under the new method.

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998: risk-free interest rate of 6.0%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .42; and a weighted average expected life of the option of 3.0 years. The weighted average grant date fair value of options granted during the year was $3.11.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the year ended December 31, 1998 is as follows: net income $4,163,000; basic earnings per share $ .75; and diluted earnings per share $
 .71. The pro forma effect on earnings for the year ended December 31, 1997 is as follows: net income $3,431,000; basic earnings per share $ .69; and diluted earnings per share $ .65. The effect for the year ended December 31, 1996 was immaterial.

     The Company established the 1982 and 1992 Incentive Stock Option Plans for the purpose of attracting and retaining executive officers and key employees, and to align management's interest with those of the shareholders. Generally, the options must be exercised within ten years from the grant date and, under the 1992 Plan, the options vest ratably over a five year period. The exercise price for the options is equal to the fair market value at the date of grant. The Company had options outstanding for 148,500 shares and 200,125 shares under the 1982 and 1992 Plans, respectively. At December 31, 1998 options available for future issuance under the 1992 Plan are 141,075 shares.

     The Company established the 1984, 1993 and the 1997 Directors Stock Option Plan for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors, and to align their interest with those of the shareholders. The options must be exercised within ten years from the grant date. The exercise price for the option is equal to the fair market value at the date of grant. The Company had options outstanding for 86,796 shares, 48,400 shares, and 16,500 shares under the 1984, 1993 and 1997 Plans, respectively. At December 31, 1998 options available for future issuance under the 1997 Plan are 93,500 shares.

     The Company established the Employee Stock Purchase Plan to encourage employees to invest in the Company. Each option is for one year, but may be canceled by the employee at any time during that year. The exercised price of the option is 85 percent of the market price on the date of grant. The employee pays for the option through a weekly payroll deduction. At December 31, 1998 employees had outstanding options to purchase 38,369 shares at $7.82 per share on September 30, 1999.


Note 7
Income Taxes

     The provision for income taxes consists of the following:

                                    (in thousands)
                              1998      1997      1996
                              __________________________
Currently payable
  Federal                     $2,009    $1,635    $1,614
  State                          157       146        82
Deferred (from prior) to
  future years                   248       197      (330)
                              __________________________
                              $2,414    $1,978    $1,366
________________________________________________________


     The effective tax rates of 35.9% in 1998, 35.8% in 1997 and 34.0% in 1996, which differ from the statutory federal income tax, are a result of the following:

                              1998      1997      1996
                              ________________________
Statutory federal income
  tax rate                    34.0%     34.0%     34.0%
Tax exempt items, net           .3%       .4%       .6%
State income tax, net of
  federal income tax benefit   1.5%      1.8%      1.8%
Other                           .1%      (.4%)    (2.4%)
                              _________________________
                              35.9%     35.8%     34.0%
_______________________________________________________

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1998 and 1997 are as follows:

                                             (in thousands)
                                             1998      1997
                                             ______________

Long-term deferred tax liabilities:
  Tax depreciation over book depreciation    $ 2,239   $ 1,906
                                             _________________
    Net long-term deferred tax liability       2,239     1,906

Long-term deferred assets:
  State net operating loss carryforwards          18        38
  State investment tax credit carryforwards      985       641
  Deferred compensation                          826       775
  Other-net                                      159       193
                                             _________________
    Total long-term deferred tax assets        1,988     1,647

  Valuation allowance for deferred tax
    assets related to state net operating
    losses and investment tax credit
    carryforward                                (819)     (563)
                                             _________________

  Net long-term deferred tax asset             1,169     1,084
                                             _________________
    Net long-term deferred tax liability     $ 1,070   $   822
______________________________________________________________


     At December 31, 1998, the Company had state net operating loss carryforwards of $511,000 for income tax purposes expiring through 2010 and state investment tax credit carryforwards of $1,493,000 expiring through 2013. The state carryforwards are subject to separate tax return limitations.


Note 8
Deferred Profit Sharing/401(k) Plan and Deferred Compensation

     The Company has a trusteed Deferred Profit Sharing/401(k) Plan for the benefit of its eligible full-time employees. The Profit Sharing/401(k) Plan provides for annual contributions based on percentages of pre-tax income. In addition, employees may contribute up to fourteen percent of their salary to the 401(k) features. The plan may be amended or terminated at any time. Total charges to income for the plan were $779,000, $745,000, and $548,000, in 1998, 1997, and 1996, respectively. In
1996, the Company formalized a deferred compensation arrangement for senior officers, payable over a ten-year period after retirement.

Note 9
Accrued Expenses

     Accrued expenses consist of the following:

                                        (in thousands)
                                        1998      1997

Accrued payroll and employee benefits   $  950      $  842
Accrued profit sharing                     779         745
Other accrued liabilities                  356         355
                                        __________________
                                        $2,085      $1,942
__________________________________________________________

Note 10
Selected Quarterly Financial Information

(unaudited) (in thousands, except for per share data)
                                                           Quarter ended
                         Dec. 31,   Oct. 3,   July 4,   April 4   Dec. 31,   Sept. 27,   June 28,   Mar. 29,
                         1998       1998      1998      1998      1997       1997        1997       1997
Net Sales                $ 13,031   $ 11,689  $ 10,296  $ 11,057  $ 11,445   $ 10,214    $  9,688   $  9,625
Gross Profit             $  4,808   $  3,651  $  3,035  $  3,365  $  4,067   $  3,289    $  3,091   $  2,982
Income before tax        $  2,683   $  1,580  $  1,271  $  1,184  $  2,059   $  1,457    $  1,013   $  1,000
Net income               $  1,689   $  1,049  $    821  $    745  $  1,385   $    937    $    646   $    583
Basic earnings per share $    .31   $    .19  $    .14  $    .14  $    .26   $    .16    $    .12   $    .11
Diluted earnings per
  share                  $    .29   $    .18  $    .13  $    .13  $    .24   $    .16    $    .11   $    .10
_____________________________________________________________________________________________________________







Note 11
Operations in Different Industries

     The Company adopted SFAS No. 131, "Disclosures About
Segments of an Enterprise and Related Information", in 1998 which changes the way the Company reports information about its operating segments. The information for 1997 and 1996 has been restated from the prior year's presentation in order to conform to the 1998 presentation.

     The Company operates in two areas: Aerospace and Electronics, and Specialty Packaging. Operations in Aerospace and Electronics involve the design, manufacturing and marketing of state-of-the-art and advanced technological components incorporated into functional systems including instrument panels, photo reproductions and keyboard technologies. Customers are typically well known companies in the automotive, aerospace, defense, and electronics industries worldwide. Operations in Specialty Packaging involve the design, manufacturing and marketing of folding paperboard packaging for customers' delivery of their products and high quality custom imprinting of napkins, invitation and other paper products. The Company is a dominant provider of custom folding boxes in chosen markets.

     Corporate assets consist mainly of cash, cash equivalents and furniture and equipment.

                                                       (in thousands)
                                   Aerospace &    Specialty
                                   Electronics    Packaging    Corporate   Consolidated
_______________________________________________________________________________________
Sales to external customers:
     1998                          $  23,884      $  22,189    $      -    $  46,073
     1997                             20,167         20,805           -       40,972
     1996                             19,718         18,653           -       38,371
     _______________________________________________________________________________

Interest expense, net:
     1998                          $       4      $     105    $    267    $     376
     1997                                  3            129         305          437
     1996                                  5            151         657          813
     _______________________________________________________________________________

Income before taxes:
     1998                          $   3,694      $   2,840    $    184    $   6,718
     1997                              2,676          2,931         (78)       5,529
     1996                              3,175          2,260      (1,412)       4,023
     _______________________________________________________________________________

Identifiable assets:
     1998                          $  18,484      $  24,262    $    961    $  43,707
     1997                              9,110         20,011       1,120       30,241
     1996                              8,611         19,761       1,493       29,865
     _______________________________________________________________________________

Capital expenditures:
     1998                          $   3,796      $   5,872    $     18    $   9,686
     1997                                412          2,644           4        3,060
     1996                                254          3,761          10        4,025
     _______________________________________________________________________________

Depreciation and amortization:
     1998                          $     715      $   2,360    $     39    $   3,114
     1997                                767          2,029          35        2,831
     1996                                799          1,753          79        2,631
     _______________________________________________________________________________


Sales by geographic locations:
    1998  North America            $  16,899      $  22,138    $      -    $  39,037

          Europe                       3,609              3           -        3,612
          South America                1,807              -           -        1,807
          Other                        1,569             48           -        1,617
                                   _________________________________________________
                                      23,884         22,189           -       46,073

    1997  North America            $  15,606      $  20,781    $      -    $  36,387

          Europe                       3,200              4           -        3,204
          South America                  124              1           -          125
          Other                        1,237             19           -        1,256
                                   _________________________________________________
                                   $  20,167      $  20,805    $      -    $  40,972


    1996  Data is not available




REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Astronics
Corporation

     We have audited the accompanying consolidated balance sheets of Astronics Corporation as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astronics Corporation at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


/S/ ERNST & YOUNG LLP

Buffalo, New York
January 21, 1999

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


/S/ KEVIN T. KEANE                       /S/ JOHN M. YESSA

Kevin T. Keane                           John M. Yessa
President and Chief Executive Officer    Vice President-Finance,
                                         Treasurer and Chief
                                         Financial Officer

Five-year Comparison of Selected Financial Data
(in thousands, except per share data)
                                        1998      1997      1996      1995      1994
For the year:
  Sales                                 $46,073   $40,972   $38,371   $28,536   $24,944
  Net income                              4,304     3,551     2,657     1,760     1,306
  Per share:
    Basic earnings per share                .78       .65       .50       .33       .24
    Diluted earnings per share              .73       .61       .46       .33       .24
  Shares used in computation of
    basic earnings per share              5,542     5,496     5,319     5,268     5,463
  Shares used in computation of
    diluted earnings per share            5,927     5,866     5,723     5,268     5,463

At end of year:
  Total assets                          $43,707   $30,241   $29,865   $30,815   $23,787
  Net investment in property,
    plant and equipment                  24,994    18,160    17,642    16,276    11,177
  Working capital                         6,305     4,299     2,855     6,101     6,035
  Long-term debt                         11,319     2,110     3,798     9,713     4,771
  Long-term obligations under
    capital leases                          789     1,194     1,600     2,010     2,228
  Shareholders' equity                   22,730    18,198    14,842    11,726    10,334
_______________________________________________________________________________________




Stock Prices

The adjacent table sets forth the range of prices for the Company's Common Stock, traded on the Nasdaq National Market
System, for each quarterly period during the last two years. The approximate number of shareholders of record as of February 22, 1999 was 1,007.

                         1998               1997

     First          $6.93  -  $8.86    $4.43  -  $6.59
     Second          7.56  -  13.30     5.57  -   6.14
     Third           7.84  -  12.50     5.80  -   9.09
     Fourth          8.06  -  11.88     7.27  -  11.36
     _________________________________________________

Managements Discussion and Analysis

The following table sets forth an income statement with percentage of net sales and the percentage increase (decrease)
of such items as compared to the prior period.
                                       1998               1997               1996           period to period
                                   _________________________________________________________________________
      (in thousands)               $          %       $          %       $          %       1997-98  1996-97
Net sales
  Aerospace and Electronics        $23,884    51.8    $20,167    49.2    $19,718    51.4    18.4%     2.3%
  Specialty Packaging               22,189    48.2     20,805    50.8     18,653    48.6     6.7%    11.5%
________________________________________________________________________________________
                                    46,073   100.0     40,972   100.0     38,371   100.0    12.5%     6.8%

Cost of goods sold                  31,214    67.7     27,543    67.2     27,333    71.2    13.3%      .8%
Selling, general and
  administrative expenses            7,765    16.9      7,463    18.2      7,959    20.8     4.0%    (6.2)%
Gain on sale of assets                   -       -          -       -     (1,757)   (4.6)      -        -
________________________________________________________________________________________

     Operating Income                7,094    15.4      5,966    14.6      4,836    12.6    18.9%    23.4%

Other deductions:
  Interest expense, net                376      .8        437     1.1        813     2.1   (14.0)%  (46.2)%
________________________________________________________________________________________

  Income before taxes                6,718    14.6      5,529    13.5      4,023    10.5    21.5%    37.4%

Provision for income taxes           2,414     5.2      1,978     4.8      1,366     3.6    22.0%    44.8%
________________________________________________________________________________________

     Net income                    $ 4,304     9.4   $  3,551     8.7   $  2,657     6.9    21.2%    33.6%
=========================================================================================================






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

     On April 24,1998, the Company announced that the United States Air Force (USAF) had selected its Luminescent Systems Inc. subsidiary to design, develop and manufacture night vision lighting modification kits for the NVIS F-16 program. The initial award was for 377 units. On February 10, 1999, the Company announced that the USAF had exercised an option for an additional 305 units. Two options remain for future use by the USAF. The potential value of the contract is $50,000,000, with current awards totaling $29,000,000. Delivery is expected to begin in the Third Quarter of 1999 with the program running into 2002.

     On December 30, 1998, effective December 1, 1998, the
Company renewed its Revolving Line of Credit for $10,000,000 at the bank's prime rate or LIBOR plus 100 basis points. The Company may convert up to $9,000,000 into a four-year term loan. This credit facility expires June 1, 2001.

     On December 30, 1998, the Company closed an Industrial Revenue tax-exempt bond with the Business Finance Authority of the State of New Hampshire for $7,250,000. The interest rate floats with tax exempt funds and is reset every seven days. These funds are being used to finance the new Lebanon, New Hampshire facility and manufacturing equipment for expanded production needs.

     During the Third Quarter of 1998, the Aerospace and Electronics segment started construction on a new 80,000 square foot building in Lebanon, New Hampshire. This will allow the Company to consolidate its New Hampshire operations, currently in four leased locations, into a single facility. The facility is scheduled for occupancy during the Third Quarter of 1999.

     During the Third Quarter of 1998, the New Hampshire operations of the Aerospace and Electronics segment received their ISO 9001 certification. In the Third Quarter of 1997, the
Specialty Packaging segment received its ISO 9001 certification.

     On October 30, 1996, Astronics Corporation sold its Rodgard
Division, a manufacturer of thick walled elastomeric products.
Sales for the nine months of 1996 totaled $1,494,000.

Sales

     Astronics Corporation set a new sales record for the year, with sales increasing 12.5 percent. Astronics has set a new record for sales for the last 18 quarters based on the trailing twelve months results. Sales increased 12.5 percent in 1998 over 1997, 6.8 percent in 1997 over 1996 and 11.1 percent in 1996 over 1995, based on ongoing sales. Sales for the year were $46,073,000, closely divided between Aerospace and Electronics (51.8 percent) and Specialty Packaging (48.2 percent).

     Sales in the Aerospace and Electronics segment increased
18.4 percent in 1998 to $23,884,000, compared to the growth in 1997 of 2.3 percent over 1996. When sales growth is calculated on an ongoing business basis, sales increased 10.7 percent in 1997 and 103.3 percent in 1996. In late 1995 the Company acquired Loctite Luminescent Systems. The Company in 1998 experienced solid sales growth in its emergency egress lighting systems, formation lighting systems for military aircraft and cockpit lighting systems areas. The Company has been awarded key development contracts for lighting systems in planes being developed for the commercial, private and military aircraft markets. Also, the Company has received its first order for a new lamp that enters it into the consumer products market.

     Sales in the Specialty Packaging segment increased 6.7 percent in 1998 to $22,189,000. This followed an increase of 11.5 percent in 1997 and 9.7 percent in 1996. This growth has been experienced mainly in the specifically designed boxes for customers in the confectionery, pharmaceutical and consumer product markets. This product line utilizes the Company's engineering, design and manufacturing capabilities for specific product solutions enabling customers to enhance their distribution to the marketplace. The Company is continuing to develop opportunities to partner with customers to jointly meet the customer's needs.

     The Company is increasing its global business outreach. In 1998, international sales were approximately 21 percent of sales, compared to 17 percent in 1997. The North American markets of Canada and Mexico accounted for five percent of sales in each year. International sales accounted for 36 percent of the Aerospace and Electronics sales in 1998, compared to 27 percent in 1997. The Specialty Packaging segment had seven percent of sales in 1998 in global markets, compared to six percent in 1997. Sales to foreign customers are made in U.S. dollars. Sales made to Asian countries were nominal in each year. Sales in the Aerospace and Electronics segment are mainly by competitive bid based on customer specifications. None of the government contracts are subject to renegotiation of profits clauses. Sales in the Specialty Packaging segment are approximately 50 percent from standard catalog pricing and 50 percent from competitive bid based on customer specifications. The Company has no sales concentrated in any one customer.

Expenses

     The gross profit margin was 32.3 percent in 1998, 32.8 percent in 1997 and 28.8 percent in 1996. The product mix change resulting from the growth in Aerospace and Electronic sales has had an effect on the ratios. Cost of goods sold increased 13.3 percent in 1998 compared to a sales increase of 12.5 percent. Within the cost of goods sold area there have been various shifts of costs. For example, material usage was 21.1 percent in 1998,
19.7 percent in 1997, and 25.2 percent in 1996. Employee costs (wages and benefits) was 27.5 percent in 1998, 28.0 percent in 1997, and 26.4 percent in 1996. Part of the increase in employee cost experienced in 1997 reflects the technical nature of the increasing sales in Aerospace and Electronics, which requires more support. Depreciation, as a percent of sales, has remained at 5.5 percent of sales over this three-year period. Facility costs have been in the low six percent of sales area during that three-year period. All other categories of expenses were approximately the same percentage of the sales dollar in each of the three years.

     The Company's operating profit of $7,094,000, was 15.4 percent of sales in 1998, compared to $5,966,000, or 14.6 percent of sales in 1997, and $3,079,000 (restated to eliminate gain on sale of a business) or 8.0 percent of sales in 1996. The lower operating profit margin in 1996 is the result of the finalization of a deferred compensation arrangement for senior management. When this one-time expense is removed for comparison purposes, operating income is 11.2 percent in 1996. The selling, general and administrative expenses tend to be more fixed and period costs, not directly related to manufacturing volume. Employee costs were 10.1 percent of sales in 1998, 10.2 percent in 1997, and 10.3 percent in 1996 (restated). The cost of professional services decreased approximately one percent of sales in 1998 as a result of less outside computer consulting services. All other cost areas are within a percentage point of the prior year.

     In October 1996, the Company sold its Rodgard Division for cash of $2,250,000. The Company retained the facility used by this Division, and is leasing it to the new owners of the business. The net gain on this transaction was $1,757,000. The Company also recorded, as expense in the same period, an additional contribution to the employees' Profit Sharing Plan, the write-down of potentially obsolete inventory in the Aerospace and Electronics segment, an additional reserve for accounts receivables over 120 days, and the formalization of the deferred compensation arrangement. The net effect of this gain and the recording of additional expenses is approximately $100,000 of income after taxes, or $.02 per share.

Interest

     Interest costs, net of interest income, was $376,000 (.8 percent of sales) in 1998, $437,000 (1.1 percent of sales) in 1997, and $813,000 (2.1 percent of sales) in 1996. The Company reduced its total long-term indebtedness by $1,194,000 in 1998, $3,146,000 in 1997, and $6,345,000 in 1996. On December 30, 1998,
the Company borrowed $7,250,000 under a tax-exempt Industrial Revenue Bond with the State of New Hampshire. During the 1998 year, the Company borrowed an additional $2,000,000, net, on its Revolving Line of Credit. Interest on the industrial revenue bond during the construction period will be capitalized as part of the cost of the new facility.

Income Before Taxes

     Income before taxes increased 21.5 percent in 1998 to $6,718,000, compared to an increase of 37.4 percent in 1997 to $5,529,000 and an increase in 1996 of 36.9 percent to $4,023,000.

Taxes

     The provision for taxes for 1998 is $2,414,000, an effective tax rate of 35.9 percent, compared to the 1997 provision of $1,978,000, an effective tax rate of 35.8 percent, and the 1996 provision of $1,366,000, an effective tax rate of 34.0 percent in 1996. The increase in the percentage of sales for the tax provision, 5.2 percent in 1998, 4.8 percent in 1997, and 3.6 percent in 1996, reflects the increases in margins the Company has achieved in its businesses. The Company utilizes state tax credits available under the different tax codes. The Company's Federal Income Tax returns have been audited through 1995.

Net Income

     The Company earned 9.4 percent on the sales dollar in 1998, compared to 8.7 percent on the sales dollar in 1997, and compared to 6.9 percent in 1996. The net income was $4,304,000, or $.73 per diluted share in 1998, $3,551,000, or $.61 per diluted share in 1997, and $2,657,000, or $.46 per diluted share in 1996. On a trailing twelve-month basis, the Company has increased earnings in each of the last 19 quarters.

Liquidity

     Working capital increased in 1998 to $6,305,000, and in 1997 to $4,299,000 from $2,855,000 in 1996. The Company remains current on all loan commitments and covenants.

     The Company believes that the cash generated from operations combined with the Revolving Line of Credit are adequate to fund the needs for working capital and capital expenditures for the 1999 Corporate Plan.

Credit Line

     The Company maintains an unsecured revolving line of credit for $10,000,000 with interest at either the bank's prime rate or LIBOR plus 100 basis points. At the end of two and a half years (June 1, 2001) the Company can convert up to $9,000,000 of the outstanding balance to a four-year term loan. At December 31, 1998 the outstanding loan balance was $3,800,000, and at December 31, 1997, the outstanding loan balance was $1,800,000.

Dividends

     On October 30, 1998, the Company paid a ten percent share distribution to shareholders of record as of October 16, 1998. The Company believes that its current investment programs (investments in increased capacity, technologies, processes and equipment, the reduction of debt, and the possible purchase of Treasury Stock) are important uses of cash, and are in the best long-term interest of its shareholders. Therefore, there are no plans to institute a cash dividend program.

Backlog

     At December 31, 1998, the Company's backlog was $29,887,000, compared to $10,807,000 at December 31, 1997 and $10,106,000 at
the end of 1996. The backlog for Aerospace and Electronic segment was $28,779,000, $9,686,000, and $8,784,000 at December 31, 1998,
1997 and 1996, respectively. The Specialty Packaging segment had backlogs of $1,108,000, $1,121,000 and $1,322,000 at December 31,
1998, 1997 and 1996, respectively. The current portion of the combined backlog is $25,608,000. The Company's commitment to on-time delivery of products and short cycle times have enabled the Company to reduce its inventories and improve the delivery of products to its customers.

Commitments

     At December 31, 1998, the Company had outstanding capital expenditure commitments of approximately $7,100,000, compared to $4,100,000 at the end of 1997 and $2,000,000 at the end of 1996.
The major outstanding commitment is for the new facility and production equipment for the Lebanon, New Hampshire operation. This project should be completed in 1999. The Company also has normal outstanding purchase orders for raw materials and supplies necessary to carry on the business. The Company is not aware of any commitments in excess of today's market values nor in excess of quantities that will be used in normal operations. The Company is not aware of any contingent liabilities not provided for in its financial statements.

Market Risk

     The Company has various long-term indebtedness outstanding at December 31, 1998. The interest impact of a one percent increase in rates would be as follows:
                                          Impact on Earnings (in
Instrument          Interest Rate         thousands)
__________          _____________         ______________________
Mortgage payable    Fixed interest               $   -
Revolver line of
  credit            LIBOR plus 100 points           38
UDAG                Fixed interest                   -
1998 LSI - IRB      Tax-exempt financing            73
Capital leases      Rates fixed or floor/ceiling     7
                                                 _____
                                                 $ 118
     Less tax benefit                               43
                                                 _____
  Net income reduction                           $  75

     The Company purchases paperboard for its Specialty Packaging segment. This amounts to approximately 20 percent of sales. The Company's backlog is normally less than 30 days of sales. The Company has inventory on hand for approximately one month's usage. Any price changes in paperboard purchases would have less than a two month effect on the business's in margins as each new order is quoted to reflect the cost of the raw material. The Company doesn't purchase any other raw material or product component that, by itself, would have a material effect on the success of the Company because of pricing increases.

Year 2000

     The Company employs several different computer systems for financial, engineering and manufacturing purposes. The Company purchases these systems, both hardware and software. Therefore, it does not have programmers writing code internally. During 1998 and 1997, the Company installed upgrades to some of its systems that are Year 2000 compliant and switch software for other functions that are Year 2000 compliant. All operating systems are now Year 2000 compliant, except for the Human Resources system. This system will be replaced in the Second or Third Quarter of 1999. The Company has tested various systems and will continue to test applications it runs, as well as those it interfaces with including customers, vendors, and other outside sources. The Company believes it is ready for Year 2000 except for the above-mentioned program. The total invested for software upgrades to date is approximately $150,000 and the Company's budget for additional upgrades and new software in 1999 is approximately $25,000.

     The Company has interfaced with the suppliers of production, engineering and administrative equipment that have embedded chips in their products. The Company is seeking full assurances that these are either Year 2000 Compliant, have no date sensitivity, or that necessary upgrades will be available by June 30, 1999.

     The risk that the Company faces is in their suppliers of utilities, mainly electric, natural gas, and telecommunication. These vendors have stated that they have or will test their systems before the end of the Second Quarter. They have stated that they do not anticipate any problems. Another area of risk is that several key pieces of manufacturing equipment are made in Europe, where companies reportedly are slowly addressing the year 2000 issues. The Company plans to have assurance from these suppliers that they have adequate parts in U.S.A. warehouses with Year 2000 Compliant delivery systems. If assurances are not adequate, the Company will increase its inventory of vital spare parts. The Company has no other specific contingency plans.


Board of Directors

Robert T. Brady          Director, Astronics Corporation
                         Chairman of the Board, President
                         and Chief Executive Officer, Moog Inc.

John B. Drenning         Secretary, Director, Astronics
                         Corporation, Partner in the law firm
                         Phillips, Lytle, Hitchcock, Blaine &
                         Huber

Kevin T. Keane           President and Chief Executive Officer,
                         Director, Astronics Corporation

Robert J. McKenna        Director, Astronics Corporation
                         Chairman of the Board, President and
                         Chief Executive Officer, Acme Electric
                         Corporation

John M. Yessa            Vice-President-Finance and Treasurer,
                         Chief Financial Officer, Director,
                         Astronics Corporation


Officers

Charles H. Biddlecom     Vice President-Marketing, Mod-Pac Corp

Donald E. Derrick        Vice President, Luminescent Systems,
                         Inc.

Donna L. Eckman          Vice President, Krepe-Kraft

Leo T. Eckman            President, Krepe-Kraft

Peter J. Gundermann      President, Luminescent Systems, Inc.

Daniel G. Keane          President, Mod-Pac Corp

Kevin T. Keane           President and Chief Executive Officer,
                         Astronics Corporation

James S. Kramer          Vice-President, Luminescent Systems,
                         Inc.

John M. Yessa            Vice-President-Finance and Treasurer,
                         Chief Financial Officer, Astronics
                         Corporation


The Companies of Astronics

Specialty Packaging
  Krepe-Kraft, Blasdell, New York
  MOD-PAC CORP, Buffalo, New York

Aerospace and Electronics
  Luminescent Systems Inc., Lebanon, New Hampshire
  Luminescent Systems Inc., East Aurora, New York
  Luminescent Systems Europe B.V. B. A., Brussels, Belgium

Transfer Agent and Registrar

American Stock Transfer and Trust Company
New York, New York


Attorneys
Phillips, Lytle, Hitchcock, Blaine & Huber LLP
Buffalo, New York

Independent Accountants

Ernst & Young LLP
Buffalo, New York


Annual Meeting

April 29, 1999 - 10:00 A.M.
Orchard Park Country Club
S-4777 South Buffalo Street
Orchard Park, New York


Form 10-K Annual Report

The Company's Form 10-K Annual Report to the Securities and Exchange Commission provides certain additional information. A copy of this report may be obtained upon request to Shareholder Relations, Astronics Corporation, 1801 Elmwood Avenue, Buffalo, NY 14207


Shareholder Administration

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


Press Releases

In an effort to provide efficient and cost-effective communications to our shareholders, we are mailing copies of all Press Releases directly to our shareholders of record on the day of the release. These Press Releases will carry appropriate financial data, when applicable. The Press Release dates for the 1999 quarterly results are:

     First Quarter - April 27, 1999
     Second Quarter - July 27, 1999
     Third Quarter - October 26, 1999
     Fourth Quarter -  January 27, 2000


Stock Exchange Listing

The Company's stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol ATRO.


Correspondence

Astronics Corporation
1801 Elmwood Avenue
Buffalo, New York 14207


Web Site: www.astronics.com


E-mail: invest@astronics.com

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

                           EXHIBIT 23

           Consent and Report of Independent Auditors


Board of Directors
Astronics Corporation



We consent to the incorporation by reference in this Annual
Report (Form 10-K) of Astronics Corporation of our report dated
January 21, 1999, included in the 1998 Annual Report to
Shareholders of Astronics Corporation.

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

We also consent to the incorporation by reference in Registration Statement (Form S-8 No. 33-42981) pertaining to the Employee Stock Purchase Plan of Astronics Corporation of our reports dated January 21, 1999, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of Astronics Corporation.

We also consent to the incorporation by reference in Registration Statement (Form S-8 No. 33-65141) filed with the Securities and Exchange Commission for the registration of 732,132 shares of Astronics Corporation common stock of our reports dated January 21, 1999, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of Astronics
Corporation.


                                   ERNST & YOUNG LLP



Buffalo, New York
March 25, 1999