Form 10-Q
period 1999-04-03
ASTRONICS CORP
filed 1999-05-18
CIK 8063

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

                            FORM 10-Q

 (Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended April 3, 1999

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


As of April 3, 1999, 4,882,210 shares of $.01 par value common stock and 688,364 shares of $.01 par value Class B common stock were outstanding.

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
          ____________________

                      ASTRONICS CORPORATION

                   Consolidated Balance Sheet
                          April 3, 1999
         With Comparative Figures for December 31, 1998

                                            (Dollars in
                                             Thousands)
                                   April 3, 1999    December 31,
                                   (Unaudited)         1998
                                   _____________    ____________
Current Assets:
  Cash                             $       24         $     523
  Accounts receivable                   5,913             5,435
  Inventories                           4,984             4,935
  Prepaid expenses                        858             1,229
                                   __________         _________
     Total current assets              11,779            12,122

Property, Plant and Equipment          47,296            44,090
  Less accumulated depreciation
     and amortization                  19,860            19,096
                                   __________         _________
     Net property, plant and
       equipment                       27,436            24,994

Unexpended Industrial Revenue
  Bond Proceeds                         2,488             4,657

Other Assets                            2,013             1,934
                                   __________         _________
                                   $   43,716         $  43,707
                                   ==========         =========
Current Liabilities:
  Current maturities of
    long-term liabilities          $      447         $     446
  Accounts payable                      3,726             2,939
  Accrued expenses                      1,232             2,085
  Income taxes                            505               347
                                   __________         _________
     Total current liabilities          5,910             5,817

Other Liabilities                      14,141            15,160

Shareholders' Equity:
  Common stock, $.01 par value
    Authorized 10,000,000 shares,
    issued 5,231,397 in 1999,
    5,225,001 in 1998                      52                52
  Class B common stock, $.01 par value
    Authorized 5,000,000 shares,
    issued 688,364 in 1999,
    693,660 in 1998                         7                 7

  Additional paid-in capital            2,683             2,681
  Retained earnings                    21,865            20,932
                                   __________         _________
                                       24,607            23,672

  Less shares in Treasury, at cost        942               942
                                   __________         _________

  Total shareholders' equity           23,665            22,730
                                   __________         _________

                                   $   43,716         $  43,707
                                   ==========         =========

See notes to financial statements.

                      ASTRONICS CORPORATION

     Consolidated Statement of Income and Retained Earnings
                   Period Ended April 3, 1999
                With Comparative Figures for 1998


                                          (Dollars in Thousands)
                                               (Unaudited)
                                          1999           1998
                                          ____           ____

Net Sales                                 $ 12,325     $ 11,057
Costs and Expenses:
  Cost of products sold                      8,726        7,692
  Selling, general and
    administrative expenses                  2,137        2,104
  Interest expenses, net of
    interest income of $5
    in 1999 and $0 in 1998                      71           77
                                          ________      _______
       Total costs and expenses             10,934        9,873
                                          ________      _______
Income before taxes                          1,391        1,184

Provision for income taxes                     458          439
                                          ________      _______
Net Income                                     933          745

Retained Earnings:

  January 1                                 20,932       16,640
                                          ________      _______

  April 3                                 $ 21,865     $ 17,385
                                          ========     ========

Earnings per share:
  Basic                                   $    .17     $    .14
                                          ========     ========
  Diluted                                 $    .16     $    .13
                                          ========     ========



See notes to financial statements.

                      ASTRONICS CORPORATION

              Consolidated Statement of Cash Flows
                Three Months Ended April 3, 1999
                With Comparative Figures for 1998

                                              (Dollars in
                                               Thousands)
                                     (Unaudited)
                                        1999              1998
                                        ____              ____

Cash Flows from Operating Activities:
  Net income                           $   933           $  745
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization        855              693
      Provision for doubtful accounts       35              (30)
      Provision for deferred taxes          41              (16)

      Cash flows from changes in
        operating assets and liabilities:
          Accounts receivable             (513)            (749)
          Inventories                      (49)              81
          Prepaid expenses                 371              385
          Accounts payable                 788            1,436
          Accrued expenses                (853)            (666)
          Income taxes                     158              135
          Deferred compensation             52               28
                                       _______           ______
  Net Cash provided (used) by
  Operating Activities                 $ 1,818           $2,042
                                       _______           ______

Cash Flows from Investing Activities:
  Change in other assets                  (170)              (5)
  Capital expenditures                  (3,206)          (3,013)
                                       _______           ______
  Net Cash provided (used) by
    Investing Activities               $(3,376)         $(3,018)
                                       _______          _______
Cash Flows from Financing Activities:
  New long-term debt                         0            1,200
  Principal payments on long-term
    debt and capital lease
    obligations                         (1,112)            (715)
  Unexpended industrial revenue
    bond proceeds                        2,169                0
  Proceeds from issuance of stock            2               19
                                       _______          _______
  Net Cash provided (used) by
    Financing Activities               $ 1,059          $   504
                                       _______          _______
Net increase (decrease) in
  Cash and Cash Equivalents               (499)            (472)
Cash and Cash Equivalents at
  Beginning of Year                        523              740
                                       _______          _______

Cash and Cash Equivalents at
  April 3                              $    24          $   268
                                       =======          =======
Disclosure of cash payments for:
  Interest                             $   101          $    95
  Income taxes                             258              322



See notes to financial statements.

                      ASTRONICS CORPORATION

                  Notes to Financial Statements

                          April 3, 1999

     The accompanying unaudited statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the three-month period ended April 3, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

     The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the financial statements and footnotes thereto included in the Company's 1998 annual report.

     Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories at April 3 are as follows:

     (in thousands)
                              April 3, 1999       December 31,
                              (Unaudited)             1998
                              _____________       ____________

     Finished goods             $  1,423            $  1,357
     Work in progress              1,068               1,064
     Raw material                  2,493               2,514
                                ________            ________
                                $  4,984            $  4,935

     Other liabilities consist of the following:

     (in thousands)
                              April 3, 1999       December 31,
                               (Unaudited)            1998
                              _____________       ____________

     Long-Term Debt             $ 10,309            $ 11,319
     Long-Term Obligations under
       Capital Leases                687                 789
     Deferred Income Taxes         1,111               1,070
     Deferred Compensation         2,034               1,982
                                ________            ________
                                $ 14,141            $ 15,160
                                ========            ========

                      ASTRONICS CORPORATION

                          April 3, 1999

     The Company adopted SFAS No. 131, "Disclosures About
Segments of an Enterprise and Related Information," at December 31, 1998 which changes the way the Company reports information about its operating segments.

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

(in thousands)          Three Months           Three Months
                    Ended April 3, 1999    Ended April 4, 1998
                    ___________________    ___________________
                  Aerospace               Aerospace
                     and      Specialty      and       Specialty
                  Electronics Packaging   Electronics  Packaging
                  ___________ _________   ___________  _________
Sales to external
  customers        $  6,838   $  5,487      $  5,808    $  5,249

Income before taxes     978        455           745         476

Segment assets       19,168     24,102        12,539      22,289

     The Aerospace and Electronics segment is in the process of completing an 80,000 square foot facility to replace four leased facilities in its New Hampshire operation. The asset value of the land, building construction in progress, equipment, and unexpended Industrial Revenue Bond proceeds accounts for the major increase in segment assets from 1998 to 1999.

     A reconciliation of combined income before taxes for the three-month period is as follows:

(in thousands)
                                        Three Months Ended
                                   April 3, 1999   April 4, 1998
                                   _____________   _____________

Income before taxes from segments      $1,433         $1,221

Corporate expenses, net                   (42)           (37)
                                       _______        ______
     Income before taxes               $1,391         $1,184

                      ASTRONICS CORPORATION


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     The following table sets forth as a percent of net sales certain items reflected in the financial data and the percentage increase (decrease) of such items as compared to the prior period.

                    Percent of Net Sales     Period-to-Period
                            Sales
                       Three months          Increase (Decrease)
                       ended April 3,        ___________________
                    _____________________

                    1999           1998           1998-1999
                    ____           ____           _________
Net Sales:
  Aerospace and
    Electronics     55.5%          52.5%            17.7 %
  Specialty
    Packaging       44.5           47.5              4.5 %
                    ____           ____
                    100%           100%             11.5 %

Cost of products
  sold              70.8           69.6             13.4 %
Selling, general and
  administrative
  expenses          17.3           19.0              1.6 %
Interest expenses,
  net                 .6             .7             (7.8)%
                    ____           ____
                    88.7%          89.3%            10.7 %

Income before
  provision for
  income taxes      11.3%          10.7%            17.5 %

Provision for
  taxes              3.7            4.0              4.3 %
                    ____           ____             ____
Net Income           7.6%           6.7%            25.2 %
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

               On April 24, 1998, the Company announced that the United States Air Force (USAF) had selected its Luminescent Systems Inc. subsidiary to design, develop and manufacture night vision lighting modification kits for the NVIS F-16 program. The contract with the Air Force is potentially valued in excess of $50,000,000. The initial award is for 377 F-16 aircraft to be completed in year 2000 for a revenue value in excess of $16,000,000. The USAF exercised its second option on February 10, 1999 for an additional 305 units for approximately $13,500,000. An additional 474 units, upon exercise of the government's option, would be manufactured in the following years.

               On March 17, 1999, The Erie County Industrial Development Agency, Buffalo, NY authorized the issuance and sale of Industrial Revenue Bonds up to $7,500,000 for Luminescent Systems, Inc. to acquire land and construct a new manufacturing facility in East Aurora, NY. On May 12, 1999, the Company acquired 14.9 acres of land and plans to construct a 70,000 square foot facility on this new property.

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

SALES The Company set a new First Quarter sales record with an increase in 1999 sales of 11.5 percent which compares to a 14.9 percent increase in 1998.
               Sales were $12,325,000 in 1999 compared to $11,057,000 in 1998 and $9,625,000 in 1997.

               Sales within the Aerospace and Electronics segment increased 17.7 percent in 1999 compared to 28.3 percent in 1998, while they were nominally the same in 1997, based on continuing operations. Sales in 1999 and 1998 have been strong in cockpit lighting, emergency egress lighting and formation lights.

               Sales in the Specialty Packaging segment increased
               4.5 percent in 1999 compared to 3.0 percent in 1998, which compared to 14.2 percent in 1997. The Company continues to expand its market share through focus on customer service with on-time deliveries, high quality products and short turnaround times. Price increases have been nominal, but the pressure to reduce pricing continues to moderate.

BACKLOG The Company's backlog increased to a new record at the end of the First Quarter of 1999 to $40,977,000 compared to the First Quarter 1998 backlog of $14,600,000. This compares to $29,887,000 at December 31, 1998. The backlog at the end of the First Quarter of 1997 was $10,500,000. The backlog is composed of $39,660,000 in the Aerospace and Electronics segment and $1,317,000 in the Specialty Packaging segment.

EXPENSES Cost of products sold increased 13.4 percent in 1999, compared to sales growth of 11.5 percent.
               As a percent of sales, these costs increased slightly in 1999 to 70.8 percent of sales compared to 69.6 percent of sales in 1998 and 69.0 percent in 1997. Material costs were nominally the same in 1999, 1998, and 1997 at 20.6 percent of sales,
               20.2 percent of sales and 20.2 percent of sales, respectively. Employee costs have remained steady in 1999 and 1998, while they were slightly lower in 1997. As a percent of sales, they were 30.8 percent, 30.8 percent, and 28.0 percent, respectively. As a percent of sales, supply costs increased in 1999 to 7.3 percent, compared to 6.4 percent in 1998 and 8.5 percent in 1997. This reflects timing of purchases and the cost of bringing certain outsourced operations in house. Depreciation, as a percent of sales, also increased. As a percent of sales, depreciation for the First Quarter of 1999, 1998 and 1997 was 5.7 percent, 5.2 percent, and 5.6 percent, respectively. The remaining general categories increased/decreased less than one percentage point of sales. The net results of the above produced gross profits of $3,599,000 in 1999, $3,365,000 in
               1998, and $2,982,000 in 1997.

               Selling, general and administrative expenses continued to decrease as a percentage of sales:
               17.3 percent in 1999, 19.0 percent in 1998 and
               19.5 percent in 1997. The majority of these costs are for employee services, marketing expenses and operating supplies. Operating income increased to $1,462,000, or 11.9 percent of sales, in 1999, compared to $1,261,000, or 11.4 percent of sales, in 1998, and compared to $1,109,000 in 1997, or
               11.5 percent of sales.

INTEREST Interest costs, net, decreased. In 1999, the expense was $71,000, or .6 percent of sales, compared to $77,000, or .7 percent of sales in 1998, and $109,000, or 1.1 percent of sales in 1997. The decrease in borrowings reflect the strong cash flow which allows steady reduction of indebtedness. The interest costs on the December 1998 bonds is being capitalized as part of the cost of the facility. As the project is completed, the interest costs will be expensed, probably starting in the Third Quarter.

INCOME BEFORE
TAXES As a result of the increase in sales of 11.5 percent in 1999 and 14.9 percent in 1998, and with overall costs increasing at a slightly slower pace, the Company reported income before taxes $1,391,000, or 11.3 percent in 1999, compared to $1,184,000, or 10.7 percent of sales in 1998, compared to $1,000,000 or 10.4 percent of sales in 1997.

TAXES The Company's tax provision takes into account the federal and state taxes for which it is liable. The Company records its tax expense under the FASB 109 guidelines. As of January 1, 1999, the Company established Astronics Foreign Sales Corporation, which reduces its taxes on sales made to customers in foreign countries. Normally, the First Quarter's tax provision is higher as all minimum taxes are accrued during this period. The 1999 provision for taxes is $458,000, or 3.7 percent of sales, compared to the 1998 provision of $439,000, or 4.0 percent of sales. The First Quarter of 1999 benefitted from the establishment of the Foreign Sales Corporation and a revision of the 1998 tax provision.

NET INCOME     Net income for the First Quarter of 1999
               established a new record for the quarter:
               $933,000, or $.16 per diluted share, compared to $745,000, or $.13 per diluted share, earned in 1998, and compared to $583,000, or $.10 per diluted share in 1997.

LIQUIDITY      Cash flow from operating activities was $1,818,000
               in 1999 compared to $2,042,000 in 1998, and
               compared to $675,000 in 1997. The Company invested
               $3,206,000 in capital expenditures in 1999 compared to $3,013,000 in 1998, and compared to $159,000 in the First Quarter of 1997. The Company reduced its indebtedness by $1,112,000 in the First Quarter of 1999, compared to $715,000 in the First Quarter of 1998, while in 1998 it borrowed
               $1,200,000 for working capital. This compared to a reduction in indebtedness of $760,000 in the First
               Quarter of 1997, when the Company borrowed
               $250,000 for working capital purposes. The Company has a $10,000,000 revolving line of credit available for additional working capital needs, of which it had utilized $2,800,000 at the end of the First Quarter of 1999, $3,000,000 at the end of the First Quarter of 1998, and $2,750,000 at the end of the First Quarter of 1997. The Company feels that its beginning cash balance, the cash flow from internal operations and the available balance of the revolving line of credit are adequate to meet the Company's operational and investment plans for 1999.

COMMITMENTS    The Company has outstanding commitments for
               capital investments of approximately $5,400,000 at the end of the First Quarter of 1999, compared to $2,400,000 at the end of the First Quarter of 1998, and compared to $2,000,000 at the end of the First Quarter of 1997. The Company has outstanding approximately $1,500,000 to complete the New Hampshire manufacturing facility and $2,800,000 for two new die cutters. The balance of the commitments are in the normal course of business. During the Second Quarter of 1997, the Company repurchased its shares of common stock owned by ATRO Companies Profit Sharing/401(k) Plan for $532,000. The Company has commitments for items that it purchases in the normal on-going affairs of the business. The Company is not aware of any obligations in excess of normal market conditions, nor of any long-term commitments that would affect its financial condition.

YEAR 2000      The Company employs several different computer
               systems for financial, engineering and
               manufacturing purposes. The Company purchases these systems, both hardware and software.
               Therefore, it does not have programmers writing code internally. During 1998 and 1997, the Company installed upgrades to some of its systems that are Year 2000 compliant and switched software for other functions that are Year 2000 compliant. All operating systems are now Year 2000 compliant, except for the Human Resources system and a voice mail system. The Human Resource system will be replaced in the Third Quarter of 1999. The voice mail system software upgrade will also be implemented in the Third Quarter. The Company has tested various systems and will continue to test applications it runs, as well as those it interfaces with including customers, vendors, and other outside sources. The Company believes it is ready for Year 2000 except for the above-mentioned programs. The total invested for software upgrades to date is approximately $150,000 and the Company's budget for additional upgrades and new software in 1999 is approximately $40,000.

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

          None.


Item 3.   Defaults Upon Senior Securities.
          _______________________________

          None.


Item 4.   Submission of Matters to a Vote of Securities Holders.
          _____________________________________________________

          At the annual meeting of shareholders held on April 29, 1999, the nominees to the Board of Directors were re-elected based on the following results:

                                                Votes Withholding
          Nominees            Votes For              Authority
          ________            _________         _________________

          Robert T. Brady     9,214,429                453,812
          John B. Drenning    9,214,429                453,812
          Kevin T. Keane      9,214,292                453,949
          Robert J. McKenna   9,214,429                453,812
          John M. Yessa       9,214,429                453,812

          The selection of Ernst & Young LLP as the Registrant's auditors was approved by the following vote: 9,468,936 in favor; 11,146 against; and 188,159 abstentions.

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







DATED:    May 17, 1999


                                    ASTRONICS CORPORATION
                                   ______________________________


                                   /s/ John M. Yessa
                                   ______________________________
                                             (Signature)

                                        John M. Yessa
                                   Vice President-Finance
                                   and Treasurer

                           EXHIBIT 11

                COMPUTATION OF PER SHARE EARNINGS



                    (in thousands, except for per share data)
                              Quarter Ended April 3
                              1999           1998
                              ____           ____

Net income                    $  933         $  745
                              ======         ======

Basic earnings per share
  weighted average shares      5,570          5,526

Net effect of dilutive
  stock options                  398            364
                              ______         ______

Diluted earnings per share
  weighted average shares      5,968          5,890
                              ======         ======

Basic earnings per share      $  .17         $  .14
                              ======         ======

Diluted earnings per share    $  .16         $  .13
                              ======         ======