Form 10-Q
period 1999-07-03
ASTRONICS CORP
filed 1999-08-17
CIK 8063

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

                            FORM 10-Q

 (Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended July 3, 1999

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


As of July 3, 1999, 4,890,001 shares of $.01 par value common stock and 687,448 shares of $.01 par value Class B common stock were outstanding.

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
          ____________________

                      ASTRONICS CORPORATION

                   Consolidated Balance Sheet
                          July 3, 1999
         With Comparative Figures for December 31, 1998

                                     (Dollars in Thousands)
                                   July 3, 1999     December 31,
                                   (Unaudited)         1998
                                   _____________    ____________
Current Assets:
  Cash                             $      686         $     523
  Accounts receivable                   5,848             5,435
  Inventories                           6,657             4,935
  Prepaid expenses                        189             1,229
                                   __________         _________
     Total current assets              13,380            12,122

Property, Plant and Equipment          53,677            44,090
  Less accumulated depreciation
     and amortization                  20,647            19,096
                                   __________         _________
     Net property, plant and
       equipment                       33,030            24,994

Unexpended Industrial Revenue
  Bond Proceeds                           519             4,657
Other Assets                            2,031             1,934
                                   __________         _________
                                   $   48,960         $  43,707
                                   ==========         =========
Current Liabilities:
  Current maturities of
    long-term liabilities          $      847         $     446
  Accounts payable                      6,767             2,939
  Accrued expenses                      1,383             2,085
  Income taxes                              2               347
                                   __________         _________
     Total current liabilities          8,999             5,817

Other Liabilities                      15,393            15,160

Shareholders' Equity:
  Common stock, $.01 par value
    Authorized 10,000,000 shares,
    issued 5,239,188 in 1999,
    5,225,001 in 1998                      52                52
  Class B common stock, $.01 par value
    Authorized 5,000,000 shares,
    issued 687,448 in 1999,
    693,660 in 1998                         7                 7

                                     (Dollars in Thousands)
                                   July 3, 1999     December 31,
                                   (Unaudited)         1998
                                   _____________    ____________

  Additional paid-in capital            2,690             2,681
  Retained earnings                    22,761            20,932
                                   __________         _________
                                       25,510            23,672

  Less shares in Treasury, at cost        942               942
                                   __________         _________

  Total shareholders' equity           24,568            22,730
                                   __________         _________

                                   $   48,960         $  43,707
                                   ==========         =========

See notes to financial statements.

                           ASTRONICS CORPORATION

          Consolidated Statement of Income and Retained Earnings
                         Period Ended July 3, 1999
                     With Comparative Figures for 1998

                                            (Dollars in Thousands)
                                                 (Unaudited)
                                        SIX MONTHS         THREE MONTHS
                                      ______________      ______________
                                      1999      1998      1999      1998
                                      ____      ____      ____      ____

Net Sales                            $23,458   $21,353   $11,133   $10,296
Costs and Expenses:
  Cost of products sold               16,560    14,953     7,834     7,261
  Selling, general and
   administrative expenses             4,040     3,765     1,903     1,661
  Interest expenses, net of
   interest income of $67
   in 1999, and $0 in 1998                88       180        17       103
                                      ______    ______    ______    ______
     Total costs and expenses         20,688    18,898     9,754     9,025
                                      ______    ______    ______    ______

Income before taxes                    2,770     2,455     1,379     1,271
Provision for income taxes               941       889       483       450
                                      ______    ______    ______    ______
Net Income                             1,829     1,566       896       821
                                                          ======    ======
Retained Earnings:
  January 1                           20,932    16,640
                                      ______    ______
  July 3                             $22,761   $18,206
                                      ======    ======
Earnings per share:
  Basic                              $   .33   $   .28   $   .16   $   .14
                                      ======    ======    ======    ======
  Diluted                            $   .31   $   .26   $   .15   $   .13
                                      ======    ======    ======    ======



See notes to financial statements.

                           ASTRONICS CORPORATION

                   Consolidated Statement of Cash Flows
                       Six Months Ended July 3, 1999
                     With Comparative Figures for 1998

                                            (Dollars in Thousands)
                                                  (Unaudited)
                                             1999              1998
                                             ____              ____
Cash Flows from Operating Activities:
  Net income                                 $ 1,829          $ 1,566
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization              1,714            1,388
    Provision for doubtful accounts               --               44
    Provision for deferred taxes                  92               25
    Cash flows from changes in
      operating assets and liabilities:
      Accounts receivable                       (413)            (688)
      Inventories                             (1,722)            (216)
      Prepaid expenses                         1,040               85
      Accounts payable                         3,828             (280)
      Accrued expenses                          (702)            (424)
      Income taxes                              (345)            (322)
      Deferred compensation                       65               61
                                             _______          _______
  Net Cash provided by Operating Activities  $ 5,386          $ 1,239
                                             _______          _______
Cash Flows from Investing Activities:
  Change in other assets                        (260)             (20)
  Capital expenditures                        (9,587)          (3,420)
                                             _______          _______
  Net Cash used by Investing Activities      $(9,847)         $(3,440)
                                             _______          ________
Cash Flows from Financing Activities:
  New long-term debt                             700            2,560
  Principal payments on long-term
    debt and capital lease obligations          (223)            (971)
  Unexpended industrial revenue
    bond proceeds                              4,138               --
  Proceeds from issuance of stock                  9               18
                                             _______          _______
  Net Cash provided by Financing Activities  $ 4,624          $ 1,607
                                             _______          _______
Net increase (decrease) in
  Cash and Cash Equivalents                      163             (594)

Cash and Cash Equivalents at
  Beginning of Year                              523              740
                                             _______          _______
Cash and Cash Equivalents at July 3          $   686          $   146
                                             =======          =======
Disclosure of cash payments for:
  Interest                                   $   183          $   171
  Income taxes                                 1,164            1,188

See notes to financial statements.

                      ASTRONICS CORPORATION

                  Notes to Financial Statements
                          July 3, 1999

1) The accompanying unaudited statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the six-month period ended July 3, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

     The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the financial statements and footnotes thereto included in the Company's 1998 annual report.

2) Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

     (in thousands)           July 3, 1999        December 31,
                              (Unaudited)             1998
                              _____________       ____________

     Finished goods             $  1,789            $  1,357
     Work in progress                672               1,064
     Raw material                  4,196               2,514
                                ________            ________
                                $  6,657            $  4,935
                                ========            ========

3)   Other liabilities consist of the following:

     (in thousands)           July 3, 1999        December 31,
                               (Unaudited)            1998
                              _____________       ____________
     Long-Term Debt             $ 11,599            $ 11,319
     Long-Term Obligations under
       Capital Leases                585                 789
     Deferred Income Taxes         1,162               1,070
     Deferred Compensation         2,047               1,982
                                ________            ________
                                $ 15,393            $ 15,160
                                ========            ========

                      ASTRONICS CORPORATION

                          July 3, 1999

4)   The Company adopted SFAS No. 131, "Disclosures About
     Segments of an Enterprise and Related Information," at December 31, 1998 which changes the way the Company reports information about its operating segments.

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

     (in thousands)         Six Months            Three Months
                         Ended July 3, 1999    Ended July 4, 1998
                         ___________________   __________________
                        Aerospace               Aerospace
                          and      Specialty      and       Specialty
                       Electronics Packaging   Electronics  Packaging
                       ___________ _________   ___________  _________
     Sales to external
     customers          $ 13,075   $ 10,383    $ 11,669     $  9,684
     Income before taxes   1,859        803       1,855          417
     Segment assets       20,587     27,247      13,057       21,772

     The Aerospace and Electronics segment has moved into a new 80,000 square foot facility which will replace four leased facilities in its New Hampshire operation. Also, during the Quarter ended July 3, 1999, they started construction of a 70,000 square foot manufacturing facility in New York.

     The segment asset value changed from July 4, 1998 to July 3, 1999 as follows:

     (in thousands)                Aerospace           Specialty
                                   and Electronics     Packaging
                                   _______________     _________
     July 4, 1998                  $ 13,057            $ 21, 772
       Land acquisitions              1,100                    -
       Building construction          6,000                    -
       Die Cutting equipment              -                2,700
       Finishing equipment                -                1,600
       Material processing equipment      -                  600
       Other, net                       430                  575
                                   ________             ________
     July 3, 1999                  $ 20,587             $ 27,247

                      ASTRONICS CORPORATION

                          July 3, 1999


     A reconciliation of combined income before taxes for the six-month period is as follows:

     (in thousands)                          Six Months Ended
                                        July 3, 1999   July 4, 1998
                                        _____________  _____________

     Income before taxes from segments      $2,662         $2,272
     Corporate income, net                     108            183
                                            ______         ______
          Income before taxes               $2,770         $2,455
                                            ======         ======


5) On July 1, 1999, the Company renegotiated its financial arrangements, including changing financial institutions. As a result of the changes, the Company's Revolver is a five-year program with a $12,000,000 line, with interest at the bank's prime rate, or LIBOR plus 60 basis points. At the end of five years, the Company may convert the outstanding balance to a four-year term loan. The Company also changed the letter of credit arrangement and the remarketing agreement on the Industrial Revenue Tax-Exempt Bonds issued through the Business Finance Authority of the State of New Hampshire. The new letter of credit is 50 basis points vs. 75 basis points under the previous agreement. The Company also arranged the financing for the Industrial Revenue Tax-Exempt Bonds to be issued through the County of Erie, State of New York, in connection with the construction of the Aerospace and Electronics segment's construction project in New York. It is anticipated that this will close late in the Third Quarter. The financial terms are similar to the New Hampshire transaction.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

The following table sets forth as a percent of net sales certain items reflected in the financial data and the percentage increase
(decrease) of such items as compared to the prior period.

                      Percent of Net Sales
                          Six months         Period-to-Period
                         ended July 3,       Increase (Decrease)
                      _____________________  ___________________
                         1999      1998           1998-1999
                         ____      ____           _________
Net Sales:
  Aerospace and
    Electronics          55.7%     54.7%            12.0 %
  Specialty
    Packaging            44.3      45.3              7.2 %
                        _____     _____
                        100.0%    100.0%             9.9 %
Cost of products
  sold                   70.6      70.0             10.7 %
Selling, general and
  administrative
  expenses               17.2      17.6              7.3 %
Interest expenses,
  net                      .4        .9            (51.1)%
                         ____      ____
                         88.2%     88.5%             9.4 %
Income before
  provision for
  income taxes           11.8%     11.5%            12.8 %

Provision for
  taxes                   4.0       4.2              5.8 %
                         ____      ____             ____
Net Income                7.8%      7.3%            16.8 %
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

                    On July 1, 1999, the Company established a
                    $12,000,000 five-year revolving line of
                    credit at the bank's prime rate or LIBOR plus

                    60 basis points. The revolver can be
                    converted to a four-year term loan at the end of five years.

                    The Aerospace and Electronics segment
                    completed construction on a new 80,000 square foot building in Lebanon, New Hampshire late in the Second Quarter and has moved most of their production into the new facility. This will allow the Company to consolidate its New Hampshire operations, currently in four leased locations, into a single facility.

                    On March 17, 1999, The Erie County Industrial Development Agency, Buffalo, NY authorized the issuance and sale of Tax-Exempt Industrial Revenue Bonds up to $7,500,000 for Luminescent Systems, Inc. to acquire land and construct a new manufacturing facility in East Aurora, NY. On May 12, 1999, the Company acquired 14.9 acres of land and has started construction of a 70,000 square foot facility on this new property. The Company plans to close the tax-exempt bond transaction late in the Third Quarter.

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

SALES Sales set a new record for Second Quarter, and for the six-month period ended July 3, 1999. The three-year comparative sales for the first six months of the year can be seen in this table:
                                     1999      1998      1997
                                     ____      ____      ____
                    Aerospace and
                     Electronics     $13,075   $11,669   $ 9,782
                    Specialty
                     Packaging        10,383     9,684     9,531
                                      ______    ______    ______
                                     $23,458   $21,353   $19,313

                    Sales increased for the Quarter by 8.1
                    percent in 1999, and 6.3 percent in 1998.
                    Sales for the first half of 1999 increased
                    9.9 percent, compared to 10.6 percent in the first half of 1998. On a trailing twelve months basis, sales increased 12.0 percent in 1999 and 11.9 percent in 1998.

                    Sales in the Aerospace and Electronics
                    business segment increased 12.0 percent in the first half of 1999, compared to 19.3 percent in 1998, while they were nominally the same in 1997, based on continuing operations. Sales in 1999 have mainly increased in aircraft cockpit lighting systems. Sales in 1998 were strong in formation lighting systems, panels for airplane cockpit systems, and egress lighting systems for commercial airplanes.

                    Sales in the Specialty Packaging segment increased 7.2 percent in the first half of 1999 compared to being nominally (1.6 percent) the same in 1998 and compared to
                    16.7 percent in 1997. In 1999, sales
                    increases have come in the medical and
                    consumer care products areas. In 1998, sales were affected by customer timing, reflecting closer management of their inventories. The Company continues to expand its market share through focus on customer service with on-time deliveries, high quality products and short turnaround times.

BACKLOG The Company's backlog increased 111.9 percent over the Second Quarter of 1998 to a new record of $43,226,000. The backlog at July 4, 1998 was $20,401,000. This compares to $29,887,000 as of December 31, 1998. The backlog at the end of the Second Quarter of

                    1997 was $11,048,000. The backlog is composed of $40,602,000 in the Aerospace and Electronics segment and $2,624,000 in the Specialty Packaging segment.

EXPENSES Cost of products sold increased to 70.6 percent of sales in 1999 compared to 70.0 percent of sales in 1998, and compared to
                    68.6 percent in 1997. The increased cost in 1999 was experienced in manufacturing supplies costs and increased depreciation, both of which increased .7 percent. The increase in 1998 reflected higher material and employee costs. The table below shows the material and employee costs for the past three years for the six-month period:

                                     1999      1998      1997
                                     ____      ____      ____

                    Material         19.4%     20.4%     19.7%
                    Employee costs   30.6%     29.9%     28.8%

                    The employee cost increase reflects
                    additional personnel supporting the technical aspects of the businesses. While product costs increased at a greater rate than sales in 1999, 10.7 percent compared to a 9.9 percent sales increase, and in 1998, 12.9 percent compared to 10.6 percent increase in sales, actual Gross Profit dollars increased to $6,898,000 in 1999, compared to $6,400,000 in 1998, and compared to $6,073,000 in 1997.

                    Selling, general and administrative expenses, which tend to be more fixed in nature, continued to decrease as a percentage of sales: 17.2 percent of sales in 1999, 17.6 percent of sales in 1998, and 19.8 percent of sales in 1997. The majority of these costs are as follows:
                                     1999      1998      1997
                                     ____      ____      ____

                    Employee costs   10.3%     10.6%     10.8%
                    Marketing costs   2.4%      2.5%      2.8%
                    Operating
                     supplies         2.3%      2.6%      2.5%

                    Operating income was $2,858,000, or 12.2
                    percent of sales in 1999, $2,635,000, or 12.3
                    percent of sales in 1998, and $2,248,000, or
                    11.6 percent of sales in 1997.

INTEREST Interest costs, net, decreased. In 1999, the net expense was $88,000, or .4 percent of sales compared to $180,000, or .9 percent of sales in 1998, and $235,000 or 1.2 percent of sales in 1997. In 1999, the Company earned money on the Unexpended Industrial Revenue Bonds proceeds while they were held in trust. The interest costs on the December 1998 bonds were capitalized as part of the cost of the facility through the Second Quarter. As the project is now completed, the interest costs will be an expense item, starting in the Third Quarter. Gross interest expense was $155,000 in 1999, $180,000 in 1998, and
                    $248,000 in 1997.

SUMMARY As a result of the continuing increases in sales at a greater rate than the increase of total expenses, income before taxes increased to 11.8 percent of sales in 1999, compared to
                    11.5 percent of sales in 1998, and compared to 10.4 percent of sales in 1997. The Company reported income before taxes of $2,770,000 in 1999, compared to $2,455,000 in 1998, and compared to $2,013,000 in 1997.

TAXES The Company's tax provision takes into account the federal and state taxes for which it is liable. The Company records its tax expense under the FASB 109 guidelines. As of January 1, 1999, the Company established Astronics Foreign Sales Corporation to reduce its tax on sales to international locations. The 1999 provision for taxes was 4.0 percent of sales compared to 4.2 percent of sales in 1998, and compared to 4.1 percent of sales in 1997. The 1999 provision for taxes is $941,000, compared to the 1998 provision for taxes of $899,000 and compared to the 1997 tax provision of $784,000.

NET INCOME          Net income for the First Half of 1999
                    established a new record: $1,829,000, or $.31 per diluted share, compared to $1,566,000, or $.26 per diluted share in 1998, and compared to $1,229,000, or $.21 per diluted share in 1997.

LIQUIDITY           Cash flow from operating activities was
                    $5,386,000 in 1999, compared to $1,239,000 in
                    1998, and compared to $1,748,000 in 1997.
                    This large increase reflects special terms on payment for Die Cutting equipment that requires final payment in January 2000, for $2,400,000, and for delayed payment terms on F-16 inventory component purchases of approximately $800,000. These items account for the majority of the change in increased accounts payable. The cash generation was lower in 1998 as the Company invested in receivables and inventory. The Company invested $9,587,000 in its capital investment program in the First Half of 1999, mainly land, building construction and specific manufacturing equipment, compared to
                    $3,420,000 in new equipment in 1998, and compared to $1,882,000 for equipment in 1997.

                    The Company borrowed $700,000 from its
                    revolving line of credit in 1999, compared to $2,560,000 in 1998. The Company reduced its indebtedness in 1999 by $233,000, compared to $971,000 in 1998. In May 1998, the Company made the final installment on a five-year term loan.

                    During the first six months of 1999, the Company withdrew $4,138,000 of unexpended Industrial Revenue Bonds funds and utilized them towards the New Hampshire building construction.

                    The Company has a $12,000,000 revolving line of credit available for additional working capital needs, of which it had utilized $4,500,000 at July 3, 1999, compared to
                    $4,200,000 at the end of the Second Quarter of 1998, and compared to $3,450,000 at the end of the Second Quarter of 1997. The Company feels that its beginning cash balance, the cash flow from internal operations and the available balance of the revolving line of credit are adequate to meet the Company's operational and investment plans for 1999.

COMMITMENTS         The Company has outstanding commitments for
                    capital investments of approximately
                    $4,800,000 at July 3, 1999, which is mainly the construction of a new facility in New
                    York, compared to $2,800,000 at July 4, 1998, and compared to $4,000,000 at June 28, 1997.
                    During the Second Quarter of 1997, the
                    Company repurchased its shares of common stock owned by ATRO Companies Profit
                    Sharing/401(k) Plan for $532,000. The Company has commitments for items that it purchases in the normal ongoing affairs of the business. The Company is not aware of any obligations in excess of normal market conditions, nor of any long-term commitments that would affect its financial condition.

YEAR 2000           The Company employs several different
                    computer systems for financial, engineering, manufacturing and administrative purposes.
                    The Company purchases these systems, both hardware and software. Therefore, it does not have programmers writing code internally.
                    During 1998 and 1997, the Company installed upgrades to some of its systems that are Year
                    2000 compliant and switched software for other functions that are Year 2000 compliant.
                    All operating systems are now Year 2000
                    compliant, except for the Human Resources system and a voice mail system. The Company is currently switching to a new Payroll/Human
                    Resources system, which should be operational by the end of the Third Quarter. The software for the voice mail system is in house, waiting to be installed.

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

                    The Company has interfaced with the suppliers of production, engineering and administrative equipment that have embedded chips in their products. The Company is seeking full assurances that these are either Year 2000 compliant, have no date sensitivity, or that necessary upgrades will be available by September 30, 1999.

                    The major risk that the Company faces is in its suppliers of utilities, mainly electric, natural gas, and telecommunication. These vendors have stated that they have tested their systems and that they are compliant. They have stated that they do not anticipate any problems. Another area of risk is that several key pieces of manufacturing equipment are made in Europe, where companies reportedly are slowly addressing the Year 2000 issues. The Company plans to have assurance from these suppliers that they have adequate parts in U.S.A. warehouses with Year 2000 compliant delivery systems. If assurances are not adequate, the Company will increase its inventory of vital spare parts. The Company has no other specific contingency plans.

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


DATED:  August 16, 1999

                                   ASTRONICS CORPORATION
                             ____________________________________

                                   /S/ John M. Yessa
                             ____________________________________
                                         (Signature)
                                        John M. Yessa
                             Vice President-Finance and Treasurer

                           EXHIBIT 11

                COMPUTATION OF PER SHARE EARNINGS

                                     (in thousands, except for
                                          per share data)
                                       Quarter Ended July 3
                                       1999           1998
                                       ____           ____

Net income                             $ 1,829        $ 1,566
                                        ======         ======

Basic earnings per share weighted
  average shares                         5,572          5,532

Net effect of dilutive stock options       386            383
                                        ______         ______

Diluted earnings per share weighted
  average shares                         5,958          5,915
                                        ======         ======

Basic earnings per share               $   .33        $   .28
                                        ======         ======
Diluted earnings per share             $   .31        $   .26
                                        ======         ======