Form 10-Q
period 1999-10-02
ASTRONICS CORP
filed 1999-11-16
CIK 8063

SECURITIES AND EXCHANGE COMMISSION

                     Washington, DC   20549

                            FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended October 2, 1999

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _____________

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

As of October 2, 1999, 4,999,249 shares of $.01 par value common stock and 670,274 shares of $.01 par value Class B common stock were outstanding.

                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
          ____________________

                           ASTRONICS CORPORATION

                        Consolidated Balance Sheet
                              October 2, 1999
              With Comparative Figures for December 31, 1998

                                          (Dollars in Thousands)
                                      October 2, 1999    December 31,
                                        (Unaudited)          1998
                                      _______________    ____________
Current Assets:
  Cash                                   $    554          $    523
  Accounts receivable                       6,565             5,435
  Inventories                               8,741             4,935
  Prepaid expenses                            350             1,229
                                         ________          ________
     Total current assets                  16,210            12,122
Property, Plant and Equipment              55,656            44,090
  Less accumulated depreciation
    and amortization                       21,531            19,096
                                         ________          ________
      Net property, plant and equipment    34,125            24,994
Unexpended Industrial Revenue
  Bond Proceeds                                 0             4,657
Other Assets                                2,142             1,934
                                         ________          ________
                                         $ 52,477          $ 43,707
                                         ========          ========
Current Liabilities:
  Current maturities of
    long-term liabilities                $    450          $    446
  Accounts payable                          7,351             2,939
  Accrued expenses                          1,747             2,085
  Income taxes                                 39               347
                                         ________          ________
      Total current liabilities             9,587             5,817

Other Liabilities                          16,894            15,160
Shareholders' Equity:
  Common stock, $.01 par value
    Authorized 10,000,000 shares, issued
    5,318,654 in 1999,  5,225,001 in 1998      53                52
  Class B common stock, $.01 par value
    Authorized 5,000,000 shares, issued
    670,274 in 1999, 693,660 in 1998            7                 7
  Additional paid-in capital                2,904             2,681
  Retained earnings                        23,894            20,932
                                         ________          ________
                                           26,858            23,672
  Less shares in Treasury, at cost            862               942
                                         ________          ________
    Total shareholders' equity             25,996            22,730
                                         $ 52,477          $ 43,707
See notes to financial statements.       ========          ========

                           ASTRONICS CORPORATION

          Consolidated Statement of Income and Retained Earnings
                       Period Ended October 2, 1999
                     With Comparative Figures for 1998

                                     (Dollars in Thousands)
                                            (Unaudited)
                              NINE MONTHS              THREE MONTHS
                         ______________________  _______________________
                           1999         1998        1999        1998
                           ____         ____        ____        ____
Net Sales                $ 35,475     $ 33,042    $ 12,017    $ 11,689

Costs and Expenses:
  Cost of products sold    25,097       22,991       8,537       8,038
  Selling, general and
    administrative
    expenses                5,784        5,715       1,744       1,950
  Interest expenses,
    net of interest income
    of $75 in 1999 and
    $0 in 1998                147          301          59         121
                          _______      _______     _______     _______
     Total costs
       and expenses        31,028       29,007      10,340      10,109
                          _______      _______     _______     _______
Income before taxes         4,447        4,035       1,677       1,580

Provision for income taxes  1,485        1,420         544         531
                          _______      _______     _______     _______
Net Income                  2,962        2,615       1,133       1,049
                                                   =======     =======
Retained Earnings:
  January 1                20,932       16,640
                          _______      _______
  October 2              $ 23,894     $ 19,255
                          =======      =======
Earnings per share:

  Basic                  $    .53     $    .47    $    .20     $   .19
                          =======      =======     ========     ======
  Diluted                $    .50     $    .44    $    .19     $   .18




See notes to financial statements.

                           ASTRONICS CORPORATION
                   Consolidated Statement of Cash Flows
                     Nine Months Ended October 2, 1999
                     With Comparative Figures for 1998

                                              (Dollars in Thousands)
                                                    (Unaudited)
                                              1999             1998
                                              ____             ____
Cash Flows from Operating Activities:
  Net income                               $   2,962         $   2,615
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Depreciation and amortization              2,647             2,228
    Provision for doubtful accounts              (49)               29
    Provision for deferred taxes                 192                 8
    Cash flows from changes in operating
      assets and liabilities:
      Accounts receivable                     (1,081)           (1,175)
      Inventories                             (3,806)             (568)
      Prepaid expenses                           879               151
      Accounts payable                         4,412             1,014
      Accrued expenses                          (338)             (390)
      Income taxes                              (308)             (155)
      Deferred compensation                       97                93
                                             _______          ________
  Net Cash provided by
    Operating Activities                    $  5,607          $  3,850
                                             _______          ________
Cash Flows from Investing Activities:
  Change in other assets                        (419)              (89)
  Capital expenditures                       (11,567)           (7,243)
                                             _______          ________
  Net Cash used by
    Investing Activities                    $(11,986)         $ (7,332)
                                             _______          ________
Cash Flows from Financing Activities:
  New long-term debt                           1,800             4,368
  Principal payments on long-term
    debt and capital lease obligations          (351)           (1,083)
  Unexpended industrial revenue
    bond proceeds                              4,657                 0
  Proceeds from issuance of stock                304               221
                                             _______          ________
  Net Cash provided by
    Financing Activities                    $  6,410          $  3,506
                                             _______          ________
Net increase in Cash and
  Cash Equivalents                                31                24
Cash and Cash Equivalents at
  Beginning of Year                              523               740
                                             _______          ________
Cash and Cash Equivalents at October 2      $    554          $    764
                                             =======          ========
Disclosure of cash payments for:
  Interest                                  $    189          $    320
  Income taxes                                 1,567             1,568
See notes to financial statements.

                      ASTRONICS CORPORATION

                  Notes to Financial Statements
                         October 2, 1999


1) The accompanying unaudited statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the nine-month period ended October 2, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

2) Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

          (in thousands)
                            October 2, 1999      December 31,
                              (Unaudited)            1998
                            _______________      ____________
          Finished goods        $1,905              $1,357
          Work in progress       1,103               1,064
          Raw material           5,733               2,514
                                ______              ______
                                $8,741              $4,935
                                ======              ======

3)   Other liabilities consist of the following:

          (in thousands)
                            October 2, 1999      December 31,
                              (Unaudited)            1998
                            _______________      ____________
     Long-Term Debt            $13,088             $11,319
     Long-Term Obligations
       under Capital Leases        465                 789
     Deferred Income Taxes       1,262               1,070
     Deferred Compensation       2,079               1,982
                                ______              ______
                               $16,894             $15,160
                                ======              ======

                      ASTRONICS CORPORATION

                         October 2, 1999

4)   The Company adopted SFAS No. 131, "Disclosures About
     Segments of an Enterprise and Related Information," at December 31, 1998, which changes the way the Company reports information about its operating segments.

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

   (in thousands)          Nine Months          Nine Months
                     Ended October 2, 1999 Ended October 3, 1998
                     _____________________ _____________________
                     Aerospace              Aerospace
                        and      Specialty     and       Specialty
                    Electronics  Packaging  Electronics  Packaging
                    ___________  _________  ___________  _________
  Sales to external
    customers        $18,553      $16,922     $17,670     $15,372
  Income before taxes  2,295        2,027       2,369       1,226
  Segment assets      23,733       27,765      14,140      24,475

     The Aerospace and Electronics segment has moved into a new 80,000 square foot facility, which will replace four leased facilities in its New Hampshire operation. Also, during the Quarter ended July 3, 1999, they started construction of a 70,000 square foot manufacturing facility in New York.

     The segment asset value changed from October 3, 1998 to October 2, 1999 as follows:

     (in thousands)             Aerospace        Specialty
                             and Electronics     Packaging
                             _______________     _________

October 3, 1998                  $14,140          $24,475
  Land acquisitions                  350              --
  Building construction            7,600              --
  Die Cutting equipment              --             2,700
  Other, net                       1,643              590
                                  ______           ______
October 2, 1999                  $23,733          $27,765

                      ASTRONICS CORPORATION

                         October 2, 1999


     A reconciliation of combined income before taxes for the nine-month period is as follows:


     (in thousands)                   Nine Months Ended
                              October 2, 1999   October 3, 1998
                              _______________   _______________

     Income before taxes
       from segments              $4,322            $3,595
     Corporate income, net           125               440
                                  ______            ______
       Income before taxes        $4,477            $4,035
                                  ======            ======

5) On July 1, 1999, the Company renegotiated its financial arrangements, including changing financial institutions. As a result of the changes, the Company's Revolver is a five-year program with a $12,000,000 line, with interest at the bank's prime rate, or LIBOR plus 60 basis points. At the end of five years, the Company may convert the outstanding balance to a four-year term loan. The Company also changed the letter of credit arrangement and the remarketing agreement on the Industrial Revenue Tax-Exempt Bonds issued through the Business Finance Authority of the State of New Hampshire. The new letter of credit is 50 basis points vs. 75 basis points under the previous agreement. The Company also arranged the financing for the Industrial Revenue Tax-Exempt Bonds to be issued through the County of Erie, State of New York, in connection with the construction of the Aerospace and Electronics segment's construction project in New York. It is anticipated that this will close early in the Fourth Quarter. The financial terms are similar to the New Hampshire transaction.

                      ASTRONICS CORPORATION


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
          _________________________________________________

The following table sets forth as a percent of net sales certain items reflected in the financial data and the percentage increase
(decrease) of such items as compared to the prior period.

                     Percent of Net Sales
                         Nine Months          Period-to-Period
                       ended October 2,       Increase (Decrease)
                     ____________________    ___________________
                        1999        1998          1998-1999
                        ____        ____          _________

Net Sales:
  Aerospace and
    Electronics         52.3%       53.5%            5.0 %
  Specialty Packaging   47.7        46.5            10.1 %
                       _____       _____
                       100.0%      100.0%            7.4 %

Cost of products sold   70.8        69.6             9.2 %
Selling, general and
  administrative
  expenses              16.3        17.3             1.2 %
Interest expenses, net    .4          .9           (51.2)%
                       _____       _____
                        87.5%       87.8%            7.0 %

Income before provision
  for income taxes      12.5%       12.2%           10.2 %

Provision for taxes      4.2         4.3             4.6 %
                       _____       _____
Net Income               8.3%        7.9%           13.3 %
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

               On October 27, 1999, the Company closed an
               Industrial Revenue Tax-Exempt Bond with the Erie County Industrial Development Agency of Erie County, State of New York for $7,000,000. The interest rate floats with tax exempt funds and is reset every seven days. These funds are being used to finance the new East Aurora, New York manufacturing facility and production equipment for expanded customer needs.

               Late in the Third Quarter of 1999, the Company started shipments on the NVIS F-16 (night vision lighting modification kits) program. The Company expects these shipments to increase, and, by the end of 1999, to be at the scheduled annualized rate. The Company has $29,000,000 in backlog and it expects the United States Air Force to exercise additional production options in the future.

               On July 1, 1999, the Company established a
               $12,000,000 five-year revolving line of credit at the bank's prime rate or LIBOR plus 60 basis points. The revolver can be converted to a four-year term loan at the end of five years.

               The Aerospace and Electronics segment completed their move into the new manufacturing facility in Lebanon, New Hampshire during October 1999. Basic construction on the new 80,000 square foot building was completed late in the Second Quarter, with the installation of equipment and systems completed in the Third Quarter. This allows the Company to consolidate its New Hampshire operations, previously in four leased locations, into a single facility.

               On May 12, 1999, the Company's Aerospace and
               Electronics segment acquired 14.9 acres of land in East Aurora, New York, and has started construction of a 70,000 square foot manufacturing facility on this new property. The Company plans to close a tax-exempt bond transaction early in the Fourth Quarter to finance this project. The Company anticipates completion of the construction and installation of equipment and systems during the First Quarter of 2000, and the acquisition of equipment over the next 24 months.

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

               On December 30, 1998, the Company closed an
               Industrial Revenue Tax-Exempt Bond with the
               Business Finance Authority of the State of New Hampshire for $7,250,000. The interest rate floats with tax-exempt funds and is reset every seven days. These funds are being used to finance the new Lebanon, New Hampshire facility and manufacturing equipment for expanded production needs.

               During the Third Quarter of 1998, the New
               Hampshire operations of the Aerospace and Electronics segment received their ISO 9001 certification. In the Third Quarter of 1997, the Specialty Packaging segment received its ISO 9001 certification.

SALES The Company reported record sales for the Third Quarter, for the first nine months of the year, and for the trailing twelve months. Sales increased 2.8 percent for the quarter to $12,017,000, compared to a 14.5 percent gain for the same quarter in 1998 (sales were $11,689,000), which was up from 1997 Third Quarter sales of $10,214,000. The sales were lower than anticipated as the Company was delayed in starting shipments on the NVIS F-16 contract. The year-to-date sales are $35,475,000, a 7.4 percent increase in 1999, compared to $33,042,000, which were 11.9 percent ahead of 1997 sales of $29,527,000. Sales for the first nine months of 1999 were 52.3 percent in the Aerospace and Electronics segment, compared to
               53.5 percent in 1998 and 50.2 percent in 1997. Specialty Packaging accounted for 47.7 percent of 1999 sales compared to 46.5 percent in 1998, which compared to 49.8 percent in 1997.

               The Aerospace and Electronics segment's sales have increased 5.0 percent for the first nine months of 1999, compared to 19.2 percent for the first nine months of 1998, which compared to an increase of
               4.3 percent in 1997. The segment's sales were negatively affected by the delay in shipments of the NVIS F-16 program. The total contract remains in place, and the Company expects it to be fulfilled over the next three years. Shipments in 1999 were strongest in escape path lighting systems product line, compared to 1998 when sales were especially strong in three product lines:
               1) military aircraft formation lights, 2) escape path lighting systems, and 3) cockpit lighting systems. The Company's order activity remains solid. Pricing for comparable products is nominally the same this year as last year.

               The Specialty Packaging segment sales increased
               10.1 percent for the first nine months of 1999, compared to 4.6 percent in 1998, which compared to a 16.4 percent increase in 1997. In 1998, customers' management of their inventories affected the timing of sales. This reflected the just-in-time philosophy that is prevalent in today's business world. During 1999, the Company's sales have been strong in the custom packaging market resulting from expansion of product capabilities. The Company continues to expand its overall market share in its chosen market niche through focus on customer service with on-time deliveries, high quality products and short turnaround times. Pricing remains nominally the same for similar products.

BACKLOG The Company's backlog increased 93.4 percent in 1999 to $42,852,000, compared to 99.6 percent in 1998, which was the previous Third Quarter all time record, of $22,153,000. This compares to $10,800,000 at December 31, 1997. The backlog is composed of $40,977,000 in the Aerospace and Electronics segment and $1,875,000 in the Specialty Packaging segment.

EXPENSES The cost of products sold increased 9.2 percent in 1999 compared to a sales gain of 7.4 percent. In 1998, cost of products sold increased 14.0 percent. As a percentage of sales, cost of goods sold was 70.8 percent in 1999, 69.6 percent in 1998 and 68.3 percent in 1997. The increase in 1999 reflects increased costs for employees, manufacturing supplies and depreciation. The increase in 1998 reflected higher material and employee costs. Material costs were 19.8 percent of sales in 1999, 20.6 percent of sales in 1998, and 20.0 percent of sales in 1997. The material cost changes over these three years relates to product mix changes. The increase in employee costs reflect additional personnel supporting the technical aspects of the businesses. These costs were 29.8 percent of sales in 1999, 29.1 percent of sales in 1998, compared to 28.5 percent of sales in 1997. The decrease in overall product costs in 1997 resulted from improved productivity and the reduction of tooling and supply costs in technology transitions. As a percent of sales, the Company experienced higher rental and repair costs in 1998, as another facility was leased in the Aerospace and Electronics segment to meet production needs. The remaining expense categories increased at a lower rate than the sales growth. Actual Gross Profit dollars increased to $10,378,000 in 1999, compared to $10,051,000 in
               1998, and $9,362,000 in 1997.

               Selling, general and administrative expenses are more permanent in nature, and less related to sales volume. These expenses continued to decrease as a percentage of sales: 16.3 percent in 1999,
               17.3 percent in 1998, and 18.8 percent in 1997. The majority of these costs are for employee services. Net Operating Profit has increased in total dollars: $4,594,000, or 12.9 percent of sales in 1999, $4,336,000, or 13.1 percent of sales in 1998, compared to $3,819,000, or 12.9
               percent of sales in 1997.

INTEREST Interest costs, net, decreased in 1999 to $147,000 compared to $301,000 in 1998, and $349,000, in
               1997. The continual decrease in total indebtedness reflects the strong positive cash flow that has allowed steady reduction of indebtedness. As a percent of sales, net interest costs were .4 percent in 1999, .9 percent in 1998, and 1.2 percent of sales in 1997. Under accounting rules, the interest on the 1998 Industrial Revenue Bond has been capitalized during the construction period. As this project becomes complete (October 30, 1999), the Company will experience higher interest costs, as these costs will be reflected in the income statement.

               The Company is currently investing daily excess cash in overnight commercial paper. As working capital notes become due, the excess cash is being used to reduce outstanding loans on the revolving line of credit. In 1998, the Company did not invest available overnight funds, but elected to use them to offset bank fees; therefore, no interest was earned in 1998. The revolving line of credit is priced at LIBOR plus 60 basis points, as of July 1, 1999. Previously, the pricing was LIBOR plus 100 basis points. Gross interest expense was $222,000 in 1999, $301,000 in 1998, and $363,000 in 1997.

INCOME BEFORE
TAXES As a result of the continuing increases in sales at a greater rate than total expenses, income before taxes increased to 12.5 percent of sales in 1999, compared to 12.2 percent of sales in 1998, and compared to 11.8 percent of sales in 1997. The Company reported income before taxes of $4,447,000 for the first nine months of 1999, compared to $4,035,000 in 1998, which compared to $3,470,000 in 1997.

TAXES The Company's tax provision takes into account the federal and state taxes for which it is liable. The Company records its tax expense under the FASB 109 guidelines. The 1999 tax provision is 4.2 percent of sales, which is at a lower effective tax rate than experienced in previous years. This reflects the Company's establishment of a foreign sales corporation to reflect its growing international business. The 1998 provision for taxes was 4.3 percent of sales, compared to 4.4 percent of sales in 1997. The tax expense also reflects the adjustment in 1998 and in 1997 for the previous year's tax accrual to actual tax expenses on the returns as filed with government agencies. The company experienced more favorable deductions and state allocation ratios than initially anticipated, which resulted in lower actual taxes.

NET INCOME     Net income for the first nine months of 1999
               established a new record: $2,962,000, or $.50 per diluted share, compared to $2,615,000, or $.44 per diluted share in 1998, and compared to $2,166,000, or $.37 per diluted share in 1997. The 1998 and 1997 per share earnings have been restated to reflect the 10 percent share distribution made in the fall of 1998.

LIQUIDITY      Cash flow from operating activities was $5,607,000
               in 1999, compared to $3,850,000 in 1998, and
               compared to $3,436,000 in 1997. The Company experienced a $1,081,000 increase in receivables since January 1, 1999 and an increase in inventory of $3,806,000. Much of the increase in inventories reflects the higher level of F-16 inventory that has been accumulated in anticipation of shipments, which started late in the Third Quarter. The receivable increase appears to be a timing issue, as the Company's provision for doubtful accounts is favorable for the first nine months of 1999.
               Receivables increased $1,175,000 during the same period last year, while inventories increased
               $568,000. Accounts payable increased $4,412,000 reflecting special terms on payment for Die
               Cutting equipment that are delayed until January
               2000, for $2,400,000, and for delayed payment terms on F-16 inventory component purchases of approximately $1,000,000. The Company has invested
               $11,567,000 in land, construction in progress on new buildings, and new equipment in 1999. This compares to $7,243,000 in 1998. The Company reduced its indebtedness in 1999 by $351,000, compared to $1,083,000 in 1998. The Company borrowed an additional $1,800,000 in 1999 to temporarily finance the new East Aurora, New York, manufacturing facility while the long-term financing was being finalized. This financing was completed on October 27, 1999. In 1998 the Company borrowed $4,368,000 for similar needs as in 1999, with the New Hampshire financing being completed on December 30, 1998. In May 1998, the Company made the final installment on a five-year term loan.

               The Company has a $12,000,000 revolving line of credit available for additional working capital needs, of which it had utilized $5,600,000 at October 2, 1999, compared to $4,969,000 at the end of the Third Quarter of 1998, and compared to $2,500,000 at the end of the Third Quarter of 1997. The Company feels that its beginning cash balance, the cash flow from internal operations and the available balance of the revolving line of credit are adequate to meet the Company's operational and investment plans for 1999 and 2000, after the financing of the land and building project in New York is completed.

COMMITMENTS    The Company has outstanding commitments for
               capital investments of approximately $340,000 at October 2, 1999 [this excludes the project in the next paragraph], compared to $1,200,000 at the end of the Third Quarter of 1998, and $4,000,000 at September 28, 1997. During the Second Quarter of
               1997, the Company repurchased its shares of common stock owned by ATRO Companies Profit
               Sharing/401(k) Plan for $532,000. The Company has commitments for items that it purchases in the normal ongoing affairs of the business. The
               Company is not aware of any obligations in excess of normal market conditions, nor of any long-term commitments that would affect its financial condition.

               The Company is currently constructing a 70,000 square foot manufacturing facility in East Aurora, New York. They have purchased approximately 15 acres of land and have committed to the construction of a new facility for the Aerospace and Electronics business unit. The estimated costs, excluding land that has been purchased, are $6,000,000 for the manufacturing facility and $2,500,000 for manufacturing equipment. The building construction should be completed in early 2000, with the equipment being purchased over the next 24 months. The Company acquired the land in May and started actual construction of the facility in June. The Company owns its current facility in East Aurora, New York.

YEAR 2000      The Company employs several different computer
               systems for financial, engineering, manufacturing and administrative purposes. The Company purchases these systems, both hardware and software.

               Therefore, it does not have programmers writing code internally. In the last year, the Company has been able to install Year 2000 compliant upgrades to its systems. At the end of the Third Quarter, the Company believes it is ready for the Year 2000. The Company will continue to verify and test systems.

               The Company has addressed the Year 2000 issue by identifying software usage by equipment, or application. Then the Company classified each usage on a critical, non-critical basis to determine priority. Once this was accomplished, an individual was assigned responsibility to resolve each issue. A testing procedure was developed to allow the Company to verify that the solutions met the Year 2000 issues. The Company also obtained letters or reports from major and critical suppliers as to their ability to meet the Year 2000 issues. At this time, the Company is not aware of any vendors reporting Year 2000 issues that would affect the continuous operations of the business. However, we can offer no assurances that our vendors will in fact be Year 2000 compliant. The total invested for software upgrades was approximately $200,000. The Company continues to monitor this area.

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

          None


Item 5.   Other Information.
          _________________

          None


Item 6.   Exhibits and Reports on Form 8-K.
          ________________________________

          Exhibit 11.  Computation of Per Share Earnings.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





DATED:     November 10, 1999


                                    ASTRONICS CORPORATION
                              _________________________________

                                   /s/ John M. Yessa
                              _________________________________
                                         (Signature)

                                       John M. Yessa
                           Vice President-Finance and Treasurer

                           EXHIBIT 11

                COMPUTATION OF PER SHARE EARNINGS



                      (in thousands, except for per share data)
                              Quarter Ended October 2

                             1999                  1998
                             ____                  ____

Net income                 $  2,962               $  2,615
                           ========               ========

Basic earnings per share
  weighted average shares     5,584                  5,534

Net effect of dilutive
  stock options                 388                    395
                           ________               ________

Diluted earnings per share
  weighted average shares     5,972                  5,929
                           ========               ========

Basic earnings per share   $    .53               $    .47
                           ========               ========

Diluted earnings per share $    .50               $    .44
                           ========               ========