Form 10-K
period 1999-12-31
ASTRONICS CORP
filed 2000-03-28
CIK 8063

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                  Form 10 - K

                                -----------------

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1999


                                ----------------

                         Commission file number: 0-7087

                             ASTRONICS CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                                ----------------

                                    New York
         (State or other jurisdiction of incorporation or organization)

                                   16-0959303
                      (I.R.S. Employer Identification No.)

                                ----------------

                              1801 Elmwood Avenue
                            Buffalo, New York 14207
                    (Address of principal executive office)

        Registrant's telephone number including area code (716) 447-9013

                                ----------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12 (g) of the Act:
           $.01 par value Common Stock; $.01 par value Class B Stock
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes   X    No
    -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     As of March 3, 2000, 5,023,037 shares of Common Stock and 661,181 shares of Class B Stock were outstanding, and the aggregate market value of the shares of Common Stock and Class B Stock (assuming conversion of all of the outstanding Class B Stock into Common Stock) of Astronics Corporation held by non-affiliates was approximately $51,868,489.

                      DOCUMENTS INCORPORATED BY REFERENCE.

     Portions of the Company's 1999 Annual Report to Shareholders are incorporated into Parts II and III of this Report. Portions of the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders dated March 13, 2000 are incorporated by reference into Part III of this Report.

                                     PART I
                                     ------
Item 1. BUSINESS

Profile

     Astronics Corporation ("Astronics" or "Company"), a New York corporation formed in 1968, is a diversified manufacturing company engaged principally in the design, manufacture and marketing of products and processes in two business segments: "Aerospace and Electronics" and "Specialty Packaging." The Aerospace and Electronics segment is involved in the design, manufacture, and marketing of advanced technology products. Major applications include specialized lighting systems and ruggedized electro-mechanical assemblies. The Specialty Packaging segment is predominantly a direct marketing provider of proprietary designs of paperboard folding boxes and paper products.

Aerospace and Electronics

     Astronics' Aerospace and Electronics segment has led the industry with integrated lighting systems for over 20 years. The Company supplies integrated cockpit lighting systems, external and interior cabin lighting and escape path lighting for over 300 airlines around the world. As a premier supplier to both military and commercial aircraft, the Company is involved with exciting cutting edge programs that include lighting systems for Lockheed's F-22 fighter and Embraer's newest family of commuter jets. Astronics' Aerospace and Electronics segment has also penetrated the fast growing portable electronics market with electroluminescent lighting designed for LCD's, remote controls, instrumentation and communication devices.

     Deliveries on Astronics' $50 million multi-year contract for cockpit lighting upgrades of F-16 fighter jets began during 1999. These upgrades, for which Astronics' Aerospace and Electronics segment is the prime contractor, provide the correct instrument lighting for night vision operations. The technology and manufacturing processes that have been developed for this project over the last 18 months have advanced our capabilities for future growth in other applications and markets. Approximately 34 percent of the segment's sales are defense-related and 31 percent of sales are international.

     In accordance with Astronics' philosophy of investing in anticipation of the market, the Aerospace and Electronics segment has doubled its manufacturing capacity with new facilities in Lebanon, New Hampshire and East Aurora, New York. These investments were significant, amounting to one-half of the segment's revenue for 1999.

Specialty Packaging

     Astronics' Specialty Packaging segment is a world-class provider of paperboard folding cartons and other specialty paper products that are used for a wide range of applications by a diverse customer base. By providing technically superior products at a competitive price on a just in time basis, the Company has achieved a leadership position in the markets served. In many cases the Company is either the sole or preferred supplier to such leading companies as Hershey Foods and Staples Office Superstores.

     For over 25 years, the Specialty Packaging segment has experienced year over year double digit growth in sales revenue. This growth rate is greater than twice the industry average. In 1999 sales were up 9 percent and operating earnings were at 19 percent of sales.

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

Raw Materials

     On February 14, 2000, a jury found Osram Sylvania, Inc. guilty of patent infringement in the manufacturing of encapsulated phosphors used by the Aerospace and Electronics segment in its MaxEL lamp product line. As a result of the court decision, the Company needed to substitute another phosphor for this product line. The Company has tested alternative formulations that meet its needs. Therefore, the Company has not experienced a production disruption. The cost of the alternative phosphor is similar to the previous encapsulated phosphor.

     Other materials, supplies and components are available and purchased from a wide variety of sources, the loss of any one of which would not materially affect the Company's operations.

Patents

     The Company has a number of patents and has filed numerous applications for others. While the aggregate protection of these patents is of value, the Company does not consider that the successful conduct of any material part of its business is dependent upon the protection afforded by these patents. The
Company's patents and patent applications relate to electroluminescence, instrument panels, keyboard technology and various components used in their manufacture. The Company regards its expertise and techniques as proprietary and relies upon trade secret laws and contractual arrangements to protect its rights.

Research Activities

     The Company is engaged in a variety of research and development activities directed to the improvement and application of the Company's technologies. The extent of the Company's engagement in pure research, however, is not material.

Employees

     The Company employed approximately 521 employees as of December 31, 1999, including 299 in the Aerospace and Electronics segment, 216 in the Specialty
Packaging segment and 6 at the corporate level, compared to 531 as of December 31, 1998, including 298 in the Aerospace and Electronics segment, 226 in the Specialty Packaging segment and 7 at the corporate level as of that date. The Company considers its relations with its employees to be good.

Working Capital

     Inventories and receivables are the major components of the Company's working capital, reflective of the production cycle of the Company's products and anticipated production required for the seasonal aspects of the Company's packaging products and customers payments within their normal payment terms.

Financial Information about Industry Segments

     Sales, income before taxes and identifiable assets, along with other information, attributable to each of the Company's industry segments for each of the last three years as of December 31, 1999 appear on page 17 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1999, submitted herewith as an exhibit and incorporated by reference.

Order Backlog

     The backlog of orders as of December 31, 1999 was approximately $40,198,000 ($39,038,000 related to the Aerospace and Electronics segment and $1,160,000 related to the Specialty Packaging segment), $31,875,000 is expected to be filled in the current fiscal year. This compares to $29,887,000 ($28,779,000 related to the Aerospace and Electronics segment and $1,108,000 related to the Specialty Packaging segment) as of December 31, 1998.

Item 2. PROPERTIES

Corporate Headquarters

     The Company's corporate office occupies approximately 2,000 square feet at 1801 Elmwood Avenue, Buffalo, NY 14207, in a building which is shared with the Specialty Packaging segment.

Aerospace and Electronics

     The Company owns manufacturing and office facilities of approximately 115,000 square feet in the Buffalo, New York area and 80,000 square feet in Lebanon, New Hampshire.

Specialty Packaging

     The Company owns buildings totaling approximately 437,000 square feet in the Buffalo, New York area for its manufacturing and office facilities. Currently, about 25 percent of the building space is under lease to others.

     The Company believes that its properties are suitable and adequate for the purpose for which they are employed. Additions and expansions are made as needed. In general, the capacity of the Company's properties are in excess of its current requirements.

Item 3. LEGAL PROCEEDINGS

     Rodgard Corporation, formerly a wholly-owned subsidiary of Astronics, and one of its former officers, Mason C. Winfield ("Plaintiffs"), instituted an action against Miner Enterprises, Inc. and David G. Anderson ("Defendants") on April 10, 1984, in the United States District Court of the Western District of New York, seeking damages for breaches of confidentiality agreements and seeking to be declared a co-inventor of a David G. Anderson patent. Defendants counterclaimed for unspecified damages alleging that the Plaintiffs breached a confidentiality provision in a consulting agreement between Winfield and Miner. The Court determined that neither side had a sufficient case to enable awards. The case was appealed by the Plaintiffs to the Federal Court of Appeals.

     On March 13, 1997 the Court of Appeals remanded the case to the District Court to permit Plaintiffs to initiate discovery related to Defendants' foreign patents. After discovery, the District Court granted the Defendants' motion to dismiss the claims which had been remanded. The Company again appealed to the Court of Appeals. On October 5, 1999, the Court of Appeals affirmed, without opinion, the dismissal of all claims in the case, thus concluding the litigation.

     Except for the matter described above, there are no material pending legal proceedings, other than routine litigation incidental to the business, to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4. SUBMISSION OF MATTERS TO A
        VOTE OF SECURITY HOLDERS

     Not applicable.

Executive Officers of the Company

     The following table sets forth the names and ages of all executive officers of the Company and certain information relative to their positions with the Company and prior employment history during at least the past five years:


                                        Position with the Company
Name                   Age              and Prior Employment History
----                   ---              ----------------------------
Kevin T. Keane         67               Chairman of the Board, President,
                                        Chief Executive Officer and Director.

John M. Yessa          60               Vice President of Finance, Treasurer,
                                        Chief Financial Officer and Director.

                                    PART II
                                    -------

Item 5. MARKET FOR THE COMPANY'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS

     Information with respect to the market price of and dividends on the Company's Common Stock and related shareholder matters appears on the inside cover and page 19 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1999, submitted herewith as an exhibit and incorporated by reference.

Item 6. SELECTED FINANCIAL DATA

     Selected Financial Data appears on page 19 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1999, submitted herewith as an exhibit and incorporated by reference.

Item 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition, changes in financial condition and results of operations appears on pages 20, 21, 22 and 23 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1999, submitted herewith as an exhibit and incorporated by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk disclosures appears on page 23 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1999, submitted herewith as an exhibit and incorporated by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements of Astronics Corporation which are incorporated by reference in this Annual Report on Form 10-K are described in the accompanying Index to Financial Statements at Item 14 of this Report.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III
                                    --------

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information regarding directors is contained under the captions "Election of Directors" and "Record Date and Voting Securities" in the Company's definitive Proxy Statement dated March 13, 2000 and is incorporated herein by reference.

     Certain information regarding executive officers is contained under the captions "Executive Compensation" and "Record Date and Voting Securities" in the Company's definitive Proxy Statement dated March 13, 2000 and on the back inside cover of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1999, submitted herewith as an exhibit, which are both incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

     The information contained under the caption "Executive Compensation" in the Company's definitive Proxy Statement dated March 13, 2000 is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT

     The information required is contained under the caption "Record Date and Voting Securities" in the Company's definitive Proxy Statement dated March 13, 2000, and is hereby incorporated by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As of March 13, 2000, the Company knows of no relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

                                    PART IV
                                    -------

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

              3.   Exhibits

          Exhibit No.                              Description
          -----------                              -----------

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

           10.10 1992 Incentive Stock Option Plan; incorporated by reference to the Registrant's definitive proxy statement dated March 30, 1992.

           10.11 1993 Director Stock Option Plan; incorporated by reference to the Registrant's definitive proxy statement dated March 19, 1993.

           10.12 1997 Director Stock Option Plan; incorporated by reference to the Registrant's definitive proxy statement dated March 14, 1997.

           10.13             Non-Qualified Supplemental Retirement Plan;
                             filed herewith.

           13                1999 Annual Report to Shareholders; filed herewith.
                             (Except for those portions which are expressly
                              incorporated by reference in this Annual Report on Form 10-K, this exhibit is furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as part of this Annual Report on Form 10-K.)

           21                 Subsidiaries of the Registrant; filed herewith.


           23                 Consent of Independent Auditors; filed herewith.

           27                 Financial Data Schedule; filed herewith.


         (b)     Reports on Form 8-K

                 None

                             ASTRONICS CORPORATION

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
        ---------------------------------------------------------------

The financial statements, together with the report thereon of Ernst & Young LLP dated January 20, 1999, appearing on pages 6 to 18 of the accompanying 1999 Annual Report to Shareholders are incorporated by reference in this Annual Report on Form 10-K.

Financial schedules for the years 1999, 1998 and 1997:

                                                                 Page
                                                                 ----

      Valuation and Qualifying Accounts                           F-2

                                                                     SCHEDULE II
                                                                     -----------

                             ASTRONICS CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                       ---------------------------------


(in thousands)

                                            Balance at the   Charged to
                                             Beginning of    Costs and   Write-offs/   Balance at
Year                 Description               Period         Expense    Recoveries   End of Period
----               -----------                 -------        -------    ----------   -------------
1999      Allowance for Doubtful Accounts       $238          $ (55)      $   (5)         $178

1998      Allowance for Doubtful Accounts       $227          $  74       $  (63)         $238

1997      Allowance for Doubtful Accounts       $404          $ 111       $ (288)         $227


                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 2000.

Astronics Corporation

By  /s/ Kevin T. Keane                 By  /s/ John M. Yessa
    -------------------------------        -------------------------------------
    Kevin T. Keane, President              John M. Yessa, Vice President-Finance
    and Chief Executive Officer            and Treasurer, Principal Financial
                                           and Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                   Title            Date
    ---------                   -----            ----

    /s/ Robert T. Brady         Director         March 24, 2000
    -----------------------
    Robert T. Brady


    /s/ John B. Drenning        Director         March 24, 2000
    -----------------------
    John B. Drenning


    /s/ Kevin T. Keane          Director         March 24, 2000
    -----------------------
    Kevin T. Keane


    /s/ Robert J. McKenna       Director         March 24, 2000
    -----------------------
    Robert J. McKenna


    /s/ John M. Yessa           Director         March 24, 2000
    -----------------------
    John M. Yessa

                             ASTRONICS CORPORATION

                               INDEX TO EXHIBITS
                               -----------------


      Exhibit No.                              Description
      -----------                              -----------

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

      10.10 1992 Incentive Stock Option Plan; incorporated by reference to the Registrant's definitive proxy statement dated March 30, 1992.

      10.11 1993 Director Stock Option Plan; incorporated by reference to the Registrant's definitive proxy statement dated March 19, 1993.

      10.12 1997 Director Stock Option Plan; incorporated by reference to the Registrant's definitive proxy statement dated March 14, 1997.

      10.13                  Non-Qualified Supplemental Retirement Plan;
                             filed herewith.

      13                     1999 Annual Report to Shareholders; filed herewith.
                             (Except for those portions which are expressly
                              incorporated by reference in the Annual Report on Form 10-K, this exhibit is furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as part of this Annual Report on Form 10-K.)

      21                     Subsidiaries of the Registrant; filed herewith.


      23                     Consent of Independent Auditors; filed herewith.

      27                     Financial Data Schedule; filed herewith.