Form 10-Q
period 2000-04-01
ASTRONICS CORP
filed 2000-05-15
CIK 8063

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 --------------

                                    FORM 10-Q

                                 --------------

(Mark One)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal quarter ended April 1, 2000

                                 --------------

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

                                 --------------

                         Commission file number 0-7087

                              ASTRONICS CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                                 --------------

                                    New York
         (State or Other Jurisdiction of Incorporation or Organization)

                                   16-0959303
                      (I.R.S. Employer Identification No.)

                                 --------------

                              1801 Elmwood Avenue
                             Buffalo, New York 14207
               (Address of Principal Executive Office) (Zip Code)

                                  716-447-9013
              (Registrant's Telephone Number, Including Area Code)

                                 --------------

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

                                                        Yes   X         No
                                                            -----          -----

As of April 1, 2000, 5,023,256 shares of $.01 par value common stock and 665,962 shares of $.01 par value Class B common stock were outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              ASTRONICS CORPORATION

                           Consolidated Balance Sheet
                                  April 1, 2000
                 With Comparative Figures for December 31, 1999


                                                     (Dollars in Thousands)
                                                  April 1, 2000     December 31,
                                                   (Unaudited)         1999
                                                    ---------          ----
Current Assets:
   Cash ..........................................  $    460        $  1,153
   Accounts receivable ...........................     7,682           6,852
   Inventories ...................................     9,344           8,721
   Prepaid expenses ..............................       781             455
                                                    --------        --------
      Total current assets .......................    18,267          17,181
Property, Plant and Equipment, at cost ...........    57,126          55,956
   Less accumulated depreciation
     and amortization ............................    20,459          19,787
                                                    --------        --------
      Net property, plant and equipment ..........    36,667          36,169

Unexpended Industrial Revenue Bond Proceeds ......     2,617           3,508

Other Assets .....................................     3,013           2,994
                                                    --------        --------
                                                    $ 60,564       $  59,852
                                                    ========       =========
Current Liabilities:
   Current maturities of long-term liabilities ...  $    706       $     762
   Accounts payable ..............................     7,009           8,560
   Accrued expenses ..............................     1,523           2,250
   Income taxes ..................................       404             166
                                                    --------        --------
      Total current liabilities ..................     9,642          11,738

Other Liabilities ................................    22,057          20,277

Shareholders' Equity:
   Common stock, $.01 par value
     Authorized 10,000,000 shares, issued
     5,342,661 in 2000, 5,327,112 in 1999 ........        53              53
   Class B common stock, $.01 par value
   Authorized 5,000,000 shares, issued
   665,962 in 2000, 667,326 in 1999 ..............         7               7
   Additional paid-in capital ....................     2,932           2,912
   Retained earnings .............................    26,735          25,727
                                                    --------        --------
                                                      29,727          28,699
   Less shares in Treasury, at cost ..............       862             862
                                                    --------        --------
      Total shareholders' equity .................    28,865          27,837
                                                    --------        --------
                                                    $ 60,564       $  59,852
                                                    ========       =========
See notes to financial statements.

                              ASTRONICS CORPORATION

             Consolidated Statement of Income and Retained Earnings
                        Three Months Ended April 1, 2000
                        With Comparative Figures for 1999

                                                       (Dollars in Thousands)
                                                             (Unaudited)
                                                         2000           1999
                                                         ----           ----
Net Sales ........................................... $  15,150     $  12,325

Costs and Expenses:
   Cost of products sold ............................    11,624         8,726
   Selling, general and administrative expenses .....     2,089         2,137
   Interest expenses, net of interest income
     of $53 in 2000 and $5 in 1999 ..................        68            71
                                                      ---------     ---------
     Total costs and expenses .......................    13,781        10,934
                                                      ---------     ---------
Income before taxes .................................     1,369         1,391

Provision for income taxes ..........................       361           458
                                                      ---------     ---------
Net Income ..........................................     1,008           933

Retained Earnings:

   January 1 ........................................    25,727        20,932
                                                      ---------     ---------
   April 1 .......................................... $  26,735     $  21,865
                                                      =========     =========
Earnings per share:

   Basic ............................................ $     .18     $     .17
                                                      =========     =========
   Diluted .......................................... $     .17     $     .16
                                                      =========     =========

See notes to financial statements.

                             ASTRONICS CORPORATION

                      Consolidated Statement of Cash Flows
                        Three Months Ended April 1, 2000
                        With Comparative Figures for 1999


                                                          (Dollars in Thousands)
                                                                 (Unaudited)
                                                              2000        1999
                                                              ----        ----
Cash Flows from Operating Activities:
   Net income .......................................... $   1,008    $    933
   Adjustments to reconcile net income to net
     cash  provided  by  operating activities:
     Depreciation and amortization .....................       959         855
     Provision for doubtful accounts ...................       (50)         35
     Provision for deferred taxes ......................        35          41
     Supplemental retirement plan ......................        97          52
     Cash flows from changes in operating
       assets and liabilities:
       Accounts receivable .............................      (779)       (513)
       Inventories .....................................      (623)        (49)
       Prepaid expenses ................................      (301)        371
       Accounts payable ................................    (1,550)        788
       Accrued expenses ................................      (728)       (853)
       Income taxes ....................................       238         158
                                                         ---------    --------
   Net Cash provided by Operating Activities ........... $  (1,694)   $  1,818
                                                         ---------    --------
Cash Flows from Investing Activities:
   Change in other assets ..............................      (101)       (170)
   Capital expenditures ................................    (1,401)     (3,206)
                                                         ---------    --------
   Net Cash provided (used) by Investing Activities .... $  (1,502)    $(3,376)
                                                         ---------    --------
Cash Flows from Financing Activities:
    New long-term debt .................................     1,700          --
    Principal payments on long-term debt and capital
       lease obligations ...............................      (107)     (1,112)
   Unexpended industrial revenue bond proceeds .........       891       2,169
   Proceeds from issuance of stock .....................        19           2
                                                         ---------    --------
Net Cash provided by Financing Activities .............. $   2,503     $ 1,059
                                                         ---------    --------
Net increase (decrease) in Cash and Cash Equivalents ...      (693)       (499)

Cash and Cash Equivalents at Beginning of Year .........     1,153         523
                                                         ---------    --------
Cash and Cash Equivalents at April 1 ................... $     460     $    24
                                                         =========     =======
Disclosure of cash payments for:
   Interest ............................................ $     123     $   101
   Income taxes ........................................        86         258

See notes to financial statements.

                             ASTRONICS CORPORATION

                          Notes to Financial Statements

                                  April 1, 2000

1) The accompanying unaudited statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the three-month period ended April 1, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

     The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the financial statements and footnotes thereto included in the Company's 1999 annual report.

2) Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

     (in thousands)

                                       April 1, 2000        December 31,
                                        (Unaudited)            1999
                                         ---------             ----
            Finished Goods                $ 2,187             $ 1,936

            Work in Progress                1,458               1,476

            Raw Material                    5,699               5,309
                                          -------             -------
                                          $ 9,344             $ 8,721
                                          =======             =======

     Other liabilities consist of the following:

     (in thousands)

                                       April 1, 2000       December 31,
                                        (Unaudited)           1999
                                         ---------            ----
            Long-term Debt               $ 10,567           $  8,878

            Long-term Obligations under
               Capital Leases               7,028              7,069

            Deferred Income Taxes           1,285              1,250

            Deferred Compensation           2,587              2,482

            Other                             590                598
                                         --------           --------
                                         $ 22,057           $ 20,277
                                         ========           ========

                              ASTRONICS CORPORATION

                                  April 1, 2000

4) The Company operates in two areas: Aerospace and Electronics, and Specialty Packaging. Astronics' Aerospace and Electronics segment designs and manufactures special lighting systems for aircraft cockpits, cabins, and exterior environments. The segment also manufactures electroluminescent
     (EL) lamps used to backlight liquid crystal displays, which are commonly used in portable telephones, watches, pagers, and personal digital assistants (PDAs). Astronics' Specialty Packaging segment involves the design, manufacturing and marketing of folding paperboard packaging for customers' delivery of their products and high quality custom imprinting of napkins, invitation and other paper products. The Company is a dominant provider of custom folding boxes in chosen markets.


     (in thousands)
                                       Three Months                   Three Months
                                    Ended April 1, 2000           Ended April 3, 1999
                                  -----------------------      ------------------------
                                  Aerospace                     Aerospace
                                    and         Specialty         and         Specialty
                                 Electronics    Packaging      Electronics    Packaging
                                 -----------    ---------      -----------    ---------
     Sales to external customers  $  9,426       $  5,724     $  6,838       $  5,487
     Income before taxes               734            735          978            455
     Segment assets                 32,361         26,441       19,168         24,102


     The Aerospace and Electronics segment is in the process of completing a 70,000 square foot facility for its New York operation. The asset value of the land, building construction in progress, equipment, unexpended Industrial Revenue Bond proceeds, and the increase in purchased parts (inventory) for the F-16 program account for the major increase in segment assets.

     A reconciliation of combined income before taxes for the three-month period is as follows:

     (in thousands)


                                                 Three Months Ended
                                        April 1, 2000           April 3, 1999
                                        -------------           -------------
     Income before taxes from segments     $1,469                  $1,433
     Corporate expenses, net                 (100)                    (42)
                                           ------                  ------
     Income before taxes                   $1,369                  $1,391

                              ASTRONICS CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth as a percent of net sales certain items reflected in the financial data and the percentage increase (decrease) of such items as compared to the prior period.


                                 Percent of Net Sales         Period-to-Period
                             Three months ended April 1,    Increase (Decrease)
                             ---------------------------    -------------------
                                2000            1999              1999-2000
                                ----            ----              ---------
Net Sales:
    Aerospace and Electronics   62.2%           55.5%              37.8 %
    Specialty Packaging         37.8            44.5                4.3 %
                               -----           -----
                               100.0%          100.0%              22.9 %

Cost of products sold           76.7            70.8               33.2 %
Selling, general and
   administrative expenses      13.8            17.3               (2.2)%
Interest expenses, net            .5              .6               (4.2)%
                               -----           -----
                                91.0%           88.7%              26.0 %

Income before provision
   for income taxes              9.0%           11.3%              (1.6)%

Provision for taxes              2.4             3.7              (21.2)%
                               -----           -----
Net Income                       6.6%            7.6%               8.0 %
                               =====           =====

INTRODUCTION

Astronics   Corporation  operates  in  two  business  segments:   Aerospace  and
Electronics, and Specialty Packaging.

On March 7, 2000, the Company announced that its Specialty Packaging business had received a three-year contract with potential revenues totaling $15,000,000 from the Tyco Healthcare Companies. Its MOD-PAC subsidiary has been selected as one of only five preferred suppliers for the entire nationwide organization.

On October 31, 1999, the Aerospace and Electronics segment completed their move to and the commissioning of their new manufacturing facility in Lebanon, New Hampshire. This new 80,000 square foot building allows the Company to consolidate its New Hampshire operations, previously in four leased locations, into a single facility, and expands production capacity.

On October 27, 1999, the Company closed an Industrial Revenue Tax-Exempt Bond with the Industrial Development Agency of the County of Erie, State of New York, for $7,000,000. The interest rate floats with tax-exempt funds and is reset every seven days. These funds are being used to finance the construction of the new East Aurora, New York manufacturing facility and production equipment for expanded customer needs.

Late in the Third Quarter of 1999, the Company started shipments on the NVIS F-16 (night vision modification kits) program. Shipments totaled $3,000,000 in 1999. The Company expects these shipments to increase to approximately $16,000,000 annually and the program, as currently designed, to go into 2002. The Company had $27,000,000 in backlog as of December 31, 1999. The Company anticipates the United States Air Force to exercise additional production options in the future. During the First Quarter of 2000, the Company shipped approximately $3,400,000.

On July 1, 1999, the Company established a $12,000,000 five-year revolving line of credit at the bank's prime rate or LIBOR plus 60 basis points. The revolver can be converted to a four-year term loan at the end of five years. The Company also renegotiated its letter of credit agreements to lower the cost of the bank guarantee on the Industrial Revenue Bond programs.

On May 12, 1999, the Company's Aerospace and Electronics segment acquired 14.9 acres of land in East Aurora, New York, and started construction of a 70,000 square foot manufacturing facility on this new property. The Company anticipates completion of the construction and installation of equipment during the First Half of 2000.

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

On December 30, 1998, the Company completed an Industrial Revenue tax-exempt bond with the Business Finance Authority of the State of New Hampshire for $7,250,000. The interest rate floats with tax-exempt funds and is reset every seven days. These funds were used to finance the new Aerospace and Electronics' manufacturing facility and additional production equipment in the Lebanon, New Hampshire operation.

During the Third Quarter of 1998, the New Hampshire operations of the Aerospace and Electronics segment received their ISO 9001 certification. In the Third Quarter of 1997, the Specialty Packaging segment received its ISO 9001 certification.

SALES

The Company, with sales of $15,150,000, set a new First Quarter sales record. This is an increase over 1999 sales of 22.9 percent. This compares to the First Quarter 1999 sales increase of 11.5 percent. In 1998, sales increased 14.9 percent. Sales were $12,325,000 in 1999 compared to $11,057,000 in 1998.

Sales within the Aerospace and Electronics segment increased 37.8 percent, reflecting F-16 shipments of approximately $3,400,000. In 1999, First Quarter Aerospace and Electronics sales increased 17.7 percent while in 1998 they increased 28.3 percent. Sales in 1999 and 1998 were strong in cockpit lighting, emergency egress lighting and formation lights.

Sales in the Specialty Packaging segment increased 4.3 percent in the First Quarter of 2000, compared to a 4.5 percent increase in 1999, and compared to a
3.0 percent increase in 1998.

Price increases have been nominal, reflecting increases in raw material costs.

BACKLOG

The Company's backlog at the end of the First Quarter (April 1, 2000) was $36,632,000. This compares to the backlog of $40,977,000 at the end of the First Quarter of 1999, and $14,600,000 at the end of the First Quarter of 1998. This also compares to the December 31, 1999 backlog of $40,198,000 and December 31, 1998 backlog of $29,887,000. The backlog for the Aerospace and Electronics segment is $34,702,000, compared to $39,660,000 in 1999. The Specialty Packaging backlog at April 1, 2000 was $1,930,000, compared to $1,317,000 in 1999.

EXPENSES

Cost of products sold increased 33.2 percent in the First Quarter of 2000, compared to 13.4 percent in 1999. Sales growth in 2000 was 22.9 percent, and in 1999 it was 11.5 percent. As a percent of sales, these costs increased significantly in 2000 to 76.7 percent of sales compared to 70.8 percent of sales in 1999 and 69.6 percent of sales in 1998. The major increase was in material costs, which increased to 31.8 percent of sales, reflecting a higher material content on F-16 sales. The material for the initial sales of F-16 modification kits is outsourced, thereby driving up the material costs. The Company is in the process of producing more of the parts internally, which will reduce material costs starting in the second half of 2000. In 1999 and 1998, material costs were nominally the same at 20.6 percent of sales and 20.2 percent of sales, respectively. Employee costs were reduced in 2000, reflecting the high purchased raw material content of the F-16 shipments. Costs in 2000 were 26.0 percent of sales, compared to 30.8 percent of sales in 1999 and 1998. As a percent of sales, supply costs increased in 2000 to 7.7 percent of sales, compared to 7.3 percent of sales in 1999, and compared to 6.4 percent of sales in 1998. This reflects timing of purchases and the cost of bringing certain outsourced operations in house. Depreciation, as a percent of sales, was nominally the same in 2000 as in 1999. As a percent of sales, depreciation for the First Quarter of 2000, 1999, and 1998 was 5.6 percent, 5.7 percent, and 5.2 percent, respectively. The facility costs, including rental costs and maintenance and repairs costs, decreased as a percentage of sales in each of the last two years. As a percent of sales, they were 5.7 percent in 2000, 6.5 percent in 1999, and
7.0 percent in 1998. The remaining general categories increased/decreased less than one percentage point of sales. The net results of the above produced gross profits of $3,526,000 in 2000, $3,599,000 in 1999, and $3,365,000 in 1998.

Selling, general and administrative expenses continued to decrease as a percentage of sales: 13.8 percent in 2000, 17.3 percent in 1999, and 19.0 percent in 1998. The major contributor in 2000 is the higher sales level which required nominal additional selling, general, and administrative costs. The majority of these costs are for employee services, marketing expenses and operating supplies. Operating income for the First Quarter of 2000 was $1,437,000, or 9.5 percent of sales, compared to $1,462,000, or 11.9 percent of sales, in 1999, and compared to $1,261,000, or 11.4 percent of sales, in 1998.

INTEREST

Interest costs, net, decreased in the First Quarter of 2000 as earnings on invested Unexpended Industrial Revenue Bonds Proceeds offset the interest costs on the 1998 Industrial Revenue Bond. Interest costs on the 1999 Industrial Revenue Bond are being capitalized as part of the construction costs until the East Aurora, NY project is completed. In the First Quarter of 2000, gross interest costs were $121,000, which were partially offset by $53,000 in interest income. This compares to the First Quarter of 1999, when the expense was $76,000, and the interest income was $5,000. In 1998, interest cost was $77,000. As a percent of sales, net interest costs equal .5 percent of sales in 2000, .6 percent of sales in 1999, and .7 percent of sales in 1998. The Company anticipates the New York construction project to be completed during the Second Quarter of this year.

INCOME BEFORE TAXES

The First Quarter's income before taxes was $1,369,000, or 9.0 percent of sales. This compares to 1999's First Quarter income before taxes of $1,391,000, or 11.3 percent of sales. In 1998, income before taxes was $1,184,000, or 10.7 percent of sales.

TAXES

The Company's tax provision takes into account the federal and state taxes for which it is liable. The Company records its tax expense under the FASB 109 guidelines. As of January 1, 1999, the Company established Astronics Foreign Sales Corporation, which reduces its taxes on sales made to customers in foreign countries. Normally, the First Quarter's tax provision is higher as all minimum taxes are accrued during this period. But in 2000, the Company recorded its actual benefit from the first return of Astronics Foreign Sales Corporation. This was filed in early April, 2000 for year 1999. Also, the Company adjusted its 1999 accruals to actual as they filed all tax returns. Normally, tax returns are filed in the Third Quarter, at which time the accruals are adjusted to actual. The net 2000 tax provision is $361,000, or 2.4 percent of sales, compared to the 1999 provision for taxes of $458,000, or 3.7 percent of sales. In 1998, the provision for taxes was $439,000, or 4.0 percent of sales.

NET INCOME

Net income for the First Quarter of 2000 established a new record for the quarter: $1,008,000, or $.17 per diluted share. This breaks the record set in 1999 of $933,000, or $.16 per diluted share, which compared to the previous record of $745,000, or $.13 per diluted share, earned in 1998.

LIQUIDITY

Cash flow from operating activities was a negative $1,694,000 during the First Quarter of 2000. This reflects the final payment made on die cutters installed in 1999, on which the Company received extended terms for payment until the First Quarter of 2000. This payment was approximately $2,600,000. In 1999, the cash flow from operating activities was $1,818,000, which compared to $2,042,000 in 1998. The Company invested $1,401,000 in capital expenditures during the quarter, compared to $3,206,000 in 1999, which compared to $3,013,000 in 1998. The Company reduced its indebtedness by $107,000 in the First Quarter of 2000, compared to $1,112,000 in the First Quarter of 1999, and compared to $715,000 in the First Quarter of 1998. In the 2000 First Quarter the Company borrowed $1,700,000 on its revolving line of credit for working capital purposes. In 1998 the Company borrowed $1,200,000 for working capital. The Company has a $12,000,000 revolving line of credit available for additional working capital needs, of which it had utilized $3,500,000 at the end of the quarter, compared to $2,800,000 at the end of the First Quarter of 1999, and $3,000,000 at the end of the First Quarter of 1998. The Company feels that its beginning cash balance, the cash flow from internal operations and the available balance of the revolving line of credit are adequate to meet the Company's operational and investment plans for 2000.

COMMITMENTS

At the end of the First Quarter, the Company had outstanding commitments for capital investments of approximately $1,600,000. This compares to $5,400,000 in 1999, and $2,400,000 at the end of the First Quarter of 1998. The Company has commitments for items that it purchases in the normal on-going affairs of the business. The Company is not aware of any obligations in excess of normal market conditions, nor of any long-term commitments that would affect its financial condition.

YEAR 2000

The Company did not experience any significant Year 2000 issues.

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

              None.


Item 3.       Defaults Upon Senior Securities.
              -------------------------------

              None.


Item 4.       Submission of Matters to a Vote of Securities Holders.
              -----------------------------------------------------

              At the annual meeting of shareholders held on April 20, 2000, the nominees to the Board of Directors were re-elected based on the following results:

                                                            Votes Withholding
              Nominees                 Votes For                Authority
              --------                 ---------                ---------
              Robert T. Brady          9,307,126                 273,211
              John B. Drenning         9,266,305                 314,032
              Kevin T. Keane           9,316,929                 263,408
              Robert J. McKenna        9,307,126                 273,211
              John M. Yessa            9,317,327                 263,010

              The selection of Ernst & Young LLP as the Registrant's auditors was approved by the following vote: 9,275,510 in favor; 5,061 against; and 243,543 abstentions.

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

DATED:     May 15, 2000

                                                 ASTRONICS CORPORATION

                                                     /s/ John M. Yessa
                                            ------------------------------------
                                                         (Signature)

                                                        John M. Yessa
                                            Vice President-Finance and Treasurer