Form 10-Q
period 2000-07-01
ASTRONICS CORP
filed 2000-08-11
CIK 8063

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC

                                ---------------

                                    FORM 10-Q

                                ---------------
 (Mark One)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal quarter ended July 1, 2000

                                ---------------

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________

                                ---------------

                         Commission file number 0-7087

                              ASTRONICS CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                                ---------------

                                    New York
         (State or Other Jurisdiction of Incorporation or Organization)

                                   16-0959303
                      (I.R.S. Employer Identification No.)

                                ---------------

                              1801 Elmwood Avenue
                            Buffalo, New York 14207
               (Address of Principal Executive Office) (Zip Code)

                                  716-447-9013
              (Registrant's Telephone Number, Including Area Code)

                                ---------------

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

As of July 1, 2000, 5,032,226 shares of $.01 par value common stock and 657,012 shares of $.01 par value Class B common stock were outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              ASTRONICS CORPORATION

                           Consolidated Balance Sheet
                                  July 1, 2000
                 With Comparative Figures for December 31, 1999


                                                     (Dollars in Thousands)
                                                  July 1, 2000     December 31,
                                                   (Unaudited)         1999
                                                    ---------          ----
Current Assets:
   Cash ..........................................  $    621        $  1,153
   Accounts receivable ...........................     9,018           6,852
   Inventories ...................................    10,443           8,721
   Prepaid expenses ..............................       626             455
                                                    --------        --------
      Total current assets .......................    20,708          17,181

Property, Plant and Equipment, at cost ...........    58,921          55,956
   Less accumulated depreciation
     and amortization ............................    21,437          19,787
                                                    --------        --------
      Net property, plant and equipment ..........    37,484          36,169

Unexpended Industrial Revenue Bond Proceeds ......     2,094           3,508

Other Assets .....................................     5,173           2,994
                                                    --------        --------
                                                    $ 65,459       $  59,852
                                                    ========       =========
Current Liabilities:
   Current maturities of long-term debt and
     capital lease obligations ...................  $  1,006       $     762
   Accounts payable ..............................     6,556           8,560
   Accrued expenses ..............................     1,865           2,416
                                                    --------        --------
      Total current liabilities ..................     9,427          11,738

Long-term debt and capital lease obligations .....    21,650          15,947

Other Liabilities ................................     4,399           4,330

Shareholders' Equity:
   Common stock, $.01 par value
     Authorized 10,000,000 shares, issued
     5,351,631 in 2000, 5,327,112 in 1999 ........        54              53
   Class B common stock, $.01 par value
   Authorized 5,000,000 shares, issued
   657,012 in 2000, 667,326 in 1999 ..............         6               7
   Additional paid-in capital ....................     2,932           2,912
   Retained earnings .............................    27,853          25,727
                                                    --------        --------
                                                      30,845          28,699
   Less shares in Treasury, at cost ..............       862             862
                                                    --------        --------
      Total shareholders' equity .................    29,983          27,837
                                                    --------        --------
                                                    $ 65,459       $  59,852
                                                    ========       =========

See notes to financial statements.

                              ASTRONICS CORPORATION

             Consolidated Statement of Income and Retained Earnings
                            Period Ended July 1, 2000
                        With Comparative Figures for 1999



                                                                     (Dollars in Thousands)
                                                                           (Unaudited)
                                                              SIX MONTHS                   THREE MONTHS
                                                              ----------                   ------------
                                                         2000           1999            2000           1999
                                                         ----           ----            ----           ----
Net Sales ........................................... $  31,251     $  23,458        $  16,101     $  11,133

Costs and Expenses:
   Cost of products sold ............................    23,665        16,560           12,041         7,834
   Selling, general and administrative expenses .....     4,260         4,040            2,171         1,903
   Interest expenses, net of interest income
     of $91 in 2000 and $67 in 1999 ..................      249            88              181            17
                                                      ---------     ---------        ---------     ---------
     Total costs and expenses .......................    28,174        20,688           14,393         9,754
                                                      ---------     ---------        ---------     ---------
Income before taxes .................................     3,077         2,770            1,708         1,379

Provision for income taxes ..........................       951           941              590           483
                                                      ---------     ---------        ---------     ---------
Net Income ..........................................     2,126         1,829            1,118           896
                                                      ---------     ---------        ---------     ---------
Retained Earnings:

   January 1 ........................................    25,727        20,932
                                                      ---------     ---------
   July 1 ........................................... $  26,853     $  22,761
                                                      =========     =========
Earnings per share:

   Basic ............................................ $     .37     $     .33        $     .19     $     .16
                                                      =========     =========        =========     =========
   Diluted .......................................... $     .36     $     .31        $     .19     $     .15
                                                      =========     =========        =========     =========

See notes to financial statements.

                             ASTRONICS CORPORATION

                      Consolidated Statement of Cash Flows
                          Six Months Ended July 1, 2000
                        With Comparative Figures for 1999


                                                          (Dollars in Thousands)
                                                                 (Unaudited)
                                                              2000        1999
                                                              ----        ----
Cash Flows from Operating Activities:
   Net income .......................................... $   2,126    $  1,829
   Adjustments to reconcile net income to net
     cash  provided  by  operating activities:
     Depreciation and amortization .....................     1,962       1,714
     Other .............................................       218         157
     Cash flows from changes in operating
       assets and liabilities, excluding
       effects of acquisitions:
       Accounts receivable .............................    (1,213)       (413)
       Inventories .....................................      (951)     (1,722)
       Prepaid expenses ................................      (106)      1,040
       Accounts payable ................................    (2,344)      3,828
       Accrued expenses ................................      (693)     (1,047)
                                                         ---------    --------
   Net Cash provided by Operating Activities ........... $  (1,001)   $  5,386
                                                         ---------    --------
Cash Flows from Investing Activities:
   Change in other assets ..............................      (593)       (260)
   Capital expenditures ................................    (2,704)     (9,587)
   Net payment for businesses acquired .................    (3,616)         --
                                                         ---------    --------
   Net Cash provided (used) by Investing Activities .... $  (6,913)    $(9,847)
                                                         ---------    --------
Cash Flows from Financing Activities:
    New long-term debt .................................     6,200         700
    Principal payments on long-term debt and capital
       lease obligations ...............................      (252)       (223)
   Unexpended industrial revenue bond proceeds .........     1,415       4,138
   Proceeds from issuance of stock .....................        19           9
                                                         ---------    --------
   Net Cash provided by Financing Activities ........... $   7,382     $ 4,624
                                                         ---------    --------
Net increase (decrease) in Cash and Cash Equivalents ...      (532)        163

Cash and Cash Equivalents at Beginning of Year .........     1,153         523
                                                         ---------    --------
Cash and Cash Equivalents at July 1 .................... $     621     $   686
                                                         =========     =======
Disclosure of cash payments for:
   Interest ............................................ $     313     $   183
   Income taxes ........................................       905       1,164

See notes to financial statements.

                             ASTRONICS CORPORATION

                          Notes to Financial Statements

                                  July 1, 2000

1) The accompanying unaudited statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the six-month period ended July 1, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

2) Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

       (in thousands)


                                  July 1, 2000          December 31,
                                   (Unaudited)             1999
                                   -----------          ------------

        Finished Goods             $  2,494              $  1,936
        Work in Progress              2,466                 1,476
        Raw Material                  5,483                 5,309
                                   --------              --------
                                   $ 10,443              $  8,721
                                   ========              ========


3) The Company operates in two areas: Aerospace and Electronics, and Specialty Packaging. Astronics' Aerospace and Electronics segment designs and manufactures special lighting systems for aircraft cockpits, cabins, and exterior environments. The segment also manufactures electroluminescent
     (EL) lamps used to backlight liquid crystal displays, which are commonly used in portable telephones, watches, pagers, and personal digital assistants (PDAs). Astronics' Specialty Packaging segment involves the design, manufacturing and marketing of folding paperboard packaging for customers' delivery of their products and high quality custom imprinting of napkins, invitation and other paper products. The Company is a dominant provider of custom folding boxes in chosen markets.


     (in thousands)
                                        Six Months                    Six Months
                                    Ended July 1, 2000            Ended July 3, 1999
                                  -----------------------      ------------------------
                                  Aerospace                     Aerospace
                                    and         Specialty         and         Specialty
                                 Electronics    Packaging      Electronics    Packaging
                                 -----------    ---------      -----------    ---------
     Sales to external customers  $ 19,962       $ 11,289     $ 13,075       $ 10,383
     Income before taxes             1,937          1,213        1,859            803

                                          July 1, 2000             December 31, 1999
                                          ------------             -----------------
     Segment assets                 36,538         26,988       30,831         26,445


The Aerospace and Electronics segment acquired two businesses during the Second Quarter with assets of $4,645,000, accounting for a significant portion of the increase in segment assets. These businesses integrate with the F-16 program.

A reconciliation of combined income before taxes for the six-month period is as follows:

     (in thousands)


                                                 Three Months Ended
                                        July 1, 2000            July 3, 1999
                                        ------------            ------------
     Income before taxes from segments     $3,150                  $2,662
     Corporate expenses, net                  (73)                    108
                                           ------                  ------
       Income before taxes                 $3,077                  $2,770

                              ASTRONICS CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth as a percent of net sales certain items reflected in the financial data and the percentage increase (decrease) of such items as compared to the prior period.



                                 Percent of Net Sales       Period-to-Period
                               Six months ended July 1,    Increase (Decrease)
                             --------------------------    -------------------
                                2000            1999              1999-2000
                                ----            ----              ---------
Net Sales:
    Aerospace and Electronics   63.9%           55.7%              52.7 %
    Specialty Packaging         36.1            44.3                8.7 %
                               -----           -----
                               100.0%          100.0%              33.2 %

Cost of products sold           75.8            70.6               42.9 %
Selling, general and
   administrative expenses      13.6            17.2                5.4 %
Interest expenses, net            .8              .4               183.0%
                               -----           -----
                                90.2%           88.2%              36.2 %

Income before provision
   for income taxes              9.8%           11.8%              11.1 %

Provision for taxes              3.0             4.0                1.1 %
                               -----           -----
Net Income                       6.8%            7.8%              16.2 %
                               =====           =====



INTRODUCTION AND RECENT DEVELOPMENTS

Astronics   Corporation  operates  in  two  business  segments:   Aerospace  and
Electronics, and Specialty Packaging.

On June 8, 2000, Astronics announced that the United States Air Force exercised an option for additional kits under the Company's F-16 night vision modification contract.

In May 2000, the Aerospace and Electronics segment acquired cockpit indicator technology for the F-16 program and CRL Technologies ("CRL") in Quebec, Canada. CRL designs and manufactures lighted keyboards on avionics equipment and in aircraft cockpits. Total cash invested for both these acquisitions was $3,616,000.

On March 7, 2000, the Company announced that its Specialty Packaging business had received a three-year contract totaling $15,000,000 from the Tyco Healthcare Companies. Its MOD-PAC subsidiary has been selected as one of only five preferred suppliers for the entire nationwide organization.

SALES

Sales set a new record for Second Quarter, and for the six-month period ended July 1, 2000. Sales increased for the Quarter by 44.6 percent in 2000, and 8.1 percent in 1999. Sales for the first half of 2000 increased 33.2 percent, compared to 9.9 percent in the first half of 1999. The three-year comparative sales for the first six months of the year can be seen in this table:


                                        2000            1999            1998
                                        ----            ----            ----
      Aerospace and Electronics       $19,962         $13,075         $11,669
        Specialty Packaging            11,289          10,383           9,684
                                      -------         -------         -------
                                      $31,251         $23,458         $21,353

Sales in the Aerospace and Electronics business segment increased 52.7 percent in the first half of 2000, compared to a 12.0 percent increase for 1999. Sales in 2000 have increased mainly as a result of the F-16 program which began shipments in the Third Quarter of 1999.

Sales in the Specialty Packaging segment increased 8.7 percent in the first half of 2000 compared to a 7.2 percent increase for 1999. New e-commerce based initiatives accounted for one fourth of the increase in 2000. Meanwhile, this segment continues to expand its market share through focus on customer service with on-time deliveries, high quality products and short turnaround times.

BACKLOG

The Company's backlog increased 6.4 percent over the Second Quarter of 1999 to a new record of $46,000,000. The backlog is composed of $43,600,000 in the Aerospace and Electronics segment and $2,400,000 in the Specialty Packaging segment.

EXPENSES

Cost of products sold increased to 75.8 percent of sales in the first half of 2000 compared to 70.6 percent of sales in the first half of 1999. The major increase was in material costs, which increased to 32.45 percent of sales in 2000 compared to 19.37 percent in 1999. This increase reflects the higher material content on F-16 sales. To date, a substantial portion of material for the sales of F-16 modification kits is outsourced, thereby driving up the material costs. The Company is in the process of producing more of the parts internally, which will reduce material costs starting in the second half of 2000. Employee costs as a percentage of sales were lower in 2000, reflecting dilution from the high purchased material content of the F-16 shipments. Employee costs in 2000 were 25.6 percent of sales, compared to 30.6 percent of sales in 1999. Supply costs, facility costs and depreciation as a percent of sales were likewise diluted to 17.7 percent in 2000, compared to 20.6 percent in 1999.

Cost of products in total and by component for 1999 were comparable to 1998 levels.

Selling, general and administrative expenses continued to decrease as a percentage of sales: 13.6 percent in 2000, 17.2 percent in 1999, and 17.6 percent in 1998. The major factor in 2000 is the substantial sales increase which required very modest additional selling, general, and administrative costs. The majority of these costs are for employee services, marketing expenses and operating supplies.

Operating income for the Second Quarter of 2000 was $1,889,000, or 11.7 percent of sales, compared to $1,396,000, or 12.5 percent of sales, in 1999. The operating margin for the six-month period in 2000 was 10.6 percent of sales compared to 12.2 percent for 1999. The trend in operating margin in 2000 is improving as a result of higher sales and improving gross margins with relatively stable selling, general and administrative costs.

INTEREST

Interest costs, net, increased in 2000 due to increased levels of borrowings for facilities, equipment, working capital and acquisitions.

INCOME BEFORE TAXES

Income before taxes was 9.8 percent of sales compared to 1999's 11.8 percent of sales. For the Second Quarter, income before taxes was 10.6 percent of sales compared to 12.4 percent for 1999.

TAXES

The Company's tax provision as a percent of sales decreased in 2000 as a percent of sales compared to 1999, reflecting the lower pretax margins as well as a lower effective tax rate as a result of favorable adjustments from estimated provisions recorded mainly in the First Quarter of 2000.

NET INCOME

Net income for the Second Quarter of 2000 established a new record for the quarter: $1,118,000, or $.19 per diluted share. This breaks the record set in 1999 of $896,000, or $.15 per diluted share.

LIQUIDITY

Cash flow from operating activities was a negative $1,001,000 during the six months of 2000 and is slightly down from the First Quarter negative levels of $1,694,000. This reflects payments made to vendors on which the Company received extended terms until the First Quarter of 2000. The Company's capital expenditures were down sharply from 1999 levels, reflecting the timing of facilities acquisitions. This was offset somewhat by $3,616,000 expended for acquisitions. Financing activities in 2000 reflect the increased usage of the Company's revolving line of credit for operating and investment needs.

The Company has a $12,000,000 revolving line of credit, of which it had utilized $7,600,000 at July 1, 2000, compared to $4,500,000 at July 3, 1999. The Company believes that cash balances at July 1, 2000, cash flow from operations and availability on the revolving line of credit are adequate to meet the Company's operational and investment plans for 2000.

COMMITMENTS

At July 1, 2000, the Company had outstanding commitments for capital investments of approximately $900,000. The Company has commitments for items that it purchases in the normal on-going affairs of the business. The Company is not aware of any obligations in excess of normal market conditions, nor of any long-term commitments that would have a material adverse affect on its financial condition.

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

              None.


Item 5.       Other Information.
              -----------------

              None.


Item 6.       Exhibits and Reports on Form 8-K.
              --------------------------------

              (a)  Exhibits

                   Exhibit 11.  Computation of Per Share Earnings.

                   Exhibit 27.  Financial Data Schedule.

              (b)  Reports on Form 8-K.

                   None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






DATED:     August 11, 2000




                                                  ASTRONICS CORPORATION
                                            ------------------------------


                                                /s/ C. Anthony Rider
                                            ------------------------------
                                                      (Signature)

                                                    C. Anthony Rider
                                            Vice President-Finance,Treasurer
                                             and Principal Financial Officer