Form 10-Q
period 2000-09-30
ASTRONICS CORP
filed 2000-11-14
CIK 8063

SECURITIES AND EXCHANGE COMMISSION

Washington, DC

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________

Commission file number 0-7087

ASTRONICS CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

New York
(State or Other Jurisdiction of Incorporation or Organization)

16-0959303
(I.R.S. Employer Identification No.)

1801 Elmwood Avenue, Buffalo, New York
(Address of Principal Executive Office)

14207
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

Yes   X       No

As of September 30, 2000, 5,038,237 shares of $.01 par value common stock and 653,751 shares of $.01 par value Class B common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

ASTRONICS CORPORATION

Consolidated Balance Sheet
September 30, 2000
With Comparative Figures for December 31, 1999
                                                      (Dollars in Thousands)
                                               September 30, 2000   December 31,
                                                   (Unaudited)         1999
                                                    ---------          ----
Current Assets:
   Cash ..........................................  $     31        $  1,153
   Accounts receivable ...........................     9,952           6,852
   Inventories ...................................    12,087           8,721
   Prepaid expenses ..............................       281             455
                                                    --------        --------
      Total current assets .......................    22,351          17,181
Property, Plant and Equipment, at cost ...........    59,864          55,956
   Less accumulated depreciation
     and amortization ............................    22,374          19,787
                                                    --------        --------
      Net property, plant and equipment ..........    37,490          36,169

Unexpended Industrial Revenue Bond Proceeds ......     1,996           3,508

Other Assets .....................................     5,127           2,994
                                                    --------        --------
                                                    $ 66,964       $  59,852
                                                    ========       =========
Current Liabilities:
   Current maturities of long-term debt and
     capital lease obligations ...................  $    948       $     762
   Accounts payable ..............................     6,661           8,560
   Accrued expenses ..............................     2,194           2,416
                                                    --------        --------
      Total current liabilities ..................     9,803          11,738

Long-term debt and capital lease obligations .....    21,189          15,947

Other Liabilities ................................     4,545           4,330

Shareholders' Equity:
   Common stock, $.01 par value
     Authorized 10,000,000 shares, issued
     5,886,802 in 2000, 5,859,823 in 1999 ........        54              53
   Class B common stock, $.01 par value
   Authorized 5,000,000 shares, issued
   719,126 in 2000, 734,037 in 1999 ..............         6               7
   Additional paid-in capital ....................     2,937           2,912
   Other Comprehensive Income (loss)                      (2)              -
   Retained earnings .............................    29,293          25,727
                                                    --------        --------
                                                      32,288          28,699
   Less shares in Treasury, at cost ..............       862             862
                                                    --------        --------
      Total shareholders' equity .................    31,426          27,837
                                                    --------        --------
                                                    $ 66,964       $  59,852
                                                    ========       =========

See notes to financial statements.

ASTRONICS CORPORATION

Consolidated Statement of Income and Retained Earnings
Period Ended September 30, 2000
With Comparative Figures for 1999
                                                                     (Dollars in Thousands)
                                                                           (Unaudited)
                                                             NINE MONTHS               THREE MONTHS
                                                             -----------               ------------
                                                         2000           1999        2000           1999
                                                         ----           ----        ----           ----

Net Sales ........................................... $  48,659     $  35,475    $  17,408     $  12,017

Costs and Expenses:
   Cost of products sold ............................    36,383        25,097       12,718         8,537
   Selling, general and administrative expenses .....     6,636         5,784        2,376         1,744
   Interest expenses, net of interest income
     of $127 in 2000 and $75 in 1999 ................       428           147          179            59
                                                      ---------     ---------    ---------     ---------
     Total costs and expenses .......................    43,447        31,028       15,273        10,340
                                                      ---------     ---------    ---------     ---------
Income before taxes .................................     5,212         4,447        2,135         1,677

Provision for income taxes ..........................     1,646         1,485          695           544
                                                      ---------     ---------    ---------     ---------
Net Income ..........................................     3,566         2,962        1,440          1,133
                                                      ---------     ---------    ---------     ----------
Retained Earnings:

   January 1 ........................................    25,727        20,932
                                                      ---------     ---------
   September 30...................................... $  29,293     $  23,894
                                                      =========     =========
Earnings per share:

   Basic ............................................ $     .57     $     .48    $     .24     $     .18
                                                      =========     =========    =========     =========
   Diluted .......................................... $     .54     $     .45    $     .22     $     .17
                                                      =========     =========    =========     =========

See notes to financial statements.

ASTRONICS CORPORATION

Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2000
With Comparative Figures for 1999
                                                          (Dollars in Thousands)
                                                                 (Unaudited)
                                                              2000        1999
                                                              ----        ----
Cash Flows from Operating Activities:
   Net income .......................................... $   3,566    $  2,962
   Adjustments to reconcile net income to net
     cash  provided  by  operating activities:
     Depreciation and amortization .....................     3,012       2,647
     Other .............................................       363         289
     Cash flows from changes in operating
       assets and liabilities, excluding effects
       of acquisitions:
       Accounts receivable .............................    (2,147)     (1,130)
       Inventories .....................................    (2,594)     (3,806)
       Prepaid expenses ................................       238         879
       Accounts payable ................................    (2,239)      4,412
       Accrued expenses ................................      (365)        646
                                                         ---------    --------
   Net Cash provided by Operating Activities ........... $    (166)   $  5,607
                                                         ---------    --------
Cash Flows from Investing Activities:
   Change in other assets ..............................      (658)       (419)
   Capital expenditures ................................    (3,648)    (11,567)
   Net payment for businesses acquired .................    (3,616)          -
                                                         ---------    --------
   Net Cash provided (used) by Investing Activities .... $  (7,922)   $(11,986)
                                                         ---------    --------
Cash Flows from Financing Activities:
    New long-term debt .................................     5,783       1,800
    Principal payments on long-term debt and capital
       lease obligations ...............................      (354)       (351)
   Unexpended industrial revenue bond proceeds .........     1,513       4,657
   Proceeds from issuance of stock .....................        24         304
                                                         ---------    --------
Net Cash provided by Financing Activities .............. $   6,966     $ 6,410
                                                         ---------    --------
Net increase (decrease) in Cash and Cash Equivalents ...    (1,122)         31

Cash and Cash Equivalents at Beginning of Year .........     1,153         523
                                                         ---------    --------
Cash and Cash Equivalents at September 30 .............. $      31     $   554
                                                         =========     =======
Disclosure of cash payments for:
   Interest ............................................ $     547     $   189
   Income taxes ........................................     1,588       1,567
See notes to financial statements.

ASTRONICS CORPORATION

Notes to Financial Statements
September 30, 2000

1)    The accompanying unaudited statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company’s 1999 annual report.

2)    Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

ASTRONICS CORPORATION

Notes to Financial Statements (Continued)
September 30, 2000
     (in thousands)

                              September 30, 2000      December 31,
                                  (Unaudited)             1999
                                   ---------              ----
            Finished Goods          $ 2,555             $ 1,936

            Work in Progress          2,221               1,476

            Raw Material              7,331               5,309
                                    -------             -------
                                    $12,087             $ 8,721
                                    =======             =======

3)    The Company operates in two areas: Aerospace and Electronics, and Printing and Packaging. Astronics’ Aerospace and Electronics segment designs and manufactures special lighting systems for aircraft cockpits, cabins, and exterior environments. The segment also manufactures electroluminescent (EL) lamps used to backlight liquid crystal displays, which are used in watches, portable telephones, pagers, and personal digital assistants (PDAs). Astronics’ Printing and Packaging segment involves the design, manufacturing and marketing of folding paperboard packaging for customers’ delivery of their products and high quality custom imprinting of napkins, invitation and other paper products. The Company is a leading provider of custom folding boxes in its chosen markets.

(in thousands)

                                        Nine Months                  Nine Months
                                 Ended September 30, 2000       Ended October 2, 1999
                                 ------------------------       ---------------------
                                  Aerospace     Printing        Aerospace     Printing
                                    and           and             and           and
                                 Electronics    Packaging      Electronics    Packaging
                                 -----------    ---------      -----------    ---------

     Sales to external customers  $ 30,493       $ 18,166     $ 18,553       $ 16,922
     Income before taxes             2,855          2,426        2,295          2,027

                                       Three Months                  Three Months
                                 Ended September 30, 2000       Ended October 2, 1999
                                 ------------------------       ---------------------

     Sales to external customers  $ 10,531       $  6,877     $  5,466       $  6,539
     Income before taxes               918          1,213          436          1,037

                                       September 30, 2000         December 31, 1999
                                       ------------------         -----------------
     Segment assets                $ 37,516      $  28,084    $ 30,831       $ 26,445

The Aerospace and Electronics segment acquired two businesses during the Second Quarter with assets of $4,645,000, accounting for a significant portion of the increase in segment assets. These businesses integrate with the F-16 program.

A reconciliation of combined income before taxes for the nine-month period is as follows:

                                                 Nine Months Ended
                                        September 30, 2000      October 2, 1999
                                        -------------           ---------------
     Income before taxes from segments        $5,281                $2,662
     Corporate expenses, net                     (69)                  108
                                              ------                ------
     Income before taxes                      $5,212                $2,770

4)    Shareholders of record on October 19, 2000 received a 10% stock distribution. All share and per share data has been adjusted to reflect this distribution.

ASTRONICS CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth as a percent of net sales certain items reflected in the financial data and the percentage increase (decrease) of such items as compared to the prior period.

                                 Percent of Net Sales          Period-to-Period
                           Nine months ended September 30,    Increase (Decrease)
                           -------------------------------    -------------------
                                2000            1999              1999-2000
                                ----            ----              ---------
Net Sales:
    Aerospace and Electronics   62.7%           52.3%              64.7%
    Printing and Packaging      37.3            47.7                7.4%
                               -----           -----
                               100.0%          100.0%              37.2%

Cost of products sold           74.8            70.8               23.2%
Selling, general and
   administrative expenses      13.6            16.3               14.7%
Interest expenses, net            .9              .4              191.2%
                               -----           -----
                                89.3%           87.5%              40.0%

Income before provision
   for income taxes             10.7%           12.5%              17.2%

Provision for taxes              3.4             4.2               10.8%
                               -----           -----
Net Income                       7.3%            8.3%              20.4%
                               =====           =====

INTRODUCTION AND RECENT DEVELOPMENTS

Astronics Corporation operates in two business segments: Aerospace and Electronics, and Printing and Packaging.

On August 22, 2000, Astronics announced that the United States Air Force awarded the Aerospace and Electronics segment three additional contracts totaling $5,600,000 related to the Company’s F-16 night vision modification program.

In May 2000, the Aerospace and Electronics segment acquired cockpit indicator technology for the F-16 program and CRL Technologies (“CRL”) in Quebec, Canada. CRL designs and manufactures lighted keyboards on avionics equipment and in aircraft cockpits. Total cash invested for both these acquisitions was $3,616,000.

SALES

Sales set a new record for Third Quarter, and for the nine-month period ended September 30, 2000. Sales increased for the Quarter by 44.9% in 2000, and 2.8% in 1999. Sales for the nine-month period in 2000 increased 37.2%, compared to 7.4% for 1999.

Sales in the Aerospace and Electronics business segment increased 64.7% for the 2000 nine-month period, compared to a 5% increase for 1999. Revenues for the Third Quarter 2000 compared to the Third Quarter 1999 increased 92.7%. Sales in 2000 for both the Quarter and the nine-month period have increased mainly as a result of the F-16 program, which began shipments in the Third Quarter of 1999. F-16 sales for the 2000 nine-month period were $10,805,000 compared to $950,000 for the 1999 nine-month period. F-16 sales for the Third Quarter 2000 were $3,495,000 compared to $950,000.

Sales in the Printing and Packaging segment increased 7.4% for the nine-month period of 2000 compared to a 10.1% increase for 1999. In the 2000 Quarter sales increased 5.2% over the 1999 Quarter. New e-commerce based initiatives accounted for 40% of the increase in 2000. Meanwhile, this segment continues to expand its market share through focus on customer service with on-time deliveries, high quality products and short turnaround times.

BACKLOG

The Company's backlog increased 14% compared to the 1999 level to a new record of $49,000,000. The backlog is composed of $46,000,000 in the Aerospace and Electronics segment and $3,000,000 in the Printing and Packaging segment. Approximately $13,000,000 of the Aerospace and Electronics backlog is scheduled to ship in the Fourth Quarter 2000. Virtually all of the Printing and Packaging backlog will ship in the Fourth Quarter 2000.

EXPENSES

Cost of products sold increased to 74.8% of sales in 2000 compared to 70.7% of sales in 1999. The major increase was in material costs, which increased to 31.9% of sales in 2000 compared to 19.8% in 1999. This increase reflects the higher material content on F-16 sales. To date, a substantial portion of material for the sales of F-16 modification kits was outsourced, thereby driving up the material costs. Although the Company has nearly completed the process of producing more of the parts internally, the Third Quarter 2000 was a transition stage and was not benefited significantly. Employee costs as a percentage of sales were lower in 2000, reflecting dilution from the high purchased material content of the F-16 shipments. Employee costs in 2000 were 25.4% of sales, compared to 29.8% of sales in 1999. Supply costs, facility costs and depreciation as a percent of sales were likewise diluted to 17.5% in 2000, compared to 21.1% in 1999.

Cost of products in total and by component for 1999 were comparable to 1998 levels for both the Quarter and nine-month periods.

Selling, general and administrative expenses decreased as a percentage of sales: to 13.6% in 2000 and 16.3% in 1999. The major factor in 2000 is the substantial sales increase which required very modest additional selling, general, and administrative costs. The majority of these costs are for employee services, marketing expenses and operating supplies.

Earnings before interest and taxes (EBIT) for the Third Quarter of 2000 was $2,314,000, or 13.3% of sales, compared to $1,736,000, or 14.5% of sales, in 1999. EBIT as a percent of sales for the nine-month period in 2000 was 11.6% compared to 12.9% in 1999. The decline in this margin is due to lower margins on the F-16 contract ramp-up compared to margins on the Company’s other products.

INTEREST

Interest costs, net, increased in 2000 due to higher rates and increased levels of borrowings for facilities, equipment, working capital and acquisitions. Net interest expense was 0.9% of sales for the 2000 Third Quarter compared to 0.4% of sales for the 1999 Quarter.

INCOME BEFORE TAXES

Income before taxes for the 2000 nine-month period was 10.7% of sales compared to 1999‘s 12.5% of sales. For the Third Quarter, income before taxes was 12.3% of sales compared to 14.0% for 1999.

TAXES

The Company’s tax provision as a percent of sales decreased in 2000 as a percent of sales compared to 1999, reflecting the lower pretax margins as well as a lower effective tax rate as a result of favorable adjustments from estimated provisions recorded mainly in the First Quarter of 2000.

NET INCOME

Net income for the Third Quarter of 2000 established a new record for the Quarter: $1,440,000, or $.22 per diluted share. This breaks the record set in 1999 of $1,133,000, or $.17 per diluted share.

LIQUIDITY

Cash used in operating activities was $166,000 during the nine months of 2000 and is down from the First Half’s cash usage of $1,001,000.

The Company’s capital expenditures were down sharply from 1999 levels, reflecting the timing of facilities acquisitions. This was offset somewhat by $3,616,000 expended for acquisitions. Financing activities in 2000 reflect the increased usage of the Company’s revolving line of credit for operating and investment needs.

The Company has a $12,000,000 revolving line of credit, of which it had utilized $7,119,000 at September 30, 2000, compared to $4,500,000 at October 2, 1999. The Company believes that cash balances at September 30, 2000, cash flow from operations and availability on the revolving line of credit are adequate to meet the Company’s operational and investment plans for 2000.

COMMITMENTS

At July 1, 2000, the Company had outstanding commitments for capital investments of approximately $650,000. The Company has commitments for items that it purchases in the normal on-going affairs of the business. The Company is not aware of any obligations in excess of normal market conditions, nor of any long-term commitments that would have a material adverse affect on its financial condition.

OTHER INFORMATION
Item 1.       Legal Proceedings.

              None.

Item 2.       Changes in Securities.

              None.

Item 3.       Defaults Upon Senior Securities.

              None.

Item 4.       Submission of Matters to a Vote of Securities Holders.

              None.

Item 5.       Other Information.

              None.

Item 6.       Exhibits and Reports on Form 8-K.

              (a)  Exhibits.

                   Exhibit 11.  Computation of Per Share Earnings.
                   Exhibit 27.  Financial Data Schedule

              (b)  Reports on Form 8-K.

                   None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:     November 13, 2000

                                         ASTRONICS CORPORATION
                               ____________________________________________

                                         /s/ C. Anthony Rider
                               ____________________________________________
                                                (Signature)

                                              C. Anthony Rider
                                    Vice President-Finance and Treasurer
                                        (Principal Financial Officer)