Form 10-K
period 2000-12-31
ASTRONICS CORP
filed 2001-03-20
CIK 8063

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2000

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

Yes   X      No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (__)

        As of March 7, 2001, 5,311,793 shares of Common Stock and 1,047,963 shares of Class B Stock were outstanding, and the aggregate market value of the shares of Common Stock and Class B Stock (assuming conversion of all of the outstanding Class B Stock into Common Stock) of Astronics Corporation held by non-affiliates was approximately $85,093,535.

Documents incorporated by reference:

        Portions of the Company’s 2000 Annual Report to Shareholders are incorporated into Parts II and III of this Report. Portions of the Company’s Proxy Statement for the 2001 Annual Meeting of Shareholders dated March 19, 2001 are incorporated by reference into Part III of this Report.

PART I

Item 1.  BUSINESS

        Operations in different industries on page 16 of the Annual Shareholders’ Report for the year ended December 31, 2000 is incorporated herein by reference.

General Development of Business

        The major factors affecting the development of the business in 2000 are discussed under the caption “Net Sales” on page 19 of the Annual Shareholders ’ Report for the year ended December 31, 2000, and is incorporated herein by reference.

Sources and Availability of Raw Materials

        “Market Risk” on page 22 of the Annual Shareholders’ Report for the year ended December 31, 2000 is incorporated herein by reference.

Seasonality

        The Printing and Packaging segment is somewhat seasonal. Typical annual business patterns see 55 – 60% of this segment’s revenues realized in the second half of the year, with the fourth quarter generally being the strongest.

Practices as to Maintaining Working Capital

        “Liquidity” on page 21 of the Annual Shareholders’ Report for the year ended December 31, 2000 is incorporated herein by reference.

Competitive Conditions

        Astronics experiences considerable competition in its segments, principally in the areas of product performance and price, from various competitors, many of which are substantially larger and have greater resources. Success in the Aerospace and Electronics segment depends upon product innovation, customer support, responsiveness, and cost management. Astronics continues to invest in developing the tools critical to competing in today’s worldwide markets. Success in Specialty Packaging is dependent upon competitive pricing, innovative and responsive customer support and short lead time delivery performance. Astronics has invested and will continue to invest in state-of-the-art process and systems technology.

Backlog

        “Backlog” on page 21 of the Annual Shareholders’ Report for the year ended December 31, 2000 is incorporated herein by reference.

Patents

        The Company has a number of patents and has filed numerous applications for others. While the aggregate protection of these patents is of value, the Company does not consider that the successful conduct of any material part of its business is dependent upon the protection afforded by these patents. The Company’s patents and patent applications relate to electroluminescence, instrument panels, keyboard technology and various components used in their manufacture. The Company regards its expertise and techniques as proprietary and relies upon trade secret laws and contractual arrangements to protect its rights.

Research Activities

        The Company is engaged in a variety of research and development activities directed to the improvement and application of the Company’s technologies. The extent of the Company’s engagement in pure research, however, is not material.

Employees

        The Company employed approximately 703 employees as of December 31, 2000, including 435 in the Aerospace and Electronics segment, 268 in the Printing and Packaging segment and 6 at the corporate level, compared to 521 as of December 31, 1999, including 299 in the Aerospace and Electronics segment, 216 in the Printing and Packaging segment and 6 at the corporate level as of that date. The Company considers its relations with its employees to be good.

Item 2.   PROPERTIES

Corporate Headquarters

        The Company’s corporate office occupies approximately 2,000 square feet at 1801 Elmwood Avenue, Buffalo, NY 14207, in a building which is shared with the Printing and Packaging segment.

Aerospace and Electronics

        The Company owns manufacturing and office facilities of approximately 115,000 square feet in the Buffalo, New York area and 80,000 square feet in Lebanon, New Hampshire.

Printing and Packaging

        The Company owns buildings totaling approximately 250,000 square feet in the Buffalo, New York area for its manufacturing and office facilities.

        The Company believes that its properties are suitable and adequate for the purpose for which they are employed. Additions and expansions are made as needed. In general, the capacity of the Company’s properties are in excess of its current requirements.

Item 3.   LEGAL PROCEEDINGS

        There are no material pending legal proceedings, other than routine litigation incidental to the business, to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

PART II

Item 5.  MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Information with respect to the market price of and dividends on the Company’s Common Stock and related shareholder matters appears on the inside back cover and pages 18 and 24 of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2000, and is incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA

        Selected Financial Data appears on page 18 of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2000, and is incorporated herein by reference.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management’s discussion and analysis of financial condition, changes in financial condition and results of operations appears on pages 19 through 22 of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2000, and is incorporated herein by reference.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk disclosures appear on page 22 of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2000, and is incorporated herein by reference.

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

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The information regarding directors is contained under the captions “Election of Directors ” and “Record Date and Voting Securities” in the Company’s definitive Proxy Statement dated March 19, 2001, and is incorporated herein by reference.

        Certain information regarding executive officers is contained under the captions “Executive Compensation” and “Record Date and Voting Securities” in the Company’s definitive Proxy Statement dated March 19, 2001 and on the back inside cover of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2000, submitted herewith as an exhibit, which are both incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

        The information contained under the caption “Executive Compensation” in the Company’s definitive Proxy Statement dated March 19, 2001 is incorporated herein by reference.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required is contained under the caption “Record Date and Voting Securities” in the Company’s definitive Proxy Statement dated March 19, 2001, and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        As of March 19, 2001, the Company knows of no relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a)        The documents filed as a part of this report are as follows:

            1.        Consolidated Financial Statements

            2.        Financial Statement Schedules

See Index to Financial Statements and Financial Statement Schedules.
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
                         Annual Report on Form 10-K.

        10.1*            Restated  Thrift and Profit  Sharing  Retirement  Plan;
                         incorporated  by  reference  to exhibit 10.1 of the
                         Registrant's December 31, 1994 Annual Report on
                         Form 10-KSB.

        10.2*            Incentive Stock Option Plan;  incorporated by reference
                         to the  Registrant's  definitive proxy statement dated
                         March 26, 1982.

        10.3*            Director Stock Option Plan;  incorporated  by reference
                         to the  Registrant's  definitive proxy statement dated
                         March 16, 1984.

        10.4*            1992  Incentive  Stock  Option  Plan;  incorporated  by
                         reference  to the  Registrant's definitive proxy
                         statement dated March 30, 1992.

        10.5*            1993  Director  Stock  Option  Plan;  incorporated  by
                         reference  to  the  Registrant's definitive proxy
                         statement dated March 19, 1993.

        10.6*            1997  Director  Stock  Option  Plan;  incorporated  by
                         reference  to  the  Registrant's definitive proxy
                         statement dated March 14, 1997.

        10.7*            2001  Incentive  Stock  Option  Plan;  incorporated  by
                         reference  to the  Registrant's definitive proxy
                         statement dated March 19, 2001.

        10.8*            Non-Qualified   Supplemental   Retirement  Plan;
                         incorporated by  reference  from  the Registrant's 1999
                         Annual Report on Form 10-K.

        13               2000 Annual Report to Shareholders; filed herewith.
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

        23               Consent of Independent Auditors; filed herewith.

    *  Identifies a management contract or compensatory plan or arrangement as required by Item 14(a)(3) of Form 10-K.

           (b)    Reports on Form 8-K

                  None

ASTRONICS CORPORATION

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The consolidated financial statements, together with the report thereon of Ernst & Young LLP dated January 19, 2001, appearing on pages 6 to 17 of the accompanying 2000 Annual Report to Shareholders are incorporated by reference in this Annual Report on Form 10-K.

Financial schedules for the years 2000, 1999, and 1998:

            Valuation and Qualifying Accounts (set forth below)

SCHEDULE II

ASTRONICS CORPORATION

Valuation and Qualifying Accounts

(in thousands)
                                    Balance at the     Charged to
                                     Beginning of      Costs and    Write-offs/   Balance at
Year         Description                Period          Expense     Recoveries  End of Period
----         ------------           --------------     ---------    ----------  --------------

2000  Allowance for Doubtful Accounts    $178          $  54         $  (50)        $182
1999  Allowance for Doubtful Accounts    $238          $ (55)        $   (5)        $178
1998  Allowance for Doubtful Accounts    $227          $  74         $  (63)        $238

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange A ct of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 2001.

Astronics Corporation

/s/Kevin T. Keane Kevin T. Kean,President and Chief Executive Officer	/s/C. Anthony Rider C. Anthony Rider, Vice President-Finance and Treasurer, Principal Financial and Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                          Title                        Date
---------                          -----                        ----

/s/ Robert T. Brady                Director                     March 19, 2001
Robert T. Brady

/s/ John B. Drenning               Director                     March 19, 2001
John B. Drenning

/s/ Peter J. Gundermann            Director                     March 19, 2001
Peter J. Gundermann

/s/ Daniel G. Keane                Director                     March 19, 2001
Daniel G. Keane

/s/ Kevin T. Keane                 Director                     March 19, 2001
Kevin T. Keane

/s/ Robert J. McKenna              Director                     March 19, 2001
Robert J. McKenna

ASTRONICS CORPORATION

INDEX TO EXHIBITS
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
                          Registrant's December 31, 1988 Annual Report on
                          Form 10-K.

             (b)          By-Laws, as amended;  incorporated by reference to the
                          Registrant's  December 31, 1996 Annual Report on
                          Form 10-K.

          10.1*           Restated  Thrift and  Profit Sharing  Retirement Plan;
                          incorporated  by  reference  to the Registrant's
                          December 31, 1994 Annual Report on Form 10-KSB.

          10.2*           Incentive Stock Option Plan; incorporated by reference
                          to the Registrant's  definitive proxy statement dated
                          March 26, 1982.

          10.3*           Director Stock Option Plan;  incorporated by reference
                          to the  Registrant's  definitive proxy statement dated
                          March 16, 1984.

          10.4*           1992 Incentive Stock Option Plan;  incorporated by
                          reference to the  Registrant's  definitive proxy
                          statement dated March 30, 1992.

          10.5*           1993 Director Stock Option Plan;  incorporated  by
                          reference to the  Registrant's  definitive proxy
                          statement dated March 19, 1993.

          10.6*           1997 Director Stock Option Plan;  incorporated  by
                          reference to the  Registrant's  definitive proxy
                          statement dated March 14, 1997.

          10.7*           2001 Incentive Stock Option Plan;  incorporated by
                          reference to the  Registrant's  definitive proxy
                          statement dated March 19, 2001.

          10.8*           Non-Qualified  Supplemental  Retirement Plan;
                          incorporated by reference from the Registrant's  1999
                          Annual Report on Form 10-K.

          13              2000 Annual Report to Shareholders; filed herewith.
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

          23              Consent of Independent Auditors; filed herewith.

    *  Identifies a management contract or compensatory plan or arrangement as required by Item 14(a)(3) of Form 10-K.