Form 10-Q
period 2001-03-31
ASTRONICS CORP
filed 2001-05-07
CIK 8063

SECURITIES AND EXCHANGE COMMISSION

Washington, DC

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2001

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 0-7087

ASTRONICS CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

New York	16-0959303
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1801 Elmwood Avenue, Buffalo, New York	14207
(Address of Principal Executive Office)	(Zip Code)

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

As of March 31, 2001, 5,381,477 shares of $.01 par value common stock and 1,022,647 shares of $.01 par value Class B common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

ASTRONICS CORPORATION
Consolidated Balance Sheet
March 31, 2001
With Comparative Figures for December 31, 2000

                                                                   (Dollars in Thousands)
                                                               March 31, 2001   December 31,
                                                                (Unaudited)       2000
                                                                -----------       ----
Current Assets:
         Cash                                                   $  1,773        $    45
         Accounts receivable                                      11,141         12,837
         Inventories                                              11,277         10,521
         Prepaid expenses                                            561            512
                                                                  ------         ------
                           Total current assets                   24,752         23,915

Property, Plant and Equipment, at cost                            57,735         57,447
         Less accumulated depreciation
                  and amortization                                22,215         21,231
                                                                  ------         ------
                           Net property, plant and equipment      35,520         36,216

Unexpended Industrial Revenue Bond Proceeds                        1,101          1,701

Other Assets                                                       5,088          5,188
                                                                  ------         ------
                                                                $ 66,461        $67,020
                                                                  ======         ======
Current Liabilities:
         Current maturities of long-term debt                   $    936        $ 1,276
         Accounts payable                                          5,669          5,583
         Accrued expenses                                          1,845          2,908
         Income taxes                                                486            427
                                                                  ------         ------
                           Total current liabilities               8,936         10,194

Long-term debt                                                    17,105         17,746
Other Liabilities                                                  4,981          4,890

Shareholders' Equity:
         Common stock, $.01 par value
                  Authorized 10,000,000 shares, issued
                  5,670,938 in 2001, 5,434,403 in 2000                57             54
         Class B common stock, $.01 par value
                  Authorized 5,000,000 shares, issued
                  1,051,446 in 2001, 1,190,753 in 2000                10             12
         Additional paid-in capital                                3,150          3,100
         Accumulated other comprehensive income (loss)                (1)             7
         Retained earnings                                        33,015         31,809
                                                                  ------         ------
                                                                  36,231         34,982
         Less shares in Treasury, at cost                            792            792
                                                                  ------         ------
                           Total shareholders' equity             35,439         34,190

                                                                $ 66,461        $67,020
                                                                  ======         ======

See notes to financial statements.

ASTRONICS CORPORATION
Consolidated Statement of Income and Retained Earnings
Period Ended March 31, 2001
With Comparative Figures for 2000

                                                         (Dollars in Thousands)
                                                               (Unaudited)
                                                         2001              2000
                                                         ----              ----
Sales                                                    $20,356         $15,447
    Less: Freight charges                                    433             297
                                                          ------          ------
Net Sales                                                 19,923          15,150

Costs and Expenses:
    Cost of products sold                                 15,255          11,624
    Selling, general and administrative expenses           2,673           2,089
    Interest expenses, net of interest income
       of $46 in 2001 and $53 in 2000                        156              68

      Total costs and expenses                            18,084          13,781
                                                          ------          ------

Income before taxes                                        1,839           1,369

Provision for income taxes                                   633             361

Net Income                                                 1,206           1,008

Retained Earnings:

    January 1                                             31,809          25,727
                                                          ------          ------
    March 31                                             $33,015         $26,735
                                                          ======          ======

Earnings per share:

    Basic                                                $   .19         $   .16
                                                             ===             ===
    Diluted                                              $   .18         $   .15
                                                             ===             ===

See notes to financial statements.

ASTRONICS CORPORATION
Consolidated Statement of Cash Flows
Three Months Ended March 31, 2001
With Comparative Figures for 2000

                                                                      (Dollars in Thousands)
                                                                           (Unaudited)

                                                                         2001              2000
                                                                         ----              ----
Cash Flows from Operating Activities:
   Net income                                                        $  1,206          $  1,008
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation and amortization                                     1,106               959
      Other                                                                91               132
      Cash flows from changes in operating assets and liabilities, excluding effects of acquisitions:
          Accounts receivable                                           1,696              (829)
          Inventories                                                    (756)             (623)
          Prepaid expenses                                                (49)             (301)
          Accounts payable                                                 86            (1,550)
          Accrued expenses                                             (1,063)             (728)
          Income taxes                                                     59               238

   Net Cash provided by Operating Activities                         $  2,376          $ (1,694)
                                                                       ------            ------

Cash Flows from Investing Activities:
   Change in other assets                                                 (42)             (101)
   Capital expenditures                                                  (267)           (1,401)

   Net Cash provided (used) by Investing Activities                 $    (309)         $ (1,502)
                                                                         -----           ------

Cash Flows from Financing Activities:
   New long-term debt                                                     150             1,700
   Principal payments on long-term debt and capital
      lease obligations                                                (1,140)             (107)
   Unexpended industrial revenue bond proceeds                            600               891
   Proceeds from issuance of stock                                         51                19

   Net Cash provided by Financing Activities                        $    (339)         $  2,503
                                                                         ----             -----

Net increase (decrease) in Cash and Cash Equivalents                    1,728              (693)

Cash and Cash Equivalents at Beginning of Year                             45             1,153

Cash and Cash Equivalents at March 31                               $   1,773          $    460
                                                                        =====               ===

Disclosure of cash payments for:
   Interest                                                          $    245          $    123
   Income taxes                                                           588                86

See notes to financial statements.

ASTRONICS CORPORATION

Notes to Financial Statements
March 31, 2001

1)        The accompanying unaudited statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

        The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        For further information, refer to the financial statements and footnotes thereto included in the Company's 2000 annual report.

2)        Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

(in thousands)	March 31, 2001 (Unaudited)	December 31, 2000
Finished Goods	$ 2,557	$ 2,740
Work in Progress	2,498	1,564
Raw Material	6,222	6,217
	$11,277	$10,521

3)        The Company operates in two business segments: The Aerospace-Electronics segment concentrates on the design and manufacture of specialized lighting and control systems for aircraft. These systems typically encompass the electrical circuitry, lighting and control fixtures as well as the light elements. System components include power supplies, battery-based backup systems, dimmers, keyboards, control panels and specialized lighting fixtures. The systems are typically used in aircraft cockpits (avionics systems), cabins (escape path systems), and exteriors (position lighting systems). Customers include well-known aircraft manufacturers, operators and avionics companies. The Aerospace-Electronics segment also manufactures electroluminescent lamps used primarily to backlight liquid crystal displays in a wide array of consumer electronics applications, including watches, pagers, cell phones and personal digital assistants.

        Astronics Printing-Packaging segment is the dominant North American manufacturer of stock folding cartons for small to medium size confectionary store operators. Custom folding cartons are also manufactured for a wide range of industrial and consumer products companies. This segment also custom prints invitations, napkins and accessories for all social and business events. Printed office products include business cards, post cards and presentation folders. The Company is a dominant provider of custom folding boxes in chosen markets.

(in thousands)	Three Months Ended March 31, 2001		Three Months Ended April 1, 2000
	Aerospace and Electronics	Printing and Packaging	Aerospace and Electronics	Printing and Packaging
Net sales to external customers	$12,964	$6,959	$ 9,426	$5,724
Income before taxes	1,311	484	734	735
	March 31, 2001		December 31, 2000
Segment assets	$36,996	$25,642	$38,653	$26,455

A reconciliation of combined income before taxes for the three-month period is as follows:

(in thousands)	Three Months Ended
	March 31, 2001	April 1, 2000
Income before taxes from segments	$ 1,795	$ 1,469
Corporate expenses, net	44	(100)
Income before taxes	$ 1,839	$ 1,369

Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations

The following table sets forth as a percent of net sales certain items reflected in the financial data and the percentage increase (decrease) of such items as compared to the prior period.

                                          Percent of Net Sales
                                      Three months ended March 31,
                                      ----------------------------

                                        2001                2000
                                        ----                ----

Net Sales:
   Aerospace and Electronics            65.1%                62.2%
   Printing and Packaging               34.9                 37.8
                                       -----                -----
                                       100.0%               100.0%

Cost of products sold                   76.6                 76.7
Selling, general and
   administrative expenses              13.4                 13.8
Interest expenses, net                    .8                   .5
                                       -----                -----
                                        90.8%                91.0%

Income before provision
   for income taxes                      9.2%                 9.0%

Provision for taxes                      3.2                  2.4
                                       -----                -----
Net Income                               6.0%                 6.6%
                                       =====                =====
NET SALES	Net sales set a new record for the First Quarter and 2001. Net sales increased for the Quarter by 31.5% in 2001 compared to the First Quarter 2000.
Net sales in the Aerospace and Electronics segment increased 38% for the First Quarter 2001, compared to the First Quarter 2000. This increase resulted mainly from the F-16 program, which began shipments in the Third Quarter of 1999. F-16 sales for the First Quarter 2001 were $5,100,000 compared to $3,400,000 for the First Quarter 2000. In May 2000, we acquired our Montreal operation which added $960,000 in sales for the First Quarter 2001.
Sales in the Printing and Packaging segment increased 21.6% for the First Quarter of 2001. New e-commerce based initiatives for short run commercial printing accounted for 60% of the increase in 2001. The balance came from our custom product line as this segment continues to expand its market share through focus on customer service with on-time deliveries, high quality products and short turnaround times.
BACKLOG	The Companys backlog at March 31, 2001 was $46,200,000. The backlog is composed of $44,100,000 in the Aerospace and Electronics segment and $2,100,000 in the Printing and Packaging segment. Approximately $29,000,000 of the Aerospace and Electronics backlog is scheduled to ship over the balance of 2001. Virtually all of the Printing and Packaging backlog will ship in the next 90 days.
EXPENSES	Cost of products sold remained stable at 76.6% of sales in 2001 compared to 76.7% of sales in 2000.
Gross profit margins in our Aerospace and Electronics segment improved to 23.7% in the First Quarter 2001 from 19.7% in the First Quarter 2000 as a result of production efficiencies in the F-16 program. In the Printing and Packaging segment margins slipped to 23% in the First Quarter 2001 from 29.3% in the First Quarter of 2000 in part due to product mix. In addition, training costs were incurred for new employees as this segment expanded its capability to meet anticipated demand for short-run commercial printing.
Selling, general and administrative expenses decreased slightly as a percentage of sales: 13.4% in 2001 and 13.8% in 2000. The majority of these costs are for employee services, marketing expenses and operating supplies.
Earnings before interest and taxes for the First Quarter of 2001 were $1,995,000, or 10.0% of sales, compared to $1,437,000, or 9.5% of sales, in 2000.
INTEREST	Net interest expense continued to be less than 1% of sales: 0.8% of sales for the 2001 and 0.5% of sales for the 2000 First Quarters, respectively.
INCOME BEFORE TAXES	Income before taxes for the 2001 First Quarter was 9.2% of sales compared to 2000's 9.0% of sales.
TAXES	The Company's tax provision as a percent of sales increased in 2001 as a percent of sales compared to 2000. The 2000's First Quarter's effective tax rate was reduced by favorable adjustments from estimated provisions.
NET INCOME	Net income for the First Quarter of 2001 established a new record for the Quarter: $1,206,000, or $.18 per diluted share. This breaks the record set in 2000 of $1,008,000, or $.15 per diluted share.
LIQUIDITY	Cash provided by operating activities was $2,376,000 during the First Quarter of 2001, which is roughly equal to net income plus depreciation and amortization. On a net basis there was little change in working capital components from year end levels.
The Company's capital expenditures were down by $1,098,000 from 2000 levels, reflecting the timing of facilities acquisitions. Financing activities in 2001 reflect scheduled debt repayments and reduction in the usage of the Company's revolving line of credit for operating and investment needs.
The Company has a $12,000,000 revolving line of credit, of which it had utilized $3,400,000 at March 31, 2001, compared to $4,133,000 at December 31, 2000. The Company believes that cash balances at March 31, 2001, cash flow from operations and availability on the revolving line of credit are adequate to meet the Company's operational and investment plans for 2001.
COMMITMENTS	At March 31, 2001, the Company had outstanding commitments for capital investments of approximately $3,500,000. The Company has commitments for items that it purchases in the normal on-going affairs of the business. The Company is not aware of any obligations in excess of normal market conditions, nor of any long-term commitments that would have a material adverse affect on its financial condition.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

        None.

Item 2.   Changes in Securities and Use of Proceeds.

        None.

Item 3.   Defaults Upon Senior Securities.

        None.

Item 4.   Submission of Matters to a Vote of Securities Holders.

        At the annual meeting of shareholders held on April 26, 2001, the nominees to the Board of Directors were re-elected based on the following results:

Nominees	Votes For	Votes Withholding Authority
Robert T. Brady	13,337,013	725,762
John B. Drenning	13,294,303	768,472
Peter J. Gundermann	13,337,013	725,762
Daniel G. Keane	13,331,348	728,817
Kevin T. Keane	13,331,513	731,262
Robert J. McKenna	13,336,873	725,902

The selection of Ernst & Young LLP as the Registrant's auditors was approved by the following vote: 13,631,999 in favor; 16,346 against; and 406,886 abstentions.

The proposed 2001 Stock Option Plan was approved by the following vote: 10,137,777 in favor; 1,706,993 against; and 63,233 abstentions.

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

DATED: May 7, 2001	ASTRONICS CORPORATION
/s/ C. Anthony Rider (Signature) C. Anthony Rider Vice President-Finance and Treasurer (Principal Financial Officer)