Form 10-Q
period 2001-06-30
ASTRONICS CORP
filed 2001-08-13
CIK 8063

SECURITIES AND EXCHANGE COMMISSION

Washington, DC

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2001

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

As of June 30, 2001, total shares of $.01 par value common stock outstanding were 6,483,614 including 969,106 shares of Class B common stock.

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

ASTRONICS CORPORATION
Consolidated Balance Sheet
March 31, 2001
With Comparative Figures for December 31, 2000

                                                         (Dollars in Thousands)
                                                 June 30, 2001        December 31,
                                                  (Unaudited)             2000
                                                ---------------       ------------
Current Assets:
   Cash                                          $        2,236             $ 45
   Accounts receivable                                   13,071           12,837
   Inventories                                           11,330           10,521
   Prepaid expenses                                          83              512
                                                     ----------       ----------
      Total current assets                               26,720           23,915

Property, Plant and Equipment, at cost                   58,823           57,447
   Less accumulated depreciation
      and amortization                                   23,202           21,231
                                                     ----------       ----------
        Net property, plant and equipment                35,621           36,216

Unexpended Industrial Revenue Bond Proceeds                 633            1,701

Other Assets                                              5,202            5,188
                                                     ----------       ----------
                                                    $    68,176      $    67,020
                                                     ==========       ==========
Current Liabilities:
   Current maturities of long-term debt             $     1,164      $     1,276
   Accounts payable                                       5,484            5,583
   Accrued expenses                                       2,642            2,908
   Income taxes                                             244              427
                                                     ----------       ----------
        Total current liabilities                         9,534           10,194

Long-term debt                                           16,457           17,746
Other Liabilities                                         5,035            4,890

Shareholders' Equity:
   Common stock, $.01 par value
     Authorized 10,000,000 shares, issued
     5,803,968 in 2001, 5,434,403 in 2000                    58               54

   Class B common stock, $.01 par value
     Authorized 5,000,000 shares, issued
     997,905 in 2001, 1,190,753 in 2000                      10               12
   Additional paid-in capital                             3,307            3,100
   Accumulated other comprehensive income (loss)             73                7
   Retained earnings                                     34,494           31,809
                                                     ----------       ----------
                                                         37,942           34,982
   Less shares in Treasury, at cost                         792              792
                                                     ----------       ----------
     Total shareholders' equity                          37,150           34,190
                                                    $    68,176      $    67,020
                                                     ==========       ==========

See notes to financial statements.

ASTRONICS CORPORATION
Consolidated Statement of Income and Retained Earnings
Period Ended June 30, 2001
With Comparative Figures for 2000

                                                           (Dollars in Thousands)
                                                                (Unaudited)
                                                      SIX MONTHS          THREE MONTHS
                                                 --------------------  ------------------
                                                   2001       2000      2001       2000
                                                   ----       ----      ----       ----
Sales                                            $42,940    $31,806   $22,584    $16,359
  Less: Freight Charges                            1,073        555       640        258
                                                  ------        ---       ---        ---
Net Sales                                         41,867     31,251    21,944     16,101

Costs and Expenses:
  Cost of products sold                           32,013     23,665    16,758     12,041
  Selling, general and administrative expenses     5,290      4,260     2,617      2,171
  Interest expenses, net of interest income
    of $94 in 2001 and $91 in 2000                   327        249       171        181

    Total costs and expenses                      37,630     28,174    19,546     14,393
                                                  ------     ------    ------     ------
Income before taxes                                4,237      3,077     2,398      1,708

Provision for income taxes                         1,552        951       919        590

Net Income                                         2,685      2,126     1,479      1,118
                                                                        =====      =====
Retained Earnings:
  January 1                                       31,809     25,727
                                                  ------     ------
  June 30                                         34,494     27,853
                                                  ======     ======
Earnings per share:

  Basic                                          $   .42    $   .34   $   .23    $   .18
                                                     ===        ===       ===        ===
  Diluted                                        $   .40    $   .32   $   .22    $   .17
                                                     ===        ===       ===        ===

See notes to financial statements.

ASTRONICS CORPORATION
Consolidated Statement of Cash Flows
Six Months Ended June 30, 2001
With Comparative Figures for 2000

                                                            (Dollars in Thousands)
                                                                  (Unaudited)
                                                              2001          2000
                                                              ----          ----
Cash Flows from Operating Activities:
  Net income                                                $ 2,685      $ 2,126
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                             2,171        1,962
    Other                                                       108          218
    Cash flows from changes in operating assets and
      liabilities, excluding effects of acquisitions:
       Accounts receivable                                     (234)      (1,213)
       Inventories                                             (809)        (951)
       Prepaid expenses                                         429         (106)
       Accounts payable                                         (99)      (2,344)
       Accrued expenses                                        (449)        (693)

  Net Cash provided by Operating Activities                 $ 3,802      $(1,001)
                                                            -------      --------
Cash Flows from Investing Activities:
  Change in other assets                                       (128)        (593)
  Capital expenditures                                       (1,355)      (2,704)
  Net payment for businesses acquired                          --         (3,616)

  Net Cash provided (used) by Investing Activities          $(1,483)     $(6,913)
                                                            --------     --------
Cash Flows from Financing Activities:
  New long-term debt                                            150        6,200
  Principal payments on long-term debt and capital
    lease obligations                                        (1,555)        (252)
  Unexpended industrial revenue bond proceeds                 1,068        1,415
  Proceeds from issuance of stock                               209           19

  Net Cash provided by Financing Activities                 $  (128)     $ 7,382
                                                            --------     -------
Net increase (decrease) in Cash and Cash Equivalents          2,191         (532)

Cash and Cash Equivalents at Beginning of Year                   45        1,153

Cash and Cash Equivalents at June 30                        $ 2,236      $   621
                                                            =======      =======
Disclosure of cash payments for:
         Interest                                               447          313
         Income taxes                                         1,255          905

See notes to financial statements.

ASTRONICS CORPORATION

Notes to Financial Statements

June 30, 2001

1)	The accompanying unaudited statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company’s 2000 annual report.

2)	Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

(in thousands)	June 30, 2001 (Unaudited)	December 31, 2000
Finished Goods	$ 2,445	$ 2,740
Work in Progress	2,436	1,564
Raw Material	6,449	6,217
	$11,330	$10,521

3)	The Company operates in two business segments: The Aerospace-Electronics segment concentrates on the design and manufacture of specialized lighting and control systems for aircraft. These systems typically encompass the electrical circuitry, lighting and control fixtures as well as the light elements. System components include power supplies, battery-based backup systems, dimmers, keyboards, control panels and specialized lighting fixtures. The systems are typically used in aircraft cockpits (avionics systems), cabins (escape path systems), and exteriors (position lighting systems). Customers include well-known aircraft manufacturers, operators and avionics companies. The Aerospace-Electronics segment also manufactures electroluminescent lamps used primarily to backlight liquid crystal displays in a wide array of consumer electronics applications, including watches, pagers, cell phones and personal digital assistants.

Astronics’ Printing-Packaging segment is a leading North American manufacturer of stock folding cartons for small to medium size confectionary store operators. Custom folding cartons are also manufactured for a wide range of industrial and consumer products companies. This segment also custom prints invitations, napkins and accessories for all social and business events. Printed office products include business cards, post cards and presentation folders. The Company is a dominant provider of custom folding boxes in chosen markets.

(in thousands)                                 Three Months                  Three Months
                                            Ended June 30, 2001           Ended July 1, 2000
                                        -------------------------      ------------------------
                                        Aerospace-      Printing-      Aerospace-     Printing-
                                        Electronics     Packaging      Electronics    Packaging
                                        -----------     ---------      -----------    ---------
Net sales to external customers           $15,060        $ 6,884         $10,536       $ 5,567
Income before taxes                         2,095            293           1,203           481

(in thousands)                                 Six Months                    Six Months
                                           Ended June 30, 2001           Ended July 1, 2000
                                        -------------------------      ------------------------
                                        Aerospace-      Printing-      Aerospace-     Printing-
                                        Electronics     Packaging      Electronics    Packaging
                                        -----------     ---------      -----------    ---------
Net sales to external customers           $28,024        $13,843         $19,962       $11,289
Income before taxes                         3,406            777           1,937         1,213

                                               June 30, 2001             December 31, 2000
                                        ----------------------------   ------------------------
Segment assets                            $37,213        $26,329         $38,653       $26,455
A reconciliation of combined income before taxes for the six-month period is as follows:

(in thousands)
                                                         Six Months Ended
                                           June 30, 2001          July 1, 2000
                                           -------------          ------------
Income before taxes from segments             $4,183                $  3,150
Corporate income (expenses), net                  54                     (73)
                                             -------                --------
  Income before taxes                         $4,237                $  3,077
                                              ======                ========
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth income statement data as a percent of net sales.

                                Percent of Net Sales          Percent of Net Sales
                              Six Months Ended June 30    Three Months Ended June 30
                              ------------------------    --------------------------

                                2001           2000         2001            2000
                                ----           ----         ----            ----
Net Sales:
  Aerospace and Electronics     66.9%         63.9%         68.6%           65.4%
  Printing and Packaging        33.1          36.1          31.4            34.6
                               -----         -----         -----           -----
                               100.0%        100.0%        100.0%          100.0%

Cost of products sold           76.5          75.8          76.4            74.8
Selling, general and
  administrative expenses       12.6          13.6          11.9            13.5
Interest expenses, net            .8            .8            .8             1.1
                               -----         -----         -----           -----
                                89.9%         90.2%         89.1%           89.4%
Income before provision
  for income taxes              10.1%          9.8%         10.9%           10.6%

Provision for taxes              3.7           3.0           4.2             3.7

Net Income                       6.4%          6.8%          6.7%            6.9%
                               =====         =====         =====           =====
NET SALES	Net sales reached a new level for the Second Quarter and the first half of 2001. Net sales increased for the Quarter by 36% to $21,944,000 in 2001 compared to the Second Quarter 2000 in which net sales were $16,101,000. For the first half 2001, net sales were nearly $42,000,000, up $10,600,000, a 34% increase over the first half of 2000.

Aerospace-Electronics continues to lead the way posting $15,060,000 net sales for the 2001 Second Quarter, an increase of $4,524,000 from the 2000 Second Quarter, or 43%. For the first half of 2001, Aerospace-Electronics net sales increased $8,062,000 to $28,024,000. The increase in Aerospace-Electronics sales resulted in part from the F-16 program, which is in full production. In the first half of 2001, we shipped $11,600,000 in F-16 kits, including $6,500,000 in the Second Quarter. A year ago, we shipped $7,300,000 in the first half, with $3,900,000 of that occurring in the Second Quarter. The acquisition of our Montreal operation occurred in mid May of last year, thus only a month and a half of sales, or $385,000, from this operation was included in last year's Second Quarter as well as for the year-to-date sales. For 2001, Montreal posted sales of $1,913,000, with $954,000 of that for the Second Quarter. That leaves $2,234,000 of the net sales increase for the year-to-date comparisons contributed by other Aerospace-Electronics product lines - an 18% increase for these products.

Sales for the Printing-Packaging business increased $1,317,000, or 23.6%, for the quarter-over-quarter comparison of $6,884,000 compared to $5,567,000 in 2000. This accelerated the pace slightly from the First Quarter and brought the year-over-year increase to $2,554,000, or 22.6%.

EXPENSES AND MARGINS	Gross profit for the Second Quarter increased $1,126,000 to $5,186,000, a 27.7% increase. For the year-to-date comparison, the gross profit increased $2,268,000 to $9,854,000, a 29.9% increase. This increase was due to the increase in sales offset somewhat by a slight decrease in the gross profit margin. Gross profit margins decreased 1.6% for the Quarter and .7% for the year-to-date as a result of cost increases such as energy, freight cost, employee health care, and material cost that are very difficult to pass through to customers in the current economic environment. We have also made some expenditures for new programs and customer acquisitions that are a little heavier in the first half than we are anticipating in the second half.

Selling, general and administrative costs increased $446,000 to $2,617,000 for the 2001 Second Quarter, 20.5% over the 2000 Second Quarter. For the year-to-date comparison, selling, general and administrative costs increased $1,030,000 to $5,290,000, a 24.2% increase. These rates of increase are less than the rate of sales growth, thereby offsetting the lower gross margins so that the earnings before interest and taxes (EBIT), as a percent of sales, remained at 11.7% for the quarter-to-quarter comparison and improved somewhat for the year-to-date. The quarter-over-quarter increase in EBIT was $680,000 to $2,569,000, a 36.0% increase. For the year to date comparisons, EBIT increased $1,238,000 to $4,564,000, a 37.2% increase. The EBIT margin for the first half of 2001 was 10.9%, a slight improvement over the first half of 2000's EBIT margin of 10.6%. This means our EBIT margin improved in sequential quarters.

INTEREST	Interest expense continues to be modest, about three-quarters of one percent of sales for the Quarter and also for the year-to-date.

TAXES	The Company's effective tax rate for the 2001 Second Quarter and the first half was 38.3% and 36.6%, respectively. This compares to the effective rates in the Second Quarter and first half of 2000 of 34.5% and 33.7%, respectively. The 2000 periods were favorably affected by adjustments to estimated tax provisions.

LIQUIDITY	Cash provided by operating activities was $3,802,000 during the first half of 2001 as a result of net income plus depreciation and amortization offset by an increase in working capital components from year end levels to support the growth in sales.

The Company's capital expenditures of $1,355,000 were down by $1,349,000 from 2000 levels, reflecting the timing of facilities acquisitions. Financing activities in 2001 reflect scheduled debt repayments and reduction in the usage of the Company's revolving line of credit for operating and investment needs.

The Company has a $12,000,000 revolving line of credit, of which it had utilized $3,400,000 at June 30, 2001, compared to $4,133,000 at December 31, 2000. The Company believes that cash balances at June 30, 2001, cash flow from operations and availability on the revolving line of credit are adequate to meet the Company's operational and capital expenditure requirements for 2001.

Borrowings under the revolving line of credit are unsecured and bear interest at LIBOR plus 60 basis points. The line is available through June 30, 2004 at which time amounts outstanding may be converted into a four-year term loan. The revolving line of credit, among other requirements, imposes certain financial performance covenants with which the Company maintains compliance.

BACKLOG	The Companys backlog at June 30, 2001 was $42,000,000. The backlog is composed of $40,000,000 in the Aerospace-Electronics segment and $2,000,000 in the Printing-Packaging segment. Approximately $21,000,000 of the Aerospace-Electronics backlog is scheduled to ship over the balance of 2001. Virtually all of the Printing-Packaging backlog will ship in the next 90 days.

COMMITMENTS	At June 30, 2001, the Company had outstanding commitments for capital investments of approximately $3,500,000. The Company has commitments for items that it purchases in the normal on-going affairs of the business. The Company is not aware of any obligations in excess of normal market conditions, nor of any long-term commitments that would have a material adverse affect on its financial condition.

MARKET RISK	The Company's foreign operations do not result in significant currency risks because nearly all of the Company's consolidated net sales are denominated in U.S. dollars and net assets held in, or measured in, currencies other than the U.S. dollar are insignificant.

Risks due to fluctuation in interest rates is a function of the Company's floating rate debt obligations which total approximately $17,500,000 at June 30, 2001. To offset this exposure, the Company entered into an interest rate swap on its New York Industrial Revenue Bond through 2005 which effectively fixes the interest rate at 4.09% on this $6,900,000 obligation. As a result, a change of 1% in interest rates would impact annual net income by less than $100,000.

NEW ACCOUNTING PRONOUNCEMENTS	In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the First Quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $170,000 ($.03 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

Item 3.	Quantitive and Qualitative Disclosures About Market Risk

See Market Risk in Item 2, above.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 2.	Changes in Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Submission of Matters to a Vote of Securities Holders.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits and Reports on Form 8-K.
Exhibit 11. Computation of Per Share Earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August ___, 2001	ASTRONICS CORPORATION
(Signature) C. Anthony Rider Vice President-Finance and Treasurer (Principal Financial Officer)