Form 10-Q
period 2001-09-30
ASTRONICS CORP
filed 2001-11-13
CIK 8063

SECURITIES AND EXCHANGE COMMISSION

Washington, DC

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2001

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________________________ to _________________________

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

As of September 29, 2001, total shares of $.01 par value common stock outstanding were 5,487,095 including 2,576,242 shares of Class B common stock. Such shares have been adjusted to reflect the 25% stock distribution declared on November 5, 2001.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

ASTRONICS CORPORATION
Consolidated Balance Sheet
September 29, 2001
With Comparative Figures for December 31, 2000

                                                     (Dollars in Thousands)
                                            September 29, 2001      December 31,
                                                (Unaudited)             2000
                                            ------------------      ------------
Current Assets:
   Cash                                        $    4,810          $      45
   Accounts receivable                             12,499             12,837
   Inventories                                     11,727             10,521
   Prepaid expenses                                   287                512
                                               ----------          ---------
       Total current assets                        29,323             23,915

Property, Plant and Equipment, at cost             59,158             57,447
   Less accumulated depreciation
     and amortization                              24,169             21,231
                                               ----------          ---------
       Net property, plant and equipment           34,989             36,216

Unexpended Industrial Revenue Bond Proceeds           640              1,701

Other Assets                                        4,856              5,188
                                               ----------          ---------
                                               $   69,808          $  67,020
                                               ==========          =========
Current Liabilities:
   Current maturities of long-term debt        $    1,160          $   1,276
   Accounts payable                                 5,463              5,583
   Accrued expenses                                 3,378              3,335
                                               ----------          ---------
       Total current liabilities                   10,001             10,194

Long-term debt                                     16,335             17,746
Other Liabilities                                   5,179              4,890

Shareholders' Equity:
   Common stock, $.01 par value
     Authorized 10,000,000 shares, issued
      5,811,836 in 2001, 5,434,403 in 2000             58                 54
   Class B common stock, $.01 par value
     Authorized 5,000,000 shares, issued
      2,693,461 in 2001, 2,847,042 in 2000             10                 12
   Additional paid-in capital                       3,296              3,100
   Accumulated other comprehensive income (loss)      (76)                 7
   Retained earnings                               36,184             31,809
                                               ----------          ---------
                                                   39,472             34,982
   Less treasury shares, at cost; 441,925 in
      2001 and 397,825 in 2000                      1,179                792
                                               ----------          ---------
                                                   38,293             34,190
                                               ----------          ---------
     Total shareholders' equity                $   69,808          $  67,020
                                               ==========          =========

See notes to financial statements.

ASTRONICS CORPORATION

Consolidated Statement of Income and Retained Earnings
Period Ended September 29, 2001
With Comparative Figures for 2000

                                                                    (Dollars in Thousands)
                                                                         (Unaudited)
                                                       NINE MONTHS                    THREE MONTHS
                                                     ---------------                --------------
                                                   2001            2000            2001           2000
                                                   ----            ----            ----           ----
Sales                                         $  64,441       $  49,499       $  21,500      $  17,694
   Less: Freight Charges                          1,738             840             664            286
                                              ---------       ---------       ---------      ---------

Net Sales                                        62,703          48,659          20,836         17,408

Costs and Expenses:
   Cost of products sold                         47,252          36,383          15,239         12,718
   Selling, general and administrative expenses   8,194           6,636           2,904          2,376
   Interest expenses, net of interest income
     of $ 159 in 2001 and $ 127 in 2000             435             428             108            179
                                              ---------       ---------       ---------      ---------
     Total costs and expenses                    55,881          43,447          18,251         15,273
                                              ---------       ---------       ---------      ---------

Income before taxes                               6,822           5,212           2,585          2,135

Provision for income taxes                        2,447           1,646             895            695
                                              ---------       ---------       ---------      ---------
Net Income                                        4,375           3,566           1,690          1,440
                                                                              =========      =========

Retained Earnings:
   January 1                                     31,809          25,727
                                              ---------       ---------
   September 29                               $  36,184       $  29,293
                                              =========       =========

Earnings per share:
   Basic                                      $     .54       $     .46       $     .21      $     .19
                                              =========       =========       =========      =========
   Diluted                                    $     .52       $     .43       $     .20      $     .18
                                              =========       =========       =========      =========

See notes to financial statements.

ASTRONICS CORPORATION

Consolidated Statement of Cash Flows
Nine Months Ended September 29, 2001
With Comparative Figures for 2000

                                                                          (Dollars in Thousands)
                                                                                (Unaudited)
                                                                           2001            2000
                                                                           ----            ----
Cash Flows from Operating Activities:
   Net income                                                          $  4,375       $  3,566
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization                                        3,235          3,012
     Other                                                                  337            363
     Cash flows from changes in operating assets and liabilities, excluding effects of acquisitions:
       Accounts receivable                                                  338         (2,147)
       Inventories                                                       (1,206)        (2,594)
       Prepaid expenses                                                     225            238
       Accounts payable                                                    (120)        (2,239)
       Accrued expenses                                                                   (365)
                                                                             43
                                                                       --------       --------
   Net Cash provided (used) by Operating Activities                    $  7,227       $   (166)
                                                                       --------       --------

Cash Flows from Investing Activities:
   Change in other assets                                                  (104)          (658)
   Capital expenditures                                                  (1,600)        (3,648)
   Net payment for businesses acquired                                       --         (3,616)

                                                                       --------       --------
   Net Cash provided (used) by Investing Activities                    $  1,794       $ (7,922)
                                                                       --------       --------

Cash Flows from Financing Activities:
   New long-term debt                                                       150          5,783
   Principal payments on long-term debt and capital
     lease obligations                                                   (1,690)          (354)
   Unexpended industrial revenue bond proceeds                            1,061          1,513
   Proceeds from issuance of stock                                          198             24
   Purchase of treasury stock                                              (387)             0
                                                                       --------       --------
   Net Cash provided (used) by Financing Activities                    $   (668)      $  6,966
                                                                       --------       --------
Net increase (decrease) in Cash and Cash Equivalents                      4,765         (1,122)

Cash and Cash Equivalents at Beginning of Year                               45          1,153
                                                                       --------       --------
Cash and Cash Equivalents at September 29                              $  4,810       $     31
                                                                       ========       ========
Disclosure of cash payments for:
   Interest                                                            $    631       $    547
   Income taxes                                                           2,298          1,588

See notes to financial statements.

ASTRONICS CORPORATION

Notes to Financial Statements

September 29, 2001

1)	The accompanying unaudited statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the nine-month period ended September 29, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company’s 2000 annual report.

(2)	Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

(in thousands)
	September 29, 2001 (Unaudited)	December 31, 2000
Finished Goods	$ 2,386	$ 2,740
Work in Progress	2,175	1,564
Raw Material	7,166	6,217
	$ 11,727	$ 10,521

3)	The Company operates in two business segments: The Aerospace-Electronics segment concentrates on the design and manufacture of specialized lighting and control systems for aircraft. These systems typically encompass the electrical circuitry, lighting and control fixtures as well as the light elements. System components include power supplies, battery-based backup systems, dimmers, keyboards, control panels and specialized lighting fixtures. The systems are typically used in aircraft cockpits (avionics systems), cabins (escape path systems), and exteriors (position lighting systems). Customers include the U.S. and other militaries, well-known aircraft manufacturers, operators and avionics companies.

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

(in thousands)                              Three Months Ended            Three Months Ended
                                            September 29, 2001            September 30, 2000
                                            ------------------            ------------------
                                        Aerospace-      Printing-      Aerospace-     Printing-
                                       Electronics     Packaging      Electronics    Packaging
                                       -----------     ---------      -----------    ---------

Net sales to external customers          $13,042         $7,794          $10,531      $  6,877
Income before taxes                        1,834            908              918         1,213

(in thousands)                              Nine Months Ended             Nine Months Ended
                                            September 29, 2001            September 30, 2000
                                            ------------------            ------------------
                                        Aerospace-      Printing-      Aerospace-     Printing-
                                       Electronics     Packaging      Electronics    Packaging
                                       -----------     ---------      -----------    ---------

Net sales to external customers          $41,066        $21,637          $30,493       $18,166
Income before taxes                        5,240          1,685            2,855         2,426

                                            September 29, 2001            December 31, 2000
                                            ------------------            -----------------
Segment assets                           $35,914        $27,028          $38,653       $26,455

        A reconciliation of combined income before taxes for the nine-month period is as follows:

(in thousands)
                                                      Nine Months Ended
                                        September 29, 2001       September 30, 2000
                                        ------------------       ------------------

Income before taxes from segments              $6,925                  $  5,281
Corporate income (expenses), net                 (103)                      (69)
                                              --------                 ---------
    Income before taxes                        $6,822                  $  5,212
                                              ========                 =========
4)	On November 5, 2001, Board of Directors of the Company declared a 25% stock distribution to shareholders of record on November 16, 2001 payable November 30, 2001. All share and per share data in the accompanying financial statements have been retroactively adjusted to reflect this distribution.

ASTRONICS CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth income statement data as a percent of net sales.

                                        Percent of Net Sales      Percent of Net Sales
                                         Nine Months Ended         Three Months Ended
                                            September 29               September 29
                                            ------------               ------------

                                          2001        2000           2001       2000
                                          ----        ----           ----       ----
Net Sales:
   Aerospace and Electronics             65.5%        62.7%          62.6%      60.5%
   Printing and Packaging                34.5         37.3           37.4       39.5
                                        ------       ------         ------     ------
                                        100.0%       100.0%         100.0%     100.0%

Cost of products sold                    75.3         74.8           73.2       73.1
Selling, general and
   administrative expenses               13.1         13.6           13.9       13.6
Interest expenses, net                     .7           .9             .5        1.0
                                        ------       ------         ------     ------
                                         89.1%        89.3%          87.6%      87.7%

Income before provision
   for income taxes                      10.9%        10.7%          12.4%      12.3%

Provision for taxes                       3.9          3.4            4.3        4.0
                                        ------       ------         ------     ------
Net Income                                7.0%         7.3%           8.1%       8.3%
                                        ======       ======         ======     ======
NET SALES	Net sales for the three months ended September 29, 2001 increased to $20.8 million from $17.4 million in the three months ended September 30, 2000, a 20% increase. For the nine months ended September 29, 2001, net sales increased to $62.7 million compared to $48.7 million for the nine months ended September 30, 2000, a 29% increase.

Net sales in our Aerospace-Electronics segment were $13.0 million for the three months ended September 29, 2001 compared to $10.5 million for the three months ended September 30, 2000, a 24% increase. For the nine months ended September 29, 2001, net sales in the Aerospace-Electronics segment were $41.1 million compared to $30.5 million for the nine months ended September 30, 2000, an increase of $10.6 million or 35%. Net sales under this segment’s F-16 night vision upgrade program with the US Air Force for the three months ended September 29, 2001 were $5.8 million compared to $3.5 million in the three months ended September 30, 2000. For the nine months ended September 29, 2001, F-16 sales were $17.4 million compared to $10.8 million for the nine months ended September 30, 2000. In mid May of last year this segment acquired an avionics keyboard manufacturer near Montreal, Quebec, Canada; thus, the nine months ended September 30, 2000 only include net sales from the date of acquisition, about half the period. Our Montreal operations’ net sales for the nine months ended September 29, 2001 were $3.0 million compared to $1.0 million included in the nine months ended September 30, 2000.

Net sales in our Printing-Packaging segment increased to $7.8 million for the three months ended September 29, 2001 compared to $6.9 million for the three months ended September 30, 2000, a 13% increase. For the nine months ended September 29, 2001, net sales in the Printing-Packaging segment were $21.6 million compared to $18.2 million for the nine months ended September 30, 2000, an increase of $3.4 million or 19%. Custom folding cartons and short run commercial printing contributed about equally to the net sales increase in this segment for both the three month and nine month period comparisons.

EXPENSES AND MARGINS	Cost of products sold as a percentage of net sales for the three months ended September 29, 2001 compared to the three months ended September 30, 2000 were virtually the same at 73.2% and 73.1%, respectively. Cost of products sold increased to 75.3% of net sales for the nine months ended September 29, 2001 compared to 74.8% of net sales for the nine months ended September 30, 2000, an increase of .5% of net sales. Reductions in our Aerospace-Electronics cost of products sold were offset by increases in Printing-Packaging. Aerospace-Electronics is realizing the payoff from the significant investments it has made in recent years in infrastructure, training and technology. Printing-Packaging’s product costs are being affected by the shift in product mix as we grow our custom folding carton and short run commercial printing product lines and, to a lesser extent, cost increases for energy and employee medical.

Selling, general and administrative costs as a percentage of net sales for the three months ended September 29, 2001 compared to the three months ended September 30, 2000 were similar at 13.9% and 13.6%, respectively. Selling, general and administrative costs decreased to 13.1% of net sales for the nine months ended September 29, 2001 compared to 13.6% of net sales for the nine months ended September 30, 2000, a decrease of .5% of net sales. We have been able to contain increases in these costs at or below the rate of sales growth in both segments.

Given these rather steady relationships between costs and net sales, our earnings before interest and taxes as a percentage of net sales (EBIT) is unchanged at 11.6% for the nine month period comparisons and down a slight .4% for the three month period comparison.

TAXES	The Company’s effective tax rate for the three months and the nine months ended September 29, 2001 was 34.6% and 35.9%, respectively. This compares to the effective rates for the three months and nine months ended September 30, 2000 of 32.6% and 31.6%, respectively. The 2000 periods were favorably affected by adjustments to estimated tax provisions.

NET INCOME AND EARNINGS PER SHARE	Net income and earnings per share for both the three month and nine month periods increased over the comparable prior year periods as a result of the increases in net sales described above. Average shares outstanding for purposes of the diluted earnings per share calculation for the nine month periods were up 1% which increased dilution by $.01 per share.

The Board of Directors declared a 25% stock distribution to shareholders of record on November 16, 2001. Per share amounts have been retroactively adjusted to reflect this distribution.

LIQUIDITY	Cash provided by operating activities was $7.2 million during the nine months ended September 29, 2001 as a result of net income plus depreciation and amortization offset by an increase in working capital components from year end levels to support the growth in sales.

The Company’s capital expenditures of $1.6 million for the nine months ended September 29, 2001 were down by $2 million from 2000 levels, reflecting the timing of facilities acquisitions. Financing activities in 2001 reflect scheduled debt repayments and reduction in the usage of the Company’s revolving line of credit for operating and investment needs offset by release of industrial revenue bond proceeds.

The Company has a $12,000,000 revolving line of credit, of which it had utilized $3.4 million at September 29, 2001, compared to $4.1 million at December 31, 2000. The Company believes that cash balances at September 29, 2001, cash flow from operations and availability on the revolving line of credit are adequate to meet the Company’s operational and capital expenditure requirements for 2002.

Borrowings under the revolving line of credit are unsecured and bear interest at LIBOR plus 60 basis points. The line is available through June 30, 2004 at which time amounts outstanding may be converted into a four-year term loan. The revolving line of credit, among other requirements, imposes certain financial performance covenants with which the Company maintains compliance.

BACKLOG	The Company’s backlog at September 29, 2001 was $38.4 million. The backlog is composed of $35.6 million in the Aerospace-Electronics segment and $2.8 million in the Printing-Packaging segment. Approximately $11.4 million of the Aerospace-Electronics backlog is scheduled to ship in the fourth quarter of 2001, as will virtually all of the Printing-Packaging backlog.

COMMITMENTS	At September 29, 2001, the Company had outstanding commitments for capital investments of $1.5 million. The Company has commitments for items that it purchases in the normal on-going affairs of the business. The Company is not aware of any obligations in excess of normal market conditions, nor of any long-term commitments that would have a material adverse affect on its financial condition.

MARKET RISK	The Company’s foreign operations do not result in significant currency risks because nearly all of the Company’s consolidated net sales are denominated in U.S. dollars and net assets held in, or measured in, currencies other than the U.S. dollar are insignificant.

Risks due to fluctuation in interest rates is a function of the Company’s floating rate debt obligations which total approximately $17,500,000 at September 29, 2001. To offset this exposure, the Company entered into an interest rate swap on its New York Industrial Revenue Bond through 2005 which effectively fixes the interest rate at 4.09% on this $6,900,000 obligation. As a result, a change of 1% in interest rates would impact annual net income by less than $100,000.

NEW ACCOUNTING PRONOUNCEMENTS	In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the First Quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $170,000 ($.02 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

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

DATED: November 12, 2001

ASTRONICS CORPORATION /s/ C. Anthony Rider (Signature) C. Anthony Rider Vice President-Finance and Treasurer (Principal Financial Officer)

EXHIBIT 11

COMPUTATION OF PER SHARE EARNINGS

                                           (in thousands, except for per share data)
                                                  Nine Months Ended September 29

                                                       2001                 2000
                                                       ----                 ----

Net income                                          $  4,375             $ 3,566
                                                    ========             =======

Basic earnings per share weighted average shares       8,040               7,819

Net effect of dilutive stock options                     319                 430
                                                    --------             -------

Diluted earnings per share weighted average shares     8,359               8,249
                                                    ========             =======

Basic earnings per share                            $    .54             $   .46
                                                    ========             =======

Diluted earnings per share                          $     52             $   .43
                                                    ========             =======