Form 10-Q/A
period 2001-09-30
ASTRONICS CORP
filed 2001-11-13
CIK 8063

SECURITIES AND EXCHANGE COMMISSION

Washington, DC

FORM 10-Q/A

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2001

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