Form 10-Q/A
period 2001-09-30
ASTRONICS CORP
filed 2001-11-21
CIK 8063

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

As of September 29, 2001, total shares of $.01 par value common stock outstanding were 5,487,095 and 2,576,242 shares of Class B common stock. Such shares have been adjusted to reflect the 25% stock distribution declared on November 5, 2001.

This amendment to the Form 10-Q for the quarter ended September 29, 2001 is filed to correct the number of shares outstanding on the cover page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 21, 2001

ASTRONICS CORPORATION /s/ C. Anthony Rider (Signature) C. Anthony Rider Vice President-Finance and Treasurer (Principal Financial Officer)