Form 10-K
period 2001-12-31
ASTRONICS CORP
filed 2002-03-27
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2001

Commission file number: 0-7087

               ASTRONICS CORPORATION
(Exact Name of Registrant as Specified in its Charter)

New York (State or other jurisdiction of incorporation or organization)	16-0959303 (I.R.S. Employer Identification No.)

1801 Elmwood Avenue
         Buffalo, New York 14207
(Address of principal executive office)

Registrant's telephone number including area code: (716) 447-9013

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

Yes	X	No	___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of March 8, 2002, 8,105,176 shares were outstanding, consisting of 5,852,812 shares of Common Stock $.01 Par Value and 2,252,364 shares of Class B Stock $.01 Par Value. The aggregate market value of the shares of Common Stock and Class B Stock of Astronics Corporation held by non-affiliates was approximately $65,859,247 (assuming conversion of all of the outstanding Class B Stock into Common Stock and assuming the affiliates of the Registrant to be its directors, executive officers and persons known to the Registrant to beneficially own more than 10% of the outstanding capital stock of the Corporation).

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Company's 2001 Annual Report to Shareholders are incorporated into Parts II and III of this Report. Portions of the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders dated March 25, 2002 are incorporated by reference into Part III of this Report.

PART I

Item 1.    BUSINESS

            "Operations in Different Industries" on page 18 of the Annual Shareholders' Report for the year ended December 31, 2001 is incorporated herein by reference.

General Development of Business

            The major factors affecting the development of the business in 2001 are discussed under the caption "Net Sales" on page 21 of the Annual Shareholders' Report for the year ended December 31, 2001, and is incorporated herein by reference.

Sources and Availability of Raw Materials

            "Quantitative and Qualitative Disclosures About Market Risks" on page 23 of the Annual Shareholders' Report for the year ended December 31, 2001 is incorporated herein by reference.

Seasonality

            The Printing-Packaging segment is somewhat seasonal. Typical annual business patterns see 55 - 58% of this segment's revenues realized in the second half of the year, with the fourth quarter generally being the strongest.

Practices as to Maintaining Working Capital

            "Liquidity" on page 22 of the Annual Shareholders' Report for the year ended December 31, 2001 is incorporated herein by reference.

Competitive Conditions

            Astronics experiences considerable competition in its segments, principally in the areas of product performance and price, from various competitors, many of which are substantially larger and have greater resources. Success in the Aerospace-Electronics segment depends upon product innovation, customer support, responsiveness, and cost management. Astronics continues to invest in developing the technologies and engineering support critical to competing in our Aerospace-Electronics markets. Success in Printing-Packaging is dependent upon competitive pricing, innovative and responsive customer support and short lead time delivery performance. Astronics has invested and will continue to invest in state-of-the-art process and systems technology.

Backlog

            "Backlog" on page 23 of the Annual Shareholders' Report for the year ended December 31, 2001 is incorporated herein by reference.

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

Research Activities

            The Company is engaged in a variety of research and development activities directed to the substantial improvement or new application of the Company's technologies. The extent of the Company's engagement in basic research, however, is not material.

Employees

            The Company employed approximately 700 employees as of December 31, 2001, including 432 in the Aerospace-Electronics segment, 263 in the Printing-Packaging segment and 5 at the corporate level, compared to 703 as of December 31, 2000, including 435 in the Aerospace-Electronics segment, 268 in the Printing-Packaging segment and 6 at the corporate level as of that date. The Company considers its relations with its employees to be good.

Item 2.    PROPERTIES

Corporate Headquarters

            The Company's corporate office occupies approximately 2,000 square feet at 1801 Elmwood Avenue, Buffalo, NY 14207, in a building which is shared with the Printing-Packaging segment.

Aerospace-Electronics

            The Company owns manufacturing and office facilities of approximately 70,000 square feet in the Buffalo, New York area and 80,000 square feet in Lebanon, New Hampshire. Montreal, Quebec, Canada operations are in leased facilities of approximately 15,000 square feet. The lease expires in 2006.

Printing-Packaging

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

PART II

Item 5.    MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            Information with respect to the market price of and dividends on the Company's Common Stock and related shareholder matters appears on the inside back cover and pages 20, 23 and 25 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2001, and is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA

            Selected Financial Data appears on page 20 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2001, and is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Management's discussion and analysis of financial condition, changes in financial condition and results of operations appears on pages 21 through 23 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2001, and is incorporated herein by reference.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Market risk disclosures appears on page 23 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2001, and is incorporated herein by reference.

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

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

            The information regarding directors is contained under the captions "Election of Directors" and "Record Date and Voting Securities" in the Company's definitive Proxy Statement dated March 25, 2002 and is incorporated herein by reference.

            Certain information regarding executive officers is contained under the captions "Executive Compensation" and "Record Date and Voting Securities" in the Company's definitive Proxy Statement dated March 25, 2002 and on the back inside cover of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2001, submitted herewith as an exhibit, which are both incorporated herein by reference.

            The executive officers of the Company, their ages, their positions and offices with the Company, and the date each assumed their office with the Company are as follows:

Name and Age of Executive Officer	Positions and Offices with Astronics	Year First Elected Officer
Kevin T. Keane Age 69	Chairman of the Board, President, Chief Executive Officer and Director of the Company	1970
Peter J. Gundermann Age 39	President, Luminescent Systems, Inc., an Astronics subsidiary	2001
Daniel G. Keane Age 36	President, MOD-PAC CORP, an Astronics subsidiary	2001
C. Anthony Rider Age 50	Vice President-Finance and Treasurer, and Chief Financial Officer of the Company.	2000

            Prior to joining the Company in July 2000, Mr. Rider was a partner in the firm of Ernst & Young LLP in the Buffalo, New York office. The principal occupation and employment for all other executives listed above for the past five years has been with the Company.

Item 11.    EXECUTIVE COMPENSATION

            The information contained under the caption "Executive Compensation" in the Company's definitive Proxy Statement dated March 25, 2002 is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The information contained under the caption "Record Date and Voting Securities" in the Company's definitive Proxy Statement dated March 25, 2002 is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement dated March 25, 2002 is incorporated herein by reference.

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

                        3.    Exhibits

Exhibit No.	Description
3(a)	Restated Certificate of Incorporation, as amended; incorporated by reference to exhibit 3(a) of the Registrant's December 31, 1988 Annual Report on Form 10-K.
(b)	By-Laws, as amended; incorporated by reference to exhibit 3(b) of the Registrant's December 31, 1996 Annual Report on Form 10-K.
10.1*	Restated Thrift and Profit Sharing Retirement Plan; incorporated by reference to exhibit 10.1 of the Registrant's December 31, 1994 Annual Report on Form 10-KSB.
10.2*	Incentive Stock Option Plan; incorporated by reference to the Registrant's definitive proxy statement dated March 26, 1982.
10.3*	Director Stock Option Plan; incorporated by reference to the Registrant's definitive proxy statement dated March 16, 1984.
10.4*	1992 Incentive Stock Option Plan; incorporated by reference to the Registrant's definitive proxy statement dated March 30, 1992.
10.5*	1993 Director Stock Option Plan; incorporated by reference to the Registrant's definitive proxy statement dated March 19, 1993.
10.6*	1997 Director Stock Option Plan; incorporated by reference to the Registrant's definitive proxy statement dated March 14, 1997.
10.7*	2001 Stock Option Plan; incorporated by reference to the Registrant's definitive proxy statement dated March 19, 2001.
10.8*	Non-Qualified Supplemental Retirement Plan; incorporated by reference from the Registrant's 1999 Annual Report on Form 10-K.
13

2001 Annual Report to Shareholders; filed herewith.
(Except for those portions which are expressly incorporated by reference in this Annual Report on Form 10-K, this exhibit is furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as part of this Annual Report on Form 10-K.)

21	Subsidiaries of the Registrant; filed herewith.
23	Consent of Independent Auditors; filed herewith.

*identifies a management contract or compensatory plan or arrangement as required by Item 14(a)(3) of Form 10-K.

(b)    Reports on Form 8-K

        None

<PAGE F-1>

ASTRONICS CORPORATION

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The consolidated financial statements, together with the report thereon of Ernst & Young LLP dated January 25, 2002, appearing on pages 8 to 19 of the accompanying 2001 Annual Report to Shareholders are incorporated by reference in this Annual Report on Form 10-K.

Financial schedules for the years 2001, 2000, and 1999:

Page
Valuation and Qualifying Accounts	F-2

F-1

<PAGE F-2>

SCHEDULE II

ASTRONICS CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Year	Description	Balance at the Beginning of Period	Charged to Costs and Expense	Write-offs/ Recoveries	Balance at End of Period

2001	Allowance for Doubtful Accounts	$182	$ 95	$ (29)	$ 248
2000	Allowance for Doubtful Accounts	$178	$ 54	$ (50)	$ 182
1999	Allowance for Doubtful Accounts	$238	$(55)	$ (5)	$ 178

F-2


SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2002.

Astronics Corporation

By: /s/ Kevin T. Keane Kevin T. Keane, President and Chief Executive Officer	By: /s/ C. Anthony Rider C. Anthony Rider, Vice-President-Finance and Treasurer, Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert T. Brady Robert T. Brady	Director	March 27, 2002
/s/ John B. Drenning John B. Drenning	Director	March 27, 2002
/s/ Peter J. Gundermann Peter J. Gundermann	Director	March 27, 2002
/s/ Daniel G. Keane Daniel G. Keane	Director	March 27, 2002
/s/ Kevin T. Keane Kevin T. Keane	Director	March 27, 2002
/s/ Robert J. McKenna Robert J. McKenna	Director	March 27, 2002

ASTRONICS CORPORATION

INDEX TO EXHIBITS

Exhibit No.	Description
3(a)	Restated Certificate of Incorporation, as amended; incorporated by reference to exhibit 3(a) of the Registrant's December 31, 1988 Annual Report on Form 10-K.
(b)	By-Laws, as amended; incorporated by reference to the Registrant's December 31, 1996 Annual Report on Form 10-K.
10.1*	Restated Thrift and Profit Sharing Retirement Plan; incorporated by reference to the Registrant's December 31, 1994 Annual Report on Form 10-KSB.
10.2*	Incentive Stock Option Plan; incorporated by reference to the Registrant's definitive proxy statement dated March 26, 1982.
10.3*	Director Stock Option Plan; incorporated by reference to the Registrant's definitive proxy statement dated March 16, 1984.
10.4*	1992 Incentive Stock Option Plan; incorporated by reference to the Registrant's definitive proxy statement dated March 30, 1992.
10.5*	1993 Director Stock Option Plan; incorporated by reference to the Registrant's definitive proxy statement dated March 19, 1993.
10.6*	1997 Director Stock Option Plan; incorporated by reference to the Registrant's definitive proxy statement dated March 14, 1997.
10.7*	2001 Incentive Stock Option Plan; incorporated by reference to the Registrant's definitive proxy statement dated March 19, 2001.
10.8*	Non-Qualified Supplemental Retirement Plan; incorporated by reference from the Registrant's 1999 Annual Report on Form 10-K.
13

2001 Annual Report to Shareholders; filed herewith.
(Except for those portions which are expressly incorporated by reference to the Annual Report on Form 10-K, this exhibit is furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as part of this Annual Report on Form 10-K.)

21	Subsidiaries of the Registrant; filed herewith.
23	Consent of Independent Auditors; filed herewith.

*identifies a management contract or compensatory plan or arrangement as required by Item 14(a)(3) of Form 10-K.