Form 10-Q
period 2002-03-30
ASTRONICS CORP
filed 2002-05-07
CIK 8063

SECURITIES AND EXCHANGE COMMISSION
 Washington, DC
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

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

Yes  X  No

As of March 30, 2002, 8,118,668 shares of common stock were outstanding consisting of 5,869,216 shares of common stock ($.01 par value) and 2,249,452 shares of Class B common stock ($.01 par value).

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASTRONICS CORPORATION
Consolidated Balance Sheet
March 30, 2002
With Comparative Figures for December 31, 2001

	(Dollars in Thousands)
	March 30, 2002 (Unaudited)	December 31, 2001

Current Assets: Cash	$ 10,611	$ 9,176
Accounts receivable	12,424	11,828
Inventories	9,327	9,012
Prepaid expenses	691	564
Total current assets	33,053	30,580
Property, Plant and Equipment, at cost	59,720	59,082
Less accumulated depreciation and amortization	26,087	25,097
Net property, plant and equipment	33,633	33,985
Other Assets	6,718	6,482
	$ 73,404	$ 71,047
Current Liabilities: Current maturities of long-term debt	$ 1,142	$ 1,147
Accounts payable	5,342	4,244
Accrued expenses	3,033	3,543
Total current liabilities	9,517	8,934
Long-term debt	15,683	15,819
Other Liabilities	5,944	5,623
Common Shareholders' Equity: Common stock, $.01 par value Authorized 10,000,000 shares, issued 6,177,250 in 2002, 5,975,409 in 2001	62	60
Class B common stock, $.01 par value Authorized 5,000,000 shares, issued 2,361,292 in 2002 2,524,432 in 2001	24	25
Additional paid-in capital	3,741	3,433
Accumulated other comprehensive income	6	35
Retained earnings	39,634	38,278
	43,467	41,831
Less treasury shares, at cost; 419,874 in 2002 and 414,669 in 2001	1,207	1,160
Total shareholders' equity	42,260	40,671
	$ 73,404	$ 71,047

See notes to financial statements.

ASTRONICS CORPORATION
Consolidated Statement of Income and Retained Earnings
Period Ended March 30, 2002
With Comparative Figures for 2001

(Dollars in Thousands)
(Unaudited)
	2002	2001
Sales	$ 20,156	$ 20,356
Less: Freight charges	1,006	433

Net Sales	19,150	19,923
Costs and Expenses: Cost of products sold	14,101	15,255
Selling, general and administrative expenses	2,834	2,673
Interest expenses, net of interest income of $47 in 2002 and $46 in 2001	75	156
Total costs and expenses	17,010	18,084
Income before taxes	2,140	1,839
Provision for income taxes	784	633
Net Income	1,356	1,206
Retained Earnings: January 1	38,278	31,809
March 30	$ 39,634	$ 33,015
Earnings per share:
Basic	$ .17	$ .14
Diluted	$ .16	$ .14

See notes to financial statements.

ASTRONICS CORPORATION
Consolidated Statement of Cash Flows
Three Months Ended March 30, 2002
With Comparative Figures for 2001

	(Dollars in Thousands)
	(Unaudited)
	2002	2001
Cash Flows from Operating Activities:
Net income	$ 1,356	$ 1,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,088	1,106
Other	322	91
Cash flows from changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(596)	1,696
Inventories	(315)	(756)
Prepaid expenses	(126)	(49)
Accounts payable	1,098	86
Accrued expenses	(982)	(1,063)
Income taxes	753	59
Net Cash provided (used) by Operating Activities	2,598	2,376
Cash Flows from Investing Activities:
Change in other assets	(442)	(42)
Capital expenditures	(638)	(267)
Net Cash provided (used) by Investing Activities	(1,060)	(309)
Cash Flows from Financing Activities:
New long-term debt	--	150
Principal payments on long-term debt and capital lease obligations	(141)	(1,140)
Unexpended industrial revenue bond proceeds	87	600
Proceeds from issuance of stock	5	51
Purchase of treasury stock	(47)	--
Net Cash provided (used) by Financing Activities	(96)	(339)
Effect of exchange rate change on cash	(7)	--
Net increase (decrease) in Cash and Cash Equivalents	1,435	1,728
Cash and Cash Equivalents at Beginning of Year	9,176	45
Cash and Cash Equivalents at March 30	$ 10,611	$ 1,773
Cash payments for: Interest	$ 123	$ 245
Income taxes	80	588

See notes to financial statements.

ASTRONICS CORPORATION
Notes to Financial Statements
March 30, 2002

  The accompanying unaudited statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the three-month period ended March 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

  The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

  For further information, refer to the financial statements and footnotes thereto included in the Company's 2001 annual report.

  Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

(in thousands)
	March 31, 2002 (Unaudited)	December 31, 2001
Finished Goods	$1,984	$2,201
Work in Progress	1,707	1,244
Raw Material	5,636	5,567
	$9,327	$9,012

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

  Astronics' Printing-Packaging segment is a leading North American manufacturer of stock folding cartons for small to medium size confectionary store operators. Custom folding cartons are also manufactured for a wide range of industrial and consumer products companies. This segment also custom prints invitations, napkins and accessories for all social and business events. Printed office products include business cards, post cards and presentation folders.

(in thousands)	Three Months Ended March 30, 2002		Three Months Ended March 31, 2001
	Aerospace- Electronics	Printing- Packaging	Aerospace- Electronics	Printing- Packaging
Net sales to external customers	$ 11,587	$ 7,563	$ 12,964	$ 6,959
Income before taxes	$ 1,486	$ 749	$ 1,311	$ 484

	March 30, 2002		December 31, 2001
Segment assets	$ 34,098	$ 25,885	$ 34,041	$ 25,479

  A reconciliation of combined income before taxes for the three-month period is as follows:

(in thousands)	Three Months Ended
	March 30, 2002	March 31, 2001
Income before taxes from segments	$ 2,235	$ 1,795
Corporate income (expenses), net	(95)	44
Income before taxes	$ 2,140	$ 1,839

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

  ASTRONICS CORPORATION

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following table sets forth income statement data as a percent of net sales.

	Percent of Net Sales
	Three Months Ended March 30,
	2002	2001
Net Sales:
Aerospace and Electronics	60.5%	65.1%
Printing and Packaging	39.5	34.9

	100.0%	100.0%

Cost of products sold	73.6	76.6
Selling, general and administrative expenses	14.8	13.4
Interest expenses, net	.4	.8

	88.8%	90.8%
Income before provision for income taxes	11.2%	9.2%
Provision for taxes	4.1	3.2

Net Income	7.1%	6.0%

NET SALES	Net sales for the three months ended March 30, 2002 decreased to $19.2 million from $19.9 million in the three months ended April 1, 2001, a 4% decrease.

  Net sales in our Aerospace-Electronics segment were $11.6 million for the three months ended March 30, 2002 compared to $13.0 million for the three months ended April 1, 2001, an 11% decrease. This decrease in sales resulted from weak demand from air carriers and the electronics device market. Net sales under this segment's F-16 night vision upgrade program with the US Air Force for the three months ended March 30, 2002 were $5.0 million compared to $5.1 million in the three months ended April 1, 2001.

  Net sales in our Printing-Packaging segment increased to $7.6 million for the three months ended March 30, 2002 compared to $6.9 million for the three months ended April 1, 2001, a 10% increase. Short run commercial printing accounted for 75% of the net sales increase. The remainder of the increase came from the custom folding carton product line.

EXPENSES AND MARGINS

  Cost of products sold as a percentage of net sales for the three months ended March 30, 2002 compared to the three months ended April 1, 2001 was 3% lower. Both segments contributed to this reduction. In the case of Aerospace-Electronics, production efficiencies on the F-16 program and increased volume from our Montreal operation overcame the impact on margins from reduced volume in aircraft cabin lighting and lamps for electronic devices. The Printing-Packaging segment benefited from the additional volume and cost control.

  Selling, general and administrative costs for the three months ended March 30, 2002 compared to the three months ended April 1, 2001 increased 1.4% to 14.8%. The 2002 quarter includes $77,000 in severance accruals related to staffing adjustments made in March.

  As a result of the reduction in cost of products sold offset by the increase in selling, general and administrative cost, earnings before interest and taxes as a percentage of net sales (EBIT) was up 1.6% to 11.6% in 2002.

TAXES	The Company's effective tax rate for the first quarter of 2002 was 36.6% compared to 34.4%. The 2001 period was favorably affected by adjustments to estimated tax provisions.

NET INCOME AND EARNINGS PER SHARE

  Net income and earnings per share for the 2002 quarter increased over 2001's as a result of the increase in EBIT margin described above offset, in part, by the higher effective tax rate. Average shares outstanding for purposes of the diluted earnings per share calculation were virtually unchanged.

  The Board of Directors declared a 25% stock distribution to shareholders of record on November 16, 2001. Per share amounts have been retroactively adjusted to reflect this distribution.

LIQUIDITY	Cash provided by operating activities was $2.6 million during the three months ended March 30, 2002 mainly as a result of net income plus depreciation and amortization.

The Company's capital expenditures of $.6 million for the 2002 quarter were up by $.3 million from 2001 levels.

  The Company has a $12,000,000 revolving line of credit, of which it had utilized $3.2 million at March 30, 2002 and December 31, 2001. The line is available through June 30, 2004 at which time amounts outstanding may be converted into a four-year term loan. The revolving line of credit, among other requirements, imposes certain financial performance covenants with which the Company maintains compliance. The Company believes that cash balances at March 30, 2002, cash flow from operations and availability on the revolving line of credit are adequate to meet the Company's operational and capital expenditure requirements for 2002.

BACKLOG

  The Company's backlog at March 30, 2002 was $26.0 million. The backlog is composed of $24.6 million in the Aerospace-Electronics segment and $1.4 million in the Printing-Packaging segment. Approximately $19.6 million of the Aerospace-Electronics backlog and all of the Printing-Packaging backlog is scheduled to ship in 2002.

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

  Risks due to fluctuation in interest rates is a function of the Company's floating rate debt obligations which total approximately $16,500,000 at March 30, 2002. To offset this exposure, the Company entered into an interest rate swap on its New York Industrial Revenue Bond through 2005 which effectively fixes the interest rate at 4.09% on this $6,300,000 obligation. As a result, a change of 1% in interest rates would impact annual net income by less than $100,000.

NEW ACCOUNTING PRONOUNCEMENTS

  In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) is not amortized but is subject to annual impairment tests in accordance with the Statements.

  The Company adopted the new rules on accounting for goodwill and other intangible assets on January 1, 2002. Application of the nonamortization provisions of the Statement resulted in an increase in net income of $41,000 in the first quarter of 2002. The Company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and determined that no adjustment to the carrying value of such assets was required.

  Item 3. Quantitative and Qualitative Disclosures About Market Risk

  See Market Risk in Item 2, above.

  PART II - OTHER INFORMATION

  Item 1. Legal Proceedings.

  None.

  Item 2. Changes in Securities and Use of Proceeds.

  None.

  Item 3. Defaults Upon Senior Securities.

  None.

  Item 4. Submission of Matters to a Vote of Securities Holders.

  At the annual meeting of shareholders held on April 25, 2002, the nominees to the Board of Directors were re-elected based on the following results:

Nominees	Votes For	Votes Withholding Authority
Robert T. Brady	21,672,393	2,008,774
John B. Drenning	22,860,493	820,674
Peter J. Gundermann	21,672,431	2,008,736
Daniel G. Keane	21,658,956	2,022,211
Kevin T. Keane	21,658,994	2,022,173
Robert J. McKenna	22,958,571	722,596

  The selection of Ernst & Young LLP as the Registrant's auditors was approved by the following vote: 22,830,032 in favor; 188,887 against; and 662,248 abstentions.

  The proposal to increase the authorized Common Stock from 15,000,000 shares to 25,000,000 shares was approved by the following vote: 23,345,189 in favor; 275,979 against; and 59,999 abstentions.

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

ASTRONICS CORPORATION
DATED: May 7, 2002	/s/ C. Anthony Rider
(Signature)
C. Anthony Rider
Vice President-Finance and Treasurer
(Principal Financial Officer)

  EXHIBIT 11

  COMPUTATION OF PER SHARE EARNINGS

(in thousands, except for per share data)
Three Months Ended March 30,
	2002	2001
Net income	$ 1,356	$ 1,206
Basic earnings per share weighted average shares	8,109	7,954
Net effect of dilutive stock options	236	401
Diluted earnings per share weighted average shares	8,345	8,355
Basic earnings per share	$ .17	$ .14
Diluted earnings per share	$ .16	$ .14