Form 10-Q
period 2002-06-29
ASTRONICS CORP
filed 2002-08-06
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 29, 2002
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from__________ to__________

Commission File Number  0-7087

ASTRONICS CORPORATION
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0959303 (IRS Employer Identification Number)

1801 Elmwood Avenue, Buffalo, New York (Address of principal executive offices)	14207 (Zip code)

(716) 447-9013
(Registrant's telephone number, including area code)

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(g) of the Act:
$.01 par value Common Stock, $.01 par value Class B Stock
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No [ ]

As of June 29, 2002, 8,080,495 shares of common stock were outstanding consisting of 6,017,866 shares of common stock ($.01 par value) and 2,062,629 shares of Class B common stock ($.01 par value).

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements

ASTRONICS CORPORATION
Consolidated Balance Sheet
June 29, 2002
With Comparative Figures for December 31, 2001

	Dollars in Thousands
	June 29, 2002	December 31,
	(Unaudited)	2001

Current Assets:
Cash	$9,972	$9,176
Accounts Receivable	11,660	11,828
Inventories	9,664	9,012
Prepaid expenses	892	564

Total current assets	32,188	30,580

Property, Plant and Equipment, at cost	60,191	59,082
Less accumulated depreciation and amortization	27,100	25,097

Net property, plant and equipment	33,091	33,985

Other Assets	6,648	6,482

	$71,927	$71,047

Current Liabilities:
Current maturities of long-term debt	$1,029	$1,147
Accounts payable	5,124	4,244
Accrued expenses	2,791	3,543

Total current liabilities	8,944	8,934

Long-term debt	13,764	15,819
Other liabilities	6,093	5,623

Common Shareholders' Equity:
Common stock, $.01 par value
Authorized 20,000,000 shares, issued
6,367,267 in 2002, 5,975,409 in 2001	63	60
Class B common stock, $.01 par value
Authorized 5,000,000 shares, issued
2,174,469 in 2002, 2,524,432 in 2001	22	25
Additional paid-in capital	3,742	3,433
Accumulated other comprehensive income (loss)	(101)	35
Retained earnings	40,969	38,278

	44,695	41,831
Less treasury shares, at cost 461,241 in 2002
and 414,669 in 2001	1,569	1,160

Total shareholders' equity	43,126	40,671

	$71,927	$71,047

See notes to financial statements.

ASTRONICS CORPORATION

Consolidated Statement of Income and Retained Earnings
Period Ended June 29, 2002
With Comparative Figures for 2001

	(Dollars in Thousands)
	(Unaudited)
	SIX MONTHS		THREE MONTHS

	2002	2001	2002	2001

Sales	$40,358	$42,940	$20,202	$22,584
Less: Freight Charges	1,886	1,073	880	640

Net Sales	38,472	41,867	19,322	21,944

Costs and Expenses:
Cost of products sold	28,367	32,013	14,266	16,758
Selling, general and administrative expenses	5,651	5,290	2,817	2,617
Interest expenses, net of interest income of $119 in 2002 and $94 in 2001	131	327	56	171

Total costs and expenses	34,149	37,630	17,139	19,546

Income before taxes	4,323	4,237	2,183	2,398

Provision for income taxes	1,632	1,552	848	919

Net income	2,691	2,685	$1,335	$1,479

Retained Earnings:

January 1	38,278	31,809

June 29	$40,969	$34,494

Earnings per share:

Basic	$.33	$.33	$.16	$.19

Diluted	$.32	$.32	$.16	$.18

See notes to financial statements

ASTRONICS CORPORATION

Consolidated Statement of Cash Flows
Six Months Ended June 29, 2002
With Comparative Figures for 2001

	(Dollars in Thousands)
	(Unaudited)
	2002	2001

Cash Flows from Operating Activities:
Net income	$2,691	$2,685
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,124	2,171
Other	123	108
Cash flows from changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	168	(234)
Inventories	(652)	(809)
Prepaid expenses	(328)	429
Accounts payable	880	(99)
Accrued expenses	(448)	(449)

Net cash provided by Operating Activities	4,558	3,802

Cash Flows from Investing Activities:
Change in other assets	(188)	(128)
Capital expenditures	(1,108)	(1,355)

Net Cash provided (used) by Investing Activities	(1,296)	(1,483)

Cash Flows from Financing Activities
New long-term debt	--	150
Principal payments on long-term debt and capital lease
obligations	(2,173)	(1,555)
Unexpended industrial revenue bond proceeds	86	1,068
Proceeds from issuance of stock	5	209
Purchase of treasury stock	(409)	--

Net Cash provided (used) by Financing Activities	(2,491)	(128)

Effect of exchange rate change on cash	25	--

Net increase in Cash and Cash Equivalents	796	2,191

Cash and Cash Equivalents at Beginning of Year	9,176	45

Cash and Cash Equivalents at June 29	$9,972	$2,236

Cash payments for:
Interest	$252	$447
Income taxes	1,435	1,255

See notes to financial statements.

ASTRONICS CORPORATION

Notes to Financial Statements

June 29, 2002

1)

The accompanying unaudited statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the six-month period ended June 29, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company's 2001 annual report.

2)	Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

(in thousands)
	June 29, 2002 (Unaudited)	December 31, 2001

Finished Goods	$2,581	$2,201
Work in Progress	1,639	1,244
Raw Material	5,444	5,567

	$9,664	$9,012

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

ASTRONICS CORPORATION

Notes to Financial Statements (Continued)

June 29, 2002

Astronics' Printing-Packaging segment is a leading North American manufacturer of stock folding cartons for small to medium size confectionary store operators. Custom folding cartons are also manufactured for a wide range of industrial and consumer products companies. This segment also custom prints invitations, napkins and accessories for all social and business events. Commercial printing includes business cards, post cards and presentation folders.

(in thousands)	Three Months Ended		Three Months Ended
	June 29, 2002		June 30, 2001

	Aerospace-	Printing-	Aerospace-	Printing-
	Electronics	Packaging	Electronics	Packaging

Net sales to external customers	$12,101	$7,221	$15,060	$ 6,884
Income before taxes	1,840	478	2,095	293

	Six Months Ended		Six Months Ended
	June 29, 2002		June 30, 2001

	Aerospace-	Printing-	Aerospace-	Printing-
	Electronics	Packaging	Electronics	Packaging

Net sales to external customers	$23,688	$14,784	$28,024	$13,843
Income before taxes	3,326	1,227	3,406	777

	June 29, 2002		June 30, 2001

Segment assets	$33,984	$26,034	$37,213	$26,329

A reconciliation of combined income before taxes for the six-month period is as follows:

(in thousands)
		Six Months Ended
		June 29, 2002	June 30, 2001

Income before taxes from segments		$4,553	$4,183
Corporate income (expense), net		(230)	54

		$4,323	$4,237

4)

On November 5, 2001, Board of Directors of the Company declared a 25% stock distribution to shareholders of record on November 26, 2001 payable November 30, 2001. All share and per share data in the accompanying financial statements have been retroactively adjusted to reflect this distribution.

ASTRONICS CORPORATION
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following table sets forth income statement data as a percent of net sales:

	Percent of Net Sales		Percent of Net Sales
	Six Months Ended June 29		Three Months Ended June 29

	2002	2001	2002	2001

Net Sales:
Aerospace-Electronics	61.6%	66.9%	62.6%	68.6%
Printing-Packaging	38.4	33.1	37.4	31.4

	100.0%	100.0%	100.0%	100.0%

Cost of products sold	73.7	76.5	73.8	76.4
Selling, general and
administrative expenses	14.7	12.6	14.6	11.9
Interest expenses, net	.4	.8	.3	.8

	88.8%	89.9%	88.7	89.1%

Income before provision
for income taxes	11.2%	10.1%	11.3%	10.9%

Provision for taxes	4.2	3.7	4.4	4.2

Net Income	7.0%	6.4%	6.9%	6.7%

NET SALES	Net sales for the three months ended June 29, 2002 decreased to $19.3 million from $21.9 million in the three months ended June 30, 2001, a 12% decrease.

Net sales in our Aerospace-Electronics segment were $12.1 million for the three months ended June 29, 2002 compared to $15.1 million for the three months ended June 30, 2001, a 20% decrease. Over $2 million of this decrease came in product lines affected by the softness in commercial aviation and consumer electronics industries. Our military sales were down about $700,000 as we wind down the production phase of our F-16 program. F-16 shipments were $5.2 million in the second quarter of 2002 compared to $6.5 million in the second quarter of 2001, a $1.3 million decrease.

Net sales in our Printing-Packaging segment increased to $7.2 million for the three months ended June 29, 2002 compared to $6.9 million for the three months ended June 30, 2001, a 5% increase. Short run commercial printing accounted for this increase.

Net sales for the first half of 2002 were $38.5 million compared to $41.9 million, a decrease of $3.4 million or 8.1%.

In the first half of 2002 Aerospace-Electronics net sales were down 15.4% to $23.7 million, a decrease of $4.3 million from $28 million in 2001. Virtually all of this decrease occurred in product lines affected by the softness in commercial aviation and consumer electronics. Our military sales were about the same in the first half of 2002 compared to the first half of 2001, as lower shipments under our F-16 retrofit program were offset by increases in other military product sales. F-16 shipments were $10.3 million for the first half of 2002 compared to $11.7 million for the first half of 2001.

Printing-Packaging's net sales for the first half of 2002 were $14.8 million compared to $13.8 million in the first half of 2002, a 7.2% increase, nearly all of which came from short run commercial printing.

EXPENSES AND MARGINS

Cost of products sold as a percentage of net sales for the three months ended June 29, 2002 compared to the three months ended June 30, 2001 was 2.6% lower. For the first half of 2002 cost of products sold as a percentage of net sales was 2.8% lower than the first half of 2001. Both segments contributed to these reductions. In the case of Aerospace-Electronics, production efficiencies on the F-16 program and increased volume from our Montreal operation overcame the impact on margins from reduced volume. The Printing-Packaging segment benefited from the additional volume and cost control.

Selling, general and administrative costs, as a percentage of net sales, for the three months ended June 29, 2002 compared to the three months ended June 30, 2001 increased 2.1%, which equates to $361,000. The increased expenditures include outside engineering and employee training incurred in the Printing-Packaging segment and general corporate expenditures related to legal and consulting services.

Earnings before interest and taxes (EBIT) declined $330,000 for the second quarter of 2002 compared to second quarter 2001. The improved gross profit margins partially offset the impact of lower sales and the higher selling, general and administrative costs. EBIT for the year-to-date comparison is down $110,000. The improvement in gross profit margins was about the same as for the quarter; however, the sales decline and increased SG&A costs were not as severe on a relative basis.

Our net interest expense is down to $56,000 for the quarter and $131,000 for the year-to-date in 2002 compared to $171,000 for the quarter and $327,000 for the year-to-date in 2001. This is a result of lower net debt levels as well as lower interest rates.

TAXES

Income tax rates were slightly higher for the quarter and year-to-date in 2002 compared to 2001: 38.8% and 37.8%, respectively, compared to 38.3% and 36.6% in 2001, mostly due to higher Canadian taxes.

NET INCOME AND EARNINGS PER SHARE

Net income for the second quarter of 2002 was $1.3 million, down $144,000 or 9.7%, from the 2001 second quarter; earnings per share were $.16 compared to $.18. For the first half of 2002, our bottom line performance was virtually identical to last year's first half.

Average shares outstanding for purposes of the diluted earnings per share calculation were slightly lower in 2002 compared to 2001, but not enough to impact the calculation.

The Board of Directors declared a 25% stock distribution to shareholders of record on November 16, 2001. Per share amounts have been retroactively adjusted to reflect this distribution.

LIQUIDITY

Cash provided by operating activities was $4.6 million during the first half of 2002, mainly as a result of net income plus depreciation and amortization offset by a net increase in working capital components.

The Company's capital expenditures of $1.1 million for the first half of 2002 were down by $.2 million from the 2001 level. Capital expenditure commitments for the balance of 2002 are approximately $5.5 million.

The Company has a $12,000,000 revolving line of credit, of which it had utilized $1.6 million at June 29, 2002. The line is available through June 30, 2004 at which time amounts outstanding may be converted into a four-year term loan. The revolving line of credit, among other requirements, imposes certain financial performance covenants with which the Company maintains compliance. The Company believes that cash balances at June 29, 2002, cash flow from operations and availability on the revolving line of credit are adequate to meet the Company's operational and capital expenditure requirements for 2002.

BACKLOG

The Company's backlog at June 29, 2002 was $23.1 million. The backlog is composed of $21.5 million in the Aerospace-Electronics segment and $1.6 million in the Printing-Packaging segment. Approximately $14.0 million of the Aerospace-Electronics backlog and all of the Printing-Packaging backlog is scheduled to ship in 2002.

COMMITMENTS

The Company has commitments for items that it purchases in the normal on-going affairs of the business. The Company is not aware of any obligations in excess of normal market conditions, nor of any long-term commitments that would have a material adverse affect on its financial condition.

MARKET RISK

The Company's foreign operations do not result in significant currency risks because nearly all of the Company's consolidated net sales are denominated in U.S. dollars and net assets held in, or measured in, currencies other than the U.S. dollar are not material.

Risks due to fluctuation in interest rates is a function of the Company's floating rate debt obligations which total approximately $14,800,000 at June 29, 2002. To offset this exposure, the Company entered into an interest rate swap on its New York Industrial Revenue Bond through 2005 which effectively fixes the interest rate at 4.09% on this $6,300,000 obligation. As a result, a change of 1% in interest rates would impact annual net income by less than $100,000.

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

The Company adopted the new rules on accounting for goodwill and other intangible assets on January 1, 2002. Application of the nonamortization provisions of the Statement resulted in an increase in net income of $82,000 in the six month period ended June 29, 2002. The Company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and determined that no adjustment to the carrying value of such assets was required.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See Market Risk in Item 2, above.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.

None.

Item 2.	Changes in Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Securities Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K

Exhibit 11. Computation of Per Share Earnings

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRONICS CORPORATION

(Registrant)

Date: August 5, 2002	By: /s/ C. Anthony Rider

C. Anthony Rider Vice President-Finance and Treasurer (Principal Financial Officer)

EXHIBIT 11

COMPUTATION OF PER SHARE EARNINGS

	(in thousands, except for per share data)
	Six Months Ended June 29

	2002	2001

Net income	$2,691	$2,685

Basic earnings per share weighted average shares	8,112	8,013

Net effect of dilutive stock options	215	361

Diluted earnings per share weighted average shares	8,327	8,374

Basic earnings per share	$.33	$.33

Diluted earnings per share	$.32	$.32