Form 10-Q/A
period 2002-06-29
ASTRONICS CORP
filed 2002-08-19
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

ASTRONICS CORPORATION

(Registrant)

Dated: August 16, 2002	By: /s/ C. Anthony Rider

C. Anthony Rider Vice President-Finance and Treasurer (Principal Financial Officer)