Form 10-Q
period 2002-09-28
ASTRONICS CORP
filed 2002-11-08
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 28, 2002
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

As of September 28, 2002, 7,898,903 shares of common stock were outstanding consisting of 5,848,793 shares of common stock ($.01 par value) and 2,050,110 shares of Class B common stock ($.01 par value).

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements

ASTRONICS CORPORATION
Consolidated Balance Sheet
September 28, 2002
With Comparative Figures for December 31, 2001

	Dollars in Thousands
	September 28, 2002	December 31,
	(Unaudited)	2001

Current Assets:
Cash	$12,169	$9,175
Accounts Receivable	5,818	6,887
Inventories	6,566	6,510
Prepaid expenses	441	363
Net current assets of MOD-PAC CORP	10,709	9,783

Total current assets	35,703	32,718

Property, Plant and Equipment, at cost	23,986	23,378
Less accumulated depreciation and amortization	7,852	7,092

Net property, plant and equipment	16,134	16,286

Other Assets	5,697	6,077
Net long-term assets of MOD-PAC CORP	15,962	15,711

	$73,496	$70,792

Current Liabilities:
Current maturities of long-term debt	$873	$989
Accounts payable	10,046	7,307
Accrued expenses	2,541	2,776

Total current liabilities	13,460	11,072

Long-term debt	13,491	15,529
Other liabilities	3,795	3,520

Common Shareholders' Equity:
Common stock, $.01 par value
Authorized 20,000,000 shares, issued
6,402,458 in 2002, 5,975,409 in 2001	64	60
Class B common stock, $.01 par value
Authorized 5,000,000 shares, issued
2,161,950 in 2002, 2,524,432 in 2001	22	25
Additional paid-in capital	3,773	3,433
Accumulated other comprehensive income (loss)	(362)	35
Retained earnings	42,250	38,278

	45,747	41,831
Less treasury shares, at cost 665,505 in 2002
and 414,669 in 2001	2,997	1,160

Total shareholders' equity	42,750	40,671

	$73,496	$70,792

See notes to financial statements.

ASTRONICS CORPORATION

Consolidated Statement of Income and Retained Earnings
Period Ended September 28, 2002
With Comparative Figures for 2001

	(Dollars in Thousands)
	(Unaudited)
	NINE MONTHS		THREE MONTHS

	2002	2001	2002	2001

Sales	$34,787	$41,192	$11,024	$13,084
Less: Freight Charges	105	126	30	42

Net Sales	34,682	41,066	10,994	13,042

Costs and Expenses:
Cost of products sold	25,227	30,514	8,004	9,462
Selling, general and administrative expenses	4,877	5,000	1,632	1,800
Interest expenses, net of interest income of $172 in 2002 and $159 in 2001	187	415	63	103

Total costs and expenses	30,211	35,929	9,699	11,365

Income from continuing operations
Before taxes	4,391	5,137	1,295	1,677

Provision for income taxes	1,659	1,829	474	566

Income from continuing operations	2,732	3,308	821	1,111
Income from discontinued operations	1,240	1,067	460	579

Net income	$3,972	$4,375	$1,281	$1,690

Retained Earnings:

January 1	38,278	31,809

September 28	$42,250	$36,184

Earnings per share:

Basic Earnings per share:
Continuing operations	$.34	$.41	$.10	$.13
Discontinued operations	.15	.13	.06	.07

Net Income	$.49	$.54	$.16	$.20

Diluted Earnings per share:
Continuing operations	$.33	$.39	$.10	$.13
Discontinued operations	.15	.13	.06	.07

Net Income	$.48	$.52	$.16	$.20

See notes to financial statements.

ASTRONICS CORPORATION

Consolidated Statement of Cash Flows
Nine Months Ended September 28, 2002
With Comparative Figures for 2001

	(Dollars in Thousands)
	(Unaudited)
	2002	2001

Cash Flows from Operating Activities:
Income from continuing operations	$2,732	$3,308
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	964	1,103
Other	(33)	315
Cash flows from changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	1,068	1,967
Inventories	(55)	(1,243)
Prepaid expenses	(78)	365
Accounts payable	98	(375)
Accrued expenses	69	33

Net cash provided by Operating Activities	4,765	5,383

Cash Flows from Investing Activities:
Change in other assets	(90)	(53)
Capital expenditures	(609)	(676)

Net Cash used in Investing Activities	(699)	(729)

Cash Flows from Financing Activities
New long-term debt	--	150
Principal payments on long-term debt and capital lease
Obligations	(2,153)	(1,562)
Unexpended industrial revenue bond proceeds	84	1,061
Proceeds from issuance of stock	37	198
Purchase of treasury stock	(1,837)	(387)

Net Cash used in by Financing Activities	(3,869)	(540)

Effect of exchange rate change on cash	(43)	--

Cash provided by continuing operations	153	4,114
Cash provided by discontinued operations	2,842	651

Net increase in Cash and Cash Equivalents	2,995	4,765

Cash and Cash Equivalents at Beginning of Year	9,175	45

Cash and Cash Equivalents at September 28	$12,169	$4,810

Cash payments for:
Interest	$362	$631
Income taxes	2,068	2,298
See notes to financial statements.

ASTRONICS CORPORATION

Notes to Financial Statements

September 28, 2002

1)

The accompanying unaudited statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the nine-month period ended September 28, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company's 2001 annual report.

2)

On September 26, 2002 Astronics announced its plan to spin-off its wholly owned subsidiary MOD-PAC CORP in a tax free distribution to its shareholders. MOD-PAC CORP operates Astronics's printing and packaging business. The spin-off is expected to be completed around the end of the calendar year. As a result the operations of the printing and packaging business have been reported as discontinued operations in the financial statements of Astronics Corporation.

3)	Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

(in thousands)
	September 28, 2002 (Unaudited)	December 31, 2001

Finished Goods	$ 543	$ 713
Work in Progress	1,160	1,044
Raw Material	4,863	4,753

	$6,566	$6,510

4)

On November 5, 2001, Board of Directors of the Company declared a 25% stock distribution to shareholders of record on November 26, 2001 payable November 30, 2001. All share and per share data in the accompanying financial statements have been retroactively adjusted to reflect this distribution.

ASTRONICS CORPORATION
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following table sets forth income statement data as a percent of net sales:

	Percent of Net Sales		Percent of Net Sales
	Nine Months Ended September 28		Three Months Ended September 28

	2002	2001	2002	2001

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of products sold	72.7	74.3	72.8	72.6
Selling, general and
administrative expenses	14.1	12.2	14.8	13.8

	86.8%	86.5%	87.6%	86.4%

Operating Income	13.2%	13.5%	12.4%	13.6%

NET SALES

Net sales declined $2 million from $13 million in the third quarter of 2001 to $11 million in the third quarter of 2002. This decline is directly linked to the decline in F-16 sales which were down $2.1 million quarter-to-quarter, from $5.8 million in 2001 to $3.7 million for 2002. Sales of our other products showed a mixed performance.

Net sales on a year-to-date basis were down $6.4 million from $41.1 million in 2001 to $34.7 million in 2002. $3.4 million of this is related to the F-16 program and the rest of it is due to product lines that are affected by the depressed state of the commercial aviation and consumer electronics industries.

EXPENSES AND MARGINS

Cost of products sold as a percentage of net sales was up a slight one quarter of one percent in the quarter compared to the 2001 third quarter. On a year-to-date basis costs of products sold declined as a percentage of net sales compared to a year ago by 1.6%, so we have widened or maintained our margins in the face of declining sales -- a task that will become more difficult in the months ahead.

We achieved a slight reduction in selling, general and administrative costs of 9.3% on a quarter-to-quarter basis and 2.5% for the year-to-date comparisons. Our efforts to do more in this area will continue; however, the progress we achieve will be offset somewhat by the costs we will incur, over the next several months, in connection with the spin-off.

INCOME FROM CONTINUING OPERATION BEFORE TAXES

The decline in sales means we have less contribution towards our fixed costs so income before taxes is down 22.8% for the quarter from $1.7 million in 2001 to $1.3 million in 2002. On a year-to-date basis the higher gross profit margins softened the impact of the decline in sales somewhat so that pretax earnings were down 14.5% from $5.1 million in 2001 to $4.4 million in 2002.

TAXES

Our effective income tax rate is 2% and 3% higher, respectively, this year for the quarter and the year-to-date comparisons. This is because we have less New York state and federal tax credits to apply to our regular tax. Additionally, our Canadian taxes are at a slightly higher rate than US taxes. Our overall effective tax rate in 2002 is 37.9%.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations was down $300,000 for the quarter from $1.1 million in 2001 to $0.8 million in 2002, while on a year-to-date basis the decrease in net income was $600,000 from $3.3 million in 2001 to $2.7 million in 2002. These decreases were chiefly a result of the decline in sales discussed earlier.

EARNINGS PER SHARE FROM CONTINUING OPERATIONS

Earnings per share from continuing operations were $.10 for the third quarter of 2002, down $.03 from $.13 in 2001. The year-to-date comparison was $.34 for 2002 and $.41 for 2001, a decline of $.07. This was mainly attributable to the decrease in net earnings. Changes in the number of shares outstanding did not impact the calculation significantly.

INCOME FROM DISCONTINUED OPERATIONS

Income from the discontinued printing and packaging unit was down $0.1 million for the quarter-to-quarter comparison while up $0.2 million on a year-to-date basis. Sales for this business were down slightly in the quarter while on a year-to-date basis sales were up.

NET INCOME AND EARNINGS PER SHARE

Net income was down $0.4 million in the first nine months of 2002 to $4.0 million from $4.4 million in 2001. All of this is attributable to the decline in profits from continuing operations. Net income for the quarter-to-quarter comparison was also down $0.4 million from $1.7 million in 2001 to $1.3 million in 2002. About 75% of this decrease occurred in continuing operations and the balance from the discontinued operations.

LIQUIDITY

Cash provided by operating activities was $4.8 million during the first three quarters of 2002, as a result of net income plus depreciation and amortization and reductions in working capital components.

The Company's capital expenditures of $0.6 million for the first three quarters of 2002 were similar to 2001's level of $0.7 million. Capital expenditure commitments for the balance of 2002 for continuing operations are not significant. The Company's discontinued operations have capital expenditure commitments through the first quarter of 2003 of $10 million. The company expects to fund any cash requirements through the date of spin-off of these operations from cash on hand.

The Company has a $12,000,000 revolving line of credit, of which it had utilized $1.5 million at September 28, 2002. The line is available through June 30, 2004 at which time amounts outstanding may be converted into a four-year term loan. The revolving line of credit, among other requirements, imposes certain financial performance covenants with which the Company maintains compliance. The Company believes that cash balances at September 28, 2002, cash flow from operations and availability on the revolving line of credit are adequate to meet the Company's operational and capital expenditure requirements for 2002.

BACKLOG	The Company's backlog at September 28, 2002 was $17.8 million.

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

Risks due to fluctuation in interest rates are a function of the Company's floating rate debt obligations, which total approximately $12,800,000 at September 28, 2002. To offset this exposure, the Company entered into an interest rate swap on its New York Industrial Revenue Bond through 2005 that effectively fixes the interest rate at 4.09% on this $6,300,000 obligation. As a result, a change of 1% in interest rates would impact annual net income by less than $100,000.

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

The Company adopted the new rules on accounting for goodwill and other intangible assets on January 1, 2002. Application of the nonamortization provisions of the Statement resulted in an increase in net income of $120,000 in the s-month period ended September 28, 2002. The Company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and determined that no adjustment to the carrying value of such assets was required.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See Market Risk in Item 2, above.
Item 4.	Disclosure Controls

As of September 28, 2002 an evaluation was performed under the supervision and with the participation of the Company's management including the chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation the Company's management including the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective as of September 28, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 28, 2002.

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

ASTRONICS CORPORATION

(Registrant)

Date: November 7, 2002	By: /s/ C. Anthony Rider

C. Anthony Rider Vice President-Finance and Treasurer (Principal Financial Officer)

CERTIFICATION

I, Kevin T. Keane, Chairman and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Astronics Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

/s/ Kevin T. Keane

Kevin T. Keane
Chairman and Chief Executive Officer

CERTIFICATION

I, C. Anthony Rider, Chief Financial Officer, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Astronics Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

/s/ C. Anthony Rider

C. Anthony Rider
Chief Financial Officer