Form 10-K
period 2002-12-31
ASTRONICS CORP
filed 2003-03-27
CIK 8063

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10 - K

[X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2002

Commission file number: 0-7087

ASTRONICS CORPORATION
__________________________________________________________________________________________
(Exact Name of Registrant as Specified in its Charter)

                New York                                                                                                 16-0959303
__________________________________________________________________________________________
(State or other jurisdiction of incorporation                            (I.R.S. Employer Identification No.)
  or organization)

130 Commerce Way
East Aurora, N.Y. 14240-3408
__________________________________________________________________________________________
(Address of principal executive office)

Registrant's telephone number
including area code (716) 655-0800

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

$.01 par value Common Stock; $.01 par value Class B Stock
 (Title of Class)

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days Yes  X      No        ___

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

            Indicate by checkmark if the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes                                               No         _x__

            As of March 7, 2003, 7,751,178 shares were outstanding, consisting of 5,730,055 shares of Common Stock $.01 Par Value and 2,021,123 shares of Class B Stock $.01 Par Value. The aggregate market value, as of the last business day of the Company's most recently completed second fiscal quarter, of the shares of Common Stock and Class B Stock of Astronics Corporation held by non-affiliates was approximately $44,383,614 (assuming conversion of all of the outstanding Class B Stock into Common Stock and assuming the affiliates of the Registrant to be its directors, executive officers and persons known to the Registrant to beneficially own more than 10% of the outstanding capital stock of the Corporation.

 DOCUMENTS INCORPORATED BY REFERENCE.

            Portions of the Company's 2002 Annual Report to Shareholders are incorporated into Parts I, II and III of this Report. Portions of the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders dated March 24, 2003 are incorporated by reference into Part III of this Report.

PART I

Item 1.    BUSINESS

            Astronics is a leader in advanced complex lighting and electronic systems for the global aerospace industry. Astronics provides its products to major aircraft manufacturers, avionics companies and aircraft operators around the world. "Net Sales by Geographic region, Major Customer and Canadian Operations" on page 18 of the Annual Shareholders' Report for the year ended December 31, 2002 is incorporated herein by reference.

            The markets for the Company's products are described under the caption "Markets Served" on page 6 of the Annual Shareholders' Report for the year ended December 31, 2002, which is incorporated herein by reference.

General Development of Business
             The major factors affecting the development of the business in 2002 are described on page 2 of the Annual Shareholders' Report for the year ended December 31, 2002, which is incorporated herein by reference. In addition, the caption "Major Program Award" on page 6 of the Annual Shareholders' Report for the year ended December 31, 2002 is incorporated herein by reference.

Practices as to Maintaining Working Capital
             "Liquidity" on page 21 of the Annual Shareholders' Report for the year ended December 31, 2002 is incorporated herein by reference.

Competitive Conditions
             Astronics experiences considerable competition in the Aerospace market sectors we serve, principally with respect to product performance and price, from various competitors, many of which are substantially larger and have greater resources. Success in the Aerospace markets we serve depends upon product innovation, customer support, responsiveness, and cost management. Astronics continues to invest in developing the technologies and engineering support critical to competing in our Aerospace markets.

Backlog
             "Backlog" on page 22 of the Annual Shareholders' Report for the year ended December 31, 2002 is incorporated herein by reference.

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

Employees
             The Company's continuing operations employed approximately 412 employees as of December 31, 2002. The Company considers its relations with its employees to be good.

Available information
             The Company files its financial information and other materials required by the SEC electronically with the SEC. These materials can be accessed electronically via the Internet at www.SEC.GOV. Such materials and other information about the Company are available through the Company's website at www.astronics.com.

Item 2.    PROPERTIES

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

PART II

Item 5.   MARKET FOR THE COMPANY'S COMMON EQUITY
               AND RELATED STOCKHOLDER MATTERS

              Information with respect to the market price of and dividends on the Company's Common Stock and related shareholder matters appears on the inside back cover of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2002, and is incorporated herein by reference. The Company has not paid any cash dividends in the three year period ended December 31, 2002. It has no plans to pay dividends as it plans to retain all cash from operations as a source of capital to finance growth in the business. There are no restrictions, however on the Company's ability to pay dividends. There were approximately 834 registered shareholders for the Company's Common stock and 926 registered shareholders for the Class B stock, as of March 7, 2003.

Item 6.  SELECTED FINANCIAL DATA
            The data under the caption "Five Year Performance Highlights" on page 1 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2002 is incorporated herein by reference.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Management's discussion and analysis of financial condition, changes in financial condition and results of operations appears on pages 20 through 22 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2002, and is incorporated herein by reference.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Market risk disclosures appears on page 22 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2002, and is incorporated herein by reference.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The Financial Statements of Astronics Corporation which are incorporated by reference in this Annual Report on Form 10-K are described in the accompanying Index to Financial Statements at Item 15 of this Report.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE

                Not applicable.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
             The information regarding directors is contained under the captions "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement dated March 24, 2003 and is incorporated herein by reference.
            The executive officers of the Company, their ages, their positions and offices with the Company, and the date each assumed their office with the Company are as follows:

Name and Age Of Executive Officer	Positions and Offices with Astronics	Year First Elected Officer

Kevin T. Keane Age 70	Chairman of the Board and Director of the Company	1970

Peter J. Gundermann Age 40	President, Chief Executive Officer and Director of the Company	2001

David C. Burney Age 40	Vice President-Finance and Treasurer, and Chief Financial Officer of the Company	2003

The principal occupation and employment for all executives listed above for the past five years has been with the Company.

Item 11.    EXECUTIVE COMPENSATION

            The information contained under the caption "Executive Compensation" and "Summary Compensation Table" in the Company's definitive Proxy Statement dated March 24, 2003 is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN
                   BENEFICIAL OWNERS AND MANAGEMENT

            The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement dated March 24, 2003 is incorporated herein by reference.

Equity Compensation Plan Information

Employee Stock Option Plan

            The shareholders of Astronics Corporation approved the 2001Stock Option Plan. This employee stock option plan provides a stock-based incentive program primarily for our officers and managers. Under the plan, the compensation committee of our board of directors may grant options to officers and managers who are expected to contribute to our success. The aggregate number of shares of our Common Stock that may be issued under this plan cannot exceed 1,000,000 shares (subject to adjustment to reflect share distributions). In determining the size of stock option grants, our compensation committee focuses primarily on our performance and the role of our executives and managers in accomplishing performance objectives. Stock options granted under the plan generally become exercisable in equal installments over a five-year period and are granted with an exercise price equal to the fair market value of our Common Stock as of the date of the grant.

Directors Stock Option Plan

            The shareholders of Astronics approved the 1997 Director Stock Option Plan for non-salaried outside directors. The plan provides for grants of options to our outside directors to purchase up to an aggregate of 151,250 shares of our Common Stock (subject to adjustment to reflect share distributions). Outside directors will be eligible to receive options under this plan at the discretion of a committee appointed by our board of directors who are not eligible to participate in the plan. Under our plan, the option price will be not less than the fair market value of the shares optioned on the date of the grant. There will not be a limit on the number of options that a participant may be granted under our plan. Options will be exercisable beginning six months after the grant and for so long as the holder remains our director, but not longer than ten years from the date of the grant.

            The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31,2002, including the Non-Qualified Plan and the Incentive Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	392,703	$6.79	963,664
Equity compensation plans not approved by security holders	0	N/A	0
Total.......................	392,703	N/A	963,664

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement dated March 24, 2003 is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES

            As of a date within 90 days of the filing date of this report, based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) each of the chief executive officer and the chief financial officer of the Company has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms.

There were no significant changes in the Company's internal controls or in any other factors that could significantly affect those controls subsequent to the date of the most recent evaluation of the Company's internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
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
2.1

Separation and Distribution Agreement Dated December 7, 2002 by and between MOD-PAC CORP. and the Registrant; Incorporated by reference to exhibit 2.1 of MOD-PAC CORP.'s Form 10/A registration statement dated January 28, 2003

3(a)	Restated Certificate of Incorporation, as amended; incorporated by reference to exhibit 3(a) of the Registrant's December 31, 1988 Annual Report on Form 10-K.
(b)	By-Laws, as amended; incorporated by reference to exhibit 3(b) of the Registrant's December 31, 1996 Annual Report on Form 10-K.
4.1	Unsecured $8,000,000 Credit Agreement with HSBC Bank USA, dated February 20, 2003
10.1*	Restated Thrift and Profit Sharing Retirement Plan; incorporated by reference to exhibit 10.1 of the Registrant's December 31, 1994 Annual Report on Form 10-KSB.
10.2*	Incentive Stock Option Plan; incorporated by reference to the Registrant's definitive proxy statement dated March 26, 1982.
10.3*	Director Stock Option Plan; incorporated by reference to the Registrant's definitive proxy statement dated March 16, 1984.
10.4*	1992 Incentive Stock Option Plan; incorporated by reference to the Registrant's definitive proxy statement dated March 30, 1992.
10.5*	1993 Director Stock Option Plan; incorporated by reference to the Registrant's definitive proxy statement dated March 19, 1993.
10.6*	1997 Director Stock Option Plan; incorporated by reference to the Registrant's definitive proxy statement dated March 14, 1997.
10.7*	2001 Stock Option Plan; incorporated by reference to the Registrant's definitive proxy statement dated March 19, 2001.
10.8*	Non-Qualified Supplemental Retirement Plan; incorporated by reference from the Registrant's 1999 Annual Report on Form 10-K.
10.9

Interim Services Agreement Dated December 7, 2002 by and between MOD-PAC CORP. and the Registrant; Incorporated by reference to exhibit 10.2 of MOD-PAC CORP.'s Form 10/A registration statement dated January 28, 2003

10.10

Tax Sharing Agreement Dated December 7, 2002 by and between MOD-PAC CORP. and the Registrant; Incorporated by reference to exhibit 10.1 of MOD-PAC CORP.'s Form 10/A registration statement dated January 28, 2003

10.11

Employee Benefits Agreement Dated December 7, 2002 by and between MOD-PAC CORP. and the Registrant; Incorporated by reference to exhibit 10.3 of MOD-PAC CORP.'s Form 10/A registration statement dated January 28, 2003

13

2002 Annual Report to Shareholders; filed herewith.
(Except for those portions which are expressly incorporated by reference in this Annual Report on Form 10-K, this exhibit is furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as part of this Annual Report on Form 10-K.)

21	Subsidiaries of the Registrant; filed herewith.
23	Consent of Independent Auditors; filed herewith.
99.1	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906of the Sarbanes-Oxley Act of 2002; filed herewith

                *identifies a management contract or compensatory plan or arrangement as required by Item 15(a)(3) of Form 10-K.

(b)    Reports on Form 8-K

        None

ASTRONICS CORPORATION

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The consolidated financial statements, together with the report thereon of Ernst & Young LLP dated January 24, 2003, appearing on pages 7 to 19 of the accompanying 2002 Annual Report to Shareholders are incorporated by reference in this Annual Report on Form 10-K.

Financial schedules for the years 2002, 2001, and 2000:

                                                                                                                Page

Valuation and Qualifying Accounts                                                         F-2

F-1

SCHEDULE II

ASTRONICS CORPORATION

Valuation and Qualifying Accounts

(in thousands)
Year	Description	Balance at the Beginning of Period	Charged to Costs and Expense	Write-offs/ Recoveries	Balance at End of Period
2002	Allowance for Doubtful Accounts	$177	$ 246	$(26)	$397
2001	Allowance for Doubtful Accounts	$104	$43	$30	$177
2000	Allowance for Doubtful Accounts	$81	$12	$11	$104

F-2

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2003.

Astronics Corporation

By /s/ Peter J. Gundermann                                             By /s/ David C. Burney

Peter J. Gundermann, President                          David C. Burney, Vice President-Finance
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

Signature	Title	Date
/s/ Robert T. Brady	Director	March 27, 2002
Robert T. Brady

/s/ John B. Drenning	Director	March 27, 2002
John B. Drenning

/s/ Peter J. Gundermann	Director	March 27, 2002
Peter J. Gundermann

/s/ Kevin T. Keane	Director	March 27, 2002
Kevin T. Keane

/s/ Robert J. McKenna	Director	March 27, 2002
Robert J. McKenna

CERTIFICATION

I, Peter J. Gundermann, President and Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Astronics Corporation;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
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
6.	The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003
/s/ Peter J. Gundermann
Peter J. Gundermann President and Chief Executive Officer

CERTIFICATION

I, David C. Burney, Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Astronics Corporation;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
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
6.	The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003
/s/ David C. Burney
David C. Burney Chief Financial Officer

ASTRONICS CORPORATION

INDEX TO EXHIBITS
Exhibit No.	Description
2.1

Separation and Distribution Agreement Dated December 7, 2002 by and between MOD-PAC CORP. and the Registrant; Incorporated by reference to exhibit 2.1 of MOD-PAC CORP.'s Form 10/A registration statement dated January 28, 2003

3(a)	Restated Certificate of Incorporation, as amended; incorporated by reference to exhibit 3(a) of the Registrant's December 31, 1988 Annual Report on Form 10-K.
3(b) (b)	By-Laws, as amended; incorporated by reference to exhibit 3(b) of the Registrant's December 31, 1996 Annual Report on Form 10-K.
4.1	Unsecured $8,000,000 Credit Agreement with HSBC Bank USA, dated February 20, 2003
10.1*	Restated Thrift and Profit Sharing Retirement Plan; incorporated by reference to exhibit 10.1 of the Registrant's December 31, 1994 Annual Report on Form 10-KSB.
10.2*	Incentive Stock Option Plan; incorporated by reference to the Registrant's definitive proxy statement dated March 26, 1982.
10.3*	Director Stock Option Plan; incorporated by reference to the Registrant's definitive proxy statement dated March 16, 1984.
10.4*	1992 Incentive Stock Option Plan; incorporated by reference to the Registrant's definitive proxy statement dated March 30, 1992.
10.5*	1993 Director Stock Option Plan; incorporated by reference to the Registrant's definitive proxy statement dated March 19, 1993.
10.6*	1997 Director Stock Option Plan; incorporated by reference to the Registrant's definitive proxy statement dated March 14, 1997.
10.7*	2001 Stock Option Plan; incorporated by reference to the Registrant's definitive proxy statement dated March 19, 2001.
10.8*	Non-Qualified Supplemental Retirement Plan; incorporated by reference from the Registrant's 1999 Annual Report on Form 10-K.
10.9

Interim Services Agreement Dated December 7, 2002 by and between MOD-PAC CORP. and the Registrant; Incorporated by reference to exhibit 10.2 of MOD-PAC CORP.'s Form 10/A registration statement dated January 28, 2003

10.10

Tax Sharing Agreement Dated December 7, 2002 by and between MOD-PAC CORP. and the Registrant; Incorporated by reference to exhibit 10.1 of MOD-PAC CORP.'s Form 10/A registration statement dated January 28, 2003

10.11

Employee Benefits Agreement Dated December 7, 2002 by and between MOD-PAC CORP. and the Registrant; Incorporated by reference to exhibit 10.3 of MOD-PAC CORP.'s Form 10/A registration statement dated January 28, 2003

13

2002 Annual Report to Shareholders; filed herewith.
(Except for those portions which are expressly incorporated by reference in this Annual Report on Form 10-K, this exhibit is furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as part of this Annual Report on Form 10-K.)

21	Subsidiaries of the Registrant; filed herewith.
23	Consent of Independent Auditors; filed herewith.
99.1	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906of the Sarbanes-Oxley Act of 2002; filed herewith

*identifies a management contract or compensatory plan or arrangement as required by Item 15(a)(3) of Form 10-K.