Form 10-Q
period 2003-05-12
ASTRONICS CORP
filed 2003-05-12
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 29, 2003
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

Yes [X]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [ ]	No [X]

As of March 29, 2003, 7,739,987 shares of common stock were outstanding consisting of 5,722,579 shares of common stock ($.01 par value) and 2,017,408 shares of Class B common stock ($.01 par value).

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements

ASTRONICS CORPORATION
Consolidated Balance Sheet
March 29, 2003
With Comparative Figures for December 31, 2002

	Dollars in Thousands
	March 29, 2003	December 31,
	(Unaudited)	2002
Current Assets:
Cash	$10,528	$7,722
Accounts Receivable	5,584	4,745
Inventories	6,075	6,139
Prepaid Expenses	439	434
Due from MOD-PAC CORP	1,045	4,751
Total current assets	23,671	23,791

Property, Plant and Equipment, at cost	23,885	23,774
Less Accumulated Depreciation and Amortization	8,389	8,111
Net Property, Plant and Equipment	15,496	15,663

Deferred Income Taxes	1,317	1,255
Goodwill	2,242	2,135
Other Assets	3,530	3,763
Net Long-term Assets of Discontinued operations	-	20,742
	$46,256	$67,349

Current Liabilities:
Current Maturities of Long-term Debt	$881	$873
Net Current Liabilities of Discontinued Operations	242	1,034
Accounts Payable	2,803	1,939
Accrued Expenses	1,525	2,195
Total Current Liabilities	5,451	6,041

Long-term Debt	13,179	13,110
Supplemental Retirement Plan	5,013	4,823
Net Long-term liabilities of Discontinued Operations	461	-
Other Liabilities	427	436

Common Shareholders' Equity:
Common Stock, $.01 par value
Authorized 20,000,000 shares, issued
6,396,905 in 2003, 5,975,409 in 2002	64	64
Class B stock, $.01 par value
Authorized 5,000,000 shares, issued
2,123,220 in 2003, 2,524,432 in 2002	21	21
Additional Paid-in Capital	3,258	3,790
Accumulated Other Comprehensive Income (loss)	(301)	(545)
Retained Earnings	22,386	42,831
	25,428	46,161
Less Treasury Shares, at cost 780,138 in 2003
and 703,295 in 2002	3,703	3,222
Total Shareholders' Equity	21,725	42,939
	$46,256	$67,349

See notes to financial statements.

ASTRONICS CORPORATION

Consolidated Statement of Income
Three months Ended March 29, 2003
With Comparative Figures for 2002

	(Dollars in Thousands)
	(Unaudited)
	2003	2002

Net Sales	$8,686	$11,468
Costs and Expenses:
Cost of products sold	6,698	8,032
Selling, general and	1,475	1,492
administrative expenses
Interest expenses, net of
interest income of $20 in
2003 and $47 in 2002	73	72
Total costs and expenses	8,246	9,596

Income from continuing operations
before taxes	440	1,872

Provision for income taxes	163	685

Income from continuing operations	277	1,187
Income from discontinued operations	281	169
Net income	$558	$1,356

Retained Earnings:

January 1	$42,831	$38,278
Spin off of MOD-PAC CORP.	(21,003)	-

March 29	$22,386	$39,634

Earnings per share:

Basic Earnings per share:
Continuing operations	$0.03	$0.15
Discontinued operations	0.04	0.02
Net Income	$0.07	$0.17

Diluted Earnings per share:
Continuing operations	$0.03	$0.14
Discontinued operations	0.04	0.02
Net Income	$0.07	$0.16

See notes to financial statements.

ASTRONICS CORPORATION

Consolidated Statement of Cash Flows
Three Months Ended March 29, 2003
With Comparative Figures for 2002

	(Dollars in Thousands)
	(Unaudited)
	2003	2002
Cash Flows from Operating Activities:
Income from continuing operations	$277	$1,187
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	323	339
Other	(70)	26
Cash flows from changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(758)	(586)
Inventories	134	(160)
Prepaid expenses	(171)	(9)
Accounts payable	839	879
Income taxes	268	748
Accrued expenses	(526)	(399)

Net cash provided by Operating Activities	316	2,025

Cash Flows from Investing Activities:
Change in other assets	(33)	(272)
Capital expenditures	(48)	(93)

Net Cash (used in) Investing Activities	(81)	(365)

Cash Flows from Financing Activities
Principal payments on long-term debt and capital lease
Obligations	(17)	(100)
Due from MOD-PAC CORP	3,706	-
Unexpended industrial revenue bond proceeds	-	87
Proceeds from issuance of stock	24	5
Purchase of treasury stock	(1,088)	(47)

Net Cash provided by (used in) Financing Activities	2,625	(55)

Effect of exchange rate change on cash	7	(7)

Cash provided by continuing operations	2,867	1,598
Cash (used in) discontinued operations	(61)	(163)
Net increase in Cash and Cash Equivalents	2,806	1,435

Cash and Cash Equivalents at Beginning of Year	7,722	9,176
Cash and Cash Equivalents at March 29	$10,528	$10,611

Cash payments for:
Interest	$93	$123
Income taxes	212	80

See notes to financial statements.

ASTRONICS CORPORATION

Notes to Financial Statements

March 29, 2003

1)

Basis of Presentation

The accompanying unaudited statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the three-month period ended March 29, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in Astronics Corporation's (the "Company") 2002 annual report.

The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. The measurement prescribed by APB Opinion No. 25 does not recognize compensation expense if the exercise price of the stock option equals the market price of the underlying stock on the date of grant. Accordingly, no compensation expense related to stock options has been recorded in the financial statements.

For purposes of pro forma disclosures, the estimated fair value of the Company's stock options at the date of grant is amortized to expense over the options' vesting period. The Company's proforma information for the 2003 and 2002 first quarters are presented in the table below:
	2002	2003
(in thousands)

Net income as reported	$588	$1,356

Adjustments to record compensation
expense for stock option awards under the
fair value method of accounting.	(132)	(87)
Pro forma net income	$426	$1,269
Pro forma earnings per share	$0.05	$0.16
Pro forma diluted earnings per share	$0.05	$0.15

2)

Discontinued Operations

On September 26, 2002, the Company announced the spin-off of its wholly owned subsidiary MOD-PAC CORP., which operated the Printing and Packaging business segment. That spin-off was completed on March 14, 2003. As such the net assets and equity of MOD-PAC CORP. were removed from the balance sheet of the Company on March 14, 2003 resulting in a reduction of the Company's retained earnings and related net assets of $21.0 million. In December of 2002 the Company announced the discontinuance of the Electroluminescent Lamp Business Group, whose business has involved sales of microencapsulated electroluminescent lamps to customers in the consumer electronics industry. The operations of the printing and packaging business segment through the spin-off date of March 14, 2003 and the results of operations of the Electroluminescent Lamp Business Group have been reported as discontinued operations in the financial statements of the Company. The financial statements for 2002 have been restated to reflect the printing and packaging business segment and the electroluminescent business group as discontinued operations.

3)	Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

(in thousands)
	March 29, 2003	December 31, 2002
	(Unaudited)

Finished Goods	$726	$640
Work in Progress	1,108	1,011
Raw Material	4,241	4,488
	$6,075	$6,139

ASTRONICS CORPORATION
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

	Percent of Net Sales
	Three Months Ended March 29

	2003	2002

Net Sales	100.0%	100.0%

Cost of products sold	77.1	70.0
Selling, general and
administrative expenses	17.0	13.0
	94.1%	83.0%

Operating Income	5.9%	17.0%

NET SALES

Net sales declined $2.8 million from $11.5 million in the first quarter of 2002 to $8.7 million in the first quarter of 2003. This decline is directly linked to the scheduled ramp down and conclusion of the F-16 NVIS retro fit program with the U.S. Airforce. F-16 NVIS kit sales decreased from $3.6 million during the first quarter of 2002 to $ 523 thousand during the first quarter of 2003. Sales of our other products showed a mixed performance with a net increase of $270 thousand as compared to 2002 first quarter sales.

EXPENSES AND MARGINS

Cost of products sold as a percentage of net sales increased seven percentage points from 70.0% during the first quarter of 2002 to 77.1% during the first quarter of 2003. This increase as a percent of net sales is the result of the decreased sales as compared to the same period in 2002 not being off set by a proportionate reduction in fixed production costs. Overall manufacturing overhead was reduced by 11% as compared to the first quarter of 2002 primarily a result of work force reductions.

Selling, general and administrative costs increased as a percent of sales by 4.0% from 13.0% during the first quarter of 2002 to 17.0% in 2003. This was also a result of the decrease in sales not being offset by a proportionate decrease of selling, general and administrative expenses as a result of the fixed nature of these expenses.

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	The decline in sales discussed above means we have less contribution towards our overhead costs so income before taxes is down 76% for the quarter from $1.9 million in 2002 to $440 thousand in 2003 .

TAXES	Our effective income tax rate for the first quarter of 2003 was 37.0% compared with 36.6% for the first quarter of 2002.

EARNINGS PER SHARE FROM CONTINUING OPERATIONS

Diluted Earnings per share from continuing operations were $.03 for the first quarter of 2003, down $.10 from $.13 in 2002. This was mainly attributable to the decrease in net earnings. Changes in the number of shares outstanding did not impact the calculation significantly.

INCOME FROM DISCONTINUED OPERATIONS

Income from discontinued operations was up $112 thousand for the quarter-to-quarter comparison. Income from discontinued operations attributable to MOD-PAC totaled $477 thousand for the first quarter of 2002 and $366 thousand through the spin off date of March 14, 2003. Income from discontinued operations attributable to the Electroluminescent Lamp group were losses of $308 thousand and $85 thousand for the first quarters of 2002 and 2003 respectively. Most of the activity associated with the "EL" lamp group is expected to wind down through July of 2003. The net effect on cash flow and earnings is not expected to be significant during this period.

NET INCOME AND EARNINGS PER SHARE	Net income was down $798 thousand in the first three months of 2003 to $558 thousand from $1.356 million in 2002. This is attributable to the decline in income from continuing operations.

LIQUIDITY

Cash at March 29, 2003 was $10.5 million compared with $7.7 million at December 31, 2002.

Cash provided by operating activities during the first quarter of 2003 was $316 thousand, the result of net income, plus depreciation and amortization less net increases in working capital components. Cash provided by operating activities may fluctuate as a result of a number of factors including net income, shipment linearity, receivable collections and the timing of tax and other payments. Sales for the quarter as well as raw material purchases were weighted towards the last half of the quarter thus increasing our payables and receivables for the quarter. Also during the first quarter payments were made for various expenses accrued during the previous year such as profit sharing /401k plan contributions and bonuses.

The company received a one time cash dividend from MOD-PAC of $7 million, as a result of the spin off of MOD-PAC. The dividend was intended to offset a portion of the long-term debt and the supplemental retirement obligations that were incurred by the former combined company and retained by the Company.

The Company's capital expenditures of $0.05 million for the first quarter of 2003 were similar to 2002's level of $0.1 million. Capital expenditure commitments for the balance of 2003 for continuing operations are not significant. .

The Company has an $8,000,000 line of credit facility available. At March 29, 2003 the Company had not borrowed against the line of credit. The line is subject to annual review and is payable on demand. The line of credit, among other requirements, imposes certain financial performance covenants with which the Company maintains compliance. The Company believes that cash balances at March 29, 2003, cash flow from operations and availability on the line of credit are adequate to meet the Company's operational and capital expenditure requirements for 2003.

BACKLOG	The Company's backlog at March 29, 2003 was $18.8 million.

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

Risks due to fluctuation in interest rates are a function of the Company's floating rate debt obligations, which total approximately $13,900,000 at March 29, 2003. To offset this exposure, the Company entered into an interest rate swap on its New York Industrial Revenue Bond through 2005 that effectively fixes the interest rate at 4.09% on this $5,950,000 obligation. As a result, a change of 1% in interest rates would impact annual net income by less than $100,000.

NEW ACCOUNTING PRONOUNCEMENTS	There are no recently issued accounting standards that will have a material impact on our financial position or results of operations.

FORWARD LOOKING STATEMENTS	This report contains certain forward looking statements within the meaning of the Private Securities Litigation Report Act of 1995 that involves uncertainties and risks. These statements are identified by the use of the words "believes," "expects," "intends," "anticipates" and words of similar import. Readers are cautioned not to place undue reliance on these forward looking statements as various uncertainties and risks could cause actual results to differ materially from those anticipated in these statements. These uncertainties and risks include the success of the Company with effectively executing its plans; the timeliness of product deliveries by vendors and other vendor performance issues; changes in demand for our products from the U.S. government and other customers; the acceptance by the market of new products developed; our success in cross selling products to different customers and markets, changes in government contracts, as well as other general economic conditions and other factors.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See Market Risk in Item 2, above.
Item 4.	Disclosure Controls

Within 90 days prior to the filing of the report, an evaluation was performed under the supervision and with the participation of the Company's management including the chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation the Company's management including the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective as of March 29, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 29, 2003.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.

	None.

Item 2.	Changes in Securities and Use of Proceeds.

	None.

Item 3.	Defaults Upon Senior Securities.

	None.

Item 4.	Submission of Matters to a Vote of Securities Holders.

	At the annual meeting of shareholders held on April 24, 2003, the nominees to the Board of Directors were re-elected based on the following results:
	Nominees	Votes For	Votes Withholding Authority

	Robert T. Brady	21,649,739	1,050,169
	John B. Drenning	21,649,739	1,050,169
	Peter J. Gundermann	21,649,739	1,050,218
	Kevin T. Keane	21,646,852	1,053,056
	Robert J. McKenna	21,649,739	1,050,169
	The selection of Ernst & Young LLP as the Registrant's auditors was approved by the following vote: 21,765,625 in favor; 264,576 against; and 669,707 abstentions.

	Under Applicable New York law and the Company's charter documents, abstentions and non-votes have no effect.

Item 5.	Other Information.

	None.

Item 6.	Exhibits and Reports on Form 8-K

	Exhibit 11. Computation of Per Share Earnings
	Exhibit 99. Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	The company filed form 8-K on Tuesday April 23, 2003 regarding its press release of its 2003 first quarter earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRONICS CORPORATION
(Registrant)

Date: May 12, 2003	By: /s/ David C. Burney
David C. Burney Vice President-Finance and Treasurer (Principal Financial Officer)

CERTIFICATION

I, Peter J. Gundermann, President and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Astronics Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 12, 2003

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

Date: May 12, 2003

/s/ David C. Burney

David C. Burney

Chief Financial Officer