Form 10-Q
period 2003-08-12
ASTRONICS CORP
filed 2003-08-12
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 28, 2003
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from__________ to__________

Commission File Number  0-7087

ASTRONICS CORPORATION
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0959303 (IRS Employer Identification Number)

130 Commerce Way East Aurora, New York (Address of principal executive offices)	14052 (Zip code)

(716) 805-1599
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

As of June 28, 2003 7,735,882 shares of common stock were outstanding consisting of 5,733,071 shares of common stock ($.01 par value) and 2,002,811 shares of Class B common stock ($.01 par value).

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements

ASTRONICS CORPORATION
Consolidated Balance Sheet
June 28, 2003
With Comparative Figures for December 31, 2002

	Dollars in Thousands
	June 28, 2003	December 31,
	(Unaudited)	2002

Current Assets:
Cash	$10,834	$7,722
Accounts Receivable	5,372	4,745
Inventories	5,930	6,139
Prepaid expenses	1,009	434
Due from MOD-PAC CORP	187	4,751
Total current assets	23,332	23,791

Property, Plant and Equipment, at cost	24,041	23,774
Less accumulated depreciation and amortization	8,680	8,111

Net property, plant and equipment	15,361	15,663

Deferred Income Taxes	1,502	1,255
Goodwill	2,389	2,135
Other Assets	3,487	3,763
Net long-term assets of Discontinued Operations	-	20,742
	$46,071	$67,349

Current Liabilities:
Current maturities of long-term debt	$892	$873
Net Current Liabilities of Discontinued Operations	106	1,034
Accounts payable	2,270	1,939
Accrued expenses	1,724	2,195
Total current liabilities	4,992	6,041

Long-term debt	12,869	13,110
Supplemental Retirement Plan	5,133	4,823
Net Long-term liabilities of Discontinued Operations	403	-
Other liabilities	418	436

Common Shareholders' Equity:
Common stock, $.01 par value
Authorized 20,000,000 shares, issued
6,411,509 in 2003, 6,441,445 in 2002	64	64
Class B common stock, $.01 par value
Authorized 5,000,000 shares, issued
2,108,623 in 2003, 2,131,898 in 2002	21	21
Additional paid-in capital	3,258	3,790
Accumulated other comprehensive income (loss)	(43)	(545)
Retained earnings	22,675	42,831

	25,975	46,161
Less treasury shares, at cost 784,250 in 2003
and 703,295 in 2002	3,719	3,222
Total shareholders' equity	22,256	42,939

	$46,071	$67,349

See notes to financial statements.

ASTRONICS CORPORATION

Consolidated Statement of Income and Retained Earnings
Period Ended June 28, 2003
With Comparative Figures for 2002

	(Dollars in Thousands)
	(Unaudited)
	SIX MONTHS		THREE MONTHS

	2003	2002	2003	2002

Net Sales	$17,247	$23,431	$8,562	$11,963

Costs and Expenses:
Cost of products sold	13,430	16,438	6,734	8,406
Selling, general and administrative expenses	2,891	2,958	1,413	1,465
Interest expenses, net of interest income of $93 in 2003 and $119 in 2002	94	124	21	53

Total costs and expenses	16,415	19,520	8,168	9,924

Income from continuing operations
Before taxes	832	3,911	394	2,039

Provision for income taxes	312	1,478	151	793

Income from continuing operations	520	2,433	243	1,246
Income from discontinued operations	327	258	48	89
Net income	$847	$2,691	$291	$1,335

Retained Earnings:

January 1	$42,831	$38,278
Spin off of MOD-PAC CORP.	(21,003)	-
June 28	$22,675	$40,969

Earnings per share:

Basic Earnings per share:
Continuing operations	$.07	$.30	$.03	$.15
Discontinued operations	.04	.03	.01	.01
Net Income	$.11	$.33	$.04	$.16
Diluted Earnings per share:
Continuing operations	$.07	$.29	$.03	$.15
Discontinued operations	.04	.03	.01	.01
Net Income	$.11	$.32	$.04	$.16

See notes to financial statements.

ASTRONICS CORPORATION

Consolidated Statement of Cash Flows
Six Months Ended June 28, 2003
With Comparative Figures for 2002

	(Dollars in Thousands)
	(Unaudited)
	2003	2002

Cash Flows from Operating Activities:
Income from continuing operations	$520	$2,433
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	608	616
Other	107	(132)
Cash flows from changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(586)	20
Inventories	369	(106)
Prepaid expenses	(373)	(16)
Accounts payable	270	375
Income taxes	(149)	101
Accrued expenses	(525)	(316)

Net cash provided by Operating Activities	241	2,975

Cash Flows from Investing Activities:
Change in other assets	(57)	(33)
Capital expenditures	(129)	(190)

Net Cash used in Investing Activities	(186)	(223)

Cash Flows from Financing Activities:
Principal payments on long-term debt and capital lease
obligations	(458)	(2,093)
Due from MOD-PAC CORP.	4,751	-
Unexpended industrial revenue bond proceeds	-	86
Proceeds from issuance of stock	24	5
Purchase of treasury stock	(1,104)	(286)

Net Cash provided by (used in) Financing Activities	3,213	(2,288)

Effect of exchange rate change on cash	25	25

Cash provided by continuing operations	3,293	489
Cash provided by (used in) discontinued operations	(181)	307
Net increase in Cash and Cash Equivalents	3,112	796

Cash and Cash Equivalents at Beginning of Period	7,722	9,176

Cash and Cash Equivalents at End of Period	$10,834	$9,972

Cash payments for:
Interest	$233	$236
Income taxes	1,009	1,475
See notes to financial statements.

ASTRONICS CORPORATION

Notes to Financial Statements

June 28, 2003

1)

Basis of Presentation

The accompanying unaudited statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the six-month period ended June 28, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in Astronics Corporation's (the" Company") 2002 annual report to shareholders.

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

For purposes of pro forma disclosures, the estimated fair value of the Company's stock options at the date of grant is amortized to expense over the options' vesting period.  The Company's pro forma information for the 2003 and 2002 first six months and second quarters are presented in the table below.

	(Dollars in Thousands) (Unaudited)
	SIX MONTHS		THREE MONTHS
	2003	2002	2003	2002
Income from Continuing Operations as reported	$520	$2433	$243	$1246

Adjustments to record compensation expense for stock option awards under the fair value method of accounting	$(278)	$(144)	$(146)	$(78)
Pro Forma Income from Continuing op Operations	$242	$2, 289	$97	$1,168

Net Income as Reported	$847	$2,691	$291	$1,335
Adjustments to record compensation expense for stock option awards under the fair value method of accounting	$(65)	$(189)	$68	$(101)
Pro Forma Net Income	$782	$2,502	$359	$1,234
Pro Forma Basic Earnings Per Share: Continuing Operations	$0.03	$0.28	$0.01	$0.14
Net Income	$0.10	$0.31	$0.05	$0.15
Pro Forma Diluted Earnings Per Share: Continuing Operations	$0.03	$0.27	$0.01	$0.14
Net Income	$0.10	$0.30	$0.05	$0.15

2)	Discontinued Operations

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

3)	Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

(in thousands)
	June 28, 2003 (Unaudited)	December 31, 2002

Finished Goods	$ 586	$ 640
Work in Progress	1,108	1,011
Raw Material	4,236	4,488

	$5,930	$ 6,139

4)

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments and mark to market adjustments for derivatives. Total comprehensive income was $549 and $1,228 for the second quarter of 2003 and 2002 respectively and $1,285 and $2,555 for 2003 and 2002 year to date.

ASTRONICS CORPORATION
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth income statement data as a percent of net sales:

	Percent of Net Sales		Percent of Net Sales
	Six Months Ended June 28		Three Months Ended June 28

	2003	2002	2003	2002

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of products sold	77.9	70.2	78.6	70.3
Selling, general and
administrative expenses	16.8	12.6	16.5	12.2

	94.7%	82.8%	95.1%	82.5%

Operating Income	5.3%	17.2%	4.9%	17.5%

NET SALES	For the quarter ended June 28, 2003, net sales were $8.6 million compared with $12.0 million for the second quarter of 2002. The decline in sales was attributable to the conclusion in 2003 of Astronics' original contract to provide the U.S. Air Force fleet of F-16's night vision instrumentation system (NVIS) lighting kits that primarily ran from 1999 through 2002. Sales of the F-16 kits totaled $0.2 million for the second quarter 2003 compared with $3.9 million for the second quarter of 2002. Excluding revenue related to the original F-16 NVIS contract, sales in the second quarter of 2003 were up 3.7% or $0.3 million to $8.4 million compared with $8.1 million in the prior year.

Sales to the military market, excluding the completed F-16 program, rose to $4.4 million during the quarter, from $4.2 million in the second quarter of 2002. Sales to the Commercial Transport market increased, to $2.2 million in the second quarter of 2003 compared with $1.8 million in the second quarter of 2002. The improvement in this market reflects the slightly recovered environment in the airline and air transport industry compared with the prior year, which was severely impacted by events from September 2001. Sales to the Business Jet market remained consistent with the second quarter of 2002 with shipments of $1.6 million.

Sales for the first six months of 2003 were $17.2 million, compared with sales of $23.4 million for the first six months of 2002. Again, the decline was directly attributable to the conclusion of the Company's contract to provide night vision compatible lighting kits to the U.S. Air force fleet of F-16 aircraft, which totaled $0.7 million for the first six months of 2003 and $7.5 million for the first six months of 2002, a decrease of $6.8 million. Excluding sales associated with the concluded F-16 program from both periods results in 4.0% higher revenues for the first half of 2003 compared with the first half of 2002.

Sales to the military market, excluding the completed F-16 program, rose to $8.4 million for the first six months of 2003, from $8.0 million during the first half of 2002. Sales to the Commercial Transport market increased to $4.4 million in the first half of 2003 compared with $3.8 million in first half of 2002. Sales to the Business Jet market decreased to $3.1 million in the first half of 2003 compared with $3.2 million in the first half of 2002.

EXPENSES AND MARGINS

Cost of products sold as a percentage of net sales increased 8.3 percentage points to 78.6% for the second quarter of 2003 compared to 70.3% for the second quarter of 2002. The increase as a percent of sales is the result of the decreased sales as compared to the same period in 2002 not being off set by a proportionate reduction in fixed production costs. On a year to date basis cost of products sold totaled 77.9% for the first six months of 2003, an increase of 6.8 percentage points form 70.2% for the same period of 2002. The reason for the increase for the first six months of 2003 compared to the same period of 2002 is the same as previously discussed for the second quarter comparisons.

Selling, general and administrative costs as a percent of sales was16.5% for the second quarter of 2003 compared with 12.2% for the same period of 2002. The increase is attributable to the decrease of net sales from the second quarter of 2002 to the second quarter of 2003. Year to date Selling, general and administrative costs as a percent of sales increased to 16.8% in 2003 compared with 12.6% in 2002. This increase as a percent of sales was also related to the decrease of sales for 2003 compared with 2002 for the same period.

INCOME FROM CONTINUING OPERATION BEFORE TAXES

The decline in sales means we have less contribution towards our fixed costs so income from continuing operations before taxes is down for the second quarter from $2.0 million in 2002 to $394 thousand in 2003. On a year-to-date basis income from continuing operations before taxes declined from $3.9 million in 2002 to $832 thousand in 2003. This decrease is also a result of the decrease in revenues for the period as compared with 2002.

TAXES

Our effective income tax rate for the second quarter of 2003 was 38%, a decrease of one percentage point from 39% compared with the second quarter of 2002. Year to date our effective tax rate was 38% for both 2003 and 2002.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations was $243 thousand for the second quarter of 2003 compared with $1.2 million for the same period of 2002. This decrease is the effect of a decrease of net sales as compared with 2002. Year to date income from continuing operations was $520 thousand compared to $2.4 million for 2002. Again this decrease is the result of decreased sales compared with the prior year.

EARNINGS PER SHARE FROM CONTINUING OPERATIONS

Diluted Earnings per share from continuing operations were $.03 for the second quarter of 2003 compared with $.15 for the second quarter of 2002. The year-to-date comparison was $.07 for 2003 and $.29 for 2002. This was mainly attributable to the decrease in net earnings. Changes in the number of shares outstanding did not impact the calculation significantly.

INCOME FROM DISCONTINUED OPERATIONS

Income from discontinued operations during the second quarter of 2003 was $48 thousand compared with $89 thousand for the same period in 2002. Year to date income from discontinued operations totaled $327 thousand in 2003 and $258 thousand in 2002. Income from discontinued operations attributable to Astronics former subsidiary MOD-PAC CORP totaled $0 for the second quarter of 2003 and $303 thousand for the second quarter of 2002. Year to date income from discontinued operations attributable to MOD-PAC CORP was $366 thousand and $780 thousand for 2003 and 2002 respectively. Income from discontinued operations attributable to the discontinued Electroluminescent Lamp group was $48 thousand for the second quarter of 2003 and a loss of $214 thousand for the second quarter of 2002 and losses of $39 thousand and $522 thousand year to date for 2003 and 2002 respectively.

NET INCOME AND EARNINGS PER SHARE

Net income totaled $291 thousand for the second quarter of 2003 compared to $1.3 million for the second quarter of 2002 and $847 thousand compared with $2.7 million year to date for 2003 and 2002 respectively. The decrease both for the quarterly comparison and the year to date comparison is primarily from the decrease in income from continuing operations that resulted from the decline in net sales for 2003 compared to the same periods in 2002.

LIQUIDITY	Cash provided by operating activities was $144 thousand during the first two quarters of 2003, as a result of net income plus depreciation and amortization and changes in working capital components.

The Company has an $8,000,000 line of credit facility available. At June 28, 2003 the Company had not borrowed against the line of credit. The line is subject to annual review and is payable on demand. The line of credit, among other requirements, imposes certain financial performance covenants with which the Company maintains compliance. The Company believes that cash balances at June 28, 2003, cash flow from operations and availability on the line of credit are adequate to meet the Company's operational and capital expenditure requirements for 2003.
BACKLOG	The Company's backlog at June 28, 2003 was $18.4 million.

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

Risks due to fluctuation in interest rates are a function of the Company's floating rate debt obligations, which total approximately $12,800,000 at June 28, 2003. To offset this exposure, the Company entered into an interest rate swap on its New York Industrial Revenue Bond through 2005 that effectively fixes the interest rate at 4.09% on this $6,300,000 obligation. As a result, a change of 1% in interest rates would impact annual net income by less than $100,000.

NEW ACCOUNTING PRONOUNCEMENTS	There are no recently issued accounting standards that will have a material impact on our financial position or results of operations

FORWARD-LOOKING

STATEMENTS This Quarterly Report contains "forward-looking statements". Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results expressed or implied by such statements, including general economic and business conditions affecting our customers and suppliers, competitors responses to our products and services particularly with respect to pricing, the overall market acceptance of such products and services and successful completion of our capital expansion program. We use words like "will," "may," "should," "plan," "believe," "expect," "anticipate." "intend," "future" and other similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of their respective dates. These forward-looking statements are based on our current expectations and are subject to number of risks and uncertainties. Our actual operating results could differ materially from those predicted in these forward-looking statements, and any other events anticipated in the forward-looking statements may not actually occur.
Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See Market Risk in Item 2, above.
Item 4.	Disclosure Controls

Within 90 days prior to the filing of the report, an evaluation was performed under the supervision and with the participation of the Company's management including the chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation the Company's management including the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective as of June 28, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 28, 2003.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Changes in Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Securities Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K
(a) Exhibits
Exhibit 11. Computation of Per Share Earnings
Exhibit 99. Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes - Oxley Act of 2002.
(b) Reports on Form 8-K
The company filed an 8-K on July 28, 2003 regarding its second quarter earnings.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRONICS CORPORATION

(Registrant)

Date: August 12, 2003	By: /s/ David C. Burney

David C. Burney Vice President-Finance and Treasurer (Principal Financial Officer)

CERTIFICATION

I, Peter J. Gundermann, President and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Astronics Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: August 12, 2003

/s/ Peter J. Gundermann
Peter J. Gundermann
President and Chief Executive Officer