Form 10-Q
period 2003-10-27
ASTRONICS CORP
filed 2003-11-12
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 27, 2003
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

As of September 27, 2003 7,735,882 shares of common stock were outstanding consisting of 5,765,292 shares of common stock ($.01 par value) and 1,970,590 shares of Class B common stock ($.01 par value).

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements

ASTRONICS CORPORATION
Consolidated Balance Sheet
September 27, 2003
With Comparative Figures for December 31, 2002

	Dollars in Thousands
	September 27, 2003	December 31,
	(Unaudited)	2002

Current Assets:
Cash	$11,174	$7,722
Accounts Receivable	4,960	4,745
Inventories	5,987	6,139
Prepaid expenses	1,287	434
Due from MOD-PAC CORP	115	4,751

Total current assets	23,523	23,791

Property, Plant and Equipment, at cost	24,204	23,774
Less accumulated depreciation and amortization	8,935	8,111

Net property, plant and equipment	15,269	15,663

Deferred Income Taxes	1,417	1,255
Goodwill	2,389	2,135
Other Assets	3,546	3,763
Net long-term assets of Discontinued Operations	-	20,742

	$46,144	$67,349

Current Liabilities:
Current maturities of long-term debt	$892	$873
Net Current Liabilities of Discontinued Operations	114	1,034
Accounts payable	2,311	1,939
Accrued expenses	1,946	2,195

Total current liabilities	5,263	6,041

Long-term debt	12,834	13,110
Supplemental Retirement Plan	5,252	4,823
Net Long-term liabilities of Discontinued Operations	378	-
Other liabilities	406	436

Common Shareholders' Equity:
Common stock, $.01 par value
Authorized 20,000,000 shares, issued
6,443,730 in 2003, 6,441,445 in 2002	64	64
Class B common stock, $.01 par value
Authorized 5,000,000 shares, issued
2,076,402 in 2003, 2,131,898 in 2002	21	21
Additional paid-in capital	3,258	3,790
Accumulated other comprehensive income (loss)	7	(545)
Retained earnings	22,380	42,831

	25,730	46,161
Less treasury shares, at cost 784,250 in 2003
and 703,295 in 2002	3,719	3,222

Total shareholders' equity	22,011	42,939

	$46,144	$67,349

See notes to financial statements.

ASTRONICS CORPORATION

Consolidated Statement of Income and Retained Earnings
Period Ended September 27, 2003
With Comparative Figures for 2002

	(Dollars in Thousands)
	(Unaudited)
	NINE MONTHS		THREE MONTHS

	2003	2002	2003	2002

Net Sales	$24,855	$34,185	$7,607	$10,754

Costs and Expenses:
Cost of products sold	19,935	24,025	6,505	7,587
Selling, general and administrative expenses	4,381	4,473	1,488	1,516
Interest expenses, net of interest income of $140 in 2003 and $171 in 2002	143	187	50	63

Total costs and expenses	24,459	28,685	8,043	9,166

Income (loss) from Continuing
Operations Before Income Taxes	396	5,500	(436)	1,588

Provision for Income Taxes	156	2,058	(156)	579

Income (loss) from Continuing Operations	240	3,442	(280)	1,009
Income (loss) from discontinued Operations	312	530	(17)	272

Net Income (loss)	$552	$3,972	$(297)	$1,281

Retained Earnings:

January 1	$42,831	$38,278
Spin off of MOD-PAC CORP.	(21,003)	-

September 27	$22,380	$42,250

Earnings per share:

Basic Earnings (loss) per share:
Continuing operations	$.03	$.43	$(.04)	$.13
Discontinued operations	.04	.06	(.00)	.03

Net Income (loss)	$.07	$.49	$(.04)	$.16

Diluted Earnings (loss) per share:
Continuing operations	$.03	$.42	$(.04)	$.12
Discontinued operations	.04	.06	(.00)	.04

Net Income (loss)	$.07	$.48	$(.04)	$.16

See notes to financial statements.

ASTRONICS CORPORATION

Consolidated Statement of Cash Flows
Nine Months Ended September 27, 2003
With Comparative Figures for 2002

	(Dollars in Thousands)
	(Unaudited)
	2003	2002

Cash Flows from Operating Activities:
Income from continuing operations	$240	$3,442
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	911	964
Other	320	(33)
Cash flows from changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(111)	1,068
Inventories	356	(55)
Prepaid expenses	(348)	(78)
Accounts payable	307	98
Income taxes	(433)	167
Accrued expenses	(289)	(98)

Net cash provided by Operating Activities	953	5,475

Cash Flows from Investing Activities:
Change in other assets	(147)	(90)
Capital expenditures	(286)	(609)

Net Cash used in Investing Activities	(433)	(699)

Cash Flows from Financing Activities:
Principal payments on long-term debt and capital lease
obligations	(493)	(2,153)
Due from MOD-PAC CORP.	4,751	-
Unexpended industrial revenue bond proceeds	-	84
Proceeds from issuance of stock	24	37
Purchase of treasury stock	(1,104)	(1,837)

Net Cash provided by (used in) Financing Activities	3,178	(3,869)

Effect of exchange rate change on cash	23	(44)

Cash provided by continuing operations	3,721	863
Cash provided by (used in) discontinued operations	(269)	2,132

Net increase in Cash and Cash Equivalents	3,452	2,995

Cash and Cash Equivalents at Beginning of Period	7,722	9,175

Cash and Cash Equivalents at End of Period	$11,174	$12,170

Cash payments for:
Interest	$290	$355
Income taxes	1,009	2,011
See notes to financial statements.

ASTRONICS CORPORATION

Notes to Financial Statements

September 27, 2003

1)

Basis of Presentation

The accompanying unaudited statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the nine-month period ended September 27, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

For purposes of pro forma disclosures, the estimated fair value of the Company's stock options at the date of grant is amortized to expense over the options' vesting period. The Company's pro forma information for the 2003 and 2002 first nine months and third quarters are presented in the table below:

	(Dollars in Thousands)
	(Unaudited)

	NINE MONTHS		THREE MONTHS

	2003	2002	2003	2002

Income (loss) from Continuing Operations as reported	$240	$3,442	$(280)	$1,009

Adjustments to record compensation expense for stock option awards under the fair value method of accounting	$(375)	(212)	$(98)	$(68)

Pro Forma Income (loss) from Continuing Operations	$(135)	$3,230	$(378)	$941

Net Income (loss) as reported	$552	$3,972	$(297)	$1,281

Adjustments to record compensation expense for stock option awards under the fair value method of accounting	$(162)	$(280)	$(98)	$(91)

Pro Forma Net Income (loss)	$390	$3,692	$(395)	$1,190

Pro Forma Basic Earnings (loss) Per Share:
Continuing Operations	$(0.02)	$0.40	$(0.05)	$0.12
Net Income	$0.05	$0.46	$(0.05)	$0.15

Pro Forma Diluted Earnings (loss) Per Share:
Continuing Operations	$(0.02)	$0.39	$(0.05)	$0.11
Net Income	$0.05	$0.45	$(0.05)	$0.14

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

3)	Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

(in thousands)
	September 27, 2003 (Unaudited)	December 31, 2002

Finished Goods	$511	$640
Work in Progress	1,036	1,011
Raw Material	4,440	4,488

	$5,987	$6,139

4)

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments and mark to market adjustments for derivatives. Total comprehensive income (loss) was $(247) and $1,020 for the third quarter of 2003 and 2002 respectively and $1,104 and $3,575 for 2003 and 2002 year to date.

ASTRONICS CORPORATION
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth income statement data as a percent of net sales:

	Percent of Net Sales		Percent of Net Sales
	Nine Months Ended September 27		Three Months Ended September 27

	2003	2002	2003	2002

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of products sold	80.2	70.3	85.5	70.6
Selling, general and
administrative expenses	17.6	13.1	19.6	14.1

	97.8%	83.4%	105.1%	84.7%

Operating Income (loss)	2.2%	16.6%	(5.1)%	15.3%

NET SALES

Net sales for the quarter ended September 27, 2003 were $7.6 million compared with $10.8 million for the third quarter of 2002. The decline in sales was largely attributable to the conclusion last year of Astronics' original contract to provide night vision lighting systems for the U.S. Air Force fleet of F-16 fighter aircraft. That contract contributed $2.1 million in sales for the third quarter of last year, whereas there were no sales associated with the contract in this year's third quarter. The remaining $1.1 million sales decline was driven by reduced government spares purchases in the quarter and the depressed commercial transport market.

By market, sales to the Military, excluding the completed F-16 program, declined to $3.9 million during the quarter from $4.6 million in the third quarter of 2002. The decline was due to reduced government spares procurement. Sales to the Commercial Transport market were $1.3 million in the third quarter of 2003 compared with $1.8 million in the third quarter of 2002, reflecting continued softness in the airline industry. Sales to the Business Jet market increased to $2.0 million during the quarter from $1.9 million in the third quarter of 2002.

For the first nine months of 2003, sales were $24.9 million compared with sales of $34.2 million for the first nine months of 2002. Again, the decline was directly attributable to the conclusion of the Company's contract to provide F-16 night vision compatible lighting kits to the U.S. Air Force. F-16 contract sales in the first nine months of last year were $9.6 million compared with $717 thousand for the first nine months of 2003. Excluding sales associated with the concluded F-16 program from both periods, sales declined $438 thousand, or 1.8%.

Sales to the Military Market, excluding the completed F-16 program, declined slightly to $12.3 million for the first nine months of 2003 from $12.5 million in the first nine months of 2002. Sales to the Commercial Transport market declined to $4.7 million for the first nine months of 2003 compared with $5.0 million for the same period in 2002. Sales to the Business Jet market increased to $6.2 million in the first nine months of 2003 compared with $5.9 million in the same period last year.

EXPENSES AND MARGINS

Cost of products sold as a percentage of net sales increased 14.9 percentage points to 85.5% for the third quarter of 2003 compared to 70.6 for the third quarter of 2002. The increase as a percent of sales is primarily the result of the decreased sales as compared to the same period in 2002 not being off set by a proportionate reduction in fixed production and development costs. On a year to date basis cost of products sold totaled 80.2% for the first nine months of 2003, an increase of 9.9 percentage points from 70.3% for the same period of 2002. The reason for the increase for the first nine months of 2003 compared to the same period of 2002 is the same as previously discussed for the third quarter comparisons.

Selling, general and administrative costs as a percent of sales was 19.6% for the third quarter of 2003 compared with 14.1% for the same period of 2002. The increase is attributable to the decrease of net sales from the third quarter of 2002 to the third quarter of 2003. Year to date Selling, general and administrative costs as a percent of sales increased to 17.6% in 2003 compared with 13.1% in 2002. This increase as a percent of sales was also related to the decrease of sales for 2003 compared with 2002 for the same period.

INCOME FROM CONTINUING OPERATION BEFORE TAXES

The decline in sales means we have less contribution towards our fixed costs so income from continuing operations before taxes is down for the third quarter from $1.6 million in 2002 to a loss of $436 thousand in 2003. On a year-to-date basis income from continuing operations before taxes declined from $5.5 million in 2002 to $396 thousand in 2003. This decrease is also a result of the decrease in revenues for those periods as compared with 2002.

TAXES	Our effective income tax rate for the third quarter of 2003 and 2002 was 36%. Year to date our effective tax rate was 39% for 2003 and 37% for 2002.

INCOME FROM CONTINUING OPERATIONS

Income (loss) from continuing operations was $(280) thousand for the third quarter of 2003 compared with $1.0 million for the same period of 2002. This decrease is the effect of a decrease of net sales as compared with 2002. Year to date income from continuing operations was $240 thousand compared to $3.4 million for 2002. Again this decrease is the result of decreased sales compared with the prior year.

EARNINGS PER SHARE FROM CONTINUING OPERATIONS

Diluted Earnings (loss) per share from continuing operations were $(.04) for the third quarter of 2003 compared with $.12 for the third quarter of 2002. The year-to-date comparison was $.03 for 2003 and $.42 for 2002. This was mainly attributable to the decrease in net earnings. Changes in the number of shares outstanding did not impact the calculation significantly.

INCOME FROM DISCONTINUED OPERATIONS

Income (loss) from discontinued operations during the third quarter of 2003 was $(17) thousand compared with $272 thousand for the same period in 2002. Year to date income from discontinued operations totaled $312 thousand in 2003 and $530 thousand in 2002. Income from discontinued operations attributable to Astronics former subsidiary MOD-PAC CORP totaled $0 for the third quarter of 2003 and $460 thousand for the third quarter of 2002. Year to date income from discontinued operations attributable to MOD-PAC CORP was $366 thousand and $1.2 million for 2003 and 2002 respectively. Income from discontinued operations attributable to the discontinued Electroluminescent Lamp group was a loss of $17 thousand for the third quarter of 2003 and a loss of $188 thousand for the third quarter of 2002 and losses of $54 thousand and $710 thousand year to date for 2003 and 2002 respectively.

NET INCOME AND EARNINGS PER SHARE

Net income (loss) totaled $(297) thousand for the third quarter of 2003 compared to $1.3 million for the third quarter of 2002 and $552 thousand compared with $4.0 million year to date for 2003 and 2002 respectively. The decrease both for the quarterly comparison and the year to date comparison is primarily from the decrease in income from continuing operations that resulted from the decline in net sales for 2003 compared to the same periods in 2002.

LIQUIDITY

Cash provided by operating activities was $953 thousand during the first three quarters of 2003, as a result of net income plus depreciation and amortization and changes in working capital components.

The Company's capital expenditures for the first three quarters of 2003 total $286 thousand, a decrease from 2002 capital expenditures of $609 thousand. Capital expenditure commitments for the balance of 2003 are not expected to be significant and are expected to be financed from cash on hand.

The Company has an $8,000,000 line of credit facility available. At September 27, 2003 the Company had not borrowed against the line of credit. The line is subject to annual review and is payable on demand. The line of credit, among other requirements, imposes certain financial performance covenants with which the Company maintains compliance. The Company believes that cash balances at September 27, 2003, cash flow from operations and availability on the line of credit are adequate to meet the Company's operational and capital expenditure requirements for 2003.

BACKLOG

The Company's backlog at September 27, 2003 was 17.0 million compared with $17.8 million at the end of the third quarter of 2002. Last years third quarter backlog included $1.2 million for the now completed F-16 NVIS program. There was no backlog for this program at the end of the third quarter 2003.

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

Risks due to fluctuation in interest rates are a function of the Company's floating rate debt obligations, which total approximately $13,600,000 at September 27, 2003. To offset this exposure, the Company entered into an interest rate swap on its New York Industrial Revenue Bond through 2005 that effectively fixes the interest rate at 4.09% on this $5,950,000 obligation. As a result, a change of 1% in interest rates would impact annual net income by less than $100,000.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. In developing such estimates, management evaluates the facts known to it at the time and applies such facts within the framework of certain critical accounting policies that govern valuation allowances of the Company's assets. These policies include determining the need for a valuation allowance with respect to doubtful accounts receivable, lower of cost or market reserves related to the Company's inventories, depreciation allowances and impairment reserves with respect to the Company's long-lived assets and valuation allowances with respect to the reliability of deferred tax assets. Often, management must make certain assumptions about the future when applying these policies. Management uses past experience in developing such assumptions about the future. Actual experience will be different than the assumptions made and differences could result in material adjustments to management's estimates.

NEW ACCOUNTING PRONOUNCEMENTS	There are no recently issued accounting standards that will have a material impact on our financial position or results of operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains "forward-looking statements". Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results expressed or implied by such statements, including general economic and business conditions affecting our customers and suppliers, competitors' responses to our products and services, particularly with respect to pricing, the overall market acceptance of such products and services, and successful completion of our capital expansion program. We use words like "will," "may," "should," "plan," "believe," "expect," "anticipate," "intend," "future" and other similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of their respective dates. These forward-looking statements are based on our current expectations and are subject to number of risks and uncertainties. Our actual operating results could differ materially from those predicted in these forward-looking statements, and any other events anticipated in the forward-looking statements may not actually occur.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See Market Risk in Item 2, above.
Item 4.	Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.

None.

Item 2.	Changes in Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Securities Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K
(a) Exhibits

Exhibit 11. Computation of Per Share Earnings

Exhibit 31.1 Section 302 Certification - Chief Executive Officer

Exhibit 31.2 Section 302 Certification - Chief Financial Officer

Exhibit 32. Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

The company filed an 8-K on October 23, 2003 regarding its third quarter earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRONICS CORPORATION

(Registrant)

Date: November 11, 2003	By: /s/ David C. Burney

David C. Burney Vice President-Finance and Treasurer (Principal Financial Officer)