Form 10-K
ASTRONICS CORP
filed 2004-03-29
CIK 8063

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10 - K
[X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2003

Commission file number: 0-7087

ASTRONICS CORPORATION
________________________________________________________________
(Exact Name of Registrant as Specified in its Charter)

New York	16-0959303
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

130 Commerce Way
East Aurora, N.Y. 14240-3408
________________________________________________________________
(Address of principal executive office)

Registrant's telephone number
including area code (716) 805-1599

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

            As of March 12, 2004, 7,756,814 shares were outstanding, consisting of 5,842,605 shares of Common Stock $.01 Par Value and 1,914,209 shares of Class B Stock $.01 Par Value. The aggregate market value, as of the last business day of the Company's most recently completed second fiscal quarter, of the shares of Common Stock and Class B Stock of Astronics Corporation held by non-affiliates was approximately $21,888,000 (assuming conversion of all of the outstanding Class B Stock into Common Stock and assuming the affiliates of the Registrant to be its directors, executive officers and persons known to the Registrant to beneficially own more than 10% of the outstanding capital stock of the Corporation).

DOCUMENTS INCORPORATED BY REFERENCE.

            Portions of the Company's 2003 Annual Report to Shareholders are incorporated into Parts I, II and III of this Report. Portions of the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders dated March 26, 2004 are incorporated by reference into Part III of this Report.

PART I

Item 1.    BUSINESS

            Astronics is a leader in advanced complex lighting and electronic systems for the global aerospace industry. Astronics provides its products to major aircraft manufacturers, avionics companies and aircraft operators around the world. "Net Sales by Geographic Region, Major Customer and Canadian Operations" on page 26 of the Annual Shareholders' Report for the year ended December 31, 2003 is incorporated herein by reference.

            The markets for the Company's products are described under the caption "Company Profile and Strategy" of the Annual Shareholders' Report for the year ended December 31, 2003, which is incorporated herein by reference.

General Development of Business
            The major factors affecting the development of the business in 2003 are described on pages 2 through 7 of the Annual Shareholders' Report for the year ended December 31, 2003, which is incorporated herein by reference.

Practices as to Maintaining Working Capital
            "Liquidity" on page 10 of the Annual Shareholders' Report for the year ended December 31, 2003 is incorporated herein by reference.

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

Backlog
            "Backlog" on page 12 of the Annual Shareholders' Report for the year ended December 31, 2003 is incorporated herein by reference.

Patents
            The Company has a number of patents and has filed applications for others. While the aggregate protection of these patents is of value, the Company does not consider that the successful conduct of any material part of its business is dependent upon the protection afforded by these patents. The Company's patents and patent applications relate to electroluminescence, instrument panels, keyboard technology and various components used in their manufacture. The Company regards its expertise and techniques as proprietary and relies upon trade secret laws and contractual arrangements to protect its rights.

Research Activities
            The Company is engaged in a variety of research and development activities directed to the substantial improvement or new application of the Company's technologies. The extent of the Company's engagement in basic research, however, is not material.

Employees
            The Company's continuing operations employed approximately 369 employees as of December 31, 2003. The Company considers its relations with its employees to be good.

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

Not applicable

PART II

Item 5.   MARKET FOR THE COMPANY'S COMMON EQUITY
               AND RELATED STOCKHOLDER MATTERS

              Information with respect to the market price of the Company's Common Stock and related shareholder matters appears on page 28 and on the inside back cover of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2003, and is incorporated herein by reference. The Company has not paid any cash dividends in the three year period ended December 31, 2003. It has no plans to pay dividends as it plans to retain all cash from operations as a source of capital to finance growth in the business. There are no restrictions, however on the Company's ability to pay dividends.

There were approximately 805 registered shareholders for the Company's Common stock and 870 registered shareholders for the Class B stock, as of February 26, 2004.

Item 6.  SELECTED FINANCIAL DATA
            The data under the caption "Five Year Performance Highlights" on page 1 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2003 is incorporated herein by reference.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Management's discussion and analysis of financial condition, changes in financial condition and results of operations appears on pages 8 through 12 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2003, and is incorporated herein by reference.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Market risk disclosures appears on page 12 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2003, and is incorporated herein by reference.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The Financial Statements of Astronics Corporation which are incorporated by reference in this Annual Report on Form 10-K are described in the accompanying Index to Financial Statements at Item 15 of this Report.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE

                Not applicable.

Item 9A. CONTROLS AND PROCEDURES

        (a) Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

        (b) Changes in Internal Control over Financial Reporting. There have been no changes in the Company's internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS, OF THE REGISTRANT
            The information regarding directors is contained under the captions "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement dated March 26, 2004 and is incorporated herein by reference.
            The executive officers of the Company, their ages, their positions and offices with the Company, and the date each assumed their office with the Company are as follows:

Name and Age Of Executive Officer	Positions and Offices with Astronics	Year First Elected Officer

Kevin T. Keane Age 71	Chairman of the Board and Director of the Company	1970

Peter J. Gundermann Age 41	President, Chief Executive Officer and Director of the Company	2001

David C. Burney Age 41	Vice President-Finance, Treasurer, Secretary and Chief Financial Officer of the Company	2003

        The principal occupation and employment for all executives listed above for the past five years has been with the Company.

        The Company has adopted a Code of Business Conduct and Ethics that applies to the Chief Executive Officer, Chief Financial Officer as well as other directors, officers and employees of the Company. This Code of Business Conduct and Ethics is available upon request without charge by contacting Astronics Corporation, Investor Relations at

(716) 805-1599. The Code of Business Conduct and Ethics is also available on the Investor Relations section of the Company's website at www.astronics.com

Item 11.    EXECUTIVE COMPENSATION

            The information contained under the caption "Executive Compensation" and "Summary Compensation Table" in the Company's definitive Proxy Statement dated March 26, 2004 is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN
                   BENEFICIAL OWNERS AND MANAGEMENT

            The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement dated March 26, 2004 is incorporated herein by reference.

Equity Compensation Plan Information

Employee Stock Option Plan

            The shareholders of Astronics Corporation approved the 2001 Stock Option Plan. This employee stock option plan provides a stock-based incentive program primarily for our officers and managers. Under the plan, the compensation committee of our board of directors may grant options to officers and managers who are expected to contribute to our success. The aggregate number of shares of our Common Stock that may be issued under this plan cannot exceed 1,000,000 shares (subject to adjustment to reflect share distributions). In determining the size of stock option grants, our compensation committee focuses primarily on our performance and the role of our executives and managers in accomplishing performance objectives. Stock options granted under the plan generally become exercisable in equal installments over a five-year period and are granted with an exercise price equal to the fair market value of our Common Stock as of the date of the grant.

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

            Additional information concerning our stock option plans and other equity compensation plans set forth under the captions "Stock Option Grant Table", "Stock Option Exercises and Fiscal Year - End Table Values" and "Equity Compensation Plan Information" in the Company's definitive Proxy Statement dated March 26, 2004 is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement dated March 26, 2004 is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

            The information required herein is incorporated by reference to the "Audit Fees" section in the Company's definitive Proxy Statement dated March 26, 2004.

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

                    3.    Exhibits

Exhibit No.	Description
2.1	Separation and Distribution Agreement Dated December 7, 2002 by and between MOD-PAC CORP. and the Registrant; Incorporated by reference to exhibit 2.1 of MOD-PAC CORP.'s Form 10/A registration statement dated January 28, 2003

3(a)	Restated Certificate of Incorporation, as amended; incorporated by reference to exhibit 3(a) of the Registrant's December 31, 1988 Annual Report on Form 10-K.

(b)	By-Laws, as amended; incorporated by reference to exhibit 3(b) of the Registrant's December 31, 1996 Annual Report on Form 10-K.

4.1	Unsecured $8,000,000 Credit Agreement with HSBC Bank USA, dated February 20, 2003; incorporated by reference to Exhibit 4.1 to the registrant's December 31, 2002 Annual Report on Form 10-K.

10.1*	Restated Thrift and Profit Sharing Retirement Plan; incorporated by reference to exhibit 10.1 of the Registrant's December 31, 1994 Annual Report on Form 10-KSB.

10.2*	Incentive Stock Option Plan; incorporated by reference to the Registrant's definitive proxy statement dated March 26, 1982.

10.3*	Director Stock Option Plan; incorporated by reference to the Registrant's definitive proxy statement dated March 16, 1984.

10.4*	1992 Incentive Stock Option Plan; incorporated by reference to the Registrant's definitive proxy statement dated March 30, 1992.

10.5*	1993 Director Stock Option Plan; incorporated by reference to the Registrant's definitive proxy statement dated March 19, 1993.

10.6*	1997 Director Stock Option Plan; incorporated by reference to the Registrant's definitive proxy statement dated March 14, 1997.

10.7*	2001 Stock Option Plan; incorporated by reference to the Registrant's definitive proxy statement dated March 19, 2001.

10.8*	Non-Qualified Supplemental Retirement Plan; incorporated by reference from the Registrant's 1999 Annual Report on Form 10-K.

10.9	Interim Services Agreement Dated December 7, 2002 by and between MOD-PAC CORP. and the Registrant; Incorporated by reference to exhibit 10.2 of MOD-PAC CORP.'s Form 10/A registration statement dated January 28, 2003

10.10	Tax Sharing Agreement Dated December 7, 2002 by and between MOD-PAC CORP. and the Registrant; Incorporated by reference to exhibit 10.1 of MOD-PAC CORP.'s Form 10/A registration statement dated January 28, 2003

10.11	Employee Benefits Agreement Dated December 7, 2002 by and between MOD-PAC CORP. and the Registrant; Incorporated by reference to exhibit 10.3 of MOD-PAC CORP.'s Form 10/A registration statement dated January 28, 2003

10.12*	Employment Termination Benefits Agreement Dated December 16, 2003 between Astronics Corporation and Peter J. Gundermann, President and Chief Executive Officer of Astronics Corporation filed herewith.
12

10.13*	Employment Termination Benefits Agreement Dated December 16, 2003 between Astronics Corporation and David C. Burney, Vice President and Chief Financial Officer of Astronics Corporation filed herewith.

13	2003 Annual Report to Shareholders; filed herewith.
(Except for those portions which are expressly incorporated by reference in this Annual Report on Form 10-K, this exhibit is furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as part of this Annual Report on Form 10-K.)

21	Subsidiaries of the Registrant; filed herewith.

23	Consent of Independent Auditors; filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002; filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002; filed herewith

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; furnished herewith

                *identifies a management contract or compensatory plan or arrangement as required  by Item 15(a)(3) of Form 10-K.

(b)    Reports on Form 8-K

On October 23, 2003, Astronics Corporation issued a press release announcing financial results for the quarter ended September 27, 2003.

ASTRONICS CORPORATION

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The consolidated financial statements, together with the report thereon of Ernst & Young LLP dated January 23, 2004, appearing on pages 13 to 26 of the accompanying 2003 Annual Report to Shareholders are incorporated by reference in this Annual Report on Form 10-K.

Financial schedules for the years 2003, 2002, and 2001:

                                                                                                            Page

Valuation and Qualifying Accounts                                                         15

SCHEDULE II

ASTRONICS CORPORATION

Valuation and Qualifying Accounts

(in thousands)

Year	Description	Balance at the Beginning of Period	Charged to Costs and Expense	(Write-offs)/ Recoveries	Balance at End of Period
2003	Allowance for Doubtful Accounts	$397	$ (78)	$14	$333

	Reserve for Inventory Valuation	$382	$256	$(104)	$534

2002	Allowance for Doubtful Accounts	$177	$246	$(26)	$397

	Reserve for Inventory Valuation	$296	$213	$(127)	$382

2001	Allowance for Doubtful Accounts	$104	$43	$30	$177

	Reserve for Inventory Valuation	$-	$296	$-	$296

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2004.

Astronics Corporation
By /s/ Peter J. Gundermann	By /s/ David C. Burney
Peter J. Gundermann, President and Chief Executive Officer (Principal Executive Officer)	David C. Burney, Vice President-Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert T. Brady	Director	March 29, 2004
Robert T. Brady

/s/ John B. Drenning	Director	March 29, 2004
John B. Drenning

/s/ Peter J. Gundermann	Director	March 29, 2004
Peter J. Gundermann

/s/ Kevin T. Keane	Director	March 29, 2004
Kevin T. Keane

/s/ Robert J. McKenna	Director	March 29, 2004
Robert J. McKenna