Form 10-Q
period 2004-05-14
ASTRONICS CORP
filed 2004-05-14
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 3, 2004
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

As of April 3, 2004 7,761,512 shares of common stock were outstanding consisting of 5,848,609 shares of common stock ($.01 par value) and 1,912,903 shares of Class B common stock ($.01 par value).

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ASTRONICS CORPORATION
Consolidated Balance Sheet
April 3, 2004
With Comparative Figures for December 31, 2003

	(Dollars in Thousands)
	April 3, 2004	December 31, 2003
	(Unaudited)

Current Assets:
Cash	$11,420	$11,808
Accounts Receivable	5,618	4,383
Inventories	6,106	5,707
Prepaid Expenses	1,257	1,378

Total Current Assets	24,401	23,276

Property, Plant and Equipment, at cost	24,418	24,335
Less Accumulated Depreciation and Amortization	9,466	9,216

Net Property, Plant and Equipment	14,952	15,119

Deferred Income Taxes	1,120	1,165
Goodwill	2,430	2,444
Other Assets	3,456	3,470

Total Assets	$46,359	$45,474

Current Liabilities:
Current Maturities of Long-term Debt	$895	$896
Net Current Liabilities of Discontinued Operations	236	155
Accounts Payable	2,648	1,617
Accrued Payroll and Employee Benefits	975	1,278
Other Accrued Expenses	505	563

Total current liabilities	5,259	4,509

Long-term Debt	12,434	12,482
Supplemental Retirement Plan	4,802	4,718
Net Long-term Liabilities of Discontinued Operations	287	397
Other liabilities	417	428

Common Shareholders' Equity:
Common Stock, $.01 par value
Authorized 20,000,000 shares, issued
6,527,047 in 2004, 6,483,128 in 2003	65	65
Class B Common Stock, $.01 par value
Authorized 5,000,000 shares, issued
2,018,715 in 2004, 2,042,926 in 2003	20	20
Additional Paid-in Capital	3,303	3,269
Accumulated Other Comprehensive Income	325	365
Retained Earnings	23,166	22,940

	26,879	26,659
Less Treasury Stock: 784,250 shares in 2004
and 2003	3,719	3,719

Total Shareholders' Equity	23,160	22,940

	$46,359	$45,474

See notes to financial statements.

ASTRONICS CORPORATION

Consolidated Statement of Income and Retained Earnings
Three Months Ended April 3, 2004
With Comparative Figures for 2003

	(Dollars in Thousands)
	(Unaudited)

	2004	2003

Net Sales	$8,969	$8,686

Costs and Expenses:
Cost of products sold	7,281	6,698
Selling, general and administrative expenses	1,267	1,475
Interest expenses, net of interest income of $38 in 2004 and $20 in 2003	57	73

Total costs and expenses	8,605	8,246

Income from Continuing
Operations Before Income Taxes	364	440

Provision for Income Taxes	138	163

Income from Continuing Operations	226	277
Income from Discontinued Operations	-	281

Net Income	226	558

Retained Earnings:

Beginning of Period	22,940	42,831
Spin off of MOD-PAC CORP.	-	(21,003)

End of period	$23,166	$22,386

Earnings per share:

Basic Earnings per share:
Continuing operations	$.03	$.03
Discontinued operations	-	.04

Net Income	$.03	$.07

Diluted Earnings per share:
Continuing operations	$.03	$.03
Discontinued operations	-	.04

Net Income	$.03	$.07

ASTRONICS CORPORATION

Consolidated Statement of Cash Flows
Three Months Ended April 3, 2004
With Comparative Figures for 2003

	(Dollars in Thousands)
	(Unaudited)
	2004	2003

Cash Flows from Operating Activities:
Income From Continuing Operations	$226	$277
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and Amortization	323	323
Other	118	(70)
Cash flows from changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts Receivable	(1,245)	(758)
Inventories	(411)	134
Prepaid Expenses	40	(171)
Accounts Payable	1,036	839
Income Taxes	105	268
Accrued Expenses	(359)	(526)

Net Cash (used in) provided by Operating Activities	(167)	316

Cash Flows from Investing Activities:
Change in Other Assets	(55)	(33)
Capital Expenditures	(90)	(48)

Net Cash used in Investing Activities	(145)	(81)

Cash Flows from Financing Activities:
Principal Payments on Long-term Debt and Capital Lease
Obligations	(36)	(17)
Due from MOD-PAC CORP.	-	3,706
Proceeds from Issuance of Stock	4	24
Purchase of Treasury Stock	-	(1,088)

Net Cash (used in) provided by Financing Activities	(32)	2,625

Effect of Exchange Rate Change on Cash	(15)	7

Cash (used in) provided by Continuing Operations	(359)	2,867
Cash (used in) provided by Discontinued Operations	(29)	(61)

Net increase (decrease) in Cash and Cash Equivalents	(388)	2,806

Cash and Cash Equivalents at Beginning of Period	11,808	7,722

Cash and Cash Equivalents at End of Period	$11,420	$10,528

Cash payments for:
Interest	$107	$93
Income taxes	-	212
See notes to financial statements.

ASTRONICS CORPORATION

Notes to Financial Statements

April 3, 2004

1)

Basis of Presentation

The accompanying unaudited statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the three-month period ended April 3, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in Astronics Corporation's (the" Company") 2003 annual report to shareholders.

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

Stock Based Compensation - For purposes of pro forma disclosures, the estimated fair value of the Company's stock options at the date of grant is amortized to expense over the options' vesting period. The Company's pro forma information for the first three months of 2004 and 2003 is presented in the table below:

	2004	2003

(in thousands except per share data)
Income from Continuing Operations as reported	$226	$277

Adjustments to record compensation expense for stock option awards under the fair value method of accounting	(85)	(112)

Pro Forma Income from Continuing Operations	$141	$165

Net Income as reported	$226	$558

Adjustments to record compensation expense for stock option awards under the fair value method of accounting	(85)	(132)

Pro Forma Net Income	$141	$426

Pro Forma Basic Earnings Per Share:
Continuing Operations	$0.02	$0.02
Net Income	$0.02	$0.05

Pro Forma Diluted Earnings Per Share:
Continuing Operations	$0.02	$0.02
Net Income	$0.02	$0.05

2)	Discontinued Operations

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

3)	Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

(in thousands)
	April 3, 2004 (Unaudited)	December 31, 2003

Finished Goods	$469	$501
Work in Progress	1,235	1,166
Raw Material	4,402	4,040

	$6,106	$5,707

4)

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments and mark to market adjustments for derivatives. Total comprehensive income (loss) was $ 186 and $(247) for the first quarter of 2004 and 2003 respectively.

5)	Earnings Per Share

	The following table sets forth the computation of earnings per share:
		Three Months ended
	(in thousands, except for per share data)	April 3, 2004	March 29, 2003

	Income from continuing operations	$226	$277
	Income from discontinued operations	-	281
	Net Income	$226	$558
	Basic earnings per Share weighted average shares	7,750	7,832
	Net effect of dilutive stock options	65	91
	Diluted earnings per share weighted average shares	7,815	7,923

	Basic earnings per share:
	Continuing operations	$.03	$.03
	Discontinued operation	-	.04
	Net Income	$.03	$.07

	Diluted earnings per share:
	Continuing operations	$.03	$.03
	Discontinued operation	-	.04
	Net Income	$.03	$.07

6)	Supplemental Retirement Plan and Related Post Retirement Benefits

	The Company has a non- qualified supplemental retirement defined benefit plan for certain executives. The following table sets forth information regarding the net periodic pension cost for the plan.
		Three Months ended
	(in thousands)	April 3, 2004	March 29, 2003

	Service cost	$6	$7
	Interest cost	78	88
	Amortization of prior service cost	27	22
	Amortization of net actuarial losses	-	13
	Net periodic cost	$111	$130

	Participants in the non-qualified supplemental retirement plan are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The following table sets forth information regarding the net periodic pension cost recognized for those benefits.
		Three Months ended
	(in thousands)	April 3, 2004	March 29, 2003

	Service cost	$1	$1
	Interest cost	5	5
	Amortization of prior service cost	4	4
	Amortization of net actuarial losses	-	2
	Net periodic cost	$10	$12

ASTRONICS CORPORATION
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

(The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K for the year ended December 31, 2003.)

The following table sets forth income statement data as a percent of net sales:

	Percent of Net Sales
	Three Months Ended

	April 3	March 29
	2004	2003

Net Sales	100.0%	100.0%

Cost of products sold	81.2	77.1
Selling, general and
administrative and interest expense	14.8	17.8

	96.0%	94.9%

Operating Income	4.0%	5.1%

NET SALES	Net sales for the first quarter of 2004 increased 3% to $9.0 million compared with $8.7 million for the same period last year. Sales were strong for all markets. Sales to the Business Jet market were $2.5 million, up $.4 million, or 19%, compared with the same period in 2003. Sales to the Commercial Transport market were up $.2 million, or 14% to $1.9 million compared with the year ago period. Sales to the military market were $4.2 million, down from $4.6 million in the same period of 2003. Last year's first quarter included $.5 million in revenue from the U.S. Government's F-16 NVIS retrofit program, which was completed in 2003. Sales to other markets totaled $.4 million for the first quarter of 2004 and $.3 million for the first quarter of 2003.

EXPENSES AND MARGINS	Cost of products sold as a percentage of net sales increased 4.1 percentage points to 81.2% for the first quarter of 2004 compared to 77.1% for the same period last year. The increase is primarily the result of increased engineering and development costs related to new programs that are in the design and development stages. These costs are related primarily to an increase in engineering personnel as well as increased costs for goods and services supplied by vendors such as qualification testing and out sourced testing and design work as compared to last year's first quarter. As compared to last years first quarter the company's spending for these efforts increased by approximately $500 thousand. Excluding the effect of the increased spending on engineering and developmental costs gross margins would have been relatively consistent with last year.

Selling, general and administrative and interest cost as a percent of sales was 14.8% for the first quarter of 2004 compared with 17.8% for the same period of 2003. The decrease is primarily attributable to a reduction in personnel related costs as compared with the same period last year and to a lesser extent an overall reduction in general spending activity for the period.

INCOME FROM CONTINUING OPERATION BEFORE TAXES

Income from continuing operations before taxes for the first quarter of 2004 was $364 thousand or 4.0% of sales compared with $440 thousand or 5.1% of sales for the same period of 2003. This decrease both in dollars and as a percentage of sales is attributable to the increased engineering and development costs offset partially by the decrease in selling, general and administrative expenses that were previously discussed.

TAXES

Our effective income tax rate for the first quarter of 2004 was 37.9 % compared to 37.0 % for the same period last year. This effective rate is greater than the effective rate for the year ended December 31, 2003 due to the recognition in the fourth quarter of 2003 of research and development tax credits related to prior years.

EARNINGS PER SHARE FROM CONTINUING OPERATIONS	Diluted Earnings per share from continuing operations was $ .03 for the first quarter of both 2004 and 2003. Changes in the number of shares outstanding did not impact the calculation significantly.

INCOME FROM DISCONTINUED OPERATIONS

Income from discontinued operations during the first quarter of 2004 was $ 0 as compared with $281 thousand for the same period in 2003. The first quarter of 2003 included activities of the discontinued Electroluminescent Lamp Group and activities through March 14, 2003 for it's former subsidiary, MOD-PAC CORP.. MOD-PAC CORP. was spun off effective March 14, 2003. The Electroluminescent Lamp Group wound down it's operations during 2003 and no future impact on Income is expected.

NET INCOME AND EARNINGS PER SHARE

Net income totaled $ 226 thousand for the first quarter of 2004 compared to $ 558 thousand for the first quarter of 2003. The decreases in Net Income and Earnings Per Share are primarily a result in the reduction of income from discontinued operations as discussed under that heading. Changes in the number of shares outstanding did not impact the earnings Per Share calculation significantly.

LIQUIDITY

Cash used by operating activities was $167 thousand during the first quarter of 2004, as a result of net income plus depreciation and amortization and changes in working capital components. All of the use of cash in operations was a result of the increase in investment in working capital components, which total $834 thousand. This investment in working capital was primarily a result of the timing of shipments and inventory purchases which was weighted heavily towards the last half of the quarter. In addition to the timing of shipments and purchases of inventory just discussed, during our first quarter we fund our annual company contribution to our profit sharing/401k plan for the previous year which is a use of cash that affects only the first quarter each year.

The Company's capital expenditures for the quarter was $90 thousand. Capital expenditures for the balance of 2004 are expected to be consistent with prior years, in the range of $500 thousand to $1 million and are expected to be financed from cash on hand and cash flows from operations.

The Company has an $8,000,000 line of credit facility available. As of April 3, 2004 the Company had not borrowed against the line of credit. The line is subject to annual review and is payable on demand. The line of credit, among other requirements, imposes certain financial performance covenants with which the Company maintains compliance.

The Company has a cash balance of slightly over $11 million at April 3, 2004 available.

The Company believes that cash balances at April 3, 2004 and, cash flow from operations will be adequate to meet the Company's operational and capital expenditure requirements for 2004.

BACKLOG	The Company's backlog at April 3, 2004 was $23.0 million compared with $18.8 million at the end of the first quarter of 2003.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS	The Company's contractual obligations and commercial commitments have not changed materially from disclosures in the Company's Form 10-K for the year ended December 31, 2003

MARKET RISK	Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 for a complete discussion of the Company's market risk. There have been no material changes in the current year regarding this market risk information.

CRITICAL ACCOUNTING POLICIES	Refer to the Company's annual report on Form 10-K for the year ended December 31, 2003 for a complete discussion of the Company's critical accounting policies. There have been no material changes in the current year regarding these critical accounting policies.

NEW ACCOUNTING PRONOUNCEMENTS	There are no recently issued accounting standards that will have a material impact on our financial position or results of operations

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

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of April 3, 2004. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of April 3, 2004. There were no material changes in the Company's internal control over financial reporting during the first quarter of 2004.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.            Changes in Securities and Use of Proceeds.

Period	(a) Total number of shares Purchased	(b) Average Price Paid per Share	(c) total number of shares Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 30, 2004	-	-	-	432,956
January 31 - February 28, 2004	-	-	-	432,956
February 29 - April 3, 2004	-	-	-	432,956
Total	-	-	-	432,956

Item 3.	Defaults Upon Senior Securities.

	None.

Item 4.	Submission of Matters to a Vote of Securities Holders.

	At the annual meeting of shareholders held April 29, 2004, the nominees to the Board of Directors were re-elected based on the following results:

	Nominees	Votes For	Votes Withholding Authority

	Robert T. Brady	20,792,217	1,018,736
	John B. Drenning	20,609,513	1,201,440
	Peter J. Gundermann	20,729,226	1,081,727
	Kevin T. Keane	20,596,463	1,214,490
	Robert J. McKenna	20,785,071	1,025,882

The selection of Ernst & Young LLP as the Registrant's auditors was approved by the following vote: 20,667,892 in favor; 777,039 against; and 366,022 abstentions.

The proposal to rescind the Company's SERP was defeated by the following vote:  4,976,927 in favor; 16,345,241 against; and 488,785 abstentions.

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
	(a) Exhibits

	Exhibit 31.1 Section 302 Certification - Chief Executive Officer
	Exhibit 31.2 Section 302 Certification - Chief Financial Officer
	Exhibit 32. Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Reports of Form 8-K

	The Company filed an 8-K on January 30, 2004, regarding its press release of its 2003 annual earnings. The Company filed an 8-K on February 9, 2004, regarding Mr. Kevin T. Keane's (the Company's Chairman of the Board) adoption of a written plan pursuant to 10b5-1 of the Securities Exchange Act of 1934. The Company filed an 8-K on April 29, 2004 , regarding its press release of its 2004 first quarter earnings. The Company filed an 8-K/A on May 5, 2004 , regarding its press release of its 2004 first quarter earnings

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRONICS CORPORATION

(Registrant)

Date: May 14, 2004	By: /s/ David C. Burney

David C. Burney Vice President-Finance and Treasurer (Principal Financial Officer)