Form 10-Q
period 2004-08-13
ASTRONICS CORP
filed 2004-08-13
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 3, 2004
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

As of July 3, 2004 7,761,512 shares of common stock were outstanding consisting of 5,880,371 shares of common stock ($.01 par value) and 1,881,141 shares of Class B common stock ($.01 par value).

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements

ASTRONICS CORPORATION
Consolidated Balance Sheet
July 3, 2004
With Comparative Figures for December 31, 2003

	(Dollars in Thousands)
	July 3, 2004	December 31,
	(Unaudited)	2003

Current Assets:
Cash	$11,015	$11,808
Accounts Receivable	5,368	4,383
Inventories	6,202	5,707
Prepaid Expenses	1,379	1,378
Total Current Assets	23,964	23,276

Property, Plant and Equipment, at cost	24,724	24,335
Less Accumulated Depreciation and Amortization	9,723	9,216
Net Property, Plant and Equipment	15,001	15,119

Deferred Income Taxes	1,073	1,165
Goodwill	2,416	2,444
Other Assets	3,553	3,470
Total Assets	$46,007	$45,474

Current Liabilities:
Current Maturities of Long-term Debt	$894	$896
Net Current Liabilities of Discontinued Operations	375	155
Accounts Payable	2,324	1,617
Accrued Payroll and Employee Benefits	1,225	1,278
Other Accrued Expenses	332	563
Total current liabilities	5,150	4,509

Long-term Debt	11,987	12,482
Supplemental Retirement Plan	4,895	4,718
Net Long-term Liabilities of Discontinued Operations	160	397
Other liabilities	577	428

Common Shareholders' Equity:
Common Stock, $.01 par value
Authorized 20,000,000 shares, issued
6,558,809 in 2004, 6,483,128 in 2003	65	65
Class B Common Stock, $.01 par value
Authorized 5,000,000 shares, issued
1,986,953 in 2004, 2,042,926 in 2003	20	20
Additional Paid-in Capital	3,303	3,269
Accumulated Other Comprehensive Income	346	365
Retained Earnings	23,223	22,940
	26,957	26,659
Less Treasury Stock: 784,250 shares in 2004
and 2003	3,719	3,719
Total Shareholders' Equity	23,238	22,940

	$46,007	$45,474

See notes to financial statements.

ASTRONICS CORPORATION

Consolidated Statement of Income and Retained Earnings
Period Ended July 3, 2004
With Comparative Figures for 2003

(Dollars in Thousands)
(Unaudited)
Six Months Ended	Three Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003

Net Sales	$17,909	$17,247	$8,940	$8,562

Costs and Expenses:
Cost of products sold	14,772	13,430	7,491	6,734
Selling, general and administrative expenses	2,532	2,891	1,265	1,413
Interest expenses, net of interest income of $45 in 2004 and $93 in 2003	142	94	85	21
Total costs and expenses	17,446	16,415	8,841	8,168

Income from Continuing
Operations Before Income Taxes	463	832	99	394

Provision for Income Taxes	180	312	42	151

Income from Continuing Operations	283	520	57	243
Income from discontinued Operations	-	327	0	48
Net Income	$283	$847	$57	$291

Retained Earnings:

Beginning of period	$22,940	$42,831
Spin off of MOD-PAC CORP.	-	(21,003)

End of period	$23,223	$22,675

Earnings per share:

Basic Earnings per share:
Continuing operations	$.04	$.07	$.01	$.03
Discontinued operations	-	.04	-	.01
Net Income	$.04	$.11	$.01	$.04
Diluted Earnings per share:
Continuing operations	$.04	$.07	$.01	$.03
Discontinued operations	-	.04	-	.01
Net Income	$.04	$.11	$.01	$.04

See notes to financial statements.

ASTRONICS CORPORATION

Consolidated Statement of Cash Flows
Six Months Ended July 3, 2004
With Comparative Figures for 2003

	(Dollars in Thousands)
	(Unaudited)
	July 3, 2004	June 28, 2003
Cash Flows from Operating Activities:
Income From Continuing Operations	$283	$520
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and Amortization	658	608
Other	214	107
Cash flows from changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts Receivable	(1,007)	(586)
Inventories	(517)	369
Prepaid Expenses	(141)	(373)
Accounts Payable	715	270
Income Taxes	162	(149)
Accrued Expenses	(110)	(525)
Net Cash provided by Operating Activities	257	241

Cash Flows from Investing Activities:
Additions to Other Assets	(133)	(57)
Capital Expenditures	(405)	(129)

Net Cash used in Investing Activities	(538)	(186)

Cash Flows from Financing Activities:
Principal Payments on Long-term Debt and Capital Lease
Obligations	(474)	(458)
Due from MOD-PAC CORP.	-	4,751
Proceeds from Issuance of Stock	4	24
Purchase of Treasury Stock	-	(1,104)

Net Cash (used in) provided by Financing Activities	(470)	3,213

Effect of Exchange Rate Change on Cash	(25)	25

Cash (used in) provided by Continuing Operations	(776)	3,293
Cash (used in) Discontinued Operations	(17)	(181)
Net increase (decrease) in Cash and Cash Equivalents	(793)	3,112

Cash and Cash Equivalents at Beginning of Period	11,808	7,722
Cash and Cash Equivalents at End of Period	$11,015	$10,834
Cash payments for:
Interest	$214	$233
Income taxes	(30)	1,009
See notes to financial statements.

ASTRONICS CORPORATION

Notes to Financial Statements

July 3, 2004

1)

Basis of Presentation

The accompanying unaudited statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the six-month period ended July 3, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in Astronics Corporation's (the "Company") 2003 annual report to shareholders.

Stock Based Compensation - The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. The measurement prescribed by APB Opinion No. 25 does not recognize compensation expense if the exercise price of the stock option equals the market price of the underlying stock on the date of grant. Accordingly, no compensation expense related to stock options has been recorded in the financial statements.

For purposes of pro forma disclosures, the estimated fair value of the Company's stock options at the date of grant is amortized to expense over the options' vesting period.  The Company's pro forma information for the 2004 and 2003 first six months and second quarters are presented in the table below:

(Dollars in Thousands)
(Unaudited)
Six Months Ended		Three Months Ended
July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003

Income from Continuing Operations as reported	$283	$520	$57	$243

Adjustments to record compensation expense for stock option awards under the fair value method of accounting	$(188)	$(278)	$(104)	$(146)

Pro Forma Income (loss) from Continuing Operations	$95	$242	$(47)	$97

Net Income as reported	$283	$847	$57	$291

Adjustments to record compensation expense for stock option awards under the fair value method of accounting	$(188)	$(65)	$(104)	$68

Pro Forma Net Income (loss)	$95	$782	$(47)	$359
Pro Forma Basic Earnings (loss) Per Share:
Continuing Operations	$0.01	$0.03	$(0.01)	$0.01
Net Income	$0.01	$0.10	$(0.01)	$0.05
Pro Forma Diluted Earnings (loss) Per Share:
Continuing Operations	$0.01	$0.03	$(0.01)	$0.01
Net Income	$0.01	$0.10	$(0.01)	$0.05

2)	Discontinued Operations

On September 26, 2002, the Company announced the spin-off of its wholly owned subsidiary MOD-PAC CORP., which operated the Printing and Packaging business segment. That spin-off was completed on March 14, 2003. As such the net assets and equity of MOD-PAC CORP. were removed from the balance sheet of the Company on March 14, 2003 resulting in a reduction of the Company's retained earnings and related net assets of $21.0 million. In December of 2002 the Company announced the discontinuance of the Electroluminescent Lamp Business Group, whose business involved sales of microencapsulated electroluminescent lamps to customers in the consumer electronics industry. The operations of the printing and packaging business segment through the spin-off date of March 14, 2003 and the results of operations of the Electroluminescent Lamp Business Group have been reported as discontinued operations in the financial statements of the Company.

3)	Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

(in thousands)
	July 3, 2004 (Unaudited)	December 31, 2003

Finished Goods	$506	$501
Work in Progress	1,270	1,166
Raw Material	4,426	4,040
	$6,202	$5,707

4)

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments and mark to market adjustments for derivatives. Total comprehensive income was $78 and $549 for the second quarter of 2004 and 2003 respectively and $264 and $1,285 for 2004 and 2003 year to date.

5)	Earnings Per Share

The following table sets forth the computation of earnings per share:

	Six Months Ended		Three Months Ended
(in thousands, except for per share data)	July 4, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Income from continuing operations	$283	$520	$57	$243
Income from discontinued operations	-	327	-	48
Net Income	$283	$847	$57	$291
Basic earnings per Share weighted average shares	7,762	7,784	7,762	7,736
Net effect of dilutive stock options	54	63	54	36
Diluted earnings per share weighted average shares	7,816	7,847	7,816	7,772

Basic earnings per share:
Continuing operations	$0.04	0.07	0.01	$0.03
Discontinued operation	-	0.04	-	0.01
Net Income	$0.04	0.11	0.01	$0.04

Diluted earnings per share:
Continuing operations	$0.04	0.07	0.01	$0.03
Discontinued operation	-	0.04	-	0.01
Net Income	$0.04	0.11	0.01	$0.04

6)	Supplemental Retirement Plan and Related Post Retirement Benefits

The Company has a non- qualified supplemental retirement defined benefit plan for certain executives. The following table sets forth information regarding the net periodic pension cost for the plan.

	Six Months Ended		Three Months Ended
(in thousands)	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003

Service cost	$12	$14	$6	$7
Interest cost	156	176	78	88
Amortization of prior service cost	54	44	27	22
Amortization of net actuarial losses	-	26	-	13
Net periodic cost	$222	$260	$111	$130

Participants in the non-qualified supplemental retirement plan are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The following table sets forth information regarding the net periodic pension cost recognized for those benefits.

	Six Months Ended		Three Months Ended
(in thousands)	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003

Service cost	$2	$2	$1	$1
Interest cost	10	10	5	5
Amortization of prior service cost	8	8	4	4
Amortization of net actuarial losses	-	4	-	2
Net periodic cost	$20	$24	$10	$12

ASTRONICS CORPORATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

(The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K for the year ended December 31, 2003.)

The following table sets forth income statement data as a percent of net sales:

	Percent of Net Sales		Percent of Net Sales
	Six Months Ended		Three Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003

Net Sales	100%	100%	100%	100%

Cost of products sold	82.5	77.9	83.8	78.6
Selling, general and
administrative and interest expense	14.9	17.3	15.1	16.7
	97.4%	95.2%	98.9%	95.3%

Operating Income	2.6%	4.8%	1.1%	4.7%

NET SALES	Net sales for the second quarter of 2004 increased 4.4% to $8.94 million compared with $8.56 million for the same period last year. The 4.4% increase in sales in the 2004 second quarter was the result of a 30.8% increase in sales to the business jet market. Sales to this market were $2.7 million in the 2004 second quarter, up $.6 million from sales of $2.1 million in the second quarter last year. The increase more than offset lower sales to the military and commercial transport markets. Military sales in the second quarter of this year were $4.1 million, down $.4 million from the same period last year. Sales to the commercial transport market in the 2004 second quarter were $1.6 million compared with $1.7 million in the same period last year.

For the six month period ended July 3, 2004, Astronics had net sales of $17.9 million, a 3.8% increase over the first six months of last year. This increase was the result of a $1.0 million increase in business jet market sales and slightly higher sales to the commercial transport market. These increases more than offset the $782 thousand decline in sales to the military. Excluding $718 thousand in sales for the completed U.S. F-16 NVIS program in the first half of last year, sales to the military for this year's first half were relatively flat.

EXPENSES AND MARGINS	Cost of products sold as a percentage of net sales increased 5.2 percentage points to 83.8% for the second quarter of 2004 compared to 78.6% for the same period last year. The increase is primarily the result of increased engineering and development costs related to new products that are in the design and development stages. These increases are a result of an increase in engineering personnel as well as increased costs for goods and services supplied by vendors such as qualification testing and out sourced design work as compared to last year's second quarter. As compared to last years second quarter the company's spending for these efforts increased by approximately $.4 million. Excluding the effect of the increased spending on engineering and developmental costs gross margins would have been relatively consistent with last year. For the first six months cost of products sold as a percentage of net sales increased 4.6 percentage points to 82.5% in 2004 from 77.9% for the same period of 2003. The increase is a result of a $.9 million increase in engineering and development spending as compared to the same period last year. Over the next six months we expect these costs to continue at or slightly above the current rates.

Selling, general and administrative and interest cost as a percent of sales was 15.1% for the second quarter of 2004 compared with 16.7% for the same period of 2003. The decrease is primarily attributable to a reduction in personnel related costs as compared with the same period last year and to a lesser extent an overall reduction in general spending activity for the period. Year to date Selling, general and administrative costs as a percent of sales decreased to 14.9% in 2004 compared with 17.3% in 2003. The decrease is primarily attributable to a reduction in personnel related costs as compared with the same period last year and to a lesser extent an overall reduction in general spending activity for the period.

INCOME FROM CONTINUING OPERATION BEFORE TAXES

Income from continuing operations before taxes for the second quarter of 2004 was $99 thousand or 1.1% of sales compared with $394 thousand or 4.7% of sales for the same period of 2003. This decrease both in dollars and as a percentage of sales is attributable to the increased engineering and development costs offset partially by the decrease in selling, general and administrative expenses that were previously discussed. On a year-to-date basis income from continuing operations before taxes declined from $832 thousand in 2003 to $463 thousand in 2004. This decrease is also a result of the increased engineering and development costs offset partially by the decrease in selling, general and administrative expenses.

TAXES

Our effective income tax rate for the second quarter of 2004 was 42.9 % compared to 38.3 % for the same period last year. The increase of the effective rate during this period is a result of the portion of our tax that is based on capital rather than on income representing a greater portion of our income tax expense for the period. On a year to date basis our effective rate for 2004 is 38.8% as compared with 37.5% for the same period of 2003.

EARNINGS PER SHARE FROM CONTINUING OPERATIONS

Diluted Earnings per share from continuing operations was $ .01 for the second quarter of 2004 and $.03 for the second quarter of 2003. Year to date diluted earnings per share from continuing operations were $.04 and $.07 for 2004 and 2003 respectively. Changes in the number of shares outstanding did not impact the calculation significantly.

INCOME FROM DISCONTINUED OPERATIONS

Income from discontinued operations during the second quarter of 2004 was $ 0 as compared with $48 thousand for the same period in 2003. The second quarter of 2003 included activities of the discontinued Electroluminescent Lamp Group. Year to date income from discontinued operations was $0 and $327 thousand for 2004 and 2003 respectively. 2003 discontinued operations included activities through March 14, 2003 for it's former subsidiary, MOD-PAC CORP.. MOD-PAC CORP. was spun off effective March 14, 2003. Also included in this period was the activities for the Electroluminescent Lamp Group that wound down it's operations during 2003. No future impact on income is expected from these discontinued operations.

NET INCOME AND EARNINGS PER SHARE

Net income totaled $57 thousand or $.01 per diluted share for the second quarter of 2004 compared to $ 291 thousand or $.04 per diluted share for the second quarter of 2003. The decreases in Net Income and Earnings Per Share are primarily a result in the reduction of income from continuing operations and discontinued operations as discussed under those headings. Changes in the number of shares outstanding did not impact the earnings Per Share calculation significantly.

LIQUIDITY

Cash provided by operating activities was $257 thousand during the first half of 2004, as a result of net income plus depreciation and amortization and changes in working capital components.

The Company's capital expenditures for the first half of 2004 totaled $405 thousand. Capital expenditures for the balance of 2004 are expected to be consistent with prior years, in the range of $250 thousand to $500 thousand and are expected to be financed from cash on hand and cash flows from operations.

The Company has an $8,000,000 line of credit facility available. As of July 3, 2004 the Company had not borrowed against the line of credit. The line is subject to annual review and is payable on demand. The line of credit, among other requirements, imposes certain financial performance covenants with which the Company maintains compliance.

The Company has a cash balance of slightly over $11 million at July 3, 2004.

The Company believes that cash balances and cash flow from operations will be adequate to meet the Company's operational and capital expenditure requirements for 2004.

BACKLOG	The Company's backlog at July 3, 2004 was $22.3 million compared with $18.4 million at the end of the second quarter of 2003 and $18.7 million at December 31, 2003.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS	The Company's contractual obligations and commercial commitments have not changed materially from disclosures in the Company's Form 10-K for the year ended December 31, 2003

MARKET RISK	Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 for a complete discussion of the Company's market risk. There have been no material changes in the current year regarding this market risk information.

CRITICAL ACCOUNTING POLICIES	Refer to the Company's annual report on Form 10-K for the year ended December 31, 2003 for a complete discussion of the Company's critical accounting policies. There have been no material changes in the current year regarding these critical accounting policies.

NEW ACCOUNTING PRONOUNCE-MENTS	There are no recently issued accounting standards that will have a material impact on our financial position or results of operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains "forward-looking statements". Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results expressed or implied by such statements, including general economic and business conditions affecting our customers and suppliers, competitors' responses to our products and services, particularly with respect to pricing, the overall market acceptance of such products and services. We use words like "will," "may," "should," "plan," "believe," "expect," "anticipate," "intend," "future" and other similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of their respective dates. These forward-looking statements are based on our current expectations and are subject to number of risks and uncertainties. Our actual operating results could differ materially from those predicted in these forward-looking statements, and any other events anticipated in the forward-looking statements may not actually occur.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See Market Risk in Item 2, above.

Item 4.	Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of July 3, 2004. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of July 3, 2004. There were no material changes in the Company's internal control over financial reporting during the second quarter of 2004.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Changes in Securities and Use of Proceeds.

Period	(a) Total number of shares Purchased	(b) Average Price Paid per Share	(c) total number of shares Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 4 - May 1, 2004	-	-	-	432,956
May 2 - May 30, 2004	-	-	-	432,956
May 31 - July 3, 2004	-	-	-	432,956
Total	-	-	-	432,956

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Securities Holders.

None

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K
(a) Exhibits

Exhibit 31.1 Section 302 Certification - Chief Executive Officer

Exhibit 31.2 Section 302 Certification - Chief Financial Officer

Exhibit 32. Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

The Company filed an 8-K on April 29, 2004 , regarding its press release of its 2004 first quarter earnings. The Company filed an 8-K/A on May 5, 2004 , regarding its press release of its 2004 first quarter earnings.

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRONICS CORPORATION

(Registrant)

Date: August 13, 2004	By: /s/ David C. Burney

David C. Burney Vice President-Finance and Treasurer (Principal Financial Officer)

Exhibit 31.1

SECTION 302 CERTIFICATION

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

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

a.

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.

Evaluated the effectiveness of the registrant's disclosure controls and procedures presented in this report our conclusions about effectiveness of the disclosure controls and procedures, as of the end of the period covered this based on such evaluation; and

c.

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies in the design or operation of internal control which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

Date: August 13, 2004

/s/ Peter J. Gundermann

Peter J. Gundermann

President and Chief Executive Officer

Exhibit 31.2

SECTION 302 CERTIFICATION

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

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

a.

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.

Evaluated the effectiveness of the registrant's disclosure controls and procedures presented in this report our conclusions about effectiveness of the disclosure controls and procedures, as of the end of the period covered this based on such evaluation; and

c.

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies in the design or operation of internal control which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

Date: August 13, 2004

/s/ David C. Burney

David C. Burney

Chief Financial Officer

Exhibit 32

SECTION 906 CERTIFICATION

We, Peter J. Gundermann, Chief Executive Officer of Astronics Corporation (the "Company")and David C. Burney Chief Financial Officer of Astronics Corporation, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1.	The Quarterly Report on Form 10-Q of the Company for the quarter ended July 3, 2004 (the "Report") fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 13, 2004	/s/ Peter J. Gundermann
Peter J. Gundermann Title: Chief Executive Officer

Dated: August 13, 2004	/s/ David C. Burney
David C. Burney Title: Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.