Form 10-Q
period 2004-11-15
ASTRONICS CORP
filed 2004-11-16
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 2, 2004
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

As of October 2, 2004 7,761,512 shares of common stock were outstanding consisting of 5,898,173 shares of common stock ($.01 par value) and 1,863,339 shares of Class B common stock ($.01 par value).

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ASTRONICS CORPORATION
Consolidated Balance Sheet
October 2, 2004
With Comparative Figures for December 31, 2003

	(Dollars in Thousands)
	October 2, 2004	December 31,
	(Unaudited)	2003
Current Assets:
Cash	$11,383	$11,808
Accounts Receivable	5,677	4,383
Inventories	6,607	5,707
Prepaid Expenses	1,047	1,378
Total Current Assets	24,714	23,276

Property, Plant and Equipment, at cost	25,063	24,335
Less Accumulated Depreciation and Amortization	10,008	9,216
Net Property, Plant and Equipment	15,055	15,119

Deferred Income Taxes	1,124	1,165
Goodwill	2,518	2,444
Other Assets	3,403	3,470
Total Assets	$46,814	$45,474

Current Liabilities:
Current Maturities of Long-term Debt	$901	$896
Net Current Liabilities of Discontinued Operations	494	155
Accounts Payable	2,896	1,617
Accrued Payroll and Employee Benefits	1,340	1,278
Other Accrued Expenses	545	563
Total current liabilities	6,176	4,509

Long-term Debt	12,027	12,482
Supplemental Retirement Plan	4,988	4,718
Net Long-term Liabilities of Discontinued Operations	-	397
Other liabilities	550	428

Common Shareholders' Equity:
Common Stock, $.01 par value
Authorized 20,000,000 shares, issued
6,558,809 in 2004, 6,483,128 in 2003	66	65
Class B Common Stock, $.01 par value
Authorized 5,000,000 shares, issued
1,986,953 in 2004, 2,042,926 in 2003	19	20
Additional Paid-in Capital	3,303	3,269
Accumulated Other Comprehensive Income	540	365
Retained Earnings	22,864	22,940
	26,792	26,659
Less Treasury Stock: 784,250 shares in 2004
and 2003	3,719	3,719
Total Shareholders' Equity	23,073	22,940

	$46,814	$45,474

See notes to financial statements.

ASTRONICS CORPORATION

Consolidated Statement of Income and Retained Earnings
Period Ended October 2, 2004
With Comparative Figures for 2003

	(Dollars in Thousands)
	(Unaudited)
	Nine-Months Ended		Three-Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003

Net Sales	$26,358	$24,855	$8,449	$7,607

Costs and Expenses:
Cost of products sold	22,241	19,935	7,469	6,505
Selling, general and		4,381	1,363	1,488
administrative expenses	3,895
Interest expenses, net of		143	61	50
interest income of $72 in
2004 and $140 in 2003	203
Total costs and expenses	26,339	24,459	8,893	8,043

Income (loss) from Continuing
Operations Before Income Taxes	19	396	(444)	(436)

Provision for Income Taxes	95	156	(85)	(156)

Income (loss) from Continuing Operations	(76)	240	(359)	(280)
Income (loss) from discontinued Operations	-	312	-	(17)
Net Income (loss)	$(76)	$552	$(359)	$(297)

Retained Earnings:

Beginning of period	$22,940	$42,831
Spin off of MOD-PAC CORP.	-	(21,003)
End of period	$22,864	$22,380

Earnings (loss) per share:

Basic Earnings (loss) per share:
Continuing operations	$(.01)	$.03	$(.05)	$(.04)
Discontinued operations	-	.04	-	-
Net Income (loss)	$(.01)	$.07	$(.05)	$(.04)
Diluted Earnings (loss) per share:
Continuing operations	$(.01)	$.03	$(.05)	$(.04)
Discontinued operations	-	.04	-	-
Net Income (loss)	$(.01)	$.07	$(.05)	$(.04)

See notes to financial statements.

ASTRONICS CORPORATION

Consolidated Statement of Cash Flows
Nine-Months Ended October 2, 2004
With Comparative Figures for 2003

	(Dollars in Thousands)
	(Unaudited)
	October 2, 2004	September 27, 2003
Cash Flows from Operating Activities:
Income (loss) From Continuing Operations	$(76)	$240
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and Amortization	995	911
Other	387	320
Cash flows from changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts Receivable	(1,231)	(111)
Inventories	(841)	356
Prepaid Expenses	(13)	(348)
Accounts Payable	1,259	307
Income Taxes	386	(433)
Accrued Expenses	191	(289)
Net Cash provided by Operating Activities	1,057	953

Cash Flows from Investing Activities:
Additions to Other Assets	(204)	(147)
Capital Expenditures	(682)	(286)

Net Cash used in Investing Activities	(886)	(433)

Cash Flows from Financing Activities:
Principal Payments on Long-term Debt and Capital Lease
Obligations	(507)	(493)
Due from MOD-PAC CORP.	-	4,751
Proceeds from Issuance of Stock	4	24
Purchase of Treasury Stock	-	(1,104)

Net Cash (used in) provided by Financing Activities	(503)	3,178

Effect of Exchange Rate Change on Cash	(35)	23

Cash (used in) provided by Continuing Operations	(367)	3,721
Cash (used in) Discontinued Operations	(58)	(269)
Net increase (decrease) in Cash and Cash Equivalents	(425)	3,452

Cash and Cash Equivalents at Beginning of Period	11,808	7,722
Cash and Cash Equivalents at End of Period	$11,383	$11,174

Cash payments for:
Interest	$290	$290
Income taxes	56	1,009
See notes to financial statements.

ASTRONICS CORPORATION

Notes to Financial Statements

October 2, 2004

1)

Basis of Presentation

The accompanying unaudited statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the nine-month period ended October 2, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

For purposes of pro forma disclosures, the estimated fair value of the Company's stock options at the date of grant is amortized to expense over the options' vesting period.  The Company's pro forma information for the 2004 and 2003 first nine-months and third quarters are presented in the table below:

	(Dollars in Thousands)
	(Unaudited)
	Nine-Months Ended		Three-Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003

Income (loss) from Continuing Operations as reported	$(76)	$240	$(359)	$(280)

Adjustments to record compensation expense for stock option awards under the fair value method of accounting	$(268)	$(375)	$(79)	$(98)
Pro Forma Income (loss) from Continuing Operations	$(344)	$(135)	$(438)	$(378)

Net Income (loss) as reported	$(76)	$552	$(359)	$(297)
Adjustments to record compensation expense for stock option awards under the fair value method of accounting	$(268)	$(162)	$(79)	$(98)
Pro Forma Net Income (loss)	$(344)	$390	$(438)	$(395)
Pro Forma Basic Earnings (loss) Per
Share:
Continuing Operations	$(.04)	$(.02)	$(.06)	$(.05)
Net Income	$(.04)	$.05	$(.06)	$(.05)
Pro Forma Diluted Earnings (loss) Per
Share:
Continuing Operations	$(.04)	$(.02)	$(.06)	$(.05)
Net Income	$(.04)	$.05	$(.06)	$(.05)

2)	Discontinued Operations

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

3)	Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:
(in thousands)
	October 2, 2004	December 31, 2003
	(Unaudited)

Finished Goods	$655	$501
Work in Progress	1,077	1,166
Raw Material	4,875	4,040
	$6,607	$5,707

4)

Comprehensive Income

Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments and mark to market adjustments for derivatives. Total comprehensive income (loss) was $(165) and $(247) for the third quarter of 2004 and 2003 respectively and $99 and $1,104 for 2004 and 2003 year to date.

5)	Earnings Per Share

The following table sets forth the computation of earnings (loss) per share:

	Nine-Months Ended		Three-Months Ended
(in thousands, except for per share data)	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Income (loss) from continuing operations	$(76)	$240	$(359)	$(280)
Income (loss) from discontinued operations	-	312	-	(17)
Net Income (loss)	$(76)	$552	$(359)	$(297)
Basic earnings (loss) per Share weighted average shares	7,758	7,768	7,762	7,736
Net effect of dilutive stock options	-	56	-	-
Diluted earnings per share weighted average shares	7,758	7,824	7,762	7,736

Basic earnings (loss) per share:
Continuing operations	$(0.01)	$0.03	$(0.05)	$(0.04)
Discontinued operation	-	0.04	-	-
Net Income (loss)	$(0.01)	$0.07	$(0.05)	$(0.04)

Diluted earnings (loss) per share:
Continuing operations	$(0.01)	$0.03	$(0.05)	$(0.04)
Discontinued operation	-	0.04	-	-
Net Income (loss)	$(0.01)	$0.07	$(0.05)	$(0.04)

6)	Supplemental Retirement Plan and Related Post Retirement Benefits

The Company has a non- qualified supplemental retirement defined benefit plan for certain executives. The following table sets forth information regarding the net periodic pension cost for the plan.

	Nine-Months Ended		Three-Months Ended
(in thousands)	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003

Service cost	$18	$21	$6	$7
Interest cost	234	263	78	88
Amortization of prior service cost	82	81	27	27
Amortization of net actuarial losses	-	24	-	8
Net periodic cost	$334	$389	$111	$130

Participants in the non-qualified supplemental retirement plan are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The following table sets forth information regarding the net periodic pension cost recognized for those benefits.

	Nine-Months Ended		Three-Months Ended
(in thousands)	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003

Service cost	$3	$3	$1	$1
Interest cost	13	15	3	5
Amortization of prior service cost	13	13	5	5
Amortization of net actuarial losses	-	2	-	(1)
Net periodic cost	$29	$33	$9	$10

ASTRONICS CORPORATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

(The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K for the year ended December 31, 2003.)

The following table sets forth income statement data as a percent of net sales:

	Percent of Net Sales		Percent of Net Sales
	Nine-Months Ended		Three-Months Ended

	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of products sold	84.4	80.2	88.4	85.5
Selling, general and
administrative and interest expense	15.5	18.2	16.9	20.2

	99.9%	98.4%	105.3%	105.7%

Income (loss) from Continuing Operations Before Income Taxes	0.1%	1.6%	(5.3)%	(5.7)%

NET SALES	Net sales for the third quarter of 2004 increased 11% to $8.4 million compared with $7.6 million for the same period last year. As compared to the 2003 third quarter sales increased to all three of the aerospace markets served. Sales to the business jet market increased $0.4 million or 22% to $2.4 million during the third quarter of 2004. Sales to the business jet market for the third quarter of 2003 totaled $2.0 million. Military sales in the third quarter of 2004 were $4.3 million, up 10.3%, or $0.4 million from $3.9 million in the third quarter of 2003. Sales to the commercial transport market in the third quarter of 2004 were $1.5 million compared with $1.3 million in the third quarter of 2003, an increase of $0.2 million or 15%.

For the nine-month period ended October 2, 2004, Astronics had net sales of $26.4 million, a 6 % increase over the first nine-months of last year. This increase was the result of a $1.5 million increase in business jet market sales to $7.6 million in 2004 from $6.2 million in 2003 and $0.3 million in higher sales to the commercial transport market as compared to the prior year. Sales to the commercial transport market were $5.0 million for the first nine-months in 2004 and $4.7 million for the same period of 2003. These increases more than offset the $0.4 million decline in sales to the military. Excluding $0.7 million in sales for the original U.S. F-16 NVIS program completed in the first half of last year, sales to the military for this year's first nine-months were up $0.3 million.

These increases as compared to 2003 for both the third quarter and year to date are primarily a result of improvements in the overall aerospace market generating increased demand for our products.

EXPENSES AND MARGINS	Cost of products sold as a percentage of net sales increased 2.9 percentage points to 88.4% for the third quarter of 2004 compared to 85.5% for the same period last year. The increase is primarily the result of increased engineering and development costs related to new products that are in the design and development stages. These increases are a result of an increase in engineering personnel as well as increased costs for goods and services supplied by vendors such as qualification testing and out sourced design work as compared to last year's third quarter. As compared to last years third quarter the company's spending net of nonrecurring engineering revenue for these efforts increased by approximately $0.4 million to $1.2 million. Excluding the effect of the increased spending on engineering and developmental costs gross margins would have improved slightly as compared with last year. For the first Nine-months cost of products sold as a percentage of net sales increased 4.2 percentage points to 84.4% in 2004 from 80.2% for the same period of 2003. The increase is primarily a result of a $1.3 million increase in net engineering and development spending as compared to the same period last year. We expect this spending to continue into next year as we continue to have opportunities to design new products for next generation aircraft.

Selling, general and administrative and interest cost as a percent of sales was 16.9% for the third quarter of 2004 compared with 20.2% for the same period of 2003. The decrease is primarily attributable to a reduction in personnel related costs as compared with the same period last year and to a lesser extent an overall reduction in general spending activity for the period. During the third quarter of 2004 the Company recorded a charge of $0.15 million to bad debt expense relating to the write down of a note held by the company. The note was entered into in 2001 when the Company sold a former production facility and relocated to its current operation in East Aurora New York. The face value of the note is $0.6 million and is being carried at $0.3 million as of October 2, 2004. The issuer of the note has missed the last three quarterly interest payments and is not in compliance with covenants in the agreement. The Company is actively pursuing collection of the note. Offsetting this charge was the reversal of approximately $0.1 million of accrued variable compensation that had been recorded during the first and second quarters of 2004. Year to date Selling, general and administrative and interest costs as a percent of sales decreased to 15.5% in 2004 compared with 18.2% in 2003. The decrease is primarily attributable to a reduction in personnel related costs as compared with the same period last year and to a lesser extent an overall reduction in general spending activity for the period and an increase in Sales.

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES

The Company incurred a loss from continuing operations before taxes for the third quarter of 2004 of $0.44 million or 5.3% of sales compared with a loss of $0.44 million or 5.7% of sales or the same period of 2003. While Sales increased $0.84 million this was offset by the increased engineering and development costs offset partially by the decrease in selling, general and administrative expenses that were previously discussed. On a year-to-date basis income from continuing operations before taxes declined from $0.40 million in 2003 to $0.02 million in 2004. This decrease is also a result of the increased engineering and development costs offset partially by the decrease in selling, general and administrative expenses.

TAXES

Our effective income tax rate or benefit recorded as a result of the loss during the third quarter of 2004 was 19.1 % compared to 35.8 % for the same period last year. The increase of the effective rate, or reduced benefit, during this period is a result of the portion of our tax that is based on capital rather than on income representing a greater portion of our income tax expense for the period as well as profits taxed at the state level not being offset by losses incurred in other operations. On a year to date basis our effective rate for 2004 is greater than our pre tax income for the reasons discussed previously. Our effective tax rate for the first nine- months of 2003 was 39.4%.

EARNINGS PER SHARE FROM CONTINUING OPERATIONS

Diluted Earnings (loss) per share from continuing operations was $( .05) for the third quarter of 2004 and $(.04) for the third quarter of 2003. Year to date diluted earnings (loss) per share from continuing operations were $(.01) and $.03 for 2004 and 2003 respectively. Changes in the number of shares outstanding did not impact the calculation significantly.

INCOME FROM DISCONTINUED OPERATIONS

Income from discontinued operations during the third quarter of 2004 was $ 0 as compared with a loss of $0.02 million for the same period in 2003. The third quarter of 2003 included activities of the discontinued Electroluminescent Lamp Group. Year to date income from discontinued operations was $0 and $0.31 million for 2004 and 2003 respectively. 2003 discontinued operations included activities through March 14, 2003 for it's former subsidiary, MOD-PAC CORP.. MOD-PAC CORP. was spun off effective March 14, 2003. Also included in this period was the activities for the Electroluminescent Lamp Group that wound down it's operations during 2003. No future impact on income is expected from these discontinued operations.

NET INCOME AND EARNINGS PER SHARE

Net income (loss) totaled $(0.36) million or $(0.05) per diluted share for the third quarter of 2004 compared to $(0.30) million or $(0.04) per diluted share for the third quarter of 2003. The decreases in net income and earnings per share are primarily a result in the reduction of income from continuing operations and discontinued operations as discussed under those headings. Changes in the number of shares outstanding did not impact the earnings per share calculation significantly. Year to date net income (loss) for 2004 was $(0.08) million or $(0.01) per share compared to 2003 year to date Net income of $.55 million or $0.07 per share.

LIQUIDITY

Cash provided by operating activities was $1.1 million during the first nine-months of 2004, as a result of a net loss being offset by depreciation and amortization and changes in working capital components.

The Company's capital expenditures for the first half of 2004 totaled $.68 million. Capital expenditures for the balance of 2004 are expected to be, in the range of $200 thousand to $300 thousand and are expected to be financed from cash on hand and cash flows from operations.

The Company has an $8,000,000 line of credit facility available. As of October 2, 2004 the Company had not borrowed against the line of credit. The line is subject to annual review and is payable on demand. The line of credit, among other requirements, imposes certain financial performance covenants with which the Company maintains compliance.

The Company has a cash balance of slightly over $11 million at October 2, 2004.

The Company believes that cash balances and cash flow from operations will be adequate to meet the Company's operational and capital expenditure requirements for 2004.

BACKLOG	The Company's backlog at October 2, 2004 was $25.6 million compared with $17.0 million at the end of the third quarter of 2003 and $18.7 million at December 31, 2003.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS	The Company's contractual obligations and commercial commitments have not changed materially from disclosures in the Company's Form 10-K for the year ended December 31, 2003.

MARKET RISK	Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 for a complete discussion of the Company's market risk. There have been no material changes in the current year regarding this market risk information.

CRITICAL ACCOUNTING POLICIES	Refer to the Company's annual report on Form 10-K for the year ended December 31, 2003 for a complete discussion of the Company's critical accounting policies. There have been no material changes in the current year regarding these critical accounting policies.

NEW ACCOUNTING PRONOUNCE-MENTS

On October 13, 2004, the Financial Accounting Standards Board reached a conclusion on Statement 123R, Share-Based Payment. The Statement requires all public companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. The Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. The Statement becomes effective for interim or annual periods beginning after June 15, 2005. The Company will be required to apply Statement 123R beginning July 1, 2005. Retroactive application of the requirements of SFAS No. 123 to the beginning of the fiscal year that includes the effective date is permitted but not required. At the present time, the Company has not yet determined which method it will use nor has it determined the financial statement impact.

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

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of October 2, 2004. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of October 2, 2004. There were no material changes in the Company's internal control over financial reporting during the third quarter of 2004.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered sales of Equity Securities and Use of Proceeds
( c)The following table summarizes the Company's purchases of it common stock for the quarter ended October 2, 2004.
Period

(a) Total number of shares Purchased

(b) Average Price Paid per Share

(c) total number of shares Purchased as part of Publicly Announced Plans or Programs

(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Period	(a) Total number of shares Purchased	(b) Average Price Paid per Share	(c) total number of shares Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 3 - July 31, 2004	-	-	-	432,956
August 1 - August 28, 2004	-	-	-	432,956
August 29 - October 2, 2004	-	-	-	432,956
Total	-	-	-	432,956

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Securities Holders.

None

Item 5.	Other Information.

None.

Item 6.	Exhibits
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

ASTRONICS CORPORATION

(Registrant)

Date: November 12, 2004	By: /s/ David C. Burney

David C. Burney Vice President-Finance and Treasurer (Principal Financial Officer)