Form 10-K
ASTRONICS CORP
filed 2005-03-25
CIK 8063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-K

[X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

Commission File Number 0-7087

ASTRONICS CORPORATION
 (Exact Name of Registrant as Specified in its Charter)

New York	16-0959303
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

130 Commerce Way East Aurora, N.Y. 14052 (Address of principal executive office)

(716) 805-1599 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

$.01 par value Common Stock; $.01 par value Class B Stock (Title of Class)

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.        Yes  X      No ___

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

            Indicate by checkmark if the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes          No   X

            As of March 11, 2005, 7,825,506 shares were outstanding, consisting of 5,992,992 shares of Common Stock $.01 Par Value and 1,832,514 shares of Class B Stock $.01 Par Value. The aggregate market value, as of the last business day of the Company's most recently completed second fiscal quarter, of the shares of Common Stock and Class B Stock of Astronics Corporation held by non-affiliates was approximately $34,370,000 (assuming conversion of all of the outstanding Class B Stock into Common Stock and assuming the affiliates of the Registrant to be its directors, executive officers and persons known to the Registrant to beneficially own more than 10% of the outstanding capital stock of the Corporation).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders to be held April 28, 2005 are incorporated by reference into Part III of this Report.

FORWARD LOOKING STATEMENTS

This Annual Report contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involves uncertainties and risks. These statements are identified by the use of the words "believes," "expects," "intends," "anticipates" and words of similar import. Readers are cautioned not to place undue reliance on these forward looking statements as various uncertainties and risks could cause actual results to differ materially from those anticipated in these statements. These uncertainties and risks include the success of the Company with effectively executing its plans; the timeliness of product deliveries by vendors and other vendor performance issues; changes in demand for our products from the U.S. government and other customers; the acceptance by the market of new products developed; our success in cross-selling products to different customer and markets; changes in government contracts; the state of the commercial and business jet aerospace market; the Company's success at increasing the content on current and new aircraft platforms; the level of aircraft build rates; as well as other general economic conditions and other factors.

PART I

ITEM 1.   BUSINESS

        Astronics is a leader in advanced lighting and electronic systems for the global aerospace industry. The Company designs and manufactures its products for aircraft original equipment manufacturers (OEM's), OEM suppliers and aircraft operators around the world. The Company designs and manufactures lighting products found in the cockpit, in the cabin and on the exterior of aircraft. The Company provides its products through its wholly owned subsidiaries Luminescent Systems, Inc., Luminescent Systems Canada, Inc., collectively referred to as (LSI) and most recently through its February 2005 acquisition of Astronics Advanced Electronics Systems Corp. (AES) from a subsidiary of General Dynamics.

Industry

        Astronics current market niche is the design and manufacture of advanced aircraft lighting and systems. These include exterior lighting products such as position, landing and taxi lights and anti-collision lights sold to many original equipment manufacturers. In the cockpit our products include display panels, electronic assemblies and keyboards. Customers include aircraft OEM's as well as avionics system suppliers. In the cabin our products include emergency exit lighting systems and exit signs. Customers are OEM's and the operators of commercial transport fleets.

        Many "OEM's" have increased their reliance on their subcontractors to carry a greater share of aircraft responsibility, including system requirements, hardware design and physical and electrical interfaces. We continue to invest in technology and capabilities that will allow us to take advantage of this trend.

Strategy

        Astronics' strategy for growth is to continue to develop or acquire the necessary technology to evolve into a leading aircraft lighting and electronics systems integrator, increasing the value and content we provide on a growing base of aircraft platforms.

Products and Customers

        Astronics' products are sold worldwide to manufacturers of business jets, military, commercial transports as well as airlines and second-tier suppliers to the OEM's. During 2004 the Company's sales were divided 46% to the military market, 31% to the business jet market, 19% to the commercial transport market and 4% to other markets. Most of the Company's sales are a result of contracts or purchase orders received from customers, placed on a day-to-day basis or for single year procurements rather than long-term multi-year contract commitments. Sales by Geographic Region, Major Customer and Canadian Operations are provided in note 10 of item 8, Financial Statements and Supplementary Data in this report.

Practices as to Maintaining Working Capital

        Liquidity is discussed in item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Liquidity section in this report.

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

Backlog

        At December 31, 2004, the Company's backlog was $27.2 million. At December 31, 2003, the Company's backlog was $18.7 million.

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

Employees

        The Company's continuing operations employed approximately 424 employees as of December 31, 2004. The Company considers its relations with its employees to be good.

Available information

        The Company files its financial information and other materials required by the SEC electronically with the SEC. These materials can be accessed electronically via the Internet at www.SEC.gov. Such materials and other information about the Company are also available through the Company's website at www.astronics.com.

ITEM 2.   PROPERTIES

        The Company owns manufacturing and office facilities of approximately 70,000 square feet in the Buffalo, New York area and 80,000 square feet in Lebanon, New Hampshire. Montreal, Quebec, Canada operations are in leased facilities of approximately 15,000 square feet. The lease expires in 2006.

        On February 3, 2005, the Company acquired substantially all of the assets of the General Dynamics - Airborne Electronic Systems (AES) business unit from a subsidiary of General Dynamics. This business leases 55,000 square feet of space, located in Redmond, Washington. The lease expires in 2008.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The table below sets forth the range of prices for the Company's Common Stock, traded on the Nasdaq National Market System, for each quarterly period during the last two years. The approximate number of shareholders of record as of February 22, 2005, was 795 for Common Stock and 819 for Class B Stock.

(in dollars)
2 0 0 4	H I G H	L O W
First	6.25	4.80
Second	5.64	4.64
Third	5.38	4.49
Fourth	5.44	4.56

2 0 0 3	H I G H	L O W
First	4.82	2.95
Second	4.29	3.01
Third	4.95	3.14
Fourth	6.05	3.75

        The Company has not paid any cash dividends in the three-year period ended December 31, 2004. It has no plans to pay dividends as it plans to retain all cash from operations as a source of capital to finance growth in the business. There are no restrictions, however on the Company's ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

Five-Year Performance Highlights
(dollars in thousand, except for per share data)
	2004	2003	2002	2001	2000
PERFORMANCE (continuing operations)
Sales - Core Business	$34,696	$32,452	$32,866	$32,491	$24,269
Sales - Original F-16 NVIS Program	-	730	10,074	20,100	18,300
Sales	34,696	33,182	42,940	52,591	42,569
(Loss) Earnings Before Interest and Tax from Continuing Operations	$(868)	$1,249	$6,638	$9,261	$5,982
Operating Margin	(2.5)%	3.8%	15.5%	17.6%	14.1%
(Loss) Income from Continuing Operations	$(734)	$782	$4,047	$5,821	$3,500
Net Margin	(2.1)%	2.4%	9.4%	11.1%	8.2%
Diluted (Loss) Earnings per Share, Continuing Operations	$(0.09)	$0.10	$0.49	$0.70	$0.43
Weighted Average Shares Outstanding - Diluted	7,766	7,815	8,208	8,346	8,221
Return on Average Assets	(1.6)%	1.7%	8.8%	13.7%	9.7%
Return on Average Equity	(3.2)%	3.4%	21.5%	45.5%	40.6%

YEAR-END FINANCIAL POSITION (continuing operations)
Working Capital	$18,104	$18,767	$13,834	$11,863	$7,355
Total Assets	45,236	45,474	46,607	45,579	39,147
Long Term Debt	11,154	12,482	13,110	15,529	17,746
Shareholders' Equity	22,660	22,940	22,550	15,177	10,429
Book Value Per Share	$2.91	$2.96	$2.87	$1.88	$1.32

OTHER YEAR-END DATA (continuing operations)
Depreciation and Amortization	$1,273	$1,212	$1,269	$1,441	$1,310
Capital Expenditures	$1,136	$420	$397	$838	$2,665
Shares Outstanding	7,800	7,742	7,870	8,085	7,884
Number of Registered Shareholders	829	812	834	876	950
Number of Employees	424	369	412	437	441

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW

        Astronics Corporation, through its subsidiaries Luminescent Systems Inc. and Luminescent Systems Canada Inc. and most recently with the February 2005 acquisition of Astronics Advanced Electronic Systems Corp., designs and manufacturers lighting components, subsystems and electrical power generation, control, and distribution systems for aircraft. We serve the three primary markets for aircraft which are the military, commercial transport and the business jet markets. Astronics strives to offer comprehensive lighting and electrical systems for aircraft making the Company unique in our ability to serve our customers. In 2004, sales to the military accounted for 46% of total sales. Sales to the commercial transport market and the business jet market were 19% and 31%, respectively.

        Astronics' growth is dependent, amongst other things, upon our ability to be designed into new aircraft and the rate at which aircraft are produced. Once designed into a new aircraft, the spare parts business is typically retained by the Company. Astronics' strategy is to increase the amount of content on aircraft platforms, evolving the Company from our historic role of a components supplier to a turn key provider of complete systems. We also depend on aircraft operators for certain of our sales, including commercial airlines.

        In 2004, Astronics committed significant resources for the design of products for next generation aircraft which in many cases will not enter production until 2006 or beyond. We were selected to develop exterior lighting products for the Cessna Mustang, Eclipse 500, Raytheon Hawker Horizon and continued to invest heavily in developing the exterior lighting for the F-35 Joint Strike Fighter. We were selected to design and develop Cockpit display systems for several new or upgraded aircraft. These efforts resulted in a substantial increase to our engineering expenses which are presented in our statement of operations in the cost of products sold line and discussed in the following Results of Operations, Expenses section.

        We continue to look for opportunities to capitalize on our core competencies and expand our existing business in addition to growing through strategic acquisitions. On February 3, 2005, we acquired substantially all of the assets and liabilities of a business formerly known as General Dynamics Airborne Electronics Systems located in Redmond, Washington. The products and capabilities of Astronics Advanced Electronic Systems (AES) are logical extensions of our own, effectively broadening our product offerings and increasing our growth opportunities. We acquired the business for $13.0 million in cash at closing with an additional purchase consideration of up to $4.0 million based on 2005 revenue. We used a combination of available cash and line of credit to fund the acquisition.

        For 2005, we expect revenues will grow and earnings will improve as the year develops. We are experiencing increased order rates as the business jet and commercial airline markets strengthen and firm respectively. In addition, we expect AES to be accretive to our earnings, particularly in the second half of the year as several programs currently in our backlog enter production, increasing our sales volume.

        We ended the year with a backlog of $27.2 million of which $22.1 million is expected to be delivered during 2005. Additionally, as of the acquisition date, February 3, 2005, AES had a backlog of $46 million of which $18 million is expected to be delivered in 2005. Included in the AES backlog of $46 million are two significant orders - an order to provide power conditioning units for the Tactical Tomahawk missile program and an order to provide power distribution modules to a leading provider of in- flight entertainment systems. These orders total $32 million and are expected to be delivered over a 3 to 7-year period beginning in the second half of 2005. See additional discussion in the following section, 2005 Acquisition. Provided that the economy maintains its strength we anticipate that new aircraft build rates will increase over the next several years providing increased opportunities to grow revenue and profits. We expect discretionary spending by the airlines will continue at the rates we have seen over the past year. We expect that the military market will continue to offer opportunities for us to increase the value of the content that we provide on a growing base of aircraft platforms.

        Challenges facing us include improving shareholder value through increased profitability. Increasing profitability is dependent on many things such as increased build rates for existing aircraft, successful certification of new aircraft such as the Cessna Mustang and Eclipse 500 business jets, continued government funding of defense programs such as the F-35 Joint Strike Fighter and V-22 Osprey and the Company's ability to obtain production contracts for parts we currently supply or have been selected to design and develop for these programs. In addition we are faced with increasing costs for health care and corporate governance, particularly those required by Sarbanes-Oxley legislation. Finally, many of our newer development programs are based on new and unproven technology. We are challenged to develop the technology on a schedule that is consistent with specific aircraft development programs. We will continue to address these challenges by working to improve operating efficiencies and focusing on executing on the growth opportunities currently in front of us.

2005 ACQUISITION

        On February 3, 2005, the Company acquired substantially all of the assets of the General Dynamics - Airborne Electronic Systems (AES) business unit from a subsidiary of General Dynamics. Astronics acquired the business for $13.0 million in cash at closing with an additional purchase consideration of up to $4.0 million based on 2005 revenue. The Company borrowed $7 million on its line of credit and used $6 million of cash on hand to finance the purchase. For the year ended December 31, 2004 AES had an unaudited net loss of approximately $5 million on sales of $ 26 million. The loss was primarily a result of costs relating to a development program that included significant termination fees negotiated by the parent and charged to AES. AES produces a wide range of products related to electrical power generation, control, and distribution on military, commercial, and business aircraft. Audited financial statements for AES for 2004 and 2003 and pro-forma combined financial information for Astronics and AES will be available and included in a Form 8-K filing expected to be filed in April 2005.

CRITICAL ACCOUNTING POLICIES

        Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. The preparation of the Company's financial statements requires management to make estimates, assumptions and judgments that affect the amounts reported. These estimates, assumptions and judgments are affected by management's application of accounting policies, which are discussed in Note 1 of item 8, Financial Statements and Supplementary Data of this report. The critical accounting policies have been reviewed with the audit committee of our board of directors.

Revenue Recognition

        Revenue is recognized when the risks and rewards of ownership and title are transferred to the customer, principally as units are delivered or as service obligations are satisfied. The Company manufactures most of its products on a build to order basis and ships products upon completion or shortly thereafter. There are no contracts that allow for a right of return. A trade receivable is recorded at the value of the sale.

Accounts Receivable and Allowance for Doubtful Accounts

        The Company records a valuation allowance to account for potentially uncollectible accounts receivable. The allowance is determined based on Management's knowledge of the business and specific customers and review and analysis of accounts receivable agings. At December 31, 2004, the Company's allowance for doubtful accounts for accounts receivable was $0.3 million, or 4% of gross accounts receivable. At December 31, 2003, the Company's allowance for doubtful accounts was $0.3 million, or 7% of gross accounts receivable. In addition, at December 31, 2004, the Company fully reserved the balance of a non-current note receivable in the amount of $0.6 million. At December 31, 2003, the note was included in Other Assets for $0.5 million, net of $0.1 million reserve.

Inventory Valuation

        The Company records valuation reserves to provide for slow moving or obsolete inventory or to reduce inventory to the lower of cost or market value. In determining the appropriate reserve, Management considers overall inventory levels in relation to forecasted demands. At December 31, 2004, the Company's reserve for inventory valuation was $0.7 million, or 10% of gross inventory, an increase of $0.2 million from $0.5 million at December 31, 2003 which also represented 10% of gross inventories.

Deferred Tax Asset Valuation Allowances

        As of December 31, 2004, the Company had a net deferred tax asset of $1.1 million. These assets relate principally to liabilities or asset valuation reserves that result in timing difference between generally acceptable accounting principles recognition and treatment for income tax purposes, as well as a state investment tax credit carryforward. Based upon current state tax regulations and allocation formulas, in order to fully utilize the state investment tax credits, the Company will have to generate average annual taxable income of approximately $2.6 million during the carryforward period through 2019. Based on historical earnings and current projections of future taxable income a valuation allowance is not required.

Goodwill

        The Company's goodwill is the result of the excess of purchase price over net assets acquired from acquisitions. As of December 31, 2004, the Company had $2.6 million of goodwill. The Company tests goodwill for impairment at least annually, during the fourth quarter, and whenever events occur or circumstances change that indicate there may be impairment.

 The process of evaluating the Company's goodwill for impairment is subjective and requires significant estimates. These estimates include judgments about future cash flows that are dependent on internal forecasts, long-term growth rates and estimates of the weighted average cost of capital used to discount projected cash flows. Based on the discounted projected cash flows, management has concluded that there is no impairment of the Company's goodwill.

Supplemental Retirement Plan

        The Company maintains a supplemental retirement plan for certain executives. The accounting for this plan is based in part on certain assumptions that may be highly uncertain and may have a material impact on the financial statements if different reasonable assumptions had been used. The assumptions for increases in compensation and the discount rate for determining the cost recognized in 2004 were 5% and 6%, respectively. The discount rate used for the projected benefit obligation as of December 31, 2004 was 5.75%. The assumption for compensation increases takes a long-term view of inflation and performance based salary adjustments based on the Company's approach to executive compensation. For determining the discount rate the Company considers long-term interest rates for high-grade corporate bonds.

RESULTS OF OPERATIONS

Sales

        Sales for 2004 increased by $1.5 million to $34.7 million, up from $33.2 million in 2003, an increase of 4.6%. The increase is the result of an increase in sales to the business jet market of $2.5 million, an increase in sales to the commercial transport market of $0.1 million and an increase in other sales of $0.2 million offset partially by a $1.3 million decrease in sales to the military market. The increase in sales to the business jet market is primarily a result of increased production rates for new aircraft. The decrease of sales to the military is the result of lower demand for spare parts by the U.S. government.

        Sales for 2003 decreased by $9.7 million to $33.2 million, down from $42.9 million in 2002, a decrease of 22.6%. The decrease is the result of the culmination in early 2003 of the Company's F-16 night vision retrofit program which accounted for sales of $0.7 million in 2003 and $10.1 million in 2002. In the first quarter of 2003, the Company concluded the program that began in 1999 to retrofit over 1,000 F-16 aircraft operated by the U.S. Air Force to be night vision goggle compatible. Excluding the F-16 program from both periods, sales in 2003 were $32.5 million, relatively flat when compared with $32.8 million in 2002.

        Over 60% of the Company's revenue is dependent on aircraft production rates. As a result, the Company's revenues are influenced by increases and decreases in aircraft production. Revenues are also impacted by the Company's success in introducing new products, success in competing for new programs, ability to successfully qualify new products and continued governmental appropriations for aerospace programs.

Expenses

        Cost of sales as a percentage of sales increased seven percentage points to 86.7% in 2004 from 79.7% in 2003. Spending for engineering, related primarily to new product development increased by $2.2 million to $5.8 million in 2004 as compared with $3.6 million in 2003. This increase in spending was due to the Company's pursuit of exterior lighting, cabin lighting and higher value added cockpit lighting opportunities. It is our intention to continue investing in capabilities and technologies as needed that allow us to execute our strategy to increase the ship set content and value we provide on aircraft in all markets we serve. We expect spending on these activities to continue at, or slightly above, the 2004 rate through the first half of 2005 decreasing in the second half of the year. The rate of spending on these activities, however, will largely be driven by opportunities that the market presents.

        Cost of sales as a percentage of sales increased eight percentage points to 79.7% in 2003 from 71.5% in 2002. Spending for engineering and development increased by $0.9 million to $3.6 million in 2003 as compared with $2.7 million in 2002. This increase in spending was due to the Company's pursuit of exterior lighting, cabin lighting and higher value added cockpit lighting opportunities. Direct labor as a percentage of sales increased by two percentage points as a result of product mix changes . The remaining increase of cost of sales as a percentage of sales was caused by lower sales volume without a corresponding reduction in manufacturing overhead costs.

        Selling, general and administrative expenses were $5.5 million in both 2004 and 2003. During 2004, a $0.5 million increase in the provision for doubtful accounts caused primarily by the write off of a note receivable the Company held relating to the sale in 2001 of a former production facility was offset by a reduction in professional services, labor, overall spending and a reduction in the loss from foreign currency exchange.

        Selling, general and administrative expenses decreased $0.1 million to $5.5 million in 2003 from $5.6 million in 2002 primarily as a result of a decrease in the bad debt provision of $0.3 million as compared with 2002 which was offset by an increase in the loss from foreign currency exchange of $0.3 million.

Income from Continuing Operations Before Taxes

        Income from Continuing Operations Before Taxes in 2004 decreased by $2.2 million to a loss of $1.2 million from a profit of $1.0 million in 2003. This decrease is a result of the increase in engineering costs referred to in preceding paragraphs.

        Income from Continuing Operations Before Taxes in 2003 decreased to $1.0 million from $6.4 million in 2002, a decrease of $5.4 million. This decrease is a result of the decline in sales and increase in engineering costs.

Income Taxes

        The effective tax rate was 37.9% in 2004, 12.3 percentage points higher than the effective tax rate of 25.5% in 2003. The increase is primarily due to recognition in 2003 of research and development tax credits from prior years which reduced the effective tax rate for that year. We expect our effective tax rate for future years to be closer to the statutory rates in effect at those times.

        The effective tax rate was 25.5% in 2003, 11.4 percentage points lower than the effective tax rate of 36.9% in 2002. The decrease is primarily due to recognition of research and development tax credits from prior years.

CONTRACTUAL OBLIGATIONS (in thousands)	Payments due by period
	Total	2005	2006-2007	2008-2009	After 2009
Long-Term Debt	$12,063	908	1,819	1,821	7,515
Operating Leases	825	740	85	-	-
Unconditional Purchase Obligations	4,500	3,375	1,125	-	-
Pension and Other Post Retirement Obligations	5,076	449	859	723	3,045
Total Contractual Obligations	$22,464	5,472	3,888	2,544	10,560

Notes to Contractual Obligations Table

Long-Term Debt - See item 8, Financial Statements and Supplementary Data, Note 3, Long-Term Debt in this report. The above balance does not include $7 million that was borrowed in 2005 to finance the AES acquisition.

Operating Leases - Operating lease obligations are primarily related to equipment leased by our discontinued Electroluminescent Lamp Business Group and facility leases for our Canadian operations.

Unconditional Purchase Obligations - are comprised of the Company's commitments for goods and services and capital equipment in the normal course of business.

Pension and Other Post Retirement Obligations - are comprised of the Company's Supplemental Retirement Plan and related Post Retirement Obligations, which are discussed in item 8, Financial Statements and Supplementary Data, Note 8 of this report.

The above table excludes contractual obligations related to our 2005 acquisition of AES. While AES does not have any long-term debt, they do have operating leases and a supplemental pension benefit plan for one individual.

LIQUIDITY

        Cash flow from operating activities was $0.1 million in 2004 compared with $2.1 million in 2003. The decrease of $2.0 million as compared with 2003 is mainly a result of a decrease in income from continuing operations of $1.5 million to a loss of $0.7 million in 2004 from income in 2003 of $0.8 million and an increase in investment in working capital components.

        Cash flow from operating activities was $2.1 million in 2003 compared with $5.6 million in 2002. The decrease of $3.5 million is mainly a result of a decrease in income from continuing operations of $3.2 million to $.8 million in 2003 from $4.0 million in 2002.

        Cash used for investing activities was $2.4 million in 2004 compared with $0.7 million in 2003, a $1.7 million increase. The increase was a result of increased capital expenditure activity of $0.7 million from $0.4 million in 2003 to $1.1 million in 2004 and a $1.0 million increase in short-term investments.

The increase in capital expenditures was primarily to increase manufacturing capacity. Cash used for investing activities in 2003 and 2002 was $0.7 million.

        Pursuant to the March 14, 2003 spin-off of its wholly owned subsidiary, MOD-PAC CORP., the Company received a one-time dividend that resulted in net cash proceeds totaling $4.8 million in 2003.

        The Company's cash flows from operations are primarily dependent on its sales, profit margins and the timing of collections of receivables and payments to suppliers. Sales are influenced significantly by the build rates of new aircraft, which amongst other things are subject to general economic conditions, government appropriations and airline passenger travel. Over time, sales will also be impacted by the Company's success in executing its strategy to increase ship set content and obtain production orders for programs currently in the development stage. A significant change in new aircraft build rates could be expected to impact the Company's profits and cash flow. A significant change in government procurement and funding and the overall health of the worldwide airline industry could be expected to impact the Company's profits and cash flow as well. In 2004, the Company incurred significant costs relating to programs that are in the design phase requiring significant investment in engineering and testing costs without providing significant revenues. As compared with 2003 these costs increased by over $2.0 million. These costs are expected to continue through the first half of 2005 before beginning to decrease as the design phase of these efforts conclude.

            The Company's cash required for capital equipment purchases for the last three years ranged between $0.4 million and $1.1 million. Our expectation for 2005 is that capital equipment expenditures will increase to over $2.5 million, including capital expenditures for our newly acquired AES operation. This expected increase is primarily a result of forecasted machinery and equipment purchases to increase our production capacity.

        The Company's cash needs for debt service for 2005 are not expected to change significantly from 2004 levels. For its February 2005 acquisition of AES the Company borrowed $7 million through the use of its line of credit. The Company may decide to convert all or a portion of the line of credit balance to a term note. The impact of this line of credit balance on cash needs in 2005 will depend on the repayment terms selected.

        On March 18, 2005 the Company received an amended agreement from HSBC Bank USA to increase its available revolving credit facility to $11 million. The amendment also extends the revolving credit facility through June 30, 2006. The amendment is subject to ratification by the Company's board of directors. At December 31, 2004, the Company was in breach of certain covenants pursuant to its credit facility with HSBC Bank USA. Specifically the Company was required to maintain a debt service coverage ratio of no less than 1.25 to 1 calculated as net income plus depreciation divided by current maturities of long term debt. The debt service coverage ratio increases to 2.5 to 1 for 2005. In addition the Company is required to maintain an interest coverage ratio of not less than 4 to 1 calculated as income before tax plus interest, depreciation and amortization divided by interest expense. These covenants are measured on an annual basis at December 31. The Company has received written waivers from HSBC Bank USA for these covenant violations at December 31, 2004. In connection with the amended credit facility an additional covenant requiring a minimum income before tax plus interest, depreciation and amortization was established for the year to date periods ending June 30, 2005 and September 30, 2005. The Company believes it will be compliant with its covenants at future measurement dates.

        Future capital requirements depend on numerous factors, including expansion of existing product lines and introduction of new product lines. Management believes that cash, together with the Company's cash flow from operations and current borrowing arrangements will provide for these necessary capital expenditures.

        The Company's ability to maintain sufficient liquidity is highly dependent upon achieving expected operating results. The Company has successfully negotiated new credit facilities with its lender in order to provide more operating flexibility than it previously had. However, failure to achieve expected operating results could have a material adverse effect on our liquidity and our operations in the future.

        The Company's cash needs for working capital, capital equipment and debt service during 2005 and the foreseeable future, are expected to be met by cash flows from operations, its current cash balance and if necessary utilization of its amended available credit arrangements.

DISCONTINUED OPERATIONS

        On September 26, 2002, the Company announced the spin-off of its wholly owned subsidiary MOD-PAC CORP., which operated the Printing and Packaging business segment. That transaction was effective March 14, 2003 and was accomplished by a tax free distribution of the stock of MOD-PAC CORP. to the shareholders of Astronics Corporation. As such, the net assets and equity of MOD-PAC CORP. were removed from the balance sheet of Astronics resulting in a reduction of the Company's retained earnings and related net assets of $21.0 million.

In December of 2002, the Company announced the discontinuance of its Electroluminescent Lamp Business Group, whose business had involved sales of micro-encapsulated electroluminescent lamps to customers in the consumer electronics industry. The operations of MOD-PAC CORP., through the spin-off date, and the operations of the Electroluminescent Lamp Business Group have been reported as discontinued operations in the financial statements of the Company. During 2004, there was no income or loss from discontinued operations. During 2003, income from discontinued operations attributable to MOD-PAC CORP. was $.4 million, and the Electroluminescent Lamp Business Group had a loss of $.04 million. The business activity for the Electroluminescent Lamp Business Group was concluded during 2003. Remaining obligations include minimum lease payments totaling $0.5 million for production equipment operating leases (see contractual obligations table above). The minimum lease payments were recorded in 2002 and were included in the recorded loss of $0.7 million from the discontinued operation. The net effect on future earnings as a result of discontinued operations is not expected to be significant. See the discussion in item 8 ,Financial Statements and Supplementary Data, Note 2, Discontinued Operations in this report for additional discussion.

DIVIDENDS

        Management believes that it should retain the capital generated from operating activities for investment in advancing technologies, acquisitions and debt retirement. Accordingly, there are no plans to institute a cash dividend program.

BACKLOG

        At December 31, 2004, the Company's backlog was $27.2 million compared with $18.7 million at December 31, 2003.

RELATED-PARTY TRANSACTIONS

        See the discussion in item 8, Financial Statements and Supplementary Data, Note 2, Discontinued Operations and Note 4 Related-Party Transactions in this report.

RECENT ACCOUNTING PRONOUNCEMENTS

        On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

        Statement 123(R) must be adopted as of the third quarter of 2005, which is when the Company expects to adopt it.

        As permitted by Statement 123, the company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will impact the results of operations, although it will have no impact on overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in item 8, Financial Statements and Supplementary Data, Note 1, Summary of Significant Accounting Principles and Practices, Stock Based Compensation in this report, disclosure of pro forma net (loss) income and (loss) earnings per share.

        In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The amendments made by this statement clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 2004. The Company believes the adoption of this standard will not have a material impact on its results of operations or financial position.

        In October 2004, President Bush signed the American Job Creation Act of 2004, which contains provisions related to the distribution of the earnings of foreign subsidiaries and provides a tax deduction on qualified production activities, as defined in the Act. Although preliminary guidance has been issued by the IRS, the Company is still evaluating the effect that this new tax legislation will have on its results of operations and financial condition. Therefore, while the impact of the provisions could be significant, the Company is not able at this time to determine the impact, if any, of future repatriations and the amount of available future tax deductions.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company has limited exposure to fluctuation in Canadian currency exchange rates to the U.S. dollar. Nearly all of the Company's consolidated sales, expenses and cash flows are transacted in U.S. dollars. Net assets held in, or measured in, Canadian dollars amounted to $1.0 million at December 31, 2004. Annual expenses of approximately $5.0 million are denominated in Canadian dollars. A 10% change in the value of the U.S. dollar versus the Canadian dollar would impact net income by approximately $0.3 million. Risk due to fluctuation in interest rates is a function of the Company's floating rate debt obligations, which total approximately $12.0 million at December 31, 2004. To offset this exposure, the Company entered into an interest rate swap on its New York Industrial Revenue Bond which effectively fixes the rate at 4.09% on this $4.7 million obligation through December 2005. As a result, a change of 1% in interest rates would impact annual net income by less than $.05 million.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Astronics Corporation

        We have audited the accompanying consolidated balance sheets of Astronics Corporation as of December 31, 2004 and 2003, and the related consolidated statement of operations, statement of shareholders' equity, and statement of cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Astronics Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                                                                                                                                Ernst & Young LLP

Buffalo, New York
January 28, 2005, except for Note 12
as to which the date is February 3, 2005
and Note 3 as to which the date is March 18, 2005

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
ASTRONICS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS	Year ended December 31,
(in thousands, except per share data)	2004	2003	2002

Sales	$34,696	$33,182	$42,940
Cost and Expenses
Cost of products sold	30,087	26,439	30,691
Selling, general and administrative expenses	5,477	5,494	5,611
Interest expense, net of interest income of
$127, $190 and $245	282	200	223
Loss on sale of assets	32	-	-
Total Costs and Expenses	35,878	32,133	36,525

(Loss) Income from Continuing Operations Before Income Taxes	(1,182)	1,049	6,415
(Benefit) Provision for Income Taxes	(448)	267	2,368
(Loss) Income from Continuing Operations	(734)	782	4,047
Income from Discontinued Operations	-	331	506
Net (Loss) Income	$(734)	$1,113	$4,553

Basic (Loss) Earnings per Share
Continuing Operations	$(.09)	$.10	$.51
Discontinued Operations	-	.04	.06
Net (Loss) Income	$(.09)	$.14	$.57

Diluted (Loss) Earnings per Share
Continuing Operations	$(.09)	$.10	$.49
Discontinued Operations	-	.04	.06
Net (Loss)Income	$(.09)	$.14	$.55

See notes to financial statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
ASTRONICS CORPORATION
CONSOLIDATED BALANCE SHEET
	December 31,
(in thousands, except per share data)	2004	2003
ASSETS
Current Assets:
Cash and Cash Equivalents	$8,476	$11,808
Short-term Investments	1,000	-
Accounts Receivable, Net of Allowance for Doubtful
Accounts of $259 in 2004 and $333 in 2003	5,880	4,383
Inventories	7,110	5,707
Prepaid Expenses	560	702
Prepaid Income Taxes	796	676
Deferred Taxes	660	-
Total Current Assets	24,482	23,276

Property, Plant and Equipment, at Cost:
Land	1,143	1,143
Buildings and Improvements	12,007	12,007
Machinery and Equipment	12,102	11,185
	25,252	24,335
Less Accumulated Depreciation and Amortization	10,031	9,216
Net Property, Plant and Equipment	15,221	15,119

Deferred Income Taxes	488	1,165
Goodwill	2,615	2,444
Other Assets	2,430	3,470
Total Assets	$45,236	$45,474

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current Maturities of Long-term Debt	$908	$896
Current Liabilities of Discontinued Operations	533	155
Accounts Payable	2,551	1,617
Accrued Payroll and Employee Benefits	1,309	1,278
Other Accrued Expenses	1,077	563
Total Current Liabilities	6,378	4,509

Long-term Debt	11,154	12,482
Supplemental Retirement Plan and Other Benefits	4,543	4,718
Other Liabilities	501	428
Long-term Liabilities of Discontinued Operations	-	397
Shareholders' Equity
Common Stock, $.01 par value - Authorized 20,000,000 Shares,
issued 6,633,805 in 2004; 6,483,128 in 2003	66	65
Class B Stock, $.01 par value - Authorized 5,000,000 Shares, issued
1,950,517 in 2004; 2,042,926 in 2003	19	20
Additional Paid-in Capital	3,432	3,269
Accumulated Other Comprehensive Income	656	365
Retained Earnings	22,206	22,940
	26,379	26,659
Less Treasury Stock: 784,250 Shares in 2004 and 2003	3,719	3,719
Total Shareholders' Equity	22,660	22,940
Total Liabilities and Shareholders' Equity	$45,236	$45,474
See notes to financial statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
ASTRONICS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
	Year ended December 31,
(in thousands)	2004	2003	2002
Cash Flows from Operating Activities
Net (Loss) Income from Continuing Operations	$(734)	$782	$4,047
Adjustments to Reconcile (Loss) Income from Continuing Operations to Net Cash provided by Operating Activities:
Depreciation and Amortization	1,273	1,212	1,269
Provision for Doubtful Accounts	397	(78)	246
Deferred Taxes (Benefit) Provision	(40)	175	(221)
Loss on Disposal of Assets	32	_	_
Cash Flows from Changes in Operating Assets and Liabilities,
Accounts Receivable	(1,287)	696	1,808
Inventories	(1,138)	671	(30)
Prepaid Expenses	149	(427)	(72)
Accounts Payable	885	(400)	(1,346)
Accrued Expenses	328	(383)	(216)
Income Taxes	(65)	(429)	(42)
Supplemental Retirement Plan and Other Liabilities	343	307	159
Cash provided by Operating Activities	143	2,126	5,602

Cash Flows from Investing Activities
Purchases of short-term investments	(4,000)	-	-
Proceeds from sale of short-term investments	3,000	-	-
Capital Expenditures	(1,136)	(420)	(397)
Other	(322)	(284)	(316)
Proceeds from the sale of assets	34	-	-
Cash used for Investing Activities	(2,424)	(704)	(713)

Cash Flows from Financing Activities
Proceeds from Spin-off of MOD-PAC CORP.	-	4,751	-
Principal Payments on Long-term Debt	(1,452)	(879)	(2,535)
Unexpended Industrial Revenue Bond Proceeds	555	-	82
Proceeds from Issuance of Stock	133	35	80
Purchase and Retirement of Stock	-	(606)	-
Purchase of Stock for Treasury	-	(497)	(2,089)
Cash (used for) provided by Financing Activities	(764)	2,804	(4,462)

Effect of Exchange Rates on Cash	(133)	64	(9)
Cash (used for) provided by Continuing Operations	(3,178)	4,290	418
Cash (used for) Discontinued Operations	(154)	(204)	(1,872)

Cash and Cash Equivalents at Beginning of Year	11,808	7,722	9,176
Cash and Cash Equivalents at End of Year	$8,476	$11,808	$7,722

Disclosure of Cash Payments (Refunds) for:
Interest - Continuing Operations	$396	$404	$470
Income taxes - Continuing Operations	(421)	840	1,775
Interest - Discontinued Operations	-	9	12
Income taxes - Discontinued Operations	-	185	1,052

See notes to financial statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
ASTRONICS CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(dollars and shares in thousands)

	Common Stock		Class B Stock		Treasury Stock			Accumulated Other
	Shares	Par	Shares	Par			Paid-In	Comprehensive	Retained	Comprehensive
	Issued	Value	Issued	Value	Shares	Cost	Capital	Income (Loss)	Earnings	Income
Balance at December 31, 2001	5,975	$60	2,524	$25	415	$1,160	$3,433	$35	$38,278

Net Income for 2002									4,553	$4,553
Minimum Pension Liability Adjustment
(net of income taxes of $127)								(207)		(207)
Currency Translation Adjustments								(44)		(44)
Mark to Market Adjustments for Derivatives
(net of income taxes of $201)								(329)		(329)
Total Comprehensive Income										$3,973
Treasury Stock Sold					(6)	(27)	17
Treasury Stock Purchased					294	2,089
Exercise of Stock Options	54		20				340
Class B Stock converted to Common Stock	412	4	(412)	(4)
Balance at December 31, 2002	6,441	$64	2,132	$21	703	$3,222	$3,790	$(545)	$42,831

Net Income for 2003									1,113	$1,113
Minimum Pension Liability Adjustment
(net of income taxes of $127)								207		207
Currency Translation Adjustments								573		573
Mark to Market Adjustments for Derivatives
(net of income taxes of $44)								66		66
Total Comprehensive Income										$1,959
Common Stock Purchased and Retired	(98)	(1)					(606)
Treasury Stock Purchased					81	497
Exercise of Stock Options including income tax benefit of $50	38	1	13				85
Class B Stock converted to Common Stock	102	1	(102)	(1)
Spin-off of MOD-PAC CORP								64	(21,004)
Balance at December 31, 2003	6,483	$65	2,043	$20	784	$3,719	$3,269	$365	$22,940

Net Loss for 2004									(734)	$(734)
Currency Translation Adjustments								197		197
Mark to Market Adjustments for Derivatives
(net of income taxes of $57)								94		94
Total Comprehensive Income										$(443)
Exercise of Stock Options including income tax
benefit of $30	52		6				163
Class B Stock converted to Common Stock	99	1	(99)	(1)
Balance at December 31, 2004	6,634	$66	1,950	$19	784	$3,719	$3,432	$656	$22,206

See notes to financial statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND PRACTICES

Description of the Business

        Astronics Corporation, through its subsidiaries Luminescent Systems, Inc. and Luminescent Systems-Canada Inc., designs and manufactures lighting components, subsystems and systems for aircraft. We serve the three primary markets for aircraft which are the military, commercial transport and the business jet markets.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, except for MOD-PAC CORP., which is presented with discontinued operations through its spin-off date of March 14, 2003. All intercompany transactions and balances have been eliminated.

Revenue and Expense Recognition

        Revenue is recognized on the accrual basis, i.e., at the time of shipment of goods. There are no significant contracts allowing for right of return. A trade receivable is recorded at the value of the sale. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Amounts not collected from customers within 90 days of the due date of the invoice are credited to the allowance for doubtful accounts. After collection efforts have been exhausted, uncollected balances are charged off to the allowance.

        Cost of products sold includes the costs to manufacture products such as direct materials and labor and manufacturing overhead as well as all engineering and developmental costs. Selling, general and administrative expenses includes costs primarily related to our sales and marketing departments and administrative departments. Shipping and handling costs are expensed as incurred and are included in costs of products sold.

Stock-Based Compensation

        The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations.

        The measurement prescribed by APB Opinion No. 25 does not recognize compensation expense if the exercise price of the stock option equals the market price of the underlying stock on the date of grant and the number of stock options granted is fixed. Accordingly, no compensation expense related to stock options has been recorded in the financial statements.

        The following table provides pro forma earnings information as if the Company recorded compensation expense based on the fair value of stock options:

(in thousands, except per share data)	2004	2003	2002
(Loss)Income from Continuing Operations,
as reported	$(734)	$782	$4,047
Stock-based compensation included in net (loss) income as reported	-	-	-
Adjustment to record compensation expense for Stock Option
awards under the Fair Value Method of Accounting	(273)	(446)	(273))
Pro Forma (Loss) Income from Continuing
Operations	$(1,007)	$336	$3,774
Net (Loss) Income, as reported	$(734)	$1,113	$4,553
Stock-based compensation included in net (loss) income as reported	-	-	-
Adjustment to record compensation expense for Stock Option
Awards under the Fair Value Method of Accounting	(273)	(225)	(363)
Pro Forma Net (Loss) Income	$(1,007)	$888	$4,190
Pro Forma Basic (Loss) Earnings Per Share
Continuing Operations	$(.13)	$.04	$.47
Net (Loss) Income	$(.13)	$.11	$.52
Pro Forma Diluted (Loss) Earnings Per
Share Continuing Operations	$(.13)	$.04	$.46
Net (Loss) Income	$(.13)	$.11	$.51

Cash and Cash Equivalents

        All highly liquid instruments with a maturity of three months or less at the time of purchase are considered cash equivalents.

Short-Term Investments

        The Company's short-term investments consist of marketable securities that are categorized as available for sale securities as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The investment portfolio at December 31, 2004 consisted of Government Agency securities totaling $1.0 million. There was no unrealized gain or loss at December 31, 2004. There was no realized gain or loss for the year ended December 31, 2004.

Inventories

        Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories at December 31 are as follows:

(in thousands)
	2004	2003

Finished Goods	$644	$501
Work in Progress	1,068	1,166
Raw Material	5,398	4,040
	$7,110	$5,707

Property, Plant and Equipment

        Depreciation of property, plant and equipment is computed on the straight-line method for financial reporting purposes and on accelerated methods for income tax purposes. Estimated useful lives of the assets are as follows: buildings, 40 years; machinery and equipment, 4-10 years. Leasehold improvements are amortized over the terms of the lease or the lives of the assets, whichever is shorter.

        The cost of properties sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the accounts, and the resulting gain or loss, as well as maintenance and repair expenses, are reflected in income. Renewals and betterments are capitalized.

        Depreciation expense was $1,015,000, $1,055,000 and $1,039,000 in 2004, 2003 and 2002, respectively.

Goodwill

        The Company tests goodwill at the reporting unit level on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has one reporting unit for purposes of the goodwill impairment test. The impairment test consists of comparing the fair value of the reporting unit, determined using discounted cash flows, with its carrying amount including goodwill, and, if the carrying amount of the reporting unit exceeds its fair value, comparing the implied fair value of goodwill with its carrying amount. An impairment loss would be recognized for the carrying amount of goodwill in excess of its implied fair value.

        The changes in the carrying amount of goodwill are as follows:

(in thousands)	2004	2003
Balance at January 1,	$2,444	$2,135
Foreign currency translations	171	309
Balance at December 31,	$2,615	$2,444

Income Taxes

        The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for the amount of tax benefits which are not expected to be realized. Investment tax credits are recognized on the flow through method.

Earnings per Share

        Earnings per share computations are based upon the following table:

(in thousands, except per share data)	2004	2003	2002
(Loss) Income from continuing operations	$(734)	$782	$4,047
Income from discontinued operations	-	331	506
Net (Loss) Income	$(734)	$1,113	$4,553
Basic earnings per share
weighted average shares	7,766	7,761	8,033
Net effect of dilutive stock options	-	54	175
Diluted earnings per share
weighted average shares	7,766	7,815	8,208
Basic (loss) earnings per share
Continuing operations	$(.09)	$.10	$.51
Discontinued operations	-	.04	.06
Net (loss) Income	$(.09)	$.14	$.57
Diluted earnings per share
Continuing operations	$(.09)	$.10	$.49
Discontinued operations	-	.04	.06
Net (loss) Income	$(.09)	$.14	$.55

        The effect of stock options has not been included for 2004 since this would be anti-dilutive as a result of the Company's net loss.

Class B Stock

        Class B Stock is identical to Common Stock, except Class B Stock has ten votes per share, is automatically converted to Common Stock when sold or transferred, and cannot receive dividends unless an equal or greater amount is declared on Common Stock. At December 31, 2004, approximately 3,300,000 shares of common stock were reserved for issuance upon conversion of the Class B stock, exercise of stock options and purchases under the Employee Stock Purchase Plan.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires Management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Long-Lived Assets

        Long-lived assets to be held and used are initially recorded at cost. The carrying value of these assets is evaluated for recoverability whenever adverse effects or changes in circumstances indicate that the carrying amount may not be recoverable. Impairments are recognized if future undiscounted cash flows and earnings from operations are not expected to be sufficient to recover long-lived assets. The carrying amounts are then reduced by the estimated shortfall of the discounted cash flows.

Financial Instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, short-term investments, notes payable, long-term debt and an interest rate swap. The carrying value of the Company's financial instruments approximate fair value. The Company does not hold or issue financial instruments for trading purposes.

Derivatives

        The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use and resulting designation. At December 31, 2004 and 2003, the Company's use of derivative instruments is limited to a cash flow hedge of interest rate risk. For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income ("OCI") and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portions of all derivatives are recognized immediately into earnings. Ineffectiveness was not material in 2004, 2003, and 2002. For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change. The Company classifies the cash flows from hedging transactions in the same category as the cash flows from the respective hedged items. The Company reclassified $0.2 million from accumulated other comprehensive income to interest expense during each of the years 2004, 2003 and 2002. During 2005 $0.1 million is expected to be reclassified as settlements occur.

Comprehensive Income

        Comprehensive income (loss) consists primarily of net earnings and the after-tax impact of: currency translation adjustments, mark to market adjustment for derivatives and minimum pension liability adjustments. Income taxes related to derivatives and minimum pension liability adjustments within other comprehensive income are generally recorded based on an effective tax rate of approximately 38%. No income taxes are recorded for currency translation adjustments.

        The accumulated balances of the components of other comprehensive income net of tax, at December 31, 2004 and 2003 are as follows: accumulated foreign currency translation $0.7 million and $0.5 million, respectively; and accumulated mark to market adjustment for derivatives $(0.1) million and $(0.2) million, respectively.

Recent Accounting Pronouncements

        On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted as of the third quarter of 2005, which is when the Company expects to adopt it.

        As permitted by Statement 123, the company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will impact on the results of operations, although it will have no impact on overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net (loss) income and (loss) earnings per share previously in Note 1 under Stock-Based Compensation.

        In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The amendments made by this statement clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 2004. The Company believes the adoption of this standard will not have a material impact on its results of operations or financial position.

        In October 2004, President Bush signed the American Job Creation Act of 2004, which contains provisions related to the distribution of the earnings of foreign subsidiaries and provides a tax deduction on qualified production activities, as defined in the Act. Although preliminary guidance has been issued by the IRS, the Company is still evaluating the effect that this new tax legislation will have on its results of operations and financial condition. Therefore, while the impact of the provisions could be significant, the Company is not able at this time to determine the impact, if any, of future repatriations and the amount of available future tax deductions.

NOTE 2 DISCONTINUED OPERATIONS

        On September 26, 2002, Astronics announced the spin-off of its wholly owned subsidiary MOD-PAC CORP., which operated the Printing and Packaging segment. The spin-off was completed on March 14, 2003, at such time the net assets and equity of MOD-PAC CORP. was removed from the balance sheet of the Company resulting in a reduction of the Company's equity, primarily retained earnings and related net assets of approximately $21 million. The spin-off was accomplished through Astronics payment of a dividend to its shareholders in the form of the outstanding shares of MOD-PAC CORP. stock (the Distribution). The net assets and equity of MOD-PAC CORP. were reduced by a $7.0 million dividend to the Company. No gain or loss was recorded in connection with the spin-off of MOD-PAC CORP.

        In December 2002, Astronics announced the discontinuance of the Electroluminescent Lamp Business Group, whose primary business has involved sales of microencapsulated EL lamps to customers in the consumer electronics industry. As a result of the discontinuance of the Electroluminescent Lamp Business Group, Astronics recorded estimated losses on disposition and other exit-related costs as losses on discontinued operations in the quarter ending December 31, 2002, of $.7 million after applicable income tax benefit. This charge consisted mostly of severance, inventory and equipment-related expenses. Current liabilities and long-term liabilities of discontinued operations consist of minimum lease payments under operating leases for both 2004 and 2003.

        The consolidated financial statements and related notes for all periods presented have been restated to reflect the Printing and Packaging segment and the Electroluminescent Lamp Business Group as discontinued operations.

        Operating results of discontinued operations are summarized:

(in thousands)	2004	2003	2002
Sales	$-	$8,222	$32,763
Income Before Taxes	-	522	725
Income Tax Expense	-	191	219
Income from Discontinued Operations	$-	$331	$506

        The Company and MOD-PAC CORP. entered into a Tax Sharing Agreement, which governs the Company's and MOD-PAC's respective rights, responsibilities and obligations after the Distribution with respect to taxes for the periods ending on or before Distribution. Generally, pre-Distribution taxes that are clearly attributable to the business of one party will be borne solely by that party, and other pre-Distribution taxes will be shared by the parties based upon a formula set forth in the Tax Sharing Agreement. In addition, under the Tax Sharing Agreement, liability for taxes that are incurred as a result of the restructuring activities undertaken to implement the Distribution will be borne 60% by Astronics and 40% by MOD-PAC CORP. If the Distribution fails to qualify as a tax-free distribution under Section 355 of the Internal Revenue Code because of an acquisition of our stock or assets, or some other action of ours, then the Company will be solely liable for any resulting corporate taxes.

        The Company and MOD-PAC CORP. entered into an Interim Services Agreement, whereby Astronics will provide MOD-PAC, on an interim transitional basis, payroll processing, general ledger preparation, financial reporting, training, shareholder relations, risk management and benefits administration services. The agreed upon charges for such services are generally intended to allow Astronics to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, without profit and will be allocated between MOD-PAC and Astronics, on a fifty-fifty basis. Amounts received from MOD-PAC for such services for the period after the Distribution date through December 31, 2004 and 2003 were $294,000 and $506,000, respectively, and were accounted for as a reduction in selling, general and administrative expenses.

NOTE 3 LONG-TERM DEBT

Long-term debt consists of the following:

(in thousands)	2004	2003

Note Payable at Canadian Prime payable $12 monthly through 2016
with interest (Canadian prime was 4.25% at December 31, 2004)	$1,618	$1,614
Industrial Revenue Bonds issued through the Erie County,
New York Industrial Development Agency payable $350 annually through 2019 with interest reset weekly
(2.2% at December 31, 2004)	4,695	5,600
Industrial Revenue Bonds issued through the Business Finance
Authority of the State of New Hampshire payable $400 annually through 2018
with interest reset weekly (2.2% at December 31, 2004)	5,650	6,050
Other	99	114
	12,062	13,378
Less current maturities	908	896
	$11,154	$12,482

        The Industrial Revenue Bonds are held by institutional investors and are guaranteed by a bank letter of credit, which is collateralized by certain property, plant and equipment assets, the carrying value of which approximates the principal balance on the bonds. At December 31, 2004 the Company had an unsecured revolving line of credit that provides for borrowing up to $8 million; interest is at bank prime or LIBOR plus 175 basis points. On March 18, 2005 the credit facility was amended extending its availability through June 30, 2006 and increasing the line to $11 million. It may be converted into a four-year term loan at any time.

        Principal maturities of long-term debt over the next five years are as follows: $908,000, $909,000, $910,000, $910,000 and $911,000.

        No interest costs were capitalized in 2004, 2003, and 2002.

        To offset risks due to fluctuation in interest rates, the Company entered into an interest rate swap on the New York Industrial Revenue Bond through December 2005 which effectively fixes the interest rate at 4.09%. The fair value, based on spot prices of similar contracts, of this derivative instrument which is designated as a cash flow hedge, was a liability of $93,000 and $244,000 at December 31, 2004 and 2003.

        At December 31, 2004, the Company had an unused $8 million line of credit. In February, 2005 the Company borrowed
$7.0 million against the line for its acquisition of AES.

        On March 18, 2005 the Company received an amended agreement from HSBC Bank USA to increase its available revolving credit facility to $11 million. The amendment also extends the revolving credit facility through June 30, 2006. The amendment is subject to ratification by the Company's board of directors. At December 31, 2004, the Company was in breach of certain covenants pursuant to its credit facility with HSBC Bank USA. Specifically the Company was required to maintain a debt service coverage ratio of no less than 1.25 to 1 calculated as net income plus depreciation divided by current maturities of long term debt. The debt service coverage ratio increases to 2.5 to 1 for 2005. In addition the Company is required to maintain an interest coverage ratio of not less than 4 to 1 calculated as income before tax plus interest, depreciation and amortization divided by interest expense. These covenants are measured on an annual basis at December 31. The Company has received written waivers from HSBC Bank USA for these covenant violations at December 31, 2004. In connection with the amended credit facility an additional covenant requiring a minimum income before tax plus interest, depreciation and amortization was established for the year to date periods ending June 30, 2005 and September 30, 2005. The Company believes it will be compliant with its covenants at future measurement dates.

NOTE 4 RELATED-PARTY TRANSACTIONS

        Through March 14, 2003, the spin-off date, and during the years ended December 31, 2002, MOD-PAC CORP., an Astronics subsidiary, performed printing and order fulfillment services for VistaPrint Corporation, resulting in sales of $2,206,000, and $6,198,000, respectively. Robert S. Keane, the son of Kevin T. Keane, is a shareholder in and the chief executive officer of VistaPrint Corporation. In addition, Kevin T. Keane is a shareholder in VistaPrint Corporation holding less than 5% of its capital stock.

NOTE 5 STOCK OPTION AND PURCHASE PLANS

        A summary of the Company's stock option activity, excluding MOD-PAC employees, and related information for the years ended December 31 follows:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at the Beginning of the Year	538,931	$5.88	392,703	6.79	404,217	$5.47
Options Granted	254,100	$5.30	98,700	6.60	45,200	$12.12
Adjustments to Maintain Intrinsic Value
as a result of MOD-PAC' s Spin-off	-	$-	105,177	(1.43)	-	$-
Options Exercised	(23,490)	$1.07	(50,899)	1.30	(56,714)	$1.64
Options Forfeited	(45,461)	$5.88	(6,750)	8.79	-	$-
Outstanding at the End of the Year	724,080	$5.83	538,931	5.88	392,703	$6.79

Exercisable at December 31	483,135	$5.90	292,982	4.85	283,702	$4.92

        In 2003, 433,754 options at a weighted average exercise price of $7.36 pr share were adjusted to maintain their intrinsic value as a result of the MOD-PAC CORP. spin-off. The adjustment had the affect of increasing the number of options outstanding to 538,931 at a weighted average exercise price of $5.93 per share. The adjustment was determined by reference to the fair value of the Company's common stock at the time of the Distribution; so as to equalize the intrinsic value of the stock options before and after the Distribution. Under SEC regulations, fair value for this purpose is defined as the last trade before and the first trade immediately following the Distribution.

        The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of December 31, 2004:

	Outstanding			Exercisable
Exercise Price Range	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$1.12-$3.39	89,734	1.4	$2.37	89,734	$2.37
$4.59- $7.65	544,489	7.4	$5.47	318,614	$5.57
$10.10 - $13.49	89,857	4.7	$11.41	77,787	$11.50
	724,080	6.3	$5.83	483,135	$5.90

        The Company established Incentive Stock Option Plans for the purpose of attracting and retaining executive officers and key employees, and to align management's interest with those of the shareholders. Generally, the options must be exercised within ten years from the grant date and vest ratably over a five-year period. The exercise price for the options is equal to the fair market value at the date of grant. The Company had options outstanding for 530,539 shares under the plans. At December 31, 2004, 585,512 options were available for future grant under the plan established in 2001.

        The Company established the Directors Stock Option Plans for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors, and to align their interest with those of the shareholders. The options must be exercised within ten years from the grant date. The exercise price for the option is equal to the fair market value at the date of grant. The Company had options outstanding for 193,541 shares under the plans at December 31, 2004. At December 31, 2004, 21,602 options were available for future grant under the plan established in 1997.

        The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2004	2003	2002
Risk-free interest rate	4.25%	5.5%	6.0%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	0.30	0.35	0.35
Expected life	7.0 years	7.0 years	6.7 years

        The weighted average fair value of options granted during 2004, 2003, and 2002 was $2.30, $3.16 and $5.78, respectively.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

        Astronics established the Employee Stock Purchase Plan to encourage employees to invest in Astronics. The plan provides employees that have been with the company for at least a year the opportunity to invest up to 20% of their cash compensation (up to an annual maximum of $20,000) in Astronics common stock at a price equal to 85% of the fair market value of the Astronics common stock, determined each October 1. Employees are allowed to enroll annually. Employees indicate the number of shares they wish to obtain through the program and their intention to pay for the shares through payroll deductions over the annual cycle of October 1 through September 30. Employees can withdraw anytime during the annual cycle, and all money withheld from the employees pay is returned with interest. If an employee remains enrolled in the program, enough money will have been withheld from the employees' pay during the year to pay for all the shares that the employee opted for under the program. At December 31, 2004, employees had subscribed to purchase 38,379 shares at $4.17 per share on September 30, 2005.

NOTE 6 INCOME TAXES

        The (benefit) provision for income taxes for continuing operations consists of the following:

(in thousands)	2004	2003	2002
Currently Payable (Refundable)
US Federal	$(56)	$81	$2,075
Foreign	(399)	(28)	370
State	47	39	144
Deferred	(40)	175	(221)
	$(448)	$267	$2,368

The effective tax rates differ from the statutory federal income tax as follows:
	2004	2003	2002
Statutory Federal Income
Tax Rate	( 34.0%)	34.0%	34.0%
Nondeductible Items, Net	.6%	1.4%	.5%
Foreign Taxes (benefits)	(7.1%)	3.4%	1.4%
State Income Tax, Net of
Federal Income Tax Benefit	0.1%	2.5%	.9%
Research and Development Credits	-	(13.0%)	-
Other	2.5%	(2.8%)	.1%
	(37.9%)	25.5%	36.9%

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

        Significant components of the Company's deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows:

	2004	2003
Deferred tax assets:
Deferred compensation	$1,654	$1,449
State investment tax credit carryforwards	325	299
Reserves and obligations related to discontinued operation	298	379
Asset reserves and other	505	324
Deferred tax assets	2,782	2,451

Deferred tax liabilities:
Depreciation	1,634	1,286
Net deferred tax asset	$1,148	$1,165

        The net deferred tax assets are presented in the consolidated balance sheet as follows at December 31, 2004 and 2003:

	2004	2003

Deferred tax asset - current	$660	$-
Deferred tax asset - long-term	488	1,165
	$1,148	$1,165

        At December 31, 2004, the Company had state investment tax credit carry forwards of $491,000 expiring through 2019. Undistributed earnings of the Company's Canadian subsidiary amounted to approximately $193,000 at December 31, 2004. Those earnings are considered to be indefinitely reinvested and accordingly no provisions for U.S. federal or state income taxes have been provided thereon. Upon distribution of these earnings, the Company would be subject to both U.S. income tax (potentially offset by foreign tax credits) and withholding taxes payable to the foreign country. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings.

NOTE 7 PROFIT SHARING/401(k) PLAN

        The Company has a qualified Profit Sharing/401(k) Plan for the benefit of its eligible full-time employees. The Profit Sharing/401(k) Plan provides for annual contributions based on percentages of pretax income. In addition, employees may contribute a portion of their salary to the 401(k) plan which is partially matched by the Company. The plan may be amended or terminated at any time. Total charges to income from continuing operations for the plan were $465,000, $455,000 and $582,000 in 2004, 2003 and 2002, respectively.

NOTE 8 SUPPLEMENTAL RETIREMENT PLAN AND RELATED POST RETIREMENT BENEFITS

        The Company has a nonqualified supplemental retirement defined benefit plan (the "Plan") for certain current and retired executives. The Plan provides for benefits based upon average annual compensation and years of service, less offsets for Social Security and Profit Sharing benefits. It is the Company's intent to fund the benefits as they become payable. The following table sets forth the benefit obligation and amounts recognized in the balance sheet as of December 31, 2004 and 2003 along with the net periodic cost for the years ended 2004, 2003 and 2002. The measurement date for determining the Plan obligation and cost is December 31.

(in thousands)	2004	2003
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$5,396	$6,939
Service Cost	23	28
Interest Cost	313	351
Actuarial Gains	(113)	(1,813)
Benefits Paid	(111)	(109)
Benefit Obligation at Year-End	$5,508	$5,396

Benefit Obligation at Year-End
Unfunded Benefit Obligation	$5,508	$5,396
Unrecognized Prior Service Costs	(1,225)	(1,334)
Unrecognized Actuarial Loss	(383)	(497)
Net Amount Recognized	$3,900	$3,565

Amounts Recognized in Balance Sheet
Accrued Expenses - Current	$361	$110
Supplemental Retirement Plan	4,490	4,652
Intangible Asset	(951)	(1,197)
Net Amount Recognized	$3,900	$3,565

        The assumptions used to calculate the benefit obligation as of December 31, 2004 and 2003 are as follows:

	2004	2003
Discount Rate	5.75%	6.0%
Future Average Compensation Increases	5.0%	5.0%

        The following table summarizes the components of the net periodic cost for the years ended December 31, 2004,
2003 and 2002:

(in thousands)
Net Periodic Cost	2004	2003	2002
Service Cost - Benefits Earned During Period	$23	$28	$151
Interest Cost	313	351	399
Amortization of Prior Service Cost	109	109	109
Amortization of Net Actuarial Losses	-	32	61
Net Periodic Cost	$445	$520	$720

        The assumptions used to determine the net periodic cost are as follows:

	2004	2003	2002
Discount Rate	6.0%	6.5%	7.0%
Future Average Compensation Increases	5.0%	5.0%	5.0%

        The benefit obligation represents the actuarial present value of benefits attributed to employee service rendered, assuming future compensation levels are used to measure the obligation. FASB Statement No. 87, "Employers' Accounting for Pensions," requires the Company to recognize a minimum pension liability equal to the actuarial present value of the accumulated benefit obligations. An intangible asset is required and has been recorded to the extent that the excess of the accumulated benefit obligation over the pension cost recognized relates to prior service costs. The accumulated benefit obligation was $4,851,000 and $4,763,000 at December 31, 2004 and 2003, respectively. The Company expects the benefits to be paid in each of the next five years to be $0.3 million and in the aggregate for the next five years after that $1.5 million. This also is the expected Company contribution to the plan, since the plan is unfunded.

        Participants in the nonqualified supplemental retirement plan are entitled to paid medical, dental and long term care insurance benefits upon retirement under the plan. The following table sets forth the benefit obligation and amounts recognized in the balance sheet as of December 31, 2004 and 2003:

(in thousands)	2004	2003
Change in Accumulated Post Retirement Benefit
Obligation (APBO):
APBO Beginning of Year	$306	$387
Service Cost	3	3
Interest Cost	18	21
Actuarial (Gain) Loss	410	(91)
Benefits Paid	(14)	(14)
APBO at End of Year	723	306

Amount Recognized in Balance Sheet:
APBO	723	306
Unrecognized Prior Service Costs	(209)	(226)
Unrecognized Actuarial Loss	(424)	(14)
Accrued Post Retirement Liability	$90	$66

        The following table summarizes the components of the net periodic cost for the years ended December 31, 2004,
2003 and 2002:

(in thousands)	2004	2003	2002
Net Periodic Cost:
Service Cost	$3	$3	$9
Interest	18	21	22
Prior Service Cost	18	19	17
Net periodic cost	$39	$43	$48

        The assumed discount rate used to calculate the post retirement benefit obligations was 5.75% at December 31, 2004 and 6.0% at December 31, 2003. The assumed discount rate used to calculate the net periodic cost was 6.0% for 2004, 6.5% for 2003, and 7.0% for 2003. For measurement purposes, a 12% annual increase in the cost of health care benefits was assumed for 2004 and 2003 respectively, gradually decreasing to 5.0% in 2011 and years thereafter. A one percentage point increase in this rate would increase the post retirement benefit obligation by approximately $86,000, and a one percentage point decrease in this rate would decrease the post retirement benefit obligation by approximately $71,000. The Company expects the benefits to be paid in each of the next five years to be $0.03 million and in the aggregate for the next five years after that $0.15 million. This also is the expected Company contribution to the plan, since the plan is unfunded.

NOTE 9 SELECTED QUARTERLY FINANCIAL INFORMATION

        The quarter ended December 31, 2003, includes $0.414 million of pre-tax adjustments for bonuses and executive compensation that had been accrued through the first three quarters of the year but was reversed in the fourth quarter.

SELECTED QUARTERLY FINANCIAL INFORMATION
(unaudited)
(in thousands, except for per share data)				Quarter ended
Dec. 31,		Oct. 2,	July 3,	April 3,	Dec. 31,	Sept. 27,	June 28,	March 29,
2004		2004	2004	2004	2003	2003	2003	2003

Sales	$8,338	$8,449	$8,940	$8,969	$8,327	$7,607	$8,562	$8,686
Gross Profit (sales less cost of products sold)	492	980	1,449	1,688	1,825	1,102	1,828	1,988
Income (Loss) before Tax	(1,201)	(444)	99	364	651	(436	394	440
Income (Loss)
Continuing Operations	(658)	(359)	57	226	542	(280)	243	277
Discontinued Operations	-	-	-	-	19	(17)	48	281
Net Income (Loss)	$(658)	$(359)	$57	$226	$561	$(297)	$291	$558
Basic Earnings (Loss) per Share
Continuing Operations	$(.08)	$(.05)	$.01	$.03	$.07	$(.04)	$.03	$.03
Discontinued Operations	(.00)	(.00)	.00	.00	.00	(.00)	.01	.04
Net Income (Loss)	$(.08)	$(.05)	$.01	$.03	$.07	$(.04)	$.04	$.07
Diluted Earnings (Loss) per Share
Continuing Operations	$(.08)	(.05)	$.01	$.03	$.07	$(.04)	$.03	$.03
Discontinued Operations	(.00)	(.00)	.00	.00	.00	(.00)	.01	.04
Net Income (Loss)	$(.08)	$(.05)	$.01	$.03	$.07	$(.04)	$.04	$.07

NOTE 10 SALES BY GEOGRAPHIC REGION, MAJOR CUSTOMERS AND CANADIAN OPERATIONS

        The following table summarizes the Company's sales by geographic region:

	2004	2003	2002
North America	$28,351	$26,955	$36,741
Europe	4,558	4,187	3,715
South America	814	978	1,078
Other	973	1,062	1,406
	$34,696	$33,182	$42,940

        Sales recorded by the Company's Canadian operations were $6.9 million in 2004, $6.4 million in 2003 and $6.6 million in 2002. Net income (loss) from these operations was $(0.5) million in 2004, $(0.2) million in 2003 and $0.5 million in 2002. Net Assets held outside of the United States total $1.0 million at December 31, 2004 and $1.4 million at December 31, 2003. The exchange gain (loss) included in determining net income for the years ended December 31, 2004, 2003 and 2002 was $(0.2) million, $(0.3) million and $0.0 million respectively. The Company does not have a significant concentration of business with any sole customer with the exception of the U.S. Government which accounted for 18.5% of sales in 2004, 26% of sales in 2003 and 37% of sales in 2002. Accounts receivable from the U.S. Government at December 31, 2004 and 2003 were $ 0.8 million and $ 0.9 million, respectively.

NOTE 11 COMMITMENTS AND CONTINGENCIES

        The Company leases certain office and manufacturing facilities as well as equipment under various lease contracts with terms that meet the accounting definition of operating leases. These arrangements may include fair market renewal or purchase options. Rental expense for the years ended December 31, 2004, 2003 and 2002 was $203,000, $192,000 and $174,000, respectively. The following table represents future minimum lease payment commitments as of December 31, 2004:

(in thousands)	2005	2006	2007	2008	2009

Minimum Lease Payments	$292	$57	$15	$13	$-

        From time to time the Company may enter into purchase agreements with suppliers under which there is a commitment to buy a minimum amount of product. Purchase commitments outstanding at December 31, 2004 were $4.5 million. These commitments are not reflected as liabilities in the Company's Balance Sheet.

NOTE 12 SUBSEQUENT EVENT

        On February 3, 2005, the Company acquired substantially all of the assets of the Airborne Electronic Systems (AES) business unit from a subsidiary of General Dynamics. Astronics acquired the business for $13.0 million in cash at closing with an additional purchase consideration of up to $4.0 million based on AES 2005 revenue, as defined in the asset purchase agreement, as follows: $4 million if revenue exceeds $35 million, $3 million if revenue exceeds $34 million, $2 million if revenue exceeds $33 million, $1 million if revenue exceeds $32 million, no amount of additional consideration will be paid if revenue is less than $32 million. As defined in the agreement revenues include all revenue for the calendar year 2005 as well as certain adjustments for specific programs that will utilize percentage of completion revenue recognition which differs from Astronics revenue recognition policy. The Company expects these adjustments will result in increasing the revenue as determined for the earn out calculation by an estimated $3 million as compared with its reported revenue for 2005. AES produces a wide range of products related to electrical power generation, control, and distribution on military, commercial, and business aircraft. The acquisition compliments the Company's existing business and broadens the Company's product offerings. For the year ended December 31, 2004 AES had an unaudited net loss of approximately $5 million on sales of $ 26 million. The loss was primarily a result of costs relating to a development program that included significant termination fees negotiated by the parent and charged to AES. Audited financial statements for AES for 2004 and 2003 and pro-forma combined financial information for Astronics and AES will be available and included in a Form 8-K filing expected to be filed in April 2005. Presently, the Company does not expect to record significant amounts of goodwill in connection with the acquisition but has not yet completed its purchase price allocation.

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

ITEM 9B . OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS, OF THE REGISTRANT

        The information regarding directors is contained under the captions "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement dated March 25, 2005 and is incorporated herein by reference.

        The executive officers of the Company, their ages, their positions and offices with the Company, and the date each assumed their office with the Company are as follows:
Name and Age Of Executive Officer	Positions and Offices with Astronics	Year First Elected Officer

Kevin T. Keane Age 72	Chairman of the Board and Director of the Company	1970

Peter J. Gundermann Age 42	President, Chief Executive Officer and Director of the Company	2001

David C. Burney Age 42	Vice President-Finance, Treasurer, Secretary and Chief Financial Officer of the Company	2003

        The principal occupation and employment for all executives listed above for the past five years has been with the Company.

        The Company has adopted a Code of Business Conduct and Ethics that applies to the Chief Executive Officer, Chief Financial Officer as well as other directors, officers and employees of the Company. This Code of Business Conduct and Ethics is available upon request without charge by contacting Astronics Corporation, Investor Relations at (716) 805-1599. The Code of Business Conduct and Ethics is also available on the Investor Relations section of the Company's website at www.astronics.com.

ITEM 11.   EXECUTIVE COMPENSATION

        The information contained under the caption "Executive Compensation" and "Summary Compensation Table" in the Company's definitive Proxy Statement to be filed within 120 days of the end of our fiscal year is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement to be filed within 120 days of the end of our fiscal year is incorporated herein by reference.

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

        Additional information concerning our stock option plans and other equity compensation plans set forth under the captions "Stock Option Grant Table," "Stock Option Exercises and Fiscal Year-End Table Values" and "Equity Compensation Plan Information" in the Company's definitive Proxy Statement be filed within 120 days of the end of our fiscal year is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be filed within 120 days of the end of our fiscal year is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information contained under the caption "Audit and Non-Audit Fees" in the Company's definitive Proxy Statement to be filed within 120 days of the end of our fiscal year is incorporated herein by reference.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    The documents filed as a part of this report are as follows:

1.	The following financial statements are included:
	(i)	Consolidated Statements of Operations for the years ended December 31, 2004, December 31, 2003 and December 31, 2002
	(ii)	Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003
	(iii)	Consolidated Statements of Cash Flows for the years ended December 31, 2004, December 31, 2003 and December 31, 2002
	(iv)	Consolidated Statements of Shareholders' Equity for the years ended December 31, 2004, December 31, 2003 and December 31, 2002
	(v)	Notes to Consolidated Financial Statements
	(vi)	Report of Independent Registered Public Accounting Firm.
2.	Financial Statement Schedules

        Schedule II. Valuation and Qualifying Accounts

        All other consolidated financial statement schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

            3.    Exhibits
Exhibit No.	Description
2.1	Separation and Distribution Agreement Dated December 7, 2002 by and between MOD-PAC CORP. and the Registrant; incorporated by reference to exhibit 2.1 of MOD-PAC CORP.'s Form 10/A registration statement dated January 28, 2003

3(a)	Restated Certificate of Incorporation, as amended; incorporated by reference to exhibit 3(a) of the Registrant's December 31, 1988 Annual Report on Form 10-K.
(b)	By-Laws, as amended; incorporated by reference to exhibit 3(b) of the Registrant's December 31, 1996 Annual Report on Form 10-K.

4.1	Unsecured $8,000,000 Credit Agreement with HSBC Bank USA, dated February 20, 2003; incorporated by reference to Exhibit 4.1 to the registrant's December 31, 2002 Annual Report on Form 10-K.

10.1*	Restated Thrift and Profit Sharing Retirement Plan; incorporated by reference to exhibit 10.1 of the Registrant's December 31, 1994 Annual Report on Form 10-KSB.

10.2*	Incentive Stock Option Plan; incorporated by reference to the Registrant's definitive proxy statement dated March 26, 1982.

10.3*	Director Stock Option Plan; incorporated by reference to the Registrant's definitive proxy statement dated March 16, 1984.

10.4*	1992 Incentive Stock Option Plan; incorporated by reference to the Registrant's definitive proxy statement dated March 30, 1992.

10.5*	1993 Director Stock Option Plan; incorporated by reference to the Registrant's definitive proxy statement dated March 19, 1993.

10.6*	1997 Director Stock Option Plan; incorporated by reference to the Registrant's definitive proxy statement dated March 14, 1997.

10.7*	2001 Stock Option Plan; incorporated by reference to the Registrant's definitive proxy statement dated March 19, 2001.

10.8*	Non-Qualified Supplemental Retirement Plan; incorporated by reference from the Registrant's 1999 Annual Report on Form 10-K.

10.9	Interim Services Agreement Dated December 7, 2002 by and between MOD-PAC CORP. and the Registrant; incorporated by reference to exhibit 10.2 of MOD-PAC CORP.'s Form 10/A registration statement dated January 28, 2003

10.10	Tax Sharing Agreement Dated December 7, 2002 by and between MOD-PAC CORP. and the Registrant; incorporated by reference to exhibit 10.1 of MOD-PAC CORP.'s Form 10/A registration statement dated January 28, 2003

10.11	Employee Benefits Agreement Dated December 7, 2002 by and between MOD-PAC CORP. and the Registrant; incorporated by reference to exhibit 10.3 of MOD-PAC CORP.'s Form 10/A registration statement dated January 28, 2003

10.12*	Employment Termination Benefits Agreement Dated December 16, 2003 between Astronics Corporation and Peter J. Gundermann, President and Chief Executive Officer of Astronics Corporation ; incorporated by reference from the Registrant's 2003 Annual Report on Form 10-K.

10.13*	Employment Termination Benefits Agreement Dated December 16, 2003 between Astronics Corporation and David C. Burney, Vice President and Chief Financial Officer of Astronics Corporation ; incorporated by reference from the Registrant's 2003 Annual Report on Form 10-K.

10.14	Asset Purchase Agreement Dated February 3, 2005 between General Dynamics OTS (Aerospace), Inc. and Astronics Acquisition Corp. filed herewith

10.15*	2005 Director Stock Option Plan filed herewith.

21	Subsidiaries of the Registrant; filed herewith.

23	Consent of Independent Registered Public Accounting Firm; filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002; filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002; filed herewith

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; furnished herewith

                *identifies a management contract or compensatory plan or arrangement as required  by Item 15(a)(3) of Form 10-K.

SCHEDULE II

Valuation and Qualifying Accounts

(in thousands)
Year	Description	Balance at the Beginning of Period	Charged to Costs and Expense	(Write-offs)/ Recoveries	Balance at End of Period
2004	Allowance for Doubtful Accounts	$333	$397	$14	$716

	Reserve for Inventory Valuation	$534	$229	$(79)	$684

2003	Allowance for Doubtful Accounts	$397	$(78)	$14	$333

	Reserve for Inventory Valuation	$382	$256	$(104)	$534

2002	Allowance for Doubtful Accounts	$177	$246	$(26)	$397

	Reserve for Inventory Valuation	$296	$213	$(127)	$382

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2005.

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
Signature	Title	Date
/s/ Raymond S. Boushie	Director	March 25, 2005
Raymond S. Boushie

/s/ Robert T. Brady	Director	March 25, 2005
Robert T. Brady

/s/ John B. Drenning	Director	March 25, 2005
John B. Drenning

/s/ Peter J. Gundermann	Director	March 25, 2005
Peter J. Gundermann

/s/ Kevin T. Keane	Director	March 25, 2005
Kevin T. Keane

/s/ Robert J. McKenna	Director	March 25, 2005
Robert J. McKenna