Form 10-Q
period 2005-05-16
ASTRONICS CORP
filed 2005-05-16
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 2, 2005
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

As of April 2, 2005 7,825,506 shares of common stock were outstanding consisting of 5,999,450 shares of common stock ($.01 par value) and 1,826,056 shares of Class B common stock ($.01 par value).

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ASTRONICS CORPORATION
Consolidated Balance Sheet
April 2, 2005
With Comparative Figures for December 31, 2004

	(Dollars in Thousands)
	April 2, 2005	December 31,
	(Unaudited)	2004
Current Assets:
Cash	$2,915	$8,476
Short-term Investments	-	1,000
Accounts Receivable	13,202	5,880
Inventories	15,390	7,110
Prepaid Expenses	763	560
Prepaid Income Taxes	291	796
Deferred Taxes	660	660
Total Current Assets	33,221	24,482

Property, Plant and Equipment, at cost	31,620	25,252
Less Accumulated Depreciation and Amortization	10,525	10,031
Net Property, Plant and Equipment	21,095	15,221

Deferred Income Taxes	460	488
Goodwill	2,566	2,615
Other Assets	3,040	2,430
Total Assets	$60,382	$45,236

Current Liabilities:
Current Maturities of Long-term Debt	$905	$908
Note Payable	7,000	-
Current Liabilities of Discontinued Operations	396	533
Accounts Payable	6,303	2,551
Accrued Payroll and Employee Benefits	1,817	1,309
Program Loss Reserve	1,821	-
Advance Payment from Customers	680	-
Other Accrued Expenses	1,460	1,077
Total Current Liabilities	20,382	4,509

Long-term Debt	11,079	11,154
Supplemental Retirement Plan	4,580	4,543
Other liabilities	1,050	501

Common Shareholders' Equity:
Common Stock, $.01 par value
Authorized 20,000,000 shares, issued
6,677,888 in 2005, 6,633,805 in 2004	67	66
Class B Common Stock, $.01 par value
Authorized 5,000,000 shares, issued
1,931,868 in 2005, 1,950,517 in 2004	19	19
Additional Paid-in Capital	3,500	3,432
Accumulated Other Comprehensive Income	609	656
Retained Earnings	22,815	22,206
	27,010	26,379
Less Treasury Stock: 784,250 shares in 2005
and 2004	3,719	3,719
Total Shareholders' Equity	23,291	22,660

	$60,382	$45,236

See notes to financial statements.

ASTRONICS CORPORATION

Consolidated Statement of Income and Retained Earnings
Three Months Ended April 2, 2005
With Comparative Figures for 2004

	(Dollars in Thousands)
	(Unaudited)

	2005	2004

Sales	$15,656	$8,969

Costs and Expenses:
Cost of products sold	12,363	7,281
Selling, general and administrative expenses	2,207	1,267
Interest expense, net of interest income of $13 in 2005 and $38 in 2004	126	57
Total costs and expenses	14,696	8,605

Income Before Income Taxes	960	364

Provision for Income Taxes	351	138

Net Income	609	226

Retained Earnings:

Beginning of Period	22,206	22,940

End of period	$22,815	$23,166

Earnings per share:

Basic Earnings per share	$.08	$.03
Diluted Earnings per share	$.08	$.03

See notes to financial statements.

ASTRONICS CORPORATION

Consolidated Statement of Cash Flows
Three Months Ended April 2, 2005
With Comparative Figures for 2004

	(Dollars in Thousands)
	(Unaudited)
	2005	2004
Cash Flows from Operating Activities:
Net income	$609	$226
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and Amortization	616	323
Other	(11)	118
Cash flows from changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts Receivable	(1,380)	(1,245)
Inventories	(1,162)	(411)
Prepaid Expenses	(120)	40
Accounts Payable	1,646	1,036
Income Taxes	532	105
Accrued Expenses	(280)	(359)
Net Cash provided by (used in) Operating Activities	450	(167)

Cash Flows from Investing Activities:
Acquisition of business	(13,290)
Proceeds from sale of short-term investments	1,000
Capital Expenditures	(551)	(90)
Other	(51)	(55)

Net Cash used in Investing Activities	(12,892)	(145)

Cash Flows from Financing Activities:
Principal Payments on Long-term Debt and Capital Lease
Obligations	(40)	(36)
Proceeds from Note Payable	7,000	-
Proceeds from Issuance of Stock	34	4

Net Cash provided by (used in) Financing Activities	6,994	(32)

Effect of Exchange Rate Change on Cash	24	(15)

Cash (used in) Continuing Operations	(5,424)	(359)
Cash (used in) Discontinued Operations	(137)	(29)
Net (decrease) in Cash and Cash Equivalents	(5,561)	(388)

Cash and Cash Equivalents at Beginning of Period	8,476	11,808
Cash and Cash Equivalents at End of Period	$2,915	$11,420

See notes to financial statements.

ASTRONICS CORPORATION

Notes to Financial Statements

April 2, 2005

1)

Basis of Presentation

The accompanying unaudited statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the three-month period ended April 2, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in Astronics Corporation's (the "Company") 2004 annual report to shareholders.

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

For purposes of pro forma disclosures, the estimated fair value of the Company's stock options at the date of grant is amortized to expense over the options' vesting period. The Company's pro forma information for the first three months of 2005 and 2004 is presented in the table below:

	2005	2004
(in thousands, except per share data)
Net income as reported	$609	$226

Adjustments to record compensation expense for stock option awards under the fair value method of accounting	(59)	(85
Pro Forma Net Income	$550	$141

Earnings Per Share:
Basic, as reported	$0.08	$0.03
Basic, proforma	$0.07	$0.02
Diluted, as reported	$0.08	$0.03
Diluted, proforma	$0.07	$0.02

2)	Acquisition

On February 3, 2005, the Company acquired the assets of the Airborne Electronic Systems (AES) business unit from a subsidiary of General Dynamics, for $13.0 million in cash at closing with an additional purchase consideration of up to $4.0 million based on 2005 revenue. The Company has arranged for and is awaiting the results of an appraisal of the fixed assets and intangible assets acquired. As such the purchase price allocation is preliminary. No amount of the additional purchase consideration has been recorded at April 2, 2005. If additional purchase consideration is ultimately paid it will increase the recorded amounts of fixed assets and intangible assets, besides goodwill. AES produces a wide range of products related to electrical power generation, control, and distribution on military, commercial, and business aircraft. No goodwill is expected as a result of this acquisition. Operating results for this acquisition are included in the consolidated statement of earnings from the acquisition date.

The following summary, prepared on a pro forma basis, combines the consolidated results of operations of the Company with those of the acquired business for the three month periods ended April 2, 2005 and April 3, 2004 as if the acquisition took place at the beginning of the period. The pro forma consolidated results include the impact of certain adjustments, including, increased interest expense on acquisition debt, and related income tax effects.

(in thousands, except earnings per share)
	April 2, 2005 (Unaudited)	April 3, 2004 (Unaudited)

Sales	$17,354	$15,436
Net Income (loss)	357	(267)

Basic earnings (loss) per share	$0.05	$(0.03)
Diluted earnings (loss) per share	$0.05	$(0.03)

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the three months ended April 2, 2005 and the three months ended April 3, 2004. In addition, they are not intended to be a projection of future results.

3)	Discontinued Operations

In December of 2002 the Company announced the discontinuance of the Electroluminescent Lamp Business Group, whose business has involved sales of microencapsulated electroluminescent lamps to customers in the consumer electronics industry. The remaining liabilities of discontinued operations at April 2, 2005 consists of lease payments for equipment that was used in this business.

4)	Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

(in thousands)
	April 2, 2005 (Unaudited)	December 31, 2004

Finished Goods	$1,736	$644
Work in Progress	4,779	1,068
Raw Material	8,875	5,398
	$15,390	$7,110

5)

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments and mark to market adjustments for derivatives. Total comprehensive income was $562 and $186 for the first quarter of 2005 and 2004 respectively.

6)	Earnings Per Share

	The following table sets forth the computation of earnings per share:
		Three Months ended
	(in thousands, except per share data)	April 2, 2005	April 3, 2004

	Net Income	$609	$226
	Basic earnings per Share weighted average shares	7,813	7,750
	Net effect of dilutive stock options	87	65
	Diluted earnings per share weighted average shares	7,900	7,815

	Basic earnings per share	$.08	$.03

	Diluted earnings per share	$.08	$.03

7)	Supplemental Retirement Plan and Related Post Retirement Benefits

	The Company has a non- qualified supplemental retirement defined benefit plan for certain executives. The following table sets forth information regarding the net periodic pension cost for the plan.
		Three Months ended
	(in thousands)	April 2, 2005	April 3, 2004

	Service cost	$6	$6
	Interest cost	77	78
	Amortization of prior service cost	27	27
	Net periodic cost	$110	$111

	Participants in the non-qualified supplemental retirement plan are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The following table sets forth information regarding the net periodic pension cost recognized for those benefits.
		Three Months ended
	(in thousands)	April 2, 2005	April 3, 2004

	Service cost	$1	$1
	Interest cost	10	5
	Amortization of prior service cost	8	4
	Amortization of net actuarial losses	1	-
	Net periodic cost	$20	$10

8)	Product Warranties

	In the ordinary course of business, the Company warrants its products against defect in design, materials and workmanship typically over periods ranging up to thirty six months. On a quarterly basis, the Company determines warranty reserves needed by assessing exposures by product line based on experience and current facts and circumstances. Activity in the warranty accrual is summarized below:
		Three Months Ended
	(in thousands)	April 2, 2005	April 3, 2004

	Warranty accrual at beginning of period	$82	$60
	Additions from acquisition	200	-
	Additions charged to expense	41	14
	Reductions	(41)	-
	Affect of foreign currency translation	(2)	1
	Warranty accrual at end of period	$280	$75

9)	New Accounting Pronouncements and Tax Law Changes

On December 16, 2004 the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R) (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than January 1, 2006, which is when the Company expects to adopt it.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), no amounts of operating cash flows were recognized in prior periods for such excess tax deductions.

On April 12, 2005, New York State enacted tax legislation resulting in a change to the New York State apportionment methodology. Beginning in 2006, a single sales factor apportionment method will be phased in, with a single sales factor solely used in 2008. It is expected that this enacted legislation will result in a lower apportionment of the Company's taxable income to New York State, resulting in lower New York state income taxes. Accordingly, the Company's ability to use or realize New York State tax credits may be reduced. The Company currently has a net deferred tax asset of approximately $490 thousand related to New York State tax credits. Additionally, the Company will assess whether this enacted legislation will result in a change to the rate currently used to establish deferred tax balances. The Company is assessing the impact of the new tax legislation and will record any adjustments in the second quarter of 2005, the period of the enactment of the tax legislation.

ASTRONICS CORPORATION
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

(The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K for the year ended December 31, 2004.)

The following table sets forth income statement data as a percent of net sales:

	Percent of Net Sales
	Three Months Ended
	April 2	April 3
	2005	2004

Net Sales	100.0%	100.0%

Cost of products sold	79.0	81.2
Selling, general and administrative expense	14.1	14.1
Interest expense	0.8	0.6
	93.9%	95.9%

Income before tax	6.1%	4.1%

ACQUISITION	On February 3, 2005, the Company acquired the assets of the Airborne Electronic Systems (AES) business unit form a subsidiary of General Dynamics, for $13.0 million in cash at closing with an additional purchase consideration of up to $4.0 million based on 2005 revenue. The Company used $6 million of cash and borrowed $7 million against its line of credit to finance the acquisition. The Company has arranged for and is awaiting the results of an independent third party appraisal of the fixed assets and intangible assets acquired. As such the purchase price and purchase price allocation are preliminary. AES produces a wide range of products related to electrical power generation, control, and distribution on military, commercial, and business aircraft with annual sales of approximately $30.0 million. No goodwill is expected as a result of this acquisition. Operating results for this acquisition are included in the consolidated statement of earnings from the acquisition date.

SALES	Sales for the first quarter of 2005 increased 75% to $15.7 million compared with $9.0 million for the same period last year. First quarter 2005 sales include Astronics Advanced Electronic Systems (AES), which was acquired on February 3, 2005. AES had sales of $4.8 million in the first quarter of 2005. Organic sales grew 21% year-over-year. Sales to the Business Jet market were $4.0 million, up $1.5 million, or 62%, compared with the same period in 2004. The increase of sales to the business jet market is due primarily to an increase in volume as production of new business jets by the airframe manufacturers increased over last year. Sales to the Commercial Transport market were up $4.3 million, or 229% to $6.2 million compared with the year ago period. The acquisition of AES accounted for this increase. Sales to the military market were $5.1 million, up from $4.2 million in the same period of 2004. $3.9 million of the increase is attributable to the acquisition of AES, the balance of the increase is attributed to a slight increase in demand for military products.

EXPENSES AND MARGINS	Cost of products sold as a percentage of sales decreased 2.2 percentage points to 79.0% for the first quarter of 2005 compared to 81.2% for the same period last year. The addition of AES in February of 2005 helped to reduce what would have otherwise been an increase in cost of products sold as a percent of sales. Also, cost of products sold includes approximately $300 thousand related to the step-up in inventory as part of the acquisition accounting for AES that will not affect future quarters. Excluding AES activity for 2005, cost of products sold would have been 84.2%, an increase of 3% over last year. That increase was primarily a result of an increase in engineering costs of $500 thousand as compared to the first quarter of 2004. These costs are a result of an increase in engineering personnel as well as increased costs for goods and services supplied by vendors such as qualification testing and out- sourced testing and design work as compared to last year's first quarter.

Selling, general and administrative (SG&A) expense as a percent of sales was 14.1% for the first quarter of 2005 and 2004. Excluding SG&A costs of $0.8 million attributed to AES, SG&A costs increased from $1.3 million to $1.4 million. The increase was a result of an increase in bad debt expense and professional fees partially offset by reductions in spending in various other SG&A areas.

Net interest expense increased by $69 thousand from $57 thousand to $126 thousand as a result of reduced interest income and increased borrowings. In February 2005 the Company borrowed $7.0 million and used $6.0 million of cash to acquire AES, this resulted in increased net interest expense.

TAXES

Our effective income tax rate for the first quarter of 2005 was 36.6 % compared to 37.9 % for the same period last year. This effective rate is lower than the effective rate for the year ended December 31, 2004 due to a decrease in state income taxes.

NET INCOME AND EARNINGS PER SHARE

Net income for the first quarter of 2005 was $609 thousand, an increase of $383 thousand from $226 thousand in the first quarter of 2004. The increased earnings as compared to the first quarter of 2004 were due primarily to the acquisition of AES. Basic and diluted earnings per share was $.08 for the first quarter of 2005 and $.03 for the first quarter of 2004. Changes in the number of shares outstanding did not significantly impact the calculation.

LIQUIDITY

Cash provided by operating activities was $450 thousand during the first quarter of 2005, as compared with a use of cash by operations in 2004 of $167 thousand as a result of net income plus depreciation and amortization and changes in working capital components.

Cash used in investing activities increased to $12.9 million from $145 thousand in the first quarter of 2004 due to the $13 million acquisition of AES, and increase in capital equipment spending of $461 thousand offset partially by proceeds from the sale of short -term investments of $1 million. The Company's capital expenditures for the quarter were $551 thousand. Capital expenditures for the balance of 2005 are expected to be in the range of $1 million to $1.5 million.

The Company's cash provided by financing activities increased $7.0 million to $7.0 million as a result of the $7.0 million drawn on the line of credit to partially fund the AES acquisition. The Company has a $15 million line of credit facility available. As of April 2, 2005 the Company had borrowed $7.0 million against the line of credit. The line is subject to annual review and is payable on demand. The line of credit, among other requirements, imposes certain financial performance covenants measured on an annual basis with which the Company anticipates it will be compliant.

The Company has a cash balance of $2.9 million at April 2, 2005.

The Company believes that cash balances at April 2, 2005, cash flow from operations and its available credit facility will be adequate to meet the Company's operational and capital expenditure requirements for 2005.

BACKLOG

The Company's backlog at April 2, 2005 was $72.3 million compared with $23.0 million at the end of the first quarter of 2004. The backlog in the first quarter of 2005 includes $45.0 million as a result of the AES acquisition.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company's contractual obligations and commercial commitments have not changed materially from disclosures in the Company's Form 10-K for the year ended December 31, 2004, except with respect to the Company's acquisition of AES. The following table showing the additional obligations and commitments related to the AES acquisition should be considered in addition to the table appearing in the Company's Form 10-K for the year ended December 31, 2004.

ASTRONICS ADVANCED ELECTRONIC SYSTEMS (AES) CONTRACTUAL OBLIGATIONS (in thousands)		Payments due by period
	Total	2005	2006-2007	2008-2009	After 2009
Line of Credit borrowing	$7,000	$-	$7,000	$-	$-
Operating Leases	2,391	580	1,610	201	-
Unconditional Purchase Obligations	7,823	5,572	1,867	384	-
Total Contractual Obligations	$17,214	$6,152	$10,477	$585	$-

MARKET RISK

The Company's exposure to interest rate fluctuations increased as compared to December 31, 2004 as a result of additional borrowings related to its acquisition of AES. The Company had floating interest rate debt obligations totaling $19 million at April 2, 2005. The Company has an interest rate swap on its New York Industrial Revenue Bond which effectively fixes the rate at 4.09% on this $4.7 million obligation through December 2005. As a result, a 1% change in interest rates would impact annual net income by $0.1 million. Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 for a complete discussion of the Company's market risk. There have been no material changes in the current year regarding the market risk information for its exposure to currency exchange rates.

CRITICAL ACCOUNTING POLICIES	Refer to the Company's annual report on Form 10-K for the year ended December 31, 2004 for a complete discussion of the Company's critical accounting policies. There have been no material changes in the current year regarding these critical accounting policies.

NEW ACCOUNTING PRONOUNCEMENTS	See note 9 in Item 1 of this Form 10Q for recently issued accounting standards that may have a material impact on our financial position or results of operations

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

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of April 2, 2005. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of April 2, 2005. There were no material changes in the Company's internal control over financial reporting during the first quarter of 2005.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered sales of equity sequrities and use of proceeds.
(c) the following table summarizes the Company's purchases of its common stock for the quarter ended April 2, 2005
Period	(a) Total number of shares Purchased	(b) Average Price Paid per Share	(c) total number of shares Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1- January 29, 2005	-	-	-	432,956
January 30 - February 26, 2005	-	-	-	432,956
February 27 - April 2, 2005	-	-	-	432,956
Total	-	-	-	432,956

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Securities Holders.

	At the annual meeting of shareholders held April 28, 2005, the nominees to the Board of Directors were re-elected based on the following results:

	Nominees	Votes For	Votes Withholding Authority

	Raymond W. Boushie	19,778,363	1,459,229
	Robert T. Brady	19,746,078	1,491,514
	John B. Drenning	19,309,153	1,928,439
	Peter J. Gundermann	19,769,622	1,467,970
	Kevin T. Keane	19,396,439	1,841,153
	Robert J. McKenna	19,759,637	1,477,955

The selection of Ernst & Young LLP as the Registrant's auditors was approved by the following vote: 20,549,067 in favor; 672,980 against; and 15,614 abstentions.

The proposal to adopt the Company's 2005 Director Stock Option Plan was approved by the following vote:  13,166,998 in favor; 3,217,233 against; and 277,487 abstentions.

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
(a) Exhibits

Exhibit 31.1 Section 302 Certification - Chief Executive Officer

Exhibit 31.2 Section 302 Certification - Chief Financial Officer

Exhibit 32. Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The Company filed a form 8-K on February 11, 2005, regarding its press release announcing its 2004 annual earnings and fourth quarter results. The Company filed a form 8-K on February 8, 2005, regarding the completion of the acquisition of Astronics Advanced Electronic Systems Corp.. The Company filed a form 8-K/A, amendment No. 1 on April 19, 2005, amending its February 8, 2005 form 8-K to include information required by item 7 of form 8-K. The Company filed a form 8-K/A, amendment No. 2 to its form 8-K filed on February 8, 2005 to make corrections to the form. The Company filed a form 8-K on April 28, 2005 regarding its press release announcing its first 2005 first quarter results, indemnity agreements and amended credit agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRONICS CORPORATION
(Registrant)

Date: May 16, 2005	By: /s/ David C. Burney
David C. Burney Vice President-Finance and Treasurer (Principal Financial Officer)