Form 10-Q
period 2005-08-15
ASTRONICS CORP
filed 2005-08-15
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 2, 2005
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

As of July 2, 2005 7,858,351 shares of common stock were outstanding consisting of 6,094,009 shares of common stock ($.01 par value) and 1,764,342 shares of Class B common stock ($.01 par value).

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ASTRONICS CORPORATION
Consolidated Balance Sheet
July 2, 2005
With Comparative Figures for December 31, 2004

(dollars in thousands)

	July 2, 2005	December 31,
	(Unaudited)	2004

Current Assets:
Cash	$1,093	$8,476
Short-term Investments	-	1,000
Accounts Receivable	14,935	5,880
Inventories	16,994	7,110
Prepaid Expenses	886	560
Prepaid Income Taxes	604	796
Deferred Taxes	50	660

Total Current Assets	34,562	24,482

Property, Plant and Equipment, at cost	32,642	25,252
Less Accumulated Depreciation and Amortization	11,000	10,031

Net Property, Plant and Equipment	21,642	15,221

Deferred Income Taxes	369	488
Intangible Assets, net of accumulated amortization of $181 in 2005	4,370	951
Goodwill	2,550	2,615
Other Assets	1,652	1,479

Total Assets	$65,145	$45,236

Current Liabilities:
Current Maturities of Long-term Debt	$904	$908
Note Payable	7,000	-
Accounts Payable	7,336	2,551
Other Accrued Expenses	3,263	1,077
Acquisition Earn-out Liability	3,243	-
Accrued Payroll and Employee Benefits	2,426	1,309
Program Loss Reserve	1,030	-
Current Liabilities of Discontinued Operations	110	533

Total Current Liabilities	25,312	6,378

Long-term Debt	10,641	11,154
Supplemental Retirement Plan	4,616	4,543
Other Liabilities	955	501

Common Shareholders' Equity:
Common Stock, $.01 par value
Authorized 20,000,000 shares, issued
6,772,447 in 2005, 6,633,805 in 2004	68	66
Class B Common Stock, $.01 par value
Authorized 5,000,000 shares, issued
1,870,154 in 2005, 1,950,517 in 2004	19	19
Additional Paid-in Capital	3,627	3,432
Accumulated Other Comprehensive Income	614	656
Retained Earnings	23,012	22,206

	27,340	26,379
Less Treasury Stock: 784,250 shares in 2005
and 2004	3,719	3,719

Total Shareholders' Equity	23,621	22,660

	$65,145	$45,236

See notes to financial statements.

ASTRONICS CORPORATION

Consolidated Statement of Income and Retained Earnings
Periods Ended July 2, 2005
With Comparative Figures for 2004
(Unaudited)
(dollars in thousands except per share data)

	Six Months Ended		Three Months Ended

	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Sales	$34,495	$17,909	$18,839	$8,940

Costs and Expenses:
Cost of products sold	27,707	14,772	15,344	7,491
Selling, general and administrative expenses	4,793	2,532	2,582	1,265
Interest expense, net of interest income of $16 in 2005 and $43 in 2004	313	142	191	85

Total costs and expenses	32,813	17,446	18,117	8,841

Income Before Income Taxes	1,682	463	722	99

Provision for Income Taxes	876	180	525	42

Net Income	806	283	$197	$57

Retained Earnings:

Beginning of period	22,206	22,940

End of period	$23,012	$23,223

Earnings per share:

Basic Earnings per share	$.10	$.04	$.02	$.01
Diluted Earnings per share	$.10	$.04	$.02	$.01

See notes to financial statements.

ASTRONICS CORPORATION

Consolidated Statement of Cash Flows
Six Months Ended July 2, 2005
With Comparative Figures for 2004
(Unaudited)
(dollars in thousands)

	2005	2004

Cash Flows from Operating Activities:
Net income	$806	$283
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and Amortization	1,322	658
Deferred Tax Provision	527	59
Other	(89)	155
Cash flows from changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts Receivable	(3,126)	(1,007)
Inventories	(2,775)	(517)
Prepaid Expenses	39	(141)
Accounts Payable	2,684	715
Income Taxes	114	162
Accrued Expenses	640	(110)

Net Cash provided by Operating Activities	142	257

Cash Flows from Investing Activities:
Acquisition of business	(13,366)	-
Proceeds from sale of short-term investments	1,000	-
Capital Expenditures	(1,333)	(405)
Other	(142)	(133)

Net Cash used in Investing Activities	(13,841)	(538)

Cash Flows from Financing Activities:
Principal Payments on Long-term Debt and Capital Lease
Obligations	(467)	(474)
Proceeds from Note Payable	7,000	-
Proceeds from Issuance of Stock	162	4

Net Cash provided by (used in) Financing Activities	6,695	(470)

Effect of Exchange Rate Change on Cash	44	(25)

Cash used in Continuing Operations	(6,960)	(776)
Cash used in Discontinued Operations	(423)	(17)

Net decrease in Cash and Cash Equivalents	(7,383)	(793)

Cash and Cash Equivalents at Beginning of Period	8,476	11,808

Cash and Cash Equivalents at End of Period	$1,093	$11,015

See notes to financial statements.

ASTRONICS CORPORATION

Notes to Consolidated Financial Statements

July 2, 2005

1)

Basis of Presentation

The accompanying unaudited statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the six-month period ended July 2, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

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

For purposes of pro forma disclosures, the estimated fair value of the Company's stock options at the date of grant is amortized to expense over the options' vesting period.  The Company's pro forma information for the 2005 and 2004 first six months and second quarters are presented in the table below:

	(Unaudited)
	Six Months Ended		Three Months Ended

(dollars in thousands, except per share data)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Net Income as reported	$806	$283	$197	$57

Adjustment to record compensation expense for stock option awards under the fair value method of accounting	$(133)	$(188)	$(74)	$(104)
Pro Forma Net Income (loss)	$673	$95	$123	$(47)

Earnings (loss) Per Share:
Basic, as reported	$0.10	$0.04	$0.02	$0.01
Basic, proforma	$0.09	$0.01	$0.02	$(0.01)
Diluted, as reported	$0.10	$0.04	$0.02	$0.01
Diluted, proforma	$0.08	$0.01	$0.02	$(0.01)

2)	Acquisition

On February 3, 2005, the Company acquired the assets of the Airborne Electronic Systems (AES) business unit from a subsidiary of General Dynamics, for $13.0 million in cash at closing with an additional purchase consideration of up to $4.0 million based on 2005 revenue. AES produces a wide range of products related to electrical power generation, control, and distribution on military, commercial, and business aircraft complimenting Astronics existing business. Operating results for this acquisition are included in the consolidated statement of earnings from the acquisition date.

Because there is contingent purchase consideration the purchase price and allocation of the purchase price is preliminary until the contingent consideration is known. The Company expects the contingent consideration to be finalized by the end of 2005.

Statement of Financial Accounting Standards 141(SFAS 141) - Business Combinations, requires that when a business combination involves contingent consideration that might result in recognition of additional cost of the acquired entity when the consideration is resolved, an amount equal to the lesser of the maximum contingent consideration or the excess of fair value over the cost of the acquired entity shall be recognized as if it were a liability. When the contingency is resolved and the consideration is issued any excess of consideration over the amount that was recognized as a liability shall be recognized as additional cost of the acquired entity. If the amount initially recognized as if it was a liability exceeds the consideration issued, that excess shall be allocated as a pro rata reduction of the amounts assigned to property, plant and equipment and intangible assets acquired. In accordance with SFAS 141 the Company has recorded a current liability of $3.2 million representing the difference between the fair value of the assets acquired and the consideration paid excluding contingent consideration. As such the purchase price and allocation of the purchase price to the assets acquired is preliminary and will not be finalized until December 31, 2005 when the contingent consideration is determinable. At December 31, 2005 when the contingent consideration if any, is determined, the Company will account for the additional consideration as an adjustment to the purchase price and adjust the preliminary purchase price allocation appropriately. This may affect the preliminary allocation of the purchase price for assets that are depreciated and amortized thus having an impact on depreciation and amortization expense related to those assets. Any adjustment to depreciation and amortization expense will be recorded during the period that it becomes determinable. This is anticipated to be at December 31, 2005.

The following table summarizes the preliminary amounts assigned to the assets acquired and the liabilities assumed at the date of acquisition as of July 2, 2005. This preliminary purchase price allocation will be finalized at the conclusion of fiscal 2005 when the additional purchase consideration, if any, is determinable.

(dollars in thousands)

Current assets	$13,218
Property, plant and equipment	6,101
Intangible assets	3,600
Other assets	120
Total assets acquired	23,039

Current liabilities	5,795
Non current liabilities	611
Total liabilities assumed	6,406
Net assets acquired	$16,633

After consideration of all types of intangibles that are typically associated with an acquired business, a portion of the purchase price was ascribed only to those applicable identifiable intangible assets that had value. The Company's backlog was valued using the excess earnings method of the income approach. The Company's patents were valued using the relief from royalty method of the income approach. The Company's trade names were valued using the relief from royalty method of the income approach. The Company's government programs were valued using the excess earnings method of the income approach. The Company's completed/unpatented technology was valued using the excess earnings method of the income approach. The acquired intangible assets, with the exception of trade names , are all being amortized over the expected useful life of the asset. Trade names are evaluated on an annual basis for impairment. The following table sets forth the preliminary values assigned to each class of intangible asset and the useful life of the intangible asset.
(dollars in thousands)	Preliminary Value	Weighted Average Life (years)
Patents	$1,540	13
Trade name	670	N/A
Completed/Unpatented Technology	590	10
Government Programs	420	6
Backlog Orders	380	2
	$3,600
The following summary, prepared on a pro forma basis, combines the consolidated results of operations of the Company with those of the acquired business for the six and three month periods ending July 2, 2005 and July 3, 2004 as if the acquisition took place at the beginning of the fiscal year. The pro forma consolidated results include the impact of adjustments, including amortization of intangibles, increased interest expense on acquisition debt, and related income tax effects, among others. Pro forma net earnings for the six months ended July 3, 2004 also include $192 of after tax expense related to the step-up in inventory, all of which was assumed to be incurred in the first quarter following the acquisition as inventory typically turns over once per quarter.
	(Unaudited)
	Six Months Ended		Three Months Ended

(dollars in thousands, except per share data)	July 2, 2005 (proforma)	July 3, 2004 (proforma)	July 2, 2005 (as reported)	July 3, 2004 (proforma)

Sales	$34,495	$29,882	$18,839	$14,446
Net Income (loss)	598	(851)	197	(463)

Basic earnings (loss) per share	$0.08	$(0.11)	$0.02	$(0.06)
Diluted earnings (loss) per share	$0.08	$(0.11)	$0.02	$(0.06)
The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the three and six months ended July 3, 2004 and the six months ended July 2, 2005. In addition, they are not intended to be a projection of future results.

3)	Discontinued Operations

In December of 2002 the Company announced the discontinuance of the Electroluminescent Lamp Business Group, whose business has involved sales of microencapsulated electroluminescent lamps to customers in the consumer electronics industry. The remaining liabilities of discontinued operations at July 2, 2005 consist of lease payments for equipment that was used in this business.

4)	Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

(dollars in thousands)
	July 2, 2005 (Unaudited)	December 31, 2004

Finished Goods	$1,916	$644
Work in Progress	6,147	1,068
Raw Material	8,931	5,398

	$16,994	$7,110

5)	Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments and mark to market adjustments for derivatives. Total comprehensive income was $202 thousand and $78 thousand for the second quarter of 2005 and 2004 respectively and $764 thousand and $264 thousand for 2005 and 2004 year to date.

6)	Earnings Per Share

	The following table sets forth the computation of earnings per share:

		Six Months Ended		Three Months Ended
	( in thousands, except per share data)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

	Net Income	$806	$283	$197	$57
	Basic earnings per Share weighted average shares	7,835	7,762	7,857	7,762
	Net effect of dilutive stock options	127	54	166	54
	Diluted earnings per share weighted average shares	7,962	7,816	8,023	7,816

	Basic earnings per share	$.10	$.04	$.02	$.01
	Diluted earnings per share	$.10	$.04	$.02	$.01

7)	Supplemental Retirement Plan and Related Post Retirement Benefits

	The Company has a non- qualified supplemental retirement defined benefit plan for certain executives. The following table sets forth information regarding the net periodic pension cost for the plan.

		Six Months Ended		Three Months Ended
	(dollars in thousands)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

	Service cost	$12	$12	$6	$6
	Interest cost	154	156	77	78
	Amortization of prior service cost	54	54	27	27
	Net periodic cost	$220	$222	$110	$111

Participants in the non-qualified supplemental retirement plan are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The following table sets forth information regarding the net periodic pension cost recognized for those benefits.

	Six Months Ended		Three Months Ended
(dollars in thousands)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Service cost	$2	$2	$1	$1
Interest cost	20	10	10	5
Amortization of prior service cost	16	8	8	4
Amortization of net actuarial losses	2	-	1	-
Net periodic cost	$40	$20	$20	$10

8)	Product Warranties

In the ordinary course of business, the Company warrants its products against defect in design, materials and workmanship typically over periods ranging up to thirty six months. On a quarterly basis, the Company determines warranty reserves needed by assessing exposures by product line based on experience and current facts and circumstances. Activity in the warranty accrual is summarized below:

	Six Months Ended		Three Months Ended
(dollars in thousands)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Warranty accrual at beginning of period	$82	$70	$280	$75
Additions from acquisition	200	-	-	-
Additions charged to expense	100		50	-
Reductions	(106)	-	(56)	-
Affect of foreign currency translation	(3)	4	(1)	(1)
Warranty accrual at end of period	$273	$74	$273	$74

9)	New Accounting Pronouncements

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

10)	Income Taxes

On April 12, 2005, New York State enacted tax legislation resulting in a change to the New York State apportionment methodology. Beginning in 2006, a single sales factor apportionment method will be phased in, with a single sales factor solely used in 2008. It is expected that this enacted legislation will result in a lower apportionment of the Company's taxable income to New York State, resulting in lower New York state income taxes. Accordingly, the Company's ability to use or realize New York State tax credits will be reduced. The Company has assessed the impact of the new tax legislation and recorded a valuation allowance reducing the Company's $490 thousand deferred tax asset relating to New York State tax credits to $40 thousand. As a result of this valuation allowance the Company recorded a non-cash charge to income tax expense of $300 thousand or $.04 per diluted share during the second quarter of 2005. The charge to income tax expense is net of the affect of federal income taxes.

ASTRONICS CORPORATION
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

(The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K for the year ended December 31, 2004.)

The following table sets forth income statement data as a percent of net sales:

	Percent of Net Sales		Percent of Net Sales
	Six Months Ended		Three Months Ended

	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Sales	100.0%	100.0%	100.0%	100.0%

Cost of products sold	80.3	82.5	81.5	83.8
Selling, general and administrative expense	13.9	14.1	13.7	14.1

Interest expense	0.9	0.8	1.0	1.0

	95.1%	97.4%	96.2%	98.9%

Income before taxes	4.9%	2.6%	3.8%	1.1%

ACQUISITION	On February 3, 2005, the Company acquired the assets of the Airborne Electronic Systems (AES) business unit from a subsidiary of General Dynamics, for $13.0 million in cash at closing with an additional purchase consideration of up to $4.0 million based on 2005 revenue. The Company used $6 million of cash and borrowed $7 million against its line of credit to finance the acquisition. The market value of the net assets acquired was $16.6 million. AES produces a wide range of products related to electrical power generation, control, and distribution on military, commercial, and business aircraft with annual sales of approximately $30.0 million. No goodwill is expected as a result of this acquisition. Operating results for this acquisition are included in the consolidated statement of earnings from the acquisition date.

SALES	Sales for the second quarter of 2005 increased 111% to $18.8 million compared with $8.9 million for the same period last year. Second quarter 2005 sales include Astronics Advanced Electronic Systems (AES), which was acquired on February 3, 2005. AES had sales of $7.5 million in the second quarter of 2005. Organic sales grew 27% during the quarter compared to the same period last year. Sales to the business jet market were $4.1 million, up $1.4 million, or 50%, compared with the same period in 2004. The increase of sales to the business jet market is due primarily to an increase in volume as production of new business jets by the airframe manufacturers increased over last year. Sales to the commercial transport market were up $6.8 million, or 417% to $8.4 million compared with the year ago period. The acquisition of AES accounted for this increase. Sales to the military market were $6.1 million, up from $4.1 million in the same period of 2004. $0.7 million of the increase is attributable to the acquisition of AES, the balance of the increase is attributed to a slight increase in demand for military products.

2005 year to date sales increased 93% to $34.5 million compared with $17.9 million for the same period last year. AES sales contributed $12.3 million of the increase while organic sales grew 24% or $4.3 million. Sales to the business jet market were $8.1 million, up $2.9 million, or 55%, compared with the same period in 2004. The increase of sales to the business jet market is due primarily to an increase in volume as production of new business jets by the airframe manufacturers increased over last year. Sales to the commercial transport market were up $11.1 million, or 317% to $14.6 million compared with the year ago period. The acquisition of AES accounted for this increase. Sales to the military market were $11.2 million, up from $8.4 million in the same period of 2004. $1.2 million of the increase is attributable to the acquisition of AES, the balance of the increase is attributed to a slight increase in demand for military products.

EXPENSES AND MARGINS	Cost of products sold as a percentage of sales decreased 2.3 percentage points to 81.5% for the second quarter of 2005 compared to 83.8% for the same period last year. The addition of AES in February of 2005 helped to reduce what would have otherwise been an increase in cost of products sold as a percent of sales. Excluding AES activity for the second quarter of 2005, cost of products sold would have been 86.4%, an increase of 2.6 percentage points over last year. That increase was primarily a result of an increase in engineering costs of $500 thousand as compared to the second quarter of 2004 and changes in product mix. These engineering costs are a result of an increase in personnel as well as increased costs for goods and services supplied by vendors such as qualification testing and out- sourced testing and design work as compared to last year's second quarter primarily for programs that have not yet entered into production. The Company does not expect these costs to decrease significantly during 2005.

Year to date costs of products sold decreased by 2.2 percentage points to 80.3% as compared to 82.5% for the same period last year. As with the second quarter the addition of AES activity for 2005 has reduced cost of products sold as a percentage of sales. Excluding AES activity for the first six months of 2005, cost of products sold as a percentage of sales would have been 85.3%, an increase of 2.8 percentage points over last year from 82.5%. That increase was also primarily a result of an increase in engineering costs of approximately $950 thousand as compared to the first six months of 2004 as well as changes in product mix. These engineering costs are a result of an increase in personnel as well as increased costs for goods and services supplied by vendors such as qualification testing and out sourced testing and design work as compared to last year.

Selling, general and administrative (SG&A) expense as a percent of sales was 13.7% for the second quarter of 2005, a decrease of less than 1 percentage point compared with 14.1% for the same period of 2004.

For the first six months of 2005 SG&A as a percentage of sales was 13.9% compared to 14.1% for the same period of 2004. Excluding AES's SG&A expense for the first half of 2005 of $2.0 million , SG&A costs increased by $0.2 million for the first six months of 2005 compare with the same period in 2004. This increase is primarily the result of increased costs associated with audit and other professional services.

Net interest expense for the second quarter increased by $106 thousand from $85 thousand in the second quarter of 2004 to $191 thousand for the same period of 2005. This increase was a result of reduced interest income, increased borrowings and increased interest rates. In February 2005 the Company borrowed $7.0 million and used $6.0 million of cash to acquire AES, this resulted in increased net interest expense. Net interest expense for the first six months of 2005 increased by $171 thousand from $142 thousand to $313 thousand for the same reasons.

TAXES

The effective income tax rate for the second quarter of 2005 was 72.7% compared to 42.4% for the same period last year. The effective income tax rate for the first six months of 2005 was 52.1% compared to 38.9% for the same period last year. On April 12, 2005, New York State enacted tax legislation resulting in a change to the New York State apportionment methodology. Beginning in 2006, a single sales factor apportionment method will be phased in, with a single sales factor solely used in 2008. It is expected that this enacted legislation will result in a lower apportionment of the Company's taxable income to New York State, resulting in lower New York State income taxes. Accordingly, the Company's ability to use or realize New York State tax credit carry forwards will be reduced. The Company has assessed the impact of the new tax legislation and recorded a valuation allowance reducing the Company's $490 thousand deferred tax asset relating to New York State tax credits to $40 thousand. As a result of this valuation allowance the Company recorded a non-cash charge to income tax expense of $300 thousand or $.04 per share during the second quarter of 2005. The charge to income tax expense is net of the affect of federal income taxes. The company expects its effective income tax rate to approximate the statutory rates in the future.

NET INCOME AND EARNINGS PER SHARE

Net income for the second quarter of 2005 was $197 thousand, an increase of $140 thousand from $57 thousand in the second quarter of 2004. Net income was significantly impacted by the deferred tax asset write down referred to in the previous "Taxes" section. The increased net income as compared to the second quarter of 2004 was due primarily to the acquisition of AES which contributed $543 thousand to pre tax income. Changes in the number of shares outstanding did not significantly impact the calculation.

LIQUIDITY

Cash provided by operating activities was $142 thousand during the first half of 2005, as compared with $257 thousand in 2004 as a result of net income plus depreciation and amortization and changes in working capital components.

Cash used in investing activities increased to $13.8 million from $538 thousand in the first six months of 2005 due to the $13.3 million acquisition of AES, and increase in capital equipment spending of $928 thousand offset partially by proceeds from the sale of short -term investments of $1 million. The Company's capital expenditures for the first six months were $1.3 million. Capital expenditures for the balance of 2005 are expected to be in the range of $800 thousand to $1.0 million.

The Company's cash provided by financing activities increased $7.1 million to $6.7 million as a result of the $7.0 million drawn on the line of credit to partially fund the AES acquisition offset partially by scheduled debt payments. The Company has a $15 million line of credit facility available. As of April 2, 2005 the Company had borrowed $7.0 million against the line of credit. The line is subject to annual review and is payable on demand. The line of credit, among other requirements, imposes certain financial performance covenants measured on an annual basis with which the Company anticipates it will be compliant.

The Company has a cash balance of $1.1 million at July 2, 2005.

The Company believes that cash balances at July 2, 2005, cash flow from operations and its available credit facility will be adequate to meet the Company's operational and capital expenditure requirements for 2005.

BACKLOG	The Company's backlog at July 2, 2005 was $77.9 million compared with $22.3 million at the end of the second quarter of 2004. The backlog at July 2, 2005 includes $53.2 million as a result of the AES acquisition.

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

ASTRONICS ADVANCED ELECTRONIC SYSTEMS (AES) CONTRACTUAL OBLIGATIONS (in thousands)		Payments due by period
	Total	>1 year	1-2 years	3-4 years	After 4 years
Line of Credit borrowing	$7,000	$7,000	$-	$-	$-
Operating Leases	2,391	580	1,610	201	-
Unconditional Purchase Obligations	7,823	5,572	1,867	384	-
Total Contractual Obligations	$17,214	$13,152	$3,477	$585	$-

MARKET RISK	The Company's exposure to interest rate fluctuations increased as compared to December 31, 2004 as a result of additional borrowings related to its acquisition of AES. The Company had floating interest rate debt obligations totaling $18 million at July 2, 2005. The Company has an interest rate swap on its New York Industrial Revenue Bond which effectively fixes the rate at 4.09% on this $4.7 million obligation through December 2005. As a result, a 1% change in interest rates would impact annual net income by $0.1 million. Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 for a complete discussion of the Company's market risk. There have been no material changes in the current year regarding the market risk information for its exposure to currency exchange rates.

CRITICAL ACCOUNTING POLICIES	Refer to the Company's annual report on Form 10-K for the year ended December 31, 2004 for a complete discussion of the Company's critical accounting policies. There have been no material changes in the current year regarding these critical accounting policies.

NEW ACCOUNTING PRONOUNCEMENTS	See note 9 in Item 1 of this Form 10Q for recently issued accounting standards that may have a material impact on our financial position or results of operations

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

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of July 2, 2005. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of July 2, 2005. There were no material changes in the Company's internal control over financial reporting during the second quarter of 2005.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered sales of equity securities and use of proceeds.
(c) the following table summarizes the Company's purchases of its common stock for the quarter ended July 2, 2005
Period	(a) Total number of shares Purchased	(b) Average Price Paid per Share	(c) total number of shares Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 3-April 30, 2005	-	-	-	432,956
May 1-May 28, 2005	-	-	-	432,956
May 29-July 2, 2005	-	-	-	432,956
Total	-	-	-	432,956

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Securities Holders.

None

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K
(a) Exhibits
Exhibit 31.1 Section 302 Certification - Chief Executive Officer
Exhibit 31.2 Section 302 Certification - Chief Financial Officer
Exhibit 32. Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K The Company filed a form 8-K on August 4, 2005, regarding its press release announcing its 2005 year to date and second quarter earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRONICS CORPORATION

(Registrant)

Date: August 15, 2005	By: /s/ David C. Burney

David C. Burney Vice President-Finance and Treasurer (Principal Financial Officer)