Form 10-Q
period 2005-11-15
ASTRONICS CORP
filed 2005-11-15
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 1, 2005
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

Yes [X]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [ ]	No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [ X ]

As of October 1, 2005 7,858,351 shares of common stock were outstanding consisting of 6,342,877 shares of common stock ($.01 par value) and 1,515,474 shares of Class B common stock ($.01 par value).

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ASTRONICS CORPORATION
Consolidated Balance Sheet
October 1, 2005
With Comparative Figures for December 31, 2004
(dollars in thousands)

	October 1, 2005	December 31,
	(Unaudited)	2004

Current Assets:
Cash	$1,786	$8,476
Short-term Investments	-	1,000
Accounts Receivable	14,096	5,880
Inventories	18,551	7,110
Prepaid Expenses	808	560
Prepaid Income Taxes	-	796
Deferred Taxes	50	660
Total Current Assets	35,291	24,482

Property, Plant and Equipment, at cost	33,147	25,252
Less Accumulated Depreciation and Amortization	11,569	10,031
Net Property, Plant and Equipment	21,578	15,221

Deferred Income Taxes	387	488
Intangible Assets, net of accumulated amortization of $290 in 2005 and $0 in 2004	4,261	951
Goodwill	2,686	2,615
Other Assets	1,631	1,479
	$65,834	$45,236

See notes to financial statements.

ASTRONICS CORPORATION
Consolidated Balance Sheet
October 1, 2005
With Comparative Figures for December 31, 2004
(dollars in thousands)

	October 1, 2005	December 31,
	(Unaudited)	2004
Current Liabilities:
Current Maturities of Long-term Debt	$914	$908
Note Payable	7,000	-
Accounts Payable	6,333	2,551
Acquisition Earn-out Liability	3,243	-
Accrued Payroll and Employee Benefits	2,878	1,309
Customer Advances	2,592	-
Other Accrued Expenses	1,438	1,077
Income Taxes Payable	325	-
Program Loss Reserve	262	-
Current Liabilities of Discontinued Operations	-	533
Total Current Liabilities	24,985	6,378

Long-term Debt	10,695	11,154
Supplemental Retirement Plan	4,652	4,543
Other Liabilities	905	501

Common Shareholders' Equity:
Common Stock, $.01 par value
Authorized 20,000,000 shares, issued
7,021,315 in 2005, 6,633,805 in 2004	71	66
Class B Common Stock, $.01 par value
Authorized 5,000,000 shares, issued
1,621,286 in 2005, 1,950,517 in 2004	16	19
Additional Paid-in Capital	3,627	3,432
Accumulated Other Comprehensive Income	800	656
Retained Earnings	23,802	22,206
	28,316	26,379
Less Treasury Stock: 784,250 shares in 2005
and 2004	3,719	3,719
Total Shareholders' Equity	24,597	22,660

	$65,834	$45,236

See notes to financial statements.

ASTRONICS CORPORATION
Consolidated Statement of Operations and Retained Earnings
Periods Ended October 1, 2005
With Comparative Figures for 2004
(Unaudited)
(dollars in thousands except per share data)

	Nine Months Ended		Three Months Ended

	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Sales	$54,916	$26,358	$20,421	$8,449

Costs and Expenses:
Cost of products sold	43,654	22,241	15,947	7,469
Selling, general and administrative expenses	7,679	3,895	2,890	1,363
Interest expense, net of interest income of $20 in 2005 and $72 in 2004	519	203	202	61
Total costs and expenses	51,852	26,339	19,039	8,893

Income (loss) Before Income Taxes	3,064	19	1,382	(444)

Provision (benefit) for Income Taxes	1,468	95	592	(85)
Net Income (loss)	$1,596	$(76)	$790	$(359)

Retained Earnings:

Beginning of period	22,206	22,940

End of period	$23,802	$22,864

Earnings (loss) per share:

Basic	$.20	$(.01)	$.10	$(.05)
Diluted	$.20	$(.01)	$.10	$(.05)

See notes to financial statements.

ASTRONICS CORPORATION
Consolidated Statement of Cash Flows
Nine Months Ended October 1, 2005
With Comparative Figures for 2004
(Unaudited)
(dollars in thousands)

	2005	2004
Cash Flows from Operating Activities:
Net income (loss)	$1,596	$(76)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and Amortization	2,042	995
Deferred Tax Provision	505	-
Other	(195)	387
Cash flows from changes in operating assets and liabilities, excluding effects of acquisition:
Accounts Receivable	(2,183)	(1,231)
Inventories	(4,242)	(841)
Prepaid Expenses	(165)	(13)
Accounts Payable	1,639	1,259
Income Taxes	1,339	386
Accrued Expenses	1,072	191
Net Cash provided by Operating Activities	1,408	1,057

Cash Flows from Investing Activities:
Acquisition of business	(13,366)	-
Proceeds from sale of short-term investments	1,000	-
Capital Expenditures	(1,765)	(682)
Other	(162)	(204)
Net Cash used in Investing Activities	(14,293)	(886)

Cash Flows from Financing Activities:
Principal Payments on Long-term Debt and Capital Lease
Obligations	(506)	(507)
Proceeds from Note Payable	7,000	-
Proceeds from Issuance of Stock	162	4
Net Cash provided by (used in) Financing Activities	6,656	(503)

Effect of Exchange Rate Change on Cash	(14)	(35)

Cash used in Continuing Operations	(6,243)	(367)
Cash used in Discontinued Operations	(447)	(58)
Net decrease in Cash and Cash Equivalents	(6,690)	(425)

Cash at Beginning of Period	8,476	11,808
Cash at End of Period	$1,786	$11,383

See notes to financial statements.

ASTRONICS CORPORATION
Notes to Consolidated Financial Statements
October 1, 2005

1)

Basis of Presentation

The accompanying unaudited statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the nine-month period ended October 1, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

For purposes of pro forma disclosures, the estimated fair value of the Company's stock options at the date of grant is amortized to expense over the options' vesting period in accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation.  The Company's pro forma information for the 2005 and 2004 first nine months and third quarters are presented in the table below:

	(Unaudited)
	Nine Months Ended		Three Months Ended

(dollars in thousands, except per share data)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Net Income (loss) as reported	$1,596	$(76)	$790	$(359)

Adjustments to record compensation expense for stock option awards under the fair value method of accounting	$(200)	$(268)	$(67)	$(79)
Pro Forma Net Income (loss)	$1,396	$(344)	$723	$(438)
Earnings (loss) Per Share:
Basic, as reported	$0.20	$(0.01)	$0.10	$(0.05)
Basic, proforma	$0.18	$(0.04)	$0.09	$(0.06)
Diluted, as reported	$0.20	$(0.01)	$0.10	$(0.05)
Diluted, proforma	$0.17	$(0.04)	$0.09	$(0.06)

2)	Acquisition

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

Statement of Financial Accounting Standards 141(SFAS 141) - Business Combinations, requires that when a business combination involves contingent consideration that might result in recognition of additional cost of the acquired entity when the consideration is resolved, an amount equal to the lesser of the maximum contingent consideration or the excess of fair value over the cost of the acquired entity shall be recognized as if it were a liability. When the contingency is resolved and the consideration is issued any excess of consideration over the amount that was recognized as a liability shall be recognized as additional cost of the acquired entity. If the amount initially recognized as if it was a liability exceeds the consideration issued, that excess shall be allocated as a pro rata reduction of the amounts assigned to property, plant and equipment and intangible assets acquired. In accordance with SFAS 141 the Company has recorded a current liability of $3.2 million representing the difference between the fair value of the assets acquired and the consideration paid excluding contingent consideration. As such the purchase price and allocation of the purchase price to the assets acquired is preliminary and will not be finalized until December 31, 2005 when the contingent consideration is determinable. At December 31, 2005 when the contingent consideration if any, is determined, the Company will account for the additional consideration as an adjustment to the purchase price and adjust the preliminary purchase price allocation appropriately. This may affect the preliminary allocation of the purchase price for assets that are depreciated and amortized thus having an impact on depreciation and amortization expense related to those assets. Any adjustment to depreciation and amortization expense will be recorded during the period that it becomes determinable. This is anticipated to be at December 31, 2005 and will be recorded in the fourth quarter of 2005.

The following table summarizes the preliminary amounts assigned to the assets acquired and the liabilities assumed at the date of acquisition as of October 1, 2005. This preliminary purchase price allocation will be finalized at the conclusion of fiscal 2005 when the additional purchase consideration, if any, is determinable.

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

The Company's patents were valued using the relief from royalty method of the income approach. The Company's trade names were valued using the relief from royalty method of the income approach. The Company's government programs were valued using the excess earnings method of the income approach. The Company's completed/unpatented technology was valued using the excess earnings method of the income approach. The acquired intangible assets, with the exception of trade names, are all being amortized over the expected useful life of the asset. Trade names are evaluated on an annual basis for impairment. The following table sets forth the preliminary values assigned to each class of intangible asset and the useful life of the intangible asset

(dollars in thousands)	Preliminary Value	Weighted Average Life (years)
Patents	$1,540	13
Trade name	670	N/A
Completed/Unpatented Technology	590	10
Government Programs	420	6
Backlog Orders	380	2
	$3,600

The following summary, prepared on a pro forma basis, combines the consolidated results of operations of the Company with those of the acquired business for the nine and three month periods ending October 1, 2005 and October 2, 2004 as if the acquisition took place at the beginning of the fiscal year. The pro forma consolidated results include the impact of adjustments, including amortization of intangibles, increased interest expense on acquisition debt, and related income tax effects, among others. Pro forma net earnings for the nine months ended October 2, 2004 also include $192 of after tax expense related to the step-up in inventory, all of which was assumed to be incurred in the first quarter following the acquisition as inventory typically turns over once per quarter.

	(Unaudited)
	Nine Months Ended		Three Months Ended

(dollars in thousands, except per share data)	October 1, 2005 (proforma)	October 2, 2004 (proforma)	October 1, 2005 (as reported)	October 2, 2004 (proforma)

Sales	$56,615	$44,206	$20,421	$14,324
Net Income (loss)	1,388	(3,659)	790	(2,808)
Basic earnings (loss) per share	$0.18	$(0.47)	$0.10	$(0.36)
Diluted earnings (loss) per share	$0.17	$(0.47)	$0.10	$(0.36)

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the three and nine months ended October 2, 2004 and the nine months ended October 1, 2005. In addition, they are not intended to be a projection of future results.

3)	Discontinued Operations

In December of 2002 the Company announced the discontinuance of the Electroluminescent Lamp Business Group, whose business has involved sales of microencapsulated electroluminescent lamps to customers in the consumer electronics industry. As of October 1, 2005 there were no remaining assets or liabilities of discontinued operations.

4)	Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

(dollars in thousands)
	October 1, 2005 (Unaudited)	December 31, 2004

Finished Goods	$1,985	$644
Work in Progress	6,911	1,068
Raw Material	9,655	5,398

	$18,551	$7,110

5)	Comprehensive Income (loss) and accumulated other comprehensive income (loss). The components of Comprehensive income (loss) are as follows:
	(Unaudited)
	Nine Months Ended		Three Months Ended

(dollars in thousands, except per share data)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Net income (loss)	$1,596	$(76)	$790	$(359)
Other comprehensive income:
Foreign currency translation adjustments	95	111	174	184
Reduction in accumulated loss on derivatives, net of tax	49	64	12	10
Comprehensive income (loss)	$1,740	$99	$976	$(165)

	October 1, 2005 (Unaudited)	December 31, 2004
The components of accumulated other comprehensive income (loss) area as follows:

Cumulative foreign currency adjustments	$811	$716
Accumulated loss on derivatives, net of tax	(11)	(60)
Accumulated other comprehensive income	$800	$656

6)	Earnings Per Share

The following table sets forth the computation of earnings per share:
	Nine Months Ended		Three Months Ended
(in thousands, except per share data)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Net Income (loss)	$1,596	$(76)	$790	$(359)
Basic earnings per Share weighted average shares	7,843	7,758	7,858	7,762
Net effect of dilutive stock options	163	-	236	-
Diluted earnings per share weighted average shares	8,006	7,758	8,094	7,762

Basic earnings (loss) per share	$.20	$(.01)	$.10	$(.05)
Diluted earnings (loss) per share	$.20	$(.01)	$.10	$(.05)

7)	Supplemental Retirement Plan and Related Post Retirement Benefits

The Company has a non- qualified supplemental retirement defined benefit plan for certain executives. The following table sets forth information regarding the net periodic pension cost for the plan.

	Nine Months Ended		Three Months Ended
(dollars in thousands)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Service cost	$18	$18	$6	$6
Interest cost	231	234	77	78
Amortization of prior service cost	81	82	27	27
Net periodic cost	$330	$334	$110	$111

Participants in the non-qualified supplemental retirement plan are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The following table sets forth information regarding the net periodic cost recognized for those benefits.

	Nine Months Ended		Three Months Ended
(dollars in thousands)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Service cost	$3	$3	$1	$1
Interest cost	30	13	10	3
Amortization of prior service cost	24	13	8	5
Amortization of net actuarial losses	3	-	1	-
Net periodic cost	$60	$29	$20	$9

8)	Product Warranties

In the ordinary course of business, the Company warrants its products against defect in design, materials and workmanship typically over periods ranging up to thirty six months. On a quarterly basis, the Company determines warranty reserves needed by assessing exposures by product line based on experience and current facts and circumstances. Activity in the warranty accrual is summarized below:

	Nine Months Ended		Three Months Ended
(dollars in thousands)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Warranty accrual at beginning of period	$82	$60	$273	$74
Additions from acquisition	200	-	-	-
Additions charged to expense	315	14	224	-
Reductions	(181)	-	(84)	-
Effect of foreign currency translation	1	4	4	4
Warranty accrual at end of period	$417	$78	$417	$78

9)	New Accounting Pronouncements

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

On April 12, 2005, New York State enacted tax legislation resulting in a change to the New York State apportionment methodology. Beginning in 2006, a single sales factor apportionment method will be phased in, with a single sales factor solely used in 2008. It is expected that this enacted legislation will result in a lower apportionment of the Company's taxable income to New York State, resulting in lower New York state income taxes. Accordingly, the Company's ability to use or realize New York State tax credits will be reduced. The Company has assessed the impact of the new tax legislation and recorded a valuation allowance reducing the Company's $490 thousand deferred tax asset relating to New York State tax credits to $40 thousand. As a result of this valuation allowance the Company recorded a non-cash charge to income tax expense of $300 thousand or $.04 per diluted share during the second quarter of 2005. The charge to income tax expense is net of the effect of federal income taxes.

ASTRONICS CORPORATION
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

(The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K for the year ended December 31, 2004.)

The following table sets forth income statement data as a percent of net sales:

	Percent of Net Sales		Percent of Net Sales
	Nine Months Ended		Three Months Ended

	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Sales	100.0%	100.0%	100.0%	100.0%

Cost of products sold	79.5	84.4	78.1	88.4
Selling, general and administrative expense	14.0	14.7	14.2	16.2

Interest expense	0.9	.8	1.0	.7

Total costs and expenses	94.4%	99.9%	93.3%	105.3%

Income (loss) before taxes	5.6%	0.1%	6.7%	(5.3)%

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

SALES

Sales for the third quarter of 2005 increased 142% to $20.4 million compared with $8.4 million for the same period last year. Third quarter 2005 sales include Astronics Advanced Electronic Systems (AES), which was acquired on February 3, 2005. AES had sales of $8.4 million in the third quarter of 2005. Organic sales grew 42% during the quarter compared to the same period last year. Sales to the business jet market were $3.8 million, up $1.4 million, or 57%, compared with the same period in 2004. The increase of sales to the business jet market is due primarily to an increase in volume as production of new business jets by the airframe manufacturers increased over last year. Sales to the commercial transport market were up $6.5 million, or 444% to $7.9 million compared with the third quarter of 2004. The acquisition of AES accounted for 98% of the commercial transport market increase with the balance of the increase coming from organic growth resulting from increased volume. Sales to the military market were $8.3 million, up from $4.3 million in the same period of 2004. $1.9 million of the increase is attributable to the acquisition of AES, $2.1 million of the increase came from shipments of the Company's F-16 night vision modification kits to the Republic of Korea and the balance of the increase is attributed to a slight increase in demand for military products.

2005 year to date sales increased 108% to $54.9 million compared with $26.4 million for the same period last year. AES sales contributed $20.7 million of the increase while organic sales grew 30% or $7.8 million. Year to date sales to the business jet market were $11.9 million, up $4.3 million, or 56%, compared with the same period in 2004. The increase of sales to the business jet market is due primarily to an increase in volume as production of new business jets by the airframe manufacturers increased over last year. Sales to the commercial transport market were up $17.6 million, or 354% to $22.5 million compared with the year ago period. The acquisition of AES accounted for $17.2 million of the increase with the balance of the increase due to increased shipping volume. Sales to the military market were $19.5 million, up from $12.7 million in the same period of 2004. $3.1 million of the increase is attributable to the acquisition of AES, $3.1 million of the increase came from shipments of the Company's F-16 night vision modification kits to the Republic of Korea and the balance of the increase is attributed to a slight increase in demand for military products.

EXPENSES AND MARGINS

Cost of products sold as a percentage of sales decreased 10.3 percentage points to 78.1% for the third quarter of 2005 compared to 88.4% for the same period last year. AES gross margins helped to further increase the improving margins of Astronics organic business as compared to the third quarter of 2004. Excluding AES activity for the third quarter of 2005, cost of products sold would have been 84.6%, a decrease of 3.8 percentage points over last year. That decrease was primarily a result of changes in product mix and increased sales volumes absorbing fixed costs offset by an increase in the Company's engineering costs for the third quarter of 2005 as compared to 2004. Engineering costs for the 2005 third quarter increased $0.4 million as compared to last year's third quarter. This increase was partially offset by an increase of non-recurring engineering revenues of $0.2 million.

Year to date costs of products sold decreased by 4.9 percentage points to 79.5% of sales as compared to 84.4% for the same period last year. As with the quarter, the addition of AES activity for 2005 has reduced cost of products sold as a percentage of sales. Excluding AES activity for the first nine months of 2005, cost of products sold as a percentage of sales would have been 85.1%, an increase of 0.7 percentage points over last year from 84.4%. That increase was primarily a result of an increase in engineering costs of approximately $1.1 million as compared to the first nine months of 2004, offset by increased sales volumes absorbing fixed costs as well as changes in product mix. Excluding the increase of engineering costs, year to date cost of products sold for the organic business, excluding AES, would have improved by 3.3 percentage points to 81.8% of sales. These engineering costs are a result of an increase in personnel as well as increased costs for goods and services supplied by vendors such as qualification testing and outsourced testing and design work as compared to last year.

Selling, general and administrative (SG&A) expense as a percent of sales was 14.2% for the third quarter of 2005, a decrease of 2 percentage points compared with 16.2% for the same period of 2004. SG&A costs increased from $1.4 million during the third of 2004 to $2.9 million in 2005 primarily as a result of the AES acquisition and an increase in costs associated with audit and other professional services.

For the first nine months of 2005, SG&A as a percentage of sales was 14.0% compared to 14.7% for the same period of 2004. Year to date SG&A costs increased from $3.9 million in 2004 to $7.7 million in 2005 primarily as a result of the AES acquisition and an increase in costs associated with audit and other professional services.

Net interest expense for the third quarter increased by $141 thousand from $61 thousand in the third quarter of 2004 to $202 thousand for the same period of 2005. This increase was a result of reduced interest income, increased borrowings and increased interest rates. In February 2005 the Company borrowed $7.0 million and used $6.0 million of cash to acquire AES, this resulted in increased net interest expense.

Net interest expense for the first nine months of 2005 increased by $316 thousand from $203 thousand to $519 thousand for the same reasons.

TAXES

The effective income tax rate for the third quarter of 2005 was 42.8% compared to an income tax benefit of 19.1% last year recorded as a result of the loss during the third quarter of 2004 off-set by foreign taxes based on capital and state taxes. For the third quarter of 2005, foreign and state taxes primarily accounted for the difference between the statutory rate and the effective rate of 42.8%.

The effective income tax rate for the first nine months of 2005 was 47.9% compared to 500% in 2004. The effective rate for 2004 was greater than the pre-tax income due to foreign taxes on capital and state taxes that could not be offset by losses. On April 12, 2005, New York State enacted tax legislation resulting in a change to the New York State apportionment methodology. Beginning in 2006, a single sales factor apportionment method will be phased in, with a single sales factor solely used in 2008. It is expected that this enacted legislation will result in a lower apportionment of the Company's taxable income to New York State, resulting in lower New York State income taxes. Accordingly, the Company's ability to use or realize New York State tax credit carry forwards will be reduced. The Company has assessed the impact of the new tax legislation and recorded a valuation allowance reducing the Company's $490 thousand deferred tax asset relating to New York State tax credits to $40 thousand. As a result of this valuation allowance the Company recorded a non-cash charge to income tax expense of $300 thousand or $.04 per share during the second quarter of 2005. The charge to income tax expense is net of the affect of federal income taxes. The Company expects its effective income tax rate to approximate the statutory rates in the future.

NET INCOME AND EARNINGS PER SHARE

Net income for the third quarter of 2005 was $0.8 million, or $0.10 per share, an increase of $1.2 million from a loss of $0.4 million, or $(0.05) per share in the third quarter of 2004. The increased net income as compared to the third quarter of 2004 was due primarily to the acquisition of AES which contributed $1.1 million to pre tax income. Changes in the number of shares outstanding did not significantly impact the calculation.

Year to date net income was $1.6 million, or $0.20 per share, an increase of $1.7 million from a loss of $0.1 million, or $(0.01) per share last year. The increased net income as compared to 2004 was due primarily to the acquisition of AES which contributed $2.7 million to pre tax income. Changes in the number of shares outstanding did not significantly impact the calculation.

LIQUIDITY

Cash provided by operating activities was $1.4 million during the first nine months of 2005, as compared with $1.1 million in 2004 as a result of net income plus depreciation and amortization and changes in working capital components.

Cash used in investing activities increased to $14.3 million in the first nine months of 2005, from $0.9 million in the first nine months of 2004 due to the $13.4 million acquisition of AES, and increase in capital equipment spending of $1.1 million offset partially by proceeds from the sale of short -term investments of $1.0 million. The Company's capital expenditures for the first nine months were $1.8 million. Capital expenditures for the balance of 2005 are expected to be in the range of $0.6 million to $0.8 million.

The Company's cash provided by financing activities increased $7.2 million to $6.7 million as a result of the $7.0 million drawn on the line of credit to partially fund the AES acquisition offset partially by scheduled debt payments. The Company has a $15 million demand line of credit facility available. Interest on outstanding borrowings bears interest at either LIBOR or prime interest rates at the Company's option plus an applicable margin, currently 175 basis points. As of October 1, 2005 the Company had borrowed $7.0 million against the line of credit. The line is subject to annual review and is payable on demand. The line of credit, among other requirements, imposes certain financial performance covenants measured on an annual basis with which the Company anticipates it will be compliant.

The Company has a cash balance of $1.8 million at October 1, 2005.

The Company believes that cash balances at October 1, 2005, cash flow from operations and its available credit facility will be adequate to meet the Company's operational and capital expenditure requirements for 2005.

BACKLOG	The Company's backlog at October 1, 2005 was $77.6 million compared with $25.6 million at the end of the third quarter of 2004. The backlog at October 1, 2005 includes $50.0 million from AES.

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

ASTRONICS ADVANCED ELECTRONIC SYSTEMS (AES) CONTRACTUAL OBLIGATIONS (in thousands)		Payments due by period
	Total	>1 year	1-2 years	3-4 years	After 4 years
Line of Credit borrowing	$7,000	$7,000	$-	$-	$-
Operating Leases	2,035	204	1,621	210	-
Unconditional Purchase Obligations	8,214	3,480	4,423	311	-
Total Contractual Obligations	$17,249	$10,684	$6,044	$521	$-

MARKET RISK

The Company's exposure to interest rate fluctuations increased as compared to December 31, 2004 as a result of additional borrowings related to its acquisition of AES. The Company had floating interest rate debt obligations totaling $18.6 million at October 1, 2005. The Company has an interest rate swap on its New York Industrial Revenue Bond which effectively fixes the rate at 4.09% on this $4.7 million obligation through December 2005. As a result, a 1% change in interest rates would impact annual net income by $0.1 million. Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 for a complete discussion of the Company's market risk. There have been no material changes in the current year regarding the market risk information for its exposure to currency exchange rates.

CRITICAL ACCOUNTING POLICIES	Refer to the Company's annual report on Form 10-K for the year ended December 31, 2004 for a complete discussion of the Company's critical accounting policies. There have been no material changes in the current year regarding these critical accounting policies.

NEW ACCOUNTING PRONOUNCEMENTS	See note 9 in Item 1 of this Form 10-Q for recently issued accounting standards that may have a material impact on our financial position or results of operations

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

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of October 1, 2005. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of October 1, 2005. There were no material changes in the Company's internal control over financial reporting during the third quarter of 2005.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered sales of equity securities and use of proceeds.

(c) the following table summarizes the Company's purchases of its common stock for the quarter ended October 1, 2005

Period	(a) Total number of shares Purchased	(b) Average Price Paid per Share	(c) total number of shares Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 3, - July 30, 2005	-	-	-	432,956
July 31, - August 27, 2005	-	-	-	432,956
August 28, - October 1, 2005	-	-	-	432,956
Total	-	-	-	432,956

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Securities Holders.

None

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K
(a) Exhibits

Exhibit 31.1 Section 302 Certification - Chief Executive Officer

Exhibit 31.2 Section 302 Certification - Chief Financial Officer

Exhibit 32. Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K The Company filed a form 8-K on November 8, 2005, regarding its press release announcing its 2005 year to date and third quarter earnings.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRONICS CORPORATION

(Registrant)

Date: November 14, 2005	By: /s/ David C. Burney

David C. Burney Vice President-Finance and Treasurer (Principal Financial Officer)