Form 10-K
period 2005-12-31
ASTRONICS CORP
filed 2006-03-27
CIK 8063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005

Commission File Number 0-7087

Astronics Corporation
(Exact Name of Registrant as Specified in its Charter)

New York	16-0959303
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

130 Commerce Way, East Aurora, N.Y. 14052
(Address of principal executive office)

Registrant’s telephone number, including area code
(716) 805-1599

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12 (g) of the Act:
$.01 par value Common Stock; $.01 par value Class B Stock
(Title of Class)

Indicate by checkmark if the registrant is a well- known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by checkmark if the registrant is not required to file report pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by checkmark if the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☐     No ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐     No ☑

As of March 17, 2006, 7,909,101 shares were outstanding, consisting of 6,423,523 shares of Common Stock $.01 Par Value and 1,485,578 shares of Class B Stock $.01 Par Value. The aggregate market value, as of the last business day of the Company’s most recently completed second fiscal quarter, of the shares of Common Stock and Class B Stock of Astronics Corporation held by non-affiliates was approximately $62,500,000 (assuming conversion of all of the outstanding Class B Stock into Common Stock and assuming the affiliates of the Registrant to be its directors, executive officers and persons known to the Registrant to beneficially own more than 10% of the outstanding capital stock of the Corporation).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders to be held May 12, 2006 are incorporated by reference into Part III of this Report.

FORWARD LOOKING STATEMENTS

This Annual Report contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involves uncertainties and risks. These statements are identified by the use of the words “believes,” “expects,” “intends,” “anticipates”, “may”, “will”, “estimate”, “potential” and words of similar import. Readers are cautioned not to place undue reliance on these forward looking statements as various uncertainties and risks could cause actual results to differ materially from those anticipated in these statements. These uncertainties and risks include the success of the Company with effectively executing its plans; the timeliness of product deliveries by vendors and other vendor performance issues; changes in demand for our products from the U.S. government and other customers; the acceptance by the market of new products developed; our success in cross-selling products to different customers and markets; changes in government contracts; the state of the commercial and business jet aerospace market; the Company’s success at increasing the content on current and new aircraft platforms; the level of aircraft build rates; as well as other general economic conditions and other factors.

PART I

ITEM 1.	BUSINESS

Astronics is a leading supplier of advanced, high-performance lighting, electronics and power distribution systems for the global aerospace industry. We sell our products to original equipment manufacturers (OEM’s) in the commercial transport, business jet, military markets, OEM suppliers, and aircraft operators around the world. The U.S. Government is also a major customer of ours. The Company provides its products through its wholly owned subsidiaries Luminescent Systems, Inc., Luminescent Systems Canada, Inc., collectively referred to as (LSI) and most recently through its February 2005 acquisition of Astronics Advanced Electronic Systems Corp. (AES).

Strategy

Astronics’ strategy for growth is to continue to develop or acquire the necessary technology to evolve into a leading aircraft lighting, electronics and power generation and distribution systems integrator, increasing the value and content we provide on a growing base of aircraft and missile platforms.

Products and Customers

Astronics’ products are sold worldwide to manufacturers of business jets, military aircraft, missiles, and commercial transports, as well as airlines and suppliers to the OEM’s. During 2005 the Company’s sales were divided 37% to the military market, 20% to the business jet market, 41% to the commercial transport market and 2% to other markets. Most of the Company’s sales are a result of contracts or purchase orders received from customers, placed on a day-to-day basis or for single year procurements rather than long-term multi-year contract commitments. Sales by Geographic Region, Major Customer and Canadian Operations are provided in Note 8 of Item 8, Financial Statements and Supplementary Data in this report.

Practices as to Maintaining Working Capital

Liquidity is discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Liquidity section in this report.

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

Government Contracts

All U.S. Government contracts, including subcontracts where the U.S. Government is the ultimate customer, may be subject to termination at the election of the government.

Raw Materials

Materials, supplies and components are purchased from numerous sources. We believe that the loss of any one source, although potentially disruptive in the short-term, would not materially affect our operations in the long-term.

Seasonality

Our business is typically not seasonal.

Backlog

At December 31, 2005, the Company’s backlog was $95.1 million. At December 31, 2004, the Company’s backlog was $27.2 million.

Patents

The Company has a number of patents and has filed applications for others. While the aggregate protection of these patents is of value, the Company’s only material business that is dependent upon the protection afforded by these patents is its cabin power distribution product. The Company’s patents and patent applications relate to electroluminescence, instrument panels, keyboard technology and a broad patent covering the cabin power distribution technology. The Company regards its expertise and techniques as proprietary and relies upon trade secret laws and contractual arrangements to protect its rights. We have trademark protection in major markets.

Research, Development and Engineering Activities

The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. These costs are expensed when incurred and included in cost of sales. Research and development and related engineering amounted to approximately $8.9 million in 2005, $5.8 million in 2004 and $3.6 million in 2003.

Employees

The Company’s continuing operations employed approximately 700 employees as of December 31, 2005. The Company considers its relations with its employees to be good.

Available information

The Company files its financial information and other materials required by the SEC electronically with the SEC. These materials can be accessed electronically via the Internet at www.SEC.gov. Such materials and other information about the Company are also available through the Company’s website at www.astronics.com.

ITEM 1A.	RISK FACTORS

Risks Related to our Industry

The markets we serve are cyclical and sensitive to domestic and foreign economic conditions and events, which may cause our operating results to fluctuate. The markets we serve are sensitive to fluctuations in general business cycles and domestic and foreign economic conditions and events. For example, demand by the business jet markets for our products is dependent upon several factors, including capital investment, product innovations, economic growth, and technology upgrades. In addition, the commercial airline industry is highly cyclical and sensitive to fuel price increases, labor disputes and economic conditions. These factors could result in a reduction in the amount of air travel. A reduction in air travel would reduce orders for new aircraft for which we supply products and for the sales of spare parts, thus reducing our sales. A reduction in air travel may also result in our commercial airline customers being unable to pay our invoices on a timely basis or at all.

We depend heavily on government contracts and subcontracts with defense prime contractors that may not be fully funded or may be terminated, and the failure to receive funding or the termination of one or more of these contracts could reduce our sales. Sales to the U.S. Government and its prime contractors and subcontractors represent a significant portion of our business. The funding of these programs is generally subject to annual congressional appropriations, and congressional priorities are subject to change. In addition, government expenditures for defense programs may decline or these defense programs may be terminated. A decline in governmental expenditures may result in a reduction in the volume of contracts awarded to us.

If our subcontractors or suppliers fail to perform their contractual obligations, our prime contract performance and our ability to obtain future business could be materially and adversely impacted. Many of our contracts involve subcontracts with other companies upon which we rely to perform a portion of the services we must provide to our customers. There is a risk that we may have disputes with our subcontractors, including disputes regarding the quality and timeliness of work performed by the subcontractor or customer concerns about the subcontractor. Failure by our subcontractors to satisfactorily provide on a timely basis the agreed-upon supplies or perform the agreed-upon services may materially and adversely impact our ability to perform our obligations with our customer. Subcontractor performance deficiencies could result in a customer terminating our contract for default. A default termination could expose us to liability and substantially impair our ability to compete for future contracts and orders. In addition, a delay in our ability to obtain components and equipment parts from our suppliers may affect our ability to meet our customers’ needs and may have an adverse effect upon our profitability.

Our results of operations are affected by our fixed-price contracts. The nature of our business activities involves fixed-price contracts. Our contractual arrangements include customers’ requirements for delivery of hardware and funded nonrecurring development work that we anticipate will lead to follow-on production orders. For the year ended December 31, 2005, fixed-price contracts represented 100% of our sales. On fixed-price contracts, we agree to perform the scope of work specified in the contract for a predetermined price. Depending on the fixed price negotiated, these contacts may provide us with an opportunity to achieve higher profits based on the relationship between our costs and the contract’s fixed price. However, we bear the risk that increased or unexpected costs may reduce our profit.

Contracting in the defense industry is subject to significant regulation, including rules related to bidding, billing and accounting kickbacks and false claims, and any non-compliance could subject us to fines and penalties or possible debarment. Like all government contractors, we are subject to risks associated with this contracting. These risks include the potential for substantial civil and criminal fines and penalties. These fines and penalties could be imposed for failing to follow procurement integrity and bidding rules, employing improper billing practices or otherwise failing to follow cost accounting standards, receiving or paying kickbacks or filing false claims. We have been, and expect to continue to be, subjected to audits and investigations by government agencies. The failure to comply with the terms of our government contracts could harm our business reputation. It could also result in suspension or debarment from future government contracts.

If we are unable to adapt to technological change, demand for our products may be reduced. The technologies related to our products have undergone, and in the future may undergo, significant changes. To succeed in the future, we will need to continue to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. Our competitors may develop technologies and products that are more effective than those we develop or that render our technology and products obsolete or uncompetitive. Furthermore, our products could become unmarketable if new industry standards emerge. We may have to modify our products significantly in the future to remain competitive, and new products we introduce may not be accepted by our customers.

Our new product development efforts may not be successful, which would result in a reduction in our sales and earnings. We may experience difficulties that could delay or prevent the successful development of new products or product enhancements, and new products or product enhancements may not be accepted by our customers. In addition, the development expenses we incur may exceed our cost estimates, and new products we develop may not generate sales sufficient to offset our costs. If any of these events occur, our sales and profits could be adversely affected.

Risks Related to our Business

We operate in highly competitive markets with competitors who may have greater resources than we possess, which could reduce the volume of products we can sell and our operating margins. Many of our products are sold in highly competitive markets. Some of our competitors are larger; more diversified corporations and have greater financial, marketing, production and research and development resources. As a result, they may be better able to withstand the effects of periodic economic downturns. Our operations and financial performance will be negatively impacted if our competitors:

•	develop products that are superior to our products;

•	develop products that are more competitively priced than our products;

•	develop methods of more efficiently and effectively providing products and services; or

•	adapt more quickly than we do to new technologies or evolving customer requirements.

We believe that the principal points of competition in our markets are product quality, price, design and engineering capabilities, product development, conformity to customer specifications, quality of support after the sale, timeliness of delivery and effectiveness of the distribution organization. Maintaining and improving our competitive position will require continued investment in manufacturing, engineering, quality standards, marketing, customer service and support and our distribution networks. If we do not maintain sufficient resources to make these investments, or are not successful in maintaining our competitive position, our operations and financial performance will suffer.

Our future growth and continued success is dependent on our key personnel. Our future success depends to a significant degree upon the continued contributions of our management team and technical personnel. The loss of members of our management team could have a material and adverse effect on our business. In addition, competition for qualified technical personnel in our industries is intense, and we believe that our future growth and success will depend on our ability to attract, train and retain such personnel.

Future terror attacks, war, or other civil disturbances could negatively impact our business. Continued terror attacks, war or other disturbances could lead to further economic instability and decreases in demand for our products, which could negatively impact our business, financial condition and results of operations. Terrorist attacks world-wide have caused instability from time to time in global financial markets and the aviation industry. The long-term effects of terrorist attacks on us are unknown. These attacks and the U.S. Government’s continued efforts against terrorist organizations may lead to additional armed hostilities or to further acts of terrorism and civil disturbance in the United States or elsewhere, which may further contribute to economic instability.

Our facilities could be damaged by catastrophes which could reduce our production capacity and result in a loss of customers. We conduct our operations in facilities located in the United States and Canada. Any of these facilities could be damaged by fire, floods, earthquakes, power loss, telecommunication and information systems failure or similar events. Although we carry property insurance, including business interruption insurance, our inability to meet customers’ schedules as a result of catastrophe may result in a loss of customers or significant additional costs.

Some of our contracts contain late delivery penalties. Failure to deliver in a timely manner due to supplier problems, development schedule slides, manufacturing difficulties, or similar schedule related events could have a material adverse effect on our business.

The failure of our products may damage our reputation, necessitate a product recall or result in claims against us that exceed our insurance coverage, thereby requiring us to pay significant damages. Defects in the design and manufacture of our products may necessitate a product recall. We include complex system design and components in our products that could contain errors or defects, particularly when we incorporate new technology into our products. If any of our products are defective, we could be required to redesign or recall those products or pay substantial damages or warranty claims. Such an event could result in significant expenses, disrupt sales and affect our reputation and that of our products. We are also exposed to product liability claims. We carry aircraft and non-aircraft product liability insurance consistent with industry norms. However, this insurance coverage may not be sufficient to fully cover the payment of any potential claim. A product recall or a product liability claim not covered by insurance could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.	PROPERTIES

The Company owns manufacturing and office facilities of approximately 70,000 square feet in the Buffalo, New York area and 80,000 square feet in Lebanon, New Hampshire. Montreal, Quebec, Canada operations are in leased facilities of approximately 15,000 square feet. The lease expires in 2006. Astronics AES leases 73,000 square feet of space, located in Redmond, Washington. The lease expires in 2008. Upon expiration of its current leases, the Company believes that it will be able to secure renewal terms or enter into a lease for alternative locations.

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

The table below sets forth the range of prices for the Company’s Common Stock, traded on the Nasdaq National Market System, for each quarterly period during the last two years. The approximate number of shareholders of record as of February 22, 2006, was 759 for Common Stock and 775 for Class B Stock.

2005	High	Low

(In dollars)
First	7.29	4.70
Second	9.30	6.01
Third	10.56	8.47
Fourth	10.99	9.06

2004	High	Low

First	6.25	4.80
Second	5.64	4.64
Third	5.38	4.49
Fourth	5.48	4.56

The Company has not paid any cash dividends in the three-year period ended December 31, 2005. It has no plans to pay cash dividends as it plans to retain all cash from operations as a source of capital to finance growth in the business. There are no restrictions, however on the Company’s ability to pay dividends.

ITEM 6.	SELECTED FINANCIAL DATA

Five-Year Performance Highlights

	2005(1)	2004	2003	2002	2001

(Dollars in thousands, except for per share data)
PERFORMANCE (continuing operations)
Sales — Core Business	$75,352	$34,696	$32,452	$32,866	$32,491
Sales — Original F-16 NVIS Program	—	—	730	10,074	20,100

Sales	75,352	34,696	33,182	42,940	52,591
Income (Loss) from Continuing Operations	$2,653	$(734)	$782	$4,047	$5,821
Net Margin	3.5%	(2.1)%	2.4%	9.4%	11.1%
Diluted Earnings (Loss) per Share, Continuing Operations	$0.33	$(0.09)	$0.10	$0.49	$0.70
Weighted Average Shares Outstanding — Diluted	8,038	7,766	7,815	8,208	8,346
Return on Average Assets	4.8%	(1.6)%	1.7%	8.8%	13.7%
Return on Average Equity	10.9%	(3.2)%	3.4%	21.5%	45.5%

YEAR-END FINANCIAL POSITION (continuing operations)
Working Capital	$13,765	$18,104	$18,767	$13,834	$11,863
Total Assets	65,857	45,236	45,474	46,607	45,579
Long Term Debt	10,304	11,154	12,482	13,110	15,529
Shareholders’ Equity	25,834	22,660	22,940	22,550	15,177
Book Value Per Share	$3.27	$2.91	$2.96	$2.87	$1.88

OTHER YEAR-END DATA (continuing operations)
Depreciation and Amortization	$2,373	$1,273	$1,212	$1,269	$1,441
Capital Expenditures	$2,498	$1,136	$420	$397	$838
Shares Outstanding	7,901	7,800	7,742	7,870	8,085
Number of Registered Shareholders	777	829	812	834	876
Number of Employees	702	424	369	412	437

(1)	— Includes the effects of the acquisition of Astronics Advanced Electronic Systems Corp on February 3, 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Astronics Corporation, through its subsidiaries Luminescent Systems Inc. and Luminescent Systems Canada Inc. and most recently with the February 2005 acquisition of Astronics Advanced Electronic Systems Corp., designs and manufactures lighting systems and components, electrical power generation, in-flight control and power distribution systems for aircraft. We operate four principal facilities located in New York State, New Hampshire, Washington State and Quebec, Canada. We serve the three primary aircraft markets which are the military, commercial transport and the business jet markets. In 2005, sales to the military accounted for 37% of total sales. Sales to the commercial transport market and the business jet market were 41% and 20%, respectively. Astronics strives to offer comprehensive lighting and electrical systems for aircraft which we believe makes the Company unique in our ability to serve our customers.

On February 3, 2005, the Company acquired substantially all of the assets of the General Dynamics — Airborne Electronic Systems (AES) business unit from a subsidiary of General Dynamics. Astronics acquired the business for $13.0 million in cash. The Company financed the acquisition and related costs by borrowing $7.0 million on its revolving line of credit and used $6.4 million of cash on hand. For the year ended

December 31, 2005, AES had sales of $28.6 million and a pre tax profit of $3.0 million. In 2004, AES had a pre tax loss of approximately $8 million. The loss was primarily a result of costs relating to a development program that included significant termination fees. See Note 10 of Item 8 Financial Statements and Supplementary Data for pro forma financial information. AES produces a wide range of products related to electrical power generation, in-flight control, and power distribution on military, commercial transport, business jet and missile platforms.

Key factors affecting Astronics’ growth are our ability to be designed into new aircraft, the rate at which new aircraft are produced, government funding of military programs, and the rates at which aircraft owners, including commercial airlines, refurbish or install upgrades to their aircraft. Once designed into a new aircraft, the spare parts business is frequently retained by the Company. Astronics’ strategy is to increase the amount of content on aircraft platforms, evolving the Company from our historic role of a components supplier to a turn key provider of complete systems.

One of the principal markets we serve is the commercial transport market. The addition this year of Astronics AES has increased our exposure to the commercial transport market. As the financial condition of the world’s airlines improves and stabilizes, the airlines are beginning to increase investments in new aircraft purchases and cabin improvements. Many airlines are expanding the number of seats equipped with in-flight entertainment systems and in-seat power. We are in a strong position to benefit from this trend with our power and data technology acquired in the Astronics AES acquisition. We believe we will benefit from the expected continued strength of this market. Our increased exposure to this market also means we have greater down side risk should the commercial transport market enter a period of retraction as it did for several years beginning in 2001. If that were to occur, it is likely that commercial airlines would reduce spending on these types of programs and have a significant negative impact on our business. The power and data business accounted for 22% of our sales and 46% of our bookings in 2005.

The business jet market continued to be strong in 2005. We provide a wide range of products to the business jet market including air frame power, cockpit and exterior lighting products. Our products are found on many of the aircraft manufactured by Cessna, Raytheon and Bombardier. Our exterior lighting products have received notable interest from the business jet OEM’s. Among our more significant initiatives during 2005 was the continued development of products for Eclipse Aviation’s Eclipse 500 and Cessna’s Mustang business jets. There is risk involved with any new aircraft such as the Eclipse 500 and the Cessna Mustang as neither aircraft has been certified by the FAA. Eclipse is expecting certification of the Eclipse 500 during mid 2006 and Cessna in late 2006 for its Mustang. Should certification be delayed or not achieved it would impact Astronics growth opportunities and expected profits. We believe that the business jet markets will continue to provide opportunities for growth provided the economy remains healthy.

Our Military market sales are typically comprised of several significant “programs” such as the power converter for the Tactical Tomahawk and Taurus missiles, with 2005 sales of $3.0 million and the Korean F-16 night vision program, with 2005 sales of $4.8 million. In addition, because our component parts are found on many different aircraft, we have many smaller program sales for upgrade programs and spares as well as new build aircraft. A large development effort over the past several years has been the exterior lighting suite for the F-35 Joint Strike Fighter. This aircraft is expected to enter low rate production in 2008. The Military market is dependent on governmental funding which can change from year to year. Risks are that overall spending may be reduced in the future and that specific programs may be eliminated. Astronics does not have significant reliance on any one program such that cancellation of a particular program will cause material financial loss. We believe that we will continue to have opportunities similar to past years regarding this market.

We continue to look for opportunities to capitalize on our core competencies of power generation and distribution and lighting to expand our existing business and to grow through strategic acquisitions.

In 2005, Astronics continued to commit significant resources for the engineering and design of next generation products which in many cases will not enter production until late 2006 or beyond. Some of the more significant efforts during 2005 were products for the various OEM’s developing very light business jets such as Cessna Aircraft and Eclipse Aviation. For the military markets our larger design and development efforts have been for the exterior lighting suite for the F-35 (Joint Strike Fighter) and multiple smaller programs. In 2005 our seat power module which provides power for in flight entertainment (IFE) systems and in seat power was selected by several airlines for installation in their cabin upgrades. For the foreseeable future we expect that we will continue to have opportunities requiring levels of engineering resources comparable to 2005.

We are anticipating 2006 revenue to increase over 2005. Our 2006 plan projects revenues of about $85 to $90 million, however the year is difficult to predict. A large number of the major aircraft programs in which we are involved are nearing critical stages of their certification process. If, during 2006, these programs achieve certification and transition to production smoothly, we could potentially exceed our expectations. If these programs encounter challenges and delays, our delivery schedule could be delayed, and our 2006 shipments and profitability will be affected.

We ended the year with a backlog of $95.1 million of which approximately $57 million is expected to be delivered during 2006. Provided that the economy maintains its strength we anticipate that new aircraft build rates will continue to increase over the next several years providing increased opportunities to grow revenue and profits. We expect discretionary spending by the airlines will continue as the global commercial transport market continues its recovery. We expect that the military market will continue to offer opportunities for us to increase the value of the content that we provide on a growing base of aircraft platforms.

Challenges facing us include improving shareholder value through increased profitability. Increasing profitability is dependent on many things such as increased build rates for existing aircraft, successful certification of new aircraft such as the Cessna Mustang and Eclipse 500 business jets, continued government funding of defense programs such as the F-35 Joint Strike Fighter and V-22 Osprey and the Company’s ability to obtain production contracts for parts we currently supply or have been selected to design and develop for these programs. In addition we are faced with increasing costs for health care and corporate governance, particularly those required by Sarbanes-Oxley legislation. Finally, many of our newer development programs are based on new and unproven technology. We are challenged to develop the technology on a schedule that is consistent with specific aircraft development programs. We will continue to address these challenges by working to improve operating efficiencies and focusing on executing on the growth opportunities currently in front of us.

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles. The preparation of the Company’s financial statements requires management to make estimates, assumptions and judgments that affect the amounts reported. These estimates, assumptions and judgments are affected by management’s application of accounting policies, which are discussed in Note 1 of Item 8, Financial Statements and Supplementary Data of this report. The critical accounting policies have been reviewed with the audit committee of our board of directors.

Revenue Recognition

Revenue is recognized when the risks and rewards of ownership and title are transferred to the customer, principally as units are delivered or as service obligations are satisfied. The Company manufactures most of its products on a build to order basis and ships products upon completion or shortly thereafter. There are no significant contracts allowing for right of return. The Company does evaluate and record an allowance for any potential returns based on experience and any known circumstances. For the years ended December 31, 2005, 2004 and 2003 no allowances were recorded for contracts allowing for right of return. A trade receivable is recorded at the value of the sale.

Accounts Receivable and Allowance for Doubtful Accounts

The Company records a valuation allowance to account for potentially uncollectible accounts receivable. The allowance is determined based on Management’s knowledge of the business and specific customers and review and analysis of accounts receivable agings. At December 31, 2005, the Company’s allowance for doubtful accounts for accounts receivable was $0.4 million, or 3% of gross accounts receivable. At December 31, 2004, the Company’s allowance for doubtful accounts was $0.3 million, or 4% of gross accounts receivable. In addition, at December 31, 2005 and 2004, the Company fully reserved the balance of a non-current note receivable in the amount of $0.6 million.

Inventory Valuation

The Company records valuation reserves to provide for slow moving or obsolete inventory or to reduce inventory to the lower of cost or market value. In determining the appropriate reserve, Management considers overall inventory levels in relation to forecasted demands. At December 31, 2005, the Company’s reserve for inventory valuation was $4.8 million, or 20% of gross inventory. This is an increase of $4.1 million from $0.7 million at December 31, 2004 which represented 9% of gross inventories. Approximately $4.0 million of the increase was added as result of the AES acquisition on February 3, 2005.

Deferred Tax Asset Valuation Allowances

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We record a valuation allowance to reduce deferred tax assets to the amount of future tax benefit that we believe is more likely than not to be realized. We consider recent earnings projections, allowable tax carryforward periods, tax planning strategies and historical earnings performance to determine the amount of the valuation allowance. Changes in these factors could cause us to adjust our valuation allowance, which would impact our income tax expense when we determine that these factors have changed.

As of December 31, 2005, the Company had a net deferred tax asset of $0.6 million, net of a $0.3 million valuation allowance, net of federal tax benefit. These assets relate principally to liabilities or asset valuation reserves that result in timing difference between generally acceptable accounting principles recognition and treatment for income tax purposes, as well as a state investment tax credit carry-forward.

Negatively impacting net income was an income tax charge of approximately $0.3 million related to a change in New York State tax law, net of federal tax benefit, which makes it unlikely the company will be able to utilize certain tax credit carry-forwards. Based on historical earnings and current projections of future taxable income, the valuation allowance was recorded in the second quarter of 2005.

Goodwill

The Company’s goodwill is the result of the excess of purchase price over net assets acquired from acquisitions. As of December 31, 2005, the Company had $2.7 million of goodwill. There was no goodwill recognized as a result of the acquisition of Astronics AES in February 2005. The Company tests goodwill for impairment at least annually, during the fourth quarter, and whenever events occur or circumstances change that indicates there may be impairment. The process of evaluating the Company’s goodwill for impairment is subjective and requires significant estimates. These estimates include judgments about future cash flows that are dependent on internal forecasts, long-term growth rates and estimates of the weighted average cost of capital used to discount projected cash flows. Based on the discounted projected cash flows, management has concluded that there is no impairment of the Company’s goodwill.

Supplemental Retirement Plan

The Company maintains a supplemental retirement plan for certain executives. The accounting for this plan is based in part on certain assumptions that may be highly uncertain and may have a material impact on the financial statements if different reasonable assumptions had been used. The assumptions for increases in compensation and the discount rate for determining the cost recognized in 2005 were 5.0% and 5.75% respectively. The discount rate used for the projected benefit obligation as of December 31, 2005 was 5.50%. The assumption for compensation increases takes a long-term view of inflation and performance based salary adjustments based on the Company’s approach to executive compensation. For determining the discount rate the Company considers long-term interest rates for high-grade corporate bonds.

RESULTS OF OPERATIONS

Sales

Sales for 2005 increased by $40.7 million to $75.4 million, up from $34.7 million in 2004, an increase of 117%. The increase was the result of the 2005 acquisition of Astronics AES, contributing $28.6 million and an increase in organic sales of $12.1 million. Organic sales increased in the business jet market by $4.0 million, the commercial transport market by $1.2 million and the military market by $7.0 million. These were offset partially by a $0.1 million decrease in sales to other markets. The increase in organic sales to the business jet market was primarily a result of increased production rates for new aircraft. The increase in organic sales to the military market was primarily the result of the Korean F-16 night vision retro-fit program which accounted for $4.8 million and an increase in overall volume on a wide variety of programs. Astronics AES 2005 sales were $0.7 million to the business jet market, $23.4 million to the commercial transport market and $4.5 million to the military market.

Sales for 2004 increased by $1.5 million to $34.7 million, up from $33.2 million in 2003, an increase of 4.6%. The increase was the result of an increase in sales to the business jet market of $2.5 million, an increase in sales to the commercial transport market of $0.1 million and an increase in other sales of $0.2 million offset partially by a $1.3 million decrease in sales to the military market. The increase in sales to the business jet market was primarily a result of increased production rates for new aircraft. The decrease of sales to the military was the result of lower demand for spare parts by the U.S. government.

Expenses

Cost of sales as a percentage of sales decreased by 7.3 percentage points to 79.4% in 2005 from 86.7% in 2004. This decrease was due to improved margins for the organic business and the addition of Astronics AES that had 2005 cost of sales totaling 70.8% of sales. Cost of sales, for the organic business as a percentage of sales decreased two percentage points to 84.7% in 2005 from 86.7% in 2004. This was a result of leverage provided by the increased revenues somewhat offset by an increase for engineering and design costs of $1.4 million to $7.2 million in 2005 as compared with $5.8 million in 2004. This increase in spending was due to the Company’s continued development of exterior lighting products, cabin lighting and higher value added cockpit lighting opportunities. It is our intention to continue investing in capabilities and technologies as needed that allows us to execute our strategy to increase the ship set content and value we provide on aircraft in all markets that we serve. The rate of spending on these activities, however, will largely be driven by opportunities that the market presents.

Cost of sales as a percentage of sales increased seven percentage points to 86.7% in 2004 from 79.7% in 2003. Engineering and design spending related primarily to product development increased by $2.2 million to $5.8 million in 2004 as compared with $3.6 million in 2003. This increase in spending was a result of additional engineering personnel and increased costs for goods and services supplied by vendors for qualification testing, outsourced testing and design work for the Company’s pursuit of exterior lighting, cabin lighting and higher value added cockpit lighting opportunities.

Selling, general and administrative expenses increased $4.7 million to $10.2 million in 2005 from $5.5 million in 2004 primarily as a result the incremental selling, general and administrative costs of $4.7 million from Astronics AES. Organic selling, general and administrative costs remained flat when compared to 2004. A $0.3 million decrease in bad debt expense offset a similar increase in professional services, principally related to increased accounting and audit costs.

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

Income from Continuing Operations Before Taxes

Income from Continuing Operations Before Taxes in 2005 increased by $6.0 million to a profit of $4.8 million from a loss of $1.2 million in 2004. This increase was a result of both the acquisition of Astronics AES, which contributed $3.0 million and improved margins in Astronics organic business. Leverage created by increased organic sales volume was somewhat offset by our increased engineering costs in 2005 which were a result of an increase in personnel as well as increased costs for goods and services supplied by vendors for qualification testing, outsourced testing and design work.

Income from Continuing Operations Before Taxes in 2004 decreased by $2.2 million to a loss of $1.2 million from a profit of 1.0 million in 2003. This decrease was a result of the increase in engineering costs referred to in preceding paragraphs.

Income Taxes

The effective tax rate was 44.7% in 2005, 6.8 percentage points higher than the effective tax rate of 37.9% in 2004. The majority of the increase was due to a reserve that we recorded to reduce our deferred tax assets relating to New York State investment tax credit carry forwards. In 2005, new tax legislation was passed that we expect will reduce the allocation of future taxable income to New York State. As a result, we expect our future tax liability to be significantly reduced and do not expect to utilize all of these credits before they expire. In the second quarter of 2005, the Company recorded a valuation allowance reducing the Company’s $0.3 million deferred tax asset relating to these state tax credits to $0.03 million. As a result of this valuation allowance, the Company recorded a non-cash charge to income tax expense of $0.3 million, net of federal taxes. We expect our effective tax rate for future years to be closer to the statutory rates in effect at those times.

The effective tax rate was 37.9% in 2004, 12.3 percentage points higher than the effective tax rate of 25.5% in 2003. The increase was primarily due to recognition in 2003 of research and development tax credits from prior years which reduced the effective tax rate for that year.

Contractual Obligations

	Payments Due by Period
	Total	2006	2007-2008	2009-2010	After 2010

(In thousands)
Note Payable	$7,000	$7,000	$—	$—	$—
Long-Term Debt	11,217	914	1,830	1,832	6,641
Interest on Long-Term Debt	1,108	173	305	249	381
Operating Leases	2,937	1,314	1,620	3	—
Purchase Obligations	14,567	11,687	2,880	—	—
Other Long Term Liabilities*	1,420	242	518	373	287

Total Contractual Obligations	$38,249	$21,330	$7,153	$2,457	$7,309

*	Excludes Supplemental Retirement Plan and related Post Retirement Obligations for which we anticipate making $0.4 million in payments in 2006.

Notes to Contractual Obligations Table

Note Payable and Long-Term Debt — See item 8, Financial Statements and Supplementary Data, Note 2, Long-Term Debt and Note Payable in this report.

Interest on Long-Term Debt — Interest on Long-Term Debt consists of payments on Industrial Revenue Bonds issued through the Erie County, New York Industrial Development Agency taking into account the interest rate swap entered into on February 6, 2006 which effectively fixes the interest rate on this obligation at 3.99% through January 2016. We have excluded the variable rate interest on our note payable and other long-term debt.

Operating Leases — Operating lease obligations are primarily related to facility and equipment leases for our Astronics AES operations and facility leases for our Canadian operations.

Purchase Obligations — These are comprised of the Company’s commitments for goods and services in the normal course of business.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities was $5.1 million in 2005 compared with $0.1 million in 2004. The increase in 2005 relates to higher earnings adjusted for non-cash charges such as depreciation and amortization, offset somewhat by slight increase in working capital components.

Cash flow from operating activities was $0.1 million in 2004 compared with $2.1 million in 2003. The decrease of $2.0 million as compared with 2003 was mainly a result of a decrease in income from continuing operations of $1.5 million to a loss of $0.7 million in 2004 from income in 2003 of $0.8 million and an increase in investment in working capital components.

Cash used for investing activities was $15.0 million in 2005 compared with $2.4 million in 2004, a $12.8 million increase. The increase was primarily due to the Astronics AES acquisition of $13.4 million. Cash used for investing activities in 2003 was $0.7 million.

Pursuant to the March 14, 2003 spin-off of its wholly owned subsidiary, MOD-PAC CORP., the Company received a one-time dividend that resulted in net cash proceeds totaling $4.8 million in 2003.

The Company’s cash flows from operations are primarily dependent on its sales, profit margins and the timing of collections of receivables and payments to suppliers. Sales are influenced significantly by the build rates of new aircraft, which amongst other things are subject to general economic conditions, government appropriations and airline passenger travel. Over time, sales will also be impacted by the Company’s success in executing its strategy to increase ship set content and obtain production orders for programs currently in the development stage. A significant change in new aircraft build rates could be expected to impact the Company’s profits and cash flow. A significant change in government procurement and funding and the overall health of the worldwide airline industry could be expected to impact the Company’s profits and cash flow as well.

The Company’s cash required for capital equipment purchases for the last three years ranged between $0.4 million and $2.5 million. Our expectation for 2006 is that capital equipment expenditures will increase to over $4.0 million. This expected increase is primarily a result of machinery and equipment purchases to increase our production capacity. Additionally, we are in the exploratory stages of evaluating the possibility of expanding our available production square footage to accommodate projected future growth. Should we choose to expand the facility, it would likely be financed with additional debt.

Future capital requirements depend on numerous factors, including expansion of existing product lines and introduction of new product lines. Management believes that cash, together with the Company’s cash flow from operations and current borrowing arrangements will provide for these necessary capital expenditures.

In March, 2005 the Company received an amended agreement from HSBC Bank USA to increase its available revolving credit facility to $15 million. The amendment also extended the revolving credit facility through June 30, 2006. We expect that the existing facility will be renewed. We believe that should our facility with HSBC not be renewed we will be able to obtain alternative senior debt financing arrangements. At December 31, 2005, the Company was in compliance with all of the covenants pursuant to this credit facility with HSBC Bank USA. These covenants are measured on an annual basis at December 31.

The Company’s cash needs for debt service for 2006 are not expected to change significantly from 2005 levels. For its February 2005 acquisition of AES the Company borrowed $7.0 million through the use of its credit facility. The Company may decide to convert all or a portion of the credit facility balance to a term note or pay down on the credit facility as excess cash becomes available. The impact of this credit facility balance on cash needs in 2006 will depend on the repayment terms selected.

The Company’s ability to maintain sufficient liquidity is highly dependent upon achieving expected operating results. The Company has successfully negotiated new credit terms with its lender in order to provide more operating flexibility than it previously had. However, failure to achieve expected operating results could have a material adverse effect on our liquidity and our operations in the future.

The Company’s cash needs for working capital, capital equipment and debt service during 2006 and the foreseeable future, are expected to be met by cash flows from operations, its current cash balance and if necessary utilization of its revolving credit facility.

DISCONTINUED OPERATIONS

On September 26, 2002, the Company announced the spin-off of its wholly owned subsidiary MOD-PAC CORP., which operated the Printing and Packaging business segment. That transaction was effective March 14, 2003 and was accomplished by a tax free distribution of the stock of MOD-PAC CORP. to the shareholders of Astronics Corporation. As such, the net assets and equity of MOD-PAC CORP. were removed from the balance sheet of Astronics resulting in a reduction of the Company’s retained earnings and related net assets of $21.0 million. In December of 2002, the Company announced the discontinuance of its Electroluminescent Lamp Business Group, whose business had involved sales of micro-encapsulated electroluminescent lamps to customers in the consumer electronics industry. The operations of MOD-PAC CORP., through the spin-off date, and the operations of the Electroluminescent Lamp Business Group have been reported as discontinued operations in the financial statements of the Company. During 2005 and 2004, there was no income or loss from discontinued operations. During 2003, income from discontinued operations attributable to MOD-PAC CORP. was $0.4 million, and the Electroluminescent Lamp Business Group had a loss of $0.04 million. The business activity for the Electroluminescent Lamp Business Group was concluded during 2003.

DIVIDENDS

Management believes that it should retain the capital generated from operating activities for investment in advancing technologies, acquisitions and debt retirement. Accordingly, there are no plans to institute a cash dividend program.

BACKLOG

At December 31, 2005, the Company’s backlog was $95.1 million compared with $27.2 million at December 31, 2004. The Company acquired $45.9 million of backlog with the acquisition of Astronics AES.

RELATED-PARTY TRANSACTIONS

See the discussion in Item 8, Financial Statements and Supplementary Data, Note 12, Discontinued Operations and Note 11 Related-Party Transactions in this report.

RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004 the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R) (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than January 1, 2006, which is when the Company will adopt it.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) in 2006 is estimated to be approximately $0.4 million in additional expense after income taxes; however this will vary depending on levels of share-based payments granted in the future. Had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by this statement clarify that abnormal amounts of idle facility expense,

freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 2004. The Company believes the adoption of this standard will not have a material impact on its results of operations or financial position.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has limited exposure to fluctuation in Canadian currency exchange rates to the U.S. dollar. Nearly all of the Company’s consolidated sales, expenses and cash flows are transacted in U.S. dollars. Net assets held in or measured in Canadian dollars amounted to $0.6 million at December 31, 2005. Annual disbursements of approximately $6.0 million are transacted in Canadian dollars. A 10% change in the value of the U.S. dollar versus the Canadian dollar would impact net income by approximately $0.4 million.

Risk due to fluctuation in interest rates is a function of the Company’s floating rate debt obligations, which total approximately $18.2 million at December 31, 2005. To offset this exposure, the Company entered into an interest rate swap in February 2006, on its New York Industrial Revenue Bond which effectively fixes the rate at 3.99% on this $4.3 million obligation through January 2016. As a result, a change of 1% in interest rates would impact annual net income by less than $0.1 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Astronics Corporation

We have audited the accompanying consolidated balance sheets of Astronics Corporation as of December 31, 2005 and 2004, and the related consolidated statement of operations, statement of shareholders’ equity, and statement of cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astronics Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Ernst & Young LLP

Buffalo, New York
February 3, 2006

ASTRONICS CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003

(In thousands, except per share data)
Sales	$75,352	$34,696	$33,182
Cost and Expenses
Cost of products sold	59,852	30,087	26,439
Selling, general and administrative expenses	10,246	5,477	5,494
Interest expense, net of interest income of $29, $127 and $190	735	282	200
Other (income) expense	(278)	32	—

Total Costs and Expenses	70,555	35,878	32,133

Income (Loss) from Continuing Operations Before Income Taxes	4,797	(1,182)	1,049
Provision (Benefit) for Income Taxes	2,144	(448)	267

Income (Loss) from Continuing Operations	2,653	(734)	782

Income from Discontinued Operations	—	—	331

Net Income (Loss)	$2,653	$(734)	$1,113

Basic Earnings (Loss) per Share
Continuing Operations	$.34	$(.09)	$.10
Discontinued Operations	—	—	.04

Net Income (Loss)	$.34	$(.09)	$.14

Diluted Earnings (Loss) per Share
Continuing Operations	$.33	$(.09)	$.10
Discontinued Operations	—	—	.04

Net Income (Loss)	$.33	$(.09)	$.14

See notes to financial statements.

ASTRONICS CORPORATION

CONSOLIDATED BALANCE SHEET

	December 31,
	2005	2004

(In thousands, except per share data)
ASSETS
Current Assets:
Cash and Cash Equivalents	$4,473	$8,476
Short-term Investments	—	1,000
Accounts Receivable, Net of Allowance for Doubtful Accounts of $365 in 2005 and $259 in 2004	12,635	5,880
Inventories	19,013	7,110
Prepaid Expenses	626	560
Prepaid Income Taxes	—	796
Deferred Income Taxes	775	660

Total Current Assets	37,522	24,482
Property, Plant and Equipment, at Cost:
Land	1,143	1,143
Buildings and Improvements	12,007	12,007
Machinery and Equipment	18,515	12,102

	31,665	25,252
Less Accumulated Depreciation and Amortization	11,204	10,031

Net Property, Plant and Equipment	20,461	15,221
Deferred Income Taxes	—	488
Intangibles net of accumulated amortization of $329 in 2005 and $- in 2004	3,400	951
Other Assets	1,788	1,479
Goodwill	2,686	2,615

Total Assets	$65,857	$45,236

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current Maturities of Long-term Debt	$914	$908
Note Payable	7,000	—
Current Liabilities of Discontinued Operations	—	533
Accounts Payable	5,421	2,551
Accrued Payroll and Employee Benefits	3,861	1,309
Income Taxes Payable	171	—
Customer Advanced Payments	4,404	—
Contract Loss Reserves	830	—
Other Accrued Expenses	1,156	1,077

Total Current Liabilities	23,757	6,378
Long-term Debt	10,304	11,154
Supplemental Retirement Plan and Other Benefits	4,494	4,543
Other Liabilities	1,317	501
Deferred Income Taxes	151	—
Shareholders’ Equity
Common Stock, $.01 par value — Authorized 20,000,000 Shares, issued 7,082,100 in 2005; 6,633,805 in 2004	71	66
Class B Stock, $.01 par value — Authorized 5,000,000 Shares, Issued 1,603,323 in 2005; 1,950,517 in 2004	16	19
Additional Paid-in Capital	3,808	3,432
Accumulated Other Comprehensive Income	799	656
Retained Earnings	24,859	22,206

	29,553	26,379
Less Treasury Stock: 784,250 Shares in 2005 and 2004	3,719	3,719

Total Shareholders’ Equity	25,834	22,660

Total Liabilities and Shareholders’ Equity	$65,857	$45,236

See notes to financial statements.

ASTRONICS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003

(In thousands)
Cash Flows from Operating Activities
Income (Loss) from Continuing Operations	$2,653	$(734)	$782
Adjustments to Reconcile Income (Loss) from Continuing Operations to Cash provided by Operating Activities:
Depreciation and Amortization	2,373	1,273	1,212
Provision for Doubtful Accounts	124	397	(78)
Deferred Taxes Provision (Benefit)	307	(40)	175
(Gain) Loss on Disposal of Assets	(41)	32	—
Cash Flows from Changes in Operating Assets and Liabilities, Excluding the Effects of Acquisitions:
Accounts Receivable	(828)	(1,287)	696
Inventories	(4,506)	(1,138)	671
Prepaid Expenses and Other Assets	(67)	149	(427)
Accounts Payable	677	885	(400)
Accrued Expenses	2,079	328	(383)
Customer Advanced Payments	3,724	—	—
Contract Loss Reserves	(2,909)	—	—
Income Taxes	1,182	(65)	(429)
Supplemental Retirement Plan and Other Liabilities	282	343	307

Cash provided by Operating Activities	5,050	143	2,126

Cash Flows from Investing Activities
Purchases of Short-term Investments	—	(4,000)	—
Proceeds from Sale of Short-term Investments	1,000	3,000	—
Business Acquisition	(13,366)	—	—
Capital Expenditures	(2,498)	(1,136)	(420)
Other	(233)	(322)	(284)
Proceeds from the Sale of Assets	56	34	—

Cash used for Investing Activities	(15,041)	(2,424)	(704)

Cash Flows from Financing Activities
Proceeds from Spin-off of MOD-PAC CORP	—	—	4,751
Principal Payments on Long-term Debt	(897)	(1,452)	(879)
Proceeds from Note Payable	7,000	—	—
Unexpended Industrial Revenue Bond Proceeds	—	555	—
Proceeds from Issuance of Stock	343	133	35
Purchase and Retirement of Stock	—	—	(606)
Purchase of Stock for Treasury	—	—	(497)

Cash provided by (used for) Financing Activities	6,446	(764)	2,804

Effect of Exchange Rates on Cash	(11)	(133)	64

Cash (used for) provided by Continuing Operations	(3,556)	(3,178)	4,290
Cash used for Discontinued Operations — Operating Activities	(447)	(154)	(204)
Cash and Cash Equivalents at Beginning of Year	8,476	11,808	7,722

Cash and Cash Equivalents at End of Year	$4,473	$8,476	$11,808

Disclosure of Cash Payments (Refunds) for:
Interest — Continuing Operations	$764	$396	$404
Income taxes — Continuing Operations	651	(421)	840
Interest — Discontinued Operations	—	—	9
Income taxes — Discontinued Operations	—	—	185

See notes to financial statements.

ASTRONICS CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

								Accumulated
	Common Stock		Class B Stock					Other
	Shares	Par	Shares	Par	Treasury Stock		Paid-In	Comprehensive	Retained	Comprehensive
	Issued	Value	Issued	Value	Shares	Cost	Capital	Income (Loss)	Earnings	Income

(Dollars and shares in thousands)
Balance at December 31, 2002	6,441	$64	2,132	$21	703	$3,222	$3,790	$(545)	$42,831
Net Income for 2003									1,113	1,113
Minimum Pension Liability Adjustment (net of income taxes of $127)								207		207
Currency Translation Adjustments								573		573
Mark to Market Adjustments for Derivatives (net of income taxes of $44)								66		66

Total Comprehensive Income										$1,959

Common Stock Purchased and Retired	(98)	(1)					(606)
Treasury Stock Purchased					81	497
Exercise of Stock Options (including income tax benefit of $50)	38	1	13				85
Class B Stock converted to Common Stock	102	1	(102)	(1)
Spin-off of MOD-PAC CORP								64	(21,004)

Balance at December 31, 2003	6,483	$65	2,043	$20	784	$3,719	$3,269	$365	$22,940

Net Loss for 2004									(734)	$(734)
Currency Translation Adjustments								197		197
Mark to Market Adjustments for Derivatives (net of income taxes of $57)								94		94

Total Comprehensive Income										$(443)

Exercise of Stock Options (including income tax benefit of $30)	52		6				163
Class B Stock converted to Common Stock	99	1	(99)	(1)

Balance at December 31, 2004	6,634	$66	1,950	$19	784	$3,719	$3,432	$656	$22,206

Net Income for 2005									2,653	$2,653
Currency Translation Adjustments								83		83
Mark to Market Adjustments for Derivatives (net of income taxes of $33)								60		60

Total Comprehensive Income										$2,796

Exercise of Stock Options (including income tax benefit of $35)	84	1	17	1			376
Class B Stock converted to Common Stock	364	4	(364)	(4)

Balance at December 31, 2005	7,082	$71	1,603	$16	784	$3,719	$3,808	$799	$24,859

See notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND PRACTICES

Description of the Business

Astronics Corporation, through its subsidiaries Luminescent Systems, Inc., Luminescent Systems-Canada Inc. and Astronics Advanced Electronic Systems Corp. (AES) designs and manufactures lighting components and subsystems, electrical power generation, in-flight control and power distribution systems for aircraft. Astronics (AES) was acquired On February 3, 2005 (See Note 10). The Company serves the three primary markets for aircraft which are the military, commercial transport and the business jet markets.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, except for MOD-PAC CORP., which is presented with discontinued operations through its spin-off date of March 14, 2003. All intercompany transactions and balances have been eliminated.

Acquisitions are accounted for under the purchase method and, accordingly, the operating results for the acquired companies are included in the consolidated statements of earnings from the respective dates of acquisition.

Revenue and Expense Recognition

Revenue is recognized on the accrual basis, i.e., at the time of shipment of goods. There are no significant contracts allowing for right of return. The Company does evaluate and record an allowance for any potential returns based on experience and any known circumstances. For the years ended December 31, 2005, 2004 and 2003 no allowances were recorded for contracts allowing for right of return. A trade receivable is recorded at the value of the sale. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company records a valuation allowance to account for potentially uncollectible accounts receivable. The allowance is determined based on Management’s knowledge of the business and specific customers and review and analysis of accounts receivable agings. After collection efforts have been exhausted, uncollected balances are charged off to the allowance. At December 31, 2005, the Company’s allowance for doubtful accounts for accounts receivable was $0.4 million, or 3% of gross accounts receivable. At December 31, 2004, the Company’s allowance for doubtful accounts was $0.3 million, or 4% of gross accounts receivable. In addition, at December 31, 2005 and 2004, the Company fully reserved the balance of a non-current note receivable in the amount of $0.6 million

Cost of products sold includes the costs to manufacture products such as direct materials and labor and manufacturing overhead as well as all engineering and developmental costs. Selling, general and administrative expenses include costs primarily related to our sales and marketing departments and administrative departments. Shipping and handling costs are expensed as incurred and are included in costs of products sold.

The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. These costs are expensed when incurred and included in cost of sales. Research and development and related engineering amounted to $8.9 million in 2005, $5.8 million in 2004 and $3.6 million in 2003.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides pro forma earnings information as if the Company recorded compensation expense based on the fair value of stock options:

	2005	2004	2003

(In thousands, except per share data)
Income (Loss) from Continuing Operations, as reported	$2,653	$(734)	$782
Stock-based compensation included in net income (loss) as reported	—	—	—
Adjustment to record compensation expense for Stock Option awards under the Fair Value Method of Accounting	(302)	(273)	(446)

Pro Forma Income (Loss) from Continuing Operations	$2,351	$(1,007)	$336

Net Income (Loss), as reported	$2,653	$(734)	$1,113
Stock-based compensation included in net income (loss) as reported	—	—	—
Adjustment to record compensation expense for Stock Option Awards under the Fair Value Method of Accounting	(302)	(273)	(225)

Pro Forma Net Income (Loss)	$2,351	$(1,007)	$888

Pro Forma Basic Earnings (Loss) Per Share:
Continuing Operations	$.30	$(.13)	$.04
Net Income (Loss)	$.30	$(.13)	$.11
Pro Forma Diluted Earnings (Loss) Per Share:
Continuing Operations	$.30	$(.13)	$.04
Net Income (Loss)	$.30	$(.13)	$.11

Cash and Cash Equivalents

All highly liquid instruments with a maturity of three months or less at the time of purchase are considered cash equivalents.

Short-Term Investments

The Company’s short-term investments consist of marketable securities that are categorized as available for sale securities as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The investment portfolio at December 31, 2004 consisted of Government Agency securities totaling $1.0 million. There was no unrealized gain or loss at December 31, 2004. There was no realized gain or loss for the years ended December 31, 2005, 2004 and 2003.

Inventories

Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories at December 31 are as follows:

	2005	2004

(In thousands)
Finished Goods	$2,658	$644
Work in Progress	7,805	1,068
Raw Material	8,550	5,398

	$19,013	$7,110

The Company records valuation reserves to provide for slow moving or obsolete inventory or to reduce inventory to the lower of cost or market value. In determining the appropriate reserve, Management considers overall inventory levels in relation to forecasted demands. At December 31, 2005, the Company’s reserve for inventory valuation was $4.8 million, or 20% of gross inventory. This is an increase of $4.1 million from

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.7 million at December 31, 2004 which represented 9% of gross inventories. Approximately $4.0 million of the increase was added as result of the AES acquisition on February 3, 2005.

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

The cost of properties sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the accounts, and the resulting gain or loss, as well as maintenance and repair expenses, are reflected in income. Replacements and improvements are capitalized.

Depreciation expense was $1.9 million, $1.0 million and $1.1 million in 2005, 2004 and 2003, respectively.

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

The Company recognized no goodwill as a result of the acquisition of Astronics AES in February 2005. The changes in the carrying amount of goodwill are as follows:

	2005	2004

(In thousands)
Balance at January 1,	$2,615	$2,444
Foreign currency translations	71	171

Balance at December 31,	$2,686	$2,615

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings per Share

Earnings per share computations are based upon the following table:

	2005	2004	2003

(In thousands, except per share data)
Income (Loss) from continuing operations	$2,653	$(734)	$782
Income from discontinued operations	—	—	331

Net Income (Loss)	$2,653	$(734)	$1,113

Basic earnings weighted average shares	7,855	7,766	7,761
Net effect of dilutive stock options	183	—	54

Diluted earnings weighted average shares	8,038	7,766	7,815

Basic earnings (loss) per share continuing operations	$.34	$(.09)	$.10
Discontinued operations	—	—	.04

Net Income (loss)	$.34	$(.09)	$.14

Diluted earnings (loss) per share continuing operations	$.33	$(.09)	$.10
Discontinued operations	—	—	.04

Net Income (loss)	$.33	$(.09)	$.14

The effect of stock options has not been included for 2004 since this would be anti-dilutive as a result of the Company’s net loss.

Class B Stock

Class B Stock is identical to Common Stock, except Class B Stock has ten votes per share, is automatically converted to Common Stock on a one for one basis when sold or transferred, and cannot receive dividends unless an equal or greater amount is declared on Common Stock. At December 31, 2005, approximately 3.2 million shares of common stock were reserved for issuance upon conversion of the Class B stock, exercise of stock options and purchases under the Employee Stock Purchase Plan.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities and the reported amounts of revenues and expenses during the reporting periods in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, notes payable, long-term debt and an interest rate swap. The carrying value of the Company’s financial instruments approximate fair value. The Company does not hold or issue financial instruments for trading purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives

The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use and resulting designation. At December 31, 2005 and 2004, the Company’s use of derivative instruments is limited to a cash flow hedge of interest rate risk. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (“OCI”) and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portions of all derivatives are recognized immediately into earnings as other income or expense. Ineffectiveness was not material in 2005, 2004, and 2003. For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change. The Company classifies the cash flows from hedging transactions in the same category as the cash flows from the respective hedged items. The Company reclassified $0.1 million from accumulated other comprehensive income to interest expense and $0.2 million during each of the years 2004 and 2003. The Company entered into an interest rate swap in February 2006, on its New York Industrial Revenue Bond which effectively fixes the rate at 3.99% on this $4.3 million obligation through January 2016.

Comprehensive Income

Comprehensive income (loss) consists primarily of net earnings and the after-tax impact of currency translation adjustments, mark to market adjustment for derivatives and minimum pension liability adjustments. Income taxes related to derivatives and minimum pension liability adjustments within other comprehensive income are generally recorded based on an effective tax rate of approximately 36%. No income taxes are recorded for currency translation adjustments.

The accumulated balances of the components of other comprehensive income net of tax, at December 31, 2005 and 2004 are as follows: accumulated foreign currency translation $0.8 million and $0.7 million, respectively; and accumulated mark to market adjustment for derivatives $0.0 million and $(0.1) million, respectively.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation.  Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.  Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted as of the first quarter of 2006, which is when the Company will adopt it.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will impact on the results of operations, although it will have no impact on overall financial position. The impact of adoption of Statement 123(R) in 2006 is estimated to be approximately $0.4 million in additional expense after income taxes; however this will vary depending on levels of share-based payments granted in the future and variations in the factors impacting the expense calculation such as; stock price volatility, risk free interest rates, dividend yields and expected life. Had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net (loss) income and (loss) earnings per share previously in Note 1 under Stock-Based Compensation.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by this statement clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 2005. The Company believes the adoption of this standard will not have a material impact on its results of operations or financial position.

NOTE 2	LONG-TERM DEBT AND NOTE PAYABLE

Long-term debt consists of the following:

	2005	2004

(In thousands)
Note Payable at Canadian Prime payable $12 monthly through 2016 with interest (Canadian prime was 5.00% at December 31, 2005)	$1,538	$1,618
Industrial Revenue Bonds issued through the Erie County, New York
Industrial Development Agency payable $350 annually through 2019 with interest reset weekly (3.6% at December 31, 2005)	4,345	4,695
Industrial Revenue Bonds issued through the Business Finance
Authority of the State of New Hampshire payable $400 annually through 2018 with interest reset weekly (3.6% at December 31, 2005)	5,250	5,650
Other	85	99

	11,218	12,062
Less current maturities	914	908

	$10,304	$11,154

Principal maturities of long-term debt for each of the next five years are $0.9 million.

No interest costs were capitalized in 2005, 2004, and 2003.

The Company is in compliance with all its debt and credit facility covenants at December 31, 2005 and believes it will continue to be compliant in the future.

The Industrial Revenue Bonds are held by institutional investors and are guaranteed by a bank letter of credit, which is collateralized by certain property, plant and equipment assets, the carrying value of which approximates the principal balance on the bonds.

The Company has a standby unsecured bank letter of credit guaranteeing the note payable in Canada, the carrying value of which approximates the principal balance on the note.

To offset risks due to fluctuation in interest rates, the Company entered into an interest rate swap on the New York Industrial Revenue Bond through December 2005 which effectively fixed the interest rate at 4.09%. In February 2006, the Company entered into a new interest rate swap, on its New York Industrial Revenue Bond which effectively fixes the rate at 3.99% on this $4.3 million obligation through January 2016.

In February, 2005 the Company borrowed $7.0 million on its unsecured revolving credit facility for its acquisition of Astronics AES. On March 18, 2005 the Company received an amended agreement from HSBC Bank USA to increase the revolving credit facility to $15 million. At December 31, 2005 the Company had $7.0 million outstanding on its revolving credit facility; with interest at bank prime or LIBOR plus 175 basis points. At December 31, 2005, the Company had $8 million available on the facility. It may be converted into a four-year term loan at any time. The credit facility is renewed annually.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3	STOCK OPTION AND PURCHASE PLANS

A summary of the Company’s stock option activity, excluding MOD-PAC employees, and related information for the years ended December 31 follows:

	2005		2004		2003
		Weighted Average		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding at the Beginning of the Year	724,080	$5.83	538,931	$5.88	392,703	$6.79
Options Granted	165,100	8.10	254,100	5.30	98,700	6.60
Adjustments to Maintain Intrinsic Value as a result of MOD-PAC’s Spin-off	—	—	—	—	105,177	(1.43)
Options Exercised	(61,459)	2.96	(23,490)	1.07	(50,899)	1.30
Options Forfeited	(26,138)	6.76	(45,461)	5.88	(6,750)	8.79

Outstanding at the End of the Year	801,583	6.49	724,080	5.83	538,931	5.88

Exercisable at December 31	468,967	$6.28	483,135	$5.90	292,982	$4.85

In 2003, 433,754 options at a weighted average exercise price of $7.36 per share were adjusted to maintain their intrinsic value as a result of the MOD-PAC CORP. spin-off. The adjustment had the affect of increasing the number of options outstanding to 538,931 at a weighted average exercise price of $5.93 per share. The adjustment was determined by reference to the fair value of the Company’s common stock at the time of the Distribution; so as to equalize the intrinsic value of the stock options before and after the Distribution. Under SEC regulations, fair value for this purpose is defined as the last trade before and the first trade immediately following the Distribution.

The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of December 31, 2005:

		Outstanding
		Weighted Average		Exercisable
		Remaining Life	Weighted Average		Weighted Average
Exercise Price Range	Shares	in Years	Exercise Price	Shares	Exercise Price

$2.18-$4.60	77,987	1.2	$3.49	77,987	$3.49
$5.09-$7.65	554,639	7.5	$5.63	310,310	$5.61
$9.83-$13.49	168,957	6.7	$10.67	80,670	$11.48

	801,583	6.7	$6.49	468,967	$6.28

The Company established Incentive Stock Option Plans for the purpose of attracting and retaining executive officers and key employees, and to align management’s interest with those of the shareholders. Generally, the options must be exercised within ten years from the grant date and vest ratably over a five-year period. The exercise price for the options is equal to the fair market value at the date of grant. The Company had options outstanding for 610,834 shares under the plans. At December 31, 2005, 514,761 options were available for future grant under the plan established in 2001.

The Company established the Directors Stock Option Plans for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors, and to align their interest with those of the shareholders. The options must be exercised within ten years from the grant date. The exercise price for the option is equal to the fair market value at the date of grant. The Company had options outstanding for 190,749 shares under the plans at December 31, 2005. At December 31, 2005, 205,602 options were available for future grant under the plans established in 1997 and 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2005	2004	2003

Risk-free interest rate	4.40%	4.25%	5.5%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	0.33	0.30	0.35
Expected life	8.1 years	7.0 years	7.0 years

The weighted average fair value of options granted during 2005, 2004, and 2003 was $3.97, $2.30 and $3.16, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Astronics established the Employee Stock Purchase Plan to encourage employees to invest in Astronics. The plan provides employees that have been with the company for at least a year the opportunity to invest up to 20% of their cash compensation (up to an annual maximum of $20,000) in Astronics common stock at a price equal to 85% of the fair market value of the Astronics common stock, determined each October 1. Employees are allowed to enroll annually. Employees indicate the number of shares they wish to obtain through the program and their intention to pay for the shares through payroll deductions over the annual cycle of October 1 through September 30. Employees can withdraw anytime during the annual cycle, and all money withheld from the employees pay is returned with interest. If an employee remains enrolled in the program, enough money will have been withheld from the employees’ pay during the year to pay for all the shares that the employee opted for under the program. At December 31, 2005, employees had subscribed to purchase 75,380 shares at $8.16 per share on September 30, 2006.

NOTE 4	INCOME TAXES

Pretax losses from the Company’s foreign subsidiary amounted to $(0.5) million, $(0.2) million and $(1.0) million for 2005, 2004 and 2003 respectively. The balances of pretax earnings for each of those years were domestic.

The provision (benefit) for income taxes for continuing operations consists of the following:

	2005	2004	2003

(In thousands)
Current
US Federal	$1,817	$(56)	$81
Foreign	(109)	(399)	(28)
State	129	47	39
Deferred	307	(40)	175

	$2,144	$(448)	$267

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effective tax rates differ from the statutory federal income tax as follows:	2005	2004	2003

Statutory Federal Income Tax Rate	34.0%	(34.0)%	34.0%
Permanent Items, Net	(0.8)%	0.6%	1.4%
Foreign Taxes (benefits)	2.4%	(7.1)%	3.4%
State Income Tax, Net of Federal Income Tax Benefit	8.2%	0.1%	2.5%
Research and Development Credits	—	—	(13.0)%
Other	0.9%	2.5%	(2.8)%

	44.7%	(37.9)%	25.5%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows:

	2005	2004

(In thousands)
Deferred tax assets:
Deferred compensation	$2,009	$1,654
State investment tax credit carryforwards, net of federal benefit	325	325
Reserves and obligations related to discontinued operation	106	298
Asset reserves and other	483	505

Deferred tax assets	2,923	2,782
Valuation allowance for deferred tax assets related to state investment tax credit carryforwards, net of federal benefit	(297)	—

	2,626	2,782

Deferred tax liabilities:
Depreciation	1,434	1,634
Intangibles	568	—

Deferred tax liabilities	2,002	1,634

Net deferred tax asset	$624	$1,148

The net deferred tax assets and liabilities are presented in the consolidated balance sheet as follows at December 31, 2005 and 2004:

	2005	2004

(In thousands)
Deferred tax asset — current	$775	$660
Deferred tax asset — long-term	—	488

	775	1,148
Deferred tax liability — long-term	151	—

Net deferred tax asset	$624	$1,148

In the second quarter of 2005, the Company recorded a valuation allowance reducing the Company’s deferred tax asset relating to state investment tax credit carryforward to $0.0 million. As a result of this valuation allowance, the Company recorded a non-cash charge to income tax expense of $0.3 million net of the federal tax benefit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5	PROFIT SHARING/401(K) PLAN

The Company has a qualified Profit Sharing/401(k) Plan for the benefit of its eligible full-time employees. The Profit Sharing/401(k) Plan provides for annual contributions based on percentages of pretax income. In addition, employees may contribute a portion of their salary to the 401(k) plan which is partially matched by the Company. The plan may be amended or terminated at any time. Total charges to income from continuing operations for the plan were $1.0 million, $0.5 million and $0.5 million in 2005, 2004 and 2003, respectively.

NOTE 6	SUPPLEMENTAL RETIREMENT PLAN AND RELATED POST RETIREMENT BENEFITS

The Company has a nonqualified supplemental retirement defined benefit plan (the “Plan”) for certain current and retired executives. The Plan provides for benefits based upon average annual compensation and years of service, less offsets for Social Security and Profit Sharing benefits. It is the Company’s intent to fund the benefits as they become payable. The following table sets forth the benefit obligation and amounts recognized in the balance sheet as of December 31, 2005 and 2004 along with the net periodic cost for the years ended 2005, 2004 and 2003. The measurement date for determining the Plan obligation and cost is December 31.

	2005	2004

(In thousands)
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$5,508	$5,396
Service Cost	25	23
Interest Cost	307	313
Actuarial Loss (Gain)	301	(113)
Benefits Paid	(347)	(111)

Benefit Obligation at Year-End	$5,794	$5,508

Benefit Obligation at Year-End
Unfunded Benefit Obligation	$5,794	$5,508
Unrecognized Prior Service Costs	(1,116)	(1,225)
Unrecognized Actuarial Losses	(685)	(383)

Net Amount Recognized	$3,993	$3,900

Amounts Recognized in Balance Sheet
Accrued Expenses — Current	$347	$361
Supplemental Retirement Plan	4,403	4,490
Intangible Asset	(757)	(951)

Net Amount Recognized	$3,993	$3,900

The assumptions used to calculate the benefit obligation as of December 31, 2005 and 2004 are as follows:

	2005	2004

Discount Rate	5.50%	5.75%
Future Average Compensation Increases	5.00%	5.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the components of the net periodic cost for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

(In thousands)
Net Periodic Cost
Service Cost — Benefits Earned During Period	$25	$23	$28
Interest Cost	307	313	351
Amortization of Prior Service Cost	109	109	109
Amortization of Net Actuarial Losses	—	—	32

Net Periodic Cost	$441	$445	$520

The assumptions used to determine the net periodic cost are as follows:

	2005	2004	2003

Discount Rate	5.75%	6.00%	6.50%
Future Average Compensation Increases	5.00%	5.00%	5.00%

The benefit obligation represents the actuarial present value of benefits attributed to employee service rendered; assuming future compensation levels are used to measure the obligation. FASB Statement No. 87, “Employers’ Accounting for Pensions,” requires the Company to recognize a minimum pension liability equal to the actuarial present value of the accumulated benefit obligations. An intangible asset is required and has been recorded to the extent that the excess of the accumulated benefit obligation over the pension cost recognized relates to prior service costs. The accumulated benefit obligation was $4.8 million and $4.9 million at December 31, 2005 and 2004, respectively. The Company expects the benefits to be paid in each of the next five years to be $0.3 million and in the aggregate for the next five years after that $1.7 million. This also is the expected Company contribution to the plan, since the plan is unfunded.

Participants in the nonqualified supplemental retirement plan are entitled to paid medical, dental and long term care insurance benefits upon retirement under the plan. The measurement date for determining the plan obligation and cost is December 31. The following table sets forth the benefit obligation and amounts recognized in the balance sheet as of December 31, 2005 and 2004:

	2005	2004

(In thousands)
Change in Accumulated Post Retirement Benefit Obligation (APBO):
APBO Beginning of Year	$723	$306
Service Cost	5	3
Interest Cost	40	18
Actuarial Loss	127	410
Benefits Paid	(39)	(14)

APBO at End of Year	856	723

Amount Recognized in Balance Sheet:
APBO	856	723
Unrecognized Prior Service Costs	(469)	(209)
Unrecognized Actuarial Loss	(253)	(424)

Accrued Post Retirement Liability	$134	$90

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the components of the net periodic cost for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

(In thousands)
Net Periodic Cost:
Service Cost	$5	$3	$3
Interest	40	18	21
Prior Service Cost	37	18	19

Net Periodic Cost	$82	$39	$43

The assumed discount rate used to calculate the post retirement benefit obligations was 5.50% at December 31, 2005 and 5.75% at December 31, 2004. The assumed discount rate used to calculate the net periodic cost was 5.75% for 2005, 6.0% for 2004, and 6.5% for 2003. For measurement purposes, a 12% annual increase in the cost of health care benefits was assumed for 2005 and 2004 respectively, gradually decreasing to 5.0% in 2012 and years thereafter. A one percentage point increase in this rate would increase the post retirement benefit obligation by approximately $0.1 million, and a one percentage point decrease in this rate would decrease the post retirement benefit obligation by approximately $0.1 million. The Company expects the benefits to be paid in each of the next five years to be $0.04 million and in the aggregate for the next five years after that $0.25 million. This also is the expected Company contribution to the plan, since the plan is unfunded.

NOTE 7	SELECTED QUARTERLY FINANCIAL INFORMATION

The following table summarizes selected quarterly financial information for 2005 and 2004:

	Quarter Ended
	Dec 31,	Oct. 1	July 2,	April 2,	Dec 31,	Oct. 2	July 3,	April 3,
	2005	2005	2005	2005	2004	2004	2004	2004

(Unaudited)
(In thousands, except for per share data)
Sales	$20,436	$20,421	$18,839	$15,656	$8,338	$8,449	$8,940	$8,969
Gross Profit (sales less cost of products sold)	4,238	4,474	3,495	3,293	492	980	1,449	1,688
Income (Loss) before Tax	1,733	1,382	722	960	(1,201)	(444)	99	364
Net Income (Loss)	1,057	790	197	609	(658)	(359)	57	226
Basic Earnings (Loss) per Share	.14	.10	.02	.08	(.08)	(.05)	.01	.03
Diluted Earnings (Loss) per Share	.13	.10	.02	.08	(.08)	(.05)	.01	.03

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8	SALES BY GEOGRAPHIC REGION, MAJOR CUSTOMERS AND CANADIAN OPERATIONS

The following table summarizes the Company’s sales by geographic region:

	2005	2004	2003

(In thousands)
North America	$51,577	$28,351	$26,955
Asia	11,090	762	884
Europe	10,857	4,558	4,187
South America	863	814	978
Other	965	211	178

	$75,352	$34,696	$33,182

Sales recorded by the Company’s Canadian operations were $7.6 million in 2005, $6.9 million in 2004 and $6.4 million in 2003. Net loss from these operations was $(0.4) million in 2005, $(0.5) million in 2004 and $(0.2) million in 2003. Net Assets held outside of the United States total $0.6 million at December 31, 2005 and $1.0 million at December 31, 2004. The exchange gain (loss) included in determining net income for the years ended December 31, 2005, 2004 and 2003 was $0.1 million, $(0.2) million and $(0.3) million respectively. Cumulative translation adjustments amounted to $0.8 million, $0.7 million and $0.5 million at December 31, 2005, 2004 and 2003 respectively.

The Company does not have a significant concentration of business with any sole customer with the exception of the U.S. Government which accounted for 10.7% of sales in 2005, 18.5% of sales in 2004 and 26% of sales in 2003. Accounts receivable from the U.S. Government at December 31, 2005 and 2004 were $1.3 million and $0.8 million, respectively.

NOTE 9	COMMITMENTS AND CONTINGENCIES

The Company leases certain office and manufacturing facilities as well as equipment under various lease contracts with terms that meet the accounting definition of operating leases. These arrangements may include fair market renewal or purchase options. Rental expense for the years ended December 31, 2005, 2004 and 2003 was $2.1 million, $0.2 million and $0.2 million, respectively. The following table represents future minimum lease payment commitments as of December 31, 2005:

	2006	2007	2008	2009	2010

(In thousands)
Minimum Lease Payments	$2,272	$2,818	$3	$—	$—

From time to time the Company may enter into purchase agreements with suppliers under which there is a commitment to buy a minimum amount of product. Purchase commitments outstanding at December 31, 2005 were $14.6 million. These commitments are not reflected as liabilities in the Company’s Balance Sheet.

NOTE 10	ACQUISITION AND PROFORMA INFORMATION

On February 3, 2005, the Company acquired substantially all of the assets of the General Dynamics — Airborne Electronic Systems (AES) business unit from a subsidiary of General Dynamics. Astronics AES produces a wide range of products related to electrical power generation, in-flight control, and distribution on military, commercial, and business aircraft. The acquisition compliments the Company’s advanced lighting and electronic systems for the global aerospace industry. On the acquisition date, the Company paid $13.0 million in cash and incurred approximately $0.4 million in acquisition costs. The Company borrowed $7.0 million on its credit facility and used $6.4 million of cash on hand to finance the purchase and acquisition costs.

For the year ended December 31, 2004 AES had a net loss of approximately $5.0 million on sales of $26.0 million. The loss was primarily a result of costs relating to a development program that included significant termination fees

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the fourth quarter of 2005, the Company reversed a $3.2 million contingent payment liability recorded in the second quarter. Statement of Financial Accounting Standards 141(SFAS 141) — Business Combinations, requires that when a business combination involves contingent consideration that might result in recognition of additional cost of the acquired entity when the consideration is resolved, an amount equal to the lesser of the maximum contingent consideration or the excess of fair value over the cost of the acquired entity is recognized as if it were a liability. When the contingency is resolved and the consideration is issued any excess of consideration over the amount that was recognized as a liability is recognized as additional cost of the acquired entity. If the amount initially recognized as if it was a liability exceeds the consideration issued, that excess is allocated as a pro rata reduction of the amounts assigned to property, plant and equipment and intangible assets acquired. At December 31, 2005, no contingent consideration exists and the excess fair value was allocated as a pro rata reduction to amounts assigned to property, plant and equipment and intangible assets acquired. This affected the preliminary allocation of the purchase price for assets that are depreciated and amortized thus having an impact on depreciation and amortization expense related to those assets. The adjustment to depreciation and amortization expense for those adjustments has been recorded in the fourth quarter and amounted to $0.2 million after income taxes.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition.

(In thousands)
Current assets	$13,434
Property, plant and equipment	4,593
Intangible assets	2,972
Other assets	120

Total assets acquired	21,119
Total liabilities assumed	7,753

Net assets acquired	$13,366

After consideration of all types of intangibles that are typically associated with an acquired business, including those referenced in SFAS No. 141, a portion of the purchase price was ascribed only to those applicable identifiable intangible assets that had value. Identifiable intangible assets are comprised of patents, trade names, completed and unpatented technology, certain government contracts and backlog orders, all of which have been valued based upon future economic benefits such as discounted earnings and cash flows. Amortization expense amounted to $0.3 million in 2005 for these identifiable intangible assets.

The following table summarizes the estimated fair values of identifiable intangibles as of the acquisition date, which represents 22.2% of the purchase price:

			Accumulated
	Weighted		Amortization
	Average Life	Fair Value	Dec 31, 2005

(In thousands)
Patents	12 Years	$1,271	$91
Trade Names	N/A	553	—
Completed and unpatented technology	10 Years	487	45
Government contracts	6 Years	347	53
Backlog	4 Years	314	140

Total Intangible assets		$2,972	$329

Amortization expense for each of the next five years will amount to $0.3 million for the year ended December 31, 2006 and $0.2 million for each of the years ended December 31, 2007, 2008, 2009 and 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summary, prepared on a pro forma basis, combines the consolidated results of operations of the Company with those of the acquired business as if the acquisition took place at the beginning of 2004. The pro forma consolidated results include the impact of adjustments, including depreciation, amortization of intangibles, increased interest expense on acquisition debt and related income tax effects.

	2005	2005	2004	2004
	As Reported	Pro Forma	As Reported	Pro Forma

(In thousands, except for per share data)
(Unaudited)
Sales	$75,352	$77,051	$34,696	$60,258
Net income (loss)	2,653	2,464	(734)	(5,902)
Basic earnings (loss) per share	0.34	0.31	(0.09)	(0.76)
Diluted earnings (loss) per share	0.33	0.31	(0.09)	(0.76)

The pro forma results are not necessarily indicative of what would have actually occurred if the acquisition had taken place on January 1, 2004. In addition, they are not intended to be a projection of future results.

NOTE 11	RELATED-PARTY TRANSACTIONS

From January 1, 2003 through March 14, 2003, the spin-off date, MOD-PAC CORP., an Astronics subsidiary, performed printing and order fulfillment services for VistaPrint Corporation, resulting in sales of $2.2 million. Robert S. Keane, who is a shareholder in and the chief executive officer of VistaPrint Corporation, is the son of Kevin T. Keane, Chairman of the Board of Directors of the Company. In addition, Kevin T. Keane is a shareholder in VistaPrint Corporation holding less than 5% of its capital stock.

NOTE 12	DISCONTINUED OPERATIONS

On September 26, 2002, Astronics announced the spin-off of its wholly owned subsidiary MOD-PAC CORP., which operated the Printing and Packaging segment. The spin-off was completed on March 14, 2003, at such time the net assets and equity of MOD-PAC CORP. was removed from the balance sheet of the Company resulting in a reduction of the Company’s equity, primarily retained earnings and related net assets of approximately $21 million. The spin-off was accomplished through Astronics payment of a dividend to its shareholders in the form of the outstanding shares of MOD-PAC CORP. stock (the Distribution). The net assets and equity of MOD-PAC CORP. were reduced by a $7.0 million dividend to the Company. No gain or loss was recorded in connection with the spin-off of MOD-PAC CORP.

In December 2002, Astronics announced the discontinuance of the Electroluminescent Lamp Business Group, whose primary business has involved sales of microencapsulated EL lamps to customers in the consumer electronics industry. As a result of the discontinuance of the Electroluminescent Lamp Business Group, Astronics recorded estimated losses on disposition and other exit-related costs as losses on discontinued operations in the quarter ending December 31, 2002, of $.7 million after applicable income tax benefit. This charge consisted mostly of severance, inventory and equipment-related expenses. All liabilities relating to this discontinued operation have been settled by December 31, 2005. These liabilities consisted of minimum lease payments under operating leases.

Operating results of discontinued operations are summarized:

	2005	2004	2003

(In thousands)
Sales	$—	$—	$8,222

Income Before Taxes	—	—	522

Income Tax Expense	—	—	191

Income from Discontinued Operations	$—	$—	$331

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company and MOD-PAC CORP. entered into a Tax Sharing Agreement, which governs the Company’s and MOD-PAC’s respective rights, responsibilities and obligations after the Distribution with respect to taxes for the periods ending on or before Distribution. Generally, pre-Distribution taxes that are clearly attributable to the business of one party will be borne solely by that party, and other pre-Distribution taxes will be shared by the parties based upon a formula set forth in the Tax Sharing Agreement. In addition, under the Tax Sharing Agreement, liability for taxes that are incurred as a result of the restructuring activities undertaken to implement the Distribution will be borne 60% by Astronics and 40% by MOD-PAC CORP. If the Distribution fails to qualify as a tax-free distribution under Section 355 of the Internal Revenue Code because of an acquisition of our stock or assets, or some other action of ours, then the Company will be solely liable for any resulting corporate taxes.

The Company and MOD-PAC CORP. entered into an Interim Services Agreement, whereby Astronics provided MOD-PAC, on an interim transitional basis, payroll processing, general ledger preparation, financial reporting, training, shareholder relations, risk management and benefits administration services. The agreed upon charges for such services were generally intended to allow Astronics to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, without profit and were allocated between MOD-PAC and Astronics, on a fifty-fifty basis. Amounts received from MOD-PAC for such services in 2005, 2004 and 2003 were $0.0 million, $0.3 million and $0.5 million, respectively, and were accounted for as a reduction in selling, general and administrative expenses.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of Company Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b) Changes in Internal Control over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS, OF THE REGISTRANT

The information regarding directors is contained under the captions “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement dated March 27, 2006 and is incorporated herein by reference.

The executive officers of the Company, their ages, their positions and offices with the Company, and the date each assumed their office with the Company, are as follows:

Name and Age		Year First
of Executive Officer	Positions and Offices with Astronics	Elected Officer

Peter J. Gundermann Age 43	President, Chief Executive Officer and Director of the Company	2001

David C. Burney Age 43	Vice President-Finance, Treasurer, Secretary and Chief Financial Officer of the Company	2003

The principal occupation and employment for all executives listed above for the past five years has been with the Company.

The Company has adopted a Code of Business Conduct and Ethics that applies to the Chief Executive Officer, Chief Financial Officer as well as other directors, officers and employees of the Company. This Code of Business Conduct and Ethics is available upon request without charge by contacting Astronics Corporation, Investor Relations at (716) 805-1599. The Code of Business Conduct and Ethics is also available on the Investor Relations section of the Company’s website at www.astronics.com

ITEM 11.	EXECUTIVE COMPENSATION

The information contained under the caption “Executive Compensation” and “Summary Compensation Table” in the Company’s definitive Proxy Statement to be filed within 120 days of the end of our fiscal year is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement to be filed within 120 days of the end of our fiscal year is incorporated herein by reference to the 2006 Proxy.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement to be filed within 120 days of the end of our fiscal year is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the caption “Audit and Non-Audit Fees” in the Company’s definitive Proxy Statement to be filed within 120 days of the end of our fiscal year is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The documents filed as a part of this report are as follows:

1. The following financial statements are included:

(i)	Consolidated Statement of Operations For the years ended December 31, 2005, December 31, 2004 and December 31, 2003
(ii)	Consolidated Balance Sheet as of December 31, 2005 and December 31, 2004
(iii)	Consolidated Statement of Cash Flows For the years ended December 31, 2005, December 31, 2004 and December 31, 2003
(iv)	Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2005, December 31, 2004 and December 31, 2003
(v)	Notes to Consolidated Financial Statements
(vi)	Report of Ernst & Young LLP, Independent Registered Public Accounting Firm.

2. Financial Statement Schedules

 Schedule II. Valuation and Qualifying Accounts

All other consolidated financial statement schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

3. Exhibits

Exhibit No.		Description

2.1		Separation and Distribution Agreement Dated December 7, 2002 by and between MOD-PAC CORP. and the Registrant; Incorporated by reference to exhibit 2.1 of MOD-PAC CORP.’s Form 10/A registration statement dated January 28, 2003
3	(a)	Restated Certificate of Incorporation, as amended; incorporated by reference to exhibit 3(a) of the Registrant’s December 31, 1988 Annual Report on Form 10-K.
	(b)	By-Laws, as amended; incorporated by reference to exhibit 3(b) of the Registrant’s December 31, 1996 Annual Report on Form 10-K.
4	.1(a)	Unsecured $8,000,000 Credit Agreement with HSBC Bank USA, dated February 20, 2003; incorporated by reference to Exhibit 4.1 to the registrant’s December 31, 2002 Annual Report on Form 10-K.
	(b)	Amendment numbers 1 and 3 dated March 18, 2005 filed herewith.
	(c)	Amendment numbers 2 and 4 dated March 31, 2005 filed herewith.
	(d)	Line of credit note dated March 31, 2005 filed herewith.
	(e)	Amendment number 5 dated December 22, 2005 filed herewith.

Exhibit No.		Description

10	.1*	Restated Thrift and Profit Sharing Retirement Plan; incorporated by reference to exhibit 10.1 of the Registrant’s December 31, 1994 Annual Report on Form 10-KSB.
10	.2*	Incentive Stock Option Plan; incorporated by reference to the Registrant’s definitive proxy statement dated March 26, 1982.
10	.3*	Director Stock Option Plan; incorporated by reference to the Registrant’s definitive proxy statement dated March 16, 1984.
10	.4*	1992 Incentive Stock Option Plan; incorporated by reference to the Registrant’s definitive proxy statement dated March 30, 1992.
10	.5*	1993 Director Stock Option Plan; incorporated by reference to the Registrant’s definitive proxy statement dated March 19, 1993.
10	.6*	1997 Director Stock Option Plan; incorporated by reference to the Registrant’s definitive proxy statement dated March 14, 1997.
10	.7*	2001 Stock Option Plan; incorporated by reference to the Registrant’s definitive proxy statement dated March 19, 2001.
10	.8*	Non-Qualified Supplemental Retirement Plan; incorporated by reference from the Registrant’s 1999 Annual Report on Form 10-K.
10.9		Interim Services Agreement Dated December 7, 2002 by and between MOD-PAC CORP. and the Registrant; Incorporated by reference to exhibit 10.2 of MOD-PAC CORP.’s Form 10/A registration statement dated January 28, 2003
10.10		Tax Sharing Agreement Dated December 7, 2002 by and between MOD-PAC CORP. and the Registrant; Incorporated by reference to exhibit 10.1 of MOD-PAC CORP.’s Form 10/A registration statement dated January 28, 2003
10.11		Employee Benefits Agreement Dated December 7, 2002 by and between MOD-PAC CORP. and the Registrant; Incorporated by reference to exhibit 10.3 of MOD-PAC CORP.’s Form 10/A registration statement dated January 28, 2003
10	.12*	Employment Termination Benefits Agreement Dated December 16, 2003 between Astronics Corporation and Peter J. Gundermann, President and Chief Executive Officer of Astronics Corporation ; incorporated by reference from the Registrant’s 2003 Annual Report on Form 10-K.
10	.13*	Employment Termination Benefits Agreement Dated December 16, 2003 between Astronics Corporation and David C. Burney, Vice President and Chief Financial Officer of Astronics Corporation ; incorporated by reference from the Registrant’s 2003 Annual Report on Form 10-K.
10.14		Asset Purchase Agreement Dated February 3, 2005 between General Dynamics OTS (Aerospace), Inc. and Astronics Acquisition Corp. incorporated by reference to Exhibit 10.14 to the Registrant’s 2004 Annual Report on Form 10-K.
10	.15*	2005 Director Stock Option Plan incorporated by reference to Exhibit 10.15 to the Registrant’s 2004 Annual Report on Form 10-K..
21		Subsidiaries of the Registrant; filed herewith.
23		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm; filed herewith.
31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002; filed herewith
31.2		Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002; filed herewith
32		Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; furnished herewith

*	identifies a management contract or compensatory plan or arrangement as required by Item 15(a)(3) of Form 10-K.

SCHEDULE II

Valuation and Qualifying Accounts

			Balance at the		Charged to Costs		Balance at
			Beginning of		and (Write-offs)/		End of
Year		Description	Period	Acquisitions	Expense	Recoveries	Period

(In thousands	)
2005		Allowance for Doubtful Accounts	$259	$100	$124	$(118)	$365
		Reserve for Inventory Valuation	684	3,972	140	(25)	4,771
		Allowance for Notes Receivable	590	—	—	—	590
		Deferred Tax Valuation Allowance	—	—	297	—	297
		Program Loss Reserves	—	3,739	—	(2,909)	830
2004		Allowance for Doubtful Accounts	333	—	(60)	(14)	259
		Reserve for Inventory Valuation	534	—	229	(79)	684
		Allowance for Notes Receivable	133	—	457	—	590
		Deferred Tax Valuation Allowance	—	—	—	—	—
		Program Loss Reserves	—	—	—	—	—
2003		Allowance for Doubtful Accounts	397	—	(78)	14	333
		Reserve for Inventory Valuation	382	—	256	(104)	534
		Allowance for Notes Receivable	133	—	—	—	133
		Deferred Tax Valuation Allowance	—	—	—	—	—
		Program Loss Reserves	—	—	—	—	—

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on March 27, 2006.

Astronics Corporation
By /s/ Peter J. Gundermann Peter J. GundermannPresident and Chief Executive Officer (Principal Executive Officer)	By /s/ David C. Burney David C. Burney,Vice President-Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond W. Boushie Raymond W. Boushie	Director	March 27, 2006

/s/ Robert T. Brady Robert T. Brady	Director	March 27, 2006

/s/ John B. Drenning John B. Drenning	Director	March 27, 2006

/s/ Peter J. Gundermann Peter J. Gundermann	Director	March 27, 2006

/s/ Kevin T. Keane Kevin T. Keane	Director	March 27, 2006

/s/ Robert J. McKenna Robert J. McKenna	Director	March 27, 2006