Form 10-Q
period 2006-04-01
ASTRONICS CORP
filed 2006-05-15
CIK 8063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 1, 2006
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 0-7087
ASTRONICS CORPORATION
(Exact name of registrant as specified in its charter)

New York	16-0959303
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

130 Commerce Way East Aurora, New York (Address of principal executive offices)	14052 (Zip code)
(716) 805-1599
(Registrant’s telephone number, including area code)
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
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
     As of April 1, 2006 7,920,291 shares of common stock were outstanding consisting of 6,433,178 shares of common stock ($.01 par value) and 1,487,113 shares of Class B common stock ($.01 par value).

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
ASTRONICS CORPORATION
Consolidated Balance Sheet
April 1, 2006
With Comparative Figures for December 31, 2005
(dollars in thousands)

	April 1,	December 31,
	2006	2005
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$6	$4,473
Accounts Receivable, net of allowance for doubtful accounts of $338 in 2006 and $365 in 2005	15,949	12,635
Inventories	21,369	19,013
Prepaid Expenses	892	626
Deferred Taxes	886	775

Total Current Assets	39,102	37,522

Property, Plant and Equipment, at cost	32,300	31,665
Less Accumulated Depreciation and Amortization	11,696	11,204

Net Property, Plant and Equipment	20,604	20,461

Intangible Assets, net of accumulated amortization of $406 in 2006 and $329 in 2005	3,323	3,400
Goodwill	2,668	2,686
Other Assets	1,746	1,788

Total Assets	$67,443	$65,857

See notes to financial statements.

ASTRONICS CORPORATION
Consolidated Balance Sheet
April 1, 2006
With Comparative Figures for December 31, 2005
(dollars in thousands)

	April 1,	December 31,
	2006	2005
	(Unaudited)
Current Liabilities:
Current Maturities of Long-term Debt	$913	$914
Note Payable	6,000	7,000
Accounts Payable	8,035	5,421
Accrued Payroll and Employee Benefits	2,747	3,861
Customer Advance Payments	4,118	4,404
Other Accrued Expenses	814	1,156
Income Taxes Payable	726	171
Contract Loss Reserve	568	830

Total Current Liabilities	23,921	23,757
Long-term Debt	10,239	10,304
Supplemental Retirement Plan and Other Benefits	4,537	4,494
Other Liabilities	1,320	1,317
Deferred Income Taxes	182	151

Shareholders’ Equity:
Common Stock, $.01 par value Authorized 20,000,000 shares, issued 7,111,616 in 2006, 7,082,100 in 2005	71	71
Class B Stock, $.01 par value Authorized 5,000,000 shares, issued 1,592,295 in 2006, 1,603,323 in 2005	16	16
Additional Paid-in Capital	4,042	3,808
Accumulated Other Comprehensive Income	765	799
Retained Earnings	26,069	24,859

	30,963	29,553
Less Treasury Stock: 784,250 shares in 2006 and 2005	3,719	3,719

Total Shareholders’ Equity	27,244	25,834

Total Liabilities and Shareholders’ Equity	$67,443	$65,857

See notes to financial statements.

ASTRONICS CORPORATION
Consolidated Statement of Income and Retained Earnings
Three Months Ended April 1, 2006
With Comparative Figures for 2005
(Unaudited)
(dollars in thousands except per share data)

	April 1,	April 2,
	2006	2005
Sales	$24,926	$15,656

Costs and Expenses:
Cost of products sold	19,677	12,363
Selling, general and administrative expenses	3,019	2,207
Interest expense, net of interest income of $4 in 2006 and $13 in 2005	199	126
Other (income) expense	(12)	—

Total costs and expenses	22,883	14,696

Income Before Income Taxes	2,043	960
Provision for Income Taxes	833	351

Net Income	$1,210	$609

Retained Earnings:
Beginning of period	24,859	22,206

End of period	$26,069	$22,815

Earnings per share:
Basic	$0.15	$0.08

Diluted	$0.15	$0.08

See notes to financial statements

ASTRONICS CORPORATION
Consolidated Statement of Cash Flows
Three Months Ended April 1, 2006
With Comparative Figures for 2005
(Unaudited)
(dollars in thousands)

	April 1,	April 2,
	2006	2005
Cash Flows from Operating Activities:
Net income	$1,210	$609
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and Amortization	623	616
Provision for Doubtful Accounts	(33)	—
Stock Compensation Expense	142	—
Deferred Tax Provision	(70)	—
Other	(18)	(11)
Cash flows from changes in operating assets and liabilities, excluding effects of acquisition:
Accounts Receivable	(3,297)	(1,380)
Inventories	(2,370)	(1,162)
Prepaid Expenses	(283)	(120)
Accounts Payable	2,619	1,646
Accrued Expenses	(1,435)	(280)
Customer Advanced Payments	(286)	—
Contract Loss Reserves	(262)	—
Income Taxes	621	532
Supplemental Retirement and Other Liabilities	34	—

Cash (used in) provided by Operating Activities	(2,805)	450

Cash Flows from Investing Activities:
Business Acquisition	—	(13,290)
Proceeds from sale of short-term investments	—	1,000
Capital Expenditures	(645)	(551)
Other	—	(51)

Cash used in Investing Activities	(645)	(12,892)

Cash Flows from Financing Activities:
Principal Payments on Long-term Debt and Capital Lease Obligations	(53)	(40)
Proceeds from Note Payable	—	7,000
Payment on Note Payable	(1,000)	—
Proceeds from Issuance of Stock	26	34

Cash (used in) provided by Financing Activities	(1,027)	6,994

Effect of Exchange Rates on Cash	10	24

Cash used in Continuing Operations	(4,467)	(5,424)
Cash used in Discontinued Operations – operating activities	—	(137)

Net decrease in Cash and Cash Equivalents	(4,467)	(5,561)
Cash at Beginning of Period	4,473	8,476

Cash at End of Period	$6	$2,915

See notes to financial statements

ASTRONICS CORPORATION
Notes to Consolidated Financial Statements
April 1, 2006
(Unaudited)
1) Basis of Presentation
     The accompanying unaudited statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the three-month period ended April 1, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
     The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
     For further information, refer to the financial statements and footnotes thereto included in Astronics Corporation’s (the “Company”) 2005 annual report to shareholders.
2) Stock Based Compensation
     The Company has stock option plans that authorize the issuance of options for shares of Common Stock to directors, officers and key employees. Stock option grants are designed to reward long-term contributions to the Company and provide incentives for recipients to remain with the Company. The exercise price, determined by a committee of the Board of Directors, may not be less than the fair market value of the Common Stock on the grant date. Options become exercisable over periods not exceeding ten years.
     During the first quarter of 2006, the Company adopted SFAS 123(R), “Share-Based Payment,” applying the modified prospective method. This Statement requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of earnings based on the grant date fair value of the award. Under the modified prospective method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The Company uses a straight-line method of attributing the value of stock-based compensation expense, subject to minimum levels of expense, based on vesting. Stock compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Vesting requirements vary for directors, officers and key employees. In general, options granted to outside directors vest six months from the date of grant and options granted to officers and key employees straight line vest over a five-year period from the date of grant.
     The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of the options was $6.05 for options granted during the three months ended April 1, 2006 and was $3.32 for options granted during the three months ended April 2, 2005. The following table provides the range of assumptions used to value stock options granted during the three months ended April 1, 2006 and April 2, 2005.

	Three Months Ended
	April 1, 2006	April 2, 2005
Expected volatility	0.34	0.33
Risk-free rate	4.70%	5.34%
Expected dividends	0.00%	0.00%
Expected term (in years)	7 Years	7 – 10 Years

     To determine expected volatility, the Company uses historical volatility based on weekly closing prices of its Common Stock and considers currently available information to determine if future volatility is expected to differ over the expected terms of the options granted. The risk-free rate is based on the United States Treasury yield curve at the time of grant for the appropriate term of the options granted. Expected dividends are based on the Company’s history and expectation of dividend payouts. The expected term of stock options is based on vesting schedules, expected exercise patterns and contractual terms.
     The table below reflects net earnings and net earnings per share for the three months ended April 1, 2006 compared with the pro forma information for the three months ended April 2, 2005 as follows:

	Three Months Ended
	April 1,		April 2,
	2006		2005
(in thousands, except per share data)
Net earnings, as reported for the prior period (1)	$	N/A	$609
Stock compensation expense		142	70
Tax benefit		(16)	(11)

Stock compensation expense, net of tax (2)		126	59

Net earnings, including the effect of stock compensation expense (3)		$1,210	$550

Net earnings per share:
Basic, as reported for the prior period (1)	$	N/A	$0.08
Basic, including the effect of stock compensation expense (3)		$0.15	$0.07
Diluted, as reported for the prior period (1)	$	N/A	$0.08
Diluted, including the effect of stock compensation expense (3)		$0.15	$0.07

(1)	Net earnings and earnings per share prior to 2006 did not include stock compensation expense for stock options.

(2)	Stock compensation expense prior to 2006 is calculated based on the pro forma application of SFAS No. 123.

(3)	Net earnings and earnings per share prior to 2006 represents pro forma information based on SFAS 123.
     A summary of the Company’s stock option activity and related information for the three months ended April 1, 2006 is as follows:

	2006
		Weighted Average
	Options	Exercise Price
(in thousands, except for per share data)
Outstanding at December 31, 2005	801,583	$6.49
Options Granted	25,000	13.41
Options Exercised	(22,792)	2.95

Outstanding at April 1, 2006	803,791	6.80

Exercisable at April 1, 2006	492,164	$6.41

     The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of April 1, 2006:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining Life	Average		Average
Exercise Price Range	Shares	in Years	Exercise Price	Shares	Exercise Price
$2.59-$4.60	59,195	1.3	$3.90	59,195	$3.90
$5.09- $7.65	550,639	7.3	$5.62	348,995	$5.63
$9.83 - $13.49	193,957	6.8	$11.03	83,974	$11.44

	803,791	6.7	$6.80	492,164	$6.41

3) Acquisition
     On February 3, 2005, the Company acquired substantially all of the assets of the General Dynamics - Airborne Electronic Systems (AES) business unit from a subsidiary of General Dynamics. Astronics AES produces a wide range of products related to electrical power generation, in-flight control, and distribution on military, commercial, and business aircraft. On the acquisition date, the Company paid $13.0 million in cash and incurred approximately $0.4 million in acquisition costs. The Company borrowed $7.0 million on its credit facility and used $6.4 million of cash on hand to finance the purchase and acquisition costs. Results of operations include the results of Astronics AES since February 3, 2005, the date of the acquisition.
     The following table summarizes the gross carrying amount and accumulated amortization for major categories of acquired intangible assets:

		Gross		Gross
		Carrying		Carrying
		Amount	Accumulated	Amount	Accumulated
	Weighted	Apr. 1,	Amortization	Dec. 31,	Amortization
	Average Life	2006	Apr. 1, 2006	2005	Dec 31, 2005
(in thousands)
Patents	12 Years	$1,271	$116	$1,271	$91
Trade Names	N/A	553	—	553	—
Completed and unpatented technology	10 Years	487	57	487	45
Government contracts	6 Years	347	67	347	53
Backlog	4 Years	314	166	314	140

Total Intangible assets		$2,972	$406	$2,972	$329

     Amortization expense for each of the next five years will amount to $0.3 million for the year ended December 31, 2006 and $0.2 million for each of the years ended December 31, 2007, 2008, 2009 and 2010.
     The following summary, prepared on a pro forma basis, combines the consolidated results of operations of the Company with those of the acquired business as if the acquisition took place on January 1, 2005. The pro forma consolidated results include the impact of adjustments, including depreciation, amortization of intangibles, increased interest expense on acquisition debt and related income tax effects.

	Three Months Ended
	April 2, 2005	April 2, 2005
	As Reported	Pro Forma
(in thousands, except for per share data)
Sales	$15,656	$17,354
Net income	$609	$401
Basic earnings per share	$0.08	$0.05
Diluted earnings per share	$0.08	$0.05
          The pro forma results are not necessarily indicative of what would have actually occurred if the acquisition had taken place on January 1, 2005. In addition, they are not intended to be a projection of future results.
4) Discontinued Operations
     In December of 2002 the Company announced the discontinuance of the Electroluminescent Lamp Business Group, whose business has involved sales of microencapsulated electroluminescent lamps to customers in the consumer electronics industry. The liabilities of discontinued operations at April 2, 2005 consisted of lease payments for equipment that was used in this business, the remaining payments under these leases were made during 2005. As of April 1, 2006 there were no remaining assets or liabilities of discontinued operations.

5) Inventories
     Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

	April 1,	December 31,
	2006	2005
(in thousands)
Finished Goods	$2,514	$2,658
Work in Progress	9,368	7,805
Raw Material	9,487	8,550

	$21,369	$19,013

6) Comprehensive Income and accumulated other comprehensive income.
     The components of Comprehensive income are as follows:

	Three Months Ended
	April 1,	April 2,
	2006	2005
(in thousands)
Net income	$1,210	$609
Other comprehensive income:
Foreign currency translation adjustments	(17)	(69)
Loss on derivatives, net of tax	(17)	22

Comprehensive income	$1,176	$562

     The components of accumulated other comprehensive income area as follows:

	April 1,	December 31,
	2006	2005
(in thousands)
Cumulative foreign currency adjustments	$782	$799
Accumulated loss on derivatives, net of tax	(17)	0

Accumulated other comprehensive income	$765	$799

7) Earnings Per Share
     The following table sets forth the computation of earnings per share:

	Three Months Ended
	April 1, 2006	April 2, 2005
(in thousands, except per share data)
Net Income	$1,210	$609

Basic earnings per share weighted average shares	7,912	7,813
Net effect of dilutive stock options	231	87

Diluted earnings per share weighted average shares	8,143	7,900

Basic earnings per share	$0.15	$0.08
Diluted earnings per share	$0.15	$0.08

8) Supplemental Retirement Plan and Related Post Retirement Benefits
     The Company has a non-qualified supplemental retirement defined benefit plan for certain executives. The following table sets forth information regarding the net periodic pension cost for the plan.

	Three Months Ended
	April 1, 2006	April 2, 2005
(in thousands)
Service cost	$9	$6
Interest cost	77	77
Amortization of prior service cost	27	27
Amortization of Net Actuarial Losses	1	—

Net periodic cost	$114	$110

     Participants in the non-qualified supplemental retirement plan are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The following table sets forth information regarding the net periodic cost recognized for those benefits

	Three Months Ended
	April 1, 2006	April 2, 2005
(in thousands)
Service cost	$2	$1
Interest cost	11	10
Amortization of prior service cost	8	8
Amortization of Net Actuarial Losses	3	1

Net periodic cost	$24	$20

9) New Accounting Pronouncements
     In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by this statement clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this standard did not have an impact on the results of operations, cash flows or financial position in the first quarter of 2006.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     (The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10-K for the year ended December 31, 2005.)
     The following table sets forth income statement data as a percent of net sales:

	Three Months Ended
	April 1, 2006	April 2, 2005
	(Unaudited)	(Unaudited)
Sales	100%	100%
Cost of products sold	78.9	79.0
Selling, general and administrative and other expense	12.1	14.1
Interest expense	0.8	0.8

Total cost and expenses	91.8	93.9

Income before taxes	8.2%	6.1%

ACQUISITION
     On February 3, 2005, the Company acquired the assets of the Airborne Electronic Systems (AES) business unit from a subsidiary of General Dynamics, for $13.0 million. The Company used $6 million of cash and borrowed $7 million against its line of credit to finance the acquisition. No goodwill was recognized as a result of this acquisition. Operating results for this acquisition are included in the consolidated statement of earnings from the acquisition date.
SALES
     Sales for the first quarter of 2006 increased 59% to $24.9 million compared with $15.7 million for the same period last year.
     A portion of the 2006 sales increase is due to the timing of the Astronics AES acquisition. The acquisition date was February 3, 2005, as such 2005’s first quarter contained only eight weeks of sales for Astronics AES as compared with thirteen weeks in the first quarter of 2006.
     Sales to the commercial transport market were $12.4 million, as compared to $6.2 million for the same period of 2005, an increase of $6.2 million or 100 percent. The increase is primarily a result of increased volume as the commercial airline market continues to strengthen combined with thirteen weeks of sales in the first quarter of 2006 as compared to eight weeks last year for our Cabin Electronics and Airframe Power product lines which accounted for $5.9 million of the increase. The balance of the increase is due to increased demand for the Cabin Lighting product line. Sales to the business jet market were $4.9 million, up $0.9 million, or 22%, compared with the same period in 2005. The increase of sales to the business jet market is due primarily to an increase in volume as production of new business jets by the airframe manufacturers increased over last year. Sales to the military market were $7.1 million as compared to $5.1 million last year, an increase of $2.0 million or 40%. The majority of the increase was Airframe Power sales for the Tactical Tomahawk and Taurus Missile programs which entered high rate production in the second half of 2005.
EXPENSES AND MARGINS
     Cost of products sold as a percentage of sales remained relatively flat, decreasing 0.1 percentage points to 78.9% for the first quarter of 2006 as compared to 79.0% for the same period last year. Leverage from the increased sales volume was offset by a $0.6 million increase in engineering and development costs over the same period last year.

     Selling, general and administrative (SG&A) expense as a percent of sales was 12.1% for the first quarter of 2006, a decrease of 2 percentage points compared with 14.1% for the same period of 2005. Although SG&A costs increased in the first quarter of 2006 as compared to the first quarter of 2005 they increased at a slower rate than the sales increased. 2006 SG&A costs increased $0.8 million primarily due to the recognition of $0.1 million of Stock Compensation expense upon adoption of SFAS 123 (R) “Share-Based Payments,” an estimated $0.4 million due to a full quarter of expenses at AES compared to only eight weeks in 2005 and the balance due to increases in wages and benefits due to increased staffing and compensation related costs.
     Net interest expense for the first quarter of 2006 increased by $0.1 million from $0.1 million in the first quarter of 2005 to $0.2 million primarily due to increased interest rates on the Company’s variable rate debt.
TAXES
     The effective income tax rate for the first quarter of 2006 was 40.8% compared to 36.6% last year. The increase is due primarily to increases in permanent differences which do not provide tax benefits and increases in foreign taxes.
NET INCOME AND EARNINGS PER SHARE
     Net income for the first quarter of 2006 was $1.2 million or $0.15 per share diluted, an increase of $0.6 million from $0.6 million, or $0.08 per share diluted in the first quarter of 2005. The earnings per share increase is due to increased net income and was not significantly impacted by a change in shares outstanding.
LIQUIDITY
     Cash used by operating activities totaled $2.8 million during the first three months of 2006, as compared with $0.5 million of cash provided by operations in 2005. The change is due primarily to increased investment in net working capital components offset by net income.
     Cash used in investing activities decreased to $0.6 million in the first quarter of 2006, from $12.9 million in the three months of 2005. This is due primarily to the $13 million acquisition of Astronics AES, offset partially by proceeds from the sale of short term investments of $1.0 million in 2005. Capital expenditures remained flat from 2005 to 2006 at $0.6 million.
     In the first quarter of 2006 the Company used $1.0 million for financing activities. The Company’s cash flow from financing activities decreased $8.0 million as compared to the first quarter of 2005 due primarily to the $7.0 million drawn on the line of credit to partially fund the AES acquisition in 2005 and the 2006 first quarter pay down of $1.0 million on the line of credit.
     The Company has a $15 million demand line of credit facility available. Interest on outstanding borrowings bears interest at either LIBOR or prime interest rates at the Company’s option plus an applicable margin, currently 150 basis points. As of April 1, 2006 the Company has $6.0 million outstanding on the line of credit. The line is subject to annual review and is payable on demand. The line of credit, among other requirements, imposes certain financial performance covenants measured on an annual basis with which the Company anticipates it will be compliant.
     The Company believes that cash flow from operations and its available credit facility will be adequate to meet the Company’s operational and capital expenditure requirements for 2006.
BACKLOG
     The Company’s backlog at April 1, 2006 was $94.0 million compared with $72.3 million at the end of the first quarter of 2005.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
     The Company’s contractual obligations and commercial commitments have not changed materially from disclosures in the Company’s Form 10-K for the year ended December 31, 2005.
MARKET RISK
     Risk due to fluctuation in interest rates is a function of the Company’s floating rate debt obligations, which total approximately $17.1 million at April 1, 2006. To partially offset this exposure, the Company entered into an interest rate swap in February 2006, on its New York Industrial Revenue Bond which effectively fixes the rate at 3.99% on this $4.3 million obligation through January 2016. As a result, a change of 1% in interest rates would impact annual net income by less than $0.1 million.
     There have been no material changes in the current year regarding the market risk information for its exposure to currency exchange rates. The Company has limited exposure to fluctuation in Canadian currency exchange rates to the U.S. dollar.
     Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for a complete discussion of the Company’s market risk.
CRITICAL ACCOUNTING POLICIES
     Refer to the Company’s annual report on Form 10-K for the year ended December 31, 2005 for a complete discussion of the Company’s critical accounting policies. Other than the adoption of SFAS 123(R), “Share-Based Payments,” there have been no material changes in the current year regarding critical accounting policies.
RECENT ACCOUNTING PRONOUNCEMENTS
     During the first quarter of 2006, we adopted SFAS 123(R), “Share-Based Payment,” applying the modified prospective method. This Statement requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of earnings based on the grant date fair value of the award. Under the modified prospective method, we are required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. We use a straight-line method of attributing the value of stock-based compensation expense, based on vesting. Stock compensation expense was $0.1 million in the first quarter of 2006 after taxes. No stock compensation expense was recognized prior to 2006.
     In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by this statement clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this standard did not have an impact on its results of operations, cash flows or financial position in the first quarter of 2006.

FORWARD-LOOKING STATEMENTS
     This Quarterly Report contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involves uncertainties and risks. These statements are identified by the use of the words “believes,” “expects,” “intends,” “anticipates”, “may”, “will”, “estimate”, “potential” and words of similar import. Readers are cautioned not to place undue reliance on these forward looking statements as various uncertainties and risks could cause actual results to differ materially from those anticipated in these statements. These uncertainties and risks include the success of the Company with effectively executing its plans; the timeliness of product deliveries by vendors and other vendor performance issues; changes in demand for our products from the U.S. government and other customers; the acceptance by the market of new products developed; our success in cross-selling products to different customers and markets; changes in government contracts; the state of the commercial and business jet aerospace market; the Company’s success at increasing the content on current and new aircraft platforms; the level of aircraft build rates; as well as other general economic conditions and other factors.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     See Market Risk in Item 2, above.
Item 4. Controls and Procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 1, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 1, 2006. There were no material changes in the Company’s internal control over financial reporting during the first quarter of 2006.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     None.
Item 1a Risk Factors.
     In addition to other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or results of operations. The risks described in our Annual Report of Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.
Item 2. Unregistered sales of equity securities and use of proceeds.
     (c) The following table summarizes the Company’s purchases of its common stock for the quarter ended April 1, 2006

			(c) Total number of	(d) Maximum
	(a) Total		shares Purchased as	Number of Shares
	number of	(b) Average	part of Publicly	that May Yet Be
	shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs
January 1 –
January 28, 2006	—	—	—	432,956
January 29 –
February 25, 2006	—	—	—	432,956
February 26 –
April 1, 2006	—	—	—	432,956
Total	—	—	—	432,956
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Securities Holders.
     None.
Item 5. Other Information.
     None.
Item 6 Exhibits and Reports on Form 8-K
(a) Exhibits
Exhibit 31.1 Section 302 Certification — Chief Executive Officer
Exhibit 31.2 Section 302 Certification — Chief Financial Officer
Exhibit 32. Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b) Reports on Form 8-K
     The Company filed a form 8-K on February 9, 2006, regarding its press release announcing its 2005 year to date and fourth quarter earnings

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRONICS CORPORATION
(Registrant)

Date: May 15, 2006	By: /s/ David C. Burney
David C. Burney
Vice President-Finance and Treasurer
(Principal Financial Officer)