Form 10-Q
period 2006-07-01
ASTRONICS CORP
filed 2006-08-11
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 1, 2006
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
Yes ☐          No ☑
As of July 1, 2006 7,942,344 shares of common stock were outstanding consisting of 6,499,364 shares of common stock ($.01 par value) and 1,442,981 shares of Class B common stock ($.01 par value).

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements
ASTRONICS CORPORATION
Consolidated Balance Sheet
July 1, 2006
With Comparative Figures for December 31, 2005
(dollars in thousands)

	July 1, 2006	December 31, 2005
	(Unaudited)

Current Assets:
Cash and Cash Equivalents	$425	$4,473
Accounts Receivable, net of allowance for doubtful accounts of $311 in 2006 and $365 in 2005	17,784	12,635
Inventories	23,223	19,013
Prepaid Expenses	1,022	626
Deferred Taxes	873	775

Total Current Assets	43,327	37,522

Property, Plant and Equipment, at cost	33,322	31,665
Less Accumulated Depreciation and Amortization	12,237	11,204

Net Property, Plant and Equipment	21,085	20,461

Intangible Assets, net of accumulated amortization of $483 in 2006 and $329 in 2005	3,246	3,400
Goodwill	2,761	2,686
Other Assets	1,750	1,788

Total Assets	$72,169	$65,857

See notes to financial statements.

ASTRONICS CORPORATION
Consolidated Balance Sheet
July 1, 2006
With Comparative Figures for December 31, 2005
(dollars in thousands)

	July 1, 2006	December 31, 2005
	(Unaudited)
Current Liabilities:
Current Maturities of Long-term Debt	$919	$914
Note Payable	6,000	7,000
Accounts Payable	10,167	5,421
Accrued Payroll and Employee Benefits	3,653	3,861
Customer Advance Payments	4,101	4,404
Other Accrued Expenses	1,256	1,156
Income Taxes Payable	219	171
Contract Loss Reserve	—	830

Total Current Liabilities	26,315	23,757

Long-term Debt	9,868	10,304
Supplemental Retirement Plan and Other Benefits	4,579	4,494
Other Liabilities	1,337	1,317
Deferred Income Taxes	210	151

Shareholders’ Equity:
Common Stock, $.01 par value Authorized 20,000,000 shares, issued 7,177,801 in 2006, 7,082,100 in 2005	72	71
Class B Stock, $.01 par value Authorized 5,000,000 shares, issued 1,548,793 in 2006, 1,603,323 in 2005	15	16
Additional Paid-in Capital	4,533	3,808
Accumulated Other Comprehensive Income	875	799
Retained Earnings	28,084	24,859

	33,579	29,553
Less Treasury Stock: 784,250 shares in 2006 and 2005	3,719	3,719

Total Shareholders’ Equity	29,860	25,834

Total Liabilities and Shareholders’ Equity	$72,169	$65,857

See notes to financial statements.

ASTRONICS CORPORATION
Consolidated Statement of Income and Retained Earnings
Six Months Ended July 1, 2006
With Comparative Figures for 2005
(Unaudited)
(dollars in thousands except per share data)

	Six Months Ended		Three Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Sales	$53,965	$34,495	$29,039	$18,839

Costs and Expenses:
Cost of products sold	41,872	27,707	22,195	15,344
Selling, general and administrative expenses	6,462	4,793	3,443	2,582
Interest expense, net of interest income	418	317	219	191
Other (income) expense	(34)	(4)	(22)	—

Total costs and expenses	48,718	32,813	25,835	18,117

Income Before Income Taxes	5,247	1,682	3,204	722
Provision for Income Taxes	2,022	876	1,189	525

Net Income	$3,225	$806	$2,015	$197

Retained Earnings:
Beginning of period	24,859	22,206

End of period	$28,084	$23,012

Earnings per share:
Basic	$.41	$.10	$.25	$.02

Diluted	$.39	$.10	$.25	$.02

See notes to financial statements

ASTRONICS CORPORATION
Consolidated Statement of Cash Flows
Six Months Ended July 1, 2006
With Comparative Figures for 2005
(Unaudited)
(dollars in thousands)

	July 1, 2006	July 2, 2005
Cash Flows from Operating Activities:
Net income	$3,225	$806
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and Amortization	1,259	1,322
Deferred Taxes	(42)	527
Other	(46)	(89)
Provision for Doubtful Accounts	(21)	—
Stock Compensation Expense	329	—
Cash flows from changes in operating assets and liabilities, excluding effects of acquisition:
Accounts Receivable	(5,062)	(3,126)
Inventories	(4,139)	(2,775)
Prepaid Expenses	(409)	39
Accounts Payable	4,718	2,684
Accrued Expenses	(81)	640
Customer Advanced Payments	(303)	—
Contract Loss Reserves	(830)	—
Income Taxes	49	114
Supplemental Retirement and Other Liabilities	84	—

Cash (used in) provided by Operating Activities	(1,269)	142

Cash Flows from Investing Activities:
Business Acquisition	—	(13,366)
Proceeds from sale of short-term investments	—	1,000
Capital Expenditures	(1,607)	(1,333)
Other	—	(142)

Cash used in Investing Activities	(1,607)	(13,841)

Cash Flows from Financing Activities:
Principal Payments on Long-term Debt and Capital Lease Obligations	(483)	(467)
Proceeds from Note Payable	—	7,000
Payment on Note Payable	(1,000)	—
Proceeds from exercise of stock options	324	162
Income tax benefit from exercise of stock options	72

Cash (used in) provided by Financing Activities	(1,087)	6,695

Effect of Exchange Rates on Cash	(85)	44

Cash used in Continuing Operations	(4,048)	(6,960)
Cash used in Discontinued Operations operating activities	—	(423)

Net decrease in Cash and Cash Equivalents	(4,048)	(7,383)

Cash at Beginning of Period	4,473	8,476

Cash at End of Period	$425	$1,093

See notes to financial statements

ASTRONICS CORPORATION
Notes to Consolidated Financial Statements
July 1, 2006
(Unaudited)
1) Basis of Presentation
The accompanying unaudited statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the six month period ended July 1, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
For further information, refer to the financial statements and footnotes thereto included in Astronics Corporation’s (the “Company”) 2005 annual report on Form 10-K.
2) Stock Based Compensation
The Company has stock option plans that authorize the issuance of options for shares of Common Stock to directors, officers and key employees. Stock option grants are designed to reward long-term contributions to the Company and provide incentives for recipients to remain with the Company. The exercise price, determined by a committee of the Board of Directors, may not be less than the fair market value of the Common Stock on the grant date. Options become exercisable over periods not exceeding ten years. The Company’s practice has been to issue new shares upon the exercise of the options.
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
The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of the options was $6.05 for options granted during the six months ended July 1, 2006 and was $3.32 for options granted during the six months ended July 2, 2005. The following table provides the range of assumptions used to value stock options granted during the six months ended July 1, 2006 and July 2, 2005.

	Six Months Ended
	July 1, 2006	July 2, 2005

Expected volatility	0.34	0.33
Risk-free rate	4.70%	5.34%
Expected dividends	0.00%	0.00%
Expected term (in years)	7 Years	7 — 10 Years

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
The table below reflects net earnings and net earnings per share for the three and six months ended July 1, 2006 compared with the pro forma information for the three and six months ended July 2, 2005 as follows:

	Six Months Ended			Three Months Ended
(in thousands, except per share data)	July 1, 2006		July 2, 2005	July 1, 2006		July 2, 2005

Net earnings, as reported for the prior period (1)	$	N/A	$806	$	N/A	$197
Stock compensation expense		329	208		187	116
Tax benefit		(51)	(75)		(35)	(42)

Stock compensation expense, net of tax (2)		278	133		152	74

Net earnings, including the effect of stock compensation expense (3)		$3,225	$673		$2,015	$123

Net earnings per share:
Basic, as reported for the prior period (1)	$	N/A	$.10	$	N/A	$.02
Basic, including the effect of stock compensation expense (3)		$.41	$.09		$.26	$.02
Diluted, as reported for the prior period (1)	$	N/A	$.10	$	N/A	$.02
Diluted, including the effect of stock compensation expense (3)		$.39	$.08		$.25	$.02

(1)	Net earnings and earnings per share prior to 2006 did not include stock compensation expense for stock options.

(2)	Stock compensation expense prior to 2006 is calculated based on the pro forma application of SFAS No. 123.

(3)	Net earnings and earnings per share prior to 2006 represents pro forma information based on SFAS 123.
A summary of the Company’s stock option activity and related information for the six months ended July 1, 2006 is as follows:

		2006
		Weighted Average
		Exercise Price	Aggregate
(in thousands, except per option data)	Number of Options	per option	Intrinsic Value

Outstanding at December 31, 2005	801,583	$6.49	$5,522
Options Granted	25,000	13.41	(1)
Options Exercised	(44,846)	8.13	(236)

Outstanding at July 1, 2006	781,737	6.62	5,285

Exercisable at July 1, 2006	472,688	$6.12	$3,432

The aggregate intrinsic value in the preceding table represents the total pretax option holder’s intrinsic value, based on the Company’s closing stock price of Common Stock of $13.38 as of July 1, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.
The fair value of options vested since December 31, 2005 is $0.2 million. At July 1, 2006, total compensation costs related to non vested awards not yet recognized amounts to $0.9 million and will be recognized over a weighted average period of 2.1 years.

The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of July 1, 2006:

	Outstanding			Exercisable
		Weighted Average			Weighted Average
		Remaining Life	Weighted Average		Remaining Life	Weighted Average
Exercise Price Range	Shares	in Years	Exercise Price	Shares	in Years	Exercise Price

$2.59-$4.60	59,195	1.1	$3.90	59,195	1.1	$3.90
$5.09-$7.65	550,639	7.0	$5.62	348,995	6.4	$5.63
$9.83-$13.49	171,903	7.4	$10.73	64,498	4.0	$10.83

	781,737	6.6	$6.62	472,688	5.4	$6.12

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
The following table summarizes the gross carrying amount and accumulated amortization for major categories of acquired intangible assets:

		Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Weighted Average	Amount	Amortization	Amount	Amortization
(in thousands)	Life	July 1, 2006	July 1, 2006	Dec. 31, 2005	Dec 31, 2005

Patents	12 Years	$1,271	$140	$1,271	$91
Trade Names	N/A	553	—	553	—
Completed and unpatented technology	10 Years	487	69	487	45
Government contracts	6 Years	347	82	347	53
Backlog	4 Years	314	192	314	140

Total Intangible assets		$2,972	$483	$2,972	$329

Amortization expense for each of the next five years is expected to amount to $0.3 million for the year ended December 31, 2006 and $0.2 million for each of the years ended December 31, 2007, 2008, 2009 and 2010.
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

Unaudited	Six Months Ended		Three Months Ended
	July 2, 2005	July 2, 2005	July 2, 2005	July 2, 2005
(in thousands, except for per share data)	As Reported	Pro Forma	As Reported	Pro Forma

Sales	$34,495	$36,194	$18,840	$18,840
Net income	$806	$598	$197	$197

Basic earnings per share	$.10	$.08	$.02	$.02
Diluted earnings per share	$.10	$.08	$.02	$.02

The pro forma results are not necessarily indicative of what would have actually occurred if the acquisition had taken place on January 1, 2005. In addition, they are not intended to be a projection of future results.
4) Discontinued Operations
In December of 2002 the Company announced the discontinuance of the Electroluminescent Lamp Business Group, whose business has involved sales of microencapsulated electroluminescent lamps to customers in the consumer electronics industry. The liabilities of discontinued operations at July 2, 2005 consisted of lease payments for equipment that was used in this business, the remaining payments under these leases were made during 2005. As of December 31, 2005 there were no remaining assets or liabilities of discontinued operations.
5) Inventories
Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

(in thousands)	July 1, 2006	December 31, 2005

Finished Goods	$2,801	$2,658
Work in Progress	10,576	7,805
Raw Material	9,846	8,550

	$23,223	$19,013

6) Comprehensive Income and Accumulated Other Comprehensive Income
The components of comprehensive income are as follows:

	Six Months Ended		Three Months Ended
(in thousands)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Net income	$3,225	$806	$2,015	$197

Other comprehensive income:
Foreign currency translation adjustments	71	(79)	88	(10)
Gain on derivatives, net of tax	5	37	22	15

Comprehensive income	$3,301	$764	$2,125	$202

The components of accumulated other comprehensive income are as follows:

(in thousands)	July 1, 2006	December 31, 2005

Cumulative foreign currency adjustments	$870	$799
Accumulated gain on derivatives, net of tax	5	0

Accumulated other comprehensive income	$875	$799

7) Earnings Per Share
The following table sets forth the computation of earnings per share:

	Six Months Ended		Three Months Ended
(in thousands, except per share data)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Net Income	$3,225	$806	$2,015	$197

Basic earnings per share weighted average shares	7,925	7,835	7,937	7,857
Net effect of dilutive stock options	258	127	286	166

Diluted earnings per share weighted average shares	8,183	7,962	8,223	8,023

Basic earnings per share	$0.41	$0.10	$0.25	$0.02
Diluted earnings per share	$0.39	$0.10	$0.25	$0.02
8) Supplemental Retirement Plan and Related Post Retirement Benefits
The Company has a non-qualified supplemental retirement defined benefit plan for certain executives. The following table sets forth information regarding the net periodic pension cost for the plan.

	Six Months Ended		Three Months Ended
(in thousands)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Service cost	$18	$12	$9	$6
Interest cost	154	154	77	77
Amortization of prior service cost	54	54	27	27
Amortization of net actuarial losses	2	—	1	—

Net periodic cost	$228	$220	$114	$110

Participants in the non-qualified supplemental retirement plan are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The following table sets forth information regarding the net periodic cost recognized for those benefits:

	Six Months Ended		Three Months Ended
(in thousands)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Service cost	$4	$2	$2	$1
Interest cost	22	20	11	10
Amortization of prior service cost	16	16	8	8
Amortization of net actuarial losses	6	2	3	1

Net periodic cost	$48	$40	$24	$20

9) New Accounting Pronouncements
In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation for SFAS No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with for SFAS No. 109, “Accounting for Income Taxes.” The pronouncement prescribes a recognition threshold and measurement attributable to financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of determining the effect, if any; the adoption of FIN 48 will have on our financial statements.
10) Income Taxes
On April 12, 2005, New York State enacted tax legislation resulting in a change to the New York State apportionment methodology. Beginning in 2006, a single sales factor apportionment method will be phased in, with a single sales factor solely used in 2008. It is expected that this enacted legislation will result in a lower apportionment of the Company’s taxable income to New York State, resulting in lower New York state income taxes. Accordingly, the Company’s ability to use or realize New York State tax credits has been reduced. In 2005, the Company has assessed the impact of the new tax legislation and recorded a valuation allowance reducing the Company’s $490 thousand deferred tax asset relating to New York State tax credits to $40 thousand. As a result of this valuation allowance the Company recorded a non-cash charge to income tax expense of $300 thousand or $0.04 per diluted share during the second quarter of 2005. The charge to income tax expense is net of the affect of federal income taxes. The effective tax rate in 2006 returned to a more normal rate of 38.5%

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10-K for the year ended December 31, 2005.)
The following table sets forth income statement data as a percent of net sales:

	Six Months Ended		Three Months Ended
(in thousands)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Sales	100.0%	100.0%	100.0%	100.0%

Cost of products sold	77.6	80.3	76.4	81.5
Selling, general and administrative and other expense	11.9	13.9	11.8	13.7
Interest expense	0.8	0.9	0.8	1.0

Total cost and expenses	90.3	95.1	89.0	96.2

Income before taxes	9.7%	4.9%	11.0%	3.8%

ACQUISITION
On February 3, 2005, the Company acquired the assets of the Airborne Electronic Systems (AES) business unit from a subsidiary of General Dynamics, for $13.0 million. The Company used $6.0 million of cash and borrowed $7.0 million against its line of credit to finance the acquisition. No goodwill was recognized as a result of this acquisition. Operating results for this acquisition are included in the consolidated statement of earnings from the acquisition date.
SALES
Sales for the second quarter of 2006 increased 54.1% to $29.0 million compared with $18.8 million for the same period last year. Sales to the commercial transport market were $16.9 million, as compared to $8.4 million for the same period of 2005, an increase of $8.5 million or 100.3 percent. The sales increase to the commercial transport market was primarily a result of increased volume of cabin electronics products. The volume increase has been driven by increased installations of in-seat power and in-flight entertainment systems utilizing our products. The balance of the increase in commercial transport market sales was due to a broad increased demand for the cabin lighting product line. Sales to the business jet market were $5.4 million, up $1.3 million, or 32.9%, compared with sales of $4.1 million for the same period in 2005. The increase of sales to the business jet market is due primarily to an increase in volume as production of new business jets by the airframe manufacturers increased over last year. Sales to the military market were $6.5 million as compared to $6.1 million last year, an increase of $0.4 million or 6.1%. A $1.0 million increase in sales for airframe power products driven by shipments for the Tactical Tomahawk and Taurus Missile programs was offset by a $1.0 million decrease in deliveries for F-16 night vision kits for the Korean air force. The balance of the increase for military sales was a result of a general increase in volume.
2006 year to date sales increased 56.4 % to $54.0 million compared with $34.5 million for the same period last year. Sales to the commercial transport market were up $14.7 million, or 101.0% to $29.3 million compared with the year ago period at $14.6 million. The increase is due to primarily a result of increased volume of cabin electronics products as the commercial airline market continues to strengthen. The volume increase has been driven by increased installations of in-seat power and in-flight entertainment systems utilizing our products. Sales to the business jet market were $10.3 million, up $2.2 million, or 27.5%, compared with $8.1 million for the same period in 2005. The increase of sales to the business jet market is due primarily to an increase in volume as production of new business jets by the airframe manufacturers increased over last year. Sales to the military market were $13.6 million, up from $11.2 million in the same period of 2005. Shipments for the Tactical Tomahawk and Taurus Missile programs were primarily responsible for a $2.5 million increase of sales for airframe power products to the military markets. This was partially offset by a $0.9 million decrease in deliveries for F-16 night vision kits for the Korean air force as the Korean program was concluded in 2005. The balance of the increase for military sales was a result of a general increase in volume.

A small portion of the 2006 year to date sales increase is due to the timing of the Astronics Advanced Electronic Systems acquisition. The acquisition date was February 3, 2005, as such the first six months of 2005 contained only twenty one weeks of sales for Astronics Advanced Electronic Systems as compared with twenty six weeks in the first six months of 2006.
EXPENSES AND MARGINS
Cost of products sold as a percentage of sales decreased 5.1 percentage points to 76.4% for the second quarter of 2006 as compared to 81.5% for the same period last year. That decrease was primarily a result of the leverage provided by sales volume increases without a corresponding increase to our fixed manufacturing costs.
Year to date costs of products sold decreased by 2.7 percentage points to 77.6 % as compared to 80.3% for the same period last year. That decrease was also a result of the leverage provided by sales volume increases without a corresponding increase to our fixed manufacturing costs. That leverage was partially offset by a $0.9 million increase in engineering and development costs over the same period last year.
Selling, general and administrative and other (SG&A) expense as a percent of sales was 11.8 % for the second quarter of 2006, a decrease of 1.9 percentage points compared with 13.7% for the same period of 2005. Second quarter 2006 SG&A costs increased $0.8 million as compared to the second quarter of 2005. The increase was primarily due to increased wages and benefits due to increased staffing and compensation related costs and increased costs for audit and other professional services related to Sarbanes-Oxley 404 implementation.
For the first six months of 2006 SG&A as a percentage of sales was 11.9% compared to 13.9% for the same period of 2005. In terms of dollars SG&A costs increased $1.6 million to $6.4 million for the first six months of 2006 from $4.8 million in the first six months of 2005. The increase was due to increased wages and benefits due to increased staffing and compensation related costs and increased costs for audit and other professional services related to Sarbanes-Oxley 404 implementation. Also, a portion of the 2006 year to date SG&A increase is due to the timing of the Astronics Advanced Electronic Systems acquisition. The acquisition date was February 3, 2005, as such the first six months of 2005 contained only twenty one weeks of expenses for Astronics Advanced Electronic Systems as compared with twenty six weeks in the first six months of 2006.
Net interest expense for the second quarter of 2006 and 2005 was $0.2 million. Net interest expense for the six months of 2006 increased by $0.1 million from $0.3 million in 2005 to $0.4 million due to an increase in interest rates, offset somewhat by the impact of a pay down of $1.0 million on the note payable during the first half of 2006.
TAXES
The effective income tax rate for the second quarter of 2006 was 37.1 % compared to 72.7% last year. The 2005 tax rate was due primarily to the Company’s assessment of the impact of the new tax legislation in 2005 and the recording of a valuation allowance reducing the Company’s $0.5 million deferred tax asset relating to New York State tax credits to $40 thousand. As a result of this valuation allowance the Company recorded a non-cash charge to income tax expense of $0.3 million or $.04 per share during the second quarter of 2005.
The 2006 year to date effective income tax rate was 38.5% compared to 52.1% last year. Last year’s effective rate was impacted by the valuation allowance discussed in the preceding paragraph.
The Company expects its effective income tax rate to continue to approximate the statutory rates in the future.
NET INCOME AND EARNINGS PER SHARE
Net income for the second quarter of 2006 was $2.0 million or $0.25 per share diluted, an increase of $1.8 million from $0.2 million, or $0.02 per share diluted in the second quarter of 2005. Net income in the second quarter of 2005 was significantly impacted by recording a valuation allowance for certain deferred tax assets referred to in the previous “Taxes” section. The earnings per share increase was due to increased net income and was not significantly impacted by a change in shares outstanding.

LIQUIDITY
Cash used by operating activities totaled $1.3 million during the first six months of 2006, as compared with $0.1 million of cash provided by operations during the first six months of 2005. The change was due primarily to net income being offset by increased investment in net working capital components. The increase in net working capital components is a function of the increased sales over the past several quarters.
Cash used in investing activities decreased to $1.6 million in the first six months of 2006, from $13.8 million used in the first six months of 2005. This was due primarily to last year’s $13.4 million acquisition of Astronics Advanced Electronic Systems, offset partially by proceeds from the sale of short-term investments of $1.0 million in 2005. Capital expenditures increased by $0.3 million to $1.6 million in 2006 compared to $1.3 million in 2005.
In the first six months of 2006 the Company used $1.1 million for financing activities as it paid down $1.0 million on its revolving credit facility and made principal payments against its long term debt totaling $0.5 million. This was partially offset by proceeds from the issuance of stock relating to the exercise of stock options totaling $0.4 million.
The Company has a $15 million demand line of credit facility. Interest on outstanding borrowings bears interest at either LIBOR plus an applicable margin, currently 150 basis points or prime interest rate, at the Company’s option. As of July 1, 2006 the Company has $6.0 million outstanding on the line of credit. The line is subject to annual review and is payable on demand. The line of credit, among other requirements, imposes certain financial performance covenants measured on an annual basis with which the Company anticipates it will be compliant.
The Company believes that cash flow from operations and its available credit facility will be adequate to meet the Company’s operational and capital expenditure requirements for 2006.
BACKLOG
The Company’s backlog at July 1, 2006 was $94.7 million compared with $77.9 million at July 2, 2005.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The Company’s contractual obligations and commercial commitments have not changed materially from disclosures in the Company’s Form 10-K for the year ended December 31, 2005.
MARKET RISK
Risk due to fluctuation in interest rates is a function of the Company’s floating rate debt obligations, which total approximately $16.8 million at July 1, 2006. To partially offset this exposure, the Company entered into an interest rate swap in February 2006, on its New York Industrial Revenue Bond which effectively fixes the rate at 3.99% on this $4.3 million obligation through January 2016. As a result, a change of 1% in interest rates would impact annual net income by less than $0.1 million.
There have been no material changes in the current year regarding the market risk information for its exposure to currency exchange rates. The Company has limited exposure to fluctuation in Canadian currency exchange rates to the U.S. dollar.
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for a complete discussion of the Company’s market risk.
CRITICAL ACCOUNTING POLICIES
Refer to the Company’s annual report on Form 10-K for the year ended December 31, 2005 for a complete discussion of the Company’s critical accounting policies. Other than the adoption of SFAS 123(R), “Share-Based Payments,” there have been no significant changes in the current year regarding critical accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS
During the first quarter of 2006, we adopted SFAS 123(R), “Share-Based Payment,” applying the modified prospective method. This Statement requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of earnings based on the grant date fair value of the award. Under the modified prospective method, we are required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. We use a straight-line method of attributing the value of stock-based compensation expense, based on vesting. Stock compensation expense was $0.1 million in the second quarter of 2006 and $0.3 million year to date, after taxes. No stock compensation expense was recognized prior to 2006.
In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by this statement clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this standard did not have an impact on its results of operations, cash flows or financial position in the first half of 2006.
In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation for SFAS No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with for SFAS No. 109, “Accounting for Income Taxes”. The pronouncement prescribes a recognition threshold and measurement attributable to financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The company is in the process of determining the effect, if any; the adoption of FIN 48 will have on our financial statements.
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
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 1, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 1, 2006. There were no material changes in the Company’s internal control over financial reporting during the second quarter of 2006.

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

Item 2.	Unregistered sales of equity securities and use of proceeds.
(c) The following table summarizes the Company’s purchases of its common stock for the quarter ended July 1, 2006:

			(c) Total number of	(d) Maximum Number
			shares Purchased as	of Shares that May
			part of Publicly	Yet Be Purchased
	(a) Total number of	(b) Average Price	Announced Plans or	Under the Plans or
Period	shares Purchased	Paid per Share	Programs	Programs
April 2 — April 29, 2006	—	—	—	432,956
April 30 — May 27, 2006	—	—	—	432,956
May 28 — July 1, 2006	—	—	—	432,956
Total	—	—	—	432,956

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Securities Holders.
The Company’s Annual Meeting of Shareholders was held on May 12, 2006. The following matters were submitted to a vote of security holders at the Annual Meeting.
a.	The nominees to the Board of Directors were elected based on the following shares voted:

Nominee	For	Authority Withheld
Raymond W. Boushie	17,234,820	963,470
Robert T. Brady	17,001,289	1,197,001
John B. Drenning	16,855,557	1,342,733
Peter J. Gundermann	17,166,491	1,035,799
Kevin T. Keane	17,035,139	1,163,151
Robert J. McKenna	17,108,511	1,089,779
b.	The selection of Ernst & Young LLP as the Registrant’s auditors was approved by the following vote: 17,261,389 in favor; 902,613 against; and 34,287 abstentions.
c.	The proposal to adopt the amendment of the Company’s Employee Stock Purchase Plan was approved by the following vote: 11,908,914 in favor; 1,979,303 against; and 174,884 abstentions.
Under applicable New York law and the Company’s charter documents, abstentions and non-votes have no effect.

Item 5.	Other Information.
None.

Item 6	Exhibits and Reports on Form 8-K
(a) Exhibits

Exhibit 31.1	Section 302 Certification — Chief Executive Officer

Exhibit 31.2	Section 302 Certification — Chief Financial Officer

Exhibit 32.	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b) Reports on Form 8-K
On May 11, 2006, Astronics Corporation issued a news release in Form 8-K announcing its financial results for the first quarter of 2006.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRONICS CORPORATION
(Registrant)

Date: August 11, 2006	By:	/s/ David C. Burney
David C. Burney
Vice President-Finance and Treasurer (Principal Financial Officer)