Form 10-Q
period 2006-09-30
ASTRONICS CORP
filed 2006-11-14
CIK 8063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 0-7087
ASTRONICS CORPORATION
(Exact name of registrant as specified in its charter)

New York	16-0959303
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

130 Commerce Way East Aurora, New York	14052
(Address of principal executive offices)	(Zip code)
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
Yes ☐      No ☑
As of September 30, 2006 8,020,482 shares of common stock were outstanding consisting of 6,620,012 shares of common stock ($.01 par value) and 1,400,470 shares of Class B common stock ($.01 par value).

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ASTRONICS CORPORATION
Consolidated Balance Sheet
September 30, 2006
with Comparative Figures for December 31, 2005
(dollars in thousands except per share amounts)

	September 30,	December 31,
	2006	2005
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$645	$4,473
Accounts Receivable, net of allowance for doubtful accounts of $279 in 2006 and $365 in 2005	18,065	12,635
Inventories	26,584	19,013
Prepaid Expenses	1,227	626
Deferred Taxes	739	775

Total Current Assets	47,260	37,522

Property, Plant and Equipment, at cost	33,999	31,665
Less Accumulated Depreciation and Amortization	12,778	11,204

Net Property, Plant and Equipment	21,221	20,461

Intangible Assets, net of accumulated amortization of $559 in 2006 and $329 in 2005	3,170	3,400
Goodwill	2,780	2,686
Other Assets	1,741	1,788

Total Assets	$76,172	$65,857

See notes to consolidated financial statements.

ASTRONICS CORPORATION
Consolidated Balance Sheet
September 30, 2006
with Comparative Figures for December 31, 2005
(dollars in thousands except per share amounts)

	September 30,	December 31,
	2006	2005
	(Unaudited)
Current Liabilities:
Current Maturities of Long-term Debt	$921	$914
Note Payable	7,900	7,000
Accounts Payable	9,878	5,421
Accrued Payroll and Employee Benefits	3,885	3,861
Customer Advance Payments	3,582	4,404
Other Accrued Expenses	1,498	1,156
Income Taxes Payable	—	171
Contract Loss Reserve	—	830

Total Current Liabilities	27,664	23,757

Long-term Debt	9,837	10,304
Supplemental Retirement Plan and Other Benefits	4,622	4,494
Other Liabilities	1,365	1,317
Deferred Income Taxes	192	151

Shareholders’ Equity:
Common Stock, $.01 par value
Authorized 20,000,000 shares, issued 7,298,450 in 2006, 7,082,100 in 2005	72	71
Class B Stock, $.01 par value
Authorized 5,000,000 shares, issued 1,506,282 in 2006, 1,603,323 in 2005	15	16
Additional Paid-in Capital	5,289	3,808
Accumulated Other Comprehensive Income	838	799
Retained Earnings	29,997	24,859

	36,211	29,553
Less Treasury Stock: 784,250 shares in 2006 and 2005	3,719	3,719

Total Shareholders’ Equity	32,492	25,834

Total Liabilities and Shareholders’ Equity	$76,172	$65,857

See notes to consolidated financial statements.

ASTRONICS CORPORATION
Consolidated Statement of Income and Retained Earnings
Three and Nine Months Ended September 30, 2006
with Comparative Figures for 2005
(Unaudited)
(dollars in thousands except per share data)

	Nine Months Ended		Three Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Sales	$82,505	$54,916	$28,540	$20,421

Costs and Expenses:
Cost of products sold	63,891	43,654	22,019	15,947
Selling, general and administrative expenses	9,931	7,679	3,469	2,890
Interest expense, net of interest income	650	519	232	202
Other income	(39)	—	(5)	—

Total costs and expenses	74,433	51,852	25,715	19,039

Income Before Income Taxes	8,072	3,064	2,825	1,382
Provision for Income Taxes	2,934	1,468	912	592

Net Income	$5,138	$1,596	$1,913	$790

Retained Earnings:
Beginning of period	24,859	22,206

End of period	$29,997	$23,802

Earnings per share:
Basic	$.65	$.20	$.24	$.10

Diluted	$.63	$.20	$.23	$.10

See notes to consolidated financial statements.

ASTRONICS CORPORATION
Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2006
With Comparative Figures for 2005
(Unaudited)
(dollars in thousands)

	September 30,	October 1,
	2006	2005
Cash Flows from Operating Activities:
Net income	$5,138	$1,596
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and Amortization	1,960	2,042
Deferred Taxes	102	505
Other	—	(195)
Provision for non-cash losses on inventories and receivables	(125)	498
Stock Compensation Expense	493	—
Cash flows from changes in operating assets and liabilities, excluding effects of acquisition:
Accounts Receivable	(5,303)	(2,330)
Inventories	(7,404)	(4,593)
Prepaid Expenses	(347)	(165)
Accounts Payable	4,422	1,639
Accrued Expenses	408	1,072
Customer Advanced Payments	(822)	—
Contract Loss Reserves	(830)	—
Income Taxes	(410)	1,339
Supplemental Retirement and Other Liabilities	64	—

Cash (used in) provided by Operating Activities	(2,654)	1,408

Cash Flows from Investing Activities:
Business Acquisition	—	(13,366)
Proceeds from sale of short-term investments	—	1,000
Capital Expenditures	(2,300)	(1,765)
Other	(74)	(162)

Cash used in Investing Activities	(2,374)	(14,293)

Cash Flows from Financing Activities:
Principal Payments on Long-term Debt and Capital Lease Obligations	(529)	(506)
Proceeds from Note Payable	3,200	7,000
Payment on Note Payable	(2,300)	—
Proceeds from exercise of stock options	916	162
Income tax benefit from exercise of stock options	72	—
Other	(83)	—

Cash provided by Financing Activities	1,276	6,656

Effect of Exchange Rates on Cash	(76)	(14)

Cash used in Continuing Operations	(3,828)	(6,243)
Cash used in Discontinued Operations operating activities	—	(447)

Net decrease in Cash and Cash Equivalents	(3,828)	(6,690)

Cash at Beginning of Period	4,473	8,476

Cash at End of Period	$645	$1,786

See notes to consolidated financial statements.

ASTRONICS CORPORATION
Notes to Consolidated Financial Statements
September 30, 2006
(Unaudited)
1) Basis of Presentation
The accompanying unaudited statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
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
Reclassifications — Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.
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
The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of the options was $6.05 for options granted during the nine months ended September 30, 2006 and was $3.32 for options granted during the nine months ended October 1, 2005. The following table provides the range of assumptions used to value stock options granted during the nine months ended September 30, 2006 and October 1, 2005.

	Nine Months Ended
	September 30, 2006	October 1, 2005

Expected volatility	0.34	0.33
Risk-free rate	4.70%	5.34%
Expected dividends	0.00%	0.00%
Expected term (in years)	7 Years	7 – 10 Years

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
The table below reflects net earnings and net earnings per share for the three and nine months ended September 30, 2006 compared with the pro forma information for the three and nine months ended October 1, 2005 as follows:

	Nine Months Ended			Three Months Ended
	September 30,		October 1,	September 30,		October 1,
(in thousands, except per share data)	2006		2005	2006		2005

Net earnings, as reported for the prior period (1)	$	N/A	$1,596	$	N/A	$790
Stock compensation expense		493	242		164	81
Tax benefit		(79)	(42)		(28)	(14)

Stock compensation expense, net of tax (2)		414	200		136	67

Net earnings, including the effect of stock compensation expense (3)		$5,138	$1,396		$1,913	$723

Net earnings per share:
Basic, as reported for the prior period (1)	$	N/A	$0.20	$	N/A	$0.10
Basic, including the effect of stock compensation expense (3)		$0.65	$0.18		$0.24	$0.09
Diluted, as reported for the prior period (1)	$	N/A	$0.20	$	N/A	$0.10
Diluted, including the effect of stock compensation expense (3)		$0.63	$0.17		$0.23	$0.09

(1)	Net earnings and earnings per share prior to 2006 did not include stock compensation expense for stock options.

(2)	Stock compensation expense prior to 2006 is calculated based on the pro forma application of SFAS No. 123.

(3)	Net earnings and earnings per share prior to 2006 represents pro forma information based on SFAS No. 123.
A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2006 is as follows:

		2006
		Weighted Average
	Number of	Exercise Price	Aggregate
(dollars in thousands, except per option data)	Options	per option	Intrinsic Value

Outstanding at December 31, 2005	801,583	$6.49	$7,423
Options Granted	25,000	13.41	59
Options Exercised	(57,001)	7.31	(481)

Outstanding at September 30, 2006	769,582	6.65	7,003

Exercisable at September 30, 2006	489,837	$6.53	$4,516
The aggregate intrinsic value in the preceding table represents the total pretax option holder’s intrinsic value, based on the Company’s closing stock price of Common Stock of $15.75 as of September 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.
The fair value of options vested since December 31, 2005 is $0.3 million. At September 30, 2006, total compensation costs related to non-vested awards not yet recognized amounts to $0.7 million and will be recognized over a weighted average period of 2.2 years.

The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of September 30, 2006:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Remaining Life	Exercise		Remaining Life	Exercise
Exercise Price Range	Shares	in Years	Price	Shares	in Years	Price

$3.39 — $4.59	54,497	0.9	$4.01	54,497	0.9	$4.01
$5.09 — $7.65	543,180	6.7	5.63	345,840	6.1	5.63
$9.83 – $13.49	171,905	7.1	10.73	89,500	5.3	11.55

	769,582	6.4	6.65	489,837	5.3	6.53

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
The following table summarizes the gross carrying amount and accumulated amortization for major categories of acquired intangible assets:

		Gross		Gross
		Carrying		Carrying
	Weighted	Amount	Accumulated	Amount	Accumulated
	Average	Sept 30,	Amortization	Dec. 31,	Amortization
(in thousands)	Life	2006	Sept 30, 2006	2005	Dec 31, 2005

Patents	12 Years	$1,271	$165	$1,271	$91
Trade Names	N/A	553	—	553	—
Completed and unpatented technology	10 Years	487	81	487	45
Government contracts	6 Years	347	96	347	53
Backlog	4 Years	314	217	314	140

Total Intangible assets		$2,972	$559	$2,972	$329

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

Unaudited	Nine Months Ended		Three Months Ended
	October 1, 2005	October 1, 2005	October 1, 2005	October 1, 2005
(in thousands, except for per share data)	As Reported	Pro Forma	As Reported	Pro Forma

Sales	$54,916	$56,615	$20,421	$20,421
Net income	$1,596	$1,388	$790	$790

Basic earnings per share	$0.20	$0.18	$0.10	$0.10
Diluted earnings per share	$0.20	$0.17	$0.10	$0.10
The pro forma results are not necessarily indicative of what would have actually occurred if the acquisition had taken place on January 1, 2005. In addition, they are not intended to be a projection of future results.

4) Discontinued Operations
In December of 2002 the Company announced the discontinuance of the Electroluminescent Lamp Business Group, whose business has involved sales of microencapsulated electroluminescent lamps to customers in the consumer electronics industry. The liabilities of discontinued operations at October 1, 2005 consisted of lease payments for equipment that was used in this business, the remaining payments under these leases were made during 2005. As of December 31, 2005 there were no remaining assets or liabilities of discontinued operations.
5) Inventories
Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

	September 30,	December 31,
(in thousands)	2006	2005

Finished Goods	$3,295	$2,658
Work in Progress	10,235	7,805
Raw Material	13,054	8,550

	$26,584	$19,013

6) Comprehensive Income and Accumulated Other Comprehensive Income
The components of comprehensive income are as follows:

	Nine Months Ended		Three Months Ended
	September 30,	October 1,	September 30,	October 1,
(in thousands)	2006	2005	2006	2005

Net income	$5,138	$1,596	$1,913	$790
Other comprehensive income:
Foreign currency translation adjustments	89	95	18	174
(Loss) gain on derivatives, net of tax	(50)	49	(55)	12

Comprehensive income	$5,177	$1,740	$1,876	$976

The components of accumulated other comprehensive income is as follows:

	September 30,	December 31,
(in thousands)	2006	2005

Cumulative foreign currency adjustments	$888	$799
Accumulated loss on derivatives, net of tax of $25 thousand for 2006 and $– for 2005	(50)	—

Accumulated other comprehensive income	$838	$799

7) Earnings Per Share
The following table sets forth the computation of earnings per share:

	Nine Months Ended		Three Months Ended
	September 30,	October 1,	September 30,	October 1,
(in thousands, except per share data)	2006	2005	2006	2005
| | | |
Net Income	$5,138	$1,596	$1,913	$790

Basic earnings per share weighted average shares	7,933	7,843	7,951	7,858
Net effect of dilutive stock options	277	163	313	236

Diluted earnings per share weighted average shares	8,210	8,006	8,264	8,094

Basic earnings per share	$.65	$.20	$.24	$.10
Diluted earnings per share	$.63	$.20	$.23	$.10
8) Supplemental Retirement Plan and Related Post Retirement Benefits
The Company has a non-qualified supplemental retirement defined benefit plan for certain executives. The following table sets forth information regarding the net periodic pension cost for the plan.

	Nine Months Ended		Three Months Ended
	September 30,	October 1,	September 30,	October 1,
(in thousands)	2006	2005	2006	2005
Service cost	$27	$18	$9	$6
Interest cost	231	231	77	77
Amortization of prior service cost	81	81	27	27
Amortization of net actuarial losses	3	—	1	—

Net periodic cost	$342	$330	$114	$110

Participants in the non-qualified supplemental retirement plan are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The following table sets forth information regarding the net periodic cost recognized for those benefits:

	Nine Months Ended		Three Months Ended
	September 30,	October 1,	September 30,	October 1,
(in thousands)	2006	2005	2006	2005
Service cost	$6	$3	$2	$1
Interest cost	33	30	11	10
Amortization of prior service cost	24	24	8	8
Amortization of net actuarial losses	9	3	3	1

Net periodic cost	$72	$60	$24	$20

9) New Accounting Pronouncements
In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation for SFAS No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with for SFAS No. 109, “Accounting for Income Taxes.” The pronouncement prescribes a recognition threshold and measurement attributable to financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the effect, if any; the adoption of FIN 48 will have on our financial statements.
In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this Statement simplifies and codifies related guidance within generally accepted accounting principles. The Company is in the process of determining the effect, if any; the adoption of Statement No. 157 will have on our financial statements.
In September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R).” The Statement requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. Statement 158 also requires companies to measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions) instead of permitting companies to use a lag of up to three-months permitted by FASB Statement No. 87, “Employers’ Accounting for Pensions”, and FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. The Company is in the process of determining the effect, if any; the adoption of Statement No. 158 will have on our financial statements.
10) Income Taxes
On April 12, 2005, New York State enacted tax legislation resulting in a change to the New York State apportionment methodology. Beginning in 2006, a single sales factor apportionment method will be phased in, with a single sales factor solely used in 2008. It is expected that this enacted legislation will result in a lower apportionment of the Company’s taxable income to New York State, resulting in lower New York state income taxes. Accordingly, the Company’s ability to use or realize New York State tax credits has been reduced. In 2005, the Company has assessed the impact of the new tax legislation and recorded a valuation allowance reducing the Company’s $490 thousand deferred tax asset relating to New York State tax credits to $40 thousand. As a result of this valuation allowance the Company recorded a non-cash charge to income tax expense of $300 thousand or $0.04 per diluted share during the third quarter of 2005. The charge to income tax expense is net of the affect of federal income taxes. The effective tax rate in 2006 returned to a more normal rate of 36.4%
11) Sales To Major Customers
The Company has a significant concentration of business with two customers. Sales to the U.S. Government were approximately 10.9% and 12.9% of revenue during the 3rd quarter and year to date 2006, respectively. Sales to one other customer amounted to approximately 27.3% and 21.6% of its sales during the 3rd quarter and year to date 2006, respectively.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10-K for the year ended December 31, 2005.)
The following table sets forth income statement data as a percent of net sales:

	Nine Months Ended		Three Months Ended
	September 30,	October 1,	September 30,	October 1,
(in thousands)	2006	2005	2006	2005

Sales	100.0%	100.0%	100.0%	100.0%

Cost of products sold	77.4	79.5	77.2	78.1
Selling, general and administrative and other expense	12.0	14.0	12.1	14.2
Interest expense	0.8	0.9	0.8	1.0

Total cost and expenses	90.2	94.4	90.1	93.3
Income before taxes	9.8%	5.6%	9.9%	6.7%

ACQUISITION
On February 3, 2005, the Company acquired the assets of the Airborne Electronic Systems (AES) business unit from a subsidiary of General Dynamics, for $13.0 million. The Company used $6.0 million of cash and borrowed $7.0 million against its line of credit to finance the acquisition. No goodwill was recognized as a result of this acquisition. Operating results for this acquisition are included in the consolidated statement of income from the acquisition date.
SALES
Sales for the third quarter of 2006 increased 39.8% to $28.5 million compared with $20.4 million for the same period last year. Sales to the commercial transport market were $15.8 million, as compared to $7.9 million for the same period of 2005, an increase of $7.9 million or 100.0%. The sales increase to the commercial transport market was a result of increased volume of cabin electronics products. This volume increase was driven by increased installations of in-seat power and in-flight entertainment systems utilizing our products. Sales to the business jet market were $6.3 million, up $2.5 million, or 66.3%, compared with sales of $3.8 million for the same period in 2005. The increase of sales to the business jet market was due primarily to an increase in volume as production of new business jets by the airframe manufacturers increased over last year. Sales to the military market were $6.1 million as compared to $8.3 million last year, a decrease of $2.2 million or 26.3%. The decrease was primarily caused by a $2.2 million decrease in deliveries for F-16 night vision kits for the Korean air force as the Korean program was concluded in 2005.
2006 year to date sales increased 50.2 % to $82.5 million compared with $54.9 million for the same period last year. Sales to the commercial transport market increased $22.6 million, or 100.2% to $45.1 million compared with $22.5 million in the same period last year. This volume increase was driven by increased installations of in-seat power and in-flight entertainment systems utilizing our products. Sales to the business jet market were $16.7 million, up $4.8 million, or 39.9%, compared with $11.9 million for the same period in 2005. The increase of sales to the business jet market was due primarily to an increase in volume as production of new business jets by the airframe manufacturers increased over last year. Sales to the military market were $19.7 million, up from $19.5 million in the same period of 2005. Shipments for the Tactical Tomahawk and Taurus Missile programs were primarily responsible for a $1.9 million increase of sales for airframe power products to the military markets. This was offset by a $3.0 million decrease in deliveries for F-16 night vision kits for the Korean air force as the Korean program was concluded in 2005. The balance of the change for military sales was a result of a general increase in volume.
A portion of the 2006 year to date sales increase is due to the timing of the Astronics Advanced Electronic Systems acquisition. The acquisition date was February 3, 2005, as such the first nine months of 2005 contained only thirty four weeks of sales for Astronics Advanced Electronic Systems as compared with thirty nine weeks in the first nine months of 2006.

EXPENSES AND MARGINS
Cost of products sold as a percentage of sales remained basically flat at 77.2% for the third quarter of 2006 as compared to 78.1% for the same period last year. That slight decrease was primarily a result of the leverage provided by sales volume increases offset by a $0.6 million increase in engineering and development costs.
Year to date costs of products sold decreased by 2.1 percentage points to 77.4 % as compared to 79.5% for the same period last year. That decrease was also a result of the leverage provided by sales volume increases without a corresponding increase to our fixed manufacturing costs. That leverage was partially offset by a $1.0 million increase in engineering and development costs over the same period last year.
Selling, general and administrative and other (SG&A) expenses were $3.5 million in the third quarter of 2006, up from $2.9 million in the same period last year. But as a percent of sales, SG&A expenses was 12.1% for the third quarter of 2006 as compared to 14.2% for the same period in 2005 as sales grew at a faster pace than SG&A spending. The increase in total dollars was primarily due to increased wages and benefits due to increased staffing and compensation related costs and increased costs for audit and other professional services related to Sarbanes-Oxley 404 implementation.
For the first nine months of 2006 SG&A as a percentage of sales was 12.0% compared to 14.0% for the same period of 2005 as sales grew at a faster pace than SG&A spending. In terms of dollars SG&A costs increased $2.2 million to $9.9 million for the first nine months of 2006 from $7.7 million in the first nine months of 2005. The increase was due to increased wages and benefits due to increased staffing and compensation related costs and increased costs for audit and other professional services related to Sarbanes-Oxley 404 implementation. Also, a portion of the 2006 year to date SG&A increase is due to the timing of the Astronics Advanced Electronic Systems acquisition. The acquisition date was February 3, 2005, as such the first nine months of 2005 contained only thirty four weeks of expenses for Astronics Advanced Electronic Systems as compared with thirty nine weeks in the first nine months of 2006.
Net interest expense for the third quarter of 2006 and 2005 was $0.2 million. Net interest expense for the first nine months of 2006 increased by $0.1 million from $0.5 million in 2005 to $0.6 million due to an increase in interest rates.
TAXES
The effective income tax rate for the third quarter of 2006 was 32.3 % compared to 42.8% last year. The 2006 year to date effective income tax rate was 36.4% compared to 47.9% last year. The 2005 tax rate was greater than the Company’s historical rates due primarily to the Company’s assessment of the impact of the new tax legislation in 2005 and the recording of a valuation allowance reducing the Company’s $0.5 million deferred tax asset relating to New York State tax credits to $40 thousand. As a result of this valuation allowance the Company recorded a non-cash charge to income tax expense of $0.3 million or $.04 per share during the second quarter of 2005.
NET INCOME AND EARNINGS PER SHARE
Net income for the third quarter of 2006 was $1.9 million or $0.23 per diluted share, an increase of $1.1 million from $0.8 million, or $0.10 per diluted share in the third quarter of 2005. The earnings per share increase was due to increased net income and was not significantly impacted by a change in shares outstanding.
LIQUIDITY
Cash used by operating activities totaled $2.7 million during the first nine months of 2006, as compared with $1.4 million of cash provided by operations during the first nine months of 2005. The change was due primarily to net income being offset by increased investment in net working capital components, primarily inventory and receivables associated with our increasing sales.
Cash used in investing activities decreased to $2.4 million in the first nine months of 2006, from $14.3 million used in the first nine months of 2005. This was due primarily to last year’s $13.4 million acquisition of Astronics

Advanced Electronic Systems, offset partially by proceeds from the sale of short-term investments of $1.0 million in 2005. Capital expenditures increased by $0.5 million to $2.3 million in 2006 compared to $1.8 million in 2005.
In the first nine months of 2006 cash provided by financing activities totaled $1.3 million. The Company borrowed $0.9 million using its revolving credit facility and had proceeds from the issuance of stock relating to the exercise of stock options totaling $0.9 million. This was partially offset by principal payments against the long term debt of $0.5 million.
The Company has a $15 million demand line of credit facility. Interest on outstanding borrowings bears interest at either LIBOR plus an applicable margin, currently 150 basis points or prime interest rate, at the Company’s option. At September 30, 2006 the Company had $7.9 million outstanding on the line of credit. The line is subject to annual review and is payable on demand. The line of credit, among other requirements, imposes certain financial performance covenants measured on an annual basis with which the Company anticipates it will be compliant.
During the third quarter the Company committed to proceed with an expansion to its East Aurora, NY operation. The facility is expected to be completed in the first half of 2007 and will add 57,000 square feet of production capacity. The cost for the expansion, including the initial acquisition of machinery and equipment is expected to be approximately $7.5 million. The project has received an Industrial Revenue Bond inducement from the Erie County Industrial Development Agency and expects to finance the project through the issuance of long term Industrial Revenue Bonds.
The Company believes that cash flow from operations and its available credit facility will be adequate to meet the Company’s operational and capital expenditure requirements for 2006.
BACKLOG
The Company’s backlog at September 30, 2006 was $86.4 million compared with $77.6 million at October 1, 2005.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The Company’s contractual obligations and commercial commitments have not changed materially from disclosures in the Company’s Form 10-K for the year ended December 31, 2005 except for those related to the 57,000 square foot building expansion project in East Aurora, NY. As of September 30, 2006, the Company estimates that obligations related to that project range between $0.7 and $1.0 million.
MARKET RISK
Risk due to fluctuation in interest rates is a function of the Company’s floating rate debt obligations, which total approximately $9.8 million at September 30, 2006. To partially offset this exposure, the Company entered into an interest rate swap in February 2006, on its New York Industrial Revenue Bond which effectively fixes the rate at 3.99% on this $4.3 million obligation through January 2016. As a result, a change of 1% in interest rates would impact annual net income by less than $0.1 million.
There have been no material changes in the current year regarding the market risk information for its exposure to currency exchange rates. The Company has limited exposure to fluctuation in Canadian currency exchange rates to the U.S. dollar.
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for a complete discussion of the Company’s market risk.
CRITICAL ACCOUNTING POLICIES
Refer to the Company’s annual report on Form 10-K for the year ended December 31, 2005 for a complete discussion of the Company’s critical accounting policies. Other than the adoption of SFAS 123(R), “Share-Based Payments,” (see Note 2 of the Notes to Consolidated Financial Statements) there have been no significant changes in the current year regarding critical accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS
During the first quarter of 2006, we adopted SFAS 123(R), “Share-Based Payment,” applying the modified prospective method. This Statement requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of earnings based on the grant date fair value of the award. Under the modified prospective method, we are required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. We use a straight-line method of attributing the value of stock-based compensation expense, based on vesting. Stock compensation expense was $0.1 million in the third quarter of 2006 and $0.4 million year to date, after taxes. No stock compensation expense was recognized prior to 2006.
In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation for SFAS No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with for SFAS No. 109, “Accounting for Income Taxes.” The pronouncement prescribes a recognition threshold and measurement attributable to financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the effect, if any; the adoption of FIN 48 will have on our financial statements.
In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this Statement simplifies and codifies related guidance within generally accepted accounting principles. The Company is in the process of determining the effect, if any; the adoption of Statement No. 157 will have on our financial statements.
In September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R).” The Statement requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. Statement 158 also requires companies to measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions) instead of permitting companies to use a lag of up to three-months permitted by FASB Statement No. 87, “Employers’ Accounting for Pensions”, and FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. The Company is in the process of determining the effect, if any; the adoption of Statement No. 158 will have on our financial statements.
FORWARD-LOOKING STATEMENTS
This Quarterly Report contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involves uncertainties and risks. These statements are identified by the use of the words “believes,” “expects,” “intends,” “anticipates,” “may,” “will,” “estimate,” “potential” and words of similar import. Readers are cautioned not to place undue reliance on these forward looking statements as various uncertainties and risks could cause actual results to differ materially from those anticipated in these statements. These uncertainties and risks include the success of the Company with effectively executing its plans; the timeliness of product deliveries by vendors and other vendor performance issues; changes in demand for our products from the U.S. government and other customers; the acceptance by the market of new products developed; our success in cross-selling products to different customers and markets; changes in government contracts; the state of the commercial and business jet aerospace market; the Company’s success at increasing the content on current and new aircraft platforms; the level of aircraft build rates; as well as other general economic conditions and other factors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Market Risk in Item 2, above.
Item 4. Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006. There were no material changes in the Company’s internal control over financial reporting during the third quarter of 2006.

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
Item 2. Unregistered sales of equity securities and use of proceeds.
(c) The following table summarizes the Company’s purchases of its common stock for the quarter ended September 30, 2006:

			(c) Total number of	(d) Maximum
	(a) Total		shares Purchased as	Number of Shares
	number of	(b) Average	part of Publicly	that May Yet Be
	shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs
July 2 – July 29, 2006	—	—	—	432,956
July 30 – August 26, 2006	—	—	—	432,956
August 27 – September 30, 2006	—	—	—	432,956
Total	—	—	—	432,956
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
On August 7, 2006, Astronics Corporation issued a news release in Form 8-K announcing its financial results for the second quarter of 2006.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRONICS CORPORATION
(Registrant)

Date: November 14, 2006	By: /s/ David C. Burney David C. Burney
Vice President-Finance and Treasurer
(Principal Financial Officer)