Form 10-K/A
period 2005-12-31
ASTRONICS CORP
filed 2007-03-14
CIK 8063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10–K/A
AMENDMENT NO. 1

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
(Address of principal executive office)
(716) 805-1599
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12 (g) of the Act:
$.01 par value Common Stock; $.01 par value Class B Stock
(Title of Class)
     Indicate by checkmark if the registrant is a well- known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by checkmark if the registrant is not required to file report pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by checkmark if the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of March 17, 2006, 7,909,101 shares were outstanding, consisting of 6,423,523 shares of Common Stock $.01 Par Value and 1,485,578 shares of Class B Stock $.01 Par Value. The aggregate market value, as of the last business day of the Company’s most recently completed second fiscal quarter, of the shares of Common Stock and Class B Stock of Astronics Corporation held by non-affiliates was approximately $62,500,000 (assuming conversion of all of the outstanding Class B Stock into Common Stock and assuming the affiliates of the Registrant to be its directors, executive officers and persons known to the Registrant to beneficially own more than 10% of the outstanding capital stock of the Corporation).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders to be held May 12, 2006 are incorporated by reference into Part III of this Report.

EXPLANATORY NOTE
This amendment on Form 10-K/A (“Form 10-K/A”) to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005, initially filed with the Securities and Exchange Commission on March 27, 2006 (the “Original Filing”), reflects 2005 restated consolidated financial statements and related footnote disclosures to correct an error relating to a bill and hold arrangement which overstated sales reported on the income statement for the year ended December 31, 2005 by $1.0 million and net income by $0.4 million.
As required by Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, Astronic’s principal executive officer and principal financial officer are providing Rule 13a-14(a) certifications dated March 14, 2007 in connection with this Form 10-K/A (but otherwise identical to their prior certifications) and are also furnishing, but not filing, written statements pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated March 14, 2007 (but otherwise identical to their prior statements); and Astronics is re-filing the Consent of Independent Registered Public Accounting Firm dated March 14, 2007 (identical to the previously filed consent).
On March 5, 2007, the Company concluded that its financial statements for the year ended December 31, 2005 should be restated to correct an error whereby the Company incorrectly reported revenue from a bill and hold arrangement with one customer.
This correction resulted in the following:

December 31,
(In thousands except per share amounts)	2005
a) A reduction in Sales	$998
b) A reduction in Cost of Products Sold associated with the reduction in Sales	368
c) A reduction in Income Before Taxes from Continuing Operations	630
d) A reduction in Income Tax Expense associated with the reduction in Income Before Taxes from Continuing Operations	214
e) A reduction in Net Income	416
f) A reduction of Basic Earnings Per Share	.06
g) A reduction of Diluted Earnings Per Share	.05
h) An increase in Deferred Revenue due to the related decrease in Sales	998
i) An increase in Finished Goods Inventory due to the related decrease in Cost of Products Sold	368
j) A increase in Current Deferred Tax Assets associated with the reduction in Income Before Taxes from Continuing Operations	214
k) A reduction in Retained Earnings associated with the correction	416
This Amendment No. 1 amends only the following portions of the 10-K; the remainder of the form 10K is unchanged and is not reproduced in the Amendment No. 1. The Amendment No. 1 does not reflect the events occurring after the original filing date of the Form 10-K. Also, the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act (See Exhibits 31 and 32).
This Amendment No. 1 contains changes to the following disclosures:

Part II, Item 6 – Selected Financial Data
Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II, Item 8 – Financial Statements and Supplementary Data
Part II, Item 9A – Controls and Procedures
Part IV, Item 15 – Exhibits, Financial Statement Schedules and reports on Form 8-K

ITEM 6. SELECTED FINANCIAL DATA (RESTATED)
Five-Year Performance Highlights

	2005(1)
(dollars in thousand, except for per share data)	(Restated)	2004	2003	2002	2001

PERFORMANCE (continuing operations)
Sales — Core Business	$74,354	$34,696	$32,452	$32,866	$32,491
Sales — Original F-16 NVIS Program	—	—	730	10,074	20,100

Sales	74,354	34,696	33,182	42,940	52,591
Income (Loss) from Continuing Operations	$2,237	$(734)	$782	$4,047	$5,821
Net Margin	3.0%	(2.1)%	2.4%	9.4%	11.1%
Diluted Earnings (Loss) per Share, Continuing Operations	$0.28	$(0.09)	$0.10	$0.49	$0.70
Weighted Average Shares Outstanding — Diluted	8,038	7,766	7,815	8,208	8,346
Return on Average Assets	4.0%	(1.6)%	1.7%	8.8%	13.7%
Return on Average Equity	9.3%	(3.2)%	3.4%	21.5%	45.5%

YEAR-END FINANCIAL POSITION (continuing operations)
Working Capital	$13,349	$18,104	$18,767	$13,834	$11,863
Total Assets	66,439	45,236	45,474	46,607	45,579
Long Term Debt	10,304	11,154	12,482	13,110	15,529
Shareholders’ Equity	25,418	22,660	22,940	22,550	15,177
Book Value Per Share	$3.22	$2.91	$2.96	$2.87	$1.88

OTHER YEAR-END DATA (continuing operations)
Depreciation and Amortization	$2,373	$1,273	$1,212	$1,269	$1,441
Capital Expenditures	$2,498	$1,136	$420	$397	$838
Shares Outstanding	7,901	7,800	7,742	7,870	8,085
Number of Registered Shareholders	777	829	812	834	876
Number of Employees	702	424	369	412	437

(1)	– Includes the effects of the acquisition of Astronics Advanced Electronic Systems Corp on February 3, 2005.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (RESTATED)
OVERVIEW
     The financial information presented for the year ended December 31, 2005 has been restated to reflect the correction of an error related to a bill and hold arrangement. See “Explanatory Note” at the beginning of this filing and Footnote 13 in Item 8. The 2005 financial information has been updated for this correction.
     Astronics Corporation, through its subsidiaries Luminescent Systems Inc. and Luminescent Systems Canada Inc. and most recently with the February 2005 acquisition of Astronics Advanced Electronic Systems Corp., designs and manufactures lighting systems and components, electrical power generation, in-flight control and power distribution systems for aircraft. We operate four principal facilities located in New York State, New Hampshire, Washington State and Quebec, Canada. We serve the three primary aircraft markets which are the military, commercial transport and the business jet markets. In 2005, sales to the military accounted for 37% of total sales. Sales to the commercial transport market and the business jet market were 41% and 21%, respectively. Astronics strives to offer comprehensive lighting and electrical systems for aircraft which we believe make the Company unique in our ability to serve our customers.
     On February 3, 2005, the Company acquired substantially all of the assets of the General Dynamics — Airborne Electronic Systems (AES) business unit from a subsidiary of General Dynamics. Astronics acquired the business for $13.0 million in cash. The Company financed the acquisition and related costs by borrowing $7.0 million on its revolving line of credit and used $6.4 million of cash on hand. For the year ended December 31, 2005, AES had sales of $27.6 million and a pre tax profit of $2.4 million. In 2004, AES had a pre tax loss of approximately $8 million. The loss was primarily a result of costs relating to a development program that included significant termination fees. See Note 10 of Item 8 Financial Statements and Supplementary Data for pro forma financial information. AES produces a wide range of products related to electrical power generation, in-flight control, and power distribution on military, commercial transport, business jet and missile platforms.
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
     One of the principal markets we serve is the commercial transport market. The addition this year of Astronics AES has increased our exposure to the commercial transport market. As the financial condition of the world’s airlines improves and stabilizes, the airlines are beginning to increase investments in new aircraft purchases and cabin improvements. Many airlines are expanding the number of seats equipped with in-flight entertainment systems and in-seat power. We are in a strong position to benefit from this trend with our power and data technology acquired in the Astronics AES acquisition. We believe we will benefit from the expected continued strength of this market. Our increased exposure to this market also means we have greater down side risk should the commercial transport market enter a period of retraction as it did for several years beginning in 2001. If that were to occur, it is likely that commercial airlines would reduce spending on these types of programs and have a significant negative impact on our business. The power and data business accounted for 21% of our sales and 46% of our bookings in 2005.

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
     We ended the year with a backlog of $96.1 million of which approximately $58 million is expected to be delivered during 2006. Provided that the economy maintains its strength we anticipate that new aircraft build rates will continue to increase over the next several years providing increased opportunities to grow revenue and profits. We expect discretionary spending by the airlines will continue as the global commercial transport market continues its recovery. We expect that the military market will continue to offer opportunities for us to increase the value of the content that we provide on a growing base of aircraft platforms.
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

Revenue Recognition
     Revenue is recognized on the accrual basis, principally as units are delivered. The Company manufactures most of its products on a build to order basis and ships products upon completion or shortly thereafter. There are no significant contracts allowing for right of return. The Company does evaluate and record an allowance for any potential returns based on experience and any known circumstances. For the years ended December 31, 2005, 2004 and 2003 no allowances were recorded for contracts allowing for right of return. A trade receivable is recorded at the value of the sale.
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
Inventory Valuation
     The Company records valuation reserves to provide for slow moving or obsolete inventory or to reduce inventory to the lower of cost or market value. In determining the appropriate reserve, Management considers overall inventory levels in relation to forecasted demands. At December 31, 2005, the Company’s reserve for inventory valuation was $4.8 million, or 19.8% of gross inventory. This is an increase of $4.1 million from $0.7 million at December 31, 2004 which represented 9% of gross inventories. Approximately $4.0 million of the increase was added as result of the AES acquisition on February 3, 2005.
Deferred Tax Asset Valuation Allowances
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We record a valuation allowance to reduce deferred tax assets to the amount of future tax benefit that we believe is more likely than not to be realized. We consider recent earnings projections, allowable tax carry forward periods, tax planning strategies and historical earnings performance to determine the amount of the valuation allowance. Changes in these factors could cause us to adjust our valuation allowance, which would impact our income tax expense when we determine that these factors have changed.
     As of December 31, 2005, the Company had a net deferred tax asset of $0.8 million, net of a $0.3 million valuation allowance, net of federal tax benefit. These assets relate principally to liabilities or asset valuation reserves that result in timing difference between generally acceptable accounting principles recognition and treatment for income tax purposes, as well as a state investment tax credit carry-forward.
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
RESULTS OF OPERATIONS
Sales
     Sales for 2005 increased by $39.7 million to $74.4 million, up from $34.7 million in 2004, an increase of 114%. The increase was the result of the 2005 acquisition of Astronics AES, contributing $27.6 million and an increase in organic sales of $12.1 million. Organic sales increased in the business jet market by $4.0 million, the commercial transport market by $1.2 million and the military market by $7.0 million. These were offset partially by a $0.1 million decrease in sales to other markets. The increase in organic sales to the business jet market was primarily a result of increased production rates for new aircraft. The increase in organic sales to the military market was primarily the result of the Korean F-16 night vision retro-fit program which accounted for $4.8 million and an increase in overall volume on a wide variety of programs. Astronics AES 2005 sales were $0.7 million to the business jet market, $22.4 million to the commercial transport market and $4.5 million to the military market.
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
Expenses
     Cost of sales as a percentage of sales decreased by 6.7 percentage points to 80.0 % in 2005 from 86.7% in 2004. This decrease was due to improved margins for the organic business and the addition of Astronics AES that had 2005 cost of sales totaling 72.0% of sales. Cost of sales, for the organic business as a percentage of sales decreased two percentage points to 84.7% in 2005 from 86.7% in 2004. This was a result of leverage provided by the increased revenues somewhat offset by an increase for engineering and design costs of $1.4 million to $7.2 million in 2005 as compared with $5.8 million in 2004. This increase in spending was due to the Company’s continued development of exterior lighting products, cabin lighting and higher value added cockpit lighting opportunities. It is our intention to continue investing in capabilities and technologies as needed that allows us to execute our strategy to increase the ship set content and value we provide on aircraft in all markets that we serve. The rate of spending on these activities, however, will largely be driven by opportunities that the market presents.
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
Income from Continuing Operations Before Taxes
     Income from Continuing Operations Before Taxes in 2005 increased by $5.4 million to a profit of $4.2 million from a loss of $1.2 million in 2004. This increase was a result of both the acquisition of Astronics AES, which contributed $2.4 million and improved margins in Astronics organic business. Leverage created by increased organic sales volume was somewhat offset by our increased engineering costs in 2005 which were a result of an increase in personnel as well as increased costs for goods and services supplied by vendors for qualification testing, outsourced testing and design work.
     Income from Continuing Operations Before Taxes in 2004 decreased by $2.2 million to a loss of $1.2 million from a profit of 1.0 million in 2003. This decrease was a result of the increase in engineering costs referred to in preceding paragraphs.

Income Taxes
     The effective tax rate was 46.3% in 2005, 8.4 percentage points higher than the effective tax rate of 37.9% in 2004. The majority of the increase was due to a reserve that we recorded to reduce our deferred tax assets relating to New York State investment tax credit carry forwards. In 2005, new tax legislation was passed that we expect will reduce the allocation of future taxable income to New York State. As a result, we expect our future tax liability to be significantly reduced and do not expect to utilize all of these credits before they expire. In the second quarter of 2005, the Company recorded a valuation allowance reducing the Company’s $0.3 million deferred tax asset relating to these state tax credits to $0.03 million. As a result of this valuation allowance, the Company recorded a non-cash charge to income tax expense of $0.3 million, net of federal taxes. We expect our effective tax rate for future years to be closer to the statutory rates in effect at those times.
     The effective tax rate was 37.9% in 2004, 12.3 percentage points higher than the effective tax rate of 25.5% in 2003. The increase was primarily due to recognition in 2003 of research and development tax credits from prior years which reduced the effective tax rate for that year.
Contractual Obligations

(in thousands)	Payments due by period
	Total	2006	2007-2008	2009-2010	After 2010

Note Payable	$7,000	$7,000	$—	$—	$—
Long-Term Debt	11,217	914	1,830	1,832	6,641
Interest on Long-Term Debt	1,108	173	305	249	381
Operating Leases	2,937	1,314	1,620	3	—
Purchase Obligations	14,567	11,687	2,880	—	—
Other Long Term Liabilities*	1,420	242	518	373	287

Total Contractual Obligations	$38,249	$21,330	$7,153	$2,457	$7,309

*	Excludes Supplemental Retirement Plan and related Post Retirement Obligations for which we anticipate making $0.4 million in payments in 2006.
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
     Cash used for investing activities was $15.0 million in 2005 compared with $2.4 million in 2004, a $12.6 million increase. The increase was primarily due to the Astronics AES acquisition of $13.4 million. Cash used for investing activities in 2003 was $0.7 million.
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
BACKLOG
     At December 31, 2005, the Company’s backlog was $96.1 million compared with $27.2 million at December 31, 2004. The Company acquired $45.9 million of backlog with the acquisition of Astronics AES.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Astronics Corporation
We have audited the accompanying consolidated balance sheets of Astronics Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astronics Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 13 of the consolidated financial statements, the Company restated its 2005 consolidated financial statements.
/s/ Ernst & Young LLP
Buffalo, New York
February 3, 2006,
except for Note 13, as to which the date is
March 14, 2007

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
ASTRONICS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

	Year ended December 31,
	2005
(in thousands, except per share data)	(restated)	2004	2003

Sales	$74,354	$34,696	$33,182
Cost and Expenses
Cost of products sold	59,484	30,087	26,439
Selling, general and administrative expenses	10,246	5,477	5,494
Interest expense, net of interest income of $29, $127 and $190	735	282	200
Other (income) expense	(278)	32	—

Total Costs and Expenses	70,187	35,878	32,133

Income (Loss) from Continuing Operations Before Income Taxes	4,167	(1,182)	1,049
Provision (Benefit) for Income Taxes	1,930	(448)	267

Income (Loss) from Continuing Operations	2,237	(734)	782

Income from Discontinued Operations	—	—	331

Net Income (Loss)	$2,237	$(734)	$1,113

Basic Earnings (Loss) per Share
Continuing Operations	$.28	$(.09)	$.10
Discontinued Operations	—	—	.04

Net Income (Loss)	$.28	$(.09)	$.14

Diluted Earnings (Loss) per Share
Continuing Operations	$.28	$(.09)	$.10
Discontinued Operations	—	—	.04

Net Income (Loss)	$.28	$(.09)	$.14

See notes to financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
ASTRONICS CORPORATION
CONSOLIDATED BALANCE SHEET

	December 31,
	2005
(in thousands, except per share data)	(Restated)	2004

ASSETS
Current Assets:
Cash and Cash Equivalents	$4,473	$8,476
Short-term Investments	—	1,000
Accounts Receivable, Net of Allowance for Doubtful Accounts of $365 in 2005 and $259 in 2004	12,635	5,880
Inventories	19,381	7,110
Prepaid Expenses	626	560
Prepaid Income Taxes	—	796
Deferred Income Taxes	989	660

Total Current Assets	38,104	24,482

Property, Plant and Equipment, at Cost:
Land	1,143	1,143
Buildings and Improvements	12,007	12,007
Machinery and Equipment	18,515	12,102

	31,665	25,252
Less Accumulated Depreciation and Amortization	11,204	10,031

Net Property, Plant and Equipment	20,461	15,221

Deferred Income Taxes	—	488
Intangibles net of accumulated amortization of $329 in 2005 and $- in 2004	3,400	951
Other Assets	1,788	1,479
Goodwill	2,686	2,615

Total Assets	$66,439	$45,236

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current Maturities of Long-term Debt	$914	$908
Note Payable	7,000	—
Current Liabilities of Discontinued Operations	—	533
Accounts Payable	5,421	2,551
Accrued Payroll and Employee Benefits	3,861	1,309
Income Taxes Payable	171	—
Customer Advanced Payments and Deferred Revenue	5,402	—
Contract Loss Reserves	830	—
Other Accrued Expenses	1,156	1,077

Total Current Liabilities	24,755	6,378

Long-term Debt	10,304	11,154
Supplemental Retirement Plan and Other Benefits	4,494	4,543
Other Liabilities	1,317	501
Deferred Income Taxes	151	—

Shareholders’ Equity
Common Stock, $.01 par value — Authorized 20,000,000 Shares, issued 7,082,100 in 2005; 6,633,805 in 2004	71	66
Class B Stock, $.01 par value — Authorized 5,000,000 Shares, Issued 1,603,323 in 2005; 1,950,517 in 2004	16	19
Additional Paid-in Capital	3,808	3,432
Accumulated Other Comprehensive Income	799	656
Retained Earnings	24,443	22,206

	29,137	26,379

Less Treasury Stock: 784,250 Shares in 2005 and 2004	3,719	3,719

Total Shareholders’ Equity	25,418	22,660

Total Liabilities and Shareholders’ Equity	$66,439	$45,236

See notes to financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
ASTRONICS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended December 31,
	2005
(in thousands)	(Restated)	2004	2003

Cash Flows from Operating Activities
Income (Loss) from Continuing Operations	$2,237	$(734)	$782
Adjustments to Reconcile Income (Loss) from Continuing Operations to Cash provided by Operating Activities:
Depreciation and Amortization	2,373	1,273	1,212
Provision for Doubtful Accounts	124	397	(78)
Deferred Taxes Provision (Benefit)	93	(40)	175
(Gain) Loss on Disposal of Assets	(41)	32	—
Cash Flows from Changes in Operating Assets and Liabilities, Excluding the Effects of Acquisitions:
Accounts Receivable	(828)	(1,287)	696
Inventories	(4,874)	(1,138)	671
Prepaid Expenses and Other Assets	(67)	149	(427)
Accounts Payable	677	885	(400)
Accrued Expenses	2,079	328	(383)
Customer Advanced Payments and Deferred Revenue	4,722	—	—
Contract Loss Reserves	(2,909)	—	—
Income Taxes	1,182	(65)	(429)
Supplemental Retirement Plan and Other Liabilities	282	343	307

Cash provided by Operating Activities	5,050	143	2,126

Cash Flows from Investing Activities
Purchases of Short-term Investments	—	(4,000)	—
Proceeds from Sale of Short-term Investments	1,000	3,000	—
Business Acquisition	(13,366)	—	—
Capital Expenditures	(2,498)	(1,136)	(420)
Other	(233)	(322)	(284)
Proceeds from the Sale of Assets	56	34	—

Cash used for Investing Activities	(15,041)	(2,424)	(704)

Cash Flows from Financing Activities
Proceeds from Spin-off of MOD-PAC CORP.	—	—	4,751
Principal Payments on Long-term Debt	(897)	(1,452)	(879)
Proceeds from Note Payable	7,000	—	—
Unexpended Industrial Revenue Bond Proceeds	—	555	—
Proceeds from Issuance of Stock	343	133	35
Purchase and Retirement of Stock	—	—	(606)
Purchase of Stock for Treasury	—	—	(497)

Cash provided by (used for) Financing Activities	6,446	(764)	2,804

Effect of Exchange Rates on Cash	(11)	(133)	64

Cash (used for) provided by Continuing Operations	(3,556)	(3,178)	4,290
Cash used for Discontinued Operations – Operating Activities	(447)	(154)	(204)

Cash and Cash Equivalents at Beginning of Year	8,476	11,808	7,722

Cash and Cash Equivalents at End of Year	$4,473	$8,476	$11,808

Disclosure of Cash Payments (Refunds) for:
Interest — Continuing Operations	$764	$396	$404
Income taxes — Continuing Operations	651	(421)	840
Interest — Discontinued Operations	—	—	9
Income taxes — Discontinued Operations	—	—	185
See notes to financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
ASTRONICS CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

								Accumulated
	Common Stock		Class B Stock					Other
	Shares	Par	Shares	Par	Treasury Stock		Paid-In	Comprehensive	Retained	Comprehensive
(dollars and shares in thousands)	Issued	Value	Issued	Value	Shares	Cost	Capital	Income (Loss)	Earnings	Income

Balance at December 31, 2002	6,441	$64	2,132	$21	703	$3,222	$3,790	$(545)	$42,831

Net Income for 2003									1,113	1,113
Minimum Pension Liability Adjustment (net of income taxes of $127)								207		207
Currency Translation Adjustments								573		573
Mark to Market Adjustments for Derivatives (net of income taxes of $44)								66		66

Total Comprehensive Income										$1,959

Common Stock Purchased and Retired	(98)	(1)					(606)
Treasury Stock Purchased					81	497
Exercise of Stock Options (including income tax benefit of $50)	38	1	13				85
Class B Stock converted to Common Stock	102	1	(102)	(1)
Spin-off of MOD-PAC CORP								64	(21,004)

Balance at December 31, 2003	6,483	$65	2,043	$20	784	$3,719	$3,269	$365	$22,940

Net Loss for 2004									(734)	$(734)
Currency Translation Adjustments								197		197
Mark to Market Adjustments for Derivatives (net of income taxes of $57)								94		94

Total Comprehensive Income										$(443)

Exercise of Stock Options (including income tax benefit of $30)	52		6				163
Class B Stock converted to Common Stock	99	1	(99)	(1)

Balance at December 31, 2004	6,634	$66	1,950	$19	784	$3,719	$3,432	$656	$22,206

Net Income for 2005 (Restated)									2,237	$2,237
Currency Translation Adjustments								83		83
Mark to Market Adjustments for Derivatives (net of income taxes of $33)								60		60

Total Comprehensive Income (Restated)										$2,380

Exercise of Stock Options (including income tax benefit of $35)	84	1	17	1			376
Class B Stock converted to Common Stock	364	4	(364)	(4)

Balance at December 31, 2005 (Restated)	7,082	$71	1,603	$16	784	$3,719	$3,808	$799	$24,443

See notes to financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
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
Revenue and Expense Recognition
     Revenue is recognized on the accrual basis, generally at the time of shipment of goods. There are no significant contracts allowing for right of return. The Company does evaluate and record an allowance for any potential returns based on experience and any known circumstances. For the years ended December 31, 2005, 2004 and 2003 no allowances were recorded for contracts allowing for right of return. A trade receivable is recorded at the value of the sale. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company records a valuation allowance to account for potentially uncollectible accounts receivable. The allowance is determined based on Management’s knowledge of the business and specific customers and review and analysis of accounts receivable agings. After collection efforts have been exhausted, uncollected balances are charged off to the allowance. At December 31, 2005, the Company’s allowance for doubtful accounts for accounts receivable was $0.4 million, or 3% of gross accounts receivable. At December 31, 2004, the Company’s allowance for doubtful accounts was $0.3 million, or 4% of gross accounts receivable. In addition, at December 31, 2005 and 2004, the Company fully reserved the balance of a non-current note receivable in the amount of $0.6 million
     Cost of products sold includes the costs to manufacture products such as direct materials and labor and manufacturing overhead as well as all engineering and developmental costs. Selling, general and administrative expenses include costs primarily related to our sales and marketing departments and administrative departments. Shipping and handling costs are expensed as incurred and are included in costs of products sold.
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

     The following table provides pro forma earnings information as if the Company recorded compensation expense based on the fair value of stock options:

	2005
(in thousands, except per share data)	(Restated)	2004	2003

Income (Loss) from Continuing Operations, as reported	$2,237	$(734)	$782
Stock-based compensation included in net income (loss) as reported	—	—	—
Adjustment to record compensation expense for Stock Option awards under the Fair Value Method of Accounting	(302)	(273)	(446)

Pro Forma Income (Loss) from Continuing Operations	$1,935	$(1,007)	$336

Net Income (Loss), as reported	$2,237	$(734)	$1,113
Stock-based compensation included in net income (loss) as reported	—	—	—
Adjustment to record compensation expense for Stock Option Awards under the Fair Value Method of Accounting	(302)	(273)	(225)

Pro Forma Net Income (Loss)	$1,935	$(1,007)	$888

Pro Forma Basic Earnings (Loss) Per Share:
Continuing Operations	$.25	$(.13)	$.04
Net Income (Loss)	$.25	$(.13)	$.11
Pro Forma Diluted Earnings (Loss) Per Share:
Continuing Operations	$.24	$(.13)	$.04
Net Income (Loss)	$.24	$(.13)	$.11
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
Inventories
     Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories at December 31 are as follows:

	2005
(in thousands)	(Restated)	2004

Finished Goods	$3,026	$644
Work in Progress	7,805	1,068
Raw Material	8,550	5,398

	$19,381	$7,110

     The Company records valuation reserves to provide for slow moving or obsolete inventory or to reduce inventory to the lower of cost or market value. In determining the appropriate reserve, Management considers overall inventory levels in relation to forecasted demands. At December 31, 2005, the Company’s reserve for inventory valuation was $4.8 million, or 19.8% of gross inventory. This is an increase of $4.1 million from $0.7 million at December 31, 2004 which represented 9% of gross inventories. Approximately $4.0 million of the increase was added as result of the AES acquisition on February 3, 2005.
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
     The Company recognized no goodwill as a result of the acquisition of Astronics AES in February 2005. The changes in the carrying amount of goodwill are as follows:

(in thousands)	2005	2004

Balance at January 1,	$2,615	$2,444
Foreign currency translations	71	171

Balance at December 31,	$2,686	$2,615

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
Earnings per Share
     Earnings per share computations are based upon the following table:

	2005
(in thousands, except per share data)	(Restated)	2004	2003

Income (Loss) from continuing operations	$2,237	$(734)	$782
Income from discontinued operations	—	—	331

Net Income (Loss)	$2,237	$(734)	$1,113

Basic earnings weighted average shares	7,855	7,766	7,761
Net effect of dilutive stock options	183	—	54

Diluted earnings weighted average shares	8,038	7,766	7,815

Basic earnings (loss) per share continuing operations	$.28	$(.09)	$.10
Discontinued operations	—	—	.04

Net Income (loss)	$.28	$(.09)	$.14

Diluted earnings (loss) per share continuing operations	$.28	$(.09)	$.10
Discontinued operations	—	—	.04

Net Income (loss)	$.28	$(.09)	$.14

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

NOTE 2 LONG-TERM DEBT AND NOTE PAYABLE
Long-term debt consists of the following:

(in thousands)	2005	2004

Note Payable at Canadian Prime payable $12 monthly through 2016 with interest (Canadian prime was 5.00% at December 31, 2005)	$1,538	$1,618
Industrial Revenue Bonds issued through the Erie County, New York Industrial Development Agency payable $350 annually through 2019 with interest reset weekly (3.6% at December 31, 2005)	4,345	4,695
Industrial Revenue Bonds issued through the Business Finance Authority of the State of New Hampshire payable $400 annually through 2018 with interest reset weekly (3.6% at December 31, 2005)	5,250	5,650
Other	85	99

	11,218	12,062
Less current maturities	914	908

	$10,304	$11,154

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
NOTE 3 STOCK OPTION AND PURCHASE PLANS
     A summary of the Company’s stock option activity, excluding MOD-PAC employees, and related information for the years ended December 31 follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at the Beginning of the Year	724,080	$5.83	538,931	$5.88	392,703	$6.79
Options Granted	165,100	8.10	254,100	5.30	98,700	6.60
Adjustments to Maintain Intrinsic Value as a result of MOD-PAC’ s Spin-off	—	—	—	—	105,177	(1.43)
Options Exercised	(61,459)	2.96	(23,490)	1.07	(50,899)	1.30
Options Forfeited	(26,138)	6.76	(45,461)	5.88	(6,750)	8.79

Outstanding at the End of the Year	801,583	6.49	724,080	5.83	538,931	5.88

Exercisable at December 31	468,967	$6.28	483,135	$5.90	292,982	$4.85

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

     The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of December 31, 2005:

	Outstanding			Exercisable
		Weighted Average	Weighted		Weighted
		Remaining Life	Average		Average
Exercise Price Range	Shares	in Years	Exercise Price	Shares	Exercise Price

$2.18-$4.60	77,987	1.2	$3.49	77,987	$3.49
$5.09- $7.65	554,639	7.5	$5.63	310,310	$5.61
$9.83 - $13.49	168,957	6.7	$10.67	80,670	$11.48

	801,583	6.7	$6.49	468,967	$6.28

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

NOTE 4 INCOME TAXES
     Pretax losses from the Company’s foreign subsidiary amounted to $(0.5) million, $(1.0) million and $(0.2) million for 2005, 2004 and 2003 respectively. The balances of pretax earnings for each of those years were domestic.
     The provision (benefit) for income taxes for continuing operations consists of the following:

	2005
(in thousands)	(Restated)	2004	2003

Current
US Federal	$1,817	$(56)	$81
Foreign	(109)	(399)	(28)
State	129	47	39
Deferred	93	(40)	175

	$1,930	$(448)	$267

     The effective tax rates differ from the statutory federal income tax as follows:

	2005
	(Restated)	2004	2003

Statutory Federal Income Tax Rate	34.0%	(34.0%)	34.0%
Permanent Items, Net	(0.9%)	0.6%	1.4%
Foreign Taxes (benefits)	2.8%	(7.1%)	3.4%
State Income Tax, Net of Federal Income Tax Benefit	9.4%	0.1%	2.5%
Research and Development Credits	—	—	(13.0%)
Other	1.0%	2.5%	(2.8%)

	46.3%	(37.9%)	25.5%

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
     Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows:

	2005
(in thousands)	(Restated)	2004

Deferred tax assets:
Deferred compensation	$2,009	$1,654
State investment tax credit carryforwards, net of federal benefit	325	325
Reserves and obligations related to discontinued operation	106	298
Deferred Revenue	214	—
Asset reserves and other	483	505

Deferred tax assets	3,137	2,782
Valuation allowance for deferred tax assets related to state investment tax credit carryforwards, net of federal benefit	(297)	—

	2,840	2,782

Deferred tax liabilities:
Depreciation	1,434	1,634
Intangibles	568	—

Deferred tax liabilities	2,002	1,634

Net deferred tax asset	$838	$1,148

     The net deferred tax assets and liabilities are presented in the consolidated balance sheet as follows at December 31, 2005 and 2004:

	2005
(in thousands)	(Restated)	2004

Deferred tax asset – current	$989	$660
Deferred tax asset – long-term	—	488

	989	1,148
Deferred tax liability – long-term	151	—

Net deferred tax asset	$838	$1,148

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

(in thousands)	2005	2004

Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$5,508	$5,396
Service Cost	25	23
Interest Cost	307	313
Actuarial Loss (Gain)	301	(113)
Benefits Paid	(347)	(111)

Benefit Obligation at Year-End	$5,794	$5,508

Benefit Obligation at Year-End
Unfunded Benefit Obligation	$5,794	$5,508
Unrecognized Prior Service Costs	(1,116)	(1,225)
Unrecognized Actuarial Losses	(685)	(383)

Net Amount Recognized	$3,993	$3,900

Amounts Recognized in Balance Sheet
Accrued Expenses – Current	$347	$361
Supplemental Retirement Plan	4,403	4,490
Intangible Asset	(757)	(951)

Net Amount Recognized	$3,993	$3,900

     The assumptions used to calculate the benefit obligation as of December 31, 2005 and 2004 are as follows:

	2005	2004

Discount Rate	5.50%	5.75%
Future Average Compensation Increases	5.00%	5.00%
     The following table summarizes the components of the net periodic cost for the years ended December 31, 2005, 2004 and 2003:

(in thousands)	2005	2004	2003

Net Periodic Cost
Service Cost – Benefits Earned During Period	$25	$23	$28
Interest Cost	307	313	351
Amortization of Prior Service Cost	109	109	109
Amortization of Net Actuarial Losses	—	—	32

Net Periodic Cost	$441	$445	$520

     The assumptions used to determine the net periodic cost are as follows:

	2005	2004	2003

Discount Rate	5.75%	6.00%	6.50%
Future Average Compensation Increases	5.00%	5.00%	5.00%
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

     Participants in the nonqualified supplemental retirement plan are entitled to paid medical, dental and long term care insurance benefits upon retirement under the plan. The measurement date for determining the plan obligation and cost is December 31. The following table sets forth the benefit obligation and amounts recognized in the balance sheet as of December 31, 2005 and 2004:

(in thousands)	2005	2004

Change in Accumulated Post Retirement Benefit Obligation (APBO):
APBO Beginning of Year	$723	$306
Service Cost	5	3
Interest Cost	40	18
Actuarial Loss	127	410
Benefits Paid	(39)	(14)

APBO at End of Year	856	723

Amount Recognized in Balance Sheet:
APBO	856	723
Unrecognized Prior Service Costs	(469)	(209)
Unrecognized Actuarial Loss	(253)	(424)

Accrued Post Retirement Liability	$134	$90
     The following table summarizes the components of the net periodic cost for the years ended December 31, 2005, 2004 and 2003:

(in thousands)	2005	2004	2003

Net Periodic Cost:
Service Cost	$5	$3	$3
Interest	40	18	21
Prior Service Cost	37	18	19

Net Periodic Cost	$82	$39	$43

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
NOTE 7 SELECTED QUARTERLY FINANCIAL INFORMATION
     The following table summarizes selected quarterly financial information for 2005 and 2004:

(unaudited)
(in thousands, except for per share data)	Quarter ended (restated for Dec. 31, 2005 and Oct. 1, 2005 quarters)
	Dec. 31,	Oct. 1,	July 2,	April 2,	Dec. 31,	Oct. 2,	July 3,	April 3,
	2005	2005	2005	2005	2004	2004	2004	2004

Sales	$20,233	$19,626	$18,839	$15,656	$8,338	$8,449	$8,940	$8,969
Gross Profit (sales less cost of products sold)	4,117	3,965	3,495	3,293	492	980	1,449	1,688
Income (Loss) before Tax	1,612	873	722	960	(1,201)	(444)	99	364
Net Income (Loss)	977	454	197	609	(658)	(359)	57	226
Basic Earnings (Loss) per Share	0.13	0.06	0.02	0.08	(0.08)	(0.05)	0.01	0.03
Diluted Earnings (Loss) per Share	0.12	0.06	0.02	0.08	(0.08)	(0.05)	0.01	0.03
NOTE 8 SALES BY GEOGRAPHIC REGION, MAJOR CUSTOMERS AND CANADIAN OPERATIONS
     The following table summarizes the Company’s sales by geographic region:

	2005
(In thousands)	(Restated)	2004	2003

North America	$50,579	$28,351	$26,955
Asia	11,090	762	884
Europe	10,857	4,558	4,187
South America	863	814	978
Other	965	211	178

	$74,354	$34,696	$33,182

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
     The Company does not have a significant concentration of business with any sole customer with the exception of the U.S. Government which accounted for 10.8% of sales in 2005, 18.5% of sales in 2004 and 26% of sales in 2003. Accounts receivable from the U.S. Government at December 31, 2005 and 2004 were $ 1.3 million and $ 0.8 million, respectively.

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

(in thousands)	2006	2007	2008	2009	2010

Minimum Lease Payments	$2,272	$2,818	$3	$—	$—

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
     The following table summarizes the estimated fair values of identifiable intangibles as of the acquisition date, which represents 22.2% of the purchase price:

			Accumulated
	Weighted	Fair	Amortization
(in thousands)	Average Life	Value	Dec 31, 2005

Patents	12 Years	$1,271	$91
Trade Names	N/A	553	—
Completed and unpatented technology	10 Years	487	45
Government contracts	6 Years	347	53
Backlog	4 Years	314	140

Total Intangible assets		$2,972	$329

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

	2005	2005
(In thousands, except for per share data)	(Restated)	(Restated)	2004	2004
(Unaudited)	As Reported	Pro Forma	As Reported	Pro Forma

Sales	$74,354	$76,053	$34,696	$60,258
Net income (loss)	2,237	2,048	(734)	(5,902)

Basic earnings (loss) per share	0.28	0.26	(0.09)	(0.76)
Diluted earnings (loss) per share	0.28	0.25	(0.09)	(0.76)
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
     Operating results of discontinued operations are summarized:

(in thousands)	2005	2004	2003

Sales	$—	$—	$8,222

Income Before Taxes	—	—	522

Income Tax Expense	—	—	191

Income from Discontinued Operations	$—	$—	$331

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

NOTE 13 RESTATEMENT
     The Company has restated its previously issued financial statements for the year ended December 31, 2005 to correct an error which reduces revenue previously reported on the income statement for the year ended December 31, 2005 by $1.0 million and net income by $0.4 million. This correction to revenue resulted in the following:

December 31,
(In thousands, except per share amounts)	2005
a) A reduction in Sales	$998
b) A reduction in Cost of Products Sold associated with the reduction in Sales	368
c) A reduction in Income Before Taxes from Continuing Operations	630
d) A reduction in Income Tax Expense associated with the reduction in Income Before Taxes from Continuing Operations	214
e) A reduction in Net Income	416
f) A reduction of Basic Earnings Per Share	.06
g) A reduction of Diluted Earnings Per Share	.05
h) An increase in Deferred Revenue due to the related decrease in Sales	998
i) An increase in Finished Goods Inventory due to the related decrease in Cost of Products Sold	368
j) A increase in Current Deferred Tax Assets associated with the reduction in Income Before Taxes from Continuing Operations	214
k) A reduction in Retained Earnings associated with the correction	416
CONSOLIDATED BALANCE SHEET

	December 31, 2005
	As			As
(in thousands, except per share data)	Reported	Adjustments		Restated

ASSETS
Current Assets:
Cash and Cash Equivalents	$4,473	$		$4,473
Short-term Investments	—			—
Accounts Receivable, Net of Allowance for Doubtful Accounts of $365 in 2005	12,635			12,635
Inventories	19,013		368	19,381
Prepaid Expenses	626			626
Prepaid Income Taxes	—			—
Deferred Income Taxes	775		214	989

Total Current Assets	37,522		582	38,104

Property, Plant and Equipment, at Cost:
Land	1,143			1,143
Buildings and Improvements	12,007			12,007
Machinery and Equipment	18,515			18,515

	31,665			31,665
Less Accumulated Depreciation and Amortization	11,204			11,204

Net Property, Plant and Equipment	20,461			20,461

Deferred Income Taxes	—			—
Intangibles net of accumulated amortization of $329 in 2005	3,400			3,400
Other Assets	1,788			1,788
Goodwill	2,686			2,686

Total Assets	$65,857		$582	$66,439

CONSOLIDATED BALANCE SHEET (continued)

	December 31, 2005
	As			As
(in thousands, except per share data)	Reported	Adjustments		Restated

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current Maturities of Long-term Debt	$914	$		$914
Note Payable	7,000			7,000
Current Liabilities of Discontinued Operations	—			—
Accounts Payable	5,421			5,421
Accrued Payroll and Employee Benefits	3,861			3,861
Income Taxes Payable	171			171
Customer Advanced Payments and Deferred Revenue	4,404		998	5,402
Contract Loss Reserves	830			830
Other Accrued Expenses	1,156			1,156

Total Current Liabilities	23,757		998	24,755

Long-term Debt	10,304			10,304
Supplemental Retirement Plan and Other Benefits	4,494			4,494
Other Liabilities	1,317			1,317
Deferred Income Taxes	151			151

Shareholders’ Equity
Common Stock, $.01 par value — Authorized 20,000,000 Shares, issued 7,082,100 in 2005	71			71
Class B Stock, $.01 par value — Authorized 5,000,000 Shares, Issued 1,603,323 in 2005	16			16
Additional Paid-in Capital	3,808			3,808
Accumulated Other Comprehensive Income	799			799
Retained Earnings	24,859		(416)	24,443

	29,553		(416)	29,137
Less Treasury Stock: 784,250 Shares in 2005	3,719			3,719

Total Shareholders’ Equity	25,834		(416)	25,418

Total Liabilities and Shareholders’ Equity	$65,857		$582	$66,439

CONSOLIDATED STATEMENT OF OPERATIONS

	December 31, 2005
	As		As
(in thousands, except per share data)	Reported	Adjustments	Restated

Sales	$75,352	$(998)	$74,354
Cost and Expenses
Cost of products sold	59,852	(368)	59,484
Selling, general and administrative expenses	10,246		10,246
Interest expense, net of interest income of $29	735		735
Other (income) expense	(278)		(278)

Total Costs and Expenses	70,555	(368)	70,187

Income (Loss) from Continuing Operations Before Income Taxes	4,797	(630)	4,167
Provision (Benefit) for Income Taxes	2,144	(214)	1,930

Income (Loss) from Continuing Operations	2,653	(416)	2,237

Income from Discontinued Operations	—		—

Net Income (Loss)	$2,653	$(416)	$2,237

Basic Earnings (Loss) per Share
Continuing Operations	$.34	$(.06)	$.28
Discontinued Operations	—		—

Net Income (Loss)	$.34	$(.06)	$.28

Diluted Earnings (Loss) per Share
Continuing Operations	$.33	$(.05)	$.28
Discontinued Operations	—		—

Net Income (Loss)	$.33	$(.05)	$.28

CONSOLIDATED STATEMENT OF CASH FLOWS

	December 31, 2005
	As		As
(in thousands, except per share data)	Reported	Adjustments	Restated

Cash Flows from Operating Activities
Income (Loss) from Continuing Operations	$2,653	$(416)	$2,237
Adjustments to Reconcile Income (Loss) from Continuing Operations to Cash provided by Operating Activities:
Depreciation and Amortization	2,373		2,373
Provision for Doubtful Accounts	124		124
Deferred Taxes Provision (Benefit)	307	(214)	93
(Gain) Loss on Disposal of Assets	(41)		(41)
Cash Flows from Changes in Operating Assets and Liabilities, Excluding the Effects of Acquisitions:
Accounts Receivable	(828)		(828)
Inventories	(4,506)	(368)	(4,874)
Prepaid Expenses and Other Assets	(67)		(67)
Accounts Payable	677		677
Accrued Expenses	2,079		2,079
Customer Advanced Payments and Deferred Revenue	3,724	998	4,722
Contract Loss Reserves	(2,909)		(2,909)
Income Taxes	1,182		1,182
Supplemental Retirement Plan and Other Liabilities	282		282

Cash provided by Operating Activities	5,050	—	5,050

Cash Flows from Investing Activities
Purchases of Short-term Investments	—		—
Proceeds from Sale of Short-term Investments	1,000		1,000
Business Acquisition	(13,366)		(13,366)
Capital Expenditures	(2,498)		(2,498)
Other	(233)		(233)
Proceeds from the Sale of Assets	56		56

Cash used for Investing Activities	(15,041)	—	(15,041)

Cash Flows from Financing Activities
Proceeds from Spin-off of MOD-PAC CORP.	—		—
Principal Payments on Long-term Debt	(897)		(897)
Proceeds from Note Payable	7,000		7,000
Unexpended Industrial Revenue Bond Proceeds	—		—
Proceeds from Issuance of Stock	343		343
Purchase and Retirement of Stock	—		—
Purchase of Stock for Treasury	—		—

Cash provided by Financing Activities	6,446	—	6,446

Effect of Exchange Rates on Cash	(11)	—	(11)

Cash used for Continuing Operations	(3,556)	—	(3,556)
Cash used for Discontinued Operations – Operating Activities	(447)	—	(447)

Cash and Cash Equivalents at Beginning of Year	8,476	—	8,476

Cash and Cash Equivalents at End of Year	$4,473	$—	$4,473

Disclosure of Cash Payments (Refunds) for:
Interest — Continuing Operations	$764	$—	$764
Income taxes — Continuing Operations	651	—	651
Interest — Discontinued Operations	—	—	—
Income taxes — Discontinued Operations	—	—	—

ITEM 9A. CONTROLS AND PROCEDURES
     (a) Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of Company Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. However, as described below in “Application of Generally Accepted Accounting Principles” during the Company’s 2006 year-end audit the Company became aware that its revenue recognition policy with regard to a bill and hold arrangement with one customer did not meet all of the criteria necessary to allow it to recognize revenue for the transaction while the product remained in the Company’s facility. As such Management has concluded that a material weakness in the Company’s internal control over financial reporting existed at December 31, 2005.
     (b) Changes in Internal Control over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting except as discussed below.
Application of Generally Accepted Accounting Principles
     During the Company’s 2006 year-end audit the Company became aware that its revenue recognition policy with regard to a bill and hold arrangement with one customer did not meet all of the criteria necessary to allow it to recognize revenue for the transaction while the product remained in the Company’s facility. As such Management has concluded that a material weakness in the Company’s internal control over financial reporting existed at December 31, 2005. The Company believes it has taken action to remediate the weakness that includes training with regard to bill and hold arrangements and approval of any proposed bill and hold arrangement by the CEO and CFO of the Company.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The documents filed as a part of this report are as follows:
1.	The following financial statements are included:
(i)	Consolidated Statement of Operations for the years ended December 31, 2005 (Restated), December 31, 2004 and December 31, 2003

(ii)	Consolidated Balance Sheet as of December 31, 2005 (Restated) and December 31, 2004

(iii)	Consolidated Statement of Cash Flows for the years ended December 31, 2005 (Restated), December 31, 2004 and December 31, 2003

(iv)	Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2005 (Restated), December 31, 2004 and December 31, 2003

(v)	Notes to Consolidated Financial Statements (Restated)

(vi)	Report of Ernst & Young LLP, Independent Registered Public Accounting Firm.
2.	Financial Statement Schedules
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

3	(a)	Restated Certificate of Incorporation, as amended; incorporated by reference to exhibit 3(a) of the Registrant’s December 31, 1988 Annual Report on Form 10-K.

	(b)	By-Laws, as amended; incorporated by reference to exhibit 3(b) of the Registrant’s December 31, 1996 Annual Report on Form 10-K.

4.1	(a)	Unsecured $8,000,000 Credit Agreement with HSBC Bank USA, dated February 20, 2003; incorporated by reference to Exhibit 4.1 to the registrant’s December 31, 2002 Annual Report on Form 10-K.

	(b)	Amendment numbers 1 and 3 dated March 18, 2005 filed in original 10-K.

	(c)	Amendment numbers 2 and 4 dated March 31, 2005 filed in original 10-K.

	(d)	Line of credit note dated March 31, 2005 filed in original 10-K.

	(e)	Amendment number 5 dated December 22, 2005 filed in original 10-K.

10.1	*	Restated Thrift and Profit Sharing Retirement Plan; incorporated by reference to exhibit 10.1 of the Registrant’s December 31, 1994 Annual Report on Form 10-KSB.

10.2	*	Incentive Stock Option Plan; incorporated by reference to the Registrant’s definitive proxy statement dated March 26, 1982.

10.3	*	Director Stock Option Plan; incorporated by reference to the Registrant’s definitive proxy statement dated March 16, 1984.

10.4	*	1992 Incentive Stock Option Plan; incorporated by reference to the Registrant’s definitive proxy statement dated March 30, 1992.

10.5	*	1993 Director Stock Option Plan; incorporated by reference to the Registrant’s definitive proxy statement dated March 19, 1993.

10.6	*	1997 Director Stock Option Plan; incorporated by reference to the Registrant’s definitive proxy statement dated March 14, 1997.

10.7	*	2001 Stock Option Plan; incorporated by reference to the Registrant’s definitive proxy statement dated March 19, 2001.

10.8	*	Non-Qualified Supplemental Retirement Plan; incorporated by reference from the Registrant’s 1999 Annual Report on Form 10-K.

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

Exhibit No.		Description
10.11
Employee Benefits Agreement Dated December 7, 2002 by and between MOD-PAC CORP. and the Registrant; Incorporated by reference to exhibit 10.3 of MOD-PAC CORP.’s Form 10/A registration statement dated January 28, 2003

10.12	*
Employment Termination Benefits Agreement Dated December 16, 2003 between Astronics Corporation and Peter J. Gundermann, President and Chief Executive Officer of Astronics Corporation ; incorporated by reference from the Registrant’s 2003 Annual Report on Form 10-K.

10.13	*
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

10.15	*	2005 Director Stock Option Plan incorporated by reference to Exhibit 10.15 to the Registrant’s 2004 Annual Report on Form 10-K.

21		Subsidiaries of the Registrant.

23		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm; filed herewith.

31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002; filed herewith

31.2		Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002; filed herewith

32		Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; furnished herewith

*	identifies a management contract or compensatory plan or arrangement as required by Item 15(a)(3) of Form 10-K.

SCHEDULE II
Valuation and Qualifying Accounts
(in thousands)

		Balance at the				Balance at
		Beginning of		Charged to Costs and	(Write-offs)/	End of
Year	Description	Period	Acquisitions	Expense	Recoveries	Period

2005	Allowance for Doubtful Accounts	$259	$100	$124	$(118)	$365
	Reserve for Inventory Valuation	684	3,972	140	(25)	4,771
	Allowance for Notes Receivable	590	—	—	—	590
	Deferred Tax Valuation Allowance	—	—	297	—	297
	Program Loss Reserves	—	3,739	—	(2,909)	830
2004	Allowance for Doubtful Accounts	333	—	(60)	(14)	259
	Reserve for Inventory Valuation	534	—	229	(79)	684
	Allowance for Notes Receivable	133	—	457	—	590
	Deferred Tax Valuation Allowance	—	—	—	—	—
	Program Loss Reserves	—	—	—	—	—
2003	Allowance for Doubtful Accounts	397	—	(78)	14	333
	Reserve for Inventory Valuation	382	—	256	(104)	534
	Allowance for Notes Receivable	133	—	—	—	133
	Deferred Tax Valuation Allowance	—	—	—	—	—
	Program Loss Reserves	—	—	—	—	—

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on March 14, 2007.

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

Signature	Title	Date

/s/ Raymond W. Boushie	Director	March 14, 2007
Raymond W. Boushie

/s/ Robert T. Brady	Director	March 14, 2007
Robert T. Brady

/s/ John B. Drenning	Director	March 14, 2007
John B. Drenning

/s/ Peter J. Gundermann	Director	March 14, 2007
Peter J. Gundermann

/s/ Kevin T. Keane	Director	March 14, 2007
Kevin T. Keane

/s/ Robert J. McKenna	Director	March 14, 2007
Robert J. McKenna