Form 10-Q/A
period 2006-04-01
ASTRONICS CORP
filed 2007-03-14
CIK 8063

DRAFT 4 — MARCH 7, 2007

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

EXPLANATORY NOTE
We have restated the Company’s unaudited consolidated financial statements for the quarter ended April 1, 2006 in this Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the Quarter Ended April 1, 2006 (the “Form 10-Q”) initially filed with the Securities and Exchange Commission (the “Commission”) on May 15, 2006 (the “Original Filing”), which reflects first quarter 2006 restated financial statements and related footnote disclosures to correct an error which understated sales reported on the income statement for the quarter ended April 1, 2006 by $0.3 million and understated net income by $0.1 million. There was no restatement necessary for the quarter ended April 5, 2005.
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
The amendment on Form 10-K/A (“Form 10-K/A”) to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005, initially filed with the Securities and Exchange Commission on March 27, 2006 (the “Original Filing”), reflects 2005 restated financial statements and related footnote disclosures to correct an error which overstated sales reported on the income statement at December 31, 2005 by $1.0 million and net income by $0.4 million.
On March 5, 2007, the Company concluded that its financial statements for the year ended December 31, 2005 and each of the quarters ended April, 1, 2006, July 1, 2006 and September 30, 2006 should be restated to correct an error whereby the Company incorrectly reported revenue from a bill and hold arrangement with one customer.
This correction resulted in the following:

(In thousands)	April 1,	April 2,	December 31,
	2006	2005	2005

a) An increase in Sales	$337	$—	N/A
b) An increase in Cost of Products Sold associated with the change in Sales	174	—	N/A
c) An increase in Income Before Taxes from Continuing Operations	163	—	N/A
d) An increase in Income Tax Expense associated with the change in Income Before Taxes from Continuing Operations	55	—	N/A
e) An increase in Net Income	108	—	N/A
f) An increase in Basic Earnings Per Share	.02	—	N/A
g) An increase in Diluted Earnings Per Share	.01	—	N/A
h) An increase in Deferred Revenue due to the related change in Sales	661	—	$998
i) An increase in Finished Goods Inventory due to the related change in Cost of Products Sold	194	—	368
j) An increase in Current Deferred Tax Assets associated with the change in Income Before Taxes from Continuing Operations	159	—	214
k) A reduction in Retained Earnings associated with the correction	(308)	—	(416)
All referenced amounts in this report as of April 1, 2006 and December 31, 2005, and for the three months ended April 1, 2006, reflect balances and amounts on a restated basis. All of our future Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q and Form 10Q/A will reflect the restated information included in this Form 10-Q/A, as applicable. There was no restatement necessary for the three months ended April 2, 2005.
This Form 10-Q/A is filed as part of the restatement (the “Restatement”) of our previously issued financial statements for the year ended December 31, 2005 and as well as the Company’s selected financial data for 2005 as set forth in Item 6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Accordingly, we are also filing with the Commission substantially contemporaneously herewith (i) an amendment on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2005, (ii) an amendment on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended July 1, 2006 and (iii) an amendment on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. These additional amended filings with the Commission correct the same types of errors noted above. We do not intend to file any other amended Annual Reports on Form 10-K affected by this Restatement.

This Amendment No. 1 amends only the following portions of the 10-Q; the remainder of the form 10-Q is unchanged and is not reproduced in the Amendment No. 1. The Amendment No. 1 does not reflect the events occurring after the original filing date of the Form 10-Q. Also, the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act (See Exhibits 31.1, 31.2 and 32).
This Amendment No. 1 contains changes to the following disclosures:
     Part I, Item 1 – Financial Statements
     Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Part I, Item 4 – Controls and Procedures
     Part II, Item 6 – Exhibits and reports on Form 8-K

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 6 Exhibits and Reports on Form 8-K
SIGNATURES
EX-31.1 302 Certification for CEO
EX-31.2 302 Certification for CFO
EX-32 906 Certification for CEO and CFO
EX-31.1
EX-31.2
EX-32

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
ASTRONICS CORPORATION
Consolidated Balance Sheet
April 1, 2006
With Comparative Figures for December 31, 2005
(dollars in thousands)

	April 1,	December 31,
	2006	2005
	Restated	Restated
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$6	$4,473
Accounts Receivable, net of allowance for doubtful accounts of $338 in 2006 and $365 in 2005	15,949	12,635
Inventories	21,563	19,381
Prepaid Expenses	892	626
Deferred Taxes	1,045	989

Total Current Assets	39,455	38,104

Property, Plant and Equipment, at cost	32,300	31,665
Less Accumulated Depreciation and Amortization	11,696	11,204

Net Property, Plant and Equipment	20,604	20,461

Intangible Assets, net of accumulated amortization of $406 in 2006 and $329 in 2005	3,323	3,400
Goodwill	2,668	2,686
Other Assets	1,746	1,788

Total Assets	$67,796	$66,439

See notes to financial statements.

ASTRONICS CORPORATION
Consolidated Balance Sheet
April 1, 2006
With Comparative Figures for December 31, 2005
(dollars in thousands)

	April 1,	December 31,
	2006	2005
	Restated	Restated
	(Unaudited)
Current Liabilities:
Current Maturities of Long-term Debt	$913	$914
Note Payable	6,000	7,000
Accounts Payable	8,035	5,421
Accrued Payroll and Employee Benefits	2,747	3,861
Income Taxes Payable	726	171
Customer Advanced Payments and Deferred Revenue	4,779	5,402
Contract Loss Reserve	568	830
Other Accrued Expenses	814	1,156

Total Current Liabilities	24,582	24,755

Long-term Debt	10,239	10,304
Supplemental Retirement Plan and Other Benefits	4,537	4,494
Other Liabilities	1,320	1,317
Deferred Income Taxes	182	151

Shareholders’ Equity:
Common Stock, $.01 par value Authorized 20,000,000 shares, issued 7,111,616 in 2006, 7,082,100 in 2005	71	71
Class B Stock, $.01 par value Authorized 5,000,000 shares, issued 1,592,295 in 2006, 1,603,323 in 2005	16	16
Additional Paid-in Capital	4,042	3,808
Accumulated Other Comprehensive Income	765	799
Retained Earnings	25,761	24,443

	30,655	29,137

Less Treasury Stock: 784,250 shares in 2006 and 2005	3,719	3,719

Total Shareholders’ Equity	26,936	25,418

Total Liabilities and Shareholders’ Equity	$67,796	$66,439

See notes to financial statements.

ASTRONICS CORPORATION
Consolidated Statement of Income and Retained Earnings
Three Months Ended April 1, 2006
With Comparative Figures for 2005
(Unaudited)
(dollars in thousands except per share data)

	April 1,
	2006	April 2,
	Restated	2005
Sales	$25,263	$15,656

Costs and Expenses:
Cost of products sold	19,851	12,363
Selling, general and administrative expenses	3,019	2,207
Interest expense, net of interest income of $4 in 2006 and $13 in 2005	199	126
Other (income) expense	(12)	—

Total costs and expenses	23,057	14,696

Income Before Income Taxes	2,206	960
Provision for Income Taxes	888	351

Net Income	$1,318	$609

Retained Earnings:
Beginning of period	24,443	22,206

End of period	$25,761	$22,815

Earnings per share:
Basic	$0.17	$0.08

Diluted	$0.16	$0.08

See notes to financial statements

ASTRONICS CORPORATION
Consolidated Statement of Cash Flows
Three Months Ended April 1, 2006
With Comparative Figures for 2005
(Unaudited)
(dollars in thousands)

	April 1,
	2006	April 2,
	Restated	2005
Cash Flows from Operating Activities:
Net income	$1,318	$609
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and Amortization	623	616
Provision for Doubtful Accounts	(33)	—
Stock Compensation Expense	142	—
Deferred Tax Provision	(15)	—
Other	(18)	(11)
Cash flows from changes in operating assets and liabilities, excluding effects of acquisition:
Accounts Receivable	(3,297)	(1,380)
Inventories	(2,196)	(1,162)
Prepaid Expenses	(283)	(120)
Accounts Payable	2,619	1,646
Accrued Expenses	(1,435)	(280)
Customer Advanced Payments and Deferred Revenue	(623)	—
Contract Loss Reserves	(262)	—
Income Taxes	621	532
Supplemental Retirement and Other Liabilities	34	—

Cash (used in) provided by Operating Activities	(2,805)	450

Cash Flows from Investing Activities:
Business Acquisition	—	(13,290)
Proceeds from sale of short-term investments	—	1,000
Capital Expenditures	(645)	(551)
Other	—	(51)

Cash used in Investing Activities	(645)	(12,892)

Cash Flows from Financing Activities:
Principal Payments on Long-term Debt and Capital Lease Obligations	(53)	(40)
Proceeds from Note Payable	—	7000
Payment on Note Payable	(1,000)	—
Proceeds from Issuance of Stock	26	34

Cash (used in) provided by Financing Activities	(1,027)	6,994

Effect of Exchange Rates on Cash	10	24

Cash used in Continuing Operations	(4,467)	(5,424)
Cash used in Discontinued Operations – operating activities		(137)

Net decrease in Cash and Cash Equivalents	(4,467)	(5,561)

Cash at Beginning of Period	4,473	8,476

Cash at End of Period	$6	$2,915

See notes to financial statements

ASTRONICS CORPORATION
Notes to Consolidated Financial Statements (Restated)
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
For further information, refer to the financial statements and footnotes thereto included in Astronics Corporation’s (the “Company”) amended Annual Report on Form 10-K/A for the year ended December 31, 2005.
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

	Three Months Ended
	April 1, 2006	April 2, 2005

Expected volatility	0.34	0.33
Risk-free rate	4.70%	5.34%
Expected dividends	0.00%	0.00%
Expected term (in years)	7 Years	7– 10 Years

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
The table below reflects net earnings and net earnings per share for the three months ended April 1, 2006 compared with the pro forma information for the three months ended April 2, 2005 as follows:

	Three Months Ended
	April 1,
	2006	April 2,
(in thousands, except per share data)	(Restated)	2005

Net earnings, as reported for the prior period (1)	$ N/A	$609
Stock compensation expense	142	70
Tax benefit	(16)	(11)

Stock compensation expense, net of tax (2)	126	59

Net earnings, including the effect of stock compensation expense (3)	$1,318	$550

Net earnings per share:
Basic, as reported for the prior period (1)	$ N/A	$0.08
Basic, including the effect of stock compensation expense (3)	0.17	0.07
Diluted, as reported for the prior period (1)	N/A	0.08
Diluted, including the effect of stock compensation expense (3)	0.16	0.07

(1)	Net earnings and earnings per share prior to 2006 did not include stock compensation expense for stock options.

(2)	Stock compensation expense prior to 2006 is calculated based on the pro forma application of SFAS No. 123.

(3)	Net earnings and earnings per share prior to 2006 represents pro forma information based on SFAS 123.
A summary of the Company’s stock option activity and related information for the three months ended April 1, 2006 is as follows:

	2006
		Weighted Average
(in thousands, except for per share data)	Options	Exercise Price

Outstanding at December 31, 2005	801,583	$6.49
Options Granted	25,000	13.41
Options Exercised	(22,792)	2.95

Outstanding at April 1, 2006	803,791	6.80

Exercisable at April 1, 2006	492,164	$6.41

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
The following table summarizes the gross carrying amount and accumulated amortization for major categories of acquired intangible assets:

			Accumulated	Gross Carrying	Accumulated
	Weighted	Gross Carrying	Amortization	Amount Dec. 31,	Amortization
(in thousands)	Average Life	Amount Apr. 1, 2006	Apr. 1, 2006	2005	Dec 31, 2005

Patents	12 Years	$1,271	$116	$1,271	$91
Trade Names	N/A	553	—	553	—
Completed and unpatented technology	10 Years	487	57	487	45
Government contracts	6 Years	347	67	347	53
Backlog	4 Years	314	166	314	140

Total Intangible assets		$2,972	$406	$2,972	$329

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

	Three Months Ended
	April 2, 2005	April 2, 2005
(in thousands, except for per share data)	As Reported	Pro Forma

Sales	$15,656	$17,354
Net income	609	401

Basic earnings per share	0.08	0.05
Diluted earnings per share	0.08	0.05
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

5) Inventories
Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

	April 1,	December 31,
	2006	2005
(in thousands)	Restated	Restated

Finished Goods	$2,708	$3,026
Work in Progress	9,368	7,805
Raw Material	9,487	8,550

	$21,563	$19,381

6) Comprehensive Income and accumulated other comprehensive income.
The components of Comprehensive income are as follows:

	Three Months Ended
	April 1,
	2006	April 2,
(in thousands)	(Restated)	2005

Net income	$1,318	$609
Other comprehensive income:
Foreign currency translation adjustments	(17)	(69)
Loss on derivatives, net of tax	(17)	22

Comprehensive income	$1,284	$562

The components of accumulated other comprehensive income area as follows:

	April 1,	December 31,
(in thousands)	2006	2005

Cumulative foreign currency adjustments	$782	$799
Accumulated loss on derivatives, net of tax	(17)	0

Accumulated other comprehensive income	$765	$799

7) Earnings Per Share
The following table sets forth the computation of earnings per share:

	Three Months Ended
	April 1, 2006
(in thousands, except per share data)	(Restated)	April 2, 2005

Net Income	$1,318	$609

Basic earnings per share weighted average shares	7,912	7,813
Net effect of dilutive stock options	231	87

Diluted earnings per share weighted average shares	8,143	7,900

Basic earnings per share	$0.17	$0.08
Diluted earnings per share	$0.16	$0.08

8) Supplemental Retirement Plan and Related Post Retirement Benefits
The Company has a non-qualified supplemental retirement defined benefit plan for certain executives. The following table sets forth information regarding the net periodic pension cost for the plan.

	Three Months Ended
(in thousands)	April 1, 2006	April 2, 2005

Service cost	$9	$6
Interest cost	77	77
Amortization of prior service cost	27	27
Amortization of Net Actuarial Losses	1	—

Net periodic cost	$114	$110

Participants in the non-qualified supplemental retirement plan are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The following table sets forth information regarding the net periodic cost recognized for those benefits

	Three Months Ended
(in thousands)	April 1, 2006	April 2, 2005

Service cost	$2	$1
Interest cost	11	10
Amortization of prior service cost	8	8
Amortization of Net Actuarial Losses	3	1

Net periodic cost	$24	$20

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
10) Restatement of Previously Issued Financial Statements
The Company has restated its previously issued financial statements for the year ended December 31, 2005 and for the three months ended April 1, 2006 to correct an error regarding the timing of revenue recognition for a bill-and-hold transaction. This error reduces revenue previously reported on the income statement for the year ended December 31, 2005 by $1.0 million and net income by $0.4 million. This error understated sales reported on the income statement at April 1, 2006 by $0.3 million and understated net income by $0.1 million. There were no changes necessary to the quarterly financial statements and information for the comparative period ended April 2, 2005.
This correction resulted in the following:

	April 1,	April 2,	December 31,
(In thousands)	2006	2005	2005

a) An increase in Sales	$337	$—	N/A
b) An increase in Cost of Products Sold associated with the change in Sales	174	—	N/A
c) An increase in Income Before Taxes from Continuing Operations	163	—	N/A

	April 1,	April 2,	December 31,
(In thousands)	2006	2005	2005

d) An increase in Income Tax Expense associated with the change in Income Before Taxes from Continuing Operations	55	—	N/A
e) An increase in Net Income	108	—	N/A
f) An increase in Basic Earnings Per Share	.02	—	N/A
g) An increase in Diluted Earnings Per Share	.01	—	N/A
h) An increase in Deferred Revenue due to the related change in Sales	661	—	998
i) An increase in Finished Goods Inventory due to the related change in Cost of Products Sold	194	—	368
j) An increase in Current Deferred Tax Assets associated with the change in Income Before Taxes from Continuing Operations	159	—	214
k) A reduction in Retained Earnings associated with the correction	(308)	—	(416)

CONSOLIDATED BALANCE SHEET

	April 1, 2006
	As			As
(in thousands, except per share data)	Reported	Adjustments		Restated

Current Assets:
Cash and Cash Equivalents	$6	$		$6
Accounts Receivable, net of allowance for doubtful accounts of $338 in 2006	15,949			15,949
Inventories	21,369		194	21,563
Prepaid Expenses	892			892
Deferred Taxes	886		159	1,045

Total Current Assets	39,102		353	39,455

Property, Plant and Equipment, at cost	32,300			32,300
Less Accumulated Depreciation and Amortization	11,696			11,696

Net Property, Plant and Equipment	20,604		—	20,604

Intangible Assets, net of accumulated amortization of $406 in 2006	3,323			3,323
Goodwill	2,668			2,668
Other Assets	1,746			1,746

Total Assets	$67,443		$353	$67,796

CONSOLIDATED BALANCE SHEET (continued)

	April 1, 2006
	As			As
(in thousands, except per share data)	Reported	Adjustments		Restated

Current Liabilities:
Current Maturities of Long-term Debt	$913	$		$913
Note Payable	6,000			6,000
Accounts Payable	8,035			8,035
Accrued Payroll and Employee Benefits	2,747			2,747
Income Taxes Payable	726			726
Customer Advanced Payments and Deferred Revenue	4,118		661	4,779
Contract Loss Reserve	568			568
Other Accrued Expenses	814			814

Total Current Liabilities	23,921		661	24,582

Long-term Debt	10,239			10,239
Supplemental Retirement Plan and Other Benefits	4,537			4,537
Other Liabilities	1,320			1,320
Deferred Income Taxes	182			182

Shareholders’ Equity:
Common Stock, $.01 par value Authorized 20,000,000 shares, issued 7,111,616 in 2006	71			71
Class B Stock, $.01 par value Authorized 5,000,000 shares, issued 1,592,295 in 2006	16			16
Additional Paid-in Capital	4,042			4,042
Accumulated Other Comprehensive Income	765			765
Retained Earnings	26,069		(308)	25,761

	30,963		(308)	30,655

Less Treasury Stock: 784,250 shares in 2006	3,719			3,719

Total Shareholders’ Equity	27,244		(308)	26,936

Total Liabilities and Shareholders’ Equity	$67,443		$353	$67,796

CONSOLIDATED BALANCE SHEET

	December 31, 2005
	As			As
(in thousands, except per share data)	Reported	Adjustments		Restated

Current Assets:
Cash and Cash Equivalents	$4,473	$		$4,473
Accounts Receivable, net of allowance for doubtful accounts of $365 in 2005	12,635			12,635
Inventories	19,013		368	19,381
Prepaid Expenses	626			626
Deferred Taxes	775		214	989

Total Current Assets	37,522		582	38,104

Property, Plant and Equipment, at cost	31,665			31,665
Less Accumulated Depreciation and Amortization	11,204			11,204

Net Property, Plant and Equipment	20,461		—	20,461

Intangible Assets, net of accumulated amortization of $329 in 2005	3,400			3,400
Goodwill	2,686			2,686
Other Assets	1,788			1,788

Total Assets	$65,857		$582	$66,439

CONSOLIDATED BALANCE SHEET (continued)

	December 31, 2005
	As			As
(in thousands, except per share data)	Reported	Adjustments		Restated

Current Liabilities:
Current Maturities of Long-term Debt	$914	$		$914
Note Payable	7,000			7,000
Accounts Payable	5,421			5,421
Accrued Payroll and Employee Benefits	3,861			3,861
Income Taxes Payable	171			171
Customer Advanced Payments and Deferred Revenue	4,404		998	5,402
Contract Loss Reserve	830			830
Other Accrued Expenses	1,156			1,156

Total Current Liabilities	23,757		998	24,755

Long-term Debt	10,304			10,304
Supplemental Retirement Plan and Other Benefits	4,494			4,494
Other Liabilities	1,317			1,317
Deferred Income Taxes	151			151

Shareholders’ Equity:
Common Stock, $.01 par value
Authorized 20,000,000 shares, issued 7,082,100 in 2005	71			71
Class B Stock, $.01 par value
Authorized 5,000,000 shares, issued 1,603,323 in 2005	16			16
Additional Paid-in Capital	3,808			3,808
Accumulated Other Comprehensive Income	799			799
Retained Earnings	24,859		(416)	24,443

	29,553		(416)	29,137

Less Treasury Stock: 784,250 shares in 2005	3,719			3,719

Total Shareholders’ Equity	25,834		(416)	25,418

Total Liabilities and Shareholders’ Equity	$65,857		$582	$66,439

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended April 1, 2006
	As		As
(in thousands, except per share data)	Reported	Adjustments	Restated

Sales	$24,926	$337	$25,263

Costs and Expenses:
Cost of products sold	19,677	174	19,851
Selling, general and administrative expenses	3,019		3,019
Interest expense, net of interest income of $4 in 2006	199		199
Other (income) expense	(12)		(12)

Total costs and expenses	22,883	174	23,057

Income Before Income Taxes	2,043	163	2,206
Provision for Income Taxes	833	55	888

Net Income	1,210	108	1,318

Retained Earnings:
Beginning of period	24,859	(416)	24,443

End of period	$26,069	$(308)	$25,761

Earnings per share:
Basic	$0.15	$0.02	$0.17
Diluted	0.15	0.01	0.16

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended April 1, 2006
	As		As
(in thousands)	Reported	Adjustments	As Restated

Cash Flows from Operating Activities:
Net income	$1,210	$108	$1,318
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and Amortization	623		623
Provision for Doubtful Accounts	(33)		(33)
Stock Compensation Expense	142		142
Deferred Tax Provision	(70)	55	(15)
Other	(18)		(18)
Cash flows from changes in operating assets and liabilities, excluding effects of acquisition:
Accounts Receivable	(3,297)		(3,297)
Inventories	(2,370)	174	(2,196)
Prepaid Expenses	(283)		(283)
Accounts Payable	2,619		2,619
Accrued Expenses	(1,435)		(1,435)
Customer Advanced Payments and Deferred Revenue	(286)	(337)	(623)
Contract Loss Reserves	(262)		(262)
Income Taxes	621		621
Supplemental Retirement and Other Liabilities	34		34

Cash used in Operating Activities	(2,805)	—	(2,805)

Cash Flows from Investing Activities:
Business Acquisition	—		—
Proceeds from sale of short-term investments	—		—
Capital Expenditures	(645)		(645)
Other	—		—

Cash used in Investing Activities	(645)	—	(645)

Cash Flows from Financing Activities:
Principal Payments on Long-term Debt and Capital Lease Obligations	(53)		(53)
Proceeds from Note Payable	—		—
Payment on Note Payable	(1,000)		(1,000)
Proceeds from Issuance of Stock	26		26

Cash used in Financing Activities	(1,027)	—	(1,027)

Effect of Exchange Rates on Cash	10	—	10

Cash used in Continuing Operations	(4,467)	—	(4,467)
Cash used in Discontinued Operations – operating activities	—		—

Net decrease in Cash and Cash Equivalents	(4,467)	—	(4,467)

Cash at Beginning of Period	4,473	—	4,473

Cash at End of Period	$6	$—	$6

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (RESTATED)
(The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10-K/A for the year ended December 31, 2005.)
The following table sets forth income statement data as a percent of net sales:

	Three Months Ended
	April 1, 2006
	Restated	April 2, 2005
	(Unaudited)	(Unaudited)

Sales	100.0%	100.0%

Cost of products sold	78.6	79.0
Selling, general and administrative and other expense	12.0	14.1
Interest and other (income) expense	0.7	0.8

Total cost and expenses	91.3	93.9

Income before taxes	8.7%	6.1%

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
SALES
Sales for the first quarter of 2006 increased 61% to $25.3 million compared with $15.7 million for the same period last year.
A portion of the 2006 sales increase is due to the timing of the Astronics AES acquisition. The acquisition date was February 3, 2005, as such 2005’s first quarter contained only eight weeks of sales for Astronics AES as compared with thirteen weeks in the first quarter of 2006.
Sales to the commercial transport market were $12.8 million, as compared to $6.2 million for the same period of 2005, an increase of $6.6 million or 106 percent. The increase is primarily a result of increased volume as the commercial airline market continues to strengthen combined with thirteen weeks of sales in the first quarter of 2006 as compared to eight weeks last year for our Cabin Electronics and Airframe Power product lines which accounted for $6.3 million of the increase. The balance of the increase is due to increased demand for the Cabin Lighting product line. Sales to the business jet market were $4.9 million, up $0.9 million, or 22%, compared with the same period in 2005. The increase of sales to the business jet market is due primarily to an increase in volume as production of new business jets by the airframe manufacturers increased over last year. Sales to the military market were $7.1 million as compared to $5.1 million last year, an increase of $2.0 million or 40%. The majority of the increase was Airframe Power sales for the Tactical Tomahawk and Taurus Missile programs which entered high rate production in the second half of 2005.
EXPENSES AND MARGINS
Cost of products sold as a percentage of sales remained relatively flat, decreasing 0.4 percentage points to 78.6% for the first quarter of 2006 as compared to 79.0% for the same period last year. Leverage from the increased sales volume was offset by a $0.6 million increase in engineering and development costs over the same period last year.

Selling, general and administrative (SG&A) expense as a percent of sales was 12.0% for the first quarter of 2006, a decrease of 2.1 percentage points compared with 14.1% for the same period of 2005. Although SG&A costs increased in the first quarter of 2006 as compared to the first quarter of 2005 they increased at a slower rate than the sales increased. 2006 SG&A costs increased $0.8 million primarily due to the recognition of $0.1 million of Stock Compensation expense upon adoption of SFAS 123 (R) “Share-Based Payments,” an estimated $0.4 million due to a full quarter of expenses at AES compared to only eight weeks in 2005 and the balance due to increases in wages and benefits due to increased staffing and compensation related costs.
Net interest expense for the first quarter of 2006 increased by $0.1 million from $0.1 million in the first quarter of 2005 to $0.2 million primarily due to increased interest rates on the Company’s variable rate debt.
TAXES
The effective income tax rate for the first quarter of 2006 was 40.3% compared to 36.6% last year. The increase is due primarily to increases in permanent differences which do not provide tax benefits and increases in foreign taxes.
NET INCOME AND EARNINGS PER SHARE
Net income for the first quarter of 2006 was $1.3 million or $0.16 per share diluted, an increase of $0.7 million from $0.6 million, or $0.08 per share diluted in the first quarter of 2005. The earnings per share increase is due to increased net income and was not significantly impacted by a change in shares outstanding.
LIQUIDITY
Cash used by operating activities totaled $2.8 million during the first three months of 2006, as compared with $0.5 million of cash provided by operations in 2005. The change is due primarily to increased investment in net working capital components offset by net income.
Cash used in investing activities decreased to $0.6 million in the first quarter of 2006, from $12.9 million in the three months of 2005. This is due primarily to the $13 million acquisition of Astronics AES, offset partially by proceeds from the sale of short-term investments of $1.0 million in 2005. Capital expenditures remained flat from 2005 to 2006 at $0.6 million.
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
BACKLOG
The Company’s backlog at April 1, 2006 was $94.7 million compared with $72.3 million at the end of the first quarter of 2005.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The Company’s contractual obligations and commercial commitments have not changed materially from disclosures in the Company’s Form 10-K/A for the year ended December 31, 2005.
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
Refer to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005 for a complete discussion of the Company’s market risk.
CRITICAL ACCOUNTING POLICIES
Refer to the Company’s annual report on Amended Form 10-K/A for the year ended December 31, 2005 for a complete discussion of the Company’s critical accounting policies. Other than the deferral of revenue from one bill and hold contract as discussed in Amended Form 10-K/A and the adoption of SFAS 123(R), “Share-Based Payments,” there have been no material changes in the current year regarding critical accounting policies.
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
Item 4. Controls and Procedures
     As discussed in Note 10 of the “Notes to Condensed Consolidated Financial Statements (Restated),” contained in Part I, Item 1 of this Form 10-Q/A, we have restated in this Form 10-Q/A our unaudited consolidated financial statements for the three months ended April 1, 2006 (the “First Quarter Restatement”). This Item 4 has been updated to reflect the First Quarter Restatement which is related to the correction of an error in our recognition of revenue for a bill and hold relationship with one customer.
Evaluation of Disclosure Controls and Procedures (Restated)
     (a) Disclosure Controls and Procedures: The Company carried out an evaluation, under the supervision and with the participation of Company Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. However, as described below in “Application of Generally Accepted Accounting Principles” during the Company’s 2006 year-end audit the Company became aware that its revenue recognition policy with regard to a bill and hold arrangement with one customer did not meet all of the criteria necessary to allow it to recognize revenue for the transaction while the product remained in the Company’s facility. As such Management has concluded that a material weakness in the Company’s internal control over financial reporting existed at April 1, 2006.
     (b) Changes in Internal Control over Financial Reporting: There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting . As such, the material weakness in our internal control over financial reporting that existed as of December 31, 2005, as described and as disclosed in Part II, Item 9A of our Amended 2005 Form 10-K/A, continued to exist as of April 1, 2006.
“Application of Generally Accepted Accounting Principles”
     During the Company’s 2006 year-end audit the Company became aware that its revenue recognition policy with regard to a bill and hold arrangement with one customer did not meet all of the criteria necessary to allow it to recognize revenue for the transaction while the product remained in the Company’s facility. As such Management has concluded that a material weakness in the Company’s internal control over financial reporting existed at April 1, 2006. The Company believes it has taken action to remediate the weakness that includes training with regard to bill and hold arrangements and approval of any proposed bill and hold arrangement by the CEO and CFO of the Company.

PART II — OTHER INFORMATION
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

ASTRONICS CORPORATION (Registrant)

Date: March 14, 2007	By: /s/ David C. Burney

David C. Burney
Vice President-Finance and Treasurer
(Principal Financial Officer)