Form 10-Q/A
period 2006-07-01
ASTRONICS CORP
filed 2007-03-14
CIK 8063

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

EXPLANATORY NOTE
We have restated the Company’s unaudited consolidated financial statements for the three and six months ended July 1, 2006 in this Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the Quarter Ended July 1, 2006 (the “Form 10-Q”) initially filed with the Securities and Exchange Commission (the “Commission”) on August 11, 2006 (the “Original Filing”). This, which reflects second quarter 2006 restated financial statements and related footnote disclosures to correct an error which overstated sales reported on the income statement for the three months ended July 1, 2006 by $0.2 million and understated sales reported on the income statement for the six months ended July 1, 2006 by $0.1 million. There was no restatement necessary for the three and six months ended July 2, 2005.
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
This correction resulted in the following:

(In thousands)	Six Months Ended		Three months ended
	July 1,	July 1,	July 1,	July 2,	December
	2006	2005	2006	2005	31, 2005

a) An increase (reduction) in Sales	$130	$—	$(207)	$—	N/A
b) An increase (reduction) in Cost of Products Sold associated with the reduction in Sales	45	—	(129)	—	N/A
c) An increase (reduction) in Income Before Taxes from Continuing Operations	85	—	(78)	—	N/A
d) An increase (reduction) Income Tax Expense associated with the change in Income Before Taxes from Continuing Operations	29	—	(26)	—	N/A
e) An increase (reduction) in Net Income	56	—	(52)	—	N/A
f) No change in Basic Earnings Per Share	—	—	—	—	N/A
g) An increase (reduction) in Diluted Earnings Per Share	0.01	—	(0.01)	—	N/A
h) An increase in Deferred Revenue due to the related change in Sales	868	—	868	—	$998
i) An increase in Finished Goods Inventory due to the related change in Cost of Products Sold	323	—	323	—	368

(In thousands)	Six Months Ended		Three months ended
	July 1,	July 1,	July 1,	July 2,	December
	2006	2005	2006	2005	31, 2005

j) An increase in Current Deferred tax Assets associated with the reduction in Income Before Taxes from Continuing Operations	185	—	185	—	214
k) A reduction in Retained Earnings associated with the correction	(360)	—	(360)	—	(416)
All referenced amounts in this report as of July 1, 2006 and December 31, 2005 and for the three and six months ended July 1, 2006, reflect balances and amounts on a restated basis. All of our future Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q and Form 10Q/A will reflect the restated information included in this Form 10-Q/A, as applicable. There were no restatements for the three and six months ended July 2, 2005.
This Form 10-Q/A is filed as part of the restatement (the “Restatement”) of our previously issued financial statements for the year ended December 31, 2005 as well as the Company’s selected financial data for 2005 as set forth in Item 6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Accordingly, we are also filing with the Commission substantially contemporaneously herewith (i) an amendment on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2005, (ii) an amendment on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended April 1, 2006 and (iii) an amendment on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
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
This Amendment No. 1 contains changes to the following disclosures:
Part I, Item 1 — Financial Statements
Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part I, Item 4 — Controls and Procedures
Part II, Item 6 — Exhibits and reports on Form 8-K

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 4. Controls and Procedures

PART II — OTHER INFORMATION
Item 6 Exhibits and Reports on Form 8-K

SIGNATURES
EX-31.1 302 Certification for CEO
EX-31.2 302 Certification for CFO
EX-32 906 Certification for CEO and CFO

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ASTRONICS CORPORATION
Consolidated Balance Sheet
July 1, 2006
With Comparative Figures for December 31, 2005
(dollars in thousands)

	July 1,	December 31,
	2006	2005
	Restated	Restated
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$425	$4,473
Accounts Receivable, net of allowance for doubtful accounts of $311 in 2006 and $365 in 2005	17,784	12,635
Inventories	23,546	19,381
Prepaid Expenses	1,022	626
Deferred Taxes	1,058	989

Total Current Assets	43,835	38,104

Property, Plant and Equipment, at cost	33,322	31,665
Less Accumulated Depreciation and Amortization	12,237	11,204

Net Property, Plant and Equipment	21,085	20,461

Intangible Assets, net of accumulated amortization of $483 in 2006 and $329 in 2005	3,246	3,400
Goodwill	2,761	2,686
Other Assets	1,750	1,788

Total Assets	$72,677	$66,439

See notes to financial statements.

ASTRONICS CORPORATION
Consolidated Balance Sheet
July 1, 2006
With Comparative Figures for December 31, 2005
(dollars in thousands)

	July 1,	December 31,
	2006	2005
	Restated	Restated
	(Unaudited)
Current Liabilities:
Current Maturities of Long-term Debt	$919	$914
Note Payable	6,000	7,000
Accounts Payable	10,167	5,421
Accrued Payroll and Employee Benefits	3,653	3,861
Income Taxes Payable	219	171
Customer Advanced Payments and Deferred Revenue	4,969	5,402
Contract Loss Reserve	—	830
Other Accrued Expenses	1,256	1,156

Total Current Liabilities	27,183	24,755

Long-term Debt	9,868	10,304
Supplemental Retirement Plan and Other Benefits	4,579	4,494
Other Liabilities	1,337	1,317
Deferred Income Taxes	210	151

Shareholders’ Equity:
Common Stock, $.01 par value Authorized 20,000,000 shares, issued 7,177,801 in 2006, 7,082,100 in 2005	72	71
Class B Stock, $.01 par value Authorized 5,000,000 shares, issued 1,548,793 in 2006, 1,603,323 in 2005	15	16
Additional Paid-in Capital	4,533	3,808
Accumulated Other Comprehensive Income	875	799
Retained Earnings	27,724	24,443

	33,219	29,137

Less Treasury Stock: 784,250 shares in 2006 and 2005	3,719	3,719

Total Shareholders’ Equity	29,500	25,418

Total Liabilities and Shareholders’ Equity	$72,677	$66,439

See notes to financial statements.

ASTRONICS CORPORATION
Consolidated Statement of Income and Retained Earnings
Six Months Ended July 1, 2006
With Comparative Figures for 2005
(Unaudited)
(dollars in thousands except per share data)

	Six Months Ended		Three Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
	Restated		Restated
Sales	$54,095	$34,495	$28,832	$18,839

Costs and Expenses:
Cost of products sold	41,917	27,707	22,066	15,344
Selling, general and administrative expenses	6,462	4,793	3,443	2,582
Interest expense, net of interest income	418	317	219	191
Other (income) expense	(34)	(4)	(22)	—

Total costs and expenses	48,763	32,813	25,706	18,117

Income Before Income Taxes	5,332	1,682	3,126	722
Provision for Income Taxes	2,051	876	1,163	525

Net Income	$3,281	$806	$1,963	$197

Retained Earnings:
Beginning of period	24,443	22,206

End of period	$27,724	$23,012

Earnings per share:
Basic	$0.41	$0.10	$0.25	$0.02

Diluted	$0.40	$0.10	$0.24	$0.02

See notes to financial statements

ASTRONICS CORPORATION
Consolidated Statement of Cash Flows
Six Months Ended July 1, 2006
With Comparative Figures for 2005
(Unaudited)

(dollars in thousands)	July 1,	July 2,
	2006	2005
	Restated
Cash Flows from Operating Activities:
Net income	$3,281	$806
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and Amortization	1,259	1,322
Deferred Taxes	(13)	527
Other	(46)	(89)
Provision for Doubtful Accounts	(21)	—
Stock Compensation Expense	329	—
Cash flows from changes in operating assets and liabilities, excluding effects of acquisition:
Accounts Receivable	(5,062)	(3,126)
Inventories	(4,094)	(2,775)
Prepaid Expenses	(409)	39
Accounts Payable	4,718	2,684
Accrued Expenses	(81)	640
Customer Advanced Payments and Deferred Revenue	(433)	—
Contract Loss Reserves	(830)	—
Income Taxes	49	114
Supplemental Retirement and Other Liabilities	84	—

Cash (used in) provided by Operating Activities	(1,269)	142

Cash Flows from Investing Activities:
Business Acquisition	—	(13,366)
Proceeds from sale of short-term investments	—	1,000
Capital Expenditures	(1,607)	(1,333)
Other	—	(142)

Cash used in Investing Activities	(1,607)	(13,841)

Cash Flows from Financing Activities:
Principal Payments on Long-term Debt and Capital Lease Obligations	(483)	(467)
Proceeds from Note Payable	—	7,000
Payment on Note Payable	(1,000)	—
Proceeds from exercise of stock options	324	162
Income tax benefit from exercise of stock options	72	—

Cash (used in) provided by Financing Activities	(1,087)	6,695

Effect of Exchange Rates on Cash	(85)	44

Cash used in Continuing Operations	(4,048)	(6,960)
Cash used in Discontinued Operations operating activities	—	(423)

Net decrease in Cash and Cash Equivalents	(4,048)	(7,383)

Cash at Beginning of Period	4,473	8,476

Cash at End of Period	$425	$1,093

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
For further information, refer to the financial statements and footnotes thereto included in Astronics Corporation’s (the “Company”) 2005 annual report on Form 10-K/A for the year ended December 31, 2005.
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
The table below reflects net earnings and net earnings per share for the three and six months ended July 1, 2006 compared with the pro forma information for the three and six months ended July 2, 2005 as follows:

	Six Months Ended			Three Months Ended
	July 1,		July 2,	July 1,		July 2,
	2006		2005	2006		2005
(in thousands, except per share data)	Restated			Restated

Net earnings, as reported for the prior period (1)	$	N/A	$806	$	N/A	$197
Stock compensation expense		329	208		187	116
Tax benefit		(51)	(75)		(35)	(42)

Stock compensation expense, net of tax (2)		278	133		152	74

Net earnings, including the effect of stock compensation expense (3)		$3,281	$673		$1,963	$123

Net earnings per share:
Basic, as reported for the prior period (1)	$	N/A	$.10	$	N/A	$.02
Basic, including the effect of stock compensation expense (3)		$.41	$.09		$.25	$.02
Diluted, as reported for the prior period (1)	$	N/A	$.10	$	N/A	$.02
Diluted, including the effect of stock compensation expense (3)		$.40	$.08		$.24	$.02

(1)	Net earnings and earnings per share prior to 2006 did not include stock compensation expense for stock options.

(2)	Stock compensation expense prior to 2006 is calculated based on the pro forma application of SFAS No. 123.

(3)	Net earnings and earnings per share prior to 2006 represents pro forma information based on SFAS 123.
A summary of the Company’s stock option activity and related information for the six months ended July 1, 2006 is as follows:

		2006
		Weighted Average
	Number of	Exercise Price	Aggregate
(in thousands, except per option data)	Options	per option	Intrinsic Value

Outstanding at December 31, 2005	801,583	$6.49	$5,522
Options Granted	25,000	13.41	(1)
Options Exercised	(44,846)	8.13	(236)

Outstanding at July 1, 2006	781,737	6.62	5,285

Exercisable at July 1, 2006	472,688	$6.12	$3,432

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

The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of July 1, 2006:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average	Weighted
		Remaining Life	Exercise		Remaining Life	Average
Exercise Price Range	Shares	in Years	Price	Shares	in Years	Exercise Price

$2.59-$4.60	59,195	1.1	$3.90	59,195	1.1	$3.90
$5.09- $7.65	550,639	7.0	$5.62	348,995	6.4	$5.63
$9.83 - $13.49	171,903	7.4	$10.73	64,498	4.0	$10.83

	781,737	6.6	$6.62	472,688	5.4	$6.12

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
The following table summarizes the gross carrying amount and accumulated amortization for major categories of acquired intangible assets:

		Gross		Gross
	Weighted	Carrying	Accumulated	Carrying	Accumulated
	Average	Amount	Amortization	Amount	Amortization
(in thousands)	Life	July 1, 2006	July 1, 2006	Dec. 31, 2005	Dec 31, 2005

Patents	12 Years	$1,271	$140	$1,271	$91
Trade Names	N/A	553	—	553	—
Completed and unpatented technology	10 Years	487	69	487	45
Government contracts	6 Years	347	82	347	53
Backlog	4 Years	314	192	314	140

Total Intangible assets		$2,972	$483	$2,972	$329

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

Unaudited	Six Months Ended		Three Months Ended
	July 2, 2005	July 2, 2005	July 2, 2005	July 2, 2005
(in thousands, except for per share data)	As Reported	Pro Forma	As Reported	Pro Forma

Sales	$34,495	$36,194	$18,840	$18,840
Net income	806	598	197	197

Basic earnings per share	0.10	0.08	0.02	0.02
Diluted earnings per share	0.10	0.08	0.02	0.02
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
5) Inventories
Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

	July 1,	December 31,
	2006	2005
(in thousands)	Restated	Restated

Finished Goods	$3,124	$3,026
Work in Progress	10,576	7,805
Raw Material	9,846	8,550

	$23,546	$19,381

6) Comprehensive Income and Accumulated Other Comprehensive Income
The components of comprehensive income are as follows:

	Six Months Ended		Three Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
(in thousands)	Restated		Restated

Net income	$3,281	$806	$1,963	$197

Other comprehensive income:
Foreign currency translation adjustments	71	(79)	88	(10)
Gain on derivatives, net of tax	5	37	22	15

Comprehensive income	$3,357	$764	$2,073	$202

The components of accumulated other comprehensive income are as follows:

	July 1,	December 31,
(in thousands)	2006	2005

Cumulative foreign currency adjustments	$870	$799
Accumulated gain on derivatives, net of tax	5	0

Accumulated other comprehensive income	$875	$799

7) Earnings Per Share
The following table sets forth the computation of earnings per share:

	Six Months Ended		Three Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
(in thousands, except per share data)	Restated		Restated

Net Income	$3,281	$806	$1,963	$197

Basic earnings per share weighted average shares	7,925	7,835	7,937	7,857
Net effect of dilutive stock options	258	127	286	166

Diluted earnings per share weighted average shares	8,183	7,962	8,223	8,023

Basic earnings per share	$0.41	$0.10	$0.25	$0.02
Diluted earnings per share	$0.40	$0.10	$0.24	$0.02
8) Supplemental Retirement Plan and Related Post Retirement Benefits
The Company has a non-qualified supplemental retirement defined benefit plan for certain executives. The following table sets forth information regarding the net periodic pension cost for the plan.

	Six Months Ended		Three Months Ended
	July 1,	July 2,	July 1,	July 2,
(in thousands)	2006	2005	2006	2005

Service cost	$18	$12	$9	$6
Interest cost	154	154	77	77
Amortization of prior service cost	54	54	27	27
Amortization of net actuarial losses	2	—	1	—

Net periodic cost	$228	$220	$114	$110

Participants in the non-qualified supplemental retirement plan are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The following table sets forth information regarding the net periodic cost recognized for those benefits:

	Six Months Ended		Three Months Ended
	July 1,	July 2,	July 1,	July 2,
(in thousands)	2006	2005	2006	2005

Service cost	$4	$2	$2	$1
Interest cost	22	20	11	10
Amortization of prior service cost	16	16	8	8
Amortization of net actuarial losses	6	2	3	1

Net periodic cost	$48	$40	$24	$20

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

10) Income Taxes
On April 12, 2005, New York State enacted tax legislation resulting in a change to the New York State apportionment methodology. Beginning in 2006, a single sales factor apportionment method will be phased in, with a single sales factor solely used in 2008. It is expected that this enacted legislation will result in a lower apportionment of the Company’s taxable income to New York State, resulting in lower New York state income taxes. Accordingly, the Company’s ability to use or realize New York State tax credits has been reduced. In 2005, the Company has assessed the impact of the new tax legislation and recorded a valuation allowance reducing the Company’s $490 thousand deferred tax asset relating to New York State tax credits to $40 thousand. As a result of this valuation allowance the Company recorded a non-cash charge to income tax expense of $300 thousand or $0.04 per diluted share during the second quarter of 2005. The charge to income tax expense is net of the affect of federal income taxes. The effective tax rate in 2006 returned to a more normal rate of 38.5%
11) Restatement of Previously Issued Financial Statements
The Company has restated its previously issued financial statements for the year ended December 31, 2005, the three months ended April 1, 2006 and the three and six months ended July 1, 2006 to correct an error regarding the timing of revenue recognition for a bill-and-hold transaction. This error reduces revenue previously reported on the income statement for the year ended December 31, 2005 by $1.0 million and net income by $0.4 million. This error understated sales reported on the income statement for the six months ended July 1, 2006 by $0.1 million and understated net income by $0.1 million. This error overstated sales reported on the income statement for the three months ended July 1, 2006 by $0.2 million and overstated net income by $0.1 million. There were no changes necessary to the quarterly financial statements and information for the comparative period ended July 2, 2005.
This correction resulted in the following:

		(In thousands)	Six Months Ended		Three months ended
			July 1,	July 1,	July 1,	July 2,	December
			2006	2005	2006	2005	31, 2005
a	)	An increase (reduction) in Sales	$130	$—	$(207)	$—	N/A
b	)	An increase (reduction) in Cost of Products Sold associated with the reduction in Sales	45	—	(129)	—	N/A
c	)	An increase (reduction) in Income Before Taxes from Continuing Operations	85	—	(78)	—	N/A
d	)	An increase (reduction) Income Tax Expense associated with the change in Income Before Taxes from Continuing Operations	29	—	(26)	—	N/A
e	)	An increase (reduction) in Net Income	56	—	(52)	—	N/A
f	)	No change in Basic Earnings Per Share	—	—	—	—	N/A
g	)	An increase (reduction) in Diluted Earnings Per Share	0.01	—	(0.01)	—	N/A
h	)	An increase in Deferred Revenue due to the related change in Sales	868	—	868	—	$998
i	)	An increase in Finished Goods Inventory due to the related change in Cost of Products Sold	323	—	323	—	368
j	)	An increase in Current Deferred tax Assets associated with the reduction in Income Before Taxes from Continuing Operations	185	—	185	—	214
k	)	A reduction in Retained Earnings associated with the correction	(360)	—	(360)	—	(416)

CONSOLIDATED BALANCE SHEET

	July 1, 2006
	As			As
(in thousands, except per share data)	Reported	Adjustments		Restated

Current Assets:
Cash and Cash Equivalents	$425	$		$425
Accounts Receivable, net of allowance for doubtful accounts of $311 in 2006	17,784			17,784
Inventories	23,223		323	23,546
Prepaid Expenses	1,022			1,022
Deferred Taxes	873		185	1,058

Total Current Assets	43,327		508	43,835

Property, Plant and Equipment, at cost	33,322			33,322
Less Accumulated Depreciation and Amortization	12,237			12,237

Net Property, Plant and Equipment	21,085		—	21,085

Intangible Assets, net of accumulated amortization of $483 in 2006	3,246			3,246
Goodwill	2,761			2,761
Other Assets	1,750			1,750

Total Assets	$72,169		$508	$72,677

CONSOLIDATED BALANCE SHEET (continued)

	July 1, 2006
	As			As
(in thousands, except per share data)	Reported	Adjustments		Restated

Current Liabilities:
Current Maturities of Long-term Debt	$919	$		$919
Note Payable	6,000			6,000
Accounts Payable	10,167			10,167
Accrued Payroll and Employee Benefits	3,653			3,653
Income Taxes Payable	219			219
Customer Advanced Payments and Deferred Revenue	4,101		868	4,969
Contract Loss Reserve	—			—
Other Accrued Expenses	1,256			1,256

Total Current Liabilities	26,315		868	27,183

Long-term Debt	9,868			9,868
Supplemental Retirement Plan and Other Benefits	4,579			4,579
Other Liabilities	1,337			1,337
Deferred Income Taxes	210			210

Shareholders’ Equity:
Common Stock, $.01 par value Authorized 20,000,000 shares, issued 7,177,801 in 2006	72			72
Class B Stock, $.01 par value Authorized 5,000,000 shares, issued 1,548,793 in 2006	15			15
Additional Paid-in Capital	4,533			4,533
Accumulated Other Comprehensive Income	875			875
Retained Earnings	28,084		(360)	27,724

	33,579		(360)	33,219
Less Treasury Stock: 784,250 shares in 2006	3,719			3,719

Total Shareholders’ Equity	29,860		(360)	29,500

Total Liabilities and Shareholders’ Equity	$72,169		$508	$72,677

CONSOLIDATED BALANCE SHEET

	December 31, 2005
	As			As
(in thousands, except per share data)	Reported	Adjustments		Restated

Current Assets:
Cash and Cash Equivalents	$4,473	$		$4,473
Accounts Receivable, net of allowance for doubtful accounts of $365 in 2005	12,635			12,635
Inventories	19,013		368	19,381
Prepaid Expenses	626			626
Deferred Taxes	775		214	989

Total Current Assets	37,522		582	38,104

Property, Plant and Equipment, at cost	31,665			31,665
Less Accumulated Depreciation and Amortization	11,204			11,204

Net Property, Plant and Equipment	20,461		—	20,461

Intangible Assets, net of accumulated amortization of $329 in 2005	3,400			3,400
Goodwill	2,686			2,686
Other Assets	1,788			1,788

Total Assets	$65,857		$582	$66,439

CONSOLIDATED BALANCE SHEET (continued)

	December 31, 2005
	As			As
(in thousands, except per share data)	Reported	Adjustments		Restated

Current Liabilities:
Current Maturities of Long-term Debt	$914	$		$914
Note Payable	7,000			7,000
Accounts Payable	5,421			5,421
Accrued Payroll and Employee Benefits	3,861			3,861
Income Taxes Payable	171			171
Customer Advanced Payments and Deferred Revenue	4,404		998	5,402
Contract Loss Reserve	830			830
Other Accrued Expenses	1,156			1,156

Total Current Liabilities	23,757		998	24,755

Long-term Debt	10,304			10,304
Supplemental Retirement Plan and Other Benefits	4,494			4,494
Other Liabilities	1,317			1,317
Deferred Income Taxes	151			151

Shareholders’ Equity:
Common Stock, $.01 par value Authorized 20,000,000 shares, issued 7,082,100 in 2005	71			71
Class B Stock, $.01 par value Authorized 5,000,000 shares, issued 1,603,323 in 2005	16			16
Additional Paid-in Capital	3,808			3,808
Accumulated Other Comprehensive Income	799			799
Retained Earnings	24,859		(416)	24,443

	29,553		(416)	29,137
Less Treasury Stock: 784,250 shares in 2005	3,719			3,719

Total Shareholders’ Equity	25,834		(416)	25,418

Total Liabilities and Shareholders’ Equity	$65,857		$582	$66,439

CONSOLIDATED STATEMENT OF OPERATIONS

	Six Months Ended July 1, 2006			Three Months Ended July 1, 2006
	As		As	As		As
(in thousands, except per share data)	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Sales	$53,965	$130	$54,095	$29,039	$(207)	$28,832

Costs and Expenses:
Cost of products sold	41,872	45	41,917	22,195	(129)	22,066
Selling, general and administrative expenses	6,462		6,462	3,443		3,443
Interest expense, net of interest income of $4 in 2006	418		418	219		219
Other (income) expense	(34)		(34)	(22)		(22)

Total costs and expenses	48,718	45	48,763	25,835	(129)	25,706

Income Before Income Taxes	5,247	85	5,332	3,204	(78)	3,126
Provision for Income Taxes	2,022	29	2,051	1,189	(26)	1,163

Net Income	3,225	56	3,281	$2,015	$(52)	$1,963

Retained Earnings:
Beginning of period	24,859	(416)	24,443

End of period	$28,084	$(360)	$27,724

Earnings per share:
Basic	$.41	$0.00	$0.41	$.25	$0.00	$0.25
Diluted	.39	0.01	0.40	.25	(0.01)	0.24

CONSOLIDATED STATEMENT OF CASH FLOWS

	July 1, 2006
	As		As
(in thousands)	Reported	Adjustments	Restated

Cash Flows from Operating Activities:
Net income	$3,225	$56	$3,281
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and Amortization	1,259		1,259
Deferred Tax Provision	(42)	29	(13)
Other	(46)		(46)
Provision for Doubtful Accounts	(21)		(21)
Stock Compensation Expense	329		329
Cash flows from changes in operating assets and liabilities, excluding effects of acquisition:
Accounts Receivable	(5,062)		(5,062)
Inventories	(4,139)	45	(4,094)
Prepaid Expenses	(409)		(409)
Accounts Payable	4,718		4,718
Accrued Expenses	(81)		(81)
Customer Advanced Payments and Deferred Revenue	(303)	(130)	(433)
Contract Loss Reserves	(830)		(830)
Income Taxes	49		49
Supplemental Retirement and Other Liabilities	84		84

Cash used in Operating Activities	(1,269)	—	(1,269)

Cash Flows from Investing Activities:
Business Acquisition	—		—
Proceeds from sale of short-term investments	—		—
Capital Expenditures	(1,607)		(1,607)
Other	—		—

Cash used in Investing Activities	(1,607)	—	(1,607)

Cash Flows from Financing Activities:
Principal Payments on Long-term Debt and Capital Lease Obligations	(483)		(483)
Proceeds from Note Payable	—		—
Payment on Note Payable	(1,000)		(1,000)
Proceeds from Issuance of Stock	324		324
Income tax benefit from exercise of stock options	72		72

Cash used in Financing Activities	(1,087)	—	(1,087)

Effect of Exchange Rates on Cash	(85)	—	(85)

Cash used in Continuing Operations	(4,048)	—	(4,048)

Cash used in Discontinued Operations — operating activities	—	—	—

Net decrease in Cash and Cash Equivalents	(4,048)	—	(4,048)

Cash at Beginning of Period	4,473	—	4,473

Cash at End of Period	$425	$—	$425

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (RESTATED)
(The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10-K/A for the year ended December 31, 2005.)
The following table sets forth income statement data as a percent of net sales:

	Six Months Ended		Three Months Ended
	July 1,		July 1,
	2006	July 2,	2006	July 2,
(in thousands)	Restated	2005	Restated	2005

Sales	100.0%	100.0%	100.0%	100.0%

Cost of products sold	77.5	80.3	76.6	81.5
Selling, general and administrative and other expense	11.9	13.9	11.9	13.7
Interest expense and Other (Income) Expense	0.7	0.9	0.7	1.0

Total cost and expenses	90.1	95.1	89.2	96.2

Income before taxes	9.9%	4.9%	10.8%	3.8%

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
SALES
Sales for the second quarter of 2006 increased 53.2% to $28.8 million compared with $18.8 million for the same period last year. Sales to the commercial transport market were $16.7 million, as compared to $8.4 million for the same period of 2005, an increase of $8.3 million or 98.8 percent. The sales increase to the commercial transport market was primarily a result of increased volume of cabin electronics products. The volume increase has been driven by increased installations of in-seat power and in-flight entertainment systems utilizing our products. The balance of the increase in commercial transport market sales was due to a broad increased demand for the cabin lighting product line. Sales to the business jet market were $5.4 million, up $1.3 million, or 32.9%, compared with sales of $4.1 million for the same period in 2005. The increase of sales to the business jet market is due primarily to an increase in volume as production of new business jets by the airframe manufacturers increased over last year. Sales to the military market were $6.5 million as compared to $6.1 million last year, an increase of $0.4 million or 6.1%. A $1.0 million increase in sales for airframe power products driven by shipments for the Tactical Tomahawk and Taurus Missile programs was offset by a $1.0 million decrease in deliveries for F-16 night vision kits for the Korean Air Force. The balance of the increase for military sales was a result of a general increase in volume.
2006 year to date sales increased 56.8 % to $54.1 million compared with $34.5 million for the same period last year. Sales to the commercial transport market were up $14.9 million, or 102.1% to $29.5 million compared with the year ago period at $14.6 million. The increase is due to primarily a result of increased volume of cabin electronics products as the commercial airline market continues to strengthen. The volume increase has been driven by increased installations of in-seat power and in-flight entertainment systems utilizing our products. Sales to the business jet market were $10.3 million, up $2.2 million, or 27.5%, compared with $8.1 million for the same period in 2005. The increase of sales to the business jet market is due primarily to an increase in volume as production of new business jets by the airframe manufacturers increased over last year. Sales to the military market were $13.6 million, up from $11.2 million in the same period of 2005. Shipments for the Tactical Tomahawk and Taurus Missile programs were primarily responsible for a $2.5 million increase of sales for airframe power products to the military markets. This was partially offset by a $0.9 million decrease in deliveries for F-16 night vision kits for the Korean Air Force as the Korean program was concluded in 2005. The balance of the increase for military sales was a result of a general increase in volume.

A small portion of the 2006 year to date sales increase is due to the timing of the Astronics Advanced Electronic Systems acquisition. The acquisition date was February 3, 2005, as such the first six months of 2005 contained only twenty one weeks of sales for Astronics Advanced Electronic Systems as compared with twenty six weeks in the first six months of 2006.
EXPENSES AND MARGINS
Cost of products sold as a percentage of sales decreased 4.9 percentage points to 76.6% for the second quarter of 2006 as compared to 81.5% for the same period last year. That decrease was primarily a result of the leverage provided by sales volume increases without a corresponding increase to our fixed manufacturing costs.
Year to date costs of products sold decreased by 2.8 percentage points to 77.5 % as compared to 80.3% for the same period last year. That decrease was also a result of the leverage provided by sales volume increases without a corresponding increase to our fixed manufacturing costs. That leverage was partially offset by a $0.9 million increase in engineering and development costs over the same period last year.
Selling, general and administrative and other (SG&A) expense as a percent of sales was 11.9 % for the second quarter of 2006, a decrease of 1.8 percentage points compared with 13.7% for the same period of 2005. Second quarter 2006 SG&A costs increased $0.8 million to $3.4 million as compared to the second quarter of 2005. The increase was primarily due to increased wages and benefits due to increased staffing and compensation related costs and increased costs for audit and other professional services related to Sarbanes-Oxley 404 implementation.
For the first six months of 2006 SG&A as a percentage of sales was 11.9% compared to 13.9% for the same period of 2005. In terms of dollars SG&A costs increased $1.7 million to $6.5 million for the first six months of 2006 from $4.8 million in the first six months of 2005. The increase was due to increased wages and benefits due to increased staffing and compensation related costs and increased costs for audit and other professional services related to Sarbanes-Oxley 404 implementation. Also, a portion of the 2006 year to date SG&A increase is due to the timing of the Astronics Advanced Electronic Systems acquisition. The acquisition date was February 3, 2005, as such the first six months of 2005 contained only twenty one weeks of expenses for Astronics Advanced Electronic Systems as compared with twenty six weeks in the first six months of 2006.
Net interest expense for the second quarter of 2006 and 2005 was $0.2 million. Net interest expense for the six months of 2006 increased by $0.1 million from $0.3 million in 2005 to $0.4 million due to an increase in interest rates, offset somewhat by the impact of a pay down of $1.0 million on the note payable during the first half of 2006.
TAXES
The effective income tax rate for the second quarter of 2006 was 37.2 % compared to 72.7% last year. The 2005 tax rate was due primarily to the Company’s assessment of the impact of the new tax legislation in 2005 and the recording of a valuation allowance reducing the Company’s $0.5 million deferred tax asset relating to New York State tax credits to $40 thousand. As a result of this valuation allowance the Company recorded a non-cash charge to income tax expense of $0.3 million or $.04 per share during the second quarter of 2005.
The 2006 year to date effective income tax rate was 38.5% compared to 52.1% last year. Last year’s effective rate was impacted by the valuation allowance discussed in the preceding paragraph.
The Company expects its effective income tax rate to continue to approximate the statutory rates in the future.
NET INCOME AND EARNINGS PER SHARE
Net income for the second quarter of 2006 was $2.0 million or $0.24 per share diluted, an increase of $1.8 million from $0.2 million, or $0.02 per share diluted in the second quarter of 2005. Net income in the second quarter of 2005 was significantly impacted by recording a valuation allowance for certain deferred tax assets referred to in the previous “Taxes” section. The earnings per share increase was due to increased net income and was not significantly impacted by a change in shares outstanding.

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
BACKLOG
The Company’s backlog at July 1, 2006 was $89.8 million compared with $77.9 million at July 2, 2005.
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
Item 4. Controls and Procedures
     As discussed in Note 11 of the “Notes to Condensed Consolidated Financial Statements (Restated),” contained in Part I, Item 1 of this Form 10-Q/A, we have restated in this Form 10-Q/A our unaudited consolidated financial statements for the three and six months ended July 1, 2006 (the “Second Quarter Restatement”). This Item 4 has been updated to reflect the Second Quarter Restatement which is related to the correction of an error in our recognition of revenue for a bill and hold relationship with one customer.
Evaluation of Disclosure Controls and Procedures (Restated)
     (a) Disclosure Controls and Procedures: The Company carried out an evaluation, under the supervision and with the participation of Company Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. However, as described below in “Application of Generally Accepted Accounting Principles” during the Company’s 2006 year-end audit the Company became aware that its revenue recognition policy with regard to a bill and hold arrangement with one customer did not meet all of the criteria necessary to allow it to recognize revenue for the transaction while the product remained in the Company’s facility. As such Management has concluded that a material weakness in the Company’s internal control over financial reporting existed at July 1, 2006.

     (b) Changes in Internal Control over Financial Reporting: There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As such, the material weakness in our internal control over financial reporting that existed as of December 31, 2005, as described and as disclosed in Part II, Item 9A of our Amended 2005 Form 10-K/A, continued to exist as of July 1, 2006.
“Application of Generally Accepted Accounting Principles”
     During the Company’s 2006 year-end audit the Company became aware that its revenue recognition policy with regard to a bill and hold arrangement with one customer did not meet all of the criteria necessary to allow it to recognize revenue for the transaction while the product remained in the Company’s facility. As such Management has concluded that a material weakness in the Company’s internal control over financial reporting existed at July 1, 2006. The Company believes it has taken action to remediate the weakness that includes training with regard to bill and hold arrangements and approval of any proposed bill and hold arrangement by the CEO and CFO of the Company.

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