Form 10-Q/A
period 2006-09-30
ASTRONICS CORP
filed 2007-03-14
CIK 8063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q /A
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

EXPLANATORY NOTE
We have restated the Company’s unaudited consolidated financial statements for the three and nine months ended September 30, 2006 and October 1, 2005 in this Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2006 (the “Form 10-Q”) initially filed with the Securities and Exchange Commission (the “Commission”) on November 14, 2006 (the “Original Filing”). This, which reflects third quarter 2006 restated financial statements and related footnote disclosures to correct an error which overstated sales and net income reported on the income statement for the three months ended September 30, 2006 by $0.8 million and $0.3 million respectively, overstated sales and net income reported on the income statement for the nine months ended September 30, 2006 by $0.7 million and $0.2 million respectively, overstated sales and net income reported on the income statement for the three months ended October 1, 2005 by $0.8 million and $0.3 million respectively and overstated sales and net income reported on the income statement for the nine months ended October 1, 2005 by $0.8 million and $0.3 million respectively.
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
This correction resulted in the following:

	Nine Months Ended		Three months ended
	September 30,	October 1,	September 30,	October 1,	December 31,
(In thousands)	2006	2005	2006	2005	2005

a) A reduction in Sales	$(658)	$(795)	$(788)	$(795)	N/A

b) A reduction in Cost of Products Sold associated with the change in Sales	(341)	(286)	(386)	(286)	N/A
c) A reduction in Income Before Taxes from Continuing Operations	(317)	(509)	(402)	(509)	N/A
d) A reduction Income Tax Expense associated with the change in Income Before Taxes from Continuing Operations	(108)	(173)	(137)	(173)	N/A
e) A reduction in Net Income	(209)	(336)	(265)	(336)	N/A
f) A reduction in Basic Earnings Per Share	(0.03)	(0.04)	(0.03)	(0.04)	N/A
g) A reduction in Diluted Earnings Per Share	(0.03)	(0.04)	(0.03)	(0.04)	N/A
h) An increase in Deferred Revenue due to the related change in Sales	1,656	795	1,656	795	$998
i) An increase Finished Goods Inventory due to the related change in Cost of Products Sold	709	286	709	286	368

	Nine Months Ended		Three months ended
	September 30,	October 1,	September 30,	October 1,	December 31,
(In thousands)	2006	2005	2006	2005	2005

j) An increase in Current Deferred tax Assets associated with the change in Income Before Taxes from Continuing Operations	322	173	322	173	214
k) A reduction in Retained Earnings associated with the correction	(625)	(336)	(625)	(336)	(416)
All referenced amounts in this report as of September 30, 2006 and December 31, 2005, and for the three and nine months ended September 30, 2006 and October 1, 2005, reflect balances and amounts on a restated basis. All of our future Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q and Form 10Q/A will reflect the restated information included in this Form 10-Q/A, as applicable.
This Form 10-Q/A is filed as part of the restatement (the “Restatement”) of our previously issued financial statements for the year ended December 31, 2005 as well as the Company’s selected financial data for 2005 as set forth in Item 6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Accordingly, we are also filing with the Commission substantially contemporaneously herewith (i) an amendment on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2005, (ii) an amendment on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended April 1, 2006 and (iii) an amendment on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended July 1, 2006. These additional amended filings with the Commission correct the same types of errors noted above. We do not intend to file any other amended Annual Reports on Form 10-K affected by this Restatement.
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
(dollars in thousands except per share amounts)

	September 30,	December 31,
	2006	2005
	Restated	Restated
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$645	$4,473
Accounts Receivable, net of allowance for doubtful accounts of $279 in 2006 and $365 in 2005	18,065	12,635
Inventories	27,293	19,381
Prepaid Expenses	1,227	626
Deferred Taxes	1,061	989

Total Current Assets	48,291	38,104

Property, Plant and Equipment, at cost	33,999	31,665
Less Accumulated Depreciation and Amortization	12,778	11,204

Net Property, Plant and Equipment	21,221	20,461

Intangible Assets, net of accumulated amortization of $559 in 2006 and $329 in 2005	3,170	3,400
Goodwill	2,780	2,686
Other Assets	1,741	1,788

Total Assets	$77,203	$66,439

See notes to consolidated financial statements.

ASTRONICS CORPORATION
Consolidated Balance Sheet
September 30, 2006
with Comparative Figures for December 31, 2005
(dollars in thousands except per share amounts)

	September 30,	December 31,
	2006	2005
	Restated	Restated
	(Unaudited)
Current Liabilities:
Current Maturities of Long-term Debt	$921	$914
Note Payable	7,900	7,000
Accounts Payable	9,878	5,421
Accrued Payroll and Employee Benefits	3,885	3,861
Income Taxes Payable	—	171
Customer Advanced Payments and Deferred Revenue	5,238	5,402
Contract Loss Reserve	—	830
Other Accrued Expenses	1,498	1,156

Total Current Liabilities	29,320	24,755

Long-term Debt	9,837	10,304
Supplemental Retirement Plan and Other Benefits	4,622	4,494
Other Liabilities	1,365	1,317
Deferred Income Taxes	192	151

Shareholders’ Equity:
Common Stock, $.01 par value
Authorized 20,000,000 shares, issued 7,298,450 in 2006, 7,082,100 in 2005	72	71
Class B Stock, $.01 par value
Authorized 5,000,000 shares, issued 1,506,282 in 2006, 1,603,323 in 2005	15	16
Additional Paid-in Capital	5,289	3,808
Accumulated Other Comprehensive Income	838	799
Retained Earnings	29,372	24,443

	35,586	29,137
Less Treasury Stock: 784,250 shares in 2006 and 2005	3,719	3,719

Total Shareholders’ Equity	31,867	25,418

Total Liabilities and Shareholders’ Equity	$77,203	$66,439

See notes to consolidated financial statements.

ASTRONICS CORPORATION
Consolidated Statement of Income and Retained Earnings
Three and Nine Months Ended September 30, 2006
with Comparative Figures for 2005
(Unaudited)
(dollars in thousands except per share data)

	Nine Months Ended		Three Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
	Restated	Restated	Restated	Restated
Sales	$81,847	$54,121	$27,752	$19,626

Costs and Expenses:
Cost of products sold	63,550	43,368	21,633	15,661
Selling, general and administrative expenses	9,931	7,692	3,469	2,899
Interest expense, net of interest income	650	519	232	202
Other income	(39)	(13)	(5)	(9)

Total costs and expenses	74,092	51,566	25,329	18,753

Income Before Income Taxes	7,755	2,555	2,423	873
Provision for Income Taxes	2,826	1,295	775	419

Net Income	$4,929	$1,260	$1,648	$454

Retained Earnings:
Beginning of period	24,443	22,206

End of period	$29,372	$23,466

Earnings per share:
Basic	$0.62	$0.16	$0.21	$0.06

Diluted	$0.60	$0.16	$0.20	$0.06

See notes to consolidated financial statements.

ASTRONICS CORPORATION
Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2006
with Comparative Figures for 2005
(Unaudited)
(dollars in thousands)

	September 30,	October 1,
	2006	2005
	Restated	Restated
Cash Flows from Operating Activities:
Net income	$4,929	$1,260
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and Amortization	1,960	2,042
Deferred Taxes	(6)	332
Other	—	(195)
Provision for non-cash losses on inventories and receivables	(125)	498
Stock Compensation Expense	493	—
Cash flows from changes in operating assets and liabilities, excluding effects of acquisition:
Accounts Receivable	(5,303)	(2,330)
Inventories	(7,745)	(4,879)
Prepaid Expenses	(347)	(165)
Accounts Payable	4,422	1,639
Accrued Expenses	408	1,072
Customer Advanced Payments and Deferred Revenue	(164)	795
Contract Loss Reserves	(830)	—
Income Taxes	(410)	1,339
Supplemental Retirement and Other Liabilities	64	—

Cash (used in) provided by Operating Activities	(2,654)	1,408

Cash Flows from Investing Activities:
Business Acquisition	—	(13,366)
Proceeds from sale of short-term investments	—	1,000
Capital Expenditures	(2,300)	(1,765)
Other	(74)	(162)

Cash used in Investing Activities	(2,374)	(14,293)

Cash Flows from Financing Activities:
Principal Payments on Long-term Debt and Capital Lease Obligations	(529)	(506)
Proceeds from Note Payable	3,200	7,000
Payment on Note Payable	(2,300)	—
Proceeds from exercise of stock options	916	162
Income tax benefit from exercise of stock options	72	—
Other	(83)	—

Cash provided by Financing Activities	1,276	6,656

Effect of Exchange Rates on Cash	(76)	(14)

Cash used in Continuing Operations	(3,828)	(6,243)
Cash used in Discontinued Operations operating activities	—	(447)

Net decrease in Cash and Cash Equivalents	(3,828)	(6,690)
Cash at Beginning of Period	4,473	8,476

Cash at End of Period	$645	$1,786

See notes to consolidated financial statements

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
The table below reflects net earnings and net earnings per share for the three and nine months ended September 30, 2006 compared with the pro forma information for the three and nine months ended October 1, 2005 as follows:

	Nine Months Ended			Three Months Ended
	September 30,		October 1,	September 30,		October 1,
	2006		2005	2006		2005
(in thousands, except per share data)	Restated		Restated	Restated		Restated

Net earnings, as reported for the prior period (1)	$	N/A	$1,260	$	N/A	$454
Stock compensation expense		493	242		164	81
Tax benefit		(79)	(42)		(28)	(14)

Stock compensation expense, net of tax (2)		414	200		136	67

Net earnings, including the effect of stock compensation expense (3)		$4,929	$1,060		$1,648	$387

Net earnings per share:
Basic, as reported for the prior period (1)	$	N/A	$0.16	$	N/A	$0.06
Basic, including the effect of stock compensation expense (3)		$0.62	$0.14		$0.21	$0.05
Diluted, as reported for the prior period (1)	$	N/A	$0.16	$	N/A	$0.06
Diluted, including the effect of stock compensation expense (3)		$0.60	$0.13		$0.20	$0.05

(1)	Net earnings and earnings per share prior to 2006 did not include stock compensation expense for stock options.

(2)	Stock compensation expense prior to 2006 is calculated based on the pro forma application of SFAS No. 123.

(3)	Net earnings and earnings per share prior to 2006 represents pro forma information based on SFAS No. 123.
A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2006 is as follows:

		2006
		Weighted Average
	Number of	Exercise Price	Aggregate
(dollars in thousands, except per option data)	Options	per option	Intrinsic Value

Outstanding at December 31, 2005	801,583	$6.49	$7,423
Options Granted	25,000	13.41	59
Options Exercised	(57,001)	7.31	(481)

Outstanding at September 30, 2006	769,582	6.65	7,003

Exercisable at September 30, 2006	489,837	$6.53	$4,516
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

Unaudited	Nine Months Ended		Three Months Ended
	October 1, 2005	October 1, 2005	October 1, 2005	October 1, 2005
	As Reported	Pro Forma	As Reported	Pro Forma
(in thousands, except for per share data)	Restated	Restated	Restated	Restated

Sales	$54,121	$55,820	$19,626	$19,626
Net income	$1,260	$1,052	$454	$454

Basic earnings per share	$0.16	$0.13	$0.06	$0.06
Diluted earnings per share	$0.16	$0.13	$0.06	$0.06
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
5) Inventories
Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

	September 30,	December 31,
	2006	2005
(in thousands)	Restated	Restated

Finished Goods	$4,004	$3,026
Work in Progress	10,235	7,805
Raw Material	13,054	8,550

	$27,293	$19,381

6) Comprehensive Income and Accumulated Other Comprehensive Income
The components of comprehensive income are as follows:

	Nine Months Ended		Three Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
(in thousands)	Restated	Restated	Restated	Restated

Net income	$4,929	$1,260	$1,648	$454
Other comprehensive income:
Foreign currency translation adjustments	89	95	18	174
(Loss) gain on derivatives, net of tax	(50)	49	(55)	12

Comprehensive income	$4,968	$1,404	$1,611	$640

The components of accumulated other comprehensive income is as follows:

	September 30,	December 31,
(in thousands)	2006	2005

Cumulative foreign currency adjustments	$888	$799
Accumulated loss on derivatives, net of tax of $25 thousand for 2006 and $- for 2005	(50)	—

Accumulated other comprehensive income	$838	$799

7) Earnings Per Share
The following table sets forth the computation of earnings per share:

	Nine Months Ended		Three Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
(in thousands, except per share data)	Restated	Restated	Restated	Restated
Net Income	$4,929	$1,260	$1,648	$454

Basic earnings per share weighted average shares	7,933	7,843	7,951	7,858
Net effect of dilutive stock options	277	163	313	236

Diluted earnings per share weighted average shares	8,210	8,006	8,264	8,094

Basic earnings per share	$0.62	$0.16	$0.21	$0.06
Diluted earnings per share	$0.60	$0.16	$0.20	$0.06
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
The Company has a significant concentration of business with two customers. Sales to the U.S. Government were approximately 11.2% and 13.0% of revenue during the 3rd quarter and year to date 2006, respectively and were approximately 18.2% and 15.8% of revenue during the 3rd quarter and year to date 2005, respectively.
Sales to one other customer amounted to approximately 25.3% and 21.0% of its sales during the 3rd quarter and year to date 2006, respectively and were approximately 0.1% and 1.9% of its sales during the 3rd quarter and year to date 2005, respectively.
12) Restatement of Previously Issued Financial Statements
The Company has restated its previously issued financial statements for the year ended December 31, 2005, the three-months ended April 1, 2006, the three and six months ended July 1, 2006 and the three and nine months ended September 30, 2006 to correct an error regarding the timing of revenue recognition for a bill-and-hold transaction. This error reduces revenue previously reported on the income statement for the year ended December 31, 2005 by $1.0 million and net income by $0.4 million. This error overstated sales reported on the income statement for the nine months ended September 30, 2006 by $0.7 million and overstated net income by $0.2 million. This error overstated sales reported on the income statement for the three months ended September 30, 2006 by $0.8 million and overstated net income by $0.3 million. This error overstated sales reported on the income statement for the three and nine months ended October 1, 2005 by $0.8 million and overstated net income by $0.3 million.
This correction resulted in the following:

	Nine Months Ended		Three months ended
	September 30,	October 1,	September 30,	October 1,	December 31,
(In thousands)	2006	2005	2006	2005	2005

a) A reduction in Sales	$(658)	$(795)	$(788)	$(795)	N/A

b) A reduction in Cost of Products Sold associated with the change in Sales	(341)	(286)	(386)	(286)	N/A

	Nine Months Ended		Three months ended
	September 30,	October 1,	September 30,	October 1,	December 31,
(In thousands)	2006	2005	2006	2005	2005

c) A reduction in Income Before Taxes from Continuing Operations	(317)	(509)	(402)	(509)	N/A
d) A reduction Income Tax Expense associated with the change in Income Before Taxes from Continuing Operations	(108)	(173)	(137)	(173)	N/A
e) A reduction in Net Income	(209)	(336)	(265)	(336)	N/A
f) A reduction in Basic Earnings Per Share from $0.24 per share for the quarter and from $0.65 per share for year-to-date for 2006 and from $0.10 per share for the quarter and from $0.20 per share for year-to-date for 2005	(0.03)	(0.04)	(0.03)	(0.04)	N/A
g) A reduction in Diluted Earnings Per Share from $0.23 per share for the quarter and from $0.63 per share for year-to-date for 2006 and from $0.10 per share for the quarter and from $0.20 per share for year-to-date for 2005	(0.03)	(0.04)	(0.03)	(0.04)	N/A
h) An increase in Deferred Revenue due to the related change in Sales	1,656	795	1,656	795	$998
i) An increase Finished Goods Inventory due to the related change in Cost of Products Sold	709	286	709	286	368
j) An increase in Current Deferred tax Assets associated with the change in Income Before Taxes from Continuing Operations	322	173	322	173	214
k) A reduction in Retained Earnings associated with the correction	(625)	(336)	(625)	(336)	(416)
CONSOLIDATED BALANCE SHEET

	September 30, 2006
	As			As
(in thousands, except per share data)	Reported	Adjustments		Restated

Current Assets:
Cash and Cash Equivalents	$645	$		$645
Accounts Receivable, net of allowance for doubtful accounts of $279 in 2006	18,065			18,065
Inventories	26,584		709	27,293
Prepaid Expenses	1,227			1,227
Deferred Taxes	739		322	1,061

Total Current Assets	47,260		1,031	48,291

Property, Plant and Equipment, at cost	33,999			33,999
Less Accumulated Depreciation and Amortization	12,778			12,778

Net Property, Plant and Equipment	21,221		—	21,221

Intangible Assets, net of accumulated amortization of $559 in 2006	3,170			3,170
Goodwill	2,780			2,780
Other Assets	1,741			1,741

Total Assets	$76,172		$1,031	$77,203

CONSOLIDATED BALANCE SHEET (continued)

	September 30, 2006
	As			As
(in thousands, except per share data)	Reported	Adjustments		Restated

Current Liabilities:
Current Maturities of Long-term Debt	$921	$		$921
Note Payable	7,900			7,900
Accounts Payable	9,878			9,878
Accrued Payroll and Employee Benefits	3,885			3,885
Income Taxes Payable	—			—
Customer Advanced Payments and Deferred Revenue	3,582		1,656	5,238
Contract Loss Reserve	—			—
Other Accrued Expenses	1,498			1,498

Total Current Liabilities	27,664		1,656	29,320

Long-term Debt	9,837			9,837
Supplemental Retirement Plan and Other Benefits	4,622			4,622
Other Liabilities	1,365			1,365
Deferred Income Taxes	192			192

Shareholders’ Equity:
Common Stock, $.01 par value Authorized 20,000,000 shares, issued 7,298,450 in 2006	72			72
Class B Stock, $.01 par value Authorized 5,000,000 shares, issued 1,506,282 in 2006	15			15
Additional Paid-in Capital	5,289			5,289
Accumulated Other Comprehensive Income	838			838
Retained Earnings	29,997		(625)	29,372

	36,211		(625)	35,586
Less Treasury Stock: 784,250 shares in 2006	3,719			3,719

Total Shareholders’ Equity	32,492		(625)	31,867

Total Liabilities and Shareholders’ Equity	$76,172		$1,031	$77,203

CONSOLIDATED BALANCE SHEET

	December 31, 2005
	As			As
(in thousands, except per share data)	Reported	Adjustments		Restated

Current Assets:
Cash and Cash Equivalents	$4,473	$		$4,473
Accounts Receivable, net of allowance for doubtful accounts of $365 in 2005	12,635			12,635
Inventories	19,013		368	19,381
Prepaid Expenses	626			626
Deferred Taxes	775		214	989

Total Current Assets	37,522		582	38,104

Property, Plant and Equipment, at cost	31,665			31,665
Less Accumulated Depreciation and Amortization	11,204			11,204

Net Property, Plant and Equipment	20,461		—	20,461

Intangible Assets, net of accumulated amortization of $329 in 2005	3,400			3,400
Goodwill	2,686			2,686
Other Assets	1,788			1,788

Total Assets	$65,857		$582	$66,439

CONSOLIDATED BALANCE SHEET (continued)

	December 31, 2005
	As			As
(in thousands, except per share data)	Reported	Adjustments		Restated

Current Liabilities:
Current Maturities of Long-term Debt	$914	$		$914
Note Payable	7,000			7,000
Accounts Payable	5,421			5,421
Accrued Payroll and Employee Benefits	3,861			3,861
Income Taxes Payable	171			171
Customer Advanced Payments and Deferred Revenue	4,404		998	5,402
Contract Loss Reserve	830			830
Other Accrued Expenses	1,156			1,156

Total Current Liabilities	23,757		998	24,755

Long-term Debt	10,304			10,304
Supplemental Retirement Plan and Other Benefits	4,494			4,494
Other Liabilities	1,317			1,317
Deferred Income Taxes	151			151

Shareholders’ Equity:
Common Stock, $.01 par value
Authorized 20,000,000 shares, issued 7,082,100 in 2005	71			71
Class B Stock, $.01 par value
Authorized 5,000,000 shares, issued 1,603,323 in 2005	16			16
Additional Paid-in Capital	3,808			3,808
Accumulated Other Comprehensive Income	799			799
Retained Earnings	24,859		(416)	24,443

	29,553		(416)	29,137
Less Treasury Stock: 784,250 shares in 2005	3,719			3,719

Total Shareholders’ Equity	25,834		(416)	25,418

Total Liabilities and Shareholders’ Equity	$65,857		$582	$66,439

CONSOLIDATED STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2006			Three Months Ended September 30, 2006
	As		As	As		As
(in thousands, except per share data)	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Sales	$82,505	$(658)	$81,847	$28,540	$(788)	$27,752

Costs and Expenses:
Cost of products sold	63,891	(341)	63,550	22,019	(386)	21,633
Selling, general and administrative expenses	9,931		9,931	3,469		3,469
Interest expense, net of interest income	650		650	232		232
Other (income) expense	(39)		(39)	(5)		(5)

Total costs and expenses	74,433	(341)	74,092	25,715	(386)	25,329

Income Before Income Taxes	8,072	(317)	7,755	2,825	(402)	2,423
Provision for Income Taxes	2,934	(108)	2,826	912	(137)	775

Net Income	5,138	(209)	4,929	$1,913	$(265)	$1,648

Retained Earnings:
Beginning of period	24,859	(416)	24,443

End of period	$29,997	$(625)	$29,372

Earnings per share:
Basic	$.65	$(0.03)	$0.62	$.24	$(0.03)	$0.21
Diluted	.63	(0.03)	0.60	.23	(0.03)	0.20

CONSOLIDATED STATEMENT OF OPERATIONS

	Nine Months Ended October 1, 2005			Three Months Ended October 1, 2005
	As		As	As		As
(in thousands, except per share data)	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Sales	$54,916	$(795)	$54,121	$20,421	$(795)	$19,626

Costs and Expenses:
Cost of products sold	43,654	(286)	43,368	15,947	(286)	15,661
Selling, general and administrative expenses	7,692		7,692	2,899		2,899
Interest expense, net of interest income	519		519	202		202
Other (income) expense	(13)		(13)	(9)		(9)

Total costs and expenses	51,852	(286)	51,566	19,039	(286)	18,753

Income Before Income Taxes	3,064	(509)	2,555	1,382	(509)	873
Provision for Income Taxes	1,468	(173)	1,295	592	(173)	419

Net Income	1,596	(336)	1,260	$790	$(336)	$454

Retained Earnings:
Beginning of period	22,206		22,206

End of period	$23,802	$(336)	$23,466

Earnings per share:
Basic	$0.20	$(0.04)	$0.16	$0.10	$(0.04)	$0.06
Diluted	0.20	(0.04)	0.16	0.10	(0.04)	0.06

CONSOLIDATED STATEMENT OF CASH FLOWS

	September 30, 2006
	As		As
(in thousands)	Reported	Adjustments	Restated

Cash Flows from Operating Activities:

Net income	$5,138	$(209)	$4,929
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and Amortization	1,960		1,960
Deferred Tax Provision	102	(108)	(6)
Other	—		—
Provision for Doubtful Accounts	(125)		(125)
Stock Compensation Expense	493		493
Cash flows from changes in operating assets and liabilities, excluding effects of acquisition:
Accounts Receivable	(5,303)		(5,303)
Inventories	(7,404)	(341)	(7,745)
Prepaid Expenses	(347)		(347)
Accounts Payable	4,422		4,422
Accrued Expenses	408		408
Customer Advanced Payments and Deferred Revenue	(822)	658	(164)
Contract Loss Reserves	(830)		(830)
Income Taxes	(410)		(410)
Supplemental Retirement and Other Liabilities	64		64

Cash used in Operating Activities	(2,654)	—	(2,654)

Cash Flows from Investing Activities:
Business Acquisition	—		—
Proceeds from sale of short-term investments	—		—
Capital Expenditures	(2,300)		(2,300)
Other	(74)		(74)

Cash used in Investing Activities	(2,374)	—	(2,374)

Cash Flows from Financing Activities:
Principal Payments on Long-term Debt and Capital Lease Obligations	(529)		(529)
Proceeds from Note Payable	3,200		3,200
Payment on Note Payable	(2,300)		(2,300)
Proceeds from Issuance of Stock	916		916
Income tax benefit from exercise of stock options	72		72
Other	(83)		(83)

Cash provided by Financing Activities	1,276	—	1,276

Effect of Exchange Rates on Cash	(76)	—	(76)

Cash used in Continuing Operations	(3,828)	—	(3,828)
Cash used in Discontinued Operations – operating activities	—	—	—

Net decrease in Cash and Cash Equivalents	(3,828)	—	(3,828)

Cash at Beginning of Period	4,473	—	4,473

Cash at End of Period	$645	$—	$645

CONSOLIDATED STATEMENT OF CASH FLOWS

	October 1, 2005
	As		As
(in thousands)	Reported	Adjustments	Restated

Cash Flows from Operating Activities:
Net income	$1,596	$(336)	$1,260
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and Amortization	2,042		2,042
Deferred Tax Provision	505	(173)	332
Other	(195)		(195)
Provision for Doubtful Accounts	498		498
Stock Compensation Expense	—		—
Cash flows from changes in operating assets and liabilities, excluding effects of acquisition:
Accounts Receivable	(2,330)		(2,330)
Inventories	(4,593)	(286)	(4,879)
Prepaid Expenses	(165)		(165)
Accounts Payable	1,639		1,639
Accrued Expenses	1,072		1,072
Customer Advanced Payments and Deferred Revenue	—	795	795
Contract Loss Reserves	—		—
Income Taxes	1,339		1,339
Supplemental Retirement and Other Liabilities	—		—

Cash provided by Operating Activities	1,408	—	1,408

Cash Flows from Investing Activities:
Business Acquisition	(13,366)		(13,366)
Proceeds from sale of short-term investments	1,000		1,000
Capital Expenditures	(1,765)		(1,765)
Other	(162)		(162)

Cash used in Investing Activities	(14,293)	—	(14,293)

Cash Flows from Financing Activities:
Principal Payments on Long-term Debt and Capital Lease Obligations	(506)		(506)
Proceeds from Note Payable	7,000		7,000
Payment on Note Payable	—		—
Proceeds from exercise of stock options	162		162
Income tax benefit from exercise of stock options	—		—
Other	—		—

Cash provided by Financing Activities	6,656	—	6,656

Effect of Exchange Rates on Cash	(14)	—	(14)

Cash used in Continuing Operations	(6,243)	—	(6,243)
Cash used in Discontinued Operations – operating activities	(447)	—	(447)

Net decrease in Cash and Cash Equivalents	(6,690)	—	(6,690)

Cash at Beginning of Period	8,476		8,476

Cash at Ending of Period	$1,786	$—	$1,786

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (RESTATED)
(The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10-K/A for the year ended December 31, 2005.)
The following table sets forth income statement data as a percent of net sales:

	Nine Months Ended		Three Months Ended
	September 30,	October 1,	September 30,	October 1,
(in thousands)	2006	2005	2006	2005

Sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	77.6	80.1	78.0	79.8
Selling, general and administrative and other expense	12.1	14.2	12.5	14.7
Interest expense and other	0.8	1.0	0.8	1.0

Total cost and expenses	90.5	95.3	91.3	95.5
Income before taxes	9.5%	4.7%	8.7%	4.5%

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
SALES
Sales for the third quarter of 2006 increased 41.8% to $27.8 million compared with $19.6 million for the same period last year. Sales to the commercial transport market were $15.0 million, as compared to $7.1 million for the same period of 2005, an increase of $7.9 million or 111.3%. The sales increase to the commercial transport market was a result of increased volume of cabin electronics products. This volume increase was driven by increased installations of in-seat power and in-flight entertainment systems utilizing our products. Sales to the business jet market were $6.3 million, up $2.5 million, or 66.3%, compared with sales of $3.8 million for the same period in 2005. The increase of sales to the business jet market was due primarily to an increase in volume as production of new business jets by the airframe manufacturers increased over last year. Sales to the military market were $6.1 million as compared to $8.3 million last year, a decrease of $2.2 million or 26.3%. The decrease was primarily caused by a $2.2 million decrease in deliveries for F-16 night vision kits for the Korean air force as the Korean program was concluded in 2005.
2006 year to date sales increased 51.2 % to $81.8 million compared with $54.1 million for the same period last year. Sales to the commercial transport market increased $22.7 million, or 104.6% to $44.4 million compared with $21.7 million in the same period last year. This volume increase was driven by increased installations of in-seat power and in-flight entertainment systems utilizing our products. Sales to the business jet market were $16.7 million, up $4.8 million, or 39.9%, compared with $11.9 million for the same period in 2005. The increase of sales to the business jet market was due primarily to an increase in volume as production of new business jets by the airframe manufacturers increased over last year. Sales to the military market were $19.7 million, up from $19.5 million in the same period of 2005. Shipments for the Tactical Tomahawk and Taurus Missile programs were primarily responsible for a $1.9 million increase of sales for airframe power products to the military markets. This was offset by a $3.0 million decrease in deliveries for F-16 night vision kits for the Korean air force as the Korean program was concluded in 2005. The balance of the change for military sales was a result of a general increase in volume.
A portion of the 2006 year to date sales increase is due to the timing of the Astronics Advanced Electronic Systems acquisition. The acquisition date was February 3, 2005, as such the first nine months of 2005 contained only thirty four weeks of sales for Astronics Advanced Electronic Systems as compared with thirty nine weeks in the first nine months of 2006.

EXPENSES AND MARGINS
Cost of products sold as a percentage of sales remained basically flat at 78.0% for the third quarter of 2006 as compared to 79.8% for the same period last year. That decrease was primarily a result of the leverage provided by sales volume increases offset by a $0.6 million increase in engineering and development costs.
Year to date costs of products sold decreased by 2.5 percentage points to 77.6 % as compared to 80.1% for the same period last year. That decrease was also a result of the leverage provided by sales volume increases without a corresponding increase to our fixed manufacturing costs. That leverage was partially offset by a $1.0 million increase in engineering and development costs over the same period last year.
Selling, general and administrative and other (SG&A) expenses were $3.5 million in the third quarter of 2006, up from $2.9 million in the same period last year. But as a percent of sales, SG&A expenses was 12.5% for the third quarter of 2006 as compared to 14.7% for the same period in 2005 as sales grew at a faster pace than SG&A spending. The increase in total dollars was primarily due to increased wages and benefits due to increased staffing and compensation related costs and increased costs for audit and other professional services related to Sarbanes-Oxley 404 implementation.
For the first nine months of 2006 SG&A as a percentage of sales was 12.1% compared to 14.2% for the same period of 2005 as sales grew at a faster pace than SG&A spending. In terms of dollars SG&A costs increased $2.2 million to $9.9 million for the first nine months of 2006 from $7.7 million in the first nine months of 2005. The increase was due to increased wages and benefits due to increased staffing and compensation related costs and increased costs for audit and other professional services related to Sarbanes-Oxley 404 implementation. Also, a portion of the 2006 year to date SG&A increase is due to the timing of the Astronics Advanced Electronic Systems acquisition. The acquisition date was February 3, 2005, as such the first nine months of 2005 contained only thirty four weeks of expenses for Astronics Advanced Electronic Systems as compared with thirty nine weeks in the first nine months of 2006.
Net interest expense for the third quarter of 2006 and 2005 was $0.2 million. Net interest expense for the first nine months of 2006 increased by $0.1 million from $0.5 million in 2005 to $0.6 million due to an increase in interest rates.
TAXES
The effective income tax rate for the third quarter of 2006 was 32.0 % compared to 48.0% last year. The 2006 year to date effective income tax rate was 36.4% compared to 50.7% last year. The 2005 tax rate was greater than the Company’s historical rates due primarily to the Company’s assessment of the impact of the new tax legislation in 2005 and the recording of a valuation allowance reducing the Company’s $0.5 million deferred tax asset relating to New York State tax credits to $40 thousand. As a result of this valuation allowance the Company recorded a non-cash charge to income tax expense of $0.3 million or $.04 per share during the second quarter of 2005.
NET INCOME AND EARNINGS PER SHARE
Net income for the third quarter of 2006 was $1.6 million or $0.20 per diluted share, an increase of $1.2 million from $0.4 million, or $0.06 per diluted share in the third quarter of 2005. The earnings per share increase was due to increased net income and was not significantly impacted by a change in shares outstanding.
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
BACKLOG
The Company’s backlog at September 30, 2006 was $88.1 million compared with $78.4 million at October 1, 2005.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The Company’s contractual obligations and commercial commitments have not changed materially from disclosures in the Company’s Form 10-K/A for the year ended December 31, 2005 except for those related to the 57,000 square foot building expansion project in East Aurora, NY. As of September 30, 2006, the Company estimates that obligations related to that project range between $0.7 and $1.0 million.
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
Item 4. Controls and Procedures
As discussed in Note 12 of the “Notes to Condensed Consolidated Financial Statements (Restated),” contained in Part I, Item 1 of this Form 10-Q/A, we have restated in this Form 10-Q/A our unaudited consolidated financial statements for the three and nine months ended September 30, 2006 and October 1, 2005 (the “Third Quarter Restatement”). This Item 4 has been updated to reflect the Third Quarter Restatement which is related to the correction of an error in our recognition of revenue for a bill and hold relationship with one customer.
Evaluation of Disclosure Controls and Procedures (Restated)
     (a) Disclosure Controls and Procedures: The Company carried out an evaluation, under the supervision and with the participation of Company Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. However, as described below in “Application of Generally Accepted Accounting Principles” during the Company’s 2006 year-end audit the Company became aware that its revenue recognition policy with regard to a bill and hold arrangement with one customer did not meet all of the criteria necessary to allow it to recognize revenue for the transaction while the product remained in the Company’s facility. As such Management has concluded that a material weakness in the Company’s internal control over financial reporting existed at September 30, 2006.
     (b) Changes in Internal Control over Financial Reporting: There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting . As such, the material weakness in our internal control over financial reporting that existed as of December 31, 2005, as described and as disclosed in Part II, Item 9A of our Amended 2005 Form 10-K/A, continued to exist as of September 30, 2006.
“Application of Generally Accepted Accounting Principles”
     During the Company’s 2006 year-end audit the Company became aware that its revenue recognition policy with regard to a bill and hold arrangement with one customer did not meet all of the criteria necessary to allow it to recognize revenue for the transaction while the product remained in the Company’s facility. As such Management has concluded that a material weakness in the Company’s internal control over financial reporting existed at September 30, 2006. The Company believes it has taken action to remediate the weakness that includes training with regard to bill and hold arrangements and approval of any proposed bill and hold arrangement by the CEO and CFO of the Company.

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