Form 10-K
period 2006-12-31
ASTRONICS CORP
filed 2007-03-16
CIK 8063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☑

As of March 6, 2007, 8,062,325 shares were outstanding, consisting of 6,686,077 shares of Common Stock $.01 Par Value and 1,376,248 shares of Class B Stock $.01 Par Value. The aggregate market value, as of the last business day of the Company’s most recently completed second fiscal quarter, of the shares of Common Stock and Class B Stock of Astronics Corporation held by non-affiliates was approximately $90,758,774 (assuming conversion of all of the outstanding Class B Stock into Common Stock and assuming the affiliates of the Registrant to be its directors, executive officers and persons known to the Registrant to beneficially own more than 10% of the outstanding capital stock of the Corporation).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders to be held May 9, 2007 are incorporated by reference into Part III of this Report.

FORWARD LOOKING STATEMENTS

This Annual Report contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involves uncertainties and risks. These statements are identified by the use of the “may,” “will,” “should,” “believes,” “expects,” “expected,” “intends,” “plans,” “projects,” “estimates,” “predicts,” “potential,” “outlook,” “forecast,” “anticipates,” “presume” and “assume,” and words of similar import. Readers are cautioned not to place undue reliance on these forward looking statements as various uncertainties and risks could cause actual results to differ materially from those anticipated in these statements. These uncertainties and risks include the success of the Company with effectively executing its plans; the timeliness of product deliveries by vendors and other vendor performance issues; changes in demand for our products from the U.S. government and other customers; the acceptance by the market of new products developed; our success in cross-selling products to different customers and markets; changes in government contracts; the state of the commercial and business jet aerospace market; the Company’s success at increasing the content on current and new aircraft platforms; the level of aircraft build rates; as well as other general economic conditions and other factors. Certain of these factors, risks and uncertainties are discussed in the sections of this report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I

ITEM 1.	BUSINESS

Astronics is a leading supplier of advanced, high-performance lighting, electronics and power distribution systems for the global aerospace industry. We sell our products to original equipment manufacturers (OEM’s) in the commercial transport, business jet, military markets, OEM suppliers, and aircraft operators around the world. The U.S. Government is also a major customer of ours. The Company provides its products through its wholly owned subsidiaries Luminescent Systems, Inc., Luminescent Systems Canada, Inc., collectively referred to as (LSI) and Astronics Advanced Electronic Systems Corp. (AES).

Strategy

Astronics’ strategy for growth is to continue to develop or acquire the necessary technology to evolve into a leading aircraft lighting, electronics and power generation and distribution systems integrator, increasing the value and content we provide on a growing base of aircraft and missile platforms.

Products and Customers

Astronics’ products are sold worldwide to manufacturers of business jets, military aircraft, missiles, and commercial transports, as well as airlines and suppliers to the OEM’s. During 2006 the Company’s sales were divided 55% to the commercial transport market, 23% to the military market, 21% to the business jet market, and the balance to other markets. Most of the Company’s sales are a result of contracts or purchase orders received from customers, placed on a day-to-day basis or for single year procurements rather than long-term multi-year contract commitments. On occasion the company does receive contractual commitments or blanket purchase orders from our customers covering multiple year deliveries of hardware to our customers. Sales by Geographic Region, Major Customer and Canadian Operations are provided in Note 8 of Item 8, Financial Statements and Supplementary Data in this report.

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

Seasonality

Our business is typically not seasonal.

Backlog

At December 31, 2006, the Company’s backlog was $99.5 million. At December 31, 2005, the Company’s backlog was $96.1 million.

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

Research, Development and Engineering Activities

The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. These costs are expensed when incurred and included in cost of sales. Research and development and engineering costs amounted to approximately $10.9 million in 2006, $8.9 million in 2005 and $5.8 million in 2004.

Employees

The Company’s continuing operations employed approximately 787 employees as of December 31, 2006. The Company considers its relations with its employees to be good.

Available information

The Company files its financial information and other materials as electronically required by the SEC with the SEC. These materials can be accessed electronically via the Internet at www.SEC.gov. Such materials and other information about the Company are also available through the Company’s website at www.astronics.com.

ITEM 1A.	RISK FACTORS

Risks Related to our Industry

The markets we serve are cyclical and sensitive to domestic and foreign economic conditions and events, which may cause our operating results to fluctuate. For example, demand by the business jet markets for our products is dependent upon several factors, including capital investment, product innovations, economic growth, and technology upgrades. In addition, the commercial airline industry is highly cyclical and sensitive to fuel price increases, labor disputes and economic conditions. A change in any of these factors could result in a reduction in the amount of air travel. A reduction in air travel would reduce orders for new aircraft and reductions in cabin upgrades by airlines for which we supply products and for the sales of spare parts, thus reducing our sales. A reduction in air travel may also result in our commercial airline customers being unable to pay our invoices on a timely basis or at all.

We depend on government contracts and subcontracts with defense prime contractors and sub contractors that may not be fully funded or may be terminated, and the failure to receive funding or the termination of one or more of these contracts could reduce our sales. Sales to the U.S. Government and its prime contractors and subcontractors represent a significant portion of our business. The funding of these programs is generally subject to annual congressional appropriations, and congressional priorities are subject to change. In addition, government expenditures for defense programs may decline or these defense programs may be terminated. A decline in governmental expenditures may result in a reduction in the volume of contracts awarded to us.

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

Our results of operations are affected by our fixed-price contracts. The nature of our business activities involves fixed-price contracts. Our contractual arrangements include customers’ requirements for delivery of hardware and funded nonrecurring development work that we anticipate will lead to follow-on production orders. For the year ended December 31, 2006, fixed-price contracts represented 100% of our sales. On fixed-price contracts, we agree to perform the scope of work specified in the contract for a predetermined price. Depending on the fixed price negotiated, these contacts may provide us with an opportunity to achieve higher profits based on the relationship between our costs and the contract’s fixed price. However, we bear the risk that increased or unexpected costs may reduce our profit.

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

•	Develop products that are superior to our products;

•	Develop products that are more competitively priced than our products;

•	Develop methods of more efficiently and effectively providing products and services or

•	Adapt more quickly than we do to new technologies or evolving customer requirements.

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

A write-off of all or part of our goodwill or other intangible assets could adversely affect our operating results and net worth and cause us to violate covenants in our bank credit facility. Goodwill and other intangible assets are a substantial portion of our other assets. At December 31, 2006, goodwill was $2.7 million and other intangible assets were $2.3 million, 6.1% of our total assets of $82.5 million. We may have to write off all or part of our goodwill or other intangible assets if their value becomes impaired. Although this write-off would be a non-cash charge, it could reduce our earnings and net worth significantly. A write-off of goodwill or other intangible assets could also cause us to violate covenants in our bank credit facility that requires a minimum level of net worth. This could result in our being unable to borrow additional funds under our bank credit facility or being obliged to refinance or renegotiate the terms of our bank indebtedness.

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

Government regulations could limit our ability to sell our products outside the United States. In 2006, 1% of our sales were subject to compliance with the United States Export Administration regulations. Our failure to obtain the requisite licenses, meet registration standards or comply with other government export regulations would hinder our ability to generate revenues from the sale of our products outside the United States. Compliance with the government regulations may also subject us to additional fees and costs. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position. In order to sell our products in European Union countries, we must satisfy certain technical requirements. If we are unable to comply with those requirements with respect to a significant quantity of our products, our sales in Europe would be restricted.

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

The loss of a major customer or a significant reduction in sales to a major customer would reduce our sales and earnings. In 2006 we had a concentration of sales to a major customer representing 21% of our sales. The loss of this customer or a significant reduction in sales to this customer would significantly reduce our sales and earnings.

We are a supplier on various new aircraft programs just entering or expected to begin production in the near future. As with any new program there is risk as to whether the aircraft or program will be successful and accepted by the market. As is customary for our business we purchase inventory and invest in specific capital equipment to support our production requirements generally based on delivery schedules provided by our customer. If a program or aircraft is not successful we may have to write off all or a part of the inventory, accounts receivable and capital equipment related to the program.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.	PROPERTIES

The Company owns manufacturing and office facilities of approximately 70,000 square feet in the Buffalo, New York area and is currently constructing an additional 57,000 square feet of manufacturing capacity that is expected to be completed and operational in the second quarter of 2007. The Company owns manufacturing and office facilities of approximately 80,000 square feet in Lebanon, New Hampshire. Astronics AES leases approximately 98,000 square feet of space, located in Redmond, Washington. The lease expires in 2008 with one option to renew to 2013. The Montreal, Quebec, Canada operations are in leased facilities of approximately 15,000 square feet. The lease expires in 2009. Upon expiration of its current leases, the Company believes that it will be able to secure renewal terms or enter into a lease for alternative locations.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than routine litigation incidental to the business, to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the range of prices for the Company’s Common Stock, traded on the Nasdaq National Market System, for each quarterly period during the last two years. The approximate number of shareholders of record as of March 2, 2007, was 825 for Common Stock and 714 for Class B Stock.

2006	High	Low

(In dollars)
First	13.67	10.15
Second	15.04	11.61
Third	16.55	12.66
Fourth	17.50	14.42

2005	High	Low
First	7.29	4.70
Second	9.30	6.01
Third	10.56	8.47
Fourth	10.99	9.06

The Company has not paid any cash dividends in the three-year period ended December 31, 2006. It has no plans to pay cash dividends as it plans to retain all cash from operations as a source of capital to finance growth in the business. There are no restrictions, however on the Company’s ability to pay dividends.

With respect to information regarding our securities authorized for issuance under equity incentive plans, the information contained in the section entitled “Equity Compensation Plan Information” of our definitive Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.

We did not repurchase any shares of our common stock in 2006.

The following graph charts the annual percentage change in return on the Company’s common stock compared to the S&P 500 Index — Total Return and the NASDAQ US and Foreign Securities:

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2006

	2001	2002	2003	2004	2005	2006
ASTRONICS CORP	$100.00	60.86	79.52	81.60	171.98	274.05
S&P 500 Index – Total Return	$100.00	77.89	100.23	111.13	116.57	134.98
NASDAQ US and Foreign Securities	$100.00	68.81	103.79	112.93	115.50	126.74

ITEM 6.	SELECTED FINANCIAL DATA

Five-Year Performance Highlights

	2006(1)	2005(1)	2004	2003	2002

(Dollars in thousand, except for per share data)
PERFORMANCE (continuing operations)
Sales — Core Business	$110,767	$74,354	$34,696	$32,452	$32,866
Sales — Original F-16 NVIS Program	—	—	—	730	10,074

Sales	110,767	74,354	34,696	33,182	42,940
Income (Loss) from Continuing Operations	$5,736	$2,237	$(734)	$782	$4,047
Net Margin	5.2%	3.0%	(2.1)%	2.4%	9.4%
Diluted Earnings (Loss) per Share, Continuing Operations	$0.69	$0.28	$(0.09)	$0.10	$0.49
Weighted Average Shares Outstanding — Diluted	8,269	8,038	7,766	7,815	8,208
Return on Average Assets	7.7%	4.0%	(1.6)%	1.7%	8.8%
Return on Average Equity	20.2%	9.3%	(3.2)%	3.4%	21.5%

YEAR-END FINANCIAL POSITION (continuing operations)
Working Capital	$17,437	$13,349	$18,104	$18,767	$13,834
Total Assets	82,538	66,439	45,236	45,474	46,607
Long Term Debt	9,426	10,304	11,154	12,482	13,110
Shareholders’ Equity	31,348	25,418	22,660	22,940	22,550
Book Value Per Share	$3.91	$3.22	$2.91	$2.96	$2.87

OTHER YEAR-END DATA (continuing operations)
Depreciation and Amortization	$2,929	$2,373	$1,273	$1,212	$1,269
Capital Expenditures	$5,400	$2,498	$1,136	$420	$397
Shares Outstanding	8,026	7,901	7,800	7,742	7,870
Number of Employees	787	702	424	369	412

(1)	— Includes the effects of the acquisition of Astronics Advanced Electronic Systems Corp on February 3, 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Astronics Corporation, through its subsidiaries Astronics Advanced Electronic Systems Corp., Luminescent Systems Inc. and Luminescent Systems Canada Inc. designs and manufactures electrical power generation, control and distribution systems and lighting systems and components, for the aerospace industry. We operate four principal facilities located in New York State, New Hampshire, Washington State and Quebec, Canada. We serve the three primary aircraft markets which are the military, commercial transport and the business jet markets. In 2006, the break down of sales to the commercial transport market, the military market and the business jet market were 55%, 23% and 21%, respectively, miscellaneous sales to non aerospace markets accounted for 1% of sales. Astronics strives to offer comprehensive lighting and electrical systems for aircraft which we believe make the Company unique in our ability to serve our customers.

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

During the fourth quarter of 2006 we broke ground on a 57,000 square foot expansion to our East Aurora, New York facility. The budget for the building is approximately $4.6 million exclusive of manufacturing equipment which will be acquired as needed. We expect to permanently finance the project with a tax exempt bond offering expected to close during the first half of 2007. We anticipate the construction to be completed during the second quarter of 2007. The expansion will provide additional production capacity allowing for continued growth.

Key factors affecting Astronics’ growth are our ability to have our products designed into the plans for new aircraft, the rate at which new aircraft are produced, government funding of military programs, and the rates at which aircraft owners, including commercial airlines, refurbish or install upgrades to their aircraft. Once designed into a new aircraft, the spare parts business is frequently retained by the Company. Astronics’ strategy is to increase the amount of content on aircraft platforms, evolving the Company from our historic role of a components supplier to a turn key provider of complete systems.

One of the principal markets we serve is the commercial transport market. The 2005 acquisition of Astronics AES has increased our exposure to the commercial transport market. As the financial condition of the world’s airlines improves and stabilizes, the airlines are beginning to increase investments in new aircraft purchases and cabin improvements. Many airlines are expanding the number of seats equipped with in-flight entertainment systems and in-seat power. This in turn has resulted in a significant increase of sales for our cabin electronics product line. We believe we are in a strong position to continue to benefit from this trend. Our increased exposure to this market also means we have greater down side risk should the commercial transport market enter a period of retraction as it did for several years beginning in 2001. If that were to occur, it is likely that commercial airlines would reduce spending on these types of programs and have a significant negative impact on our business. The cabin electronics product line, which is principally sold to the commercial transport market, accounted for 41.3% of our sales in 2006 and 21.0% of our sales 2005.

The business jet market remained strong during 2006. We provide a wide range of products to the business jet market including cockpit lighting, exterior lighting and air frame power. Our products are found in aircraft manufactured by most of the leading business jet OEM’s such as Cessna, Raytheon and, Bombardier. An exciting development in the business jet market is the entry of the Very Light Jet (VLJ) into the market place. We believe the introduction of VLJ’s will provide an opportunity for Astronics to expand our core businesses. During 2006 two VLJ’s that feature Astronics products, the Eclipse 500 and the Cessna Mustang received FAA certification and are expected to enter production during 2007. There is a wide range of projected demand for this new class of aircraft. Our view is that the VLJ market will develop and our goal is to be positioned to take advantage of opportunities with each manufacturer. There is risk involved with any new aircraft should projected production be delayed or not achieved it would impact Astronics growth opportunities and expected profits. We believe that the business jet markets will continue to provide opportunities for growth provided the economy remains healthy.

Our Military market sales are typically comprised of several significant “programs” such as the power converter for the Tactical Tomahawk and Taurus missiles, complemented by many spare part orders covering many aircraft platforms. A large development effort over the past several years has been the exterior lighting suite for the F-35 Joint Strike Fighter. This aircraft is expected to enter low rate production in 2008 and we are in the process of negotiating a contract to support the low rate production phase of the program. The Military market is dependent on governmental funding which can change from year to year. Risks are that overall spending may be reduced in the future and that specific programs may be eliminated. Astronics does not have significant reliance on any one program such that cancellation of a particular program will cause material financial loss. We believe that we will continue to have opportunities similar to past years regarding this market.

We continue to look for opportunities to capitalize on our core competencies of power generation and distribution and lighting to expand our existing business and to grow through strategic acquisitions.

In 2006, Astronics continued to commit significant resources for the engineering and design of next generation products which in many cases did not enter production until late 2006 or have yet to enter production. Some of the more significant efforts during 2006 were products for the various OEM’s developing very light business jets such as Cessna Aircraft, Eclipse Aviation and Embraer. For the military markets our larger design and development efforts have been for the exterior lighting suite for the F-35 (Joint Strike Fighter) and several smaller programs. For the foreseeable future we expect that we will continue to have opportunities requiring levels of engineering resources comparable to 2006.

We are entering 2007 with strong momentum. Each of the markets that we serve is presenting opportunities that we expect will provide continued growth for the company. We are projecting 2007 revenues to be $140 million driven by a strong global and aerospace economy.

We ended the year with a backlog of $99.5 million of which approximately $85 million is expected to be delivered during 2007. Provided that the economy maintains its strength we anticipate that new aircraft build rates and aircraft operator spending will continue to increase over the next several years providing increased opportunities to grow revenue and profits. We expect discretionary spending by the airlines will continue as the global commercial transport market continues its recovery. We expect that the military market will continue to offer opportunities for us to increase the value of the content that we provide on a growing base of aircraft platforms.

Challenges facing us include improving shareholder value through profitability. Increasing profitability is dependent on many things such as increased build rates for existing aircraft, market acceptance and economic success of new aircraft such as the Cessna Mustang and Eclipse 500 business jets, continued government funding of defense programs such as the F-35 Joint Strike Fighter and V-22 Osprey and the Company’s ability to obtain production contracts for parts we currently supply or have been selected to design and develop for these programs. In addition we are faced with continued increasing health care and corporate governance costs, particularly those required by Sarbanes-Oxley legislation. Finally, many of our newer development programs are based on new and unproven technology. We are challenged to develop the technology on a schedule that is consistent with specific aircraft development programs. We will continue to address these challenges by working to improve operating efficiencies and focusing on executing on the growth opportunities currently in front of us.

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

Revenue Recognition

Revenue is recognized on the accrual basis generally at the time of shipment of goods. There are no significant contracts allowing for right of return. The Company does evaluate and record an allowance for any potential returns based on experience and any known circumstances. For the years ended December 31, 2006 and 2005, no allowances were recorded for contracts allowing for right of return. A trade receivable is recorded at the value of the sale. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company records a valuation allowance to account for potentially uncollectible accounts receivable.

Accounts Receivable and Allowance for Doubtful Accounts

The Company records a valuation allowance to account for potentially uncollectible accounts receivable. The allowance is determined based on Management’s knowledge of the business, specific customers, review of receivable agings and a specific identification of accounts where collection is at risk. At December 31, 2006, the Company’s allowance for doubtful accounts for accounts receivable was $0.3 million, or 2% of gross accounts receivable. At December 31, 2005, the Company’s allowance for doubtful accounts for accounts receivable was $0.4 million, or 3% of gross accounts receivable. In addition, at December 31, 2006 and 2005, the Company fully reserved the balance of a non-current note receivable in the amount of $0.6 million.

Inventory Valuation

The Company records valuation reserves to provide for slow moving or obsolete inventory or to reduce inventory to the lower of cost or market value. In determining the appropriate reserve, Management considers the age of inventory on hand, the overall inventory levels in relation to forecasted demands as well as reserving for specifically identified inventory that the Company believes is no longer salable. At December 31, 2006, the Company’s reserve for inventory valuation was $4.1 million, or 11.6% of gross inventory. At December 31, 2005, the Company’s reserve for inventory valuation was $4.8 million, or 19.8% of gross inventory.

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

As of December 31, 2006, the Company had a net deferred tax asset of $2.3 million, net of a $0.3 million valuation allowance, net of federal tax benefit. These assets relate principally to liabilities or asset valuation reserves that result in timing difference between generally acceptable accounting principles recognition and treatment for income tax purposes, as well as a state investment tax credit carry-forward.

Goodwill

The Company’s goodwill is the result of the excess of purchase price over net assets acquired from acquisitions. As of December 31, 2006, the Company had $2.7 million of goodwill. The Company tests goodwill for impairment at least annually, during the fourth quarter, and whenever events occur or circumstances change that indicates there may be impairment. The process of evaluating the Company’s goodwill for impairment is subjective and requires significant estimates. These estimates include judgments about future cash flows that are dependent on internal forecasts, long-term growth rates and estimates of the weighted average cost of capital used to discount projected cash flows. Based on the discounted projected cash flows, management has concluded that there is no impairment of the Company’s goodwill.

Supplemental Retirement Plan

The Company maintains a supplemental retirement plan for certain executives. The accounting for this plan is based in part on certain assumptions that may be highly uncertain and may have a material impact on the financial statements if different reasonable assumptions had been used. The assumptions for increases in compensation and the discount rate for determining the cost recognized in 2006 were 5.00% and 5.50% respectively. The discount rate used for the projected benefit obligation as of December 31, 2006 was 5.75%. The assumption for compensation increases takes a long-term view of inflation and performance based salary adjustments based on the Company’s approach to executive compensation. For determining the discount rate the Company considers long-term interest rates for high-grade corporate bonds.

RESULTS OF OPERATIONS

Sales

Sales for 2006 increased by $36.4 million to $110.8 million, up from $74.4 million in 2005, an increase of 48.9%. By market, the increase was primarily the result of an increase in sales to the commercial transport market of $31.0 million, an increase in sales to the business jet market of $7.5 million, partially offset by a $2.2 million decrease in sales to the military market.

The increase in sales to the Commercial transport market was primarily a result of $30.2 million increase from Cabin Electronics and a $1.3 million increase from the Cabin Lighting product line. The Cabin Electronics increase resulted from increased volume driven by increasing installations of in-seat power and in-flight entertainment systems. The increased sales from Cabin lighting was a result of increased volume. The increase of sales to the business jet market was primarily a result of $4.3 million increase from cockpit lighting, a $2.6 million increase in Airframe power sales and a $0.6 million increase of Exterior Lighting sales all driven by increasing production volumes of aircraft containing our products and increasing ship set content on those aircraft. The decrease of sales to the military was primarily related to a $4.8 million decrease in night vision retro fit kits program for the Korean Air Force was concluded in 2005 offset by increased sales to the Tactical Tomahawk and Taurus Missile programs of $2.5 million.

Sales for 2005 increased by $39.7 million to $74.4 million, up from $34.7 million in 2004, an increase of 114%. The increase was the result of the 2005 acquisition of AES, contributing $27.6 million and an increase in organic sales of $12.1 million. Organic sales increased in the business jet market by $4.0 million, the commercial transport market by $1.2 million and the military market by $7.0 million. These were offset partially by a $0.1 million decrease in sales to other markets. The increase in organic sales to the business jet market was primarily a result of increased production rates for new aircraft. The increase in organic sales to the military market was primarily the result of the Korean F-16 night vision retro-fit program which accounted for $4.8 million and an increase in overall volume on a wide variety of programs. Astronics AES 2005 sales were $0.7 million to the business jet market, $22.4 million to the commercial transport market and $4.5 million to the military market.

Expenses and Margins

Cost of products sold as a percentage of sales remained flat at 79.0% in 2006 from 80.0% in 2005. Leverage provided by the increased sales volume was offset somewhat by an increase in engineering and design costs. Engineering and design spending related primarily to product development increased by $2.0 million to $10.9 million in 2006 as compared with $8.9 million in 2005. It is our intention to continue investing in capabilities and technologies as needed that allows us to execute our strategy to increase the ship set content and value we provide on aircraft in all markets that we serve. The rate of spending on these activities, however, will largely be driven by opportunities that the market presents.

Cost of products sold as a percentage of sales decreased by 6.7 percentage points to 80.0% in 2005 from 86.7% in 2004. This decrease was due to improved margins for the organic business and the addition of Astronics AES that had 2005 cost of sales totaling 72.0% of sales. Cost of sales, for the organic business as a percentage of sales decreased two percentage points to 84.7% in 2005 from 86.7% in 2004. This was a result of leverage provided by the increased revenues somewhat offset by an increase for organic engineering and design costs of $1.4 million to $7.2 million in 2005 as compared with $5.8 million in 2004.

Selling, general and administrative expenses (“SG&A”) were $13.6 million in 2006, compared to $10.2 million in 2005. During 2006, the increase was primarily due to increased wages and benefits as well as increased costs for audit and other professional services related to Sarbanes-Oxley 404 implementation. As a percentage of SG&A expense was 12.3% compared to 13.8% for the same period of 2005 as sales grew at a faster pace than SG&A spending. Also, a portion of the 2006 year to date SG&A increase is due to the timing of the Astronics Advanced Electronic Systems acquisition. The acquisition date was February 3, 2005, as such 2005 contained only forty seven weeks of expenses for Astronics Advanced Electronic Systems as compared with fifty two weeks in 2006.

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

Net interest expense was $0.9 million and $0.7 million in 2006 and 2005 respectively. Increased interest rates on our variable rate debt was the reason for the increase when compared to 2005. Net interest expense for 2005 was $0.7 million, an increase of $0.4 million from $0.3 million in 2004. The increase was due to increased debt levels and an increase in interest rates on our variable rate debt.

Income Taxes

The effective tax rate was 34.5% in 2006, 11.8 percentage points lower than the effective tax rate of 46.3% in 2005. The majority of the decrease was due to a reserve that we recorded to reduce our deferred tax assets relating to New York State investment tax credit carry forwards in the second quarter of 2005, a non-cash charge to income tax expense of $0.3 million, net of federal taxes combined with the impact of lower state income taxes. As we had anticipated for 2006 and expect for future years, the effective tax rate will continue to be closer to the statutory rates in effect.

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

Off Balance Sheet Arrangements

We do not have any material off balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations

	Payments Due by Period
	Total	2007	2008-2009	2010-2011	After 2011

(In thousands)
Note Payable	$8,100	$8,100	$—	$—	$—
Long-Term Debt	10,349	923	1,877	1,816	5,733
Interest on Long-Term Debt	966	159	277	221	309
Operating Leases	2,453	1,778	667	8	—
Purchase Obligations	32,492	31,766	726	—	—
Construction Obligations	745	745	—	—	—
Other Long Term Liabilities*	1,092	211	398	252	231

Total Contractual Obligations	$56,197	$43,682	$3,945	$2,297	$6,273

*	Excludes Supplemental Retirement Plan and related Post Retirement Obligations for which we anticipate making $0.4 million in payments in 2007 through 2011.

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

Construction Obligations — These are comprised of the Company’s commitments for construction of 57,000 square feet of manufacturing capacity in East Aurora, New York.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow used by operating activities was $0.05 million in 2006 compared with $5.0 million provided by operating activities in 2005. The decrease of $5.05 million as compared with 2005 was mainly a result of an increase in income from continuing operations of $3.5 million to $5.7 million in 2006 from net income in 2005 of $2.2 million, adjustments for non-cash charges such as depreciation and amortization of $2.9 million, being offset by a net decrease in investment in working capital components, primarily receivables, inventory and payables. The increase in investment in working capital components during 2006 was driven by the Company’s sales growth. Cash flow provided by operating activities was $5.0 million in 2005 compared with $0.1 million in 2004. The increase in 2005 relates to higher income from continuing operations adjusted for non-cash charges such as depreciation and amortization of $2.4 million, offset somewhat by slight increase in working capital components.

The Company’s cash flows from operations are primarily dependent on its sales, profit margins and the timing of collections of receivables, volume of inventory and payments to suppliers. Sales are influenced significantly by the build rates of new aircraft, which amongst other things are subject to general economic conditions, government appropriations and airline passenger travel. Over time, sales will also be impacted by the Company’s success in executing its strategy to increase ship set content and obtain production orders for programs currently in the development stage. A significant change in new aircraft build rates could be expected to impact the Company’s profits and cash flow. A significant change in government procurement and funding and the overall health of the worldwide airline industry could be expected to impact the Company’s profits and cash flow as well.

Cash used for investing activities was $5.5 million in 2006 compared with $15.0 million in 2005, a $9.5 million decrease. This decrease was primarily due to a combination of the prior year including the Astronics AES acquisition of $13.4 million with no comparable acquisition in 2006 offset by increased in capital expenditures of approximately $2.9 million in 2006. Cash used for investing activities in 2004 was $2.4 million, primarily due to capital purchases of $1.1 million and net increases in short-term investment of $1.0 million.

The Company’s cash required for capital equipment purchases for the last three years ranged between $1.1 million and $5.4 million. Our expectation for 2007 is that capital equipment expenditures will approximate $13 million. This expected increase is primarily a result of completion of the East Aurora building expansion and machinery and equipment purchases to increase our production capacity. The building expansion as well as the new facility’s machinery and equipment will likely be financed with additional long-term debt. Future capital requirements depend on numerous factors, including expansion of existing product lines and introduction of new product lines. Management believes that the Company’s cash flow from operations and current borrowing arrangements will provide for these necessary capital expenditures.

In January, 2007 the Company entered into a new agreement with HSBC Bank USA which increases its available revolving credit facility to $20 million. The agreement is a two year facility. We believe that should our facility with HSBC not be renewed we will be able to obtain alternative senior debt financing arrangements. At December 31, 2006, the Company was in compliance with all of the covenants pursuant to the credit facility in existence with HSBC Bank USA at that time.

The Company’s cash needs for debt service for 2007 are expected to increase from 2006 levels. The Company is planning on financing its building expansion with Industrial Revenue Bonds. The impact of the credit facility balance and the Industrial Revenue Bonds on cash needs in 2007 will depend on the repayment terms in those agreements.

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

The Company’s cash needs for working capital, capital equipment and debt service during 2007 and the foreseeable future, are expected to be met by cash flows from operations and if necessary, utilization of its revolving credit facility.

DIVIDENDS

Management believes that it should retain the capital generated from operating activities for investment in advancing technologies, acquisitions and debt retirement. Accordingly, there are no plans to institute a cash dividend program.

BACKLOG

At December 31, 2006, the Company’s backlog was $99.5 million compared with $96.1 million at December 31, 2005.

RELATED-PARTY TRANSACTIONS

See the discussion in Item 8, Financial Statements and Supplementary Data, Note 11, Discontinued Operations in this report.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an Interpretation for SFAS No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” The pronouncement prescribes a recognition threshold and measurement attributable to financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the effect, if any; the adoption of FIN 48 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is in the process of determining the effect, if any; the adoption of SFAS No. 157 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R).” The Statement requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements with changes in funded status being recognized in comprehensive income in the year in which the changes occur. This requirement is effective for fiscal years ending after December 15, 2006. Statement 158 also requires companies to measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions) instead of permitting companies to use a lag of up to three-months permitted by SFAS No. 87, “Employers’ Accounting for Pensions”, and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. This requirement is effective for fiscal years ending after December 15, 2008. The Company has adopted the provisions of SFAS No. 158 as of December 31, 2006, the effect of which was to increase retirement liabilities by $2.3 million, deferred taxes by $0.9 million and other comprehensive income by $1.4 million. There was no impact to net income for the year ended December 31, 2006.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows measurement of specified financial instruments, warranty and insurance contracts at fair value on a contract by contract basis, with changes in fair value recognized in earnings in each period. SFAS 159 is effective at the beginning of the fiscal year that begins after November 15, 2007, and will be effective for the Company in fiscal 2008. The Company has not yet determined the effect that the implementation of this standard will have on its consolidated financial position or results of operations.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 on Quantifying Financial Statement Misstatements (SAB 108). SAB 108 sets forth the SEC staff’s views that registrants should quantify errors using both a balance sheet and an income statement approach, and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective the first fiscal year ending after November 15, 2006. The Company’s adoption of SAB 108 did not have a material impact on its results of operations, financial position, or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has limited exposure to fluctuation in Canadian currency exchange rates to the U.S. dollar. Nearly all of the Company’s consolidated sales, expenses and cash flows are transacted in U.S. dollars. Net assets held in or measured in Canadian dollars amounted to $0.03 million at December 31, 2006. Annual disbursements of approximately $6.1 million are transacted in Canadian dollars. A 10% change in the value of the U.S. dollar versus the Canadian dollar would impact net income by approximately $0.4 million.

Risk due to fluctuation in interest rates is a function of the Company’s floating rate debt obligations, which total approximately $18.4 million at December 31, 2006. To offset this exposure, the Company entered into an interest rate swap in February 2006, on its New York Industrial Revenue Bond which effectively fixes the rate at 3.99% on this $4.0 million obligation through January 2016. As a result, a change of 1% in interest rates would impact annual net income by less than $0.1 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Astronics Corporation

We have audited the accompanying consolidated balance sheet of Astronics Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astronics Corporation at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2006 the Company changed its method of accounting for stock-based compensation and on December 31, 2006 the Company changed its method of accounting for defined benefit pension and other postretirement benefits.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Astronics Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2007 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/  Ernst & Young LLP

Buffalo, New York
March 14, 2007

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. The Company’s management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2006. This evaluation was based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified a material weakness in connection with its design and implementation of adequate controls over the selection and application of accounting policies for revenue recognition on bill and hold contracts. The Company determined that the transactions did not meet certain of the discrete criteria required by the Securities and Exchange Commission in Staff Accounting Bulletin (SAB) No. 104 to recognize revenue prior to shipment under bill-and-hold arrangements. As a result, the Company has restated its previously issued consolidated financial statements for the year ended December 31, 2005.

Solely, as a result of the material weakness identified, Senior Management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, based on the criteria described in the COSO Internal Control — Integrated Framework.

Ernst & Young LLP, independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, (1) on our management assessment of the effectiveness of our internal control over financial reporting and (2) on the effectiveness of our internal control over financial reporting.

By:	/s/ Peter J. Gundermann
Peter J. Gundermann
President & Chief Executive Officer
(Principal Executive Officer)

/s/ David C. Burney
David C. Burney
Vice President-Finance, Chief Financial Officer & Treasurer
(Principal Financial and Accounting Officer)

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Shareholders and Board of Directors of Astronics Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Astronics Corporation did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Astronics Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified a material weakness in connection with its design and implementation of adequate controls over the selection and application of accounting policies for revenue recognition on bill and hold contracts. The Company determined that the transactions did not meet certain of the discrete criteria required by the Securities and Exchange Commission in Staff Accounting Bulletin (SAB) No. 104 to recognize revenue prior to shipment under bill-and-hold arrangements. As a result, the Company has restated its previously-issued consolidated financial statements for the year ended December 31, 2005. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated March 14, 2007 on those financial statements.

In our opinion, management’s assessment that Astronics Corporation did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Astronics Corporation has not maintained effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

/s/  Ernst & Young LLP

Buffalo, New York
March 14, 2007

ASTRONICS CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004

(In thousands, except per share data)
Sales	$110,767	$74,354	$34,696
Cost and Expenses
Cost of products sold	87,519	59,484	30,087
Selling, general and administrative expenses	13,582	10,246	5,477
Interest expense, net of interest income of $15, $29 and $127	896	735	282
Other expense (income)	11	(278)	32

Total Costs and Expenses	102,008	70,187	35,878

Income (Loss) Before Income Taxes	8,759	4,167	(1,182)
Provision (Benefit) for Income Taxes	3,023	1,930	(448)

Net Income (Loss)	$5,736	$2,237	$(734)

Basic Earnings (Loss) per Share	$0.72	$0.28	$(0.09)
Diluted Earnings (Loss) per Share	0.69	0.28	(0.09)

See notes to consolidated financial statements.

ASTRONICS CORPORATION

CONSOLIDATED BALANCE SHEET

	December 31,
	2006	2005

(In thousands, except per share data)
ASSETS
Current Assets:
Cash and Cash Equivalents	$222	$4,473
Accounts Receivable, Net of Allowance for Doubtful Accounts of $314 in 2006 and $365 in 2005	17,165	12,635
Inventories	31,570	19,381
Prepaid Expenses	853	626
Prepaid Income Taxes	214	—
Deferred Income Taxes	1,632	989

Total Current Assets	51,656	38,104
Property, Plant and Equipment, at Cost:
Land	1,143	1,143
Buildings and Improvements	12,007	12,007
Machinery and Equipment	20,670	17,361
Construction in progress	2,701	1,154

	36,521	31,665
Less Accumulated Depreciation and Amortization	13,085	11,204

Net Property, Plant and Equipment	23,436	20,461
Deferred Income Taxes	622	—
Intangibles net of accumulated amortization of $637 in 2006 and $329 in 2005	2,335	3,400
Other Assets	1,821	1,788
Goodwill	2,668	2,686

Total Assets	$82,538	$66,439

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current Maturities of Long-term Debt	$923	$914
Note Payable	8,100	7,000
Accounts Payable	12,472	5,421
Accrued Payroll and Employee Benefits	4,403	3,861
Income Taxes Payable	—	171
Customer Advanced Payments and Deferred Revenue	6,864	5,402
Contract Loss Reserves	—	830
Other Accrued Expenses	1,457	1,156

Total Current Liabilities	34,219	24,755
Long-term Debt	9,426	10,304
Supplemental Retirement Plan and Other Liabilities for Pension Benefits	6,190	4,494
Other Liabilities	1,355	1,317
Deferred Income Taxes	—	151
Shareholders’ Equity
Common Stock, $.01 par value — Authorized 20,000,000 Shares, Issued 7,313,726 in 2006; 7,082,100 in 2005	73	71
Class B Stock, $.01 par value — Authorized 5,000,000 Shares, Issued 1,496,006 in 2006; 1,603,323 in 2005	15	16
Additional Paid-in Capital	5,504	3,808
Accumulated Other Comprehensive (Loss) Income	(704)	799
Retained Earnings	30,179	24,443

	35,067	29,137
Less Treasury Stock: 784,250 Shares in 2006 and 2005	3,719	3,719

Total Shareholders’ Equity	31,348	25,418

Total Liabilities and Shareholders’ Equity	$82,538	$66,439

See notes to consolidated financial statements.

ASTRONICS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004

(In thousands)
Cash Flows from Operating Activities
Net Income (Loss)	$5,736	$2,237	$(734)
Adjustments to Reconcile Net Income (Loss) to Cash (Used For) Provided By Operating Activities:
Depreciation and Amortization	2,929	2,373	1,273
Provision for Non-Cash Losses on Inventory and Receivables	138	124	397
Deferred Taxes (Benefit) Provision	(529)	93	(40)
Loss (Gain) on Disposal of Assets	26	(41)	32
Stock Compensation Expense	619	—	—
Cash Flows from Changes in Operating Assets and Liabilities, Excluding the Effects of Acquisitions:
Accounts Receivable	(4,572)	(828)	(1,287)
Inventories	(12,298)	(4,874)	(1,138)
Prepaid Expenses	(379)	(67)	149
Accounts Payable	7,047	677	885
Accrued Expenses	869	2,079	328
Customer Advanced Payments and Deferred Revenue	1,462	4,722	—
Contract Loss Reserves	(830)	(2,909)	—
Income Taxes	(385)	1,147	(95)
Supplemental Retirement Plan and Other Liabilities	120	282	343

Cash (Used For) Provided By Operating Activities	(47)	5,015	113

Cash Flows from Investing Activities
Capital Expenditures	(5,400)	(2,498)	(1,136)
Other	(133)	(233)	(322)
Proceeds from the Sale of Assets	68	56	34
Purchases of Short-term Investments	—	—	(4,000)
Proceeds from Sale of Short-term Investments	—	1,000	3,000
Business Acquisition	—	(13,366)	—

Cash Used For Investing Activities	(5,465)	(15,041)	(2,424)

Cash Flows from Financing Activities
Principal Payments on Long-term Debt	(920)	(897)	(1,452)
Proceeds from Note Payable	10,300	7,000	—
Payments on Note Payable	(9,200)	—	—
Unexpended Industrial Revenue Bond Proceeds	—	—	555
Proceeds from Exercise of Stock Options	984	343	133
Income Tax Benefit from Exercise of Stock Options	94	35	30

Cash Provided By (Used For) Financing Activities	1,258	6,481	(734)

Effect of Exchange Rates on Cash	3	(11)	(133)

Cash used for Continuing Operations	(4,251)	(3,556)	(3,178)
Cash used for Discontinued Operations — Operating Activities	—	(447)	(154)
Cash and Cash Equivalents at Beginning of Year	4,473	8,476	11,808

Cash and Cash Equivalents at End of Year	$222	$4,473	$8,476

Disclosure of Cash Payments (Refunds) for:
Interest	$903	$764	$396
Income Taxes	4,001	651	(421)

See notes to consolidated financial statements.

ASTRONICS CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common							Accumulated
	Stock		Class B Stock					Other
	Shares	Par	Shares	Par	Treasury Stock		Paid-In	Comprehensive	Retained	Comprehensive
	Issued	Value	Issued	Value	Shares	Cost	Capital	Income (Loss)	Earnings	Income

(Dollars and shares in thousands)
Balance at December 31, 2003	6,483	$65	2,043	$20	784	$(3,719)	$3,269	$365	$22,940
Net Loss for 2004									(734)	$(734)
Currency Translation Adjustments								197		197
Mark to Market Adjustments for Derivatives, net of income taxes of $57								94		94

Total Comprehensive Loss										$(443)

Exercise of Stock Options, including income tax benefit of $30	52	—	6	—			163
Class B Stock converted to Common Stock	99	1	(99)	(1)

Balance at December 31, 2004	6,634	$66	1,950	$19	784	$(3,719)	$3,432	$656	$22,206

Net Income for 2005									2,237	$2,237
Currency Translation Adjustments								83		83
Mark to Market Adjustments for Derivatives, net of income taxes of $33								60		60

Total Comprehensive Income										$2,380

Exercise of Stock Options, including income tax benefit of $35	84	1	17	1			376
Class B Stock converted to Common Stock	364	4	(364)	(4)

Balance at December 31, 2005	7,082	$71	1,603	$16	784	$(3,719)	$3,808	$799	$24,443

Net Income for 2006									5,736	5,736
Currency Translation Adjustments								(24)		(24)
Mark to Market Adjustments for Derivatives, net of income taxes of $25								(48)		(48)

Total Comprehensive Income										$5,664

Adjustment to initially apply FASB Statement No. 158, net of income taxes of $859								(1,431)
Exercise of Stock Options, including income tax benefit of $94	112	1	13	—			1,696
Class B Stock converted to Common Stock	120	1	(120)	(1)

Balance at December 31, 2006	7,314	$73	1,496	$15	784	$(3,719)	$5,504	$(704)	$30,179

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND PRACTICES

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

Acquisitions are accounted for under the purchase method and, accordingly, the operating results for the acquired companies are included in the consolidated statements of earnings from the respective dates of acquisition.

Revenue and Expense Recognition

Revenue is recognized on the accrual basis generally at the time of shipment of goods. There are no significant contracts allowing for right of return. The Company does evaluate and record an allowance for any potential returns based on experience and any known circumstances. For the years ended December 31, 2006 and 2005, no allowances were recorded for contracts allowing for right of return. A trade receivable is recorded at the value of the sale. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company records a valuation allowance to account for potentially uncollectible accounts receivable. The allowance is determined based on Management’s knowledge of the business, specific customers, review of receivable agings and a specific identification of accounts where collection is at risk. At December 31, 2006, the Company’s allowance for doubtful accounts for accounts receivable was $0.3 million, or 1.8% of gross accounts receivable. At December 31, 2005, the Company’s allowance for doubtful accounts for accounts receivable was $0.4 million, or 3.0% of gross accounts receivable. In addition, at December 31, 2006 and 2005, the Company fully reserved the balance of a non-current note receivable in the amount of $0.6 million.

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

The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. These costs are expensed when incurred and included in cost of sales. Research and development and related engineering amounted to $10.9 million in 2006, $8.9 million in 2005 and $5.8 million in 2004.

Stock-Based Compensation

During the first quarter of 2006, the Company adopted SFAS 123(R), “Share-Based Payment,” applying the modified prospective method. This Statement requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of earnings based on the grant date fair value of the award. Under the modified prospective method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The Company’s prior years will not reflect any restated amounts. For awards with graded vesting, the Company uses a straight-line method of attributing the value of stock-based compensation expense, subject to minimum levels of expense, based on vesting. Prior

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the first quarter of 2006 the Company accounted for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. The measurement prescribed by APB Opinion No. 25 does not recognize compensation expense if the exercise price of the stock option equals the market price of the underlying stock on the date of grant and the number of stock options granted is fixed. Accordingly, no compensation expense related to stock options has been recorded in the financial statements prior to the first quarter of 2006.

Under SFAS 123(R), stock compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Vesting requirements vary for directors, officers and key employees. In general, options granted to outside directors vest six months from the date of grant and options granted to officers and key employees vest with graded vesting over a five-year period, 20% each year, from the date of grant.

The following table provides pro forma earnings information as if the Company recorded compensation expense based on the fair value of stock options for the years ended December 31, 2006, 2005 and 2004:

	2006		2005	2004

(In thousands, except per share data)
Net Income (loss), as reported(1)	$	N/A	$2,237	$(734)
Stock compensation expense included in net income (loss) as reported		(619)	(365)	(330)
Tax benefit		86	63	57

Stock compensation expense, net of tax(2)		(533)	(302)	(273)

Net Income (loss), including the effect of stock compensation expense(3)		$5,736	$1,935	$(1,007)

Net earnings per share:
Basic, as reported in prior years)(1)		N/A	$.28	$(.09)
Basic, including the effect of stock compensation expense(3)		$.72	.25	(.13)
Diluted, as reported in prior years(1)		N/A	.28	(.09)
Diluted, including the effect of stock compensation expense(3)		.69	.24	(.13)

(1)	Net earnings and earnings per share prior to 2006 did not include stock compensation expense for stock options.

(2)	Stock compensation expense prior to 2006 is calculated based on the pro forma application of SFAS No. 123(R).

(3)	Net earnings and earnings per share prior to 2006 represents pro forma information based on SFAS No. 123(R).

Consistent with SFAS 123(R), we classified $0.1 million of excess tax benefits from share based payment arrangements as cash flows from financing activities.

Cash and Cash Equivalents

All highly liquid instruments with a maturity of three months or less at the time of purchase are considered cash equivalents.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories at December 31 are as follows:

	2006	2005

(In thousands)
Finished Goods	$5,575	$3,026
Work in Progress	9,651	7,805
Raw Material	16,344	8,550

	$31,570	$19,381

The Company records valuation reserves to provide for slow moving or obsolete inventory or to reduce inventory to the lower of cost or market value. In determining the appropriate reserve, Management considers the age of inventory on hand, the overall inventory levels in relation to forecasted demands as well as reserving for specifically identified inventory that the company believes is no longer salable. At December 31, 2006, the Company’s reserve for inventory valuation was $4.1 million, or 11.6% of gross inventory. At December 31, 2005, the Company’s reserve for inventory valuation was $4.8 million, or 19.8% of gross inventory. This is a decrease of $0.7 million, which represented 1.8% of the December 31, 2006 gross inventories.

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

Depreciation expense was $2.4 million, $1.9 million and $1.0 million in 2006, 2005 and 2004, respectively.

Goodwill and Intangible Assets

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

Intangibles are valued based upon future economic benefits such as discounted earnings and cash flows. Acquired identifiable intangible assets are recorded at cost and are amortized over their estimated useful lives. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Trade name intangibles have an indefinite life and are tested for impairment on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce its fair value below its carrying amount.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, notes payable, long-term debt and an interest rate swap. The carrying value of the Company’s financial instruments approximate fair value. The Company does not hold or issue financial instruments for trading purposes.

Derivatives

The Company records all derivatives on the balance sheet at fair value and as long term. The accounting for changes in the fair value of derivatives depends on the intended use and resulting designation. During 2006 and 2005, the Company’s use of derivative instruments was limited to a cash flow hedge of interest rate risk. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (“OCI”) and subsequently reclassified into earnings when the hedged exposure affects earnings. The Company entered into an interest rate swap in February 2006, on its New York Industrial Revenue Bond which effectively fixes the rate at 3.99% on this obligation through January 2016. This arrangement replaced a swap agreement that expired in December 2005 which effectively fixed the interest rate at 4.09%. The ineffective portions of all derivatives are recognized immediately into earnings as other income or expense. Ineffectiveness was not material in 2006, 2005, and 2004. For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change. The Company classifies the cash flows from hedging transactions in the same category as the cash flows from the respective hedged items. The Company reclassified $0.02 million; $0.1 million and $0.2 million from accumulated other comprehensive income to interest expense during 2006, 2005 and 2004, respectively.

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

Earnings per Share

Earnings per share computations are based upon the following table:

	2006	2005	2004

(In thousands, except per share data)
Net Income (Loss)	$5,736	$2,237	$(734)

Basic earnings weighted average shares	7,956	7,855	7,766
Net effect of dilutive stock options	313	183	—

Diluted earnings weighted average shares	8,269	8,038	7,766

Basic earnings (loss) per share	$0.72	$0.28	$(0.09)
Diluted earnings (loss) per share	0.69	0.28	(0.09)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of stock options has not been included for 2004 since this would be anti-dilutive as a result of the Company’s net loss.

Class B Stock

Class B Stock is identical to Common Stock, except Class B Stock has ten votes per share, is automatically converted to Common Stock on a one for one basis when sold or transferred, and cannot receive dividends unless an equal or greater amount is declared on Common Stock. At December 31, 2006, approximately 3.0 million shares of common stock were reserved for issuance upon conversion of the Class B stock, exercise of stock options and purchases under the Employee Stock Purchase Plan.

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

Comprehensive Income

Comprehensive income (loss) consists primarily of net earnings and the after-tax impact of currency translation adjustments, mark to market adjustment for derivatives and retirement liability adjustments. Income taxes related to derivatives and retirement liability adjustments within other comprehensive income are generally recorded based on an effective tax rate of approximately 36%. No income tax effect is recorded for currency translation adjustments.

The accumulated balances of the components of other comprehensive (loss) income net of tax, at December 31, 2006 and 2005 are as follows:

	2006	2005

(In millions)
Accumulated foreign currency translation	$0.8	$0.8
Accumulated retirement liability adjustment	(1.5)	0.0

	$(0.7)	$0.8

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an Interpretation for SFAS No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with for Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” The pronouncement prescribes a recognition threshold and measurement attributable to financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the effect, if any; the adoption of FIN 48 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is in the process of determining the effect, if any; the adoption of SFAS No. 157 will have on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 on Quantifying Financial Statement Misstatements (SAB 108). SAB 108 sets forth the SEC staff’s views that registrants should quantify errors using both a balance sheet and an income statement approach, and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective the first fiscal year ending after November 15, 2006. The Company’s adoption of SAB 108 did not have a material impact on its results of operations, financial position, or cash flows.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106, and 132(R). SFAS No. 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. The effect of adopting SFAS No. 158 on the Company’s financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. SFAS No. 158 did not have an effect on the Company’s consolidated financial condition at December 31, 2005 or 2004. SFAS No. 158’s provisions regarding the change in the measurement date of postretirement benefit plans are not applicable as the Company already uses a measurement date of December 31 for its benefit plans. The Company has adopted the provisions of SFAS No. 158 as of December 31, 2006. See Note 6 for further discussion of the effect of adopting SFAS No. 158 on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows measurement of specified financial instruments, warranty and insurance contracts at fair value on a contract by contract basis, with changes in fair value recognized in earnings in each period. SFAS 159 is effective at the beginning of the fiscal year that begins after November 15, 2007, and will be effective for the Company in fiscal 2008. The Company has not yet determined the effect that the implementation of this standard will have on its consolidated financial position or results of operations.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 — LONG-TERM DEBT AND NOTE PAYABLE

Long-term debt consists of the following:

	2006	2005

(In thousands)
Note Payable at Canadian Prime payable $12 monthly through 2016 with interest (Canadian prime was 6.0% at December 31, 2006)	$1,376	$1,538
Industrial Revenue Bonds issued through the Erie County, New York
Industrial Development Agency payable $350 annually through 2019 with interest reset weekly (4.1% at December 31, 2006)	3,995	4,345
Industrial Revenue Bonds issued through the Business Finance
Authority of the State of New Hampshire payable $400 annually through 2018 with interest reset weekly (4.1% at December 31, 2006)	4,850	5,250
Other	128	85

	10,349	11,218
Less current maturities	923	914

	$9,426	$10,304

Principal maturities of long-term debt for each of the next five years are $0.9 million.

Interest capitalized in the 4th quarter relating to the building expansion in New York was insignificant. No interest costs were capitalized in 2005 and 2004.

The Company is in compliance with all its debt and credit facility covenants at December 31, 2006 and believes it will continue to be compliant in the future.

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

At December 31, 2006 and 2005 the Company had outstanding $8.1 million and $7.0 million respectively, on its revolving $15 million credit facility; with interest at bank prime or LIBOR plus 125 basis points. At December 31, 2006 and 2005, the Company had available $6.9 million and $8.0 million, respectively, on the facility.

On January 5, 2007 the Company restructured its bowering agreement with HSBC Bank USA, increasing the revolving credit facility to $20 million with interest at bank prime minus between 0 and 25 basis points or LIBOR plus between 87.5 and 175 basis points. The Company is also required to pay a commitment fee of between 0.125% and 0.30% on the unused portion of the line limit borrowing availability for the previous quarter. The Company may allocate up to $0.5 million of its availability for the issuance of new letters of credit. This new credit facility is collateralized by accounts receivable and inventory. The Company believes it will be compliant in the future with all the new credit facility covenants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 — STOCK OPTION AND PURCHASE PLANS

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

During the first quarter of 2006, the Company adopted SFAS 123(R), “Share-Based Payment,” applying the modified prospective method. This Statement requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of earnings based on the grant date fair value of the award. Under the modified prospective method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The Company uses a straight-line method of attributing the value of stock-based compensation expense, subject to minimum levels of expense, based on vesting schedules.

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted average fair value of the options was $7.58, $3.97 and $2.30 for options granted during the year ended December 31, 2006, 2005 and 2004 respectively.

The fair value for these options was estimated at the date of grant using a Black- Scholes option pricing model with the following weighted-average assumptions:

	2006	2005	2004

Risk-free interest rate	4.50%	4.40%	4.25%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	0.33	0.33	0.30
Expected life	8.0 years	8.1 years	7.0 years

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2006			2005			2004
		Weighted			Weighted			Weighted
		Average	Aggregate		Average	Aggregate		Average	Aggregate
		Exercise	Intrinsic		Exercise	Intrinsic		Exercise	Intrinsic
	Options	Price	Value	Options	Price	Value	Options	Price	Value

(Aggregate intrinsic value in thousands)
Outstanding at the Beginning of the Year	801,583	$6.49	$8,529	724,080	$5.83	$3,562	538,931	$5.88	$(420)
Options Granted	78,600	16.10	81	165,100	8.10	438	254,100	5.30	(51)
Options Exercised	(62,001)	7.80	(578)	(61,459)	2.96	(479)	(23,490)	1.07	(95)
Options Forfeited	—	—	—	(26,138)	6.76	(104)	(45,461)	5.88	35

Outstanding at the End of the Year	818,182	7.31	8,035	801,583	6.49	3,415	724,080	5.83	(529)

Exercisable at December 31	518,729	$6.52	$5,504	468,967	$6.28	$2,096	483,135	$5.90	$(387)

The aggregate intrinsic value in the preceding table represents the total pretax option holder’s intrinsic value, based on the Company’s closing stock price of Common Stock which would have been received by the option holders had all option holders exercised their options as of that date. The Company’s closing stock price of Common Stock was $17.13, $10.75 and $5.10 as of December 31, 2006, 2005 and 2004, respectively.

The fair value of options vested during 2006, 2005 and 2004 was $3.95, $3.24 and $3.59, respectively. At December 31, 2006, total compensation costs related to non-vested awards not yet recognized amounts to $1.1 million and will be recognized over a weighted average period of 2.5 years.

The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of December 31, 2006:

		Outstanding		Exercisable
		Weighted Average
		Remaining Life	Weighted Average		Weighted Average
Exercise Price Range	Shares	in Years	Exercise Price	Shares	Exercise Price

$3.39-$4.60	54,497	0.6	$4.01	54,497	$4.01
$5.09-$7.65	543,179	6.5	5.63	363,912	5.61
$9.83-$13.49	166,905	6.8	10.65	100,320	11.19
$17.36	53,600	10.0	17.36	—	—

	818,181	6.4	7.31	518,729	6.52

The Company established Incentive Stock Option Plans for the purpose of attracting and retaining executive officers and key employees, and to align management’s interest with those of the shareholders. Generally, the options must be exercised within ten years from the grant date and vest ratably over a five-year period. The exercise price for the options is equal to the fair market value at the date of grant. The Company had options outstanding for 630,224 shares under the plan. At December 31, 2006, 461,161 options were available for future grant under the plan established in 2001.

The Company established the Directors Stock Option Plans for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors, and to align their interest with those of the shareholders. The options must be exercised within ten years from the grant date. The exercise price for the option is equal to the fair market value at the date of grant and vests 6 months from the grant date. At

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006, the Company had options outstanding for 187,957 shares under the plans. At December 31, 2006, there were 180,602 options available for future grants under the plan established in 2005.

Astronics established the Employee Stock Purchase Plan to encourage employees to invest in Astronics. The plan provides employees that have been with the Company for at least a year the opportunity to invest up to 20% of their cash compensation (up to an annual maximum of $20,000) in Astronics common stock at a price equal to 85% of the fair market value of the Astronics common stock, determined each October 1. Employees are allowed to enroll annually. Employees indicate the number of shares they wish to obtain through the program and their intention to pay for the shares through payroll deductions over the annual cycle of October 1 through September 30. Employees can withdraw anytime during the annual cycle, and all money withheld from the employees pay is returned with interest. If an employee remains enrolled in the program, enough money will have been withheld from the employees’ pay during the year to pay for all the shares that the employee opted for under the program. At December 31, 2006, employees had subscribed to purchase 59,578 shares at $13.40 per share on September 30, 2007.

NOTE 4 — INCOME TAXES

Pretax losses from the Company’s foreign subsidiary amounted to $(0.1) million, $(0.5) million and $(1.0) million for 2006, 2005 and 2004, respectively. The balances of pretax earnings for each of those years were domestic.

The provision (benefit) for income taxes for continuing operations consists of the following:

	2006	2005	2004

(In thousands)
Current
US Federal	$3,563	$1,817	$(56)
Foreign	(123)	(109)	(399)
State	112	129	47
Deferred	(529)	93	(40)

	$3,023	$1,930	$(448)

The effective tax rates differ from the statutory federal income tax as follows:	2006	2005	2004

Statutory Federal Income Tax Rate	34.0%	34.0%	(34.0)%
Permanent Items, Net	0.5%	(0.9)%	0.6%
Foreign Taxes (benefits)	—	2.8%	(7.1)%
State Income Tax, Net of Federal Income Tax Benefit	1.0%	9.4%	0.1%
Other	(1.0)%	1.0%	2.5%

	34.5%	46.3%	(37.9)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows:

	2006	2005

(In thousands)
Deferred tax assets:
Deferred compensation	$3,085	$2,009
State investment tax credit carryforwards, net of federal benefit	340	325
Reserves and obligations related to discontinued operation	65	106
Customer Advanced Payments and Deferred Revenue	639	214
Asset reserves	993	511
Other	165	—

Deferred tax assets	5,287	3,165
Valuation allowance for deferred tax assets related to state investment tax credit carryforwards, net of federal benefit	(313)	(297)

	4,974	2,868

Deferred tax liabilities:
Depreciation	2,228	1,434
Intangibles	492	568
Other	—	28

Deferred tax liabilities	2,720	2,030

Net deferred tax asset	$2,254	$838

The net deferred tax assets and liabilities are presented in the consolidated balance sheet as follows at December 31, 2006 and 2005:

	2006	2005

(In thousands)
Deferred tax asset — current	$1,632	$989
Deferred tax asset — long-term	622	—

	2,254	989
Deferred tax liability — long-term	—	151

Net deferred tax asset	$2,254	$838

In the second quarter of 2005, the Company recorded a valuation allowance reducing the Company’s deferred tax asset relating to state investment tax credit carryforward to $0.5 million. As a result of this valuation allowance, the Company recorded a non-cash charge to income tax expense of $0.3 million net of the federal tax benefit.

NOTE 5 — PROFIT SHARING/401(K) PLAN

The Company has a qualified Profit Sharing/401(k) Plan for the benefit of its eligible full-time employees. The Profit Sharing/401(k) Plan provides for annual contributions based on percentages of pretax income. In addition, employees may contribute a portion of their salary to the 401(k) plan which is partially matched by the Company. The plan may be amended or terminated at any time. Total charges to income from continuing operations for the plan were $1.4 million, $1.0 million and $0.5 million in 2006, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 —	SUPPLEMENTAL RETIREMENT PLAN AND RELATED POST RETIREMENT BENEFITS

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of SFAS No. 87, all of which were previously netted against the plan’s funded status in the Company’s statement of financial position pursuant to the provisions of SFAS No. 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS No. 158. SFAS No. 158’s provisions regarding the change in the measurement date of postretirement benefit plans are not applicable as the Company already uses a measurement date of December 31 for its benefit plans.

The incremental effects of adopting the provisions of SFAS No. 158 on the Company’s statement of financial position at December 31, 2006 are presented in the following table. The adoption of SFAS No. 158 had no effect on the Company’s consolidated statement of income or earnings per share for the year ended December 31, 2006, or for any prior period presented, and it will not effect the Company’s operating results in future periods. Had the Company not been required to adopt SFAS No. 158 at December 31, 2006, it would have recognized an additional minimum liability pursuant to the provisions of SFAS No. 87. The effect of recognizing the additional minimum liability is included in table below in the column labeled “Prior to Application of Statement 158.”

	At December 31, 2006
			As Reported at
	Prior to Adopting	Effect of Adopting	December 31,
	Statement 158	Statement 158	2006

(In thousands)
Intangible Asset	$757	$(757)	$—
Supplemental Retirement Plan Liabilities — Current	(391)	—	(391)
Supplemental Retirement Plan Liabilities — Long-Term	(4,657)	(1,533)	(6,190)
Deferred Income Tax Assets — Current	133	—	133
Deferred Income Tax Assets — Long-term	1,403	859	2,262
Accumulated Other Comprehensive Loss	—	1,431	1,431

Included in accumulated other comprehensive income at December 31, 2006 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $1.4 million ($0.9 million net of tax) and unrecognized actuarial losses $0.8 million ($0.5 million net of tax). The prior service cost, and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year-ended December 31, 2007 is $0.1 million ($0.1 million net of tax), $0.01 million ($0.01 million net of tax), respectively.

The Company has a nonqualified supplemental retirement defined benefit plan (the “Plan”) for certain current and retired executives. The Plan provides for benefits based upon average annual compensation and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years of service, less offsets for Social Security and Profit Sharing benefits. It is the Company’s intent to fund the benefits as they become payable.

The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plans assets for the year ended December 31, 2006 and 2005 and the accumulated benefit obligation at December 31, 2006 and 2005 is as follows:

	December 31,	December 31,
	2006	2005

(In thousands)
Funded Status
Projected Benefit Obligation
Beginning of Year — January 1	$5,794	$5,508
Service Cost	35	25
Interest Cost	309	307
Actuarial Loss (Gain)	(30)	301
Benefits Paid	(347)	(347)

End of Year — December 31	$5,761	$5,794

Fair Value of Plan Assets
End of Year — December 31	$—	$—

Costs not recognized
Unrecognized Prior Service Costs	—	(1,116)
Unrecognized Actuarial Losses	—	(685)

	—	(1,801)

Accumulated Benefit Obligation Recognized — December 31	$5,761	$3,993

The assumptions used to calculate the benefit obligation as of December 31, 2006 and 2005 are as follows:

	2006	2005

Discount Rate	5.75%	5.50%
Future Average Compensation Increases	5.00%	5.00%

The unfunded status of the plan of $5.8 million at December 31, 2006 is recognized in the accompanying statement of financial position as a current accrued pension liability of $0.3 million and a long-term accrued pension liability of $5.5 million. This also is the expected Company contribution to the plan, since the plan is unfunded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the components of the net periodic cost for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

(In thousands)
Net Periodic Cost
Service Cost — Benefits Earned During Period	$35	$25	$23
Interest Cost	309	307	313
Amortization of Prior Service Cost	109	109	109
Amortization of Losses	5	—	—

Net Periodic Cost	$458	$441	$445

The assumptions used to determine the net periodic cost are as follows:

	2006	2005	2004

Discount Rate	5.50%	5.75%	6.00%
Future Average Compensation Increases	5.00%	5.00%	5.00%

The Company expects the benefits to be paid in each of the next five years to be $0.3 million and in the aggregate for the next five years after that $1.7 million. This also is the expected Company contribution to the plan, since the plan is unfunded.

Participants in the nonqualified supplemental retirement plan are entitled to paid medical, dental and long term care insurance benefits upon retirement under the plan. The measurement date for determining the plan obligation and cost is December 31. The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plans assets for the year ended December 31, 2006 and the accumulated benefit obligation at December 31, 2006 is as follows:

	December 31,	December 31,
	2006	2005

(In thousands)
Funded Status
Projected Benefit Obligation
Beginning of Year — January 1	$856	$723
Service Cost	6	5
Interest Cost	46	40
Actuarial Loss (Gain)	(46)	127
Benefits Paid	(42)	(39)

End of Year — December 31	$820	$856

Fair Value of Plan Assets
End of Year — December 31	$—	$—

Costs not recognized
Unrecognized Prior Service Costs	—	(469)
Unrecognized Actuarial Losses	—	(253)

	—	(722)

Accumulated Benefit Obligation Recognized — December 31	$820	$134

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assumptions used to calculate the post retirement benefit obligation as of December 31, 2006 and 2005 are as follows:

	2006	2005

Discount Rate	5.75%	5.50%

The following table summarizes the components of the net periodic cost for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

(In thousands)
Net Periodic Cost
Service Cost — Benefits Earned During Period	$6	$5	$3
Interest Cost	46	40	18
Amortization of Prior Service Cost	34	37	18
Amortization of Losses	7	—	—

Net Periodic Cost	$93	$82	$39

The assumptions used to determine the net periodic cost are as follows:

	2006	2005	2004

Discount Rate	5.50%	5.75%	6.00%
Future Average Healthcare Benefit Increases	12.00%	12.00%	12.00%

The Company estimates that $0.03 million of prior Service Costs and $0.01 million of net losses in accumulated other comprehensive income for medical, dental and long-term care insurance benefits as of December 31, 2006 will be recognized as components of net periodic benefit cost during the year ended December 31, 2007 for the Plan. For measurement purposes, a 12% annual increase in the cost of health care benefits was assumed for 2006 and 2005 respectively, gradually decreasing to 5.0% in 2013 and years thereafter. A one percentage point increase in this rate would increase the post retirement benefit obligation by approximately $0.1 million, and a one percentage point decrease in this rate would decrease the post retirement benefit obligation by approximately $0.1 million. The Company expects the benefits to be paid in each of the next five years to be $0.04 million and in the aggregate for the next five years after that $0.3 million. This also is the expected Company contribution to the plan, since the plan is unfunded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 —	SELECTED QUARTERLY FINANCIAL INFORMATION

The following table summarizes selected quarterly financial information for 2006 and 2005:

	Quarter Ended
	Dec. 31,	Sept. 30,	July 1,	April 1,	Dec. 31,	Oct. 1,	July 2,	April 2,
	2006	2006	2006	2006	2005	2005	2005	2005

(Unaudited)
(In thousands, except for per share data)
Sales	$28,920	$27,752	$28,832	$25,263	$20,233	$19,626	$18,839	$15,656
Gross Profit (sales less cost of products sold)	4,951	6,119	6,766	5,412	4,117	3,965	3,495	3,293
Income (Loss) before Tax	1,004	2,423	3,126	2,206	1,612	873	722	960
Net Income (Loss)	807	1,648	1,963	1,318	977	454	197	609
Basic Earnings (Loss) per Share	0.10	0.21	0.25	0.17	0.13	0.06	0.02	0.08
Diluted Earnings (Loss) per Share	0.10	0.20	0.24	0.16	0.12	0.06	0.02	0.08

NOTE 8 —	SALES BY GEOGRAPHIC REGION, MAJOR CUSTOMERS AND CANADIAN OPERATIONS

The following table summarizes the Company’s sales by geographic region:

	2006	2005	2004

(In thousands)
North America	$89,089	$50,579	$28,351
Asia	7,309	11,090	762
Europe	13,650	10,857	4,558
South America	469	863	814
Other	250	965	211

	$110,767	$74,354	$34,696

Sales recorded by the Company’s Canadian operations were $8.6 million in 2006, $7.6 million in 2005 and $6.9 million in 2004. Net loss from this operation was $0.1 million in 2006, $0.4 million in 2005 and $0.5 million in 2004. Net Assets held outside of the United States total $0.5 million at December 31, 2006 and $0.6 million at December 31, 2005. The exchange gain (loss) included in determining net income for the years ended December 31, 2006, 2005 and 2004 was $0.0 million, $0.1 million and $(0.2) million respectively. Cumulative translation adjustments amounted to $0.8 million at December 31, 2006 and 2005, and $0.7 million at December 31, 2004.

The Company has a significant concentration of business with one major customer and the U.S. Government. Sales to the major customer accounted for 21.2% of sales in 2006, 2.1% of sales in 2005 and 0.0% of sales in 2004. Accounts receivable from this customer at December 31, 2006 and 2005 were $1.9 million and $0.3 million, respectively. Sales to the U.S. Government accounted for 6.5% of sales in 2006, 10.8% of sales in 2005 and 18.5% of sales in 2004. Accounts receivable from the U.S. Government at December 31, 2006 and 2005 were $0.6 million and $1.3 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 — COMMITMENTS AND CONTINGENCIES

The Company leases certain office and manufacturing facilities as well as equipment under various lease contracts with terms that meet the accounting definition of operating leases. These arrangements may include fair market renewal or purchase options. Rental expense for the years ended December 31, 2006, 2005 and 2004 was $1.7 million, $2.1 million and $0.2 million, respectively. The following table represents future minimum lease payment commitments as of December 31, 2006:

	2007	2008	2009	2010	2011

(In thousands)
Minimum Lease Payments	$1,778	$542	$125	$8	$—

From time to time the Company may enter into purchase agreements with suppliers under which there is a commitment to buy a minimum amount of product. Purchase commitments outstanding at December 31, 2006 were $32.5 million. These commitments are not reflected as liabilities in the Company’s Balance Sheet.

NOTE 10 —	GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the changes in the carrying amount of goodwill for 2006 and 2005:

	2006	2005

(In thousands)
Balance at January 1,	$2,686	$2,615
Foreign currency translations	(18)	71

Balance at December 31,	$2,668	$2,686

The following table summarizes acquired intangible assets as follows:

	December 31, 2006			December 31, 2005
	Weighted	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Average Life	Amount	Amortization	Amount	Amortization

(In thousands)
Patents	12 Years	$1,271	$190	$1,271	$91
Trade Names	N/A	553	—	553	—
Completed and unpatented technology	10 Years	487	93	487	45
Government contracts	6 Years	347	111	347	53
Backlog	4 Years	314	243	314	140

Total Intangible assets		$2,972	$637	$2,972	$329

Amortization is computed on the straight-line method for financial reporting purposes. Amortization expense was $0.3 million, 0.3 million and 0.0 million for 2006, 2005 and 2004 respectively. Amortization expense for each of the next five years will amount to approximately $0.2 million for each of the years ended December 31, 2007, 2008, 2009, 2010 and 2011.

NOTE 11 — DISCONTINUED OPERATIONS

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

On September 26, 2002, Astronics announced the spin-off of its wholly owned subsidiary MOD-PAC CORP., which operated the Printing and Packaging segment. The spin-off was completed on March 14, 2003, at such time the net assets and equity of MOD-PAC CORP. was removed from the balance sheet of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company resulting in a reduction of the Company’s equity. The Company and MOD-PAC CORP. entered into a Tax Sharing Agreement, which governs the Company’s and MOD-PAC CORP.’s respective rights, responsibilities and obligations after the Distribution with respect to taxes for the periods ending on or before Distribution. Generally, pre-Distribution taxes that are clearly attributable to the business of one party will be borne solely by that party, and other pre-Distribution taxes will be shared by the parties based upon a formula set forth in the Tax Sharing Agreement. In addition, under the Tax Sharing Agreement, liability for taxes that are incurred as a result of the restructuring activities undertaken to implement the Distribution will be borne 60% by Astronics and 40% by MOD-PAC CORP. If the Distribution fails to qualify as a tax-free distribution under Section 355 of the Internal Revenue Code because of an acquisition of our stock or assets, or some other action of ours, then the Company will be solely liable for any resulting corporate taxes.

NOTE 12 —	BUSINESS COMBINATIONS

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

NOTE 13 —	RESTATEMENT

Fiscal Year Ended December 31, 2005 — The Company has restated its previously issued financial statements for the fiscal year ended December 31, 2005 to correct an error which reduces revenue previously reported on the income statement for the year ended December 31, 2005 by $1.0 million, reduces cost of products sold by $0.4 million, reduces income tax expense by $0.2 million, increases inventory by $0.4 million, increases deferred revenue by $1.0 million, increased deferred tax assets by $0.2 million, reduces net income and retained earnings by $0.4 million, reduces basic earnings per share by $.06 cents and reduces diluted earnings per share by $.05 cents. The amendment on Form 10-K/A, Amendment No. 1 (“Form 10-K/A”) filed on March 14, 2007 with the Securities and Exchange Commission (the “Commission”), to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005, initially filed with the Commission on March 27, 2006 (the “Original Filing”), reflects 2005 restated financial statements and related footnote disclosures to correct this error. This report reflects the restatement made in Form 10-K/A.

Quarter Ended April 1, 2006 — The Company has restated its previously issued financial statements for the quarter ended April 1, 2006 to correct an error. For the three months ended April 1, 2006, the correction increases revenue by $0.3 million, increases cost of products sold by $0.2 million, increases income tax expense by $0.1 million, increases net income by $0.1 million, increases inventory by $0.2 million, increases deferred revenue by $0.7 million, increases deferred tax assets by $0.2 million, decreases retained earnings by $0.3 million, increases basic earnings per share by $.02 cents and increases diluted earnings per share by $.01 cents.

Quarter Ended July 1, 2006 — The Company has restated its previously issued financial statements for the quarter ended July 1, 2006 to correct an error. For the three months ended July 1, 2006, the correction reduces revenue previously reported on the income statement by $0.2 million, reduces cost of products sold by $0.1 million, had negligible impact on income tax expense, reduces net income by $0.1 million, increases inventory by $0.3 million, increases deferred revenue by $0.9 million, increases deferred tax assets by $0.2 million, decreases retained earnings by $0.4 million, had negligible impact on basic earnings per share and reduces diluted earnings per share by $.01 cent. For the six months ended July 1, 2006 the correction increases revenue previously reported on the income statement by $0.1 million, had negligible impact on cost of products sold, had negligible impact on income tax expense, increases net income by $0.1 million, increases inventory by $0.3 million, increases deferred revenue by $0.9 million, increases deferred tax assets by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.2 million, decreases retained earnings by $0.4 million, had negligible impact on basic earnings per share and increases diluted earnings per share by $.01 cent.

Quarter Ended September 30, 2006 — The Company has restated its previously issued financial statements for the quarter ended September 30, 2006 to correct an error. For the three months ended September 30, 2006, the correction reduces revenue previously reported on the income statement by $0.8 million, reduces cost of products sold by $0.4 million, reduces income tax expense by $0.1 million, reduces net income by $0.3 million, increases inventory by $0.7 million, increases deferred revenue by $1.7 million, increases deferred tax assets by $0.3 million, decreases retained earnings by $0.6 million, reduces basic earnings per share by $.03 cents and reduces diluted earnings per share by $.03 cents. For the nine months ended September 30, 2006 the correction reduces revenue previously reported on the income statement by $0.7 million, reduces cost of products sold by $0.3 million, reduces income tax expense by $0.1 million, reduces net income by $0.2 million, increases inventory by $0.7 million, increases deferred revenue by $1.7 million, increases deferred tax assets by $0.3 million, decreases retained earnings by $0.6 million, decreases basic earnings per share by $.03 cents and decreases diluted earnings per share by $.03 cents.

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

Application of Generally Accepted Accounting Principles

During the Company’s 2006 year-end audit the Company became aware that its revenue recognition policy with regard to a bill and hold arrangement with one customer did not meet all of the criteria necessary to allow it to recognize revenue for the transaction while the product remained in the Company’s facility. As such Management has concluded that a material weakness in the Company’s internal control over financial reporting existed. at December 31, 2006. The Company believes it has taken action to remediate the weakness that includes training with regard to bill and hold arrangements and approval of any proposed bill and hold arrangement by the CEO and CFO of the Company.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors is contained under the captions “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement dated March 14, 2007 and is incorporated herein by reference.

The executive officers of the Company, their ages, their positions and offices with the Company, and the date each assumed their office with the Company, are as follows:

Name and Age		Year First
of Executive Officer	Positions and Offices with Astronics	Elected Officer

Peter J. Gundermann	President, Chief Executive Officer and Director of the Company	2001
Age 44
David C. Burney	Vice President-Finance, Treasurer, Secretary and Chief Financial	2003
Age 44	Officer of the Company

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the captions “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Executive Compensation” in the Company’s definitive Proxy Statement to be filed within 120 days of the end of our fiscal year is incorporated herein by reference to the 2006 Proxy.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information contained under the captions “Certain Relationships and Related Party Transactions and Director Independence” and “Proposal One: Election of Directors — Board Independence” in the Company’s definitive Proxy Statement to be filed within 120 days of the end of our fiscal year is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the caption “Audit and Non-Audit Fees” in the Company’s definitive Proxy Statement to be filed within 120 days of the end of our fiscal year is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The documents filed as a part of this report are as follows:

1. The following financial statements are included:

(i)	Consolidated Statement of Operations for the years ended December 31, 2006, December 31, 2005 and December 31, 2004
(ii)	Consolidated Balance Sheet as of December 31, 2006 and December 31, 2005
(iii)	Consolidated Statement of Cash Flows for the years ended December 31, 2006, December 31, 2005 and December 31, 2004
(iv)	Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2006, December 31, 2005 and December 31, 2004
(v)	Notes to Consolidated Financial Statements
(vi)	Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm
(vii)	Management’s Report on Internal Control Over Financial Reporting

2. Financial Statement Schedules

  Schedule II. Valuation and Qualifying Accounts

All other consolidated financial statement schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

3.	Exhibits

Exhibit No.		Description

3	(a)	Restated Certificate of Incorporation, as amended; incorporated by reference to exhibit 3(a) of the Registrant’s December 31, 1988 Annual Report on Form 10-K.
	(b)	By-Laws, as amended; incorporated by reference to exhibit 3(b) of the Registrant’s December 31, 1996 Annual Report on Form 10-K.
4	.1(a)	Unsecured $8,000,000 Credit Agreement with HSBC Bank USA, dated February 20, 2003; incorporated by reference to Exhibit 4.1 to the Registrant’s December 31, 2002 Annual Report on Form 10-K.
	(b)	Amendment numbers 1 and 3 dated March 18, 2005 incorporated by reference to Exhibit 4.1 to the registrant’s December 31, 2005 Annual Report on Form 10-K.
	(c)	Amendment numbers 2 and 4 dated March 31, 2005 incorporated by reference to Exhibit 4.1 to the registrant’s December 31, 2005 Annual Report on Form 10-K.
	(d)	Line of credit note dated March 31, 2005 filed herewith incorporated by reference to Exhibit 4.1 to the registrant’s December 31, 2005 Annual Report on Form 10-K.
	(e)	Amendment number 5 dated December 22, 2005 incorporated by reference to Exhibit 4.1 to the registrant’s December 31, 2005 Annual Report on Form 10-K.
	(f)	Secured $20,000,000 Credit Agreement with HSBC Bank USA, dated January 5, 2007.
10	.1*	Restated Thrift and Profit Sharing Retirement Plan; incorporated by reference to exhibit 10.1 of the Registrant’s December 31, 1994 Annual Report on Form 10-KSB.
10	.2*	Incentive Stock Option Plan; incorporated by reference to the Registrant’s definitive proxy statement dated March 26, 1982.
10	.3*	Director Stock Option Plan; incorporated by reference to the Registrant’s definitive proxy statement dated March 16, 1984.
10	.4*	1992 Incentive Stock Option Plan; incorporated by reference to the Registrant’s definitive proxy statement dated March 30, 1992.
10	.5*	1993 Director Stock Option Plan; incorporated by reference to the Registrant’s definitive proxy statement dated March 19, 1993.

Exhibit No.		Description

10	.6*	1997 Director Stock Option Plan; incorporated by reference to the Registrant’s definitive proxy statement dated March 14, 1997.
10	.7*	2001 Stock Option Plan; incorporated by reference to the Registrant’s definitive proxy statement dated March 19, 2001.
10	.8*	Non-Qualified Supplemental Retirement Plan; incorporated by reference from the Registrant’s 1999 Annual Report on Form 10-K.
10.10		Tax Sharing Agreement Dated December 7, 2002 by and between MOD-PAC CORP. and the Registrant; Incorporated by reference to exhibit 10.1 of MOD-PAC CORP.’s Form 10/A registration statement dated January 28, 2003.
10	.12*	Employment Termination Benefits Agreement Dated December 16, 2003 between Astronics Corporation and Peter J. Gundermann, President and Chief Executive Officer of Astronics Corporation ; incorporated by reference from the Registrant’s 2003 Annual Report on Form 10-K.
10	.13*	Employment Termination Benefits Agreement Dated December 16, 2003 between Astronics Corporation and David C. Burney, Vice President and Chief Financial Officer of Astronics Corporation ; incorporated by reference from the Registrant’s 2003 Annual Report on Form 10-K.
10.14		Asset Purchase Agreement Dated February 3, 2005 between General Dynamics OTS (Aerospace), Inc. and Astronics Acquisition Corp. incorporated by reference to Exhibit 10.14 to the Registrant’s 2004 Annual Report on Form 10-K.
10	.15*	2005 Director Stock Option Plan incorporated by reference to Exhibit 10.15 to the Registrant’s 2004 Annual Report on Form 10-K.
21		Subsidiaries of the Registrant; filed herewith.
23		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm; filed herewith.
31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002; filed herewith
31.2		Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002; filed herewith
32		Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; furnished herewith

*	identifies a management contract or compensatory plan or arrangement as required by Item 15(a)(3) of Form 10-K.

SCHEDULE II

Valuation and Qualifying Accounts

			Balance at the		Charged to		Balance at
			Beginning of		Cost and	(Write-Offs)	End of
Year		Description	Period	Acquisitions	Expense	Recoveries	Period

(In thousands	)
2006		Allowance for Doubtful Accounts	$365	$—	$17	$(68)	$314
		Reserve for Inventory Valuation	4,771	—	121	(758)	4,134
		Allowance for Notes Receivable	590	—	—	—	590
		Deferred Tax Valuation Allowance	297	—	16	—	313
		Program Loss Reserves	830	—	—	(830)	—
		Warranty	338	—	492	(7)	823
2005		Allowance for Doubtful Accounts	259	100	124	(118)	365

		Reserve for Inventory Valuation	684	3,972	140	(25)	4,771
		Allowance for Notes Receivable	590	—	—	—	590
		Deferred Tax Valuation Allowance	—	—	297	—	297
		Program Loss Reserves	—	3,739	—	(2,909)	830
		Warranty	82	200	103	(47)	338
2004		Allowance for Doubtful Accounts	333	—	(60)	(14)	259

		Reserve for Inventory Valuation	534	—	229	(79)	684
		Allowance for Notes Receivable	133	—	457	—	590
		Deferred Tax Valuation Allowance	—	—	—	—	—
		Program Loss Reserves	—	—	—	—	—
		Warranty	75	—	7	—	82

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on March 16, 2007.

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

Signature	Title	Date

/s/ Raymond W. Boushie Raymond W. Boushie	Director	March 16, 2007

/s/ Robert T. Brady Robert T. Brady	Director	March 16, 2007

/s/ John B. Drenning John B. Drenning	Director	March 16, 2007

/s/ Peter J. Gundermann Peter J. Gundermann	Director	March 16, 2007

/s/ Kevin T. Keane Kevin T. Keane	Director	March 16, 2007

/s/ Robert J. McKenna Robert J. McKenna	Director	March 16, 2007