Form 10-Q
period 2007-03-31
ASTRONICS CORP
filed 2007-05-09
CIK 8063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 0-7087
ASTRONICS CORPORATION
(Exact name of registrant as specified in its charter)

New York	16-0959303
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

130 Commerce Way, East Aurora, New York	14052
(Address of principal executive offices)	(Zip code)
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
Yes ☐ No ☑
As of March 31, 2007 8,064,887 shares of common stock were outstanding consisting of 6,687,549 shares of common stock ($.01 par value) and 1,377,338 shares of Class B common stock ($.01 par value).

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
ASTRONICS CORPORATION
Consolidated Balance Sheet
March 31, 2007
with Comparative Figures for December 31, 2006
(dollars in thousands except per share amounts)

	March 31,	December 31,
	2007	2006
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$346	$222
Accounts Receivable, net of allowance for doubtful accounts of $440 in 2007 and $314 in 2006	24,663	17,165
Inventories	32,976	31,570
Prepaid Expenses	1,312	1,067
Deferred Income Taxes	1,481	1,632

Total Current Assets	60,778	51,656

Property, Plant and Equipment, at cost	39,591	36,521
Less Accumulated Depreciation and Amortization	13,750	13,085

Net Property, Plant and Equipment	25,841	23,436

Deferred Income Taxes	630	622
Intangible Assets, net of accumulated amortization of $698 in 2007 and $637 in 2006	2,274	2,335
Other Assets	1,835	1,821
Goodwill	2,704	2,668

Total Assets	$94,062	$82,538

See notes to consolidated financial statements.

ASTRONICS CORPORATION
Consolidated Balance Sheet
March 31, 2007
with Comparative Figures for December 31, 2006
(dollars in thousands except per share amounts)

	March 31,	December 31,
	2007	2006
	(Unaudited)
Current Liabilities:
Current Maturities of Long-term Debt	$926	$923
Note Payable	14,500	8,100
Accounts Payable	13,258	12,472
Accrued Payroll and Employee Benefits	3,839	4,403
Income Taxes Payable	1,876	—
Customer Advance Payments and Deferred Revenue	4,192	6,864
Other Accrued Expenses	1,828	1,457

Total Current Liabilities	40,419	34,219

Long-term Debt	9,404	9,426
Supplemental Retirement Plan and Other Liabilities for Pension Benefits	6,197	6,190
Other Liabilities	1,390	1,355

Shareholders’ Equity:
Common Stock, $.01 par value
Authorized 20,000,000 shares, issued 7,365,987 in 2007, 7,313,726 in 2006	73	73
Class B Stock, $.01 par value
Authorized 5,000,000 shares, issued 1,483,150 in 2007, 1,496,006 in 2006	15	15
Additional Paid-in Capital	6,057	5,504
Accumulated Other Comprehensive (Loss)	(648)	(704)
Retained Earnings	34,874	30,179

	40,371	35,067

Less Treasury Stock: 784,250 shares in 2007 and 2006	3,719	3,719

Total Shareholders’ Equity	36,652	31,348

Total Liabilities and Shareholders’ Equity	$94,062	$82,538

See notes to consolidated financial statements.

ASTRONICS CORPORATION
Consolidated Statement of Income and Retained Earnings
Three Months Ended March 31, 2007
with Comparative Figures for 2006
(Unaudited)
(dollars in thousands except per share data)

	Three Months Ended
	March 31,	April 1,
	2007	2006
Sales	$42,875	$25,263

Costs and Expenses:
Cost of products sold	31,225	19,851
Selling, general and administrative expenses	4,276	3,019
Interest expense, net of interest income of $- in 2007 and $4 in 2006	296	199
Other (income) expense	(8)	(12)

Total costs and expenses	35,789	23,057

Income Before Income Taxes	7,086	2,206
Provision for Income Taxes	2,391	888

Net Income	$4,695	$1,318

Retained Earnings:
Beginning of period	30,179	24,443

End of period	$34,874	$25,761

Earnings per share:
Basic	$0.58	$0.17

Diluted	$0.56	$0.16

See notes to consolidated financial statements.

ASTRONICS CORPORATION
Consolidated Statement of Cash Flows
Three Months Ended March 31, 2007
With Comparative Figures for 2006
(Unaudited)
(dollars in thousands)

	March 31,	April 1,
	2007	2006
Cash Flows from Operating Activities:
Net Income	$4,695	$1,318
Adjustments to Reconcile Net Income to Cash (Used For) Provided By Operating Activities:
Depreciation and Amortization	770	623
Provision for Non-Cash Losses on Inventory and Receivables	112	(33)
Stock Compensation Expense	151	142
Deferred Tax Provision (Benefit)	133	(15)
Other	—	(18)
Cash Flows from Changes in Operating Assets and Liabilities:
Accounts Receivable	(7,588)	(3,297)
Inventories	(1,368)	(2,196)
Prepaid Expenses	(490)	(283)
Accounts Payable	776	2,619
Accrued Expenses	(198)	(1,435)
Customer Advanced Payments and Deferred Revenue	(2,672)	(623)
Contract Loss Reserves	—	(262)
Income Taxes	2,091	621
Supplemental Retirement and Other Liabilities	59	34

Cash Used For Operating Activities	(3,529)	(2,805)

Cash Flows from Investing Activities:
Capital Expenditures	(3,045)	(645)
Other	(32)	—

Cash Used For Investing Activities	(3,077)	(645)

Cash Flows from Financing Activities:
Principal Payments on Long-term Debt	(43)	(53)
Proceeds from Note Payable	9,600	—
Payments on Note Payable	(3,200)	(1,000)
Proceeds from Exercise of Stock Options	224	26
Income Tax Benefit from Exercise of Stock Options	178	—

Cash Provided By (Used For) Financing Activities	6,759	(1,027)

Effect of Exchange Rates on Cash	(29)	10

Net Increase (Decrease) in Cash and Cash Equivalents	124	(4,467)

Cash at Beginning of Period	222	4,473

Cash at End of Period	$346	$6

See notes to consolidated financial statements.

ASTRONICS CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007
(Unaudited)
1) Basis of Presentation
The accompanying unaudited statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
For further information, refer to the financial statements and footnotes thereto included in Astronics Corporation’s (the “Company”) 2006 annual report on Form 10-K.
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
The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of the options was $7.85 for options granted during the three months ended March 31, 2007 and was $6.05 for options granted during the three months ended April 1, 2006. The following table provides the range of assumptions used to value stock options granted during the three months ended March 31, 2007 and April 1, 2006.

	Three Months Ended
	March 31, 2007	April 1, 2006
Expected volatility	0.34	0.34
Risk-free rate	4.50%	4.70%
Expected dividends	0.00%	0.00%
Expected term (in years)	7 Years	7 Years

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
The table below reflects the impact stock compensation expense had on net earnings for the three months ended March 31, 2007 compared to the three months ended April 1, 2006 as follows:

	Three Months Ended
(in thousands)	March 31, 2007	April 1, 2006
Stock compensation expense	$151	$142
Tax benefit	(14)	(16)

Stock compensation expense, net of tax	$137	$126

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2007 is as follows:

		2007
		Weighted Average
	Number of	Exercise Price	Aggregate
	Options	per option	Intrinsic Value
Outstanding at December 31, 2006	818,182	$7.31	$8,416,000
Options Granted	25,000	17.60	—
Options Exercised	(41,128)	6.22	(468,000)

Outstanding at March 31, 2007	802,054	7.69	7,948,000

Exercisable at March 31, 2007	521,204	$6.51	$5,780,000

The aggregate intrinsic value in the preceding table represents the total pretax option holder’s intrinsic value, based on the Company’s closing stock price of Common Stock of $17.60 as of March 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.
The fair value of options vested since December 31, 2006 is $0.1 million. At March 31, 2007, total compensation costs related to non-vested awards not yet recognized amounts to $1.2 million and will be recognized over a weighted average period of 2.1 years.
The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of March 31, 2007:

	Outstanding			Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining Life	Average		Exercise
Exercise Price Range	Shares	in Years	Exercise Price	Shares	Price
$ 4.59	28,188	0.9	$4.59	28,188	$4.59
$ 5.09 – $ 7.65	543,180	6.2	5.63	404,210	5.63
$ 9.83 – $13.49	152,086	7.2	10.60	88,806	11.14
$17.00 – $17.60	78,600	9.8	17.44	—	—

	802,054	6.6	7.69	521,204	6.51

3) Goodwill and Intangible Assets
     The following table summarizes the changes in the carrying amount of goodwill for 2007 and 2006:

	March 31,	December 31,
(in thousands)	2007	2006
Balance beginning of period	$2,668	$2,686
Foreign currency translations	36	(18)

Balance end of period	$2,704	$2,668

     The following table summarizes acquired intangible assets as follows:

		March 31, 2007		December 31, 2006
	Weighted	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in thousands)	Average Life	Amount	Amortization	Amount	Amortization
Patents	12 Years	$1,271	215	$1,271	190
Trade Names	N/A	553	—	553	—
Completed and Unpatented Technology	10 Years	487	105	487	93
Government Contracts	6 Years	347	125	347	111
Backlog	4 Years	314	253	314	243

Total Intangible Assets		$2,972	$698	$2,972	$637

     Amortization is computed on the straight-line method for financial reporting purposes. Amortization expense was $0.1 million and $0.1 million for the three months ended March 31, 2007 and April 1, 2006 respectively. Amortization expense for each of the next five years is expected to be approximately $0.2 million for each year.
4) Inventories
Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

	March 31,	December 31,
(in thousands)	2007	2006
Finished Goods	$5,217	$5,575
Work in Progress	9,510	9,651
Raw Material	18,249	16,344

	$32,976	$31,570

5) Comprehensive Income and Accumulated Other Comprehensive Income
The components of comprehensive income are as follows:

	Three Months Ended
	March 31,	April 1,
(in thousands)	2007	2006
Net income	$4,695	$1,318
Other comprehensive income:
Foreign currency translation adjustments	39	(17)
Gain on accumulated retirement liability adjustment, net of tax of $15 in 2007 and $- in 2006	23	—
Gain (loss) on derivatives, net of tax of $6 in 2007 and $10 in 2006	(6)	(17)

Comprehensive income	$4,751	$1,284

The components of accumulated other comprehensive income is as follows:

	March 31,	December 31,
(in thousands)	2007	2006
Cumulative foreign currency adjustments	$814	$775
Accumulated retirement liability adjustment, net of tax of $845 for 2007 and $859 for 2006	(1,408)	(1,431)
Accumulated loss on derivatives, net of tax of $31 for 2007 and $25 for 2006	(54)	(48)

Accumulated other comprehensive income	$(648)	$(704)

6) Earnings Per Share
The following table sets forth the computation of earnings per share:

	Three Months Ended
	March 31,	April 1,
(in thousands, except per share data)	2007	2006
Net Income	$4,695	$1,318

Basic earnings per share weighted average shares	8,054	7,912
Net effect of dilutive stock options	400	231

Diluted earnings per share weighted average shares	8,454	8,143

Basic earnings per share	$0.58	$0.17
Diluted earnings per share	$0.56	$0.16
7) Supplemental Retirement Plan and Related Post Retirement Benefits
The Company has a non-qualified supplemental retirement defined benefit plan for certain executives. The following table sets forth information regarding the net periodic pension cost for the plan.

	Three Months Ended
	March 31,	April 1,
(in thousands)	2007	2006
Service cost	$10	$9
Interest cost	80	77
Amortization of prior service cost	27	27
Amortization of net actuarial losses	1	1

Net periodic cost	$118	$114

Participants in the non-qualified supplemental retirement plan are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The following table sets forth information regarding the net periodic cost recognized for those benefits:

	Three Months Ended
	March 31,	April 1,
(in thousands)	2007	2006
Service cost	$2	$2
Interest cost	11	11
Amortization of prior service cost	8	8
Amortization of net actuarial losses	2	3

Net periodic cost	$23	$24

8) Income Taxes
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company believes that its income tax filing positions and deductions will be sustained on audit. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48, and, the Company was not required to record a cumulative effect adjustment related to the adoption of FIN 48.

In the future, should the Company need to accrue a liability for unrecognized tax benefits, any interest associated with that liability will be recorded as interest expense. Penalties, if any, would be recognized as operating expenses. There are no penalties or interest liability accrued as of March 31, 2007. In years previous, any interest and penalties were insignificant and recorded as income tax expense. The years under which we conducted our evaluation coincided with the tax years currently still subject to examination by major federal and state tax jurisdictions, those being 2003, 2004, 2005 and 2006.
Prior to January 1, 2007, the Company recorded accruals for tax contingencies and related interest when it was probable that a liability had been incurred and the amount of the contingency could be reasonably estimated based on specific events such as an audit or inquiry by a taxing authority.
9) Sales To Major Customers
The Company has a significant concentration of business with two customers. Sales to Panasonic Avionics Corporation amounted to approximately 29% and 15% of revenue during the 1st quarter 2007 and 2006, respectively. Accounts receivable from this customer amounted to 16% and 11% of the Company’s gross trade receivables as of March 31, 2007 and December 31, 2006, respectively.
Sales to Air Canada amounted to approximately 12% and 3% of revenue during the 1st quarter 2007 and 2006, respectively. Accounts receivable from this customer amounted to 11% and 8% of the Company’s gross trade receivables as of March 31, 2007 and December 31, 2006, respectively.
10) New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. It will be effective for the Company in fiscal 2008 and interim periods within that fiscal year. The Company is in the process of determining the effect the adoption of SFAS No. 157 will have, if any, on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows measurement of specified financial instruments, warranty and insurance contracts at fair value on a contract by contract basis, with changes in fair value recognized in earnings in each period. SFAS 159 is effective at the beginning of the fiscal year that begins after November 15, 2007, and will be effective for the Company in fiscal 2008. The Company is in the process of determining the effect the adoption of SFAS No. 159 will have, if any, on our consolidated financial statements.
11) Subsequent Event
To pay a portion of the cost of construction of an addition to its facility in East Aurora, New York and the acquisition of additional equipment to be located at such facility, Luminescent Systems, Inc., a subsidiary of the Company, entered into a tax exempt industrial revenue bond transaction. Under this bond transaction, the Erie County Industrial Development Agency issued on April 24, 2007 tax exempt bonds in the principal amount of $6.0 million to pay for project costs. The Bonds mature on April 1, 2027. The interest rate applicable to the Bonds is a variable tax exempt bond rate that is adjusted weekly, based upon a minimum rate of interest necessary to enable the Remarketing Agent to remarket the Bonds at par. The initial rate is 3.85%. The obligations are secured by a mortgage on the Company’s facility in East Aurora, New York and a security interest in the equipment at such facility. The obligations of the Company and Luminescent are also secured by a pledge by the Company of the stock of the Company’s subsidiary, Astronics Advanced Electronic Systems Corp.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10-K for the year ended December 31, 2006.)
The following table sets forth income statement data as a percent of net sales:

	Three Months Ended
	March 31,	April 1,
	2007	2006
Sales	100.0%	100.0%

Cost of products sold	72.8	78.6
Selling, general and administrative and other expense	10.0	12.0
Interest expense	0.7	0.7

Total cost and expenses	83.5	91.3

Income before taxes	16.5%	8.7%

SALES
Sales for the first quarter of 2007 increased 69.7% to $42.9 million compared with $25.3 million for the same period last year. In general the overall aerospace markets continue to be strong. Sales to the commercial transport market were $28.6 million, as compared to $12.8 million for the same period of 2006, an increase of $15.8 million or 123.8% due to volume. Increased demand by global commercial airlines for in-flight entertainment systems and in-seat power systems that utilize our cabin electronics technology drove the sales increase in the commercial transport market. Sales to the business jet market were $7.8 million, up $2.9 million, or 58.8%, compared with sales of $4.9 million for the same period in 2006. The increase of sales to the business jet market was due primarily to new programs such as the Eclipse 500 and Piaggio P180 Avanti II entering production. Sales to the military market were $6.2 million as compared to $7.1 million last year, a decrease of $0.9 million or 13.2%. The decrease was primarily caused by a decrease in military spare parts shipments as compared with the same period last year.
EXPENSES AND MARGINS
Cost of products sold as a percentage of sales decreased to 72.8% for the first quarter of 2007 as compared to 78.6% for the same period last year. That decrease was the result of the leverage provided by the sales increase offset by $1.0 million increase of engineering and development costs.
Selling, general and administrative and other (SG&A) expenses were $4.3 million in the first quarter of 2007, up from $3.0 million in the same period last year. As a percent of sales, SG&A expenses was 10.0% for the first quarter of 2007 as compared to 12.0% for the same period in 2006 as sales grew at a faster pace than SG&A spending. The increase in total dollars was primarily due to increased wages and benefits due to increased staffing and compensation related costs and increased costs for audit and other professional services.
Net interest expense for the first quarter of 2007 was $0.3 million compared to 2006 which was $0.2 million. Net interest expense increased due to a combination of higher interest rates and higher debt levels to fund the building expansion and increased working capital requirements.
TAXES
The effective income tax rate for the first quarter of 2007 was 33.8% compared to 40.3% last year. The decreased effective rate in 2007 was due primarily to decreases in permanent differences which do not provide tax benefits and decreases in foreign and state taxes.

NET INCOME AND EARNINGS PER SHARE
Net income for the first quarter of 2007 was $4.7 million or $0.56 per diluted share, an increase of $3.4 million from $1.3 million, or $0.16 per diluted share in the first quarter of 2006. The earnings per share increase was due to increased net income and was not significantly impacted by a change in shares outstanding.
LIQUIDITY
Cash used for operating activities totaled $3.5 million during the first three months of 2007, as compared with $2.8 million of cash used by operations during the first three months of 2006. The change was due primarily to net income being offset by increased investment in net working capital components, primarily inventory and receivables associated with our increasing sales.
Cash used in investing activities was $3.1 million in the first three months of 2007, increasing by $2.4 million when compared to $0.6 million used in the first three months of 2006. This was due primarily to $1.8 million spent during the first quarter on the facility expansion to the East Aurora New York facility.
In the first three months of 2007 cash provided by financing activities totaled $6.8 million. The Company had net borrowings of $6.4 million against its revolving credit facility for the facility expansion in New York and to provide financing for operating costs.
     In January, 2007 the Company entered into a new agreement with HSBC Bank USA which increases its available revolving credit facility to $20 million. At March 31, 2007 the Company had $14.5 million outstanding on the line of credit. The agreement is a committed two year facility through January 5, 2009. At March 31, 2007, the Company was in compliance with all of the covenants pursuant to the credit facility in existence with HSBC Bank USA at that time.
During the third quarter of 2006 the Company committed to proceed with a facility and equipment expansion to its East Aurora, NY operation. The facility is expected to be completed in the first half of 2007 and will add 57,000 square feet of production capacity. The cost for the expansion, including the initial acquisition of machinery and equipment is expected to be approximately $7.5 million
On April 24, 2007, to pay a portion of the costs of the construction of an addition to its facility in East Aurora, New York and the acquisition of additional equipment to be located at such, Luminescent Systems, Inc., a subsidiary of the Company, entered into tax exempt industrial revenue bond transaction. Under this bond transaction, the Erie County Industrial Development Agency issued on April 24, 2007 tax exempt bonds in the principal amount of $6.0 million to pay for qualified project costs. Approximately $3.2 million of the proceeds from this debt issuance will be used immediately to pay down the unsecured revolving credit facility which was used for qualified project expenditures. The balance will be drawn as qualified project expenditures are incurred. These Bonds mature on April 1, 2027. The interest rate applicable to the Bonds is a variable tax exempt bond rate that is adjusted weekly, based upon a minimum rate of interest necessary to enable the Remarketing Agent to remarket the Bonds at par. The initial rate is 3.85%. The obligations are secured by a mortgage on the Company’s facility in East Aurora, New York and a security interest in the equipment at such facility. The obligations of the Company and Luminescent Systems Inc. are also secured by a pledge by the Company of the stock of the Company’s subsidiary, Astronics Advanced Electronic Systems Corp.
The Company’s cash needs for working capital, capital equipment and debt service during 2007 and the foreseeable future, are expected to be met by cash flows from operations, the bonds described above, and if necessary, utilization of its revolving credit facility.
BACKLOG
The Company’s backlog at March 31, 2007 was $97.0 million compared with $94.7 million at April 1, 2006.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The Company’s contractual obligations and commercial commitments have not changed materially from disclosures in the Company’s Form 10-K for the year ended December 31, 2006.

MARKET RISK
Risk due to fluctuation in interest rates is a function of the Company’s floating rate debt obligations, which total approximately $20.8 million at March 31, 2007. To partially offset this exposure, the Company entered into an interest rate swap in February 2006, on its New York Industrial Revenue Bond which effectively fixes the rate at 3.99% on this $4.0 million obligation through January 2016. As a result, a change of 1% in interest rates would impact annual net income by less than $0.1 million.
There have been no material changes in the current year regarding the market risk information for its exposure to currency exchange rates. The Company has limited exposure to fluctuation in Canadian currency exchange rates to the U.S. dollar.
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for a complete discussion of the Company’s market risk.
CRITICAL ACCOUNTING POLICIES
Refer to the Company’s annual report on Form 10-K for the year ended December 31, 2006 for a complete discussion of the Company’s critical accounting policies. Other than the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), (see Note 8 of the Notes to Consolidated Financial Statements) there have been no significant changes in the current year regarding critical accounting policies.
RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is in the process of determining the effect the adoption of SFAS No. 157 will have, if any, on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows measurement of specified financial instruments, warranty and insurance contracts at fair value on a contract by contract basis, with changes in fair value recognized in earnings in each period. SFAS 159 is effective at the beginning of the fiscal year that begins after November 15, 2007, and will be effective for the Company in fiscal 2008. The Company is in the process of determining the effect the adoption of SFAS No. 159 will have, if any, on our consolidated financial statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Market Risk in Item 2, above.

Item 4. Controls and Procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.
     During the Company’s 2006 year-end audit the Company became aware that its revenue recognition policy with regard to a bill and hold arrangement with one customer did not meet all of the criteria necessary to allow it to recognize revenue for the transaction while the product remained in the Company’s facility. As such Management concluded that a material weakness in the Company’s internal control over financial reporting existed at December 31, 2006. The Company believes it has taken appropriate action to remediate the weakness during the first quarter of 2007, which includes training with regard to bill and hold arrangements and approval of any proposed bill and hold arrangement by the CEO and CFO of the Company. There were no other material changes in the Company’s internal control over financial reporting during the first quarter of 2007.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1a. Risk Factors.
In addition to other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or results of operations. The risks described in our Annual Report of Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.
The Company has a significant concentration of business with Panasonic Avionics Corporation. A significant reduction in sales would negatively impact our sales and earnings. We provide Panasonic with cabin electronics products which, in total were approximately 29% of revenue during the 1st quarter of 2007.
Item 2. Unregistered sales of equity securities and use of proceeds.
(c) The following table summarizes the Company’s purchases of its common stock for the quarter ended March 31, 2007:

			(c) Total number of	(d) Maximum
	(a) Total		shares Purchased as	Number of Shares
	number of	(b) Average	part of Publicly	that May Yet Be
	shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs
January 1 – January 27, 2007	—	—	—	432,956
January 28 – February 24, 2007	—	—	—	432,956
February 25 – March 31, 2007	—	—	—	432,956
Total	—	—	—	432,956
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Securities Holders.
None.
Item 5. Other Information.
None.
Item 6. Exhibits

Exhibit 31.1	Section 302 Certification — Chief Executive Officer

Exhibit 31.2	Section 302 Certification — Chief Financial Officer

Exhibit 32.	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRONICS CORPORATION
(Registrant)
Date: May 9, 2007	By:	/s/ David C. Burney
David C. Burney
Vice President-Finance and Treasurer (Principal Financial Officer)