Form 10-Q
period 2007-06-30
ASTRONICS CORP
filed 2007-08-08
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to
Commission File Number  0-7087
ASTRONICS CORPORATION
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0959303 (IRS Employer Identification Number)

130 Commerce Way, East Aurora, New York (Address of principal executive offices)	14052 (Zip code)
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
As of June 30, 2007 8,066,087 shares of common stock were outstanding consisting of 6,698,382 shares of common stock ($.01 par value) and 1,367,705 shares of Class B common stock ($.01 par value).

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ASTRONICS CORPORATION
Consolidated Balance Sheet
June 30, 2007
with Comparative Figures for December 31, 2006
(dollars in thousands except share amounts)

	June 30,	December 31,
	2007	2006
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$1,180	$222
Accounts Receivable, net of allowance for doubtful accounts of $514 in 2007 and $314 in 2006	27,862	17,165
Inventories	37,744	31,570
Prepaid Expenses	1,140	1,067
Deferred Income Taxes	1,880	1,632

Total Current Assets	69,806	51,656

Property, Plant and Equipment, at cost	42,571	36,521
Less Accumulated Depreciation and Amortization	14,464	13,085

Net Property, Plant and Equipment	28,107	23,436

Restricted Cash	1,455	—
Deferred Income Taxes	683	622
Intangible Assets, net of accumulated amortization of $760 in 2007 and $637 in 2006	2,212	2,335
Other Assets	2,190	1,821
Goodwill	2,885	2,668
Total Assets	$107,338	$82,538

See notes to consolidated financial statements.

ASTRONICS CORPORATION
Consolidated Balance Sheet
June 30, 2007
with Comparative Figures for December 31, 2006
(dollars in thousands except share amounts)

	June 30,	December 31,
	2007	2006
	(Unaudited)
Current Liabilities:
Current Maturities of Long-term Debt	$939	$923
Note Payable	15,300	8,100
Accounts Payable	13,330	12,472
Accrued Payroll and Employee Benefits	5,087	4,403
Income Taxes Payable	975	—
Customer Advance Payments and Deferred Revenue	5,339	6,864
Other Accrued Expenses	2,088	1,457

Total Current Liabilities	43,058	34,219

Long-term Debt	15,060	9,426
Supplemental Retirement Plan and Other Liabilities for Pension Benefits	6,203	6,190
Other Liabilities	1,360	1,355

Shareholders’ Equity:
Common Stock, $.01 par value Authorized 20,000,000 shares, issued 7,376,820 in 2007, 7,313,726 in 2006	74	73
Class B Stock, $.01 par value Authorized 5,000,000 shares, issued 1,473,517 in 2007, 1,496,006 in 2006	15	15
Additional Paid-in Capital	6,298	5,504
Accumulated Other Comprehensive (Loss)	(386)	(704)
Retained Earnings	39,375	30,179

	45,376	35,067

Less Treasury Stock: 784,250 shares in 2007 and 2006	3,719	3,719

Total Shareholders’ Equity	41,657	31,348

Total Liabilities and Shareholders’ Equity	$107,338	$82,538

See notes to consolidated financial statements.

ASTRONICS CORPORATION
Consolidated Statement of Income and Retained Earnings
Six Months Ended June 30, 2007
with Comparative Figures for 2006
(Unaudited)
(dollars in thousands except per share data)

	Six Months Ended		Three Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Sales	$84,243	$54,095	$41,368	$28,832

Costs and Expenses:
Cost of products sold	61,158	41,917	29,933	22,066
Selling, general and administrative expenses	8,680	6,462	4,404	3,443
Interest expense, net of interest income of $14 in 2007 and $4 in 2006	676	418	380	219
Other (income) expense	(11)	(34)	(3)	(22)

Total costs and expenses	70,503	48,763	34,714	25,706

Income Before Income Taxes	13,740	5,332	6,654	3,126
Provision for Income Taxes	4,544	2,051	2,153	1,163

Net Income	9,196	3,281	$4,501	$1,963

Retained Earnings:
Beginning of period	30,179	24,443

End of period	$39,375	$27,724

Earnings per share:
Basic	$1.14	$0.41	$0.56	$0.25

Diluted	$1.08	$0.40	$0.53	$0.24

See notes to consolidated financial statements.

ASTRONICS CORPORATION
Consolidated Statement of Cash Flows
Six Months Ended June 30, 2007
With Comparative Figures for 2006
(Unaudited)
(dollars in thousands)

	June 30,	July 1,
	2007	2006
Cash Flows from Operating Activities:
Net Income	$9,196	$3,281
Adjustments to Reconcile Net Income to Cash
(Used For) Provided By Operating Activities:
Depreciation and Amortization	1,571	1,259
Provision for Non-Cash Losses on Inventory and Receivables	(69)	(21)
Stock Compensation Expense	387	329
Deferred Tax Provision (Benefit)	(362)	(13)
Other	(181)	(46)
Cash Flows from Changes in Operating Assets and Liabilities:
Accounts Receivable	(10,669)	(5,062)
Inventories	(5,783)	(4,094)
Prepaid Expenses	(694)	(409)
Accounts Payable	799	4,718
Accrued Expenses	1,285	(81)
Customer Advanced Payments and Deferred Revenue	(1,525)	(433)
Contract Loss Reserves	—	(830)
Income Taxes	1,200	49
Supplemental Retirement and Other Liabilities	116	84

Cash Used For Operating Activities	(4,729)	(1,269)

Cash Flows from Investing Activities:
Capital Expenditures	(5,917)	(1,607)
Other	(61)	—

Cash Used For Investing Activities	(5,978)	(1,607)

Cash Flows from Financing Activities:
New Long-term Debt	6,000	—
Unexpended Industrial Bond Proceeds	(1,455)	—
Principal Payments on Long-term Debt	(492)	(483)
Proceeds from Note Payable	18,000	—
Payments on Note Payable	(10,800)	(1,000)
Proceeds from Exercise of Stock Options	230	324
Income Tax Benefit from Exercise of Stock Options	178	72

Cash Provided By (Used For) Financing Activities	11,661	(1,087)

Effect of Exchange Rates on Cash	4	(85)

Net Increase (Decrease) in Cash and Cash Equivalents	958	(4,048)

Cash at Beginning of Period	222	4,473

Cash at End of Period	$1,180	$425

See notes to consolidated financial statements.

ASTRONICS CORPORATION
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)
1) Basis of Presentation
     The accompanying unaudited statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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
     The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of the options was $7.85 for options granted during the six month period ended June 30, 2007 and was $6.05 for options granted during the six month period ended July 1, 2006. The following table provides the range of assumptions used to value stock options granted during the six months ended June 30, 2007 and July 1, 2006.

	Six Months Ended
	June 30, 2007	July 1, 2006

Expected volatility	0.34	0.34
Risk-free rate	4.50%	4.70%
Expected dividends	0.00%	0.00%
Expected term (in years)	7 Years	7 Years

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
     The table below reflects the impact stock compensation expense had on net earnings for the three and six months ended June 30, 2007 compared to the three and six months ended July 1, 2006 as follows:

	Six Months Ended		Three Months Ended
(in thousands)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Stock compensation expense	$387	$329	$235	$187
Tax benefit	(59)	(51)	(45)	(35)

Stock compensation expense, net of tax	$328	$278	$190	$152

     A summary of the Company’s stock option activity and related information for the six months ended June 30, 2007 is as follows:

		2007
		Weighted Average
		Exercise Price	Aggregate
(Aggregate value in thousands)	Number of Options	per option	Intrinsic Value

Outstanding at December 31, 2006	818,182	$7.31	$19,972
Options Granted	25,000	17.60	353
Options Exercised	(42,328)	(6.20)	(1,080)
Options Forfeited	(800)	(5.49)	(21)

Outstanding at June 30, 2007	800,054	7.70	19,217

Exercisable at June 30, 2007	520,004	$6.51	$13,109

     The aggregate intrinsic value in the preceding table represents the total pretax option holder’s intrinsic value, based on the Company’s closing stock price of Common Stock of $31.72 as of June 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.
     The fair value of options vested since December 31, 2006 is $0.1 million. At June 30, 2007, total compensation costs related to non-vested awards not yet recognized amounts to $1.0 million and will be recognized over a weighted average period of 2.1 years.
     The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of June 30, 2007:

	Outstanding			Exercisable
		Weighted Average
		Remaining Life	Weighted Average		Weighted Average
Exercise Price Range	Shares	in Years	Exercise Price	Shares	Exercise Price

$4.59	28,188	0.6	$4.59	28,188	$4.59
$5.09 — $7.65	541,180	6.0	5.63	403,010	5.63
$9.83 — $13.49	152,086	6.9	10.60	88,806	11.14
$17.00 — $17.60	78,600	9.5	17.44	—	—

	800,054	6.3	7.70	520,004	6.51

3) Goodwill and Intangible Assets
     The following table summarizes the changes in the carrying amount of goodwill for 2007 and 2006:

	June 30,	December 31,
(in thousands)	2007	2006

Balance beginning of period	$2,668	$2,686
Foreign currency translations	217	(18)

Balance end of period	$2,885	$2,668

     The following table summarizes acquired intangible assets as follows:

		June 30, 2007		December 31, 2006
	Weighted	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in thousands)	Average Life	Amount	Amortization	Amount	Amortization

Patents	12 Years	$1,271	$240	$1,271	$190
Trade Names	N/A	553	—	553	—
Completed and Unpatented Technology	10 Years	487	116	487	93
Government Contracts	6 Years	347	140	347	111
Backlog	4 Years	314	264	314	243

Total Intangible Assets		$2,972	$760	$2,972	$637

     Amortization is computed on the straight-line method for financial reporting purposes. Amortization expense was $0.1 million and $0.1 million for the three months ended June 30, 2007 and July 1, 2006 respectively and was $0.1 million and $0.1 million for the six months ended June 30, 2007 and July 1, 2006 respectively. Amortization expense for each of the next five years is expected to be approximately $0.2 million for each year.
4) Inventories
     Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

	June 30,	December 31,
(in thousands)	2007	2006

Finished Goods	$7,231	$5,575
Work in Progress	9,504	9,651
Raw Material	21,009	16,344

	$37,744	$31,570

5) Comprehensive Income and Accumulated Other Comprehensive Income
     The components of comprehensive income are as follows:

	Six Months Ended		Three Months Ended
(in thousands)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Net income	$9,196	$3,281	$4,501	$1,963
Other comprehensive income:
Foreign currency translation adjustments	238	71	199	88
Gain on Accumulated Retirement Liability Adjustment, net of tax	48	—	25	—
Gain (loss) on derivatives, net of tax	32	5	38	22

Comprehensive income	$9,514	$3,357	$4,763	$2,073

     The components of accumulated other comprehensive income is as follows:

	June 30,	December 31,
(in thousands)	2007	2006

Cumulative foreign currency adjustments	$1,013	$775
Accumulated Retirement Liability Adjustment, net of tax of $831 for 2007 and $859 for 2006	(1,383)	(1,431)
Accumulated loss on derivatives, net of tax of $9 for 2007 and $27 for 2006	(16)	(48)

Accumulated other comprehensive (loss)	$(386)	$(704)

6) Earnings Per Share
     The following table sets forth the computation of earnings per share:

	Six Months Ended		Three Months Ended
(in thousands, except per share data)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Net Income	$9,196	$3,281	$4,501	$1,963

Basic earnings per share weighted average shares	8,060	7,925	8,065	7,937
Net effect of dilutive stock options	434	258	470	286

Diluted earnings per share weighted average shares	8,494	8,183	8,535	8,223

Basic earnings per share	$1.14	$0.41	$0.56	$0.25
Diluted earnings per share	$1.08	$0.40	$0.53	$0.24
7) Supplemental Retirement Plan and Related Post Retirement Benefits
     The Company has a non-qualified supplemental retirement defined benefit plan for certain executives. The following table sets forth information regarding the net periodic pension cost for the plan.

	Six Months Ended		Three Months Ended
(in thousands)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Service cost	$20	$18	$10	$9
Interest cost	160	154	80	77
Amortization of prior service cost	54	54	27	27
Amortization of net actuarial losses	2	2	1	1

	$236	$228	$118	$114

     Participants in the non-qualified supplemental retirement plan are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The following table sets forth information regarding the net periodic cost recognized for those benefits:

	Six Months Ended		Three Months Ended
(in thousands)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Service cost	$4	$4	$2	$2
Interest cost	22	22	11	11
Amortization of prior service cost	16	16	8	8
Amortization of net actuarial losses	4	6	2	3

	$46	$48	$23	$24

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
     In the future, should the Company need to accrue a liability for unrecognized tax benefits, any interest associated with that liability will be recorded as interest expense. Penalties, if any, would be recognized as operating expenses. There are no penalties or interest liability accrued as of June 30, 2007. In years previous, any interest and penalties were insignificant and recorded as income tax expense. The years under which the Company conducted its evaluation coincided with the tax years currently still subject to examination by major federal and state tax jurisdictions, those being 2003, 2004, 2005 and 2006.
     Prior to January 1, 2007, the Company recorded accruals for tax contingencies and related interest when it was probable that a liability had been incurred and the amount of the contingency could be reasonably estimated based on specific events such as an audit or inquiry by a taxing authority.
9) Sales To Major Customers
     The Company has a significant concentration of business with two customers. Sales to Panasonic Avionics Corporation amounted to approximately 29% and 21% of revenue during the second quarter 2007 and 2006 respectively and approximately 29% and 19% of year to date revenue in 2007 and 2006, respectively. Accounts receivable for this customer amounted to 29% and 11% of the Company’s gross trade receivables as of June 30, 2007 and December 31, 2006, respectively.
     Sales to Air Canada amounted to approximately 8% and 8% of revenue during the second quarter 2007 and 2006 respectively and approximately 10% and 6% of year to date revenue in 2007 and 2006 respectively. Accounts receivable amounted to 5% and 8% of the Company’s gross trade receivables as of June 30, 2007 and December 31, 2006, respectively.
10) Product Warranties
     In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. The Company determines warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Six Months Ended		Three Months Ended
	June 30,	July 1,	June 30,	July 1,
(in thousands)	2007	2006	2007	2006

Balance at beginning of period	$823	$338	$1,131	$384
Warranties issued	673	432	301	305
Warranties settled	(193)	(160)	(129)	(79)

Balance at end of period	$1,303	$610	$1,303	$610

11) Long Term Debt and Notes Payable
     Long-term debt consists of the following:

	June 30,	December 31,
(In thousands)	2007	2006

Note Payable at Canadian Prime payable $12 monthly through 2016 with interest (Canadian prime was 6.0% at June 30, 2007)	$1,438	$1,376
Industrial Revenue Bonds issued through the Erie County, New York Industrial Development Agency payable $350 annually through 2019 with interest reset weekly (3.9% at June 30, 2007)	3,995	3,995
Industrial Revenue Bonds issued through the Business Finance Authority of the State of New Hampshire payable $400 annually through 2018 with interest reset weekly (3.9% at June 30, 2007)	4,450	4,850
Industrial Revenue Bonds issued through the Erie County, New York Industrial Development Agency. Principal payments are through April 2027 starting April 2009. Interest payable monthly at variable tax exempt bond rate that is adjusted weekly (3.9% at June 30, 2007)	6,000	—
Other	116	128

	15,999	10,349
Less current maturities	939	923

	$15,060	$9,426

     Principal maturities of long-term debt are $0.9 million in 2007 and 2008 and are $1.2 million in 2009 thru 2011. Interest capitalized in the 2nd quarter relating to the building expansion in New York was insignificant. No interest costs were capitalized in 2006.
     At June 30, 2007 the Company had $15.3 million outstanding on its revolving $20 million credit facility; interest at bank prime minus between 0 and 25 basis points or LIBOR plus between 87.5 and 175 basis points. The Company is also required to pay a commitment fee of between 0.125% and 0.30% on the unused portion of the line limit borrowing availability for the previous quarter. The Company may allocate up to $0.5 million of its availability for the issuance of new letters of credit. At June 30, 2007, the Company had available $4.7 million on the facility. This credit facility is collateralized by accounts receivable and inventory. The Company believes it will be compliant in the future with all the new credit facility covenants.
     On July 25, 2007, the Company increased its existing revolving line of credit from a $20 million credit facility to a $25 million credit facility. All other terms and provisions of the existing credit agreement remain in full force and effect.
12) New Accounting Pronouncements
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
     The following table sets forth income statement data as a percent of net sales:

	Six Months Ended		Three Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	72.6	77.5	72.4	76.6
Selling, general and administrative and other expense	10.3	11.9	10.6	11.9
Interest expense	0.8	0.7	0.9	0.7

Total cost and expenses	83.7	90.1	83.9	89.2

Income before taxes	16.3%	9.9%	16.1%	10.8%

SALES
     Sales for the second quarter of 2007 increased 43.8% to $41.4 million compared with $28.8 million for the same period last year. The sales growth was primarily attributable to an increase in volume of our cabin electronics product line sold to the commercial transport market and increased cockpit lighting products sold to the business jet markets. Sales to the commercial transport market were $27.7 million, as compared to $16.7 million for the same period of 2006, an increase of $11.0 million or 66.2 % due to volume. Increased demand by global commercial airlines for in-flight entertainment systems and in-seat power systems that utilize our cabin electronics technology drove the sales increase in the commercial transport market. Sales to the business jet market were $6.6 million, up $1.2 million, or 20.7%, compared with sales of $5.4 million for the same period in 2006. The increase of sales to the business jet market was due primarily to a general increase in volume. Sales to the military market were $6.8 million as compared to $6.5 million last year, an increase of $0.3 million or 4.9%.
     2007 year to date sales increased 55.7 % to $84.2 million compared with $54.1 million for the same period last year. The sales growth was primarily attributable to an increase in volume of cabin electronics sales to the commercial transport market and increased sales of cockpit lighting and airframe power to the business jet market. Sales to the commercial transport market were up $26.8 million, or 91.2% to $56.3 million compared with $29.5 million last year. The increase was a result of increased demand by global commercial airlines for in-flight entertainment systems and in-seat power systems that utilize our cabin electronics technology. Over the past several years, many airlines initiated programs to upgrade and refurbish the cabins on a portion of their existing fleets, installing in-flight entertainment and in-seat power systems that utilize our products. In addition, more of the new aircraft deliveries to the airlines have included in-flight entertainment and in-seat power systems that utilize our products. Sales to the business jet market were $14.3 million, up $4.0 million, or 38.7%, compared with $10.3 million for the same period in 2006. The increase of sales to the business jet market was due primarily to new programs such as the Eclipse 500 and Piaggio P180 Avanti II entering production and a general increase in volume. Sales to the military market were $13.0 million, down from $13.6 million in the same period of 2006. The decrease is due to primarily a result of decreases in sales of spare parts.
     We are continuing through 2007 with strong momentum. Each of the markets that we serve continues to present opportunities that we expect will provide continued growth for the company. We are now projecting 2007 revenues to be $150 — $155 million, driven by a strong global and aerospace economy.
        .

EXPENSES AND MARGINS
     Cost of products sold as a percentage of sales decreased to 72.4% for the second quarter of 2007 as compared to 76.6% for the same period last year. That decrease was the result of the leverage provided by the sales increase offset by $1.1 million increase of engineering and development costs.
     Year to date cost of products sold as a percentage of sales decreased to 72.6% as compared to 77.5% for the same period last year. That decrease was the result of the leverage provided by the sales increase offset by $2.1 million increase of engineering and development costs.
     Selling, general and administrative and other (SG&A) expenses were $4.4 million in the second quarter of 2007, up from $3.4 million in the same period last year. As a percent of sales, SG&A expense was 10.6% for the second quarter of 2007 as compared to 11.9% for the same period in 2006 as sales grew at a faster pace than SG&A spending. The increase in total dollars was primarily due to increased wages and benefits due to increased staffing and compensation related costs.
     Year to date selling, general and administrative and other (SG&A) expenses were $8.7 million, up from $6.5 million in the same period last year. As a percent of sales, year to date SG&A expense was 10.3% in 2007 as compared to 11.9% for the same period in 2006 as sales grew at a faster pace than SG&A spending. The increase in total dollars was primarily due to increased wages and benefits due to increased staffing and compensation related costs.
     Net interest expense for the second quarter of 2007 was $0.4 million compared to 2006 which was $0.2 million. Net interest expense for the first six months of 2007 was $0.7 million compared to 2006 which was $0.4 million. Net interest expense increased due to a combination of higher debt levels and increases in interest rates. During 2007 the Company capitalized interest relating to the expansion of its East Aurora, New York plant. 2007 year to date capitalized interest was $0.06 million. Interest capitalized during the second quarter 2007 was $0.03 million. No interest was capitalized during the same periods of 2006.
TAXES
     The effective income tax rate for the second quarter of 2007 was 32.4% compared to 37.2% last year. The decreased effective rate in 2007 was primarily due to decreases in permanent differences which do not provide tax benefits and decreases in foreign and state taxes.
     The 2007 year to date effective income tax rate was 33.1% compared to 38.5% last year. The decreased effective rate in 2007 was primarily due to decreases in permanent differences which do not provide tax benefits and decreases in foreign and state taxes.
     The Company expects its effective tax rate to approximate the statutory rates in the future.
NET INCOME AND EARNINGS PER SHARE
     Net income for the second quarter of 2007 was $4.5 million or $0.53 per diluted share, an increase of $2.5 million from $2.0 million, or $0.24 per diluted share in the second quarter of 2006. Year to date net income was $9.2 million or $1.08 per diluted share, an increase of $5.9 million from $3.3 million, or $0.40 per diluted share. The earnings per share increase was due to increased net income and was not significantly impacted by a change in shares outstanding.
LIQUIDITY
     Cash used for operating activities totaled $4.7 million during the first six months of 2007, as compared with $1.3 million of cash used by operations during the first six months of 2006. The change was due primarily to net income being offset by increased investment in net working capital components, primarily inventory and receivables associated with our increasing sales.
     Cash used in investing activities was $6.0 million in the first six months of 2007, increasing by $4.4 million compared to $1.6 million used in the first six months of 2006. This was due primarily to $2.6 million spent during the first six months on the facility expansion to the East Aurora New York facility and investment in machinery and equipment to add production capacity.

     The negative cash flow from operations and investment in property plant and equipment was financed by net borrowings on our revolving credit facility totaling $7.2 million and issuance of long-term debt totaling $6.0 million.
     In the first six months of 2007 cash provided by financing activities totaled $11.7 million. The Company had net borrowings of $7.2 million against its revolving credit facility for the facility expansion in New York and to provide financing for operating costs.
     At June 30, 2007 the Company had $15.3 million outstanding on its $20 million revolving credit facility. The agreement is a committed two year facility through January 5, 2009. In July, 2007 the Company increased its revolving credit facility to $25 million. At June 30, 2007, the Company was in compliance with all of the covenants pursuant to the credit facility in existence with HSBC Bank USA at that time.
     During the third quarter of 2006 the Company committed to proceed with a facility and equipment expansion to its East Aurora, NY operation. The building was substantially completed in the second quarter of 2007 and added 57,000 square feet of production capacity. When the project is complete, the cost for the building, including the initial acquisition of machinery and equipment is expected to be approximately $7.5 million.
     On April 24, 2007, to fund a portion of the expansion to its facility in East Aurora, New York and the acquisition of additional equipment to be located at such, Luminescent Systems, Inc., a subsidiary of the Company, entered into a tax exempt industrial revenue bond transaction. Under this bond transaction, the Erie County Industrial Development Agency issued on April 24, 2007 tax exempt bonds in the principal amount of $6.0 million to pay for qualified project costs. Approximately $3.2 million of the proceeds from this debt issuance was used immediately to pay down the unsecured revolving credit facility which was used for qualified project expenditures. The balance will be drawn as qualified project expenditures are incurred. These Bonds mature on April 1, 2027. The interest rate applicable to the Bonds is a variable tax exempt bond rate that is adjusted weekly, based upon a minimum rate of interest necessary to enable the Remarketing Agent to remarket the Bonds at par. The initial interest rate was 3.85% and was 3.9% at June 30, 2007. The obligations are secured by a mortgage on the Company’s facility in East Aurora, New York and a security interest in the equipment at such facility. The obligations of the Company and Luminescent Systems Inc. are also secured by a pledge by the Company of the stock of the Company’s subsidiary, Astronics Advanced Electronic Systems Corp.
     The Company’s cash needs for working capital, capital equipment and debt service during 2007 and the foreseeable future, are expected to be met by cash flows from operations, and if necessary, utilization of its revolving credit facility.
BACKLOG
     The Company’s backlog at June 30, 2007 was $94.3 million compared with $89.8 million at July 1, 2006.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
     The Company’s contractual obligations and commercial commitments have not changed materially from disclosures in the Company’s Form 10-K for the year ended December 31, 2006, with the exception of the $0.7 million construction obligation at December 31, 2006 relating to the expansion project in East Aurora, NY. We believe that this obligation has been satisfied.
MARKET RISK
     Risk due to fluctuation in interest rates is a function of the Company’s floating rate debt obligations, which total approximately $12.0 million at June 30, 2007. To partially offset this exposure, the Company entered into an interest rate swap in February 2006, on its New York Industrial Revenue Bond which effectively fixes the rate at 3.99% on this $4.0 million obligation through January 2016. As a result, a change of 1% in interest rates would impact annual net income by less than $0.1 million.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     See Market Risk in Item 2, above.
Item 4. Controls and Procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.
     During the Company’s 2006 year-end audit the Company became aware that its revenue recognition policy with regard to a bill and hold arrangement with one customer did not meet all of the criteria necessary to allow it to recognize revenue for the transaction while the product remained in the Company’s facility. As such Management concluded that a material weakness in the Company’s internal control over financial reporting existed at December 31, 2006. The Company believes it has taken appropriate action to remediate the weakness during the first quarter of 2007, which includes training with regard to bill and hold arrangements and approval of any proposed bill and hold arrangement by the CEO and CFO of the Company. There were no other material changes in the Company’s internal control over financial reporting during the first quarter of 2007 and no material changes during the second quarter 2007.

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
     The Company has a significant concentration of business with Panasonic Avionics Corporation. A significant reduction in sales would negatively impact our sales and earnings. We provide Panasonic with cabin electronics products which, in total were approximately 29% of revenue for both the first and second quarters of 2007.
Item 2. Unregistered sales of equity securities and use of proceeds.
     (c) The following table summarizes the Company’s purchases of its common stock for the quarter ended June 30, 2007:

			(c) Total number of	(d) Maximum Number
			shares Purchased as	of Shares that May
			part of Publicly	Yet Be Purchased
	(a) Total number of	(b) Average Price	Announced Plans or	Under the Plans or
Period	shares Purchased	Paid per Share	Programs	Programs

April 1 — April 28, 2007	—	—	—	432,956
April 29 — May 26, 2007	—	—	—	432,956
May 27 — June 30, 2007	—	—	—	432,956
Total	—	—	—	432,956
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Securities Holders.
     The Company’s Annual Meeting of Shareholders was held on May 9, 2007. The following matters were submitted to a vote of security holders at the Annual Meeting.
a.	The nominees to the Board of Directors were elected based on the following shares voted:

Nominee	For	Authority Withheld

Raymond W. Boushie	16,764,293	998,435
Robert T. Brady	16,360,507	1,402,221
John B. Drenning	16,142,305	1,620,423
Peter J. Gundermann	16,522,017	1,240,711
Kevin T. Keane	16,161,747	1,600,981
Robert J. McKenna	16,730,790	1,031,938
b.	The selection of Ernst & Young LLP as the Registrant’s auditors was approved by the following vote: 16,037,233 in favor; 1,077,149 against; and 648,345 abstentions.

c.	The shareholder proposal to convert all of the Company’s shares of Class B Stock into shares of Class A Stock was defeated by the following vote: 3,207,558 in favor; 10,681,809 against; and 478,797 abstentions.
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

ASTRONICS CORPORATION (Registrant)
Date: August 8, 2007	By:	/s/ David C. Burney
David C. Burney
Vice President-Finance and Treasurer (Principal Financial Officer)