Form 10-Q
period 2007-09-29
ASTRONICS CORP
filed 2007-11-07
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 29, 2007 or

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
Large accelerated filer  ☐      Accelerated filer ☑       Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☑
As of September 29, 2007, 8,080,489 shares of common stock were outstanding consisting of 6,729,910 shares of common stock ($.01 par value) and 1,350,579 shares of Class B common stock ($.01 par value).

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
ASTRONICS CORPORATION
Consolidated Balance Sheet
September 29, 2007
with Comparative Figures for December 31, 2006
(dollars in thousands except share amounts)

	September 29,	December 31,
	2007	2006
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$837	$222
Accounts Receivable, net of allowance for doubtful accounts of $585 in 2007 and $314 in 2006	23,869	17,165
Inventories	37,800	31,570
Prepaid Expenses	1,080	1,067
Deferred Income Taxes	1,851	1,632

Total Current Assets	65,437	51,656

Property, Plant and Equipment, at cost	44,314	36,521
Less Accumulated Depreciation and Amortization	15,257	13,085

Net Property, Plant and Equipment	29,057	23,436

Restricted Cash	1,282	—
Deferred Income Taxes	658	622
Intangible Assets, net of accumulated amortization of $822 in 2007 and $637 in 2006	2,150	2,335
Other Assets	2,259	1,821
Goodwill	3,023	2,668

Total Assets	$103,866	$82,538

See notes to consolidated financial statements.

ASTRONICS CORPORATION
Consolidated Balance Sheet
September 29, 2007
with Comparative Figures for December 31, 2006
(dollars in thousands except share amounts)

	September 29,	December 31,
	2007	2006
	(Unaudited)
Current Liabilities:
Current Maturities of Long-term Debt	$949	$923
Note Payable	10,400	8,100
Accounts Payable	8,826	12,472
Accrued Payroll and Employee Benefits	5,615	4,403
Income Taxes Payable	711	—
Customer Advance Payments and Deferred Revenue	6,513	6,864
Other Accrued Expenses	1,877	1,457

Total Current Liabilities	34,891	34,219

Long-term Debt	15,086	9,426
Supplemental Retirement Plan and Other Liabilities for Pension Benefits	6,209	6,190
Other Liabilities	1,373	1,355

Shareholders’ Equity:
Common Stock, $.01 par value Authorized 20,000,000 shares, issued 7,408,348 in 2007, 7,313,726 in 2006	74	73
Class B Stock, $.01 par value Authorized 5,000,000 shares, issued 1,456,391 in 2007, 1,496,006 in 2006	15	15
Additional Paid-in Capital	6,623	5,504
Accumulated Other Comprehensive (Loss)	(187)	(704)
Retained Earnings	43,501	30,179

	50,026	35,067
Less Treasury Stock: 784,250 shares in 2007 and 2006	3,719	3,719

Total Shareholders’ Equity	46,307	31,348

Total Liabilities and Shareholders’ Equity	$103,866	$82,538

See notes to consolidated financial statements.

ASTRONICS CORPORATION
Consolidated Statement of Income and Retained Earnings
Three and Nine Month Periods Ended September 29, 2007
with Comparative Figures for 2006
(Unaudited)
(dollars in thousands except per share data)

	Nine Months Ended		Three Months Ended
	Sept 29,	Sept 30,	Sept 29,	Sept 30,
	2007	2006	2007	2006

Sales	$121,967	$81,847	$37,724	$27,752

Costs and Expenses:
Cost of products sold	88,740	63,550	27,582	21,633
Selling, general and administrative expenses	12,557	9,931	3,877	3,469
Interest expense, net of interest income of $38 in 2007 and $5 in 2006	1,072	650	396	232
Other (income) expense	(11)	(39)	—	(5)

Total costs and expenses	102,358	74,092	31,855	25,329

Income Before Income Taxes	19,609	7,755	5,869	2,423
Provision for Income Taxes	6,287	2,826	1,743	775

Net Income	13,322	4,929	$4,126	$1,648

Retained Earnings:
Beginning of period	30,179	24,443

End of period	$43,501	$29,372

Earnings per share:
Basic	$1.65	$0.62	$0.51	$0.21

Diluted	$1.56	$0.60	$0.48	$0.20

See notes to consolidated financial statements.

ASTRONICS CORPORATION
Consolidated Statement of Cash Flows
Nine Months Ended September 29, 2007
With Comparative Figures for 2006
(Unaudited)
(dollars in thousands)

	September 29,	September 30,
	2007	2006
Cash Flows from Operating Activities:
Net Income	$13,322	$4,929
Adjustments to Reconcile Net Income to Cash Provided By (Used For) Operating Activities:
Depreciation and Amortization	2,447	1,960
Provision for Non-Cash Losses on Inventory and Receivables	(76)	(125)
Stock Compensation Expense	610	493
Deferred Tax Benefit	(305)	(6)
Other	(231)	—
Cash Flows from Changes in Operating Assets and Liabilities:
Accounts Receivable	(6,640)	(5,303)
Inventories	(5,645)	(7,745)
Prepaid Expenses	(652)	(347)
Accounts Payable	(3,742)	4,422
Accrued Expenses	1,583	408
Customer Advanced Payments and Deferred Revenue	(351)	(164)
Contract Loss Reserves	—	(830)
Income Taxes	943	(410)
Supplemental Retirement and Other Liabilities	100	64

Cash Provided By (Used For) Operating Activities	1,363	(2,654)

Cash Flows from Investing Activities:
Capital Expenditures	(7,566)	(2,300)
Other	(172)	(74)

Cash Used For Investing Activities	(7,738)	(2,374)

Cash Flows from Financing Activities:
New Long-term Debt	6,000	—
Unexpended Industrial Bond Proceeds	(1,282)	—
Principal Payments on Long-term Debt	(538)	(529)
Proceeds from Note Payable	20,500	3,200
Payments on Note Payable	(18,200)	(2,300)
Proceeds from Exercise of Stock Options	332	988
Income Tax Benefit from Exercise of Stock Options	178	(83)

Cash Provided By Financing Activities	6,990	1,276

Effect of Exchange Rates on Cash	—	(76)

Net Increase (Decrease) in Cash and Cash Equivalents	615	(3,828)

Cash at Beginning of Period	222	4,473

Cash at End of Period	$837	$645

See notes to consolidated financial statements.

ASTRONICS CORPORATION
Notes to Consolidated Financial Statements
September 29, 2007
(Unaudited)
1) Basis of Presentation
The accompanying unaudited statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the three and nine month periods ended September 29, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
The 2007 third quarter reflects a $0.9 million adjustment made during the quarter relating to estimated 2007 manufacturing overhead cost absorption. The effect of this adjustment was to increase pre-tax income in the third quarter by approximately $0.6 million.
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
The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of the options was $7.85 for options granted during the nine month period ended September 29, 2007 and was $6.05 for options granted during the nine month period ended September 30, 2006. The following table provides the range of assumptions used to value stock options granted during the nine months ended September 29, 2007 and September 30, 2006.

	Nine Months Ended
	Sept 29, 2007	Sept 30, 2006

Expected volatility	0.34	0.34
Risk-free rate	4.50%	4.70%
Expected dividends	0.00%	0.00%
Expected term (in years)	7 Years	7 Years
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
The table below reflects the impact stock compensation expense had on net earnings for the three and nine months ended September 29, 2007 compared to the three and nine months ended September 30, 2006 as follows:

	Nine Months Ended		Three Months Ended
(in thousands)	Sept 29, 2007	Sept 30, 2006	Sept 29, 2007	Sept 30, 2006

Stock compensation expense	$610	$493	$223	$164
Tax benefit	(100)	(79)	(41)	(28)

Stock compensation expense, net of tax	$510	$414	$182	$136

A summary of the Company’s stock option activity and related information for the nine months ended September 29, 2007 is as follows:

		2007
		Weighted Average
	Number of	Exercise Price	Aggregate
(Aggregate value in thousands)	Options	per option	Intrinsic Value

Outstanding at December 31, 2006	818,182	$7.31	$29,667
Options Granted	25,000	17.60	649
Options Exercised	(56,730)	6.42	(2,108)
Options Forfeited	(800)	5.49	(30)

Outstanding at September 29, 2007	785,652	7.71	28,173

Exercisable at September 29, 2007	536,322	$7.02	$19,603

The aggregate intrinsic value in the preceding table represents the total pretax option holder’s intrinsic value, based on the Company’s closing stock price of Common Stock of $43.57 as of September 29, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.
The fair value of options vested since December 31, 2006 is $0.4 million. At September 29, 2007, total compensation costs related to non-vested awards not yet recognized amounts to $0.9 million and will be recognized over a weighted average period of 2.1 years.

The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of September 29, 2007:

	Outstanding			Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining Life	Average		Exercise
Exercise Price Range	Shares	in Years	Exercise Price	Shares	Price

$ 4.59	28,188	0.4	$4.59	28,188	$4.59
$ 5.09 – $7.65	530,240	5.7	5.62	396,014	5.61
$ 9.83 – $13.41	148,624	6.7	10.61	87,120	11.16
$17.36 – $17.60	78,600	9.3	17.44	25,000	17.60

	785,652	6.1	7.71	536,322	7.02

3) Goodwill and Intangible Assets
     The following table summarizes the changes in the carrying amount of goodwill for 2007 and 2006:

	Sept 29,	December 31,
(in thousands)	2007	2006

Balance beginning of period	$2668	$2,686
Foreign currency translations	355	(18)

Balance end of period	$3,023	$2,668

     The following table summarizes acquired intangible assets as follows:

		September 29, 2007		December 31, 2006
	Weighted	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in thousands)	Average Life	Amount	Amortization	Amount	Amortization

Patents	12 Years	$1,271	$264	$1,271	$190
Trade Names	N/A	553	—	553	—
Completed and Unpatented Technology	10 Years	487	130	487	93
Government Contracts	6 Years	347	154	347	111
Backlog	4 Years	314	274	314	243

Total Intangible Assets		$2,972	$822	$2,972	$637

     Amortization is computed on the straight-line method for financial reporting purposes. Amortization expense was $0.1 million and $0.1 million for the three months ended September 29, 2007 and September 30, 2006 respectively and was $0.2 million and $0.2 million for the nine months ended September 29, 2007 and September 30, 2006 respectively. Amortization expense for each of the next five years is expected to be approximately $0.2 million for each year.
4) Inventories
Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

	Sept 29,	December 31,
(in thousands)	2007	2006

Finished Goods	$5,736	$5,575
Work in Progress	8,081	9,651
Raw Material	23,983	16,344

	$37,800	$31,570

5) Comprehensive Income and Accumulated Other Comprehensive Income
The components of comprehensive income are as follows:

	Nine Months Ended		Three Months Ended
(in thousands)	Sept 29, 2007	Sept 30, 2006	Sept 29, 2007	Sept 30, 2006

Net income	$13,322	$4,929	$4,126	$1,648
Other comprehensive income:
Foreign currency translation adjustments	453	89	215	18
Accumulated Retirement Liability Adjustment, net of tax	72	—	24	—
Loss on derivatives, net of tax	(8)	(50)	(40)	(55)

Comprehensive income	$13,839	$4,968	$4,325	$1,611

The components of accumulated other comprehensive income is as follows:

	Sept 29,	December 31,
(in thousands)	2007	2006

Cumulative foreign currency translation adjustments	$1,228	$775
Accumulated Retirement Liability Adjustment, net of tax of $817 for 2007 and $859 for 2006	(1,359)	(1,431)
Accumulated loss on derivatives, net of tax of $31 for 2007 and $27 for 2006	(56)	(48)

Accumulated other comprehensive (loss)	$(187)	$(704)

6) Earnings Per Share
The following table sets forth the computation of earnings per share:

	Nine Months Ended		Three Months Ended
	Sept 29,	Sept 30,	Sept 29,	Sept 30,
(in thousands, except per share data)	2007	2006	2007	2006

Net Income	$13,322	$4,929	$4,126	$1,648

Basic earnings per share weighted average shares	8,064	7,933	8,072	7,951
Net effect of dilutive stock options	467	277	533	313

Diluted earnings per share weighted average shares	8,531	8,210	8,605	8,264

Basic earnings per share	$1.65	$0.62	$0.51	$0.21
Diluted earnings per share	$1.56	$0.60	$0.48	$0.20
7) Supplemental Retirement Plan and Related Post Retirement Benefits
     The Company has a non-qualified supplemental retirement defined benefit plan for certain executives. The following table sets forth information regarding the net periodic pension cost for the plan.

	Nine Months Ended		Three Months Ended
	Sept 29,	Sept 30,	Sept 29,	Sept 30,
(in thousands)	2007	2006	2007	2006

Service cost	$30	$27	$10	$9
Interest cost	240	231	80	77
Amortization of prior service cost	81	81	27	27
Amortization of net actuarial losses	3	3	1	1

	$354	$342	$118	$114

Participants in the non-qualified supplemental retirement plan are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The following table sets forth information regarding the net periodic cost recognized for those benefits:

	Nine Months Ended		Three Months Ended
	Sept 29,	Sept 30,	Sept 29,	Sept 30,
(in thousands)	2007	2006	2007	2006

Service cost	$6	$6	$2	$2
Interest cost	33	33	11	11
Amortization of prior service cost	24	24	8	8
Amortization of net actuarial losses	6	9	2	3

	$69	$72	$23	$24

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
In the future, should the Company need to accrue a liability for unrecognized tax benefits, any interest associated with that liability will be recorded as interest expense. Penalties, if any, would be recognized as operating expenses. There are no penalties or interest liability accrued as of September 29, 2007. In years previous, any interest and penalties were insignificant and recorded as income tax expense. The years under which the Company conducted its evaluation coincided with the tax years currently still subject to examination by major federal and state tax jurisdictions, those being 2004, 2005 and 2006.
Prior to January 1, 2007, the Company recorded accruals for tax contingencies and related interest when it was probable that a liability had been incurred and the amount of the contingency could be reasonably estimated based on specific events such as an audit or inquiry by a taxing authority.
9) Sales To Major Customers
The Company has a significant concentration of business with one customer. Sales to Panasonic Avionics Corporation amounted to approximately 24% and 31% of revenue during the third quarter 2007 and 2006 respectively and approximately 28% and 22% of year to date revenue in 2007 and 2006, respectively. Accounts receivable for this customer amounted to 13% and 11% of the Company’s gross trade receivables as of September 29, 2007 and December 31, 2006, respectively.

10) Product Warranties
In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. The Company determines warranty reserves needed by product line based on experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Nine Months Ended		Three Months Ended
	Sept 29,	Sept 30,	Sept 29,	Sept 30,
(in thousands)	2007	2006	2007	2006

Balance at beginning of period	$823	$338	$1,303	$610
Warranties issued	761	613	88	180
Warranties settled	(563)	(248)	(370)	(87)

Balance at end of period	$1,021	$703	$1,021	$703

11) Long Term Debt and Notes Payable
Long-term debt consists of the following:

	Sept 29,	December 31,
(In thousands)	2007	2006
Note Payable at Canadian Prime payable $12 monthly through 2016 with interest (Canadian prime was 6.25% at September 29, 2007)	$1,482	$1,376
Industrial Revenue Bonds issued through the Erie County, New York Industrial Development Agency payable $350 annually through 2019 with interest reset weekly (3.7% at September 29, 2007)	3,995	3,995
Industrial Revenue Bonds issued through the Business Finance Authority of the State of New Hampshire payable $400 annually through 2018 with interest reset weekly (3.7% at September 29, 2007)	4,450	4,850
Industrial Revenue Bonds issued through the Erie County, New York Industrial Development Agency. Principal payments start April 2009, payable $350 annually through April 2027. Interest payable monthly at variable tax exempt bond rate that is adjusted weekly (3.7% at September 29, 2007)	6,000	—
Other	108	128

	16,035	10,349
Less current maturities	949	923

	$15,086	$9,426

     Principal maturities of long-term debt are $0.9 million in 2007 and 2008 and are $1.2 million in 2009 thru 2011. No interest was capitalized in the third quarter relating to the building expansion, in East Aurora, New York, $0.06 million was capitalized for the nine months ended September 29, 2007. No interest costs were capitalized in 2006.
     At September 29, 2007 the Company had $10.4 million outstanding on its revolving $25 million credit facility; interest at bank prime less up to 25 basis points or LIBOR plus between 87.5 and 175 basis points. The Company is also required to pay a commitment fee of between 0.125% and 0.30% on the unused portion of the line limit borrowing availability for the previous quarter. The Company may allocate up to $0.5 million of its availability for the issuance of new letters of credit. At September 29, 2007, the Company had available $14.6 million on the facility. This credit facility is collateralized by accounts receivable and inventory. The Company believes it will be compliant in the future with all the new credit facility covenants.
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
The following table sets forth income statement data as a percent of net sales:

	Nine Months Ended		Three Months Ended
	Sept 29,	Sept 30,	Sept 29,	Sept 30,
	2007	2006	2007	2006

Sales	100.0%	100.0%	100.0%	100.0%

Cost of products sold	72.8	77.6	73.1	78.0
Selling, general and administrative and other expense	10.3	12.1	10.3	12.5
Interest expense	0.9	0.8	1.0	0.8

Total cost and expenses	84.0	90.5	84.4	91.3

Income before taxes	16.0%	9.5%	15.6%	8.7%

SALES
Sales for the third quarter of 2007 increased 35.6% to $37.7 million compared with $27.8 million for the same period last year. The sales growth was primarily attributable to an increase in volume of our cabin electronics product line sold to the commercial transport market and increased cockpit lighting products sold to the business jet markets. Sales to the commercial transport market were $23.1 million, as compared to $15.0 million for the same period of 2006, an increase of $8.1 million or 54.2 % due to volume. Increased demand by global commercial airlines for in-flight entertainment systems and in-seat power systems that utilize our cabin electronics technology drove the sales increase in the commercial transport market. Sales to the business jet market were $7.6 million, up $1.3 million, or 20.3%, compared with sales of $6.3 million for the same period in 2006. The increase of sales to the business jet market was due primarily to a general increase in volume as the Business Jet OEM’s production rates have increased. Additionally, many of these new aircraft contain a higher Astronics ship set content than in previous years. Sales to the military market were $6.7 million as compared to $6.1 million last year, an increase of $0.6 million or 9.7%.
2007 year to date sales increased 49.0% to $122.0 million compared with $81.8 million for the same period last year. The sales growth was primarily attributable to an increase in volume of cabin electronics sales to the commercial transport market and increased sales of cockpit lighting and airframe power to the business jet market. Sales to the commercial transport market were up $35.0 million, or 78.8% to $79.4 million compared with $44.4 million last year. The increase was a result of increased demand by global commercial airlines for in-flight entertainment systems and in-seat power systems that utilize our cabin electronics technology. Over the past several years, many airlines initiated programs to upgrade and refurbish the cabins on a portion of their existing fleets, installing in-flight entertainment and in-seat power systems that utilize our products. In addition, more of the new aircraft deliveries to the airlines have included in-flight entertainment and in-seat power systems that utilize our products. Sales to the business jet market were $22.0 million, up $5.3 million, or 31.7%, compared with $16.7 million for the same period in 2006. Business Jet OEM’s production rates have increased. Additionally, many of these new aircraft contain a higher Astronics ship set content than in previous years. Sales to the military market were flat in 2007 as compared to 2006 at $19.7 million.
Each of the markets that we serve continues to present opportunities that we expect will provide continued growth for the Company. We are projecting 2007 revenues to be $155 million — $160 million, driven by a strong global and aerospace economy.
EXPENSES AND MARGINS
Cost of products sold as a percentage of sales decreased to 73.1% for the third quarter of 2007 as compared to 78.0% for the same period last year. That decrease was the result of the leverage provided by the sales increase offset by $1.3 million increase of engineering and development costs. The 2007 third quarter reflects a $0.9 million adjustment made during the quarter relating to 2007 estimated manufacturing overhead cost absorption, see footnote 1 in the Notes to Consolidated Financial Statements. The effect of this adjustment was to reduce cost of products sold by $0.9 million for the third quarter of 2007.
Year to date cost of products sold as a percentage of sales decreased to 72.8% as compared to 77.6% for the same period last year. That decrease was the result of the leverage provided by the sales increase offset by $3.3 million increase of engineering and development costs.
Selling, general and administrative and other (SG&A) expenses were $3.9 million in the third quarter of 2007, up from $3.5 million in the same period last year.  As a percent of sales, SG&A expense was 10.3% for the third quarter of 2007 as compared to 12.5% for the same period in 2006 as sales grew at a faster pace than SG&A spending.   The increase in total dollars was primarily due to increased wages and benefits due to increased staffing and compensation related costs.
Year to date selling, general and administrative and other (SG&A) expenses were $12.5 million, up from $9.9 million in the same period last year.  As a percent of sales, year to date SG&A expense was 10.3% in 2007 as compared to 12.1% for the same period in 2006 as sales grew at a faster pace than SG&A spending.   The increase in total dollars was primarily due to increased wages and benefits due to increased staffing and compensation related costs.
Net interest expense for the third quarter of 2007 was $0.4 million compared to 2006 which was $0.2 million. Net interest expense for the first nine months of 2007 was $1.1 million compared to 2006 which was $0.7 million. Net interest expense increased due to a combination of higher debt levels and increases in interest rates. During 2007 the Company capitalized interest relating to the expansion of its East Aurora, New York plant. 2007 year to date capitalized interest was $0.06 million. No interest was capitalized during the third quarter of 2007 as the facility was put into service.
TAXES
The effective income tax rate for the third quarter of 2007 was 29.7% compared to 32.0% last year. The decreased effective rate in 2007 was primarily due to an increase in the Qualified Production Activities Deduction for 2007 and decreases in foreign and state taxes.
The 2007 year to date effective income tax rate was 32.1% compared to 36.4% last year. The decreased effective rate in 2007 was primarily due to an increase in the Qualified Production Activities Deduction for 2007 and decreases in foreign and state taxes.
The Company expects its effective tax rate to approximate the statutory rates in the future.

NET INCOME AND EARNINGS PER SHARE
Net income for the third quarter of 2007 was $4.1 million or $0.48 per diluted share, an increase of $2.5 million from $1.6 million, or $0.20 per diluted share in the third quarter of 2006.
Year to date net income was $13.3 million or $1.56 per diluted share, an increase of $8.4 million from $4.9 million, or $0.60 per diluted share. The earnings per share increase was due to increased net income and was not significantly impacted by a change in shares outstanding.
LIQUIDITY
Cash provided by operating activities totaled $1.4 million during the first nine months of 2007, as compared with cash used by operating activities of $2.7 million during the first nine months of 2006. The change was due primarily to net income exceeding increased investment in net working capital components, primarily inventory and receivables associated with our increasing sales.
Cash used in investing activities was $7.7 million in the first nine months of 2007, an increase of $5.3 million compared to $2.4 million used in the first nine months of 2006. This was due primarily to $3.1 million spent during the first nine months on the East Aurora facility expansion and investment in machinery and equipment to add production capacity.
In the first nine months of 2007 cash provided by financing activities totaled $7.0 million. The Company had net borrowings of $2.3 million against its revolving credit facility to provide financing for investment in working capital components and fixed asset acquisition. Proceeds from the issuance of long term debt to finance the building expansion in East Aurora totaled $6.0 million.
At September 29, 2007 the Company had $10.4 million outstanding on its $25 million revolving credit facility. The agreement is a committed two year facility through January 5, 2009. At September 29, 2007, the Company was in compliance with all of the covenants pursuant to the credit facility.
During the third quarter of 2006 the Company committed to proceed with a facility and equipment expansion to its East Aurora, NY operation. The building was substantially completed in the third quarter of 2007 and added 57,000 square feet of production capacity. When the project is complete, the cost for the building, including the initial acquisition of machinery and equipment is expected to be approximately $7.5 million.
On April 24, 2007, to fund a portion of the expansion to its facility in East Aurora, New York and the acquisition of additional equipment to be located at such, Luminescent Systems, Inc., a subsidiary of the Company, entered into a tax exempt industrial revenue bond transaction. Under this bond transaction, the Erie County Industrial Development Agency issued on April 24, 2007 tax exempt bonds in the principal amount of $6.0 million to pay for qualified project costs. Approximately $3.2 million of the proceeds from this debt issuance was used immediately to pay down the unsecured revolving credit facility which was used for qualified project expenditures. The balance will be drawn as qualified project expenditures are incurred. These Bonds mature on April 1, 2027. The interest rate applicable to the Bonds is a variable tax exempt bond rate that is adjusted weekly, based upon a minimum rate of interest necessary to enable the Remarketing Agent to remarket the Bonds at par. The interest rate was 3.7% at September 29, 2007. The obligations are secured by a mortgage on the Company’s facility in East Aurora, New York and a security interest in the equipment at such facility. The obligations of the Company and Luminescent Systems Inc. are also secured by a pledge by the Company of the stock of the Company’s subsidiary, Astronics Advanced Electronic Systems Corp.
The Company’s cash needs for working capital, capital equipment and debt service during 2007 and the foreseeable future, are expected to be met by cash flows from operations, and if necessary, utilization of its revolving credit facility.
BACKLOG
The Company’s backlog at September 29, 2007 was $90.0 million compared with $88.1 million at September 30, 2006.
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
MARKET RISK
Risk due to fluctuation in interest rates is a function of the Company’s floating rate debt obligations, which total approximately $12.0 million at September 29, 2007. To partially offset this exposure, the Company entered into an interest rate swap in February 2006, on its New York Industrial Revenue Bond which effectively fixes the rate at 3.99% on this $4.0 million obligation through January 2016. As a result, a change of 1% in interest rates would impact annual net income by less than $0.1 million.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Market Risk in Item 2, above.
Item 4. Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 29, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 29, 2007.
During the Company’s 2006 year-end audit the Company became aware that its revenue recognition policy with regard to a bill and hold arrangement with one customer did not meet all of the criteria necessary to allow it to recognize revenue for the transaction while the product remained in the Company’s facility. As such Management concluded that a material weakness in the Company’s internal control over financial reporting existed at December 31, 2006. The Company believes it has taken appropriate action to remediate the weakness during the first quarter of 2007, which includes training with regard to bill and hold arrangements and approval of any proposed bill and hold arrangement by the CEO and CFO of the Company. There were no other material changes in the Company’s internal control over financial reporting during the third quarter 2007.

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
The Company has a significant concentration of business with Panasonic Avionics Corporation. A significant reduction in sales would negatively impact our sales and earnings. We provide Panasonic with cabin electronics products which, in total were approximately 29% of revenue for the first quarter, 29% of revenue for the second quarter and 24% of revenue for the third quarter of 2007.
Item 2. Unregistered sales of equity securities and use of proceeds.
(c) The following table summarizes the Company’s purchases of its common stock for the quarter ended September 29, 2007:

			(c) Total number of	(d) Maximum
	(a) Total		shares Purchased as	Number of Shares
	number of	(b) Average	part of Publicly	that May Yet Be
	shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs
July 1 – July 28, 2007	—	—	—	432,956
July 29 – Aug 25, 2007	—	—	—	432,956
Aug 26 – Sept 29, 2007	—	—	—	432,956
Total	—	—	—	432,956
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Securities Holders.
None.
Item 5. Other Information.
None.
Item 6 Exhibits.

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

ASTRONICS CORPORATION

(Registrant)

Date: November 7, 2007	By:	/s/ David C. Burney

David C. Burney
Vice President-Finance and Treasurer
(Principal Financial Officer)

Date: November 7, 2007	By:	/s/ Peter J. Gundermann

Peter J. Gundermann
President and Chief Executive Officer