Form 10-K
period 2007-12-31
ASTRONICS CORP
filed 2008-03-12
CIK 8063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007

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
Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☑

As of February 29, 2008, 8,176,848 shares were outstanding, consisting of 6,870,735 shares of Common Stock $.01 Par Value and 1,306,113 shares of Class B Stock $.01 Par Value. The aggregate market value, as of the last business day of the Company’s most recently completed second fiscal quarter, of the shares of Common Stock and Class B Stock of Astronics Corporation held by non-affiliates was approximately $218 million (assuming conversion of all of the outstanding Class B Stock into Common Stock and assuming the affiliates of the Registrant to be its directors, executive officers and persons known to the Registrant to beneficially own more than 10% of the outstanding capital stock of the Corporation).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders to be held May 6, 2008 are incorporated by reference into Part III of this Report.

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

Astronics is a leading supplier of advanced, high-performance lighting, electronics and power distribution systems for the global aerospace industry. We sell our products to airframe manufacturers (OEM’s) in the commercial transport, business jet, military markets, OEM suppliers, and aircraft operators around the world. The Company provides its products through its wholly owned subsidiaries Luminescent Systems, Inc., Luminescent Systems Canada, Inc., and Astronics Advanced Electronic Systems Corp. (AES).

Strategy

Astronics’ strategy for growth is to continue to develop or acquire the necessary technology to evolve into a leading aircraft lighting, electronics and power generation and distribution systems integrator, increasing the value and content we provide on a growing base of aircraft and missile platforms.

Products and Customers

Astronics’ products are sold worldwide to manufacturers of business jets, military aircraft, missiles, and commercial transports, as well as airlines and suppliers to the OEM’s. During 2007 the Company’s sales were divided 63.5% to the commercial transport market, 16.0% to the military market, 19.7% to the business jet market, and the balance of 0.8% to other markets. Most of the Company’s sales are a result of contracts or purchase orders received from customers, placed on a day-to-day basis or for single year procurements rather than long-term multi-year contract commitments. On occasion the Company does receive contractual commitments or blanket purchase orders from our customers covering multiple year deliveries of hardware to our customers. Sales by Geographic Region, Major Customer and Canadian Operations are provided in Note 8 of Item 8, Financial Statements and Supplementary Data in this report.

The Company has a significant concentration of business with one major customer and the U.S. Government. Sales to Panasonic Avionics accounted for 27.7% of sales in 2007, 21.2% of sales in 2006 and 2.1% of sales in 2005. Accounts receivable from this customer at December 31, 2007 and 2006 were $4.0 million and $1.9 million, respectively. Sales to the U.S. Government accounted for 4.0% of sales in 2007, 6.5% of sales in 2006 and 10.8% of sales in 2005. Accounts receivable from the U.S. Government at December 31, 2007 and 2006 were $0.6 million and $0.6 million, respectively.

Practices as to Maintaining Working Capital

Liquidity is discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Liquidity section in this report.

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

Seasonality

Our business is typically not seasonal.

Backlog

At December 31, 2007, the Company’s backlog was $92.4 million. At December 31, 2006, the Company’s backlog was $99.5 million.

Patents

The Company has a number of patents. While the aggregate protection of these patents is of value, the Company’s only material business that is dependent upon the protection afforded by these patents is its cabin power distribution product. The Company’s patents and patent applications relate to electroluminescence, instrument panels, keyboard technology and a broad patent covering the cabin power distribution technology. The Company regards its expertise and techniques as proprietary and relies upon trade secret laws and contractual arrangements to protect its rights. We have trademark protection in major markets.

Research, Development and Engineering Activities

The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. These costs are expensed when incurred and included in cost of sales. Research and development and engineering costs amounted to approximately $14.8 million in 2007, $10.9 million in 2006 and $8.9 million in 2005.

Employees

The Company’s continuing operations employed 967 employees as of December 31, 2007. The Company considers its relations with its employees to be good. None of our employees are subject to collective bargaining agreements.

Available information

The Company files its financial information and other materials as electronically required by the SEC with the SEC. These materials can be accessed electronically via the Internet at www.sec.gov. Such materials and other information about the Company are also available through the Company’s website at www.astronics.com.

ITEM 1A.	RISK FACTORS

The markets we serve are cyclical and sensitive to domestic and foreign economic conditions and events, which may cause our operating results to fluctuate. Demand by the business jet markets for our products is dependent upon several factors, including capital investment, product innovations, economic growth, and technology upgrades. In addition, the commercial airline industry is highly cyclical and sensitive to fuel price increases, labor disputes and economic conditions. A change in any of these factors could result in a reduction in the amount of air travel. A reduction in air travel would reduce orders for new aircraft and reductions in cabin upgrades by airlines for which we supply products and for the sales of spare parts, thus reducing our sales and profits. A reduction in air travel may also result in our commercial airline customers being unable to pay our invoices on a timely basis or not at all.

We are a supplier on various new aircraft programs just entering or expected to begin production in the near future. As with any new program there is risk as to whether the aircraft or program will be successful and accepted by the market. As is customary for our business we purchase inventory and invest in specific capital equipment to support our production requirements generally based on delivery schedules provided by our customer. If a program or aircraft is not successful we may have to write off all or a part of the inventory, accounts receivable and capital equipment related to the program. A write off of these assets could result in a significant reduction of earnings and cause covenant violations relating to our debt agreements. This could result in our being unable to borrow additional funds under our bank credit facility or being obliged to refinance or renegotiate the terms of our bond debt.

Our products are sold in highly competitive markets. Some of our competitors are larger, more diversified corporations and have greater financial, marketing, production and research and development resources. As a result, they may be better able to withstand the effects of periodic economic downturns. Our operations and financial performance will be negatively impacted if our competitors:

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

The loss of a major customer or a significant reduction in sales to a major customer would reduce our sales and earnings. In 2007 we had a concentration of sales to a major customer representing 27.7% of our sales. The loss of this customer or a significant reduction in sales to this customer would significantly reduce our sales and earnings.

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

Our results of operations are affected by our fixed-price contracts, which could subject us to losses in the event that we have cost overruns. For the year ended December 31, 2007, fixed-price contracts represented 100% of our sales. On fixed-price contracts, we agree to perform the scope of work specified in the contract for a predetermined price. Depending on the fixed price negotiated, these contacts may provide us with an opportunity to achieve higher profits based on the relationship between our costs and the contract’s fixed price. However, we bear the risk that increased or unexpected costs may reduce our profit.

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

Our facilities could be damaged by catastrophes which could reduce our production capacity and result in a loss of customers. We conduct our operations in facilities located in the United States and Canada. Any of these facilities could be damaged by fire, floods, earthquakes, power loss, telecommunication and information systems failure or similar events. Although we carry property insurance, including business interruption insurance, our inability to meet customers’ schedules as a result of catastrophe may result in a loss of customers or significant additional costs such as penalty claims under customer contracts.

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

If we fail to meet expectations of securities analysts or investors due to fluctuations in our revenue or operating results, our stock price could decline significantly. Our revenue and earnings may fluctuate from quarter to quarter due to a number of factors, including delays or cancellations of programs. It is likely that in some future quarters our operating results may fall below the expectations of securities analysts or investors. In this event, the trading price of our common stock could decline significantly.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The Company owns manufacturing and office facilities of approximately 125,000 square feet in the Buffalo, New York area. The Company owns manufacturing and office facilities of approximately 80,000 square feet in Lebanon, New Hampshire. Astronics AES leases approximately 100,000 square feet of space, located in Redmond, Washington. The lease expires in March of 2008 with one option to renew to 2013. The Montreal, Quebec, Canada operations are in leased facilities of approximately 16,000 square feet. The lease expires in 2009. Upon expiration of its current leases, the Company believes that it will be able to secure renewal terms or enter into a lease for alternative locations.

We believe that our properties have been adequately maintained and are generally in good condition.

ITEM 3.	LEGAL PROCEEDINGS

We are not party to any pending legal proceedings that management believes will result in material adverse effect on our financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the range of prices for the Company’s Common Stock, traded on the NASDAQ National Market System, for each quarterly period during the last two years. The approximate number of shareholders of record as of February 29, 2008, was 756 for Common Stock and 651 for Class B Stock.

2007	High	Low

(In dollars)
First	$21.09	$16.92
Second	32.63	16.31
Third	43.57	29.25
Fourth	53.88	38.30

2006	High	Low

First	$13.67	$10.15
Second	15.04	11.61
Third	16.55	12.66
Fourth	17.50	14.42

The Company has not paid any cash dividends in the three-year period ended December 31, 2007. It has no plans to pay cash dividends as it plans to retain all cash from operations as a source of capital to finance growth in the business. There are no restrictions, however on the Company’s ability to pay dividends.

With respect to information regarding our securities authorized for issuance under equity incentive plans, the information contained in the section entitled “Equity Compensation Plan Information” of our definitive Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference.

We did not repurchase any shares of our common stock in 2007.

The following graph charts the annual percentage change in return on the Company’s common stock compared to the S&P 500 Index — Total Return and the NASDAQ US and Foreign Securities:

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2007

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Astronics Corporation, The S&P 500 Index
And The NASDAQ US & Foreign Index

* $100 invested on 12/31/02 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

Copyright © 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

	2002	2003	2004	2005	2006	2007

ASTRONICS CORP	100.00	138.68	142.30	299.95	477.97	1185.86
S&P 500 Index — Total Return	100.00	128.68	142.69	149.70	173.34	182.87
NASDAQ US and Foreign Securities	100.00	149.34	161.86	166.64	186.18	205.48

ITEM 6.	SELECTED FINANCIAL DATA

Five-Year Performance Highlights

	2007(1)	2006(1)	2005(1)	2004	2003

(Dollars in thousand, except for per share data)
PERFORMANCE (continuing operations)
Sales	$158,240	$110,767	$74,354	$34,696	$33,182
Income (Loss) from Continuing Operations	$15,391	$5,736	$2,237	$(734)	$782
Net Margin	9.7%	5.2%	3.0%	(2.1)%	2.4%
Diluted Earnings (Loss) per Share, Continuing Operations	$1.80	$0.69	$0.28	$(0.09)	$0.10
Weighted Average Shares Outstanding — Diluted	8,569	8,269	8,038	7,766	7,815
Return on Average Assets	16.5%	7.7%	4.0%	(1.6)%	1.7%
Return on Average Equity	38.2%	20.2%	9.3%	(3.2)%	3.4%

YEAR-END FINANCIAL POSITION (continuing operations)
Working Capital	$32,100	$17,437	$13,349	$18,104	$18,767
Total Assets	$104,121	$82,538	$66,439	$45,236	$45,474
Indebtedness	$22,935	$18,449	$18,218	$12,062	$13,378
Shareholders’ Equity	$49,232	$31,348	$25,418	$22,660	$22,940
Book Value Per Share	$6.04	$3.91	$3.22	$2.91	$2.96

OTHER YEAR-END DATA (continuing operations)
Depreciation and Amortization	$3,440	$2,929	$2,373	$1,273	$1,212
Capital Expenditures	$9,592	$5,400	$2,498	$1,136	$420
Shares Outstanding	8,149	8,026	7,901	7,800	7,742
Number of Employees	967	787	702	424	369

(1)	— Information includes the effects of the acquisition of AES on February 3, 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Astronics Corporation, through its subsidiaries Astronics Advanced Electronic Systems Corp., Luminescent Systems Inc. and Luminescent Systems Canada Inc. designs and manufactures electrical power generation, control and distribution systems and lighting systems and components, for the aerospace industry. We operate four principal facilities located in New York State, New Hampshire, Washington State and Quebec, Canada. We serve the three primary aircraft markets which are the military, commercial transport and the business jet markets. In 2007, the break down of sales to the commercial transport market, the military market and the business jet market were 63.5%, 16.0% and 19.7%, respectively, miscellaneous sales to non-aerospace markets accounted for 0.8% of sales. Astronics strives to offer comprehensive lighting and electrical systems for aircraft which we believe make the Company unique in our ability to serve our customers.

On February 3, 2005, the Company acquired substantially all of the assets of the General Dynamics — Airborne Electronic Systems (AES) business unit from a subsidiary of General Dynamics. Astronics acquired the business for $13.0 million in cash. The Company financed the acquisition and related costs by borrowing $7.0 million on its revolving line of credit and used $6.4 million of cash on hand.

During the fourth quarter of 2006 we broke ground on a 57,000 square foot expansion to our East Aurora, New York facility. The cost of the building was approximately $4.3 million exclusive of manufacturing equipment which is being acquired as needed. We financed the project and equipment purchases relating to the expansion with a $6.0 million tax exempt bond offering during the first half of 2007. This expansion provides additional production capacity allowing for continued growth. The bond will be repaid over 18 years beginning in 2010. We began utilizing the space during the third quarter of 2007.

Key factors affecting Astronics’ growth are our ability to have our products designed into the plans for new aircraft, the rate at which new aircraft are produced, government funding of military programs, and the rates at which aircraft owners, including commercial airlines, refurbish or install upgrades to their aircraft. Once designed into a new aircraft, the spare parts business is frequently retained by the Company. Astronics’ strategy is to increase the amount of content on aircraft platforms, evolving the Company from our historic role of a components supplier to a turn-key provider of complete systems.

We provide cabin electronics and cabin lighting to the commercial transport market, this is our largest market. The February 2005 acquisition of Astronics AES increased our footprint in the commercial transport market to the point where sales to this market represent approximately 63.5% of our total revenue in 2007 compared with 19.1% prior to the acquisition. From 2005 to 2007 we saw our revenue from the commercial transport market increase from $30.2 million to $100.5 million a 82.4% compound annual growth rate. This was largely led by our cabin electronics products which provide in-seat power for passengers and power to in-flight entertainment systems. We do not expect this rate of growth in the future. We continue to believe that this market is strong and will remain strong provided the commercial transports continue to improve their financial positions and the global economy remains strong. We continue to see many retrofit opportunities in this market including inquiries from many of the North American airlines. There were a number of factors that contributed to the rapid growth of the past few years. Years of under investing by the airlines created significant pent up demand for cabin upgrades. From 2001 until roughly 2005 commercial airlines around the world invested very little in terms of upgrading their cabin interiors and took delivery of few new aircraft. Beginning in 2005, the Asian airlines began to invest in upgrading their cabins, adding more in-seat power and in-flight entertainment systems and demand for our products grew. This combined with the introduction of better in seat power technology and our market leading position relative to our competition created an unusually steep growth curve for us through 2007. Going forward we expect there will continue to be retrofit opportunities around the world, however, predicting if and when these airlines choose to install our products is difficult. Additionally we expect next generation aircraft such as the Airbus A380 and the Boeing 787 will be equipped with more in-seat power than the older aircraft which they will be replacing. This will provide us with an opportunity to compete for that work. We estimate that our market share for our cabin electronics products to be about 75%. Continued growth will depend not only on growth of the overall market but our ability to either sustain or increase market share and continued development of our teaming arrangements with major in-flight entertainment suppliers. Cabin electronics products, which are principally sold to the commercial transport market, accounted for 52.6% of our sales in 2007 and 41.3% of our sales in 2006.

Another market we serve is the business jet market. In 2007 we saw volume and average ship set value increase in the business jet market as business jet airframe manufacturers production increased. The Cessna Mustang (exterior and cockpit lighting) and Eclipse 500 (exterior, cockpit and power distribution) Very Light Jets (VLJ) entered production and illuminated cockpit display panel assembly deliveries increased to Piaggio for the Avanti II. We anticipate production for each of these platforms to increase in 2008. In 2007 we were selected to provide exterior lighting and cockpit lighting controllers for the Embraer Phenom 300 jet that is expected to begin production in 2009. We will provide similar parts for the Phenom 100 which is expected to begin production in 2008. We continue to see a wide range of opportunities to employ our technology in the business jet markets. There is risk involved in the development of any new aircraft. We are encouraged to see the VLJ market continue to develop but it is not without risk. Much of the demand for the VLJ market is expected to be driven by the start up Air Taxi industry. Overall, we believe that the VLJ market will develop and we are positioning ourselves to participate having won work on key programs such as the Cessna Mustang, Embraer Phenom 100, Phenom 300 and the Eclipse 500.

Our Military market sales are typically comprised of several significant “programs” such as the power converter for the Tactical Tomahawk and Taurus missiles and the V22 Osprey, complemented by many spare part orders covering many aircraft platforms. Over the past several years we have been developing the exterior lighting suite for the F-35 Joint Strike Fighter. This aircraft is expected to enter low rate production in 2008 and we are in the process of negotiating a contract to support the low rate production phase of the program. The Military market is dependent on governmental funding which can change from year to year. Risks are that overall spending may be reduced in the future and that specific programs may be eliminated. Astronics does not have significant reliance on any one program such that cancellation of a particular program will cause material financial loss. We believe that we will continue to have opportunities similar to past years regarding this market.

Each of the markets that we serve is presenting opportunities that we expect will provide continued growth for the Company over the long-term. We continue to look for opportunities in all three markets to capitalize on our core competencies to expand our existing business and to grow through strategic acquisitions.

In 2008 we expect to see our revenue grow approximately 7%. We are projecting 2008 revenues to be about $170 million. The aerospace market continues to be strong with many quality opportunities for us to pursue. Airframe manufacturers have record backlogs representing several years of production which we expect will result in continued demand for our products provided the global economy maintains its strength. Continuing ramp up in production of some platforms such as the Cessna Mustang and Eclipse 500 will be tempered by fairly flat sales to the commercial transport market and military markets. Despite the slow down in year over year growth expected in 2008 as compared with the past year we still see many opportunities for long term growth and expect to continue investing in developmental programs to push our capabilities. In the commercial transport market, our largest and fastest growing market during the past few years, we expect our revenue in 2008 will be flat with 2007 revenue due to the timing of cabin upgrade programs which impacts our cabin electronics sales. From 2005 to 2007 sales to the commercial transport market grew by 82.4% compounded annually, principally driven by large cabin up grade programs. The nature of these programs is such that they tend to have choppy revenue and booking streams. Forecasting if and when the upgrades will take place is difficult. While there are still significant opportunities for cabin upgrades, particularly in North America, we expect that if these opportunities are converted to bookings, revenue from these programs would likely occur in the latter part of 2008 and beyond. Beyond 2008 we expect that the next generation of commercial transports such as the Boeing 787 and Airbus A380 will be equipped with more in-seat power and in-flight entertainment than the aircraft they are replacing. We expect this will provide a significant opportunity for us. In 2008 we expect our sales to the business jet market to provide most of the growth for the Company as airframe manufacturers delivery of new aircraft increases as compared with 2007. There are a number of new high quality opportunities we expect will be presented to us during the year that we will be prepared to invest in. We expect that our engineering and development costs will increase during 2008 as compared with last year to over $20 million as compared with $14.8 million in 2007.

Challenges facing us include improving shareholder value through profitability. Increasing profitability is dependent on many things such as increased build rates for existing aircraft, market acceptance and economic success of new aircraft such as the Cessna Mustang and Eclipse 500 business jets, continued government funding of defense programs such as the F-35 Joint Strike Fighter and V-22 Osprey and the Company’s ability to obtain production contracts for parts we currently supply or have been selected to design and develop for these programs. In addition we are faced with continued increasing health care and corporate governance costs, particularly those required by Sarbanes-Oxley legislation. Many of our newer development programs are based on new and unproven technology. We are challenged to develop the technology on a schedule that is consistent with specific aircraft development programs. We will continue to address these challenges by working to improve operating efficiencies and focusing on executing on the growth opportunities currently in front of us. Finally, demand for our products is driven by the discretionary spending of aircraft owners and airlines and new aircraft build rates. A weakening economy would likely result in reduced demand for our products, lowering our profitability.

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

Revenue Recognition

Revenue is recognized on the accrual basis at the time of shipment of goods and transfer of title. There are no significant contracts allowing for right of return. The Company does evaluate and record an allowance for any potential returns based on experience and any known circumstances. For the years ended December 31, 2007 and 2006, no allowances were recorded for contracts allowing for right of return. A trade receivable is recorded at the value of the sale. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.

Accounts Receivable and Allowance for Doubtful Accounts

The Company records a valuation allowance to account for potentially uncollectible accounts receivable. The allowance is determined based on Management’s knowledge of the business, specific customers, review of receivable agings and a specific identification of accounts where collection is at risk. At December 31, 2007, the Company’s allowance for doubtful accounts for accounts receivable was $0.5 million, or 2.4% of gross accounts receivable. At December 31, 2006, the Company’s allowance for doubtful accounts for accounts receivable was $0.3 million, or 1.8% of gross accounts receivable.

Inventory Valuation

The Company records valuation reserves to provide for slow moving or obsolete inventory or to reduce inventory to the lower of cost or market value. In determining the appropriate reserve, Management considers the age of inventory on hand, the overall inventory levels in relation to forecasted demands as well as reserving for specifically identified inventory that the Company believes is no longer salable. At December 31, 2007, the Company’s reserve for inventory valuation was $4.1 million, or 10.0% of gross inventory. At December 31, 2006, the Company’s reserve for inventory valuation was $4.1 million, or 11.6% of gross inventory.

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

As of December 31, 2007, the Company had a net deferred tax asset of $2.6 million, net of a $0.8 million valuation allowance, net of the federal tax benefit. These assets relate principally to liabilities or asset valuation reserves that result in timing difference between generally acceptable accounting principles recognition and treatment for income tax purposes, as well as a state investment tax credit carry-forwards and foreign research and development tax credit carryforwards.

Goodwill

The Company’s goodwill is the result of the excess of purchase price over net assets acquired from acquisitions. As of December 31, 2007, the Company had $3.0 million of goodwill. The Company tests goodwill for impairment at least annually during the fourth quarter, and whenever events occur or circumstances change that indicates there may be impairment. The process of evaluating the Company’s goodwill for impairment is subjective and requires significant estimates. These estimates include judgments about future cash flows that are dependent on internal forecasts, long-term growth rates and estimates of the weighted average cost of capital used to discount projected cash flows. Based on the discounted projected cash flows, management has concluded that there is no impairment of the Company’s goodwill.

Supplemental Retirement Plan

The Company maintains a supplemental retirement plan for certain executives. The accounting for this plan is based in part on certain assumptions that may be highly uncertain and may have a material impact on the financial statements if different reasonable assumptions had been used. The assumptions for increases in compensation and the discount rate for determining the cost recognized in 2007 were 5.00% and 5.75%, respectively. The discount rate used for the projected benefit obligation as of December 31, 2007 was 5.75%. The assumption for compensation increases takes a long-term view of inflation and performance based salary adjustments based on the Company’s approach to executive compensation. For determining the discount rate the Company considers long-term interest rates for high-grade corporate bonds.

RESULTS OF OPERATIONS

Sales

Sales for 2007 increased by $47.4 million or 42.9%, to $158.2 million from $110.8 million in 2006. By market, the increase was primarily the result of an increase in sales to the commercial transport market of $39.2 million to $100.5 million and an increase in sales to the business jet market of $8.3 million to $31.2 million. The military market and other markets remained flat at $25.4 million and $1.1 million, respectively. The increase in sales to the commercial transport market was primarily a result of $37.4 million increase from Cabin Electronics and a $1.0 million increase from Cockpit Lighting products. The Cabin Electronics increase resulted from increased volume driven by increasing installations of in-seat power and power for in-flight entertainment systems as retrofits for existing aircraft. Sales increases of Cockpit Lighting were a result of increased volume as new aircraft build rates increase as compared to last year. The increase of sales to the business jet market was primarily a result of $3.8 million increase from Airframe power sales, a $3.3 million increase in Cockpit Lighting and a $1.2 million increase of Exterior Lighting sales, all driven by increasing product demand of aircraft containing our products and increasing ship set content on those new aircraft.

Sales for 2006 increased by $36.4 million to $110.8 million, up from $74.4 million in 2005, an increase of 48.9%. By market, the increase was primarily the result of an increase in sales to the commercial transport market of $31.0 million, an increase in sales to the business jet market of $7.5 million, partially offset by a $2.2 million decrease in sales to the military market. The increase in sales to the commercial transport market was primarily a result of $30.2 million increase from Cabin Electronics and a $1.3 million increase from Cabin Lighting products. The Cabin Electronics increase resulted from increased volume driven by increasing installations of in-seat power and in-flight entertainment systems. The increased sales from Cabin Lighting was a result of increased volume. The increase of sales to the business jet market was primarily a result of $4.3 million increase from cockpit lighting, a $2.6 million increase in Airframe power sales and a $0.6 million increase of Exterior Lighting sales all driven by increasing production volumes of aircraft containing our products and increasing ship set content on those aircraft. The decrease of sales to the military was primarily related to a $4.8 million decrease in the night vision retro fit kits program for the Korean Air Force which was concluded in 2005, offset by increased sales to the Tactical Tomahawk and Taurus Missile programs of $2.5 million.

Expenses and Margins

Cost of products sold as a percentage of sales decreased by 4.8 percentage points to 74.2% in 2007 from 79.0% in 2006. This decrease was due to leverage provided by the increased sales volume offset by an increase in engineering and design costs of $3.9 million. It is our intention to continue investing in capabilities and technologies as needed that allows us to execute our strategy to increase the ship set content and value we provide on aircraft in all markets that we serve. The rate of spending on these activities, however, will largely be driven by market opportunities.

Cost of products sold as a percentage of sales remained flat at 79.0% in 2006 from 80.0% in 2005. Leverage provided by the increased sales volume was offset somewhat by an increase in engineering and design costs. Engineering and design spending related primarily to product development increased by $2.0 million to $10.9 million in 2006 as compared with $8.9 million in 2005.

Selling, general and administrative expenses (“SG&A”) increased $2.8 million to $16.4 million in 2007 from $13.6 million in 2006 primarily the result of increased wages and benefits. As a percentage of sales, SG&A expense was 10.4% compared to 12.3% for the same period of 2006 as sales grew at a faster pace than SG&A spending.

Selling, general and administrative expenses were $13.6 million in 2006, compared to $10.2 million in 2005. During 2006, the increase was primarily due to increased wages and benefits as well as increased costs for audit and other professional services related to Sarbanes-Oxley 404 implementation. As a percentage of sales, SG&A expense was 12.3% compared to 13.8% for the same period of 2005 as sales grew at a faster pace than SG&A spending. Also, a portion of the 2006 year to date SG&A increase is due to the timing of the AES acquisition. The acquisition date was February 3, 2005 and as such, 2005 contained only forty seven weeks of expenses for AES as compared with fifty two weeks in 2006.

Net interest expense was $1.4 million and $0.9 million in 2007 and 2006 respectively. The Series 2007 Industrial Revenue Bonds issued in April of 2007 to finance the building and manufacturing expansion project in New York, higher average borrowing levels throughout the year on our revolving credit facility and increased averaged interest rates on our variable rate debt were the reasons for the increase when compared to 2006.

Net interest expense for 2006 was $0.9 million, an increase of $0.2 million from $0.7 million in 2005. The increase was due to increased debt levels and an increase in interest rates on our variable rate debt.

Income Taxes

The effective tax rate was 33.1% in 2007, 1.4 percentage points lower than the effective tax rate of 34.5% in 2006. The majority of the change was due to the impact of permanent differences and lower state and foreign taxes as a percentage of pretax income, which were partially offset by a non-cash charge to income tax expense of $0.5 million to reduce our deferred tax assets relating primarily to 2007 New York State investment tax credits on the new building and equipment and foreign research and development tax credit carryforwards. We expect in future years, the effective tax rate will continue to approximate statutory rates in effect.

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

Contractual Obligations

	Payments Due by Period
	Total	2008	2009-2010	2011-2012	After 2012

(In thousands)
Note Payable	$7,300	$7,300	$—	$—	$—
Long-Term Debt	15,635	951	2,169	2,544	9,971
Interest on Long-Term Debt	912	134	265	230	283
Operating Leases	865	635	230	—	—
Purchase Obligations	21,519	21,156	363	—	—
Other Long Term Liabilities*	1,059	175	437	206	241

Total Contractual Obligations	$47,290	$30,351	$3,464	$2,980	$10,495

*	Excludes Supplemental Retirement Plan and related Post Retirement Obligations for which we anticipate making $0.4 million in annual payments in 2008 through 2012.

Notes to Contractual Obligations Table

Note Payable and Long-Term Debt — See Item 8, Financial Statements and Supplementary Data, Note 2, Long-Term Debt and Note Payable in this report.

Interest on Long-Term Debt — Interest on Long-Term Debt consists of payments on the Series 1999 Industrial Revenue Bonds issued through the Erie County, New York Industrial Development Agency taking into account the interest rate swap entered into on February 6, 2006 which effectively fixes the interest rate on this obligation at 3.99% through January 2016. We have excluded the variable rate interest on our note payable and other long-term debt.

Operating Leases — Operating lease obligations are primarily related to facility and equipment leases for our Astronics AES operations and facility leases for our Canadian operations. The Astronics AES lease expires in March 2008. The Company expects the lease to be extended for up to five years per the lease agreement and is currently negotiating the terms of the extension.

Purchase Obligations — Purchase obligations are comprised of the Company’s commitments for goods and services in the normal course of business.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow provided by operating activities was $8.6 million in 2007 compared with $0.05 million used for operating activities in 2006. The increase of $8.6 million as compared with 2006 was mainly a result of an increase in net income of $9.7 million to $15.4 million in 2007 from net income in 2006 of $5.7 million, adjustments for non-cash charges such as depreciation and amortization of $3.4 million, being offset by a net increase in investment in working capital components, primarily receivables, inventory and payables. The increase in investment in working capital components during 2007 was driven by the Company’s sales growth.

Cash flow used by operating activities was $0.05 million in 2006 compared with $5.0 million provided by operations in 2005. The decrease in 2006 relates to higher net income adjusted for non-cash charges such as depreciation and amortization, offset by a net increase in investment in working capital components driven by the Company’s sales growth.

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

Cash used for investing activities in 2007 was $10.3 million, primarily due to capital expenditures of $9.6 million. In 2006, cash used for investing activities was $5.5 million compared with $15.0 million in 2005, a $9.5 million decrease. This decrease was primarily due to a combination of 2005 including the Astronics AES acquisition of $13.4 million with no comparable acquisition in 2006 offset by increased capital expenditures of approximately $2.9 million in 2006.

The Company’s cash required for capital equipment purchases for the last three years ranged between $2.5 million and $9.6 million. Our expectation for 2008 is that capital equipment expenditures will approximate $6.0 million to $8.0 million. Future capital requirements depend on numerous factors, including expansion of existing product lines and introduction of new products. Management believes that the Company’s cash flow from operations and current borrowing arrangements will provide for these necessary capital expenditures.

At December 31, 2007, the Company was in compliance with all of the covenants pursuant to the credit facility in existence with HSBC Bank USA at that time.

The Company’s cash needs for debt service for 2008 are expected to be consistent with 2007 levels as principal payments on the Series 2007 Industrial Revenue Bonds do not begin until 2010.

The Company’s ability to maintain sufficient liquidity is highly dependent upon achieving expected operating results. During 2007 the Company negotiated new credit terms with its lender in order to provide more operating flexibility. However, failure to achieve expected operating results could have a material adverse effect on our liquidity and our operations in the future.

The Company’s cash needs for working capital, capital equipment and debt service during 2008 and the foreseeable future, are expected to be met by cash flows from operations and if necessary, utilization of its revolving credit facility.

DIVIDENDS

Management believes that it should retain the capital generated from operating activities for investment in advancing technologies, acquisitions and debt retirement. Accordingly, there are no plans to institute a cash dividend program.

BACKLOG

At December 31, 2007, the Company’s backlog was $92.4 million compared with $99.5 million at December 31, 2006.

RELATED-PARTY TRANSACTIONS

See the discussion in Item 8, Financial Statements and Supplementary Data, Note 12, Discontinued Operations in this report.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is in the process of determining the effect, if any; the adoption of SFAS No. 157 will have on our consolidated financial statements in the first quarter of 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows measurement of specified financial instruments, warranty and insurance contracts at fair value on a contract by contract basis, with changes in fair value recognized in earnings in each period. SFAS 159 is effective at the beginning of the fiscal year that begins after November 15, 2007, and will be effective for the Company in fiscal 2008. The Company has not yet determined the effect that the implementation of this standard will have on its consolidated financial position or results of operations in the first quarter of 2008.

In December 2007, the FASB Statement 141R, “Business Combinations” (“SFAS 141R”) was issued. SFAS 141R replaces SFAS 141. SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transactions costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations; the effective date for the Company will be January 1, 2009. The Company has not yet determined the impact of SFAS 141R related to future acquisitions, if any, on the Company’s consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has limited exposure to fluctuation in Canadian currency exchange rates to the U.S. dollar. Nearly all of the Company’s consolidated sales, expenses and cash flows are transacted in U.S. dollars. Net assets held in or measured in Canadian dollars amounted to $1.2 million at December 31, 2007. Annual disbursements of approximately $6.9 million are transacted in Canadian dollars. A 10% change in the value of the U.S. dollar versus the Canadian dollar would impact net income by approximately $0.5 million.

Risk due to fluctuation in interest rates is a function of the Company’s floating rate debt obligations, which total approximately $22.9 million at December 31, 2007. To offset this exposure, the Company entered into an interest rate swap in February 2006, on its Series 1999 New York Industrial Revenue Bond which effectively fixes the rate at 3.99% on this $3.6 million obligation through January 2016. As a result, a change of 1% in interest rates would impact annual net income by less than $0.1 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors of Astronics Corporation:

We have audited the accompanying consolidated balance sheets of Astronics Corporation as of December 31, 2007 and 2006, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astronics Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2006, the Company changed its method of accounting for stock based compensation and on December 31, 2006, the Company changed its method of accounting for defined benefit pension plans and other post retirement benefits.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Astronics Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Buffalo, New York
February 29, 2008

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2007.

Ernst & Young LLP, independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

By:	/s/ Peter J. Gundermann Peter J. Gundermann President & Chief Executive Officer (Principal Executive Officer)	February 29, 2008

	/s/ David C. Burney David C. Burney Vice President-Finance, Chief Financial Officer & Treasurer (Principal Financial and Accounting Officer)	February 29, 2008

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING
FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Shareholders and Board of Directors of Astronics Corporation:

We have audited Astronics Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Astronics Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Astronics Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Astronics Corporation as of December 31, 2007 and 2006, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Astronics Corporation and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Buffalo, New York
February 29, 2008

ASTRONICS CORPORATION

CONSOLIDATED STATEMENT OF EARNINGS

	Year Ended December 31,
	2007	2006	2005

(In thousands, except per share data)
Sales	$158,240	$110,767	$74,354
Cost of products sold	117,370	87,519	59,484

Gross Profit	40,870	23,248	14,870
Selling, general and administrative expenses	16,408	13,582	10,246
Interest expense, net of interest income of $50, $15 and $29	1,370	896	735
Other expense (income)	94	11	(278)

Income Before Income Taxes	22,998	8,759	4,167
Provision for Income Taxes	7,607	3,023	1,930

Net Income	$15,391	$5,736	$2,237

Basic Earnings per Share	$1.90	$0.72	$0.28

Diluted Earnings per Share	$1.80	$0.69	$0.28

See notes to consolidated financial statements.

ASTRONICS CORPORATION

CONSOLIDATED BALANCE SHEET

	December 31,
	2007	2006

(In thousands, except share and per share data)
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,818	$222
Accounts Receivable, Net of Allowance for Doubtful Accounts of $514 in 2007 and $314 in 2006	20,720	17,165
Inventories	36,920	31,570
Prepaid Expenses	942	853
Prepaid Income Taxes	1,040	214
Deferred Income Taxes	1,581	1,632

Total Current Assets	64,021	51,656
Property, Plant and Equipment, at Cost:
Land	1,636	1,143
Buildings and Improvements	16,285	12,007
Machinery and Equipment	25,978	20,670
Construction in progress	2,179	2,701

	46,078	36,521
Less Accumulated Depreciation and Amortization	15,995	13,085

Net Property, Plant and Equipment	30,083	23,436
Deferred Income Taxes	991	622
Intangibles net of accumulated amortization of $884 in 2007 and $637 in 2006	2,088	2,335
Restricted Cash	1,088	—
Other Assets	2,802	1,821
Goodwill	3,048	2,668

Total Assets	$104,121	$82,538

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current Maturities of Long-term Debt	$951	$923
Note Payable	7,300	8,100
Accounts Payable	7,667	12,472
Accrued Payroll and Employee Benefits	6,140	4,403
Customer Advanced Payments and Deferred Revenue	7,822	6,864
Other Accrued Expenses	2,041	1,457

Total Current Liabilities	31,921	34,219
Long-term Debt	14,684	9,426
Supplemental Retirement Plan and Other Liabilities for Pension Benefits	6,808	6,190
Other Liabilities	1,476	1,355

Total Liabilities	54,889	51,190

Shareholders’ Equity
Common Stock, $.01 par value — Authorized 20,000,000 Shares, Issued 7,511,774 in 2007; 7,313,726 in 2006	75	73
Convertible Class B Stock, $.01 par value — Authorized 5,000,000 Shares, Issued 1,421,240 in 2007; 1,496,006 in 2006	14	15
Additional Paid-in Capital	7,833	5,504
Accumulated Other Comprehensive Loss	(541)	(704)
Retained Earnings	45,570	30,179

	52,951	35,067
Less Treasury Stock: 784,250 Shares in 2007 and 2006	3,719	3,719

Total Shareholders’ Equity	49,232	31,348

Total Liabilities and Shareholders’ Equity	$104,121	$82,538

See notes to consolidated financial statements.

ASTRONICS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005

(In thousands)
Cash Flows from Operating Activities
Net Income	$15,391	$5,736	$2,237
Adjustments to Reconcile Net Income to Cash Provided By (Used For) Operating Activities:
Depreciation and Amortization	3,440	2,929	2,373
Provision for Non-Cash Losses on Inventory and Receivables	747	138	124
Stock Compensation Expense	771	619	—
Other	(185)	26	(41)
Deferred Tax (Benefit) Provision	(122)	(529)	93
Cash Flows from Changes in Operating Assets and Liabilities, Excluding the Effects of Acquisitions:
Accounts Receivable	(3,399)	(4,572)	(828)
Inventories	(5,599)	(12,298)	(4,874)
Prepaid Expenses	(137)	(379)	(67)
Accounts Payable	(4,895)	7,047	677
Accrued Expenses	2,273	869	2,079
Customer Advanced Payments and Deferred Revenue	958	1,462	4,722
Contract Loss Reserves	—	(830)	(2,909)
Prepaid Income Taxes	(815)	(385)	1,147
Supplemental Retirement Plan and Other Liabilities	173	120	282

Cash Provided By (Used For) Operating Activities	8,601	(47)	5,015

Cash Flows from Investing Activities
Capital Expenditures	(9,592)	(5,400)	(2,498)
Other	(745)	(65)	(177)
Proceeds from Sale of Short-term Investments	—	—	1,000
Business Acquisition	—	—	(13,366)

Cash Used For Investing Activities	(10,337)	(5,465)	(15,041)

Cash Flows from Financing Activities
Proceeds from Long Term Debt	6,000	—	—
Principal Payments on Long-term Debt	(944)	(920)	(897)
Proceeds from Note Payable	20,800	10,300	7,000
Payments on Note Payable	(21,600)	(9,200)	—
Debt Acquisition Costs	(392)	—	—
Unexpended Industrial Revenue Bond Proceeds	(1,088)	—	—
Proceeds from Exercise of Stock Options	1,162	984	343
Income Tax Benefit from Exercise of Stock Options	397	94	35

Cash Provided By Financing Activities	4,335	1,258	6,481

Effect of Exchange Rates on Cash	(3)	3	(11)

Cash Provided By (Used For) Continuing Operations	2,596	(4,251)	(3,556)
Cash Used For Discontinued Operations — Operating Activities	—	—	(447)
Cash and Cash Equivalents at Beginning of Year	222	4,473	8,476

Cash and Cash Equivalents at End of Year	$2,818	$222	$4,473

Disclosure of Cash Payments for:
Interest	$1,421	$903	$764
Income Taxes, net	8,159	4,001	651

See notes to consolidated financial statements.

ASTRONICS CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common							Accumulated
	Stock		Class B Stock					Other
	Shares	Par	Shares	Par	Treasury Stock		Paid-In	Comprehensive	Retained	Comprehensive
	Issued	Value	Issued	Value	Shares	Cost	Capital	Income (Loss)	Earnings	Income

(Dollars and shares in thousands)
Balance at January 1, 2005	6,634	$66	1,950	$19	784	$(3,719)	$3,432	$656	$22,206
Net Income for 2005									2,237	$2,237
Currency Translation Adjustments								83		83
Mark to Market Adjustments for Derivatives, net of income taxes of $33								60		60

Total Comprehensive Income										$2,380

Exercise of Stock Options, including income tax benefit of $35	84	1	17	1			376
Class B Stock converted to Common Stock	364	4	(364)	(4)

Balance at December 31, 2005	7,082	$71	1,603	$16	784	$(3,719)	$3,808	$799	$24,443

Net Income for 2006									5,736	$5,736
Currency Translation Adjustments								(24)		(24)
Mark to Market Adjustments for Derivatives, net of income taxes of $25								(48)		(48)

Total Comprehensive Income										$5,664

Adjustment to initially apply FASB Statement No. 158, net of income taxes of $859								(1,431)
Exercise of Stock Options and Stock Compensation Expense including income tax benefit of $94	112	1	13	—			1,696
Class B Stock converted to Common Stock	120	1	(120)	(1)

Balance at December 31, 2006	7,314	$73	1,496	$15	784	$(3,719)	$5,504	$(704)	$30,179

Net Income for 2007									15,391	$15,391
Currency Translation Adjustments								490		490
FASB Statement No. 158 adjustment, net of income taxes of $168								(279)		(279)
Mark to Market Adjustments for Derivatives, net of income taxes of $28								(48)		(48)

Total Comprehensive Income										$15,554

Exercise of Stock Options and Stock Compensation Expense including income tax benefit of $397	115	1	8	—			2,329
Class B Stock converted to Common Stock	83	1	(83)	(1)

Balance at December 31, 2007	7,512	$75	1,421	$14	784	$(3,719)	$7,833	$(541)	$45,570

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND PRACTICES

Description of the Business

Astronics Corporation, through its subsidiaries Luminescent Systems, Inc., Luminescent Systems Canada Inc. and Astronics Advanced Electronic Systems Corp. (AES) designs and manufactures lighting components and subsystems, electrical power generation, in-flight control and power distribution systems for aircraft. The Company serves the three primary markets for aircraft which are the military, commercial transport and the business jet markets.

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

Revenue and Expense Recognition

Revenue is recognized on the accrual basis at the time of shipment of goods and transfer of title. There are no significant contracts allowing for right of return. The Company does evaluate and record an allowance for any potential returns based on experience and any known circumstances. For the years ended December 31, 2007 and 2006, no significant allowances were recorded for contracts allowing for right of return. A trade receivable is recorded at the value of the sale. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company records a valuation allowance to account for potentially uncollectible accounts receivable. The allowance is determined based on Management’s knowledge of the business, specific customers, review of the receivable’s aging and a specific identification of accounts where collection is at risk. At December 31, 2007, the Company’s allowance for doubtful accounts for accounts receivable was $0.5 million, or 2.4% of gross accounts receivable. At December 31, 2006, the Company’s allowance for doubtful accounts for accounts receivable was $0.3 million, or 1.8% of gross accounts receivable. At December 31, 2006, the Company’s non-current note receivable in the amount of $0.6 million remained fully reserved. This note receivable was written off against the reserve in 2007.

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

The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. These costs are expensed when incurred and included in cost of sales. Research and development, design and related engineering amounted to $14.8 million in 2007, $10.9 million in 2006 and $8.9 million in 2005.

Stock-Based Compensation

During the first quarter of 2006, the Company adopted SFAS 123(R), “Share-Based Payment,” applying the modified prospective method. This Statement requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of earnings based on the grant date fair value of the award. Under the modified prospective method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The Company’s prior years do not reflect

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any restated amounts. For awards with graded vesting, the Company uses a straight-line method of attributing the value of stock-based compensation expense, subject to minimum levels of expense, based on vesting. Prior to the first quarter of 2006 the Company accounted for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. The measurement prescribed by APB Opinion No. 25 does not recognize compensation expense if the exercise price of the stock option equals the market price of the underlying stock on the date of grant and the number of stock options granted is fixed. Accordingly, no compensation expense related to stock options has been recorded in the financial statements prior to the first quarter of 2006.

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

The following table provides pro forma earnings information as if the Company recorded compensation expense based on the fair value of stock options for the years ended December 31, 2007, 2006 and 2005:

	2007		2006		2005

(In thousands, except per share data)
Net Income, as reported(1)	$	N/A	$	N/A	$2,237
Stock compensation expense included in net income as reported		(771)		(619)	(365)
Tax benefit		136		86	63

Stock compensation expense, net of tax(2)		$635		$(533)	$(302)

Net Income, including the effect of stock compensation expense(3)		$15,391		$5,736	$1,935

Net earnings per share:
Basic, as reported in prior years(1)	$	N/A	$	N/A	$.28
Basic, including the effect of stock compensation expense(3)		1.90		.72	.25
Diluted, as reported in prior years(1)		N/A		N/A	.28
Diluted, including the effect of stock compensation expense(3)		1.80		.69	.24

(1)	Net earnings and earnings per share prior to 2006 did not include stock compensation expense for stock options.

(2)	Stock compensation expense prior to 2006 is calculated based on the pro forma application of SFAS No. 123(R).

(3)	Net earnings and earnings per share prior to 2006 represents pro forma information based on SFAS No. 123(R).

Consistent with SFAS 123(R), we classified $0.4 million and $0.1 million of excess tax benefits from share based payment arrangements as cash flows from financing activities in 2007 and 2006, respectively.

Cash and Cash Equivalents

All highly liquid instruments with a maturity of three months or less at the time of purchase are considered cash equivalents. Cash and cash equivalents excludes amounts which are restricted for use for capital expenditures under the series 2007 Industrial Revenue Bonds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories at December 31 are as follows:

	2007	2006

(In thousands)
Finished Goods	$7,226	$5,575
Work in Progress	8,553	9,651
Raw Material	21,141	16,344

	$36,920	$31,570

The Company records valuation reserves to provide for slow moving or obsolete inventory or to reduce inventory to the lower of cost or market value. In determining the appropriate reserve, Management considers the age of inventory on hand, the overall inventory levels in relation to forecasted demands as well as reserving for specifically identified inventory that the Company believes is no longer salable. At December 31, 2007, the Company’s reserve for inventory valuation was $4.1 million, or 10.0% of gross inventory. At December 31, 2006, the Company’s reserve for inventory valuation was $4.1 million, or 11.6% of gross inventory.

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

Depreciation expense was $2.9 million, $2.4 million and $1.9 million in 2007, 2006 and 2005, respectively. Interest capitalized relating to the building expansion, in East Aurora, New York amounted to approximately $0.1 million in 2007. Interest costs capitalized in 2006 and 2005 were insignificant.

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

Derivatives

The Company records all derivatives on the balance sheet at fair value and as long term. The accounting for changes in the fair value of derivatives depends on the intended use and resulting designation. During 2007 and 2006, the Company’s use of derivative instruments was limited to a cash flow hedge for interest rate risk. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (“OCI”) and subsequently reclassified into earnings when the hedged exposure affects earnings. The Company entered into an interest rate swap in February 2006, on its Series 1999 New York Industrial Revenue Bonds which effectively fixes the rate at 3.99% on this obligation through January 2016. This arrangement replaced a swap agreement that expired in December 2005 which effectively fixed the interest rate at 4.09%. The ineffective portions of all derivatives are recognized immediately into earnings as other income or expense. Ineffectiveness was not material in 2007, 2006, and 2005. For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change. The Company classifies the cash flows from hedging transactions in the same category as the cash flows from the respective hedged items. The Company reclassified $0.01 million; $0.02 million and $0.1 million from accumulated other comprehensive income to interest expense during 2007, 2006 and 2005, respectively.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company believes that its income tax filing positions and deductions will be sustained on audit. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 and the Company was not required to record a cumulative effect adjustment related to the adoption of FIN 48.

In the future, should the Company need to accrue a liability for unrecognized tax benefits, any interest associated with that liability will be recorded as interest expense. Penalties, if any, would be recognized as operating expenses. There are no penalties or interest liability accrued as of December 31, 2007. In years previous, any interest and penalties were insignificant and recorded as income tax expense. The years under

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which we conducted our evaluation coincided with the tax years currently still subject to examination by major federal and state tax jurisdictions, those being 2004, 2005, 2006 and 2007.

Prior to January 1, 2007, the Company recorded accruals for tax contingencies and related interest when it was probable that a liability had been incurred and the amount of the contingency could be reasonably estimated based on specific events such as an audit or inquiry by a taxing authority.

Earnings per Share

Earnings per share computations are based upon the following table:

	2007	2006	2005

(In thousands, except per share data)
Net Income	$15,391	$5,736	$2,237

Basic earnings weighted average shares	8,083	7,956	7,855
Net effect of dilutive stock options	486	313	183

Diluted earnings weighted average shares	8,569	8,269	8,038

Basic earnings per share	$1.90	$0.72	$0.28
Diluted earnings per share	$1.80	$0.69	$0.28

Reserved Common Stock

At December 31, 2007, approximately 2.8 million shares of common stock were reserved for issuance upon conversion of the Class B stock, exercise of stock options and purchases under the Employee Stock Purchase Plan. Class B Stock is identical to Common Stock, except Class B Stock has ten votes per share, is automatically converted to Common Stock on a one for one basis when sold or transferred, and cannot receive dividends unless an equal or greater amount of dividends is declared on Common Stock.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accumulated balances of the components of other comprehensive (loss) income net of tax, at December 31, 2007 and 2006 are as follows:

	2007	2006

(In millions)
Accumulated foreign currency translation	$1.3	$0.8
Accumulated loss on derivative adjustment	(0.1)	—
Accumulated retirement liability adjustment	(1.7)	(1.5)

	$(0.5)	$(0.7)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is in the process of determining the effect, if any; the adoption of SFAS No. 157 will have on our consolidated financial statements in the first quarter of 2008.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows measurement of specified financial instruments, warranty and insurance contracts at fair value on a contract by contract basis, with changes in fair value recognized in earnings in each period. SFAS 159 is effective at the beginning of the fiscal year that begins after November 15, 2007, and will be effective for the Company in fiscal 2008. The Company is in the process of determining the effect, if any; the adoption of SFAS No. 159 will have on our consolidated financial statements in the first quarter of 2008.

In December 2007, the FASB Statement 141R, “Business Combinations” (“SFAS 141R”) was issued. SFAS 141R replaces SFAS 141. SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transactions costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations; the effective date for the Company will be January 1, 2009. The Company has not yet determined the impact of SFAS 141R related to future acquisitions, if any, on the Company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 —	LONG-TERM DEBT AND NOTE PAYABLE

Long-term debt consists of the following:

	2007	2006

(In thousands)
Note Payable at Canadian Prime payable $15 monthly through 2016 plus interest (Canadian prime was 6.0% at December 31, 2007)	$1,438	$1,376
Series 1998 Industrial Revenue Bonds issued through the Business Finance Authority of the State of New Hampshire payable $400 annually through 2018 with interest reset weekly (3.65% at December 31, 2007)	4,450	4,850
Series 1999 Industrial Revenue Bonds issued through the Erie County, New York Industrial Development Agency payable $350 annually through 2019 with interest reset weekly (3.55% at December 31, 2007)	3,645	3,995
Series 2007 Industrial Revenue Bonds issued through the Erie County, New York Industrial Development Agency payable $260 in 2010 and $340 from 2011 through 2027 with interest reset weekly (3.55% at December 31, 2007)	6,000	—
Other	102	128

	15,635	10,349
Less current maturities	951	923

	$14,684	$9,426

Principal maturities of long-term debt for each of the next five years are $1.0 million for 2008 and 2009, $1.2 million for 2010 and $1.3 million for 2011 and 2012.

The Company is in compliance with all its debt and credit facility covenants at December 31, 2007 and believes it will continue to be compliant in the future.

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

To offset risks due to fluctuation in interest rates, the Company entered into an interest rate swap through December 2005 on the Series 1999 Industrial Revenue Bonds issued through the Erie County, New York Industrial Development Agency payable $350 annually through 2019, which effectively fixed the interest rate at 4.09%. In February 2006, the Company entered into a new interest rate swap, for this $3.6 million obligation which effectively fixes the rate at 3.99% on this obligation through January 2016.

On January 5, 2007 the Company entered into a new agreement with HSBC Bank USA which increased its available revolving credit facility to $20 million. The agreement is a committed two year facility through January 5, 2009, with interest at bank prime minus between 0 and 25 basis points or LIBOR plus between 87.5 and 175 basis points. The Company is also required to pay a commitment fee of between 0.125% and 0.30% on the unused portion of the line limit borrowing availability for the previous quarter. The Company may allocate up to $0.5 million of its availability for the issuance of new letters of credit. This new credit facility is collateralized by accounts receivable and inventory. On July 25, 2007 the Company amended this borrowing agreement, increasing the revolving credit facility from $20 million to $25 million. All other provisions of the January 5th agreement remain in force. The Company believes it will continue to be compliant with all the new credit facility covenants in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007 and 2006 the Company had outstanding $7.3 million and $8.1 million respectively, on its revolving credit facility. At December 31, 2007 and 2006, the Company had available $17.7 million and $6.9 million, respectively, on the facility.

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted average fair value of the options was $13.98, $7.58 and $3.97 for options granted during the year ended December 31, 2007, 2006 and 2005 respectively.

The fair value for these options was estimated at the date of grant using a Black- Scholes option pricing model with the following weighted-average assumptions:

	2007	2006	2005

Risk-free interest rate	3.7% - 4.5%	4.5% - 4.7%	4.3% - 4.5%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	0.34 - 0.38	0.33 - 0.34	0.33
Expected life in years	7.00 - 8.00	7.00 - 8.00	7.00 - 10.00

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2007			2006			2005
		Weighted			Weighted			Weighted
		Average	Aggregate		Average	Aggregate		Average	Aggregate
		Exercise	Intrinsic		Exercise	Intrinsic		Exercise	Intrinsic
	Options	Price	Value	Options	Price	Value	Options	Price	Value

(Aggregate intrinsic value in thousands)
Outstanding at the Beginning of the Year	818,182	$7.31	$28,792	801,583	$6.49	$8,529	724,080	$5.83	$3,562
Options Granted	52,190	29.17	696	78,600	16.10	81	165,100	8.10	438
Options Exercised	(72,333)	6.69	(2,590)	(62,001)	7.80	(578)	(61,459)	2.96	(479)
Options Forfeited	(800)	5.49	(30)	—	—	—	(26,138)	6.76	(104)

Outstanding at the End of the Year	797,239	8.80	$26,868	818,182	7.31	$8,032	801,583	6.49	$3,417

Exercisable at December 31	568,669	$7.24	$20,049	518,729	$6.52	$5,504	468,967	$6.28	$2,096

The aggregate intrinsic value in the preceding table represents the total pretax option holder’s intrinsic value, based on the Company’s closing stock price of Common Stock which would have been received by the option holders had all option holders exercised their options as of that date. The Company’s closing stock price of Common Stock was $42.50, $17.13 and $10.75 as of December 31, 2007, 2006 and 2005, respectively.

The fair value of options vested during 2007, 2006 and 2005 was $4.38, $3.95 and $3.24, respectively. At December 31, 2007, total compensation costs related to non-vested awards not yet recognized amounts to $1.3 million and will be recognized over a weighted average period of 2.4 years.

The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of December 31, 2007:

	Outstanding			Exercisable
		Weighted Average
		Remaining Life	Weighted Average		Weighted Average
Exercise Price Range	Shares	in Years	Exercise Price	Shares	Exercise Price

$4.60	28,188	0.1	$4.60	28,188	$4.60
$5.09-$7.65	519,295	5.6	5.62	403,817	5.59
$9.83-$13.41	145,524	6.4	10.63	101,256	10.98
$17.36-$17.60	77,042	9.0	17.44	35,408	17.53
$39.81	27,190	10.0	39.81	—	—

	797,239	6.0	8.80	568,669	7.24

The Company established Incentive Stock Option Plans for the purpose of attracting and retaining executive officers and key employees, and to align management’s interest with those of the shareholders. Generally, the options must be exercised within ten years from the grant date and vest ratably over a five-year period. The exercise price for the options is equal to the fair market value at the date of grant. The Company had options outstanding for 610,591 shares under the plan. At December 31, 2007, 434,771 options were available for future grant under the plan established in 2001.

The Company established the Directors Stock Option Plans for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors, and to align their interest with those of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shareholders. The options must be exercised within ten years from the grant date. The exercise price for the option is equal to the fair market value at the date of grant and vests six months from the grant date. At December 31, 2007, the Company had options outstanding for 186,648 shares under the plans. At December 31, 2007, there were 155,602 options available for future grants under the plan established in 2005.

In addition to the options discussed above, the Company has established the Employee Stock Purchase Plan to encourage employees to invest in Astronics Corporation. The plan provides employees that have been with the Company for at least a year the opportunity to invest up to 20% of their cash compensation (up to an annual maximum of approximately $21,000) in Astronics common stock at a price equal to 85% of the fair market value of the Astronics common stock, determined each October 1. Employees are allowed to enroll annually. Employees indicate the number of shares they wish to obtain through the program and their intention to pay for the shares through payroll deductions over the annual cycle of October 1 through September 30. Employees can withdraw anytime during the annual cycle, and all money withheld from the employees pay is returned with interest. If an employee remains enrolled in the program, enough money will have been withheld from the employees’ pay during the year to pay for all the shares that the employee opted for under the program. At December 31, 2007, employees had subscribed to purchase 27,039 shares at $37.38 per share on September 30, 2008. The weighted average fair value of the options was $11.39, $3.79 and $2.25 for options granted during the year ended December 31, 2007, 2006 and 2005 respectively.

The fair value for the options granted under the Employee Stock Purchase plan was estimated at the date of grant using a Black- Scholes option pricing model with the following weighted-average assumptions:

	2007	2006	2005

Risk-free interest rate	3.20%	4.90%	4.40%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	.380	.343	.332
Expected life in years	1.00	1.00	1.00

NOTE 4 —	INCOME TAXES

Pretax income (losses) from the Company’s foreign subsidiary amounted to $1.2 million, $(0.1) million and $(0.5) million for 2007, 2006 and 2005 respectively. The balances of pretax earnings for each of those years were domestic.

The provision (benefit) for income taxes for continuing operations consists of the following:

	2007	2006	2005

(In thousands)
Current
US Federal	$7,495	$3,563	$1,817
Foreign	141	(123)	(109)
State	93	112	129
Deferred	(122)	(529)	93

	$7,607	$3,023	$1,930

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effective tax rates differ from the statutory federal income tax as follows:

	2007	2006	2005

Statutory Federal Income Tax Rate	35.0%	34.0%	34.0%
Permanent Items, Net	(1.0)%	0.5%	(0.9)%
Foreign Taxes (benefits)	(1.2)%	—	2.8%
State Income Tax, Net of Federal Income Tax Benefit	0.4%	1.0%	9.4%
Other	(0.1)%	(1.0)%	1.0%

	33.1%	34.5%	46.3%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2007 and 2006 are as follows:

	2007	2006

(In thousands)
Deferred tax assets:
Deferred compensation	$3,456	$3,085
Asset reserves	1,300	993
State and Foreign tax credit carryforwards, net of federal benefit	769	340
Customer Advanced Payments and Deferred Revenue	557	639
Reserves and obligations related to discontinued operation	67	65
Other	239	165

Total gross deferred tax assets	6,388	5,287
Valuation allowance for deferred tax assets related to state and foreign tax credit carryforwards, net of federal benefit	(769)	(313)

Deferred tax assets	5,619	4,974

Deferred tax liabilities:
Depreciation	2,595	2,228
Intangibles	452	492

Deferred tax liabilities	3,047	2,720

Net deferred tax asset	$2,572	$2,254

The net deferred tax assets and liabilities are presented in the consolidated balance sheet as follows at December 31, 2007 and 2006:

	2007	2006

(In thousands)
Deferred tax asset — current	$1,581	$1,632
Deferred tax asset — long-term	991	622

Net deferred tax asset	$2,572	$2,254

In the fourth quarter of 2007, the Company recorded an increase of $0.6 million in its valuation allowance, reducing the Company’s deferred tax asset relating to state and foreign tax credit carryforwards to $0.0 million. As a result, the Company recorded a non-cash charge to income tax expense of $0.5 million net

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the federal tax benefit. In the second quarter of 2005, the Company recorded a valuation allowance of $0.5 million relating to state investment tax credits. As a result of this valuation allowance, the Company recorded a non-cash charge to income tax expense of $0.3 million net of the federal tax benefit.

NOTE 5 —	PROFIT SHARING/401(K) PLAN

The Company has a qualified Profit Sharing/401(k) Plan for the benefit of its eligible full-time employees. The Profit Sharing/401(k) Plan provides for annual contributions based on percentages of pretax income. In addition, employees may contribute a portion of their salary to the 401(k) plan which is partially matched by the Company. The plan may be amended or terminated at any time. Total charges to income from continuing operations for the plan were $1.9 million, $1.4 million and $1.0 million in 2007, 2006 and 2005, respectively.

NOTE 6 —	SUPPLEMENTAL RETIREMENT PLAN AND RELATED POST RETIREMENT BENEFITS

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 requires the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan in its balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represented the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of SFAS No. 87, all of which were previously netted against the plan’s funded status in the Company’s balance sheet pursuant to the provisions of SFAS No. 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS No. 158. SFAS No. 158’s provisions regarding the change in the measurement date of postretirement benefit plans are not applicable as the Company has historically used a measurement date of December 31 for all benefit plans.

The incremental effects of adopting the provisions of SFAS No. 158 on the Company’s statement of financial position at December 31, 2006 are presented in the following table. The adoption of SFAS No. 158 had no effect on the Company’s consolidated statement of earnings or earnings per share for the year ended December 31, 2006, or for any prior period presented, and it will not effect the Company’s operating results in future periods. Had the Company not been required to adopt SFAS No. 158 at December 31, 2006, it would have recognized an additional minimum liability pursuant to the provisions of SFAS No. 87. The effect of recognizing the additional minimum liability is included in table below in the column labeled “Prior to Application of Statement 158.”

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrecognized prior service costs of $1.3 million ($0.8 million net of tax) and unrecognized actuarial losses $1.4 million ($0.9 million net of tax) are included in accumulated other comprehensive income at December 31, 2007 and have not yet been recognized in net periodic pension cost. The prior service cost, and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year-ended December 31, 2008 is $0.1 million ($0.1 million net of tax), $0.03 million ($0.02 million net of tax), respectively.

The Company has a nonqualified supplemental retirement defined benefit plan (the “Plan”) for certain current and retired executives. The Plan provides for benefits based upon average annual compensation and years of service, less offsets for Social Security and Profit Sharing benefits. It is the Company’s intent to fund the benefits as they become payable.

The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plans assets for the year ended December 31, 2007 and 2006 and the accumulated benefit obligation at December 31, 2007 and 2006 is as follows:

	December 31,	December 31,
	2007	2006

(In thousands)
Funded Status
Projected Benefit Obligation
Beginning of Year — January 1	$5,761	$5,794
Service Cost	38	35
Interest Cost	321	309
Actuarial Loss (Gain)	570	(30)
Benefits Paid	(347)	(347)

End of Year — December 31	$6,343	$5,761

Fair Value of Plan Assets End of Year — December 31	$—	$—

Accumulated Benefit Obligation Recognized — December 31	$6,343	$5,761

The assumptions used to calculate the benefit obligation as of December 31, 2007 and 2006 are as follows:

	2007	2006

Discount Rate	5.75%	5.75%
Future Average Compensation Increases	5.00%	5.00%

The unfunded status of the plan of $6.3 million at December 31, 2007 is recognized in the accompanying statement of financial position as a current accrued pension liability of $0.3 million and a long-term accrued pension liability of $6.0 million. This also is the expected Company contribution to the plan, as it is unfunded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the components of the net periodic cost for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005

(In thousands)
Net Periodic Cost
Service Cost — Benefits Earned During Period	$38	$35	$25
Interest Cost	321	309	307
Amortization of Prior Service Cost	109	109	109
Amortization of Losses	4	5	—

Net Periodic Cost	$472	$458	$441

The assumptions used to determine the net periodic cost are as follows:

	2007	2006	2005

Discount Rate	5.75%	5.50%	5.75%
Future Average Compensation Increases	5.00%	5.00%	5.00%

The Company expects the benefits to be paid in each of the next five years to be $0.3 million and $1.7 million in the aggregate for the next five years after that. This also is the expected Company contribution to the plan, since the plan is unfunded.

Participants in the nonqualified supplemental retirement plan are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The measurement date for determining the plan obligation and cost is December 31. The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plans assets for the year ended December 31, 2007 and the accumulated benefit obligation at December 31, 2007 is as follows:

	December 31,	December 31,
	2007	2006

(In thousands)
Funded Status
Projected Benefit Obligation
Beginning of Year — January 1	$820	$856
Service Cost	6	6
Interest Cost	46	46
Actuarial Loss (Gain)	34	(46)
Benefits Paid	(47)	(42)

End of Year — December 31	$859	$820

Fair Value of Plan Assets
End of Year — December 31	$—	$—

Accumulated Benefit Obligation Recognized — December 31	$859	$820

The assumptions used to calculate the post retirement benefit obligation as of December 31, 2007 and 2006 are as follows:

	2007	2006

Discount Rate	5.75%	5.75%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the components of the net periodic cost for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005

(In thousands)
Net Periodic Cost
Service Cost — Benefits Earned During Period	$6	$6	$5
Interest Cost	46	46	40
Amortization of Prior Service Cost	34	34	37
Amortization of Losses	7	7	—

Net Periodic Cost	$93	$93	$82

The assumptions used to determine the net periodic cost are as follows:

	2007	2006	2005

Discount Rate	5.75%	5.50%	5.75%
Future Average Healthcare Benefit Increases	12.00%	12.00%	12.00%

The Company estimates that $0.03 million of prior Service Costs and $0.01 million of net losses in accumulated other comprehensive income for medical, dental and long-term care insurance benefits as of December 31, 2007 will be recognized as components of net periodic benefit cost during the year ended December 31, 2008 for the Plan. For measurement purposes, a 12% annual increase in the cost of health care benefits was assumed for 2007 and 2006 respectively, gradually decreasing to 5.0% in 2014 and years thereafter. A one percentage point increase in this rate would increase the post retirement benefit obligation by approximately $0.1 million, and a one percentage point decrease in this rate would decrease the post retirement benefit obligation by approximately $0.1 million. The Company expects the benefits to be paid in each of the next five years to be $0.05 million and $0.3 million in the aggregate for the next five years after that. This also is the expected Company contribution to the plan, as it is unfunded.

NOTE 7 —	SELECTED QUARTERLY FINANCIAL INFORMATION

The following table summarizes selected quarterly financial information for 2007 and 2006:

	Quarter Ended
	Dec. 31,	Sept. 29,	June 30,	March 31,	Dec. 31,	Sept. 30,	July 1,	April 1,
	2007	2007	2007	2007	2006	2006	2006	2006

(Unaudited)
(In thousands, except for per share data)
Sales	$36,273	$37,724	$41,368	$42,875	$28,920	$27,752	$28,832	$25,263
Gross Profit (sales less cost of products sold)	7,643	10,142	11,435	11,650	4,951	6,119	6,766	5,412
Income before Tax	3,389	5,869	6,654	7,086	1,004	2,423	3,126	2,206
Net Income	2,069	4,126	4,501	4,695	807	1,648	1,963	1,318
Basic Earnings per Share	0.25	0.51	0.56	0.58	0.10	0.21	0.25	0.17
Diluted Earnings per Share	0.24	0.48	0.53	0.56	0.10	0.20	0.24	0.16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 —	SALES BY GEOGRAPHIC REGION, MAJOR CUSTOMERS AND CANADIAN OPERATIONS

The following table summarizes the Company’s sales by geographic region:

	2007	2006	2005

(In thousands)
North America	$128,563	$89,089	$50,579
Asia	12,802	7,309	11,090
Europe	15,891	13,650	10,857
South America	632	469	863
Other	352	250	965

	$158,240	$110,767	$74,354

Sales recorded by the Company’s Canadian operations were $11.2 million in 2007 $8.6 million in 2006 and $7.6 million in 2005. Net income (loss) from this operation was $1.1 million in 2007, $(0.1) million in 2006 and $(0.4) million in 2005. Net Assets held outside of the United States total $2.2 million at December 31, 2007 and $0.5 million at December 31, 2006. The exchange gain (loss) included in determining net income for the years ended December 31, 2007, 2006 and 2005 was $0.0 million, $0.0 million and $0.1 million, respectively. Cumulative translation adjustments amounted to $1.3 million, $0.8 million and $0.8 million at December 31, 2007, 2006 and 2005 respectively.

The Company has a significant concentration of business with one major customer and the U.S. Government. Sales to Panasonic Avionics accounted for 27.7% of sales in 2007, 21.2% of sales in 2006 and 2.1% of sales in 2005. Accounts receivable from this customer at December 31, 2007 and 2006 were $4.0 million and $1.9 million, respectively. Sales to the U.S. Government accounted for 4.0% of sales in 2007, 6.5% of sales in 2006 and 10.8% of sales in 2005. Accounts receivable from the U.S. Government at December 31, 2007 and 2006 were $0.6 million and $0.6 million, respectively.

NOTE 9 —	COMMITMENTS AND CONTINGENCIES

The Company leases certain office and manufacturing facilities as well as equipment under various lease contracts with terms that meet the accounting definition of operating leases. These arrangements may include fair market renewal or purchase options. Rental expense for the years ended December 31, 2007, 2006 and 2005 was $1.8 million, $1.7 million and $2.1 million, respectively. The following table represents future minimum lease payment commitments as of December 31, 2007:

	2008	2009	2010	2011	2012

(In thousands)
Minimum Lease Payments	$635	$221	$8	$—	$—

From time to time the Company may enter into purchase agreements with suppliers under which there is a commitment to buy a minimum amount of product. Purchase commitments outstanding at December 31, 2007 were $21.5 million. These commitments are not reflected as liabilities in the Company’s Balance Sheet. The Company leases its operating facility in Redmond Washington. The lease is scheduled to expire in March of 2008, the Company expects the lease to be extended for up to five years per the lease agreement and is currently negotiating the terms of the extension.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the changes in the carrying amount of goodwill for 2007 and 2006:

	2007	2006

(In thousands)
Balance at January 1,	$2,668	$2,686
Foreign currency translations	380	(18)

Balance at December 31,	$3,048	$2,668

The following table summarizes acquired intangible assets as follows:

	December 31, 2007			December 31, 2006
	Weighted	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Average Life	Amount	Amortization	Amount	Amortization

(In thousands)
Patents	12 Years	$1,271	$289	$1,271	$190
Trade Names	N/A	553	—	553	—
Completed and Unpatented Technology	10 Years	487	142	487	93
Government Contracts	6 Years	347	168	347	111
Backlog	4 Years	314	285	314	243

Total Intangible Assets		$2,972	$884	$2,972	$637

Amortization is computed on the straight-line method for financial reporting purposes. Amortization expense was $0.2 million, $0.3 million and $0.3 million for 2007, 2006 and 2005 respectively. Amortization expense for each of the next five years will amount to approximately $0.2 million for each of the years ended December 31, 2008, 2009, 2010, 2011 and $0.1 million for 2012.

NOTE 11 —	WARRANTY

In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. The Company determines warranty reserves needed by product line based on experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	2007	2006	2005

(In thousands)
Balance at beginning of year	$823	$338	$82
Increase due to acquisitions	—	—	200
Warranties issued	751	492	103
Warranties settled	(410)	(7)	(47)

Balance at end of year	$1,164	$823	$338

NOTE 12 —	DISCONTINUED OPERATIONS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 —	BUSINESS COMBINATIONS

On February 3, 2005, the Company acquired substantially all of the assets of the General Dynamics — Airborne Electronic Systems (AES) business unit from a subsidiary of General Dynamics. Astronics acquired the business for $13.0 million in cash. The Company financed the acquisition and related costs by borrowing $7.0 million on its revolving line of credit and used $6.4 million of cash on hand. For the year ended December 31, 2005, AES had sales of $27.6 million and a pre-tax profit of $2.4 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

See the report appearing under item 8, Financial Statements and Supplemental Data on page 20 of this report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors is contained under the captions “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference to the 2008 Proxy.

The executive officers of the Company, their ages, their positions and offices with the Company, and the date each assumed their office with the Company, are as follows:

Name and Age		Year First
of Executive Officer	Positions and Offices with Astronics	Elected Officer

Peter J. Gundermann	President, Chief Executive Officer and Director of the Company	2001
Age 45
David C. Burney	Vice President-Finance, Treasurer, Secretary and Chief Financial	2003
Age 45	Officer of the Company

The principal occupation and employment for all executives listed above for the past five years has been with the Company.

The Company has adopted a Code of Business Conduct and Ethics that applies to the Chief Executive Officer, Chief Financial Officer as well as other directors, officers and employees of the Company. This Code of Business Conduct and Ethics is available upon request without charge by contacting Astronics Corporation, Investor Relations at (716) 805-1599. The Code of Business Conduct and Ethics is also available on the Investor Relations section of the Company’s website at www.astronics.com.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The documents filed as a part of this report are as follows:

1. The following financial statements are included:

(i)	Consolidated Statement of Earnings for the years ended December 31, 2007, December 31, 2006 and December 31, 2005
(ii)	Consolidated Balance Sheet as of December 31, 2007 and December 31, 2006
(iii)	Consolidated Statement of Cash Flows for the years ended December 31, 2007, December 31, 2006 and December 31, 2005
(iv)	Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2007, December 31, 2006 and December 31, 2005
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

3.	Exhibits

Exhibit No.		Description

3	(a)	Restated Certificate of Incorporation, as amended; incorporated by reference to exhibit 3(a) of the Registrant’s December 31, 1988 Annual Report on Form 10-K.
	(b)	By-Laws, as amended; incorporated by reference to exhibit 3(b) of the Registrant’s December 31, 1996 Annual Report on Form 10-K.
4	.1(a)	Unsecured $8,000,000 Credit Agreement with HSBC Bank USA, dated February 20, 2003; incorporated by reference to Exhibit 4.1 to the Registrant’s December 31, 2002 Annual Report on Form 10-K.
	(b)	Amendment numbers 1 and 3 dated March 18, 2005 incorporated by reference to Exhibit 4.1 to the registrant’s December 31, 2005 Annual Report on Form 10-K.
	(c)	Amendment numbers 2 and 4 dated March 31, 2005 incorporated by reference to Exhibit 4.1 to the registrant’s December 31, 2005 Annual Report on Form 10-K.
	(d)	Line of credit note dated March 31, 2005 filed herewith incorporated by reference to Exhibit 4.1 to the registrant’s December 31, 2005 Annual Report on Form 10-K.
	(e)	Amendment number 5 dated December 22, 2005 incorporated by reference to Exhibit 4.1 to the registrant’s December 31, 2005 Annual Report on Form 10-K.
	(f)	Secured $20,000,000 Credit Agreement with HSBC Bank USA, dated January 5, 2007 incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1, filed January 9, 2007.
	(g)	Amended $20,000,000 Credit Agreement with HSBC Bank USA, dated January 5, 2007 on July 15, 2007, increasing the revolving credit limit to $25,000,000 2007 incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1, filed July 26, 2007.
10	.1*	Restated Thrift and Profit Sharing Retirement Plan; incorporated by reference to exhibit 10.1 of the Registrant’s December 31, 1994 Annual Report on Form 10-KSB.
10	.2*	Incentive Stock Option Plan; incorporated by reference to the Registrant’s definitive proxy statement dated March 26, 1982.
10	.3*	Director Stock Option Plan; incorporated by reference to the Registrant’s definitive proxy statement dated March 16, 1984.

Exhibit No.		Description

10	.4*	1992 Incentive Stock Option Plan; incorporated by reference to the Registrant’s definitive proxy statement dated March 30, 1992.
10	.5*	1993 Director Stock Option Plan; incorporated by reference to the Registrant’s definitive proxy statement dated March 19, 1993.
10	.6*	1997 Director Stock Option Plan; incorporated by reference to the Registrant’s definitive proxy statement dated March 14, 1997.
10	.7*	2001 Stock Option Plan; incorporated by reference to the Registrant’s definitive proxy statement dated March 19, 2001.
10	.8*	Non-Qualified Supplemental Retirement Plan; incorporated by reference from the Registrant’s 1999 Annual Report on Form 10-K.
10.10		Tax Sharing Agreement Dated December 7, 2002 by and between MOD-PAC CORP. and the Registrant; Incorporated by reference to exhibit 10.1 of MOD-PAC CORP.’s Form 10/A registration statement dated January 28, 2003.
10	.12*	Employment Termination Benefits Agreement Dated December 16, 2003 between Astronics Corporation and Peter J. Gundermann, President and Chief Executive Officer of Astronics Corporation ; incorporated by reference from the Registrant’s 2003 Annual Report on Form 10-K.
10	.13*	Employment Termination Benefits Agreement Dated December 16, 2003 between Astronics Corporation and David C. Burney, Vice President and Chief Financial Officer of Astronics Corporation ; incorporated by reference from the Registrant’s 2003 Annual Report on Form 10-K.
10.14		Asset Purchase Agreement Dated February 3, 2005 between General Dynamics OTS (Aerospace), Inc. and Astronics Acquisition Corp. incorporated by reference to Exhibit 10.14 to the Registrant’s 2004 Annual Report on Form 10-K.
10	.15*	2005 Director Stock Option Plan incorporated by reference to Exhibit 10.15 to the Registrant’s 2004 Annual Report on Form 10-K.
21		Subsidiaries of the Registrant; filed herewith.
23		Consent of Independent Registered Public Accounting Firm; filed herewith.
31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002; filed herewith.
31.2		Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002; filed herewith.
32		Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; furnished herewith.

*	identifies a management contract or compensatory plan or arrangement as required by Item 15(a)(3) of Form 10-K.

SCHEDULE II

Valuation and Qualifying Accounts

		Balance at the		Charged to		Balance at
		Beginning of		Cost and	(Write-Offs)	End of
Year	Description	Period	Acquisitions	Expense	Recoveries	Period
(In thousands)

2007	Allowance for Doubtful Accounts	$314	$—	$230	$(30)	$514
	Reserve for Inventory Valuation	4,134	—	517	(569)	4,082
	Allowance for Notes Receivable	590	—	—	(590)	—
	Deferred Tax Valuation Allowance	313	—	456	—	769
	Warranty	823	—	751	(410)	1,164
2006	Allowance for Doubtful Accounts	365	—	17	(68)	314
	Reserve for Inventory Valuation	4,771	—	121	(758)	4,134
	Allowance for Notes Receivable	590	—	—	—	590
	Deferred Tax Valuation Allowance	297	—	16	—	313
	Program Loss Reserves	830	—	—	(830)	—
	Warranty	338	—	492	(7)	823
2005	Allowance for Doubtful Accounts	259	100	124	(118)	365
	Reserve for Inventory Valuation	684	3,972	140	(25)	4,771
	Allowance for Notes Receivable	590	—	—	—	590
	Deferred Tax Valuation Allowance	—	—	297	—	297
	Program Loss Reserves	—	3,739	—	(2,909)	830
	Warranty	82	200	103	(47)	338

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on March 12, 2008.

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

Signature	Title	Date

/s/ Raymond W. Boushie Raymond W. Boushie	Director	March 12, 2008

/s/ Robert T. Brady Robert T. Brady	Director	March 12, 2008

/s/ John B. Drenning John B. Drenning	Director	March 12, 2008

/s/ Peter J. Gundermann Peter J. Gundermann	Director	March 12, 2008

/s/ Kevin T. Keane Kevin T. Keane	Director	March 12, 2008

/s/ Robert J. McKenna Robert J. McKenna	Director	March 12, 2008