Form 10-Q
period 2008-03-29
ASTRONICS CORP
filed 2008-05-08
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 29, 2008
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                     to
Commission File Number 0-7087
ASTRONICS CORPORATION
(Exact name of registrant as specified in its charter)

New York
(State or other jurisdiction of	16-0959303
incorporation or organization)	(IRS Employer Identification Number)
130 Commerce Way, East Aurora, New York	14052
(Address of principal executive offices)	(Zip code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 29, 2008 8,176,848 shares of common stock were outstanding consisting of 6,871,624 shares of common stock ($.01 par value) and 1,305,224 shares of Class B common stock ($.01 par value).

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
ASTRONICS CORPORATION
Consolidated Balance Sheet
March 29, 2008
with Comparative Figures for December 31, 2007
(dollars in thousands except per share amounts)

	March 29, 2008	December 31, 2007
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$1,190	$2,818
Accounts Receivable, net of allowance for doubtful accounts of $504 in 2008 and $514 in 2007	25,483	20,720
Inventories	36,095	36,920
Prepaid Expenses	1,248	1,982
Deferred Income Taxes	1,684	1,581

Total Current Assets	65,700	64,021

Property, Plant and Equipment, at cost	47,021	46,078
Less Accumulated Depreciation and Amortization	16,838	15,995

Net Property, Plant and Equipment	30,183	30,083

Deferred Income Taxes	898	991
Intangible Assets, net of accumulated amortization of $943 in 2008 and $884 in 2007	2,029	2,088
Other Assets	3,508	3,890
Goodwill	2,975	3,048

Total Assets	$105,293	$104,121

See notes to consolidated financial statements.

ASTRONICS CORPORATION
Consolidated Balance Sheet
March 29, 2008
with Comparative Figures for December 31, 2007
(dollars in thousands except per share amounts)

	March 29, 2008	December 31, 2007
	(Unaudited)
Current Liabilities:
Current Maturities of Long-term Debt	$946	$951
Note Payable	6,300	7,300
Accounts Payable	8,824	7,667
Accrued Payroll and Employee Benefits	4,173	6,140
Customer Advance Payments and Deferred Revenue	7,591	7,822
Other Accrued Expenses	2,141	2,041

Total Current Liabilities	29,975	31,921

Long-term Debt	14,613	14,684
Supplemental Retirement Plan and Other Liabilities for Pension Benefits	6,824	6,808
Other Liabilities	1,542	1,476

Total Liabilities	52,954	54,889

Shareholders’ Equity:
Common Stock, $.01 par value, authorized 20,000,000 shares, issued 7,550,062 in 2008, 7,511,774 in 2007	75	75
Class B Stock, $.01 par value, authorized 5,000,000 shares, issued 1,411,036 in 2008, 1,421,240 in 2007	14	14
Additional Paid-in Capital	8,409	7,833
Accumulated Other Comprehensive Loss	(657)	(541)
Retained Earnings	48,217	45,570

	56,058	52,951
Less Treasury Stock: 784,250 shares in 2008 and 2007	3,719	3,719

Total Shareholders’ Equity	52,339	49,232

Total Liabilities and Shareholders’ Equity	$105,293	$104,121

See notes to consolidated financial statements.

ASTRONICS CORPORATION
Consolidated Statement of Income and Retained Earnings
Three Months Ended March 29, 2008
with Comparative Figures for 2007
(Unaudited)
(dollars in thousands except per share data)

	Three Months Ended
	March 29, 2008	March 31, 2007
Sales	$41,089	$42,875

Costs and Expenses:
Cost of products sold	32,590	31,225

Gross Profit	8,499	11,650

Selling, general and administrative expenses	4,209	4,276
Interest expense, net of interest income of $4 in 2008 and $- in 2007	205	296
Other expense (income)	15	(8)

Income Before Income Taxes	4,070	7,086
Provision for Income Taxes	1,423	2,391

Net Income	$2,647	$4,695

Retained Earnings:
Beginning of period	45,570	30,179

End of period	$48,217	$34,874

Earnings per share:
Basic	$0.32	$0.58

Diluted	$0.31	$0.56

See notes to consolidated financial statements.

ASTRONICS CORPORATION
Consolidated Statement of Cash Flows
Three Months Ended March 29, 2008
With Comparative Figures for 2007
(Unaudited)
(dollars in thousands)

	March 29,	March 31,
	2008	2007
Cash Flows from Operating Activities:
Net Income	$2,647	$4,695
Adjustments to Reconcile Net Income to Cash Used For Operating Activities:
Depreciation and Amortization	1,000	770
Provision for Non-Cash Losses on Inventory and Receivables	208	112
Stock Compensation Expense	186	151
Deferred Tax Provision (Benefit)	(6)	133
Other	59	—
Cash Flows from Changes in Operating Assets and Liabilities:
Accounts Receivable	(4,834)	(7,588)
Inventories	553	(1,368)
Prepaid Expenses	(324)	(490)
Accounts Payable	1,174	776
Accrued Expenses	(2,002)	(198)
Customer Advanced Payments and Deferred Revenue	(231)	(2,672)
Income Taxes	1,183	2,091
Supplemental Retirement and Other Liabilities	72	59

Cash Used For Operating Activities	(315)	(3,529)

Cash Flows from Investing Activities:
Capital Expenditures	(1,011)	(3,045)
Other	(34)	(32)

Cash Used For Investing Activities	(1,045)	(3,077)

Cash Flows from Financing Activities:
Principal Payments on Long-term Debt	(34)	(43)
Proceeds from Note Payable	3,100	9,600
Payments on Note Payable	(4,100)	(3,200)
Unexpended Industrial Revenue Bond Proceeds	376	—
Proceeds from Exercise of Stock Options	95	224
Income Tax Benefit from Exercise of Stock Options	295	178

Cash (Used For) Provided By Financing Activities	(268)	6,759

Effect of Exchange Rates on Cash	—	(29)

Net (Decrease) Increase in Cash and Cash Equivalents	(1,628)	124

Cash at Beginning of Period	2,818	222

Cash at End of Period	$1,190	$346

See notes to consolidated financial statements.

ASTRONICS CORPORATION
Notes to Consolidated Financial Statements
March 29, 2008
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.
Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” (SFAS 13) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.
We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to nonfinancial assets and nonfinancial liabilities. Nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those initially measured at fair value in a business combination. The impact of adopting SFAS 157 was not significant.
SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 29, 2008 (in thousands):

	Asset
	(Liability)	Level 1	Level 2	Level 3
Interest rate swap	(199)	—	(199)	—
Interest rate swaps are over-the-counter securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” (SFAS 159) which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We have adopted SFAS 159 and have elected not to measure any additional financial instruments and other items at fair value. Therefore, the adoption of SFAS 159 had no effect on our financial statements.

The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the three month period ended March 29, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
For further information, refer to the financial statements and footnotes thereto included in Astronics Corporation’s 2007 annual report on Form 10-K.
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
The Company accounts for its stock options following SFAS 123(R), “Share-Based Payment,” applying the modified prospective method. Under the modified prospective method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The Company uses a straight-line method of attributing the value of stock-based compensation expense, subject to minimum levels of expense, based on vesting. Stock compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Vesting requirements vary for directors, officers and key employees. In general, options granted to outside directors vest six months from the date of grant and options granted to officers and key employees straight line vest over a five-year period from the date of grant.
The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of the options was $8.53 for options granted during the three months ended March 29, 2008 and was $7.85 for options granted during the three months ended March 31, 2007. The following table provides the range of assumptions used to value stock options granted during the three months ended March 29, 2008 and March 31, 2007.

	Three Months Ended
	March 29, 2008	March 31, 2007

Expected volatility	0.376	0.340
Risk-free rate	3.04%	4.50%
Expected dividends	0.00%	0.00%
Expected term (in years)	7 Years	7 Years
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
The table below reflects the impact stock compensation expense had on net earnings for the three months ended March 29, 2008 compared to the three months ended March 31, 2007 as follows:

	Three Months Ended
	March 29,	March 31,
(in thousands)	2008	2007

Stock compensation expense	$186	$151
Tax benefit	(14)	(14)

Stock compensation expense, net of tax	$172	$137

A summary of the Company’s stock option activity and related information for the three months ended March 29, 2008 is as follows:

		Weighted Average
	Number of	Exercise Price	Aggregate
(Aggregate intrinsic value in thousands)	Options	per option	Intrinsic Value

Outstanding at December 31, 2007	797,239	$8.80	$8,472
Options Granted	12,500	19.11	4
Options Exercised	(29,288)	4.74	(430)

Outstanding at March 29, 2008	780,451	$9.12	$8,046

Exercisable at March 29, 2008	578,671	$7.27	$7,037

The aggregate intrinsic value in the preceding table represents the total pretax option holder’s intrinsic value, based on the Company’s closing stock price of Common Stock of $19.43 as of March 29, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.
The fair value of options vested since December 31, 2007 is $0.1 million. At March 29, 2008, total compensation costs related to non-vested awards not yet recognized amounts to $1.3 million and will be recognized over a weighted average period of 2.2 years.
The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of March 29, 2008:

	Outstanding			Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining Life	Average		Exercise
Exercise Price Range	Shares	in Years	Exercise Price	Shares	Price

$5.09-$7.65	518,695	5.30	$5.62	442,167	$5.61
$9.83-$13.41	145,224	6.15	10.63	101,136	10.98
$17.36-$19.11	89,342	8.95	17.67	35,368	17.53
$39.81	27,190	9.73	39.81	—	—

	780,451	6.03	$9.12	578,671	$7.27

In addition to the options discussed above, the Company has established the Employee Stock Purchase Plan to encourage employees to invest in Astronics Corporation. The plan provides employees that have been with the Company for at least a year the opportunity to invest up to 20% of their cash compensation (up to an annual maximum of approximately $21,000) in Astronics common stock at a price equal to 85% of the fair market value of the Astronics common stock, determined each October 1. Employees are allowed to enroll annually. Employees indicate the number of shares they wish to obtain through the program and their intention to pay for the shares through payroll deductions over the annual cycle of October 1 through September 30. Employees can withdraw anytime during the annual cycle, and all money withheld from the employees pay is returned with interest. If an employee remains enrolled in the program, enough money will have been withheld from the employees’ pay during the year to pay for all the shares that the employee opted for under the program. At March 29, 2008, employees had subscribed to purchase approximately 18,700 shares at $37.38 per share on September 30, 2008. The fair value of these options is $11.39 per option.
3) Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill for 2008 and 2007:

	March 29,	December 31,
(in thousands)	2008	2007

Balance beginning of period	$3,048	$2,668
Foreign currency translations	(73)	380

Balance end of period	$2,975	$3,048

The following table summarizes acquired intangible assets as follows:

		March 29, 2008		December 31, 2007
	Weighted	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in thousands)	Average Life	Amount	Amortization	Amount	Amortization

Patents	12 Years	$1,271	$314	$1,271	$289
Trade Names	N/A	553	—	553	—
Completed and Unpatented Technology	10 Years	487	154	487	142
Government Contracts	6 Years	347	183	347	168
Backlog	4 Years	314	292	314	285

Total Intangible Assets		$2,972	$943	$2,972	$884

Amortization is computed on the straight-line method for financial reporting purposes. Amortization expense was $0.1 million and $0.1 million for the three months ended March 29, 2008 and March 31, 2007, respectively. Amortization expense for each of the next five years will amount to approximately $0.2 million for each of the years ended December 31, 2008, 2009, 2010, 2011 and $0.1 million for 2012.
4) Inventories
Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

	March 29,	December 31,
(in thousands)	2008	2007

Finished Goods	$5,209	$7,226
Work in Progress	8,801	8,553
Raw Material	22,085	21,141

	$36,095	$36,920

5) Comprehensive Income and Accumulated Other Comprehensive Income
The components of comprehensive income are as follows:

	Three Months Ended
	March 29,	March 31,
(in thousands)	2008	2007

Net income	$2,647	$4,695
Other comprehensive income:
Foreign currency translation adjustments	(112)	39
Accumulated Retirement Liability Adjustment, net of tax of $17 in 2008 and $15 in 2007	28	23
Loss on derivatives, net of tax of $18 in 2008 and $6 in 2007	(32)	(6)

Comprehensive income	$2,531	$4,751

The components of accumulated other comprehensive income (loss) is as follows:

	March 29,	December 31,
(in thousands)	2008	2007

Accumulated foreign currency translation	$1,153	$1,265
Accumulated retirement liability adjustment	(1,682)	(1,710)
Accumulated loss on derivative adjustment	(128)	(96)

Accumulated other comprehensive income	$(657)	$(541)

6) Earnings Per Share
The following table sets forth the computation of earnings per share:

	Three Months Ended
	March 29,	March 31,
(in thousands, except per share data)	2008	2007

Net Income	$2,647	$4,695

Basic earnings per share weighted average shares	8,168	8,054
Net effect of dilutive stock options	425	400

Diluted earnings per share weighted average shares	8,593	8,454

Basic earnings per share	$0.32	$0.58

Diluted earnings per share	$0.31	$0.56

7) Supplemental Retirement Plan and Related Post Retirement Benefits
The Company has a non-qualified supplemental retirement defined benefit plan for certain executives. The following table sets forth information regarding the net periodic pension cost for the plan.

	Three Months Ended
	March 29,	March 31,
(in thousands)	2008	2007

Service cost	$12	$10
Interest cost	89	80
Amortization of prior service cost	27	27
Amortization of net actuarial losses	7	1

Net periodic cost	$135	$118

Participants in the non-qualified supplemental retirement plan are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The following table sets forth information regarding the net periodic cost recognized for those benefits:

	Three Months Ended
	March 29,	March 31,
(in thousands)	2008	2007

Service cost	$2	$2
Interest cost	12	11
Amortization of prior service cost	8	8
Amortization of net actuarial losses	2	2

Net periodic cost	$24	$23

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

In the future, should the Company need to accrue a liability for unrecognized tax benefits, any interest associated with that liability will be recorded as interest expense. Penalties, if any, would be recognized as operating expenses. There are no penalties or interest liability accrued as of March 29, 2008. In years previous, any interest and penalties were insignificant and recorded as income tax expense. The years under which we conducted our evaluation coincided with the tax years currently still subject to examination by major federal and state tax jurisdictions, those being 2007, 2006, 2005 and 2004.
Prior to the adoption of FIN 48, the Company recorded accruals for tax contingencies and related interest when it was probable that a liability had been incurred and the amount of the contingency could be reasonably estimated based on specific events such as an audit or inquiry by a taxing authority.
9) Sales To Major Customers
The Company has a significant concentration of business with two customers. Sales to Panasonic Avionics Corporation amounted to approximately 26% and 29% of revenue during the first quarter 2008 and 2007, respectively. Accounts receivable from this customer amounted to $3.7 and $4.0 million as of March 29, 2008 and December 31, 2007, respectively.
Sales to Air Canada amounted to approximately 2% and 12% of revenue during the first quarter 2008 and 2007, respectively.
10) Product Warranties
In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. The Company determines warranty reserves needed by product line based on experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended
	March 29,	March 31,
(in thousands)	2008	2007

Balance at beginning of period	$1,164	$823
Warranties issued	130	372
Warranties settled	(198)	(64)

Balance at end of period	$1,096	$1,131

11) Long Term Debt and Notes Payable
Long-term debt consists of the following:

	March 29,	December 31,
(In thousands)	2008	2007
Note Payable at Canadian Prime payable $15 monthly through 2016 plus interest (Canadian prime was 5.25% and 6.00% at March 29, 2008 and December 31, 2007, respectively)	$1,368	$1,438
Series 1998 Industrial Revenue Bonds issued through the Business Finance Authority of the State of New Hampshire payable $400 annually through 2018 with interest reset weekly (2.4% and 3.65% at March 29, 2008 and December 31, 2007, respectively)	4,450	4,450
Series 1999 Industrial Revenue Bonds issued through the Erie County, New York Industrial Development Agency payable $350 annually through 2019 with interest reset weekly (2.4% and 3.55% at March 29, 2008 and December 31, 2007, respectively)	3,645	3,645
Series 2007 Industrial Revenue Bonds issued through the Erie County, New York Industrial Development Agency payable $260 in 2010 and $340 from 2011 through 2027 with interest reset weekly (2.0% and 3.55% at March 29, 2008 and December 31, 2007, respectively)	6,000	6,000
Other	96	102

	15,559	15,635
Less current maturities	946	951

	$14,613	$14,684

Principal maturities of long-term debt are approximately $1.0 million in 2008 and 2009, $1.2 million in 2010 and $1.3 million in 2011 thru 2012.
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
At March 29, 2008 the Company had $6.3 million outstanding on its revolving $25 million credit facility; interest at bank prime less up to 25 basis points or LIBOR plus between 87.5 and 175 basis points. The Company is also required to pay a commitment fee of between 0.125% and 0.30% on the unused portion of the line limit borrowing availability for the previous quarter. The Company may allocate up to $0.5 million of its availability for the issuance of new letters of credit. March 29, 2008, the Company had available $18.7 million on the facility. This credit facility is collateralized by accounts receivable and inventory. The Company believes it will continue to be compliant in the future with all the credit facility covenants.
12) New Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (SFAS No. 141R). SFAS No. 141R provides revised guidance on how acquirors recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. Absent an acquisition, the Company believes that SFAS No. 141R will have no impact on its consolidated financial position and results of operations.
In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact SFAS No. 161 will have on its financial statement disclosures.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10-K for the year ended December 31, 2007.)
The following table sets forth income statement data as a percent of net sales:

	Three Months Ended
	March 29,	March 31,
	2008	2007

Sales	100.0%	100.0%
Cost of products sold	79.3	72.8

Gross Profit	20.7	27.2

Selling, general and administrative and other expense	10.3	10.0
Interest expense	0.5	0.7

Total Selling, general and administrative, interest and other expense	10.8	10.7

Income before taxes	9.9%	16.5%

SALES
Sales for the first quarter of 2008 decreased 4.2% to $41.1 million compared to $42.9 million for the same period last year. In general the overall aerospace markets continue to be strong. Sales to the commercial transport market were $23.9 million, compared to $28.6 million for the same period of 2007, a decrease of $4.7 million or 16.5%. The decrease was a result of lower demand by global commercial airlines for in-flight entertainment systems and in-seat power systems that utilize our cabin electronics technology. Sales to the business jet market were $9.1 million, up $1.3 million, or 17.6%, compared to sales of $7.8 million for the same period in 2007. The increase was due primarily to increased production rates for new programs such as the Eclipse 500. Sales to the military market were $7.8 million compared to $6.2 million last year, an increase of $1.6 million or 26.0%. The increase was primarily caused by increased volume related to new build aircraft as well as increased military spares shipments as compared with the same period last year.
EXPENSES AND MARGINS
Cost of products sold as a percentage of sales increased to 79.3% for the first quarter of 2008 as compared to 72.8% for the same period last year. The decreased margins were the result of decreased operating leverage caused by lower sales volume and increased infrastructure costs to increase capacity, product mix and a $1.5 million increase to engineering and development expenses which are reflected in cost of products sold.
Selling, general and administrative and other (SG&A) expenses were $4.2 million in the first quarter of 2008, down from $4.3 million in the same period last year. As a percent of sales, SG&A expense was 10.3% for the first quarter of 2008 as compared to 10.0% for the same period in 2007 as sales decreased with SG&A remaining relatively flat.
Net interest expense for the first quarter of 2008 was $0.2 million compared to 2007 which was $0.3 million. Net interest expense decreased due primarily to lower interest rates and debt levels compared to prior years.
TAXES
The effective income tax rate for the first quarter of 2008 was 35.0% compared to 33.7% last year. The change in the effective rate in 2008 was due primarily to increases in permanent differences which do not provide tax benefits and increases in foreign and state taxes.
NET INCOME AND EARNINGS
Net income for the first quarter of 2008 was $2.6 million or $0.31 per diluted share, a decrease of $2.1 million from $4.7 million, or $0.56 per diluted share in the first quarter of 2007. The earnings per share decrease is due primarily to the decrease in net income and was not significantly impacted by a change in shares outstanding.

LIQUIDITY
Cash used for operating activities totaled $0.3 million during the first three months of 2008, as compared with $3.5 million of cash used by operations during the first three months of 2007. The change was due primarily to the change in net income being offset by changes in the investment in net working capital components.
Cash used in investing activities was $1.0 million in the first three months of 2008, a decrease of $2.1 million when compared to $3.1 million used in the first three months of 2007. This decrease was primarily due to the 2007 facility expansion in East Aurora, NY.
In the first three months of 2008 cash used by financing activities totaled $0.3 million. During the quarter, the Company paid down its net borrowings from its revolving credit facility $1.0 million.
Our expectation for 2008 is that capital equipment expenditures will approximate $6.0 million to $8.0 million. Future capital requirements depend on numerous factors, including expansion of existing product lines and introduction of new products. Management believes that the Company’s cash flow from operations and revolving credit facility will be sufficient to provide funding for future capital requirements.
BACKLOG
The Company’s backlog at March 29, 2008 was $97.1 million compared with $97.0 million at March 31, 2007.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The Company’s contractual obligations and commercial commitments have not changed materially from disclosures in the Company’s Form 10-K for the year ended December 31, 2007.
MARKET RISK
Risk due to fluctuation in interest rates is a function of the Company’s floating rate debt obligations, which total approximately $21.9 million at March 29, 2008 and $22.9 million at December 31, 2007. To offset this exposure, the Company entered into an interest rate swap in February 2006, on its Series 1999 New York Industrial Revenue Bond which effectively fixes the rate at 3.99% on this $3.6 million obligation through January 2016. As a result, a change of 1% in interest rates would impact annual net income by approximately $0.1 million.
There have been no material changes in the current year regarding the market risk information for its exposure to currency exchange rates. The Company believes it has limited exposure to fluctuation in Canadian currency exchange rates to the U.S. dollar.
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for a complete discussion of the Company’s market risk.
CRITICAL ACCOUNTING POLICIES
Refer to the Company’s annual report on Form 10-K for the year ended December 31, 2007 for a complete discussion of the Company’s critical accounting policies. Other than the adoption of SFAS No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (see Note 1 of the Notes to Consolidated Financial Statements) there have been no significant changes in the current year regarding critical accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (SFAS No. 141R). SFAS No. 141R provides revised guidance on how acquirors recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. Absent an acquisition, the Company believes that SFAS No. 141R will have no impact on its consolidated financial position and results of operations.
In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact SFAS No. 161 will have on its financial statement disclosures.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Market Risk in Item 2, above.
Item 4. Controls and Procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 29, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 29, 2008.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     None.
Item 1a Risk Factors.
In addition to other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or results of operations. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.
The Company has a significant concentration of business with Panasonic Avionics Corporation. A significant reduction in sales would negatively impact our sales and earnings. We provide Panasonic with cabin electronics products which, in total were approximately 26% of revenue during the 1st quarter of 2008.
Item 2. Unregistered sales of equity securities and use of proceeds.
     (c) The following table summarizes the Company’s purchases of its common stock for the quarter ended March 29, 2008:

			(c) Total number of	(d) Maximum
	(a) Total		shares Purchased as	Number of Shares
	number of	(b) Average	part of Publicly	that May Yet Be
	shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs
January 1 – January 26, 2008	—	—	—	432,956
January 27 – February 23, 2008	—	—	—	432,956
February 24 – March 29, 2008	—	—	—	432,956
Total	—	—	—	432,956
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

ASTRONICS CORPORATION (Registrant)
Date: May 8, 2008	By:	/s/ David C. Burney
David C. Burney
Vice President-Finance and Treasurer (Principal Financial Officer)