Form 10-Q
period 2008-06-28
ASTRONICS CORP
filed 2008-08-05
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 28, 2008 or

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
Yes ☐ No ☑
As of June 28, 2008 8,186,293 shares of common stock were outstanding consisting of 6,887,291 shares of common stock ($.01 par value) and 1,299,002 shares of Class B common stock ($.01 par value).

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ASTRONICS CORPORATION
Consolidated Balance Sheet
June 28, 2008
with Comparative Figures for December 31, 2007
(dollars in thousands except per share amounts)

	June 28,	December 31,
	2008	2007
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$2,227	$2,818
Accounts Receivable, net of allowance for doubtful accounts of $492 in 2008 and $514 in 2007	29,567	20,720
Inventories	37,645	36,920
Prepaid Expenses	1,132	1,982
Deferred Income Taxes	1,838	1,581

Total Current Assets	72,409	64,021

Property, Plant and Equipment, at cost	48,118	46,078
Less Accumulated Depreciation and Amortization	17,685	15,995

Net Property, Plant and Equipment	30,433	30,083

Deferred Income Taxes	899	991
Intangible Assets, net of accumulated amortization of $1,001 in 2008 and $884 in 2007	1,971	2,088
Other Assets	3,410	3,890
Goodwill	2,999	3,048

Total Assets	$112,121	$104,121

See notes to consolidated financial statements.

ASTRONICS CORPORATION
Consolidated Balance Sheet
June 28, 2008
with Comparative Figures for December 31, 2007
(dollars in thousands except per share amounts)

	June 28, 2008	December 31, 2007
	(Unaudited)
Current Liabilities:
Current Maturities of Long-term Debt	$948	$951
Note Payable	3,000	7,300
Accounts Payable	11,618	7,667
Accrued Payroll and Employee Benefits	5,942	6,140
Customer Advance Payments and Deferred Revenue	6,617	7,822
Other Accrued Expenses	2,375	2,041
Income Taxes Payable	1,306	—

Total Current Liabilities	31,806	31,921

Long-term Debt	14,175	14,684
Supplemental Retirement Plan and Other Liabilities for Pension Benefits	6,841	6,808
Other Liabilities	1,443	1,476

Total Liabilities	54,265	54,889

Shareholders’ Equity:
Common Stock, $.01 par value, authorized 20,000,000 shares, issued 7,565,729 in 2008, 7,511,744 in 2007	76	75
Class B Stock, $.01 par value, authorized 5,000,000 shares, issued 1,404,814 in 2008, 1,421,240 in 2007	14	14
Additional Paid-in Capital	8,708	7,833
Accumulated Other Comprehensive Loss	(556)	(541)
Retained Earnings	53,333	45,570

	61,575	52,951

Less Treasury Stock: 784,250 shares in 2008 and 2007	3,719	3,719

Total Shareholders’ Equity	57,856	49,232

Total Liabilities and Shareholders’ Equity	$112,121	$104,121

See notes to consolidated financial statements.

ASTRONICS CORPORATION
Consolidated Statement of Income and Retained Earnings
Six Months Ended June 28, 2008
with Comparative Figures for 2007
(Unaudited)
(dollars in thousands except per share data)

	Six Months Ended		Three Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Sales	$88,978	$84,243	$47,889	$41,368

Costs and Expenses:
Cost of products sold	68,356	61,158	35,766	29,933

Gross Profit	20,622	23,085	12,123	11,435

Selling, general and administrative expenses	8,522	8,680	4,313	4,404
Interest expense, net of interest income	372	676	167	380
Other (income) expense	13	(11)	(2)	(3)

Income Before Income Taxes	11,715	13,740	7,645	6,654
Provision for Income Taxes	3,952	4,544	2,529	2,153

Net Income	7,763	9,196	$5,116	$4,501

Retained Earnings:
Beginning of period	45,570	30,179

End of period	$53,333	$39,375

Earnings per share:
Basic	$0.95	$1.14	$0.63	$0.56

Diluted	$0.91	$1.08	$0.60	$0.53

See notes to consolidated financial statements

ASTRONICS CORPORATION
Consolidated Statement of Cash Flows
Six Months Ended June 28, 2008
With Comparative Figures for 2007
(Unaudited)
(dollars in thousands)

	June 28,	June 30,
	2008	2007
Cash Flows from Operating Activities:
Net Income	$7,763	$9,196
Adjustments to Reconcile Net Income to Cash Provided by (Used For) Operating Activities:
Depreciation and Amortization	2,009	1,571
Provision for Non-Cash Reserves on Inventory and Receivables	400	(69)
Stock Compensation Expense	417	387
Deferred Tax Benefit	(202)	(362)
Other	15	(181)
Cash Flows from Changes in Operating Assets and Liabilities:
Accounts Receivable	(8,937)	(10,669)
Inventories	(1,125)	(5,783)
Prepaid Expenses	(273)	(694)
Accounts Payable	3,961	799
Accrued Expenses	141	1,285
Customer Advanced Payments and Deferred Revenue	(1,205)	(1,525)
Income Taxes	2,346	1,200
Supplemental Retirement and Other Liabilities	125	116

Cash Provided By (Used For) Operating Activities	5,435	(4,729)

Cash Flows from Investing Activities:
Capital Expenditures	(2,130)	(5,917)
Other	(53)	(61)

Cash Used For Investing Activities	(2,183)	(5,978)

Cash Flows from Financing Activities:
New Long-term Debt	—	6,000
Unexpended Industrial Bond Proceeds	482	(1,455)
Principal Payments on Long-term Debt	(484)	(492)
Proceeds from Note Payable	4,100	18,000
Payments on Note Payable	(8,400)	(10,800)
Proceeds from Exercise of Stock Options	164	230
Income Tax Benefit from Exercise of Stock Options	295	178

Cash (Used For) Provided By Financing Activities	(3,843)	11,661

Effect of Exchange Rates on Cash	—	4

Net (Decrease) Increase in Cash and Cash Equivalents	(591)	958

Cash at Beginning of Period	2,818	222

Cash at End of Period	$2,227	$1,180

See notes to consolidated financial statements.

ASTRONICS CORPORATION
Notes to Consolidated Financial Statements
June 28, 2008
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
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 28, 2008 (in thousands):

	Asset
	(Liability)	Level 1	Level 2	Level 3
Interest rate swaps	(133)	—	(133)	—
Interest rate swaps are over-the-counter securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” (SFAS 159) which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We have adopted SFAS 159 and have elected not to measure any additional financial instruments and other items at fair value. Therefore, the adoption of SFAS 159 had no effect on our financial statements.

The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the six month period ended June 28, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
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
The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of the options was $8.53 for options granted during the six months ended June 28, 2008 and was $7.85 for options granted during the six months ended June 30, 2007. The following table provides the range of assumptions used to value stock options granted during the six months ended June 28, 2008 and June 30, 2007.

	Six Months Ended
	June 28, 2008	June 30, 2007

Expected volatility	0.376	0.340
Risk-free rate	3.04%	4.50%
Expected dividends	0.00%	0.00%
Expected term (in years)	7 Years	7 Years
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
The table below reflects the impact stock compensation expense had on net earnings for the three and six months ended June 28, 2008 compared to the three and six months ended June 30, 2007 as follows:

	Six Months Ended		Three Months Ended
(in thousands)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Stock compensation expense	$417	$387	$231	$235
Tax benefit	(45)	(59)	(31)	(45)

Stock compensation expense, net of tax	$372	$328	$200	$190

A summary of the Company’s stock option activity and related information for the six months ended June 28, 2008 is as follows:

		Weighted Average
	Number of	Exercise Price	Aggregate
(Aggregate intrinsic value in thousands)	Options	per option	Intrinsic Value

Outstanding at December 31, 2007	797,239	$8.80	$5,007
Options Granted	12,500	19.11	(50)
Options Exercised	(38,733)	5.36	(377)

Outstanding at June 28, 2008	771,006	$9.14	$4,580

Exercisable at June 28, 2008	570,956	$7.29	$4,448

The aggregate intrinsic value in the preceding table represents the total pretax option holder’s intrinsic value, based on the Company’s closing stock price of Common Stock of $15.08 as of June 28, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.
The fair value of options vested since December 31, 2007 is $0.1 million. At June 28, 2008, total compensation costs related to non-vested awards not yet recognized amounts to $1.2 million and will be recognized over a weighted average period of 2.1 years.
The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of June 28, 2008:

	Outstanding			Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining Life	Average		Exercise
Exercise Price Range	Shares	in Years	Exercise Price	Shares	Price

$5.09-$7.65	511,862	5.1	5.62	435,334	5.61
$9.83-$13.41	143,424	5.9	10.64	100,416	10.99
$17.36-$19.11	88,530	8.7	17.68	35,206	17.53
$39.81	27,190	9.5	39.81	—	—

	771,006			570,956

In addition to the options discussed above, the Company has established the Employee Stock Purchase Plan to encourage employees to invest in Astronics Corporation. The plan provides employees that have been with the Company for at least a year the opportunity to invest up to 20% of their cash compensation (up to an annual maximum of approximately $21,000) in Astronics common stock at a price equal to 85% of the fair market value of the Astronics common stock, determined each October 1. Employees are allowed to enroll annually. Employees indicate the number of shares they wish to obtain through the program and their intention to pay for the shares through payroll deductions over the annual cycle of October 1 through September 30. Employees can withdraw anytime during the annual cycle, and all money withheld from the employees pay is returned with interest. If an employee remains enrolled in the program, enough money will have been withheld from the employees’ pay during the year to pay for all the shares that the employee opted for under the program. At June 28, 2008, employees had subscribed to purchase approximately 15,359 shares at $37.38 per share on September 30, 2008. The fair value of these options is $11.39 per option.
3) Goodwill and Intangible Assets
     The following table summarizes the changes in the carrying amount of goodwill for 2008 and 2007:

	June 28,	December 31,
(in thousands)	2008	2007

Balance beginning of period	$3,048	$2,668
Foreign currency translations	(49)	380

Balance end of period	$2,999	$3,048

The following table summarizes acquired intangible assets as follows:

		June 28, 2008		December 31, 2007
	Weighted	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in thousands)	Average Life	Amount	Amortization	Amount	Amortization

Patents	12 Years	$1,271	$339	$1,271	$289
Trade Names	N/A	553	—	553	—
Completed and Unpatented Technology	10 Years	487	166	487	142
Government Contracts	6 Years	347	198	347	168
Backlog	4 Years	314	298	314	285

Total Intangible Assets		$2,972	$1,001	$2,972	$884

Amortization is computed on the straight-line method for financial reporting purposes. Amortization expense was $0.1 million and $0.1 million for the three months ended June 28, 2008 and June 30, 2007 respectively and was $0.1 million and $0.1 million for the six months ended June 28, 2008 and June 30, 2007 respectively. Amortization expense for each of the next five years will amount to approximately $0.2 million for each of the years ended December 31, 2008, 2009, 2010, 2011 and $0.1 million for 2012.
4) Inventories
Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

	June 28,	December 31,
(in thousands)	2008	2007

Finished Goods	$5,031	$7,226
Work in Progress	10,099	8,553
Raw Material	22,515	21,141

	$37,645	$36,920

5) Comprehensive Income and Accumulated Other Comprehensive Income
The components of comprehensive income are as follows:

	Six Months Ended		Three Months Ended
	June 28,	June 30,	June 28,	June 30,
(in thousands)	2008	2007	2008	2007

Net income	$7,763	$9,196	$5,116	$4,501
Other comprehensive income:
Foreign currency translation adjustments	(82)	238	30	199
Accumulated Retirement Liability Adjustment	56	48	28	25
Gain (Loss) on derivatives	11	32	(43)	38

Comprehensive income	$7,748	$9,514	$5,131	$4,763

The components of accumulated other comprehensive income (loss) is as follows:

	June 28,	December 31,
(in thousands)	2008	2007

Accumulated foreign currency translation	$1,183	$1,265
Accumulated retirement liability adjustment	(1,654)	(1,710)
Accumulated loss on derivative adjustment	(85)	(96)

Accumulated other comprehensive income	$(556)	$(541)

6) Earnings Per Share
The following table sets forth the computation of earnings per share:

	Six Months Ended		Three Months Ended
	June 28,	June 30,	June 28,	June 30,
(in thousands, except per share data)	2008	2007	2008	2007

Net Income	$7,763	$9,196	$5,116	$4,501

Basic earnings per share weighted average shares	8,174	8,060	8,180	8,065
Net effect of dilutive stock options	369	434	313	470

Diluted earnings per share weighted average shares	8,543	8,494	8,493	8,535

Basic earnings per share	$0.95	$1.14	$0.63	$0.56
Diluted earnings per share	$0.91	$1.08	$0.60	$0.53
7) Supplemental Retirement Plan and Related Post Retirement Benefits
The Company has a non-qualified supplemental retirement defined benefit plan for certain executives. The following table sets forth information regarding the net periodic pension cost for the plan.

	Six Months Ended		Three Months Ended
	June 28,	June 30,	June 28,	June 30,
(in thousands)	2008	2007	2008	2007

Service cost	$24	$20	$12	$10
Interest cost	178	160	89	80
Amortization of prior service cost	54	54	27	27
Amortization of net actuarial losses	14	2	7	1

	$270	$236	$135	$118

Participants in the non-qualified supplemental retirement plan are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The following table sets forth information regarding the net periodic cost recognized for those benefits:

	Six Months Ended		Three Months Ended
	June 28,	June 30,	June 28,	June 30,
(in thousands)	2008	2007	2008	2007

Service cost	$4	$4	$2	$2
Interest cost	24	22	12	11
Amortization of prior service cost	16	16	8	8
Amortization of net actuarial losses	4	4	2	2

	$48	$46	$24	$23

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
There are no penalties or interest liability accrued as of June 28, 2008. In years previous, any interest and penalties were insignificant and recorded as income tax expense. The years under which we conducted our evaluation coincided with the tax years currently still subject to examination by major federal and state tax jurisdictions, those being 2007, 2006, 2005 and 2004.
Prior to the adoption of FIN 48, the Company recorded accruals for tax contingencies and related interest when it was probable that a liability had been incurred and the amount of the contingency could be reasonably estimated based on specific events such as an audit or inquiry by a taxing authority.
9) Sales To Major Customers
The Company has a significant concentration of business with one customer. Sales to Panasonic Avionics Corporation amounted to approximately 24% and 29% of revenue during the three months ended June 28, 2008 and June 30, 2007, respectively, and approximately 25% and 29% of revenue during the six months ended June 28, 2008 and June 30, 2007, respectively. Accounts receivable from this customer amounted to $6.1 million and $4.0 million as of June 28, 2008 and December 31, 2007, respectively.
Sales to Air Canada amounted to approximately 2% and 8% of revenue during the three months ended June 28, 2008 and June 30, 2007 respectively and approximately 2% and 10% of revenue during the six months ended June 28, 2008 and June 30, 2007 respectively.
10) Product Warranties
In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. The Company determines warranty reserves needed by product line based on experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Six Months Ended		Three Months Ended
	June 28,	June 30,	June 28,	June 30,
(in thousands)	2008	2007	2008	2007

Balance at beginning of period	$1,164	$823	$1,096	$1,131
Warranties issued	481	673	351	301
Warranties settled	(446)	(193)	(248)	(129)

Balance at end of period	$1,199	$1,303	$1,199	$1,303

11) Contractual Obligations and Commitments
In the second quarter of 2008, the Company finalized the renewal for the Astronics AES building lease. The lease is effective from April 1, 2008 through March 31, 2013. Rent expense under this lease agreement will approximate $1.3 million in 2008, $1.7 million in 2009, $1.8 million each in 2010 and 2011, $1.9 million for 2012 and $0.5 million for 2013. The following table represents future minimum lease payment commitments:

(In thousands)	2008	2009	2010	2011	2012
Minimum Lease Payments	$1,935	$1,921	$1,808	$1,800	$1,900

Other than the renewal of the building lease discussed above, the Company’s contractual obligations and commercial commitments have not changed materially from those disclosed in the Company’s Form 10-K for the year ended December 31, 2007.

12) Long Term Debt and Notes Payable
Long-term debt consists of the following:

	June 28,	December 31,
(In thousands)	2008	2007
Note Payable at Canadian Prime payable $15 monthly through 2016 plus interest (Canadian prime was 4.75% and 6.00% at June 28, 2008 and December 31, 2007, respectively)	$1,339	$1,438
Series 1998 Industrial Revenue Bonds issued through the Business Finance Authority of the State of New Hampshire payable $400 annually through 2018 with interest reset weekly (1.90% and 3.65% at June 28, 2008 and December 31, 2007, respectively)	4,050	4,450
Series 1999 Industrial Revenue Bonds issued through the Erie County, New York Industrial Development Agency payable $350 annually through 2019 with interest reset weekly (1.70% and 3.55% at June 28, 2008 and December 31, 2007, respectively)	3,645	3,645
Series 2007 Industrial Revenue Bonds issued through the Erie County, New York Industrial Development Agency payable $260 in 2010 and $340 from 2011 through 2027 with interest reset weekly (1.70% and 3.55% at June 28, 2008 and December 31, 2007, respectively)	6,000	6,000
Other	89	102

	15,123	15,635
Less current maturities	948	951

	$14,175	$14,684

Principal maturities of long-term debt are expected to be approximately $1.0 million in 2008 and 2009, $1.2 million in 2010 and $1.3 million in 2011 thru 2012.
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
The Company entered into a $60 million Senior Secured Revolving Credit Facility Agreement between the Company and HSBC Bank USA National Association dated as of May 13, 2008. This revolving credit facility replaces the Company’s previously existing credit facility entered into on January 5, 2007, which was amended on July 25, 2007 increasing the borrowing capacity of the facility to $25 million.
Pursuant to the Revolving Credit Facility, which matures on May 13, 2013, the Company’s borrowing availability was increased from $25 million to $60 million. At June 28, 2008 the Company had $3.0 million outstanding on the Revolving Credit Facility. At the option of the Company, the outstanding loans under the Revolving Credit Facility bear interest at (i) LIBOR plus between 0.75% and 1.50% or (ii) the prime rate plus between (0.25%) and 0.0%. The applicable interest rate is based upon the ratio of the Company’s total funded debt as of a calculation date to consolidated earnings before interest, taxes, depreciation and amortization, calculated on a rolling four-quarter basis as of such calculation date (the “Leverage Ratio”). In addition, the Company is required to pay a commitment fee of between 0.125% and 0.25% on the unused portion of the Line Limit borrowing availability for the preceding quarter, also based on the Company’s Leverage Ratio. The Facility will allow the Company to allocate up to $5.0 million of its availability under the Loan Agreement for the issuance of letters of credit. At June 28, 2008, the interest rate on the Revolving Credit Facility’s outstanding $3.0 million balance was 3.6%.
The Company’s obligations under the Revolving Credit Facility are jointly and severally guaranteed by the Company’s domestic subsidiaries as well as secured by a first priority lien on all of the Company’s and domestic subsidiary’s assets except for project assets financed with and which currently secure either of the letters of credit issued by the Agent in connection with existing bonds or directly secure the existing bonds. The Company believes it will continue to be compliant in the foreseeable future with all the credit facility covenants.

13) New Accounting Pronouncements
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
The following table sets forth income statement data as a percent of net sales:

	Six Months Ended		Three Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	76.8	72.6	74.7	72.4

Gross Profit	23.2	27.4	25.3	27.6

Selling, general and administrative and other expense	9.6	10.3	9.0	10.6
Interest expense	0.4	0.8	0.3	0.9

Total Selling, general and administrative, interest and other expense	10.0	11.1	9.3	11.5

Income before taxes	13.2%	16.3%	16.0%	16.1%

SALES
Sales for the second quarter of 2008 increased 15.8% to $47.9 million compared with $41.4 million for the same period last year. Sales to the commercial transport market were $28.5 million, as compared to $27.7 million for the same period of 2007, an increase of $0.8 million or 2.8%. This increase was due to volume. Sales to the business jet market were $10.2 million, up $3.6 million, or 55.1%, compared with sales of $6.6 million for the same period in 2007. The increased sales to the business jet market were due primarily to increased volume driven by increased aircraft build rates containing our products. Sales to the military market were $8.9 million as compared to $6.8 million last year, an increase of $2.1 million or 31.7%. The increased sales to the military market were primarily due to increased volume for both new build aircraft and government spares.
2008 year to date sales increased 5.6% to $89.0 million compared with $84.2 million for the same period last year. The sales growth was primarily attributable to increased military and business jets sales offset by a slight decrease in sales to the commercial transport market. Sales to the commercial transport market were down $4.2 million, or 7.5% to $52.1 million compared with $56.3 million last year. The decrease was a result of lower retro-fit demand by global airlines for in-flight entertainment systems and in-seat power systems that utilize our cabin electronics products. Demand for our cabin electronic products by the commercial transport market during the past several years has been driven by an extremely robust global retro fit market as international fleets upgraded their cabins installing in-flight entertainment and in-seat power systems as part of those upgrades. Many of those programs have been substantially completed. It is our expectation that over the next several years the market for cabin electronics will shift from an aftermarket, retro-fit driven market to one driven by new aircraft build rates. Sales to the business jet market were $19.6 million, up $5.3 million, or 37.0%, compared with $14.3 million for the same period in 2007. The increase was due primarily to increased production rates for several new programs. Sales to the military market were $16.7 million, up from $13.0 million in the same period of 2007. The increase is due primarily to increased volume for both new build aircraft and government spare parts deliveries.
We are entering the second half of 2008 with strong momentum and a solid backlog. Approximately $80 million of our $101 million backlog is scheduled to be shipped by the end of the current fiscal year. Each of the markets that we serve continues to present opportunities that we expect will provide continued growth for the company. We are projecting 2008 sales to be $175-$185 million.
EXPENSES AND MARGINS
Cost of products sold as a percentage of sales increased to 74.7% for the second quarter of 2008 as compared to 72.4% for the same period last year. The increased cost of goods sold as a percent of sales was primarily the result of increased engineering and development spending of $2.2 million, product mix and increased costs relating to increased infrastructure and increased capacity offset by the increased operating leverage from the $6.5 million sales increase as compared to the second quarter of 2007.
Year to date cost of products sold as a percentage of sales increased to 76.8% as compared to 72.6% for the same period last year. The increase was primarily the result of increased engineering and development spending of $3.7 million, product mix and increased costs relating to increased infrastructure and increased capacity offset by the increased operating leverage from the $4.7 million sales increase as compared to 2007.
Selling, general and administrative and other (SG&A) expenses were $4.3 million in the second quarter of 2008, remaining flat when compared to $4.4 million in the same period last year. As a percent of sales, SG&A expense was 9.0% for the second quarter of 2008 as compared to 10.6% for the same period in 2007 as sales grew at a faster pace than SG&A costs.
Year to date SG&A expenses were $8.5 million, remaining flat when compared to $8.7 million in the same period last year. As a percent of sales, year to date SG&A expense was 9.6% in 2008 as compared to 10.3% for the same period in 2007 as sales grew at a faster pace than SG&A costs.
Net interest expense for the second quarter of 2008 was $0.2 million compared to 2007 which was $0.4 million. The decrease was a result of lower interest rates and reduced borrowing on the revolving credit facility during the period. Net interest expense for the first six months of 2008 was $0.4 million compared to 2007 which was $0.7 million. Net interest expense decreased due primarily to decreases in interest rates and reduced borrowing on the revolving credit facility during the period.
TAXES
The effective income tax rate for the second quarter of 2008 was 33.1% compared to 32.4% last year. The year to date effective income tax rate for 2008 was 33.7% compared to 33.1% last year.
NET INCOME AND EARNINGS
Net income for the second quarter of 2008 was $5.1 million or $0.60 per diluted share, an increase of $0.6 million from $4.5 million, or $0.53 per diluted share in the second quarter of 2007. Year to date net income was $7.8 million or $0.91 per diluted share, a decrease of $1.4 million from $9.2 million, or $1.08 per diluted share. The year to date earnings per share decrease is due primarily to the decrease in net income and was not significantly impacted by a change in shares outstanding.
LIQUIDITY
Cash provided by operating activities totaled $5.4 million during the first six months of 2008, as compared with cash used by operations of $4.7 million during the first six months of 2007. The improvement in 2008 cash flow from operations as compared with last year was a result of a reduced increase in our investment in working capital components such as inventory and accounts receivable during 2008 as compared with 2007.
Cash used by investing activities was $2.2 million in the first six months of 2008, a decrease of $3.8 million as compared to $6.0 million used in the first six months of 2007. The 2008 decrease as compared to 2007 was due primarily to the 2007 expansion of its New York facility.
In the first six months of 2008 cash used by financing activities totaled $3.8 million as the Company used cash generated by operations to pay down debt . The Company used $4.3 million to pay down its line of credit during the first half of 2008. During the first six months of 2007 the Company borrowed $7.2 million on its line of credit to finance working capital growth and borrowed $6.0 million related to the long-term financing of its New York facility expansion.
On May 13, 2008 the Company entered into a five year, $60 million Senior Secured Revolving Credit Facility Agreement between the Company and HSBC Bank. This new credit facility replaces the Company’s $25 million credit facility.
Pursuant to the Revolving Credit Facility which matures on May 13, 2013, the Company’s borrowing availability was increased from $25 million to $60 million. At June 28, 2008 the Company had $3.0 million outstanding on the Revolving Credit Facility. At the option of the Company, the outstanding loans under the Loan Agreement bear interest at (i) LIBOR plus between 0.75% and 1.50% or (ii) the prime rate plus between (0.25%) and 0.0%. The applicable interest rate is based upon the ratio of the Company’s total funded debt as of a calculation date to consolidated earnings before interest, taxes, depreciation and amortization, calculated on a rolling four-quarter basis as of such calculation date (the “Leverage Ratio”). In addition, the Company is required to pay a commitment fee of between 0.125% and 0.25% on the unused portion of the Line Limit borrowing availability for the preceding quarter, also based on the Company’s Leverage Ratio. The Revolving Credit Facility will allow the Company to allocate up to $5.0 million of its availability under the Loan Agreement for the issuance of letters of credit. At June 28, 2008, the interest rate on the Revolving Credit Facility’s outstanding $3.0 million balance was 3.6%.
The Company’s cash needs for working capital, capital equipment and debt service during 2008 and the foreseeable future, are expected to be met by cash flows from operations, and if necessary, utilization of its revolving credit facility.
BACKLOG
The Company’s backlog at June 28, 2008 was $101.6 million compared with $94.3 million at June 30, 2007.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
In the second quarter of 2008, the Company finalized the renewal for the Astronics AES building lease. The lease is effective from April 1, 2008 through March 31, 2013. Rent expense under this lease agreement will approximate $1.3 million in 2008, $1.7 million in 2009, $1.8 million each in 2010 and 2011, $1.9 million for 2012 and $0.5 million for 2013. Other than the renewal of the building lease discussed above, the Company’s contractual obligations and commercial commitments have not changed materially from those disclosed in the Company’s Form 10-K for the year ended December 31, 2007.
MARKET RISK
Risk due to fluctuation in interest rates is a function of the Company’s floating rate debt obligations, which total approximately $18.1 million at June 28, 2008 and $22.9 million at December 31, 2007. To offset a portion of the exposure to interest rate fluctuations, the Company entered into an interest rate swap in February 2006, on its Series 1999 New York Industrial Revenue Bond which effectively fixes the rate at 3.99% on this $3.6 million obligation through January 2016. As a result, a change of 1% in interest rates would impact annual net income by approximately $0.1 million.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Market Risk in Item 2, above.
Item 4. Controls and Procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 28, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 28, 2008. There were no changes in the Company's internal control over financial reporting during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
The Company has a significant concentration of business with Panasonic Avionics Corporation. A significant reduction in sales would negatively impact our sales and earnings. We provide Panasonic with cabin electronics products which, in total were approximately 24% and 25% of revenue during the 2nd quarter and year to date of 2008 respectively.
Item 2. Unregistered sales of equity securities and use of proceeds.
(c) The following table summarizes the Company’s purchases of its common stock for the quarter ended June 28, 2008:

			(c) Total number of	(d) Maximum
	(a) Total		shares Purchased as	Number of Shares
	number of	(b) Average	part of Publicly	that May Yet Be
	shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs
March 30 — April 26, 2008	—	—	—	432,956
April 27 — May 24, 2008	—	—	—	432,956
May 25 — June 28, 2008	—	—	—	432,956
Total	—	—	—	432,956
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Securities Holders.
     The Company’s Annual Meeting of Shareholders was held on May 6, 2008. The following matters were submitted to a vote of security holders at the Annual Meeting.
a)	The nominees to the Board of Directors were elected based on the following shares voted:

	For	Withheld
Raymond W. Boushie	16,423,216	791,214
Robert T. Brady	15,464,521	1,749,909
John B. Drenning	15,013,265	2,201,165
Peter J. Gundermann	15,595,382	1,619,048
Kevin T. Keane	15,453,551	1,760,879
Robert J. McKenna	15,865,543	1,348,887
b)	A resolution to approve the appointment of the firm of Ernst & Young LLP, independent registered public accounting firm, as auditors of the Corporation for the current fiscal year, was duly made, seconded and approved. A total of 16,305,994 votes were cast for the resolution, 264,520 votes were cast against it and 643,893 votes abstained. The affirmative votes constituted more than a majority of the votes represented at the meeting, the number needed to approve the resolution.
c)	A shareholder proposal recommending that the Board of Directors take action to convert all of the Corporation’s shares of Class B Stock into shares of Class A Stock was duly made and seconded. The proposal was defeated. A total of 4,307,172 votes were cast for the resolution, 9,464,629 votes were cast against it and 257,694 votes abstained. The affirmative vote constituted less than a majority of the votes represented at the meeting, the number needed to approve the resolution.
Item 5. Other Information.
None.
Item 6 Exhibits

Exhibit 31.1	Section 302 Certification — Chief Executive Officer

Exhibit 31.2	Section 302 Certification — Chief Financial Officer

Exhibit 32.	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRONICS CORPORATION
(Registrant)

Date: August 5, 2008	By:	/s/ David C. Burney
David C. Burney
Vice President-Finance and Treasurer (Principal Financial Officer)