Form 10-Q
period 2008-09-27
ASTRONICS CORP
filed 2008-11-04
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 27, 2008
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
Yes ☐      No ☑
On September 16, 2008, Astronics Corporation announced a one-for-four distribution of Class B Stock to holders of both Common and Class B Stock. Stockholders will receive one share of Class B Stock for every four shares of Common and Class B Stock held on the record date of October 6, 2008. All share quantities, share prices and per share data reported throughout this report have been restated to reflect the impact of this distribution.
As of September 27, 2008 10,262,164 shares of common stock were outstanding consisting of 6,921,804 shares of common stock ($.01 par value) and 3,340,360 shares of Class B common stock ($.01 par value).

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
ASTRONICS CORPORATION
Consolidated Balance Sheet
September 27, 2008
with Comparative Figures for December 31, 2007
(dollars in thousands except per share amounts)

	September 27,	December 31,
	2008	2007
	(Unaudited)

Current Assets:
Cash and Cash Equivalents	$509	$2,818
Accounts Receivable, net of allowance for doubtful accounts of $514 in 2008 and in 2007	27,818	20,720
Inventories	42,661	36,920
Prepaid Expenses	1,443	1,982
Deferred Income Taxes	1,741	1,581

Total Current Assets	74,172	64,021

Property, Plant and Equipment, at cost	49,103	46,078
Less Accumulated Depreciation and Amortization	18,492	15,995

Net Property, Plant and Equipment	30,611	30,083

Deferred Income Taxes	863	991
Intangible Assets, net of accumulated amortization of $1,060 in 2008 and $884 in 2007	1,912	2,088
Other Assets	3,465	3,890
Goodwill	2,929	3,048

Total Assets	$113,952	$104,121

See notes to consolidated financial statements.

ASTRONICS CORPORATION
Consolidated Balance Sheet
September 27, 2008
with Comparative Figures for December 31, 2007
(dollars in thousands except per share amounts)

	September 27,	December 31,
	2008	2007
	(Unaudited)
Current Liabilities:
Current Maturities of Long-term Debt	$943	$951
Note Payable	4,000	7,300
Accounts Payable	10,710	7,667
Accrued Payroll and Employee Benefits	5,458	6,140
Customer Advance Payments and Deferred Revenue	7,450	7,822
Other Accrued Expenses	2,368	2,041

Total Current Liabilities	30,929	31,921

Long-term Debt	14,093	14,684
Supplemental Retirement Plan and Other Liabilities for Pension Benefits	6,857	6,808
Other Liabilities	1,396	1,476

Total Liabilities	53,275	54,889

Shareholders’ Equity:
Common Stock, $.01 par value, authorized 20,000,000 shares, issued 7,600,242 in 2008, 7,511,744 in 2007	76	75
Class B Stock, $.01 par value, authorized 5,000,000 shares, issued 3,642,234 in 2008, 3,654,486 in 2007	36	36
Additional Paid-in Capital	9,215	7,833
Accumulated Other Comprehensive Loss	(621)	(541)
Retained Earnings	55,690	45,548

	64,396	52,951

Less Treasury Stock: 980,312 shares in 2008 and 2007	3,719	3,719

Total Shareholders’ Equity	60,677	49,232

Total Liabilities and Shareholders’ Equity	$113,952	$104,121

See notes to consolidated financial statements.

ASTRONICS CORPORATION
Consolidated Statement of Income and Retained Earnings
Nine Months Ended September 27, 2008
with Comparative Figures for 2007
(Unaudited)
(dollars in thousands except per share data)

	Nine Months Ended		Three Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Sales	$129,341	$121,967	$40,363	$37,724

Costs and Expenses:
Cost of products sold	100,811	88,740	32,455	27,582

Gross Profit	28,530	33,227	7,908	10,142

Selling, general and administrative expenses	12,552	12,557	4,030	3,877
Interest expense, net of interest income	554	1,072	182	396
Other expense (income)	73	(11)	60	—

Income Before Income Taxes	15,351	19,609	3,636	5,869
Provision for Income Taxes	5,209	6,287	1,257	1,743

Net Income	10,142	13,322	$2,379	$4,126

Retained Earnings:
Beginning of period	45,548	30,179

End of period	$55,690	$43,501

Earnings per share:
Basic	$0.99	$1.32	$0.23	$0.41

Diluted	$0.95	$1.25	$0.22	$0.38

See notes to consolidated financial statements.

ASTRONICS CORPORATION
Consolidated Statement of Cash Flows
Nine Months Ended September 27, 2008
With Comparative Figures for 2007
(Unaudited)
(dollars in thousands)

	September 27,	September 29,
	2008	2007
Cash Flows from Operating Activities:
Net Income	$10,142	$13,322
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	2,989	2,447
Provision for Non-Cash Reserves on Inventory and Receivables	664	(76)
Stock Compensation Expense	641	610
Deferred Tax Benefit	(91)	(305)
Other	92	(231)
Cash Flows from Changes in Operating Assets and Liabilities:
Accounts Receivable	(7,225)	(6,640)
Inventories	(6,505)	(5,645)
Prepaid Expenses	(326)	(652)
Accounts Payable	3,074	(3,742)
Accrued Expenses	(391)	1,583
Customer Advanced Payments and Deferred Revenue	(372)	(351)
Income Taxes	776	943
Supplemental Retirement and Other Liabilities	169	100

Cash Provided By Operating Activities	3,637	1,363

Cash Flows from Investing Activities:
Capital Expenditures	(3,188)	(7,566)
Other	(88)	(172)

Cash Used For Investing Activities	(3,276)	(7,738)

Cash Flows from Financing Activities:
New Long-term Debt	—	6,000
Unexpended Industrial Bond Proceeds	422	(1,282)
Principal Payments on Long-term Debt	(534)	(538)
Proceeds from Note Payable	8,400	20,500
Payments on Note Payable	(11,700)	(18,200)
Proceeds from Exercise of Stock Options	294	332
Income Tax Benefit from Exercise of Stock Options	448	178

Cash (Used For) Provided By Financing Activities	(2,670)	6,990

Net (Decrease) Increase in Cash and Cash Equivalents	(2,309)	615

Cash at Beginning of Period	2,818	222

Cash at End of Period	$509	$837

See notes to consolidated financial statements.

ASTRONICS CORPORATION
Notes to Consolidated Financial Statements
September 27, 2008
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
The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the nine month period ended September 27, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
On September 16, 2008, Astronics Corporation announced a one-for-four distribution of Class B Stock to holders of both Common and Class B Stock. Stockholders will receive one share of Class B Stock for every four shares of Common and Class B Stock held on the record date of October 6, 2008. All share quantities, share prices and per share data reported throughout this report have been restated to reflect the impact of this distribution.
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
Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2 and 157-3. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” (SFAS 13) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. (FSP) 157-3 addresses considerations in determining fair value of a financial asset when the market for that asset is not active.
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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 27, 2008(in thousands):

	Asset
	(Liability)	Level 1	Level 2	Level 3
Interest rate swaps	(114)	—	(114)	—
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
The Company accounts for its stock options following SFAS 123(R), “Share-Based Payment,” applying the modified prospective method. Under the modified prospective method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The Company uses a straight-line method of attributing the value of stock-based compensation expense, subject to minimum levels of expense, based on vesting. Stock compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Vesting requirements vary for directors, officers and key employees. In general, options granted to outside directors vest nine months from the date of grant and options granted to officers and key employees straight line vest over a five-year period from the date of grant.
The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of the options was $6.82 for options granted during the nine months ended September 27, 2008 and was $6.28 for options granted during the nine months ended September 29, 2007. The following table provides the range of assumptions used to value stock options granted during the nine months ended September 27, 2008 and September 29, 2007.

	Nine Months Ended
	Sept. 27, 2008	Sept. 29, 2007
Expected volatility	0.376	0.340
Risk-free rate	3.08%	4.50%
Expected dividends	0.00%	0.00%
Expected term (in years)	7 Years	7 Years
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

The table below reflects the impact stock compensation expense had on net earnings for the three and nine months ended September 27, 2008 compared to the three and nine months ended September 29, 2007 as follows:

	Nine Months Ended		Three Months Ended
	Sept. 27,	Sept. 29,	Sept. 27,	Sept. 29,
(in thousands)	2008	2007	2008	2007
Stock compensation expense	$641	$610	$224	$223
Tax benefit	(74)	(100)	(29)	(41)

Stock compensation expense, net of tax	$567	$510	$195	$182

A summary of the Company’s stock option activity and related information for the nine months ended September 27, 2008 is as follows:

		Weighted Average
	Number of	Exercise Price	Aggregate
(Aggregate intrinsic value in thousands)	Options	per option	Intrinsic Value
Outstanding at December 31, 2007	996,549	$7.04	$11,537
Options Granted	15,625	15.29	52
Options Exercised	(77,714)	4.29	(1,114)

Outstanding at September 27, 2008	934,460	$7.41	$10,475

Exercisable at September 27, 2008	700,423	$6.10	$8,769

The aggregate intrinsic value in the preceding table represents the total pretax option holder’s intrinsic value, based on the Company’s closing stock price of Common Stock of $18.62 as of September 27, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.
The fair value of options vested since December 31, 2007 is $0.2 million. At September 27, 2008, total compensation costs related to non-vested awards not yet recognized amounts to $1.0 million and will be recognized over a weighted average period of 2.1 years.
The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of September 27, 2008:

	Outstanding			Exercisable
		Weighted
		Average			Weighted
		Remaining	Weighted		Average
		Life	Average		Exercise
Exercise Price Range	Shares	in Years	Exercise Price	Shares	Price
$4.07-$6.12	610,530	5.0	$4.50	515,270	$4.49
7.86-$10.73	179,280	5.6	8.51	125,520	8.79
$13.89-$15.29	110,662	8.5	14.14	59,633	14.36
$31.85	33,988	9.2	31.85	—	—

	934,460			700,423

In addition to the options discussed above, the Company has established the Employee Stock Purchase Plan to encourage employees to invest in Astronics Corporation. The plan provides employees that have been with the Company for at least a year the opportunity to invest up to 20% of their cash compensation (up to an annual maximum of approximately $21,000) in Astronics common stock at a price equal to 85% of the fair market value of the Astronics common stock, determined each October 1. Employees are allowed to enroll annually. Employees indicate the number of shares they wish to obtain through the program and their intention to pay for the shares through payroll deductions over the annual cycle of October 1 through September 30. Employees can withdraw anytime during the annual cycle, and all money withheld from the employees pay is returned with interest. If an employee remains enrolled in the program, enough money will have been withheld from the employees’ pay during the year to pay for all the shares that the employee opted for under the program. At September 27, 2008, employees had subscribed to purchase approximately 33,799 shares at $29.90 per share on September 30, 2008. The fair value of these options is $9.11 per option. At September 27, 2008, approximately 24,300 of these shares had been withdrawn by the subscribing employees. As of September 30, 2008 all 33,799 shares were withdrawn. As of October 1, 2008, employees had subscribed to purchase 57,704 shares on September 30, 2009 for $15.13 per share. The fair value of these new options is $4.15 per share.
3) Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill for 2008 and 2007:

	September 27,	December 31,
(in thousands)	2008	2007
Balance beginning of period	$3,048	$2,668
Foreign currency translations	(119)	380

Balance end of period	$2,929	$3,048

The following table summarizes acquired intangible assets as follows:

		September 27, 2008		December 31, 2007
	Weighted	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in thousands)	Average Life	Amount	Amortization	Amount	Amortization
Patents	12 Years	$1,271	$363	$1,271	$289
Trade Names	N/A	553	—	553	—
Completed and Unpatented Technology	10 Years	487	179	487	142
Government Contracts	6 Years	347	212	347	168
Backlog	4 Years	314	306	314	285

Total Intangible Assets		$2,972	$1,060	$2,972	$884

Amortization is computed on the straight-line method for financial reporting purposes. Amortization expense was $0.1 million and $0.1 million for the three months ended September 27, 2008 and September 29, 2007 respectively and was $0.2 million and $0.2 million for the nine months ended September 27, 2008 and September 29, 2007, respectively. Amortization expense for each of the next five years will amount to approximately $0.2 million for each of the years ending December 31, 2008, 2009, 2010 and 2011 and $0.1 million for 2012.
4) Inventories
Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

	September 27,	December 31,
(in thousands)	2008	2007

Finished Goods	$6,301	$7,226
Work in Progress	10,541	8,553
Raw Material	25,819	21,141

	$42,661	$36,920

5) Comprehensive Income and Accumulated Other Comprehensive Income
The components of comprehensive income are as follows:

	Nine Months Ended		Three Months Ended
	Sept. 27,	Sept. 29,	Sept. 27,	Sept. 29,
(in thousands)	2008	2007	2008	2007
Net income	$10,142	$13,322	$2,379	$4,126
Other comprehensive income:
Foreign currency translation adjustments	(187)	453	(105)	215
Accumulated Retirement Liability Adjustment	84	72	28	24
Gain (Loss) on derivatives	23	(8)	12	(40)

Comprehensive income	$10,062	$13,839	$2,314	$4,325

The components of accumulated other comprehensive income (loss) is as follows:

	September 27,	December 31,
(in thousands)	2008	2007
Accumulated foreign currency translation	$1,078	$1,265
Accumulated retirement liability adjustment	(1,626)	(1,710)
Accumulated loss on derivative adjustment	(73)	(96)

Accumulated other comprehensive income	$(621)	$(541)

6) Earnings Per Share
The following table sets forth the computation of earnings per share:

	Nine Months Ended		Three Months Ended
	Sept. 27,	Sept. 29,	Sept. 27,	Sept. 29,
(in thousands, except per share data)	2008	2007	2008	2007
Net Income	$10,142	$13,322	$2,379	$4,126

Basic earnings per share weighted average shares	10,227	10,075	10,247	10,081
Net effect of dilutive stock options	454	543	441	588

Diluted earnings per share weighted average shares	10,681	10,618	10,688	10,669

Basic earnings per share	$0.99	$1.32	$0.23	$0.41
Diluted earnings per share	$0.95	$1.25	$0.22	$0.38
7) Supplemental Retirement Plan and Related Post Retirement Benefits
The Company has a non-qualified supplemental retirement defined benefit plan for certain executives. The following table sets forth information regarding the net periodic pension cost for the plan.

	Nine Months Ended		Three Months Ended
	Sept. 27,	Sept. 29,	Sept. 27,	Sept. 29,
(in thousands)	2008	2007	2008	2007
Service cost	$36	$30	$12	$10
Interest cost	267	240	89	80
Amortization of prior service cost	81	81	27	27
Amortization of net actuarial losses	21	3	7	1

	$405	$354	$135	$118

Participants in the non-qualified supplemental retirement plan are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The following table sets forth information regarding the net periodic cost recognized for those benefits:

	Nine Months Ended		Three Months Ended
	Sept. 27,	Sept. 29,	Sept. 27,	Sept. 29,
(in thousands)	2008	2007	2008	2007
Service cost	$6	$6	$2	$2
Interest cost	36	33	12	11
Amortization of prior service cost	24	24	8	8
Amortization of net actuarial losses	6	6	2	2

	$72	$69	$24	$23

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
There are no penalties or interest liability accrued as of September 27, 2008. In years previous, any interest and penalties were insignificant and recorded as income tax expense. The years under which we conducted our evaluation coincided with the tax years currently still subject to examination by major federal and state tax jurisdictions, those being 2007, 2006 and 2005.
Prior to the adoption of FIN 48, the Company recorded accruals for tax contingencies and related interest when it was probable that a liability had been incurred and the amount of the contingency could be reasonably estimated based on specific events such as an audit or inquiry by a taxing authority.
9) Sales To Major Customers
The Company has a significant concentration of business with one customer. Sales to Panasonic Avionics Corporation amounted to approximately 25.5% and 27.5% of revenue during the nine months ended September 27, 2008 and September 29, 2007, respectively. Accounts receivable from this customer amounted to $4.7 million and $4.0 million as of September 27, 2008 and December 31, 2007, respectively.

10) Product Warranties
In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. The Company determines warranty reserves needed by product line based on experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Nine Months Ended		Three Months Ended
	Sept. 27,	Sept. 29,	Sept. 27,	Sept. 29,
(in thousands)	2008	2007	2008	2007
Balance at beginning of period	$1,164	$823	$1,199	$1,303
Warranties issued	870	761	389	88
Warranties settled	(811)	(563)	(365)	(370)

Balance at end of period	$1,223	$1,021	$1,223	$1,021

11) Contractual Obligations and Commitments
In the second quarter of 2008, the Company finalized the renewal for the Astronics AES building lease. The lease is effective from April 1, 2008 through March 31, 2013. Rent expense under this lease agreement will approximate $1.3 million in 2008, $1.7 million in 2009, $1.8 million each in 2010 and 2011, $1.9 million for 2012 and $0.5 million for 2013. The following table represents future minimum lease payment commitments (2008 amount is for the full year):

(In thousands)	2008	2009	2010	2011	2012
Minimum Lease Payments	$1,935	$1,921	$1,808	$1,800	$1,900

Other than the renewal of the building lease discussed above, the Company’s contractual obligations and commercial commitments have not changed materially from those disclosed in the Company’s Form 10-K for the year ended December 31, 2007.
12) Long Term Debt and Notes Payable
Long-term debt consists of the following:

	September 27,	December 31,
(In thousands)	2008	2007
Note Payable at Canadian Prime payable $15 monthly through 2016 plus interest (Canadian prime was 4.75% and 6.00% at September 27, 2008 and December 31, 2007, respectively)	$1,258	$1,438
Series 1998 Industrial Revenue Bonds issued through the Business Finance Authority of the State of New Hampshire payable $400 annually through 2018 with interest reset weekly (8.9% and 3.65% at September 27, 2008 and December 31, 2007, respectively)	4,050	4,450
Series 1999 Industrial Revenue Bonds issued through the Erie County, New York Industrial Development Agency payable $350 annually through 2019 with interest reset weekly (8.4% and 3.55% at September 27, 2008 and December 31, 2007, respectively)	3,645	3,645
Series 2007 Industrial Revenue Bonds issued through the Erie County, New York Industrial Development Agency payable $260 in 2010 and $340 from 2011 through 2027 with interest reset weekly (8.15% and 3.55% at September 27, 2008 and December 31, 2007, respectively)	6,000	6,000
Other	83	102

	15,036	15,635
Less current maturities	943	951

	$14,093	$14,684

Full year principal maturities of long-term debt are expected to be approximately $1.0 million in 2008 and 2009, $1.2 million in 2010 thru 2012.

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
Pursuant to the Revolving Credit Facility, which matures on May 13, 2013, the Company’s borrowing availability was increased from $25 million to $60 million. At September 27, 2008 the Company had $4.0 million outstanding on the Revolving Credit Facility. At the option of the Company, the outstanding loans under the Revolving Credit Facility bear interest at (i) LIBOR plus between 0.75% and 1.50% or (ii) the prime rate plus between negative 0.25% and 0.0%. The applicable interest rate is based upon the ratio of the Company’s total funded debt as of a calculation date to consolidated earnings before interest, taxes, depreciation and amortization, calculated on a rolling four-quarter basis as of such calculation date (the “Leverage Ratio”). In addition, the Company is required to pay a commitment fee of between 0.125% and 0.25% on the unused portion of the Line Limit borrowing availability for the preceding quarter, also based on the Company’s Leverage Ratio. The Facility will allow the Company to allocate up to $5.0 million of its availability under the Loan Agreement for the issuance of letters of credit. At September 27, 2008, the interest rate on the Revolving Credit Facility’s outstanding $4.0 million balance consisted of the following, $2.4 million of the line is at the defined LIBOR rate (3.20%) and $1.6 million of the line is at the defined Prime rate (4.75%).
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
13) New Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (SFAS No. 141R). SFAS No. 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. Absent an acquisition, the Company believes that SFAS No. 141R will have no impact on its consolidated financial position and results of operations.
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
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS 162. This standard reorganizes the GAAP hierarchy in order to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS 162 is scheduled to become effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to Interim Auditing Standard, AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company believes that this pronouncement will have no impact on its consolidated financial position and results of operations.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF              OPERATIONS
(The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10-K for the year ended December 31, 2007.)
On September 16, 2008, Astronics Corporation announced a one-for-four distribution of Class B Stock to holders of both Common and Class B Stock. Stockholders will receive one share of Class B Stock for every four shares of Common and Class B Stock held on the record date of October 6, 2008. All share quantities, share prices and per share data reported throughout this report have been restated to reflect the impact of this distribution.
The following table sets forth income statement data as a percent of net sales:

	Nine Months Ended		Three Months Ended
	Sept. 27,	Sept. 29,	Sept. 27,	Sept. 29,
	2008	2007	2008	2007
Sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	77.9	72.8	80.4	73.1

Gross Profit	22.1	27.2	19.6	26.9

Selling, general and administrative and other expense	9.8	10.3	10.1	10.3
Interest expense	0.4	0.9	0.5	1.0

Total Selling, general and administrative, interest and other expense	10.2	11.2	10.6	11.3

Income before taxes	11.9%	16.0%	9.0%	15.6%

SALES
Sales for the third quarter of 2008 increased 7.0% to $40.4 million compared with $37.7 million for the same period last year. Sales to the commercial transport market were $25.5 million, as compared to $23.1 million for the same period of 2007, an increase of $2.4 million or 10.3%. This increase was due to increased volume primarily of our cabin electronics product line. Sales to the business jet market were $7.1 million, down $0.5 million, or 7.5%, compared with sales of $7.6 million for the same period in 2007. Decreased sales to the business jet market were due primarily to reduced shipments for the Eclipse 500 aircraft as the customer reduced its production rates during the third quarter. Revenue from the Eclipse program totaled $1.5 million in the third quarter of 2008 and $3.2 million in the third quarter of 2007. Sales to the military market were $7.6 million as compared to $6.7 million last year, an increase of $0.9 million or 12.2%. The increased sales to the military market were primarily due to increased volume.
Year to date sales in 2008 increased 6.0% to $129.3 million compared with $122.0 million for the same period last year. The sales growth was primarily attributable to increased military and business jets sales offset by a slight decrease in sales to the commercial transport market. Sales to the commercial transport market were down $1.8 million, or 2.3% to $77.6 million compared with $79.4 million last year. The decrease was a result of lower retro-fit sales to global airlines for in-flight entertainment systems and in-seat power systems that utilize our cabin electronics products. Demand for our cabin electronic products by the commercial transport market during the past several years has been driven by an extremely robust global retro fit market as international fleets upgraded their cabins installing in-flight entertainment and in-seat power systems as part of those upgrades. It is our expectation that over the next several years our cabin electronics sales will shift from aftermarket retro-fits increasingly to new aircraft. Sales to the business jet market were $26.7 million, up $4.7 million, or 21.6%, compared with $22.0 million for the same period in 2007. The increase was due primarily to increased volume driven by increased production rates of the business jet airframe manufacturers. During the third quarter Eclipse Aviation significantly reduced their production schedule for the third quarter and balance of 2008. Astronics year to date sales to Eclipse through three quarters totaled $8.4 million in 2008 and $5.5 million in 2007. Sales to the military market were $24.2 million, up from $19.7 million in the same period of 2007. The increase is due primarily to increased volume for both new build aircraft and government spare parts deliveries.

EXPENSES AND MARGINS
Cost of products sold as a percentage of sales increased to 80.4% for the third quarter of 2008 as compared to 73.1% for the same period last year. The increased cost of goods sold as a percent of sales was primarily the result of increased engineering and development spending of $1.8 million as compared to the third quarter of 2007, product mix and increased costs relating to increases in infrastructure and capacity offset somewhat by the increased operating leverage from the $2.6 million sales increase as compared to the third quarter of 2007. Engineering and development expenses were $5.7 million in the third quarter of 2008 compared with $3.9 million in the third quarter of 2007. Additionally, cost of products sold in the third quarter of 2007 was positively impacted by an adjustment made during that quarter relating to year to date 2007 estimated manufacturing overhead cost absorption. The adjustment had the impact of reducing cost of goods sold for the third quarter of 2007 by $0.9 million.
Year to date cost of products sold as a percentage of sales increased to 77.9% as compared to 72.8% for the same period last year. The increase was primarily the result of increased engineering and development spending of $5.5 million compared to last year, product mix and increased operating costs primarily relating to increases in infrastructure and capacity offset somewhat by the increased operating leverage from the $7.3 million sales increase as compared to 2007.
Selling, general and administrative and other (SG&A) expenses were $4.1 million in the third quarter of 2008, remaining relatively flat when compared to $3.9 million in the same period last year.  As a percent of sales, SG&A expense remained flat at 10.1% for the third quarter of 2008 as compared to 10.3% for the same period in 2007.
Year to date SG&A expenses were $12.6 million, remaining relatively flat when compared to $12.5 million in the same period last year.  As a percent of sales, year to date SG&A expense was 9.8% in 2008 as compared to 10.3% for the same period in 2007 as sales grew at a faster pace than SG&A costs.
Net interest expense for the third quarter of 2008 was $0.2 million compared to 2007 which was $0.4 million. The decrease was a result of lower average interest rates and reduced borrowing on the revolving credit facility during the period.
Year to date net interest expense for the first nine months of 2008 was $0.6 million compared to 2007 which was $1.1 million. Net interest expense decreased due primarily to decreases in interest rates and reduced borrowing on the revolving credit facility during the period.
TAXES
The effective income tax rate for the third quarter of 2008 was 34.6% compared to 29.7% last year. The lower effective rate in 2007 was primarily due to an increase in the Qualified Production Activities Deduction for 2007 and lower foreign and state taxes.
The year to date effective income tax rate for 2008 was 33.9% compared to 32.1% last year. The lower effective rate in 2007 was primarily due to a higher Qualified Production Activities Deduction and lower foreign and state taxes for 2007.
NET INCOME AND EARNINGS
Net income for the third quarter of 2008 was $2.4 million or $0.22 per diluted share, a decrease of $1.7 million from $4.1 million, or $0.38 per diluted share in the third quarter of 2007. Year to date net income was $10.1 million or $0.95 per diluted share, a decrease of $3.2 million from net income of $13.3 million, or $1.25 per diluted share. The year to date earnings per share decrease is due primarily to the decrease in net income and was not significantly impacted by a change in shares outstanding.
LIQUIDITY
Cash provided by operating activities totaled $3.6 million during the first nine months of 2008, as compared with $1.4 million during the first nine months of 2007. The improvement in 2008 cash flow from operations as compared with last year was a result of reduced increases in net operating assets during 2008. Year to date 2008 the Company increased its investment in operating assets by $10.8 million compared to $14.4 million for the same period last year. This was offset by lower net income for the period of $10.1 million compared to $13.3 million for the same period last year.

Cash used by investing activities was $3.3 million in the first nine months of 2008, a decrease of $4.4 million compared to $7.7 million used by investing activities in the first nine months of 2007. The 2008 decrease as compared to 2007 was due primarily to reduced capital expenditures. During 2007 the Company completed an expansion of its East Aurora New York facility which accounted for $3.1 million of the year to date capital expenditures during the first nine months of 2007.
In the first nine months of 2008 cash used by financing activities totaled $2.7 million as the Company used cash generated by operations to pay down debt by $3.8 million. During the first nine months of 2007 the Company borrowed $2.3 million on its line of credit to finance working capital growth and borrowed $6.0 million related to the long-term financing of its New York facility expansion.
On May 13, 2008 the Company entered into a five year, $60 million Senior Secured Revolving Credit Facility Agreement between the Company and HSBC Bank as lead bank. This new credit facility replaced the Company’s $25 million revolving credit facility.
Pursuant to the Revolving Credit Facility, which matures on May 13, 2013, the Company’s borrowing availability was increased from $25 million to $60 million. At September 27, 2008 the Company had $4.0 million outstanding on the Revolving Credit Facility. At the option of the Company, the outstanding loans under the Revolving Credit Facility bear interest at (i) LIBOR plus between 0.75% and 1.50% or (ii) the prime rate plus between negative 0.25% and 0.0%. The applicable interest rate is based upon the ratio of the Company’s total funded debt as of a calculation date to consolidated earnings before interest, taxes, depreciation and amortization, calculated on a rolling four-quarter basis as of such calculation date (the “Leverage Ratio”). In addition, the Company is required to pay a commitment fee of between 0.125% and 0.25% on the unused portion of the Line Limit borrowing availability for the preceding quarter, also based on the Company’s Leverage Ratio. The Facility will allow the Company to allocate up to $5.0 million of its availability under the Loan Agreement for the issuance of letters of credit. At September 27, 2008, the interest rate on the Revolving Credit Facility’s outstanding $4.0 million balance consisted of the following, $2.4 million of the line is at the defined LIBOR rate (3.20%) and $1.6 million of the line is at the defined Prime rate (4.75%).
The Company’s cash needs for working capital, capital equipment and debt service during 2008 and the foreseeable future, are expected to be met by cash flows from operations, and if necessary, utilization of its revolving credit facility.
BACKLOG AND OUTLOOK
The Company’s backlog at September 27, 2008 was $92.1 million compared with $90.0 million at September 29, 2007.
Approximately $47 million of our $92 million backlog is scheduled to be shipped by the end of the current fiscal year. Each of the markets that we serve continues to present opportunities that we expect will provide continued growth for the Company. We are projecting 2008 sales to be approximately $175 million.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
In the third quarter of 2008, the Company finalized a renewal for the Redmond Washington building lease. The lease is effective from April 1, 2008 through March 31, 2013. Rent expense under this lease agreement will approximate $1.3 million for the full year of 2008, $1.7 million in 2009, $1.8 million each in 2010 and 2011, $1.9 million for 2012 and $0.5 million for 2013. Other than the renewal of the building lease discussed above, the Company’s contractual obligations and commercial commitments have not changed materially from those disclosed in the Company’s Form 10-K for the year ended December 31, 2007.
MARKET RISK
Risk due to fluctuation in interest rates is a function of the Company’s floating rate debt obligations, which total approximately $19.0 million at September 27, 2008 and $22.9 million at December 31, 2007. To offset a portion of the exposure to interest rate fluctuations, the Company entered into an interest rate swap in February 2006, on its Series 1999 New York Industrial Revenue Bond which effectively fixes the rate at 3.99% on this $3.6 million obligation through January 2016. As a result, a change of 1% in interest rates would impact annual net income by approximately $0.2 million.

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
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS 162. This standard reorganizes the GAAP hierarchy in order to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS 162 is scheduled to become effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to Interim Auditing Standard, AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company believes that this pronouncement will have no impact on its consolidated financial position and results of operations.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Market Risk in Item 2, above.
Item 4. Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 27, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 27, 2008. There were no changes in the Company’s internal control over financial reporting during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Due to the general weakening of the national economy, certain of the lenders in our senior credit facility may have a weakened financial condition related to their lending and other financial relationships.  As a result, they may tighten their lending standards, which could make it more difficult for us to borrow under our credit facility or to obtain other financing on favorable terms or at all. Also, any cash balances with our bank are insured only up to $250,000 by the FDIC, and any deposits in excess of this limit are also subject to risk. In addition, the weakening of the national economy and the recent reduced availability of credit may have decreased the financial stability of our major customers and suppliers.  As a result, it may become more difficult for us to collect our accounts receivable and outsource products and services from our suppliers. If any of these conditions were to occur, our financial condition and results of operations would be adversely affected.
The Company has a significant concentration of business with Panasonic Avionics Corporation. A significant reduction in sales would negatively impact our sales and earnings. We provide Panasonic with cabin electronics products which, in total were approximately 25.5% of revenue during the nine months ended September 27, 2008.
Item 2. Unregistered sales of equity securities and use of proceeds.
(c) The following table summarizes the Company’s purchases of its common stock for the quarter ended September 27, 2008:

			(c) Total number of	(d) Maximum
	(a) Total		shares Purchased as	Number of Shares
	number of	(b) Average	part of Publicly	that May Yet Be
	shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs
June 28, 2008 – July 26, 2008	—	—	—	541,195
July 27 – August 23, 2008	—	—	—	541,195
August 24 – September 27, 2008	—	—	—	541,195
Total	—	—	—	541,195
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

ASTRONICS CORPORATION
(Registrant)
Date: November 4, 2008	By:	/s/ David C. Burney
David C. Burney
Vice President-Finance and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 31.1	Section 302 Certification — Chief Executive Officer

Exhibit 31.2	Section 302 Certification — Chief Financial Officer

Exhibit 32.	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002