Form 10-K
period 2008-12-31
ASTRONICS CORP
filed 2009-03-11
CIK 8063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008

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
Yes ☐     No ☑

As of February 27, 2009, 10,774,522 shares were outstanding, consisting of 7,902,141 shares of Common Stock $.01 Par Value and 2,872,381 shares of Class B Stock $.01 Par Value. The aggregate market value, as of the last business day of the Company’s most recently completed second fiscal quarter, of the shares of Common Stock and Class B Stock of Astronics Corporation held by non-affiliates was approximately $105 million (assuming conversion of all of the outstanding Class B Stock into Common Stock and assuming the affiliates of the Registrant to be its directors, executive officers and persons known to the Registrant to beneficially own more than 10% of the outstanding capital stock of the Corporation).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders to be held May 5, 2009 are incorporated by reference into Part III of this Report.

FORWARD LOOKING STATEMENTS

This Annual Report contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involves uncertainties and risks. These statements are identified by the use of the “may,” “will,” “should,” “believes,” “expects,” “expected,” “intends,” “plans,” “projects,” “estimates,” “predicts,” “potential,” “outlook,” “forecast,” “anticipates,” “presume” and “assume,” and words of similar import. Readers are cautioned not to place undue reliance on these forward looking statements as various uncertainties and risks could cause actual results to differ materially from those anticipated in these statements. These uncertainties and risks include the success of the Company with effectively executing its plans; successfully integrating its acquisitions; the timeliness of product deliveries by vendors and other vendor performance issues; changes in demand for our products from the U.S. government and other customers; the acceptance by the market of new products developed; our success in cross-selling products to different customers and markets; changes in government contracts; the state of the commercial and business jet aerospace market; the Company’s success at increasing the content on current and new aircraft platforms; the level of aircraft build rates; as well as other general economic conditions and other factors. Certain of these factors, risks and uncertainties are discussed in the sections of this report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Acquisition

On January 30, 2009 Astronics acquired 100% of the stock of DME Corporation (DME). DME is a leading provider of military test, training and simulation equipment as well as commercial aviation safety equipment and airfield lighting systems. Its customers include the U.S. Marine Corps, major defense contractors such as Lockheed Martin, BAE Systems, and Boeing, the Federal Aviation Administration, private and government airfields, major aircraft manufacturers and commercial airlines.

Stock Distribution

On September 16, 2008, Astronics Corporation announced a one-for-four distribution of Class B Stock to holders of both Common and Class B Stock. On or about October 17, 2008, stockholders received one share of Class B Stock for every four shares of Common and Class B Stock held on the record date of October 6, 2008. All share quantities, share prices and per share data reported throughout this report have been adjusted to reflect the impact of this distribution.

Strategy

Astronics’ strategy is to develop and maintain positions of technical leadership in its chosen aerospace and defense markets, to leverage those positions to grow the amount of content and volume of product it sells to those markets and to selectively acquire businesses with similar technical capabilities that could benefit from our leadership position and strategic direction.

Products and Customers

Astronics’ products are sold worldwide to manufacturers of business jets, military aircraft, and commercial transports, as well as airlines and suppliers to the OEM’s. During 2008 the Company’s sales were divided 60% to the commercial transport market, 20% to the military market, 19% to the business jet market, and the balance of 1% to other markets. Most of the Company’s sales are a result of contracts or purchase orders received from customers, placed on a day-to-day basis or for single year procurements rather than long-term multi-year contract commitments. On occasion the Company does receive contractual commitments or blanket purchase orders from our customers covering multiple year deliveries of hardware to our customers. Sales by Geographic Region, Major Customer and Canadian Operations are provided in Note 8 of Item 8, Financial Statements and Supplementary Data in this report.

The Company has a significant concentration of business with one major customer. Sales to Panasonic Avionics accounted for 24.9% of sales in 2008, 27.7% of sales in 2007 and 21.2% of sales in 2006. Accounts receivable from this customer at December 31, 2008 and 2007 were $2.2 million and $4.0 million, respectively.

Practices as to Maintaining Working Capital

Liquidity is discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Liquidity section in this report.

Competitive Conditions

Astronics experiences considerable competition in the market sectors we serve, principally with respect to product performance and price, from various competitors, many of which are substantially larger and have greater resources. Success in the markets we serve depends upon product innovation, customer support, responsiveness, and cost management. Astronics continues to invest in developing the technologies and engineering support critical to competing in our markets.

Government Contracts

All U.S. Government contracts, including subcontracts where the U.S. Government is the ultimate customer, may be subject to termination at the election of the government. With the January 30, 2009 acquisition of DME, the Company’s revenue stream will rely more on U.S. Government spending as a significant portion of DME’s revenue is derived from U.S. Government contracts.

Raw Materials

Materials, supplies and components are purchased from numerous sources. We believe that the loss of any one source, although potentially disruptive in the short-term, would not materially affect our operations in the long-term.

Seasonality

Our business is typically not seasonal.

Backlog

At December 31, 2008, the Company’s backlog was $89.0 million. At December 31, 2007, the Company’s backlog was $92.4 million.

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

Research, Development and Engineering Activities

The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. These costs are expensed when incurred and included in cost of sales. Research and development and engineering costs amounted to approximately $22.9 million in 2008, $14.8 million in 2007 and $10.9 million in 2006.

Employees

The Company employed 989 employees as of December 31, 2008. The Company considers its relations with its employees to be good. None of our employees are subject to collective bargaining agreements.

Available information

The Company files its financial information and other materials as electronically required by the SEC with the SEC. These materials can be accessed electronically via the Internet at www.sec.gov. Such materials and other information about the Company are also available through the Company’s website at www.astronics.com.

ITEM 1A.	RISK FACTORS

The current capital and credit market conditions may adversely affect our access to capital, cost of capital and business operations. Recently, the general economic and capital market conditions in the United States and other parts of the world have deteriorated significantly and have adversely affected access to capital and increased the cost of capital. If these conditions continue or become worse, our future cost of debt and equity capital and access to capital markets could be adversely affected. Any inability to obtain adequate financing from debt and equity sources could force us to self-fund strategic initiatives or even forgo some opportunities, potentially harming our financial position, results of operations and liquidity.

The amount of debt we have outstanding, as well as any debt we may incur in the future, could have an adverse effect on our operational and financial flexibility. As of December 31, 2008, we had $14.4 million of debt outstanding, of which $13.5 million is long-term debt. Our revolving credit facility as of December 31, 2008, totaled $60.0 million and is made available through a group of banks. On January 30, 2009, the Company amended this credit facility by entering into an $85 million Amended and Restated Credit Agreement dated as of January 30, 2009 with a group of banks. The new Credit Agreement provides for a five-year, $40 million senior secured term loan with interest at LIBOR plus between 2.25% and 3.50% based on the Company’s leverage ratio, payable in quarterly installments of $2.0 million. The Credit Agreement also provides for a revolving credit line of $45 million, of which approximately $30 million is currently available for working capital requirements with interest at LIBOR plus between 2.25% and 3.50%. The credit facility allocates up to $20 million of the $45 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit totaling approximately $15.0 million at December 31, 2008. The Company’s obligations under the Credit Agreement are guaranteed by a first priority lien on virtually all the assets of the Company.

In addition, on January 30, 2009, The Company issued to the former shareholders of DME a 6.0% subordinated promissory note due 2014 in the aggregate principal amount of $5 million. The Company also issued a 6.0% subordinated contingent promissory note due 2014 in the aggregate principal amount of $2 million, which is due only upon satisfaction of certain revenue performance criteria for 2009.

Changes to our level of debt subsequent to December 31, 2008 could have significant consequences to our business, including the following:

•	Depending on interest rates and debt maturities, a substantial portion of our cash flow from operations could be dedicated to paying principal and interest on our debt, thereby reducing funds available for our acquisition strategy, capital expenditures or other purposes;

•	A significant amount of debt could make us more vulnerable to changes in economic conditions or increases in prevailing interest rates;

•	Our ability to obtain additional financing for acquisitions, capital expenditures or for other purposes could be impaired;

•	The increase in the amount of debt we have outstanding increases the risk of non-compliance with some of the covenants in our debt agreements which require us to maintain specified financial ratios; and

•	We may be more leveraged than some of our competitors, which may result in a competitive disadvantage.

The markets we serve are cyclical and sensitive to domestic and foreign economic conditions and events, which may cause our operating results to fluctuate. Demand by the business jet markets for our products is dependent upon several factors, including capital investment, product innovations, economic growth, and technology upgrades. In addition, the commercial airline industry is highly cyclical and sensitive to fuel price increases, labor disputes and global economic conditions. A change in any of these factors could result in a reduction in the amount of air travel. A reduction in air travel would reduce orders for new aircraft and reductions in cabin upgrades by airlines for which we supply products and for the sales of spare parts, thus reducing our sales and profits. A reduction in air travel may also result in our commercial airline customers being unable to pay our invoices on a timely basis or not at all.

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

The loss of Panasonic Avionics Corporation as a major customer or a significant reduction in sales to Panasonic would reduce our sales and earnings. In 2008 we had a concentration of sales to Panasonic representing 24.9% of our sales. The loss of this customer or a significant reduction in sales to this customer would significantly reduce our sales and earnings.

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

If we are unable to adapt to technological change, demand for our products may be reduced. The technologies related to our products have undergone, and in the future may undergo, significant changes. To succeed in the future, we will need to continue to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost effective basis. Our competitors may develop technologies and products that are more effective than those we develop or that render our technology and products obsolete or uncompetitive. Furthermore, our products could become unmarketable if new industry standards emerge. We may have to modify our products significantly in the future to remain competitive, and new products we introduce may not be accepted by our customers.

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

Our results of operations are affected by our fixed-price contracts, which could subject us to losses in the event that we have cost overruns. For the year ended December 31, 2008, fixed-price contracts represented 100% of our sales. On fixed-price contracts, we agree to perform the scope of work specified in the contract for a predetermined price. Depending on the fixed price negotiated, these contacts may provide us with an opportunity to achieve higher profits based on the relationship between our costs and the contract’s fixed price. However, we bear the risk that increased or unexpected costs may reduce our profit.

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

Changes in discount rates and other factors could affect our future earnings and equity. Pension obligations and the related costs are determined using actual results and actuarial valuations that involve several assumptions. The most critical assumption is the discount rate. Other assumptions include salary increases and retirement age. The discount rate assumptions are based on current market conditions and are outside of our control. Changes in these assumptions could affect our future earnings and equity.

We are subject to financing and interest rate exposure risks that could adversely affect our business, liquidity and operating results. Changes in the availability, terms and cost of capital, increases in interest rates or a reduction in credit rating could cause our cost of doing business to increase and place us at a competitive disadvantage. At December 31, 2008, 23% of our debt was at fixed interest rates with the remaining 77% subject to variable interest rates.

On January 30, 2009, in conjunction with an acquisition of DME, the Company entered into a new credit facility, causing 83% of our debt to be variable and 17% of our debt to be fixed. In addition, our new debt financing contains various financial covenants. If our financial performance differs from our expectation we may violate one or more of those covenants. A covenant violation would require a waiver by the lenders or an alternative financing arrangement be achieved. Historically both choices have been available to us however in the current credit market environment it is difficult to predict the availability of these options in the future.

We are subject to the risk of loss resulting from our customers defaulting on their obligations to us. The inability of our customers to pay us due to adverse economic conditions or their inability to access available credit could have an adverse effect on our financial condition and liquidity.

Our international operations pose currency and other risks that may adversely impact sales and earnings. We have manufacturing and sales operations in foreign countries. In addition, our domestic operations have sales to foreign customers. Our financial results may be adversely affected by fluctuations in foreign currencies and by the translation of the financial statements of our foreign subsidiaries from local currencies into U.S. dollars. The translation of our sales in foreign currencies, which are primarily the Canadian Dollar to the U.S. dollar had an insignificant impact on both sales for 2008 using average exchange rates for 2008 compared to average exchange rates for 2007 and on sales for 2007 using average exchange rates for 2007 compared to average exchange rates for 2006.

We depend on government contracts and subcontracts with defense prime contractors and sub contractors that may not be fully funded, may be terminated, or may be awarded to our competitors . The failure to be awarded these contracts or failure to receive funding or the termination of one or more of these contracts could reduce our sales. Sales to the U.S. Government and its prime contractors and subcontractors represent a significant portion of our business. The funding of these programs is generally subject to annual congressional appropriations, and congressional priorities are subject to change. In addition, government expenditures for defense programs may decline or these defense programs may be terminated. A decline in governmental expenditures may result in a reduction in the volume of contracts awarded to us.

Government regulations could limit our ability to sell our products outside the United States and otherwise adversely affect our business. Our failure to obtain the requisite licenses, meet registration standards or comply with other government export regulations would hinder our ability to generate revenues from the sale of our products outside the United States. Compliance with these government regulations may also subject us to additional fees and operating costs. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position. In order to sell our products in European Union countries, we must satisfy certain technical requirements. If we are unable to comply with those requirements with respect to a significant quantity of our products, our sales in Europe would be restricted. Doing business internationally also subjects us to numerous U.S. and foreign laws and regulations, including, without limitation, regulations relating to import-export control, technology transfer restrictions, foreign corrupt practices and anti-boycott provisions. Failure by us or our sales representatives or consultants to comply with these laws and regulations could result in administrative, civil or criminal liabilities and could, in the extreme case, result in suspension or debarment from government contracts or suspension of our export privileges, which would have a material adverse effect on us.

If we fail to meet expectations of securities analysts or investors due to fluctuations in our revenue or operating results, our stock price could decline significantly. Our revenue and earnings may fluctuate from quarter to quarter due to a number of factors, including delays or cancellations of programs. It is likely that in some future quarters our operating results may fall below the expectations of securities analysts or investors. In this event, the trading price of our stock could decline significantly.

Our sales and earnings may be reduced if we cannot successfully integrate DME’s business. If we are unable to successfully integrate DME’s businesses subsequent to the acquisition on January 30, 2009, into our existing operations or if DME’s business is unsuccessful in winning new government programs, our sales and earnings could be impacted.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The Company owns manufacturing and office facilities of approximately 125,000 square feet in the Buffalo, New York area. The Company owns manufacturing and office facilities of approximately 80,000 square feet in Lebanon, New Hampshire. Astronics AES leases approximately 100,000 square feet of space, located in Redmond, Washington. In the third quarter of 2008, the Company finalized a renewal for the Redmond, Washington building lease. The lease expires in March of 2013. The Montreal, Quebec, Canada operations are located in a leased facility of approximately 16,000 square feet. The lease expires in November, 2009. Upon expiration of its current lease, the Company believes that it will be able to secure renewal terms or enter into a lease for an alternative location.

On January 30, 2009, the Company’s acquisition of DME added leased manufacturing and office facilities of approximately 51,000 square feet in Orlando, Florida and approximately 72,000 square feet in Ft. Lauderdale, Florida. The lease for the Orlando facility expires in February, 2015 with one renewal option for seven years. The lease for the Ft. Lauderdale facility expires in April, 2016 with one renewal option of five years.

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

The table below sets forth the range of prices for the Company’s Common Stock, traded on the NASDAQ National Market System, for each quarterly period during the last two years. The approximate number of shareholders of record as of February 27, 2009, was 741 for Common Stock and 853 for Class B Stock.

2008	High	Low

(In dollars)
First	$33.50	$15.28
Second	16.38	12.06
Third	20.60	10.16
Fourth	18.86	7.32

2007	High	Low

First	$16.87	$13.54
Second	26.10	13.05
Third	34.86	23.40
Fourth	43.10	30.64

The Company has not paid any cash dividends in the three-year period ended December 31, 2008. It has no plans to pay cash dividends as it plans to retain all cash from operations as a source of capital to finance growth in the business. The Company’s ability to pay dividends is limited by Minimum Net Worth and Minimum Fixed Charge Coverage Ratio covenants contained in the Company’s Credit Agreement.

On September 16, 2008, Astronics Corporation announced a one-for-four distribution of Class B Stock to holders of both Common and Class B Stock. On or about October 17, 2008, stockholders received one share of Class B Stock for every four shares of Common and Class B Stock held on the record date of October 6, 2008.

With respect to information regarding our securities authorized for issuance under equity incentive plans, the information contained in the section entitled “Equity Compensation Plan Information” of our definitive Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.

We did not repurchase any shares of our common stock in 2008.

The following graph charts the annual percentage change in return on the Company’s common stock compared to the S&P 500 Index — Total Return and the NASDAQ US and Foreign Securities:

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Assumes Initial Investment of $100
December 2008

	2003	2004	2005	2006	2007	2008
ASTRONICS CORP	100.00	102.67	216.31	344.65	855.08	237.97
S&P 500 Index Total Return	100.00	110.87	116.31	134.66	142.05	89.51
NASDAQ Composite Index	100.00	109.15	111.47	123.04	136.15	81.72
NASDAQ US and Foreign Securities	100.00	108.81	111.28	122.75	135.69	65.06

ITEM 6.	SELECTED FINANCIAL DATA

Five-Year Performance Highlights

	2008(1)	2007(1)	2006(1)	2005(1)	2004

(Dollars in thousands, except for per share data)
PERFORMANCE
Sales	$173,722	$158,240	$110,767	$74,354	$34,696
Income (Loss)	$8,361	$15,391	$5,736	$2,237	$(734)
Net Margin	4.80%	9.70%	5.20%	3.00%	(2.10)%
Diluted Earnings (Loss) per Share(2)	$0.79	$1.44	$0.55	$0.22	$(0.07)
Weighted Average Shares Outstanding — Diluted(2)	10,650	10,711	10,336	10,048	9,708
Return on Average Assets	8.00%	16.50%	7.70%	4.00%	(1.60)%
Return on Average Equity	15.60%	38.20%	20.20%	9.30%	(3.20)%

YEAR-END FINANCIAL POSITION
Working Capital	$43,360	$32,100	$17,437	$13,349	$18,104
Total Assets	$104,674	$104,121	$82,538	$66,439	$45,236
Indebtedness	$14,446	$22,935	$18,449	$18,218	$12,062
Shareholders’ Equity	$58,255	$49,232	$31,348	$25,418	$22,660
Book Value Per Share(2)	$5.68	$4.83	$3.14	$2.58	$2.33

OTHER YEAR-END DATA
Depreciation and Amortization	$4,142	$3,440	$2,929	$2,373	$1,273
Capital Expenditures	$4,325	$9,592	$5,400	$2,498	$1,136
Shares Outstanding(2)	10,265	10,186	10,033	9,876	9,750
Number of Employees	989	967	787	702	424

(1)	— Information includes the effects of the acquisition of AES on February 3, 2005.

(2)
— Diluted Earnings (Loss) Per-Share, Weighted Average Shares Outstanding-Diluted, Book Value Per-Share and Shares Outstanding have been adjusted for the impact of the October 6, 2008 one-for-four Class B stock distribution.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Astronics Corporation, through its subsidiaries Astronics Advanced Electronic Systems Corp., Luminescent Systems Inc. and Luminescent Systems Canada Inc. designs and manufactures electrical power generation, control and distribution systems and lighting systems and components, for the aerospace industry. We operate four principal facilities located in New York State, New Hampshire, Washington State and Quebec, Canada. We serve the three primary aircraft markets which are the military, commercial transport and the business jet markets. In 2008, the breakdown of sales to the commercial transport market, the military market and the business jet market were 59.9%, 19.9% and 19.5%, respectively, miscellaneous sales to non-aerospace markets accounted for 0.7% of sales.

Astronics’ strategy is to develop and maintain positions of technical leadership in its chosen aerospace and defense markets, to leverage those positions to grow the amount of content and volume of product it sells to those markets and to selectively acquire businesses with similar technical capabilities that could benefit from our leadership position and strategic direction.

In January 2009 Astronics acquired DME Corporation (DME), a designer and manufacturer of military test, training and simulation equipment and aviation safety products. Astronics purchased 100 percent of the outstanding stock of DME for approximately $51 million. The acquisition was financed with a $40 million, five year term note with quarterly principal payments of $2 million beginning in the second quarter of 2009, 500,000 shares of unregistered Astronics Common stock and seller financing for $5 million to $7 million depending on achieving a revenue target of $82 million in 2009. The seller notes are due in 2014.

Key factors affecting Astronics’ growth, revenue and profitability are the rate at which new aircraft are produced, government funding of military programs, our ability to have our products designed into the plans for new aircraft and the rates at which aircraft owners, including commercial airlines, refurbish or install upgrades to their aircraft. Once designed into a new aircraft, the spare parts business is frequently retained by the Company.

Sales to the Commercial transport market totaled approximately 59.9% of our total revenue in 2008. Our cabin electronics products which provide in-seat power for passengers and power to in-flight entertainment systems (IFE) found on Commercial Airlines around the world accounted for the majority of our sales to this market. Since 2005 we have seen our sales to the commercial transport markets increase from $30 million to over $100 million in 2008. Most of this growth has been driven by increased installations of our cabin electronics products used to power in-flight entertainment systems and in-seat power systems by airlines around the world. Maintaining and growing our sales to the Commercial transport market will depend on airlines capital spending budgets for cabin up-grades as well as for new aircraft such as the Boeing 787 and Airbus A380. We expect these new aircraft, once in production will be equipped with more IFE and in-seat power than previous generation aircraft. Additionally, our ability to maintain and grow sales to this market depends on our ability to maintain our technological advantages over our competitors and maintain our relationships with major in-flight entertainment suppliers and global airlines.

Our military market sales are typically comprised of several significant “programs” such as providing a power conversion unit for the Tactical Tomahawk and Taurus missiles and lighting and fire suppression units for V-22 Osprey programs complemented by many spare parts orders covering many aircraft platforms. Products sold to the military market include our cockpit, exterior and cabin lighting and airframe power products. The military market is dependent on governmental funding which can change from year to year. Risks are that overall spending may be reduced in the future, specific programs may be eliminated or that we fail to win new business through the competitive bid process. Astronics does not have significant reliance on any one program such that cancellation of a particular program will cause material financial loss. We believe that we will continue to have opportunities similar to past years regarding this market.

Another market we serve is the business jet market. Sales to the business jet market are driven by our increasing content on new aircraft and build rates of new aircraft. In 2008 we saw volume and average ship set value increase in the business jet market as the production rates for new business jets increased during the year. Products sold to the business jet market include our cockpit lighting, airframe power and exterior lighting products. Our sales to the business jet market will be particularly challenged in the upcoming years as aircraft production rates are expected to be reduced significantly from 2008 levels as the global economy struggles. Additionally, there is a large supply of used aircraft in the market and financing of new aircraft has become more challenging for prospective buyers. Our largest business jet customer during 2008, Eclipse Aviation Corporation filed for bankruptcy protection in November of 2008. In 2008 Astronics had revenue totaling approximately $9 million from Eclipse. Relating to this, in the fourth quarter Astronics took a pre-tax charge to income for $10.0 million for outstanding accounts receivable, inventory, tooling and fixed assets relating to the Eclipse 500 aircraft. Despite the current market conditions, we continue to see a wide range of opportunities to employ our technology in the business jet markets, however there is risk involved in the development of any new aircraft.

Each of the markets that we serve is presenting opportunities for our product lines that we expect will provide continued growth for the Company over the long-term. We continue to look for opportunities in all three markets to capitalize on our core competencies to expand our existing business and to grow through strategic acquisitions.

In 2009 we expect our revenue to increase as a result of the January 30, 2009 acquisition of DME Corporation. We are projecting 2009 revenues to be in the range of $230 million to $245 million. Impacted by current economic conditions, the aerospace market is extremely difficult to predict at this time as new aircraft production rates are modified frequently by the airframe manufacturers creating a very fluid and difficult to predict revenue stream over the next twelve months. Excluding DME revenue we expect organic Astronics revenue to be in the range of $155 million to $165 million based on information available at this time. We expect fairly flat sales to the commercial transport market and military markets and a decrease in the business jet market. We expect 2009 DME revenue to be in the range of $75 million to $80 million for the eleven month period after closing of the acquisition as we await the results on several significant contract awards that could impact 2009 revenue. Revenue for 2009 can be affected by not only the ultimate award of the contract, but the timing of when the contract is awarded and when delivery begins. Despite expected lower organic 2009 revenue as compared with 2008, we still see many opportunities for long term growth and expect to continue to invest in developmental programs to expand our products and technologies. In addition, we expect that the next generation of commercial transports such as the Boeing 787 and Airbus A380 will be equipped with more in-seat power and in-flight entertainment than the aircraft they will be replacing. We expect this will provide a significant opportunity for us as these aircraft enter and ramp up production over the next several years.

Challenges which continue to face us include improving shareholder value through increasing profitability. Increasing profitability is dependent on many things, primarily revenue growth and, the Company’s ability to control operating expenses and to identify means of creating improved productivity. Revenue is driven by increased build rates for existing aircraft, market acceptance and economic success of new aircraft, continued government funding of defense programs, the Company’s ability to obtain production contracts for parts we currently supply or have been selected to design and develop for new aircraft platforms. Demand for our products is driven by the discretionary spending of aircraft owners and airlines and new aircraft build rates. Reduced aircraft build rates driven by a weak economy, tight credit markets, reduced air passenger travel and an increasing supply of used aircraft on the market will likely result in reduced demand for our products which will result in lower profits. Many of our newer development programs are based on new and unproven technology and at the same time we are challenged to develop the technology on a schedule that is consistent with specific aircraft development programs. We will continue to address these challenges by working to improve operating efficiencies and focusing on executing on the growth opportunities currently in front of us.

2009 ACQUISITION

On January 30, 2009, the Company acquired 100% of the common stock of DME. The purchase price was approximately $51 million, comprised of approximately $40 million in cash, 500,000 shares of the Company’s common stock previously held as treasury shares, valued at $3.6 million, or $7.17 per share, a $5.0 million subordinated note payable to the former shareholders plus an additional $2.0 million subject to meeting revenue performance criteria in 2009. DME Corporation is a provider of weapons and communications test equipment, training and simulation devices and aviation safety solutions.

Audited financial statements for DME and pro-forma combined financial information for Astronics and DME will be available and included in a Form 8-K filing expected to be filed in April 2009.

In connection with the funding of this Acquisition, the Company amended its existing $60 million credit facility by entering into an $85 million Amended and Restated Credit Agreement dated January 30, 2009, with HSBC Bank USA, National Association, Bank of America, N.A. and KeyBank National Association. The Credit Agreement provides for a five-year, $40 million senior secured term loan with interest at LIBOR plus between 2.25% and 3.50% based on the Company’s leverage ratio. The proceeds of the term loan were used to finance the Acquisition. The Credit Agreement also provides for a revolving credit line of $45 million, of which approximately $30 million is currently available for working capital requirements and is committed for three years through January 2012, with interest at LIBOR plus between 2.25% and 3.50%. In addition, the Company is required to pay a commitment fee of between 0.30% and 0.50% on the unused portion of the total credit commitment for the preceding quarter, based on the Company’s leverage ratio under the Credit

Agreement. The credit facility allocates up to $20 million of the $45 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit.

A portion of the purchase price was funded by the issuance to the former shareholders of DME a 6.0% subordinated promissory note due 2014 in the aggregate principal amount of $5 million. To evidence its obligations related to the Contingent Payment, the Company also issued a 6.0% subordinated contingent promissory note due 2014 in the aggregate principal amount of $2 million. Payment under the contingent promissory note is due depending on achieving a revenue target for DME of $82 million in 2009.

The Company’s obligations under the Credit Agreement are jointly and severally guaranteed by Astronics Advanced Electronic Systems Corp., Luminescent Systems, Inc. and DME, each a wholly-owned domestic subsidiary of the Company. The obligations are secured by a first priority lien on substantially all of the Company’s and the guarantors’ assets.

In the event of voluntary or involuntary bankruptcy of the Company, all unpaid principal and any other amounts due under the Credit Agreement automatically become due and payable without presentation, demand or notice of any kind to the Company. Other Events of Default, including failure to make payments as they become due, give the Agent the option to declare all unpaid principal and any other amounts then due, immediately due and payable.

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles. The preparation of the Company’s financial statements requires management to make estimates, assumptions and judgments that affect the amounts reported. These estimates, assumptions and judgments are affected by management’s application of accounting policies, which are discussed in the Notes to the Consolidated Financial Statements, Note 1 of Item 8, Financial Statements and Supplementary Data of this report. The critical accounting policies have been reviewed with the audit committee of our board of directors.

Revenue Recognition

Revenue is recognized on the accrual basis at the time of shipment of goods and transfer of title. There are no significant contracts allowing for right of return. The Company does evaluate and record an allowance for any potential returns based on experience and any known circumstances. For the years ended December 31, 2008 and 2007, no allowances were recorded for contracts allowing for right of return. A trade receivable is recorded at the value of the sale. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.

Accounts Receivable and Allowance for Doubtful Accounts

The Company records a valuation allowance to account for potentially uncollectible accounts receivable. The allowance is determined based on Management’s knowledge of the business, specific customers, review of receivable aging and a specific identification of accounts where collection is at risk. At December 31, 2008, the Company’s allowance for doubtful accounts for accounts receivable was $0.3 million, or 1.4% of gross accounts receivable. At December 31, 2007, the Company’s allowance for doubtful accounts for accounts receivable was $0.5 million, or 2.4% of gross accounts receivable.

In the fourth quarter of 2008, the Company wrote off all receivables amounting to approximately $1.0 million from Eclipse Aviation Corporation, a customer that declared bankruptcy during the fourth quarter of 2008. The impact amounts to approximately a $0.6 million reduction in net income or $.06 per diluted share.

Inventory Valuation

The Company records valuation reserves to provide for excess, slow moving or obsolete inventory or to reduce inventory to the lower of cost or market value. In determining the appropriate reserve, Management considers the age of inventory on hand, the overall inventory levels in relation to forecasted demands as well as reserving for specifically identified inventory that the Company believes is no longer salable. At December 31, 2008, the Company’s reserve for inventory valuation was $10.5 million, or 22.7% of gross inventory. At December 31, 2007, the Company’s reserve for inventory valuation was $4.1 million, or 10.0% of gross inventory.

In the fourth quarter of 2008, the Company recorded a reserve for inventory on hand used exclusively for the Eclipse 500 aircraft. Eclipse Aviation Corporation, the manufacturer of the aircraft has filed for bankruptcy protection, ceased production, terminated its workforce and petitioned the bankruptcy court to liquidate its assets. The pre-tax charge relating to the Eclipse inventory amounted to approximately $7.4 million, reducing net income by approximately $4.8 million or $0.45 per diluted share.

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

As of December 31, 2008, the Company had net deferred tax assets of $6.1 million, net of a $0.7 million valuation allowance. These assets relate principally to liabilities or asset valuation reserves that result in timing difference between generally acceptable accounting principles recognition and treatment for income tax purposes, as well as a state investment tax credit carry-forwards and foreign research and development tax credit carryforwards.

Goodwill

The Company’s goodwill is the result of the excess of purchase price over net assets acquired from acquisitions. As of December 31, 2008, the Company had $2.6 million of goodwill. The Company tests goodwill for impairment at least annually during the fourth quarter, and whenever events occur or circumstances change that indicates there may be impairment. The process of evaluating the Company’s goodwill for impairment is subjective and requires significant estimates. These estimates include judgments about future cash flows that are dependent on internal forecasts, long-term growth rates and estimates of the weighted average cost of capital used to discount projected cash flows. Based on the discounted projected cash flows, management has concluded that there is no impairment of the Company’s goodwill.

Supplemental Retirement Plan

The Company maintains a supplemental retirement plan for certain executives. The accounting for this plan is based in part on certain assumptions that may be highly uncertain and may have a material impact on the financial statements if different reasonable assumptions had been used. The assumptions for increases in compensation and the discount rate for determining the cost recognized in 2008 were 5.0% and 5.75%, respectively. The discount rate used for the projected benefit obligation as of December 31, 2008 was 5.75%. The assumption for compensation increases takes a long-term view of inflation and performance based salary adjustments based on the Company’s approach to executive compensation. For determining the discount rate the Company considers long-term interest rates for high-grade corporate bonds.

RESULTS OF OPERATIONS

Sales

Sales for 2008 increased by $15.5 million, or 9.8%, to $173.7 million from $158.2 million in 2007. The sales increase was driven by increased volume sold to meet higher demand for our products. By market, the increase was the result of an increase in sales to the military market of $9.1 million to $34.5 million, the commercial transport market of $3.7 million to $104.1 million and the business jet market of $2.7 million to $34.0 million. Other markets remained flat at $1.1 million. The sales increase to the Military market by product line included $3.1 million from Airframe Power products, $3.9 million from Cockpit Lighting products, $1.9 million from Exterior Lighting products and $0.2 million in other products. The increase in sales to the commercial transport market was primarily a result of a $1.7 million increase in sales of Cabin Electronics products, a $0.8 million increase in Airframe Power products, $0.6 million increase in Cabin Lighting products and $0.6 million increase in Cockpit Lighting products. The increase of sales to the business jet market was primarily a result of a $2.7 million increase in sales of Cockpit Lighting products.

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

Expenses and Margins

Cost of products sold as a percentage of sales increased by 8.3 percentage points to 82.5% in 2008 from 74.2% in 2007. This increase was due primarily to an increase in engineering and design costs of $8.1 million, a $7.4 million reserve for Eclipse 500 aircraft inventory and a $1.6 million reserve for machinery and equipment specifically used in the Eclipse 500 aircraft, somewhat offset by leverage provided by the increased sales volume. It is our intention to continue investing in capabilities and technologies as needed that allows us to execute our strategy to increase the ship set content and value we provide on aircraft in all markets that we serve. The rate of spending on these activities, however, will largely be driven by market opportunities.

Cost of products sold as a percentage of sales decreased by 4.8 percentage points to 74.2% in 2007 from 79.0% in 2006. This decrease was due to leverage provided by the increased sales volume offset by an increase in engineering and design costs of $3.9 million.

Selling, general and administrative expenses (“SG&A”) increased $1.0 million in 2008 to $17.4 million compared to $16.4 million in 2007. This increase is due primarily to the $1.0 million bad debt expense relating to the Eclipse Aviation Corporation accounts receivable write off. As a percentage of sales SG&A was flat at 10.0% compared to 10.4% for the same period of 2007.

Selling, general and administrative expenses (“SG&A”) increased $2.8 million to $16.4 million in 2007 from $13.6 million in 2006 primarily the result of increased wages and benefits. As a percentage of sales, SG&A expense was 10.4% in 2007 compared to 12.3% in 2006 as sales grew at a faster pace than SG&A spending.

Net interest expense was $0.7 million and $1.4 million in 2008 and 2007 respectively. The decrease in interest expense was due primarily to lower average borrowings throughout the year on our revolving credit facility and lower interest rates on the variable rate debt.

Net interest expense was $1.4 million and $0.9 million in 2007 and 2006 respectively. The Series 2007 Industrial Revenue Bonds issued in the first quarter of 2007 to finance the building and manufacturing expansion project in New York, higher average borrowing levels throughout the year on our revolving credit facility and increased averaged interest rates on our variable rate debt were the reasons for the increase when compared to 2006.

Income Taxes

The effective tax rate was 32.0% in 2008, 1.1 percentage points lower than the effective tax rate of 33.1% in 2007. The majority of the change was due to the impact of permanent differences, utilization of foreign research and development tax credits and state and foreign taxes as a percentage of pretax income. We expect in future years, the effective tax rate will continue to approximate statutory rates in effect.

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

Off Balance Sheet Arrangements

We do not have any material off -balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations

The following table represents contractual obligations as of December 31, 2008:

	Payments Due by Period*
	Total	2009	2010-2011	2012-2013	After 2013

(In thousands)
Purchase Obligations	$25,535	$24,857	$678	$—	$—
Long-Term Debt	14,446	920	2,429	2,463	8,634
Operating Leases	7,986	1,975	3,682	2,329	—
Interest on Long-Term Debt	616	121	221	165	109
Other Long Term Liabilities	1,081	193	481	156	251

Total Contractual Obligations	$49,664	$28,066	$7,491	$5,113	$8,994

*	This table excludes Supplemental Retirement Plan and related Post Retirement Obligations for which we anticipate making $0.4 million in annual payments in 2009 through 2013. This table excludes principal and interest payments under the new Credit Agreement and the subordinated promissory notes entered into on January 30, 2009. Principal payments on the $40 million senior secured term loan are payable in quarterly installments of $2.0 million commencing April 1, 2009. The outstanding principal on the subordinated promissory notes are due in 2014.

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

Operating Leases — Operating lease obligations are primarily related to facility leases for our Astronics AES operations and facility leases for our Canadian operations.

In the second quarter of 2008, the Company finalized the renewal for the Astronics AES building lease in Redmond, Washington. The lease is effective from April 1, 2008 through March 31, 2013. Rent payments under this new lease agreement will approximate $1.3 million in 2008, $1.7 million in 2009, $1.8 million in and 2010 and 2011, $1.9 million in and 2012 and $0.5 million for 2013. The 2008 rent expense under the old lease agreement was approximately $0.3 million

Purchase Obligations — Purchase obligations are comprised of the Company’s commitments for goods and services in the normal course of business.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow provided by operating activities was $11.5 million in 2008 compared with $8.6 million provided by operating activities in 2007. The increased cash flow from operations of $2.9 million as compared with 2007 was primarily a result of a lower year over year increase in working capital components. In 2008 the Company used $9.1 million of cash as its investment in net working capital components increased during the year. In 2007 the Company used $11.1 million of cash as its investment in net working capital components increased during that year. The increase in investment in working capital components during 2008 was driven by the Company’s sales growth.

Cash flow provided by operating activities was $8.6 million in 2007 compared with $0.05 million used for operating activities in 2006. The increase of $8.6 million was mainly a result of an increase in net income of $9.7 million to $15.4 million in 2007 from net income in 2006 of $5.7 million, adjustments for non-cash charges such as depreciation and amortization of $3.4 million, being offset by a net increase in investment in working capital components, primarily receivables, inventory and payables. The increase in investment in working capital components during 2007 was driven by the Company’s sales growth.

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

Cash used for investing activities in 2008 was $4.6 million, primarily due to capital expenditures of $4.3 million. In 2007, cash used for investing activities was $10.3 million compared with $5.5 million in 2006, a $4.8 million increase. This increase was primarily due to capital expenditures of $9.6 million compared to $5.4 million in 2006.

The Company’s cash required for capital equipment purchases for the last three years ranged between $4.3 million and $9.6 million. Our expectation for 2009 is that capital equipment expenditures will approximate $6.0 million to $9.0 million. Future capital requirements depend on numerous factors, including expansion of existing product lines and introduction of new products. Management believes that the Company’s cash flow from operations and current borrowing arrangements will provide for these necessary capital expenditures.

At December 31, 2008, the Company was in compliance with all of the covenants pursuant to the credit facility in existence with HSBC Bank USA at that time.

The Company’s ability to maintain sufficient liquidity is highly dependent upon achieving expected operating results. Failure to achieve expected operating results could have a material adverse effect on our liquidity, our ability to obtain financing and our operations in the future.

Subsequent to December 31, 2008, the Company amended its existing $60 million credit facility by entering into an $85 million Amended and Restated Credit Agreement dated as of January 30, 2009, with

HSBC Bank USA, National Association, Bank of America, N.A. and KeyBank National Association to finance its acquisition of DME Corporation. The Credit Agreement provides for a five-year, $40 million senior secured term loan with interest at LIBOR plus between 2.25% and 3.50%. The proceeds of the term loan were used to finance the acquisition. The Credit Agreement also provides for a revolving credit line of $45 million, of which approximately $30 million is currently available for working capital requirements and is committed for three years through January 2012, with interest at LIBOR plus between 2.25% and 3.50%. In addition, the Company is required to pay a commitment fee of between 0.30% and 0.50% on the unused portion of the total credit commitment for the preceding quarter, based on the Company’s leverage ratio under the Credit Agreement. The credit facility allocates up to $20 million of the $45 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. Principal payments on the $40 million senior secured term loan are payable in quarterly installments of $2.0 million commencing April 1, 2009.

The amended credit facility contains various covenants. The covenant for minimum fixed charge coverage, defined as the ratio of the sum of net income, interest expense, provision for taxes based on income, total depreciation expense, total amortization expense, other non-cash items reducing net income minus other non-cash items increasing net income minus capital expenditures, minus cash taxes paid and dividends paid to interest expense plus scheduled principal payments on long-term debt calculated on a rolling four-quarter basis is 1.25. The covenant for maximum leverage, defined as the ratio of the sum of net income, interest expense, provision for taxes based on income, total depreciation expense, total amortization expense, other non-cash items reducing net income minus other non-cash items increasing net income to funded debt calculated on a rolling four-quarter basis is 2.75. The covenant for minimum net worth, defined as total stockholder equity shall not be less than $57.3 million increased annually by adding 50% of net income. The covenant for maximum capital expenditures is $10 million annually.

A portion of the 2009 purchase price was funded by the issuance to the shareholders of DME a 6.0% subordinated promissory note due 2014 in the aggregate principal amount of $5.0 million. To evidence its obligations related to the contingent payment, the Company also issued a 6.0% subordinated contingent promissory note due 2014 in the aggregate principal amount of $2.0 million. Payment under the contingent promissory notes is due only upon satisfaction of certain revenue performance criteria for 2009.

The Company’s cash needs for working capital, debt service and capital equipment during 2009 and the foreseeable future, are expected to be met by cash flows from operations and if necessary, utilization of the revolving credit facility. The Company’s cash needs for debt service for 2009 will be higher than 2008 levels. As a result of the term debt related to the January 2009 DME acquisition scheduled debt principal payments for 2009 will increase from approximately $0.9 million to $6.9 million.

DIVIDENDS

Management believes that it should retain the capital generated from operating activities for investment in advancing technologies, acquisitions and debt retirement. Accordingly, there are no plans to institute a cash dividend program. Additionally, the Company’s ability to pay dividends is limited by Minimum Net Worth and Minimum Fixed Charge Coverage Ratio covenants contained in the Company’s Credit Agreement.

BACKLOG

At December 31, 2008, the Company’s backlog was $89.0 million compared with $92.4 million at December 31, 2007.

RELATED-PARTY TRANSACTIONS

None

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (SFAS No. 141R). SFAS No. 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests, and goodwill acquired in a business combination. Acquisition costs will be generally expensed as incurred. The Company expensed approximately $0.2 million in acquisition costs in 2008. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The Company believes that SFAS No. 141R will not have a significant impact on its consolidated financial position, cash flows and results of operations.

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

The Company has limited exposure to fluctuation in Canadian currency exchange rates to the U.S. dollar. Nearly all of the Company’s consolidated sales are transacted in U.S. dollars. Net assets held in or measured in Canadian dollars amounted to $1.8 million at December 31, 2008. Annual disbursements of approximately $8.1 million are transacted in Canadian dollars. A 10% change in the value of the U.S. dollar versus the Canadian dollar would impact net income by approximately $0.5 million.

Risk due to fluctuation in interest rates is a function of the Company’s floating rate debt obligations, which total approximately $14.4 million at December 31, 2008. To offset this exposure, the Company entered into an interest rate swap in February 2006, on its Series 1999 New York Industrial Revenue Bond which effectively fixes the rate at 3.99% plus a spread based on the Company’s leverage ratio on this $3.3 million obligation through January 2016.

Before the Company entered into the new credit facility, a change of 1% in interest rates would impact annual net income by less than $0.1 million. Subsequent to December 31, 2008, the additional $40.0 million senior secured term loan incurred in conjunction with the acquisition of DME causes a 1% change in interest rates on all variable rate debt to impact annual net income by $0.3 million. The new Credit Agreement requires the Company to enter into by April 30, 2009, one or more interest rate hedge agreements with one or more of the lenders, to fix the interest rate on not less than fifty percent of the aggregate principal amount of the term loan.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors of Astronics Corporation:

We have audited the accompanying consolidated balance sheets of Astronics Corporation as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listing in the index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astronics Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 6 to the consolidated financial statements, on December 31, 2006, the Company changed its method of accounting for defined benefit pension plans and other post retirement benefits.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Astronics Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Buffalo, New York
March 4, 2009

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2008.

Ernst & Young LLP, independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

By:	/s/ Peter J. Gundermann Peter J. Gundermann President & Chief Executive Officer (Principal Executive Officer)	March 4, 2009

	/s/ David C. Burney David C. Burney Vice President-Finance, Chief Financial Officer & Treasurer (Principal Financial and Accounting Officer)	March 4, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors of Astronics Corporation:

We have audited Astronics Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Astronics Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Astronics Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Astronics Corporation as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 4, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Buffalo, New York
March 4, 2009

ASTRONICS CORPORATION

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2008	2007	2006

(In thousands, except per share data)
Sales	$173,722	$158,240	$110,767
Cost of products sold	143,249	117,370	87,519

Gross profit	30,473	40,870	23,248
Selling, general and administrative expenses	17,419	16,408	13,582

Income from operations	13,054	24,462	9,666
Interest expense, net of interest income of $12, $50 and $15	694	1,370	896
Other expenses	70	94	11

Income before income taxes	12,290	22,998	8,759
Provision for income taxes	3,929	7,607	3,023

Net income	$8,361	$15,391	$5,736

Basic earnings per share	$0.82	$1.52	$0.58

Diluted earnings per share	$0.79	$1.44	$0.55

See notes to consolidated financial statements.

ASTRONICS CORPORATION

CONSOLIDATED BALANCE SHEET

	December 31,
	2008	2007

(In thousands, except share and per share data)
ASSETS
Current Assets:
Cash and Cash Equivalents	$3,038	$2,818
Accounts Receivable, Net of Allowance for Doubtful Accounts of $305 in 2008 and $514 in 2007	22,053	20,720
Inventories	35,586	36,920
Prepaid Expenses	1,123	942
Prepaid Income Taxes	—	1,040
Deferred Income Taxes	4,955	1,581

Total Current Assets	66,755	64,021
Property, Plant and Equipment, at Cost:
Land	1,639	1,636
Buildings and Improvements	16,310	16,285
Machinery and Equipment	30,358	25,978
Construction in progress	796	2,179

	49,103	46,078
Less Accumulated Depreciation and Amortization	20,028	15,995

Net Property, Plant and Equipment	29,075	30,083
Deferred Income Taxes	1,155	991
Intangibles net of accumulated amortization of $1,119 in 2008 and $884 in 2007	1,853	2,088
Restricted Cash	136	1,088
Other Assets	3,118	2,802
Goodwill	2,582	3,048

Total Assets	$104,674	$104,121

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current Maturities of Long-term Debt	$920	$951
Note Payable	—	7,300
Accounts Payable	9,900	7,667
Accrued Payroll and Employee Benefits	3,789	6,140
Accrued Income Taxes	1,251	—
Customer Advanced Payments and Deferred Revenue	5,237	7,822
Other Accrued Expenses	2,298	2,041

Total Current Liabilities	23,395	31,921
Long-term Debt	13,526	14,684
Supplemental Retirement Plan and Other Liabilities for Pension Benefits	7,002	6,808
Other Liabilities	2,496	1,476

Total Liabilities	46,419	54,889

Shareholders’ Equity
Common Stock, $.01 par value — Authorized 20,000,000 Shares, Issued 8,021,976 in 2008 and 7,511,744 in 2007	80	75
Convertible Class B Stock, $.01 par value — Authorized 5,000,000 Shares, issued 3,223,764 in 2008 and 3,654,494 in 2007	32	36
Additional Paid-in Capital	9,390	7,833
Accumulated Other Comprehensive Loss	(1,429)	(541)
Retained Earnings	53,901	45,548

	61,974	52,951
Less Treasury Stock: 980,313 Shares in 2008 and 2007	3,719	3,719

Total Shareholders’ Equity	58,255	49,232

Total Liabilities and Shareholders’ Equity	$104,674	$104,121

See notes to consolidated financial statements.

ASTRONICS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006

(In thousands)
Cash Flows from Operating Activities
Net Income	$8,361	$15,391	$5,736
Adjustments to Reconcile Net Income to Cash Provided By (Used For) Operating Activities:
Depreciation and Amortization	4,142	3,440	2,929
Fixed Asset Impairment	1,580	—	—
Provision for Non-Cash Losses on Inventory and Receivables	8,907	747	138
Stock Compensation Expense	803	771	619
Other	393	(185)	26
Deferred Tax Benefit	(3,558)	(122)	(529)
Cash Flows from Changes in Operating Assets and Liabilities:
Accounts Receivable	(2,881)	(3,399)	(4,572)
Inventories	(7,102)	(5,599)	(12,298)
Prepaid Expenses	(298)	(137)	(379)
Accounts Payable	2,376	(4,895)	7,047
Accrued Expenses	(2,078)	2,273	869
Customer Advanced Payments and Deferred Revenue	(2,585)	958	1,462
Contract Loss Reserves	—	—	(830)
Prepaid Income Taxes	2,291	(815)	(385)
Supplemental Retirement Plan and Other Liabilities	1,154	173	120

Cash Provided By (Used For) Operating Activities	11,505	8,601	(47)

Cash Flows from Investing Activities
Capital Expenditures	(4,325)	(9,592)	(5,400)
Other	(247)	(745)	(65)

Cash Used For Investing Activities	(4,572)	(10,337)	(5,465)

Cash Flows from Financing Activities
Proceeds from Long Term Debt	—	6,000	—
Principal Payments on Long-term Debt	(945)	(944)	(920)
Proceeds from Note Payable	9,100	20,800	10,300
Payments on Note Payable	(16,400)	(21,600)	(9,200)
Debt Acquisition Costs	(197)	(392)	—
Use of (Unexpended) Industrial Revenue Bond Proceeds	952	(1,088)	—
Proceeds from Exercise of Stock Options	329	1,162	984
Income Tax Benefit from Exercise of Stock Options	448	397	94

Cash (Used for) Provided By Financing Activities	(6,713)	4,335	1,258

Effect of Exchange Rates on Cash	—	(3)	3

Increase (Decrease) in Cash and Cash Equivalents	220	2,596	(4,251)
Cash and Cash Equivalents at Beginning of Year	2,818	222	4,473

Cash and Cash Equivalents at End of Year	$3,038	$2,818	$222

Disclosure of Cash Payments for:
Interest	$745	$1,421	$903
Income Taxes, net	4,798	8,159	4,001

See notes to consolidated financial statements.

ASTRONICS CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common							Accumulated
	Stock		Class B Stock					Other
	Shares	Par	Shares	Par	Treasury Stock		Paid-In	Comprehensive	Retained	Comprehensive
	Issued	Value	Issued	Value	Shares	Cost	Capital	Income (Loss)	Earnings	Income

(Dollars and shares in thousands)
Balance at January 1, 2006	7,082	$71	3,772	$38	980	$(3,719)	$3,808	$799	$24,421
Net Income for 2006									5,736	$5,736
Currency Translation Adjustments								(24)		(24)
Mark to Market Adjustments for Derivatives, net of income taxes of $25								(48)		(48)

Total Comprehensive Income										$5,664

Adjustment to initially apply FASB Statement No. 158, net of income taxes of $859								(1,431)
Exercise of Stock Options and Stock Compensation Expense including income tax benefit of $94	112	1	44	—			1,696
Class B Stock converted to Common Stock	120	1	(120)	(1)

Balance at December 31, 2006	7,314	$73	3,696	$37	980	$(3,719)	$5,504	$(704)	$30,157
Net Income for 2007									15,391	$15,391
Currency Translation Adjustments								490		490
FASB Statement No. 158 adjustment, net of income taxes of $168								(279)		(279)
Mark to Market Adjustments for Derivatives, net of income taxes of $28								(48)		(48)

Total Comprehensive Income										$15,554

Exercise of Stock Options and Stock Compensation Expense including income tax benefit of $397	115	1	39	—			2,329
Class B Stock converted to Common Stock	83	1	(83)	(1)

Balance at December 31, 2007	7,512	$75	3,652	$36	980	$(3,719)	$7,833	$(541)	$45,548
Net Income for 2008									8,361	8,361
Currency Translation Adjustments								(751)		(751)
FASB Statement No. 158 adjustment, net of income taxes of ($85)								(41)		(41)
Mark to Market Adjustments for Derivatives, net of income taxes of $49								(96)		(96)

Total Comprehensive Income										$7,473

Adjustment for Stock Distribution									(8)
Exercise of Stock Options and Stock Compensation Expense including income tax benefit of $448	50	—	32	1			1,557
Class B Stock converted to Common Stock	460	5	(460)	(5)

Balance at December 31, 2008	8,022	$80	3,224	$32	980	$(3,719)	$9,390	$(1,429)	$53,901

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND PRACTICES

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

Stock Distribution

On September 16, 2008, Astronics Corporation announced a one-for-four distribution of Class B Stock to holders of both Common and Class B Stock. On or about October 17, 2008, stockholders received one share of Class B Stock for every four shares of Common and Class B Stock held on the record date of October 6, 2008. All share quantities, share prices and per share data reported throughout this report have been adjusted to reflect the impact of this distribution.

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

Revenue and Expense Recognition

Revenue is recognized on the accrual basis at the time of shipment of goods and transfer of title. There are no significant contracts allowing for right of return. The Company does evaluate and record an allowance for any potential returns based on experience and any known circumstances. For the years ended December 31, 2008 and 2007, no significant allowances were recorded for contracts allowing for right of return. A trade receivable is recorded at the value of the sale. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company records a valuation allowance to account for potentially uncollectible accounts receivable. The allowance is determined based on Management’s knowledge of the business, specific customers, review of the receivable’s aging and a specific identification of accounts where collection is at risk.

At December 31, 2008, the Company’s allowance for doubtful accounts for accounts receivable was $0.3 million, or 1.4% of gross accounts receivable. At December 31, 2007, the Company’s allowance for doubtful accounts for accounts receivable was $0.5 million, or 2.4% of gross accounts receivable. In the fourth quarter of 2008, the Company elected to directly write off all receivables amounting to approximately $1.0 million from Eclipse Aviation Corporation, a customer that declared bankruptcy during the fourth quarter of 2008. The impact amounts to approximately a $0.6 million reduction in net income or $.06 per diluted share.

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

The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. These costs are expensed when incurred and included in cost of sales. Research and development, design and related engineering amounted to $22.9 million in 2008, $14.8 million in 2007 and $10.9 million in 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

The Company accounts for share-based compensation under SFAS 123(R), “Share-Based Payment,” applying the modified prospective method. This Statement requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of earnings based on the grant date fair value of the award. Under the modified prospective method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. For awards with graded vesting, the Company uses a straight-line method of attributing the value of stock-based compensation expense, subject to minimum levels of expense, based on vesting. Prior to the first quarter of 2006 the Company accounted for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations.

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

Consistent with SFAS 123(R), we classified $0.4 million of excess tax benefits from share based payment arrangements as cash flows from financing activities each in 2008 and 2007.

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

Inventories

Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories at December 31 are as follows:

	2008	2007

(In thousands)
Finished Goods	$7,690	$7,226
Work in Progress	8,407	8,553
Raw Material	19,489	21,141

	$35,586	$36,920

The Company records valuation reserves to provide for excess, slow moving or obsolete inventory or to reduce inventory to the lower of cost or market value. In determining the appropriate reserve, Management considers the age of inventory on hand, the overall inventory levels in relation to forecasted demands as well as reserving for specifically identified inventory that the Company believes is no longer salable.

At December 31, 2008, the Company’s reserve for inventory valuation was $10.5 million, or 22.7% of gross inventory. In November of 2008, Eclipse Aviation Corporation, a customer, filed for bankruptcy protection. Eclipse has ceased production, terminated its workforce and petitioned the bankruptcy court to liquidate its assets. In the fourth quarter of 2008, the Company recorded a reserve for certain inventory specifically used in the Eclipse 500 aircraft which is included in cost of goods sold. This charge increased the inventory valuation reserve by approximately $7.4 million, reducing net income by approximately $4.8 million or $0.45 per diluted share. At December 31, 2007, the Company’s reserve for inventory valuation was $4.1 million, or 10.0% of gross inventory.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Depreciation expense was $3.7 million, $2.9 million and $2.4 million in 2008, 2007 and 2006, respectively. No interest costs were capitalized in 2008. Interest costs capitalized relating to the 2007 building expansion, in East Aurora, New York amounted to approximately $0.1 million.

In the fourth quarter of 2008, the Company recorded a charge in cost of goods sold, for certain equipment relating to the Eclipse 500 aircraft. This charge amounted to approximately $1.6 million included in cost of goods sold, reducing net income by approximately $1.0 million or $0.10 per diluted share.

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

Derivatives

The Company records all derivatives on the balance sheet at fair value and as long term. The accounting for changes in the fair value of derivatives depends on the intended use and resulting designation. During 2008 and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007, the Company’s use of derivative instruments was limited to a cash flow hedge for interest rate risk. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (“OCI”) and subsequently reclassified into earnings when the hedged exposure affects earnings. The Company entered into an interest rate swap in February 2006, on its Series 1999 New York Industrial Revenue Bonds which effectively fixes the rate at 3.99% on this obligation through January 2016. The ineffective portions of all derivatives are recognized immediately into earnings as other income or expense. Ineffectiveness was not material in 2008, 2007, and 2006. For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change. The Company classifies the cash flows from hedging transactions in the same category as the cash flows from the respective hedged items. The Company reclassified $0.1 million from accumulated other comprehensive income to interest expense during 2008. Amounts reclassified in 2007 and 2006 were insignificant.

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

In the future, should the Company need to accrue a liability for unrecognized tax benefits, any interest associated with that liability will be recorded as interest expense. Penalties, if any, would be recognized as operating expenses. There are no penalties or interest liability accrued as of December 31, 2008. The years under which we conducted our evaluation coincided with the tax years currently still subject to examination by major federal and state tax jurisdictions, those being 2005, 2006, 2007 and 2008.

Prior to January 1, 2007, the Company recorded accruals for tax contingencies and related interest when it was probable that a liability had been incurred and the amount of the contingency could be reasonably estimated based on specific events such as an audit or inquiry by a taxing authority.

Earnings per Share

Earnings per share computations are based upon the following table:

	2008	2007	2006

(In thousands, except per share data)
Net Income	$8,361	$15,391	$5,736

Basic earnings weighted average shares	10,237	10,104	9,945
Net effect of dilutive stock options	413	607	391

Diluted earnings weighted average shares	10,650	10,711	10,336

Basic earnings per share	$0.82	$1.52	$0.58

Diluted earnings per share	$0.79	$1.44	$0.55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reserved Common Stock

At December 31, 2008, approximately 4.9 million shares of common stock were reserved for issuance upon conversion of the Class B stock, exercise of stock options and purchases under the Employee Stock Purchase Plan. Class B Stock is identical to Common Stock, except Class B Stock has ten votes per share, is automatically converted to Common Stock on a one for one basis when sold or transferred, and cannot receive dividends unless an equal or greater amount of dividends is declared on Common Stock.

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

Comprehensive Income

Comprehensive income consists primarily of net earnings and the after-tax impact of currency translation adjustments, mark to market adjustment for derivatives and retirement liability adjustments. Income taxes related to derivatives and retirement liability adjustments within other comprehensive income are generally recorded based on an effective tax rate of approximately 35%. No income tax effect is recorded for currency translation adjustments.

The accumulated balances of the components of other comprehensive (loss) income net of tax, at December 31, 2008 and 2007 are as follows:

	2008	2007

(In millions)
Accumulated foreign currency translation	$0.5	$1.3
Accumulated loss on derivative adjustment net of tax benefit of $0.1 million and $0.1 million at December 31, 2008 and 2007	(0.2)	(0.1)
Accumulated retirement liability adjustment net of tax benefit of $0.9 million and $1.0 million at December 31, 2008 and 2007 respectively	(1.7)	(1.7)

	$(1.4)	$(0.5)

Fair Value

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

We adopted SFAS 157 as of January 1, 2008, the impact of which was not significant. Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” (SFAS 13) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has elected the partial deferral allowed for under FSP 157-2. Goodwill and indefinite lived intangible assets are the only major category of assets that are required to be measured at fair value on a recurring basis as part of impairment assessments for which, in accordance with FSP 157-2, the entity has not applied the provisions of FAS 157.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2008 (in thousands):

	Asset
	(Liability)	Level 1	Level 2	Level 3

Interest rate swaps	(293)	—	(293)	—

Interest rate swaps are over-the-counter securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” (SFAS 159) which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We have adopted SFAS 159 and have elected not to measure any additional financial instruments and other items at fair value. Therefore, the adoption of SFAS 159 had no effect on our financial statements

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (SFAS No. 141R). SFAS No. 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests, and goodwill acquired in a business combination. Acquisition costs will be generally expensed as incurred. The Company expensed approximately $0.2 million in acquisition costs in 2008. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The Company believes that SFAS No. 141R will not have a significant impact on its consolidated financial position, cash flows and results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends

The Company has not paid any cash dividends in the three-year period ended December 31, 2008. It has no plans to pay cash dividends as it plans to retain all cash from operations as a source of capital to finance growth in the business. The Company’s ability to pay dividends is limited by Minimum Net Worth and Minimum Fixed Charge Coverage Ratio covenants contained in the Company’s new Credit Agreement as discussed in Note 12.

NOTE 2 —	LONG-TERM DEBT AND NOTE PAYABLE

Long-term debt consists of the following:

	2008	2007

(In thousands)
Note Payable at Canadian Prime payable $12 monthly through 2016 plus interest (Canadian prime was 4.0% at December 31, 2008)	$1,026	$1,438
Series 1998 Industrial Revenue Bonds issued through the Business Finance Authority of the State of New Hampshire payable $400 annually through 2018 with interest reset weekly (1.70% at December 31, 2008)	4,050	4,450
Series 1999 Industrial Revenue Bonds issued through the Erie County, New York Industrial Development Agency payable $350 annually through 2019 with interest reset weekly (1.15% at December 31, 2008)	3,295	3,645
Series 2007 Industrial Revenue Bonds issued through the Erie County, New York Industrial Development Agency payable $260 in 2010 and $340 from 2011 through 2027 with interest reset weekly (1.15% at December 31, 2008)	6,000	6,000
Other	75	102

	14,446	15,635
Less current maturities	920	951

	$13,526	$14,684

Principal maturities of long-term debt for each of the next five years are $0.9 million for 2009 and $1.2 million annually for 2010 through 2013.

The Company is in compliance with all its debt and credit facility covenants at December 31, 2008 and believes it will continue to be compliant in the future.

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

In February 2006, the Company entered into an interest rate swap, for its Series 1999 Industrial Revenue Bonds million obligation which effectively fixes the interest rate at 3.99% on this obligation through January 2016.

Pursuant to the Revolving Credit Facility, the Company’s borrowing availability was increased from $25 million to $60 million. At the option of the Company, the outstanding loans under the Revolving Credit Facility bear interest at (i) LIBOR plus between 0.75% and 1.50% or (ii) the prime rate plus between negative 0.25% and 0.0%. The applicable interest rate is based upon the ratio of the Company’s total funded debt as of a calculation date to consolidated earnings before interest, taxes, depreciation and amortization, calculated on a rolling four-quarter basis as of such calculation date (the “Leverage Ratio”). In addition, the Company is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

required to pay a commitment fee of between 0.125% and 0.25% on the unused portion of the Line Limit borrowing availability for the preceding quarter, also based on the Company’s Leverage Ratio. The Facility allows the Company to allocate up to $5.0 million of its availability under the Loan Agreement for the issuance of letters of credit.

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

At December 31, 2008 and 2007 the Company had outstanding $0.0 million and $7.3 million, respectively, on its revolving credit facility existing at that time. At December 31, 2008 and 2007, the Company had available $60.0 million and $17.7 million, respectively, on its facility existing at that time.

See Note 12 — Subsequent Event, for information on the amendment to the credit facility effective January 30, 2009.

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted average fair value of the options was $4.02, $11.18 and $6.06 for options granted during the year ended December 31, 2008, 2007 and 2006, respectively.

The fair value for these options was estimated at the date of grant using a Black- Scholes option pricing model with the following weighted-average assumptions:

	2008	2007	2006

Risk-free interest rate	2.09% - 3.73%	3.7% - 4.5%	4.5% - 4.7%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	0.37 - 0.39	0.34 - 0.38	0.33 - 0.34
Expected life in years	7.00 - 8.00	7.00 - 8.00	7.00 - 8.00

To determine expected volatility, the Company uses historical volatility based on weekly closing prices of its Common Stock and considers currently available information to determine if future volatility is expected to differ over the expected terms of the options granted. The risk-free rate is based on the United States Treasury

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

yield curve at the time of grant for the appropriate term of the options granted. Expected dividends are based on the Company’s history and expectation of dividend payouts. The expected term of stock options is based on vesting schedules, expected exercise patterns and contractual terms.

The following table provides compensation expense information based on the fair value of stock options for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006

(In thousands)
Stock compensation expense included in net income	$803	$771	$619
Tax benefit	(87)	(136)	(86)

Stock compensation expense, net of tax	$716	$635	$533

A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2008			2007			2006
		Weighted			Weighted			Weighted
		Average	Aggregate		Average	Aggregate		Average	Aggregate
		Exercise	Intrinsic		Exercise	Intrinsic		Exercise	Intrinsic
	Options	Price	Value	Options	Price	Value	Options	Price	Value

(Aggregate intrinsic value in thousands)
Outstanding at the Beginning of the Year	996,549	$7.04	$1,853	1,022,728	$5.85	$28,792	1,001,979	$5.19	$8,529
Options Granted	144,985	8.68	31	65,238	23.34	696	98,250	12.88	81
Options Exercised	(81,841)	4.33	(374)	(90,416)	5.35	(2,590)	(77,501)	6.24	(578)
Options Forfeited	—	—	—	(1,000)	4.39	(30)	—	—	—

Outstanding at the End of the Year	1,059,693	$7.48	$1,510	996,549	$7.04	$26,868	1,022,728	$5.85	$8,032

Exercisable at December 31	755,120	$6.46	$1,842	710,836	$5.79	$20,049	648,411	$5.22	$5,504

The aggregate intrinsic value in the preceding table represents the total pretax option holder’s intrinsic value, based on the Company’s closing stock price of Common Stock which would have been received by the option holders had all option holders exercised their options as of that date. The Company’s closing stock price of Common Stock was $8.90, $34.00 and $13.70 as of December 31, 2008, 2007 and 2006, respectively.

The fair value of options vested during 2008, 2007 and 2006 was $8.80, $3.50 and $3.16, respectively. At December 31, 2008, total compensation costs related to non-vested awards not yet recognized amounts to $1.4 million and will be recognized over a weighted average period of 2.4 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of December 31, 2008:

	Outstanding			Exercisable
		Weighted Average
		Remaining Life	Weighted Average		Weighted Average
Exercise Price Range	Shares	in Years	Exercise Price	Shares	Exercise Price

$4.07-$6.12	606,402	4.73	$4.50	532,494	$4.48
$7.86-$10.73	308,641	7.30	8.25	143,441	8.67
$13.89-$14.08	110,662	8.20	14.14	72,390	14.27
$31.85	33,988	8.97	31.85	6,795	31.85

	1,059,693	5.98	$7.48	755,120	$6.46

The Company established Incentive Stock Option Plans for the purpose of attracting and retaining executive officers and key employees, and to align management’s interest with those of the shareholders. Generally, the options must be exercised within ten years from the grant date and vest ratably over a five-year period. The exercise price for the options is equal to the fair market value at the date of grant. At December 31, 2008, the Company had options outstanding for 874,290 shares under the plan. At December 31, 2008, 414,104 options were available for future grant under the plan established in 2001.

The Company established the Directors Stock Option Plans for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors, and to align their interest with those of the shareholders. The options must be exercised within ten years from the grant date. The exercise price for the option is equal to the fair market value at the date of grant and vests six months from the grant date. At December 31, 2008, the Company had options outstanding for 185,403 shares under the plans. At December 31, 2008, there were 178,878 options available for future grants under the plan established in 2005.

In addition to the options discussed above, the Company has established the Employee Stock Purchase Plan to encourage employees to invest in Astronics Corporation. The plan provides employees that have been with the Company for at least a year the opportunity to invest up to 20% of their cash compensation (up to an annual maximum of approximately $21,000) in Astronics common stock at a price equal to 85% of the fair market value of the Astronics common stock, determined each October 1. Employees are allowed to enroll annually. Employees indicate the number of shares they wish to obtain through the program and their intention to pay for the shares through payroll deductions over the annual cycle of October 1 through September 30. Employees can withdraw anytime during the annual cycle, and all money withheld from the employees pay is returned with interest. If an employee remains enrolled in the program, enough money will have been withheld from the employees’ pay during the year to pay for all the shares that the employee opted for under the program. At December 31, 2008, employees had subscribed to purchase 57,704 shares at $15.13 per share. The weighted average fair value of the options was $4.15, $9.11 and $3.03 for options granted during the year ended December 31, 2008, 2007 and 2006, respectively.

The fair value for the options granted under the Employee Stock Purchase plan was estimated at the date of grant using a Black- Scholes option pricing model with the following weighted-average assumptions:

	2008	2007	2006

Risk-free interest rate	1.53%	3.20%	4.90%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	.376	.380	.343
Expected life in years	1.00	1.00	1.00

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 —	INCOME TAXES

Pretax income (losses) from the Company’s foreign subsidiary amounted to $0.5 million, $1.1 million and $(0.1) million for 2008, 2007 and 2006 respectively. The balances of pretax earnings for each of those years were domestic.

The provision (benefit) for income taxes for operations consists of the following:

	2008	2007	2006

(In thousands)
Current
US Federal	$7,331	$7,495	$3,563
State	137	93	112
Foreign	19	141	(123)
Deferred	(3,558)	(122)	(529)

	$3,929	$7,607	$3,023

The effective tax rates differ from the statutory federal income tax as follows:

	2008	2007	2006

Statutory Federal Income Tax Rate	35.0%	35.0%	34.0%
Permanent Items, Net	(1.9)%	(1.0)%	0.5%
Foreign Taxes (benefits)	(1.4)%	(1.2)%	—
State Income Tax, Net of Federal Income Tax Benefit	0.1%	0.4%	1.0%
Other	0.2%	(0.1)%	(1.0)%

	32.0%	33.1%	34.5%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2008 and 2007 are as follows:

	2008	2007

(In thousands)
Deferred tax assets:
Deferred compensation	$3,544	$3,456
Asset reserves	5,001	1,300
State and Foreign tax credit carryforwards, net of federal tax	680	769
Customer Advanced Payments and Deferred Revenue	645	557
Other	288	306

Total gross deferred tax assets	10,158	6,388
Valuation allowance for deferred tax assets related to state and foreign tax credit carryforwards, net of federal tax	(680)	(769)

Deferred tax assets	9,478	5,619

Deferred tax liabilities:
Depreciation	2,960	2,595
Intangibles	408	452

Deferred tax liabilities	3,368	3,047

Net deferred tax asset	$6,110	$2,572

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net deferred tax assets and liabilities are presented in the consolidated balance sheet as follows at December 31, 2008 and 2007:

	2008	2007

(In thousands)
Deferred tax asset — current	$4,955	$1,581
Deferred tax asset — long-term	1,155	991

Net deferred tax asset	$6,110	$2,572

In the fourth quarter of 2007, the Company recorded an increase of $0.6 million in its valuation allowance, reducing the Company’s deferred tax asset relating to state and foreign tax credit carryforwards to $0.0 million. As a result, in 2007, the Company recorded a non-cash charge to income tax expense of $0.5 million net of the federal tax benefit.

NOTE 5 —	PROFIT SHARING/401(K) PLAN

The Company has a qualified Profit Sharing/401(k) Plan for the benefit of its eligible full-time employees. The Profit Sharing/401(k) Plan provides for annual contributions based on percentages of pretax income. In addition, employees may contribute a portion of their salary to the 401(k) plan which is partially matched by the Company. The plan may be amended or terminated at any time. Total charges to income from continuing operations for the plan were $1.5 million, $1.9 million and $1.4 million in 2008, 2007 and 2006, respectively.

NOTE 6 —	SUPPLEMENTAL RETIREMENT PLAN AND RELATED POST RETIREMENT BENEFITS

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 requires the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan in its balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represented the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of SFAS No. 87, all of which were previously netted against the plan’s funded status in the Company’s balance sheet pursuant to the provisions of SFAS No. 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS No. 158.

Unrecognized prior service costs of $1.1 million ($0.7 million net of tax) and unrecognized actuarial losses $1.5 million ($1.0 million net of tax) are included in accumulated other comprehensive income at December 31, 2008 and have not yet been recognized in net periodic pension cost. The prior service cost, and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year-ended December 31, 2009 is $0.1 million ($0.1 million net of tax) and $0.1 million ($0.1 million net of tax), respectively.

The Company has a nonqualified supplemental retirement defined benefit plan (the “Plan”) for certain current and retired executives. The Plan provides for benefits based upon average annual compensation and years of service, less offsets for Social Security and Profit Sharing benefits. It is the Company’s intent to fund the benefits as they become payable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plans assets for the year ended December 31, 2008 and 2007 and the accumulated benefit obligation at December 31, 2008 and 2007 is as follows:

	December 31,	December 31,
	2008	2007

(In thousands)
Funded Status
Projected Benefit Obligation
Beginning of Year — January 1	$6,343	$5,761
Service Cost	48	38
Interest Cost	355	321
Actuarial Loss	100	570
Benefits Paid	(348)	(347)

End of Year — December 31	6,498	6,343
Fair Value of Plan Assets End of Year — December 31	—	—

Accumulated Benefit Obligation Recognized — December 31	$6,498	$6,343

The assumptions used to calculate the benefit obligation as of December 31, 2008 and 2007 are as follows:

	2008	2007

Discount Rate	5.75%	5.75%
Future Average Compensation Increases	5.00%	5.00%

The unfunded status of the plan of $6.5 million at December 31, 2008 is recognized in the accompanying statement of financial position as a current accrued pension liability of $0.3 million and a long-term accrued pension liability of $6.2 million. This also is the expected Company contribution to the plan, as it is unfunded.

The following table summarizes the components of the net periodic cost for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006

(In thousands)
Net Periodic Cost
Service Cost — Benefits Earned During Period	$48	$38	$35
Interest Cost	355	321	309
Amortization of Prior Service Cost	109	109	109
Amortization of Losses	29	4	5

Net Periodic Cost	$541	$472	$458

The assumptions used to determine the net periodic cost are as follows:

	2008	2007	2006

Discount Rate	5.75%	5.75%	5.50%
Future Average Compensation Increases	5.00%	5.00%	5.00%

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

The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plans assets for the year ended December 31, 2008 and 2007 and the accumulated benefit obligation at December 31, 2008 and 2007 is as follows:

	December 31,	December 31,
	2008	2007

(In thousands)
Funded Status
Projected Benefit Obligation
Beginning of Year — January 1	$859	$820
Service Cost	6	6
Interest Cost	48	46
Actuarial Loss	37	34
Benefits Paid	(47)	(47)

End of Year — December 31	$903	$859

Fair Value of Plan Assets
End of Year — December 31	—	—

Accumulated Benefit Obligation Recognized — December 31	$903	$859

The assumptions used to calculate the post retirement benefit obligation as of December 31, 2008 and 2007 are as follows:

	2008	2007

Discount Rate	5.75%	5.75%

The following table summarizes the components of the net periodic cost for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006

(In thousands)
Net Periodic Cost
Service Cost — Benefits Earned During Period	$6	$6	$6
Interest Cost	48	46	46
Amortization of Prior Service Cost	34	34	34
Amortization of Losses	9	7	7

Net Periodic Cost	$97	$93	$93

The assumptions used to determine the net periodic cost are as follows:

	2008	2007	2006

Discount Rate	5.75%	5.75%	5.50%
Future Average Healthcare Benefit Increases	12.00%	12.00%	12.00%

The Company estimates that $0.4 million of prior Service Costs and $0.2 million of net losses in accumulated other comprehensive income for medical, dental and long-term care insurance benefits as of December 31, 2008 will be recognized as components of net periodic benefit cost during the year ended December 31, 2009 for the Plan. For measurement purposes, a 12% annual increase in the cost of health care

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefits was assumed for 2008 and 2007 respectively, gradually decreasing to 5.0% in 2013 and years thereafter. A one percentage point increase in this rate would increase the post retirement benefit obligation by approximately $0.1 million, and a one percentage point decrease in this rate would decrease the post retirement benefit obligation by approximately $0.1 million. The Company expects the benefits to be paid in each of the next five years to be $0.1 million and $0.3 million in the aggregate for the next five years after that. This also is the expected Company contribution to the plan, as it is unfunded.

NOTE 7 —	SELECTED QUARTERLY FINANCIAL INFORMATION

The following table summarizes selected quarterly financial information for 2008 and 2007:

	Quarter Ended
	Dec. 31,	Sept. 27,	June 28,	March 29,	Dec. 31,	Sept. 29,	June 30,	March 31,
	2008	2008	2008	2008	2007	2007	2007	2007

(Unaudited)
(In thousands, except for per share data)
Sales	$44,381	$40,363	$47,889	$41,089	$36,273	$37,724	$41,368	$42,875
Gross Profit (sales less cost of products sold)	1,943	7,908	12,123	8,499	7,643	10,142	11,435	11,650
Income (loss) before Tax	(3,061)	3,636	7,645	4,070	3,389	5,869	6,654	7,086
Net Income (Loss)	(1,781)	2,379	5,116	2,647	2,069	4,126	4,501	4,695
Basic Earnings per Share	(.17)	0.23	0.50	0.26	0.20	0.41	0.45	0.46
Diluted Earnings per Share	(.17)	0.22	0.48	0.25	0.19	0.38	0.42	0.45

In the fourth quarter of 2008, Eclipse Aviation Corporation filed for bankruptcy protection. As a result, the Company recorded charges of $9.0 million, included as part of cost of goods sold for inventory and equipment write-offs and $1.0 million included in selling, general and administrative expenses for the bad debt expense.

NOTE 8 —	SALES BY GEOGRAPHIC REGION, MAJOR CUSTOMERS AND CANADIAN OPERATIONS

The following table summarizes the Company’s sales by geographic region:

	2008	2007	2006

(In thousands)
North America	$147,944	$128,563	$89,089
Asia	10,221	12,802	7,309
Europe	13,802	15,891	13,650
South America	1,486	632	469
Other	269	352	250

	$173,722	$158,240	$110,767

Sales recorded by the Company’s Canadian operations were $11.2 million in 2008, $11.2 million in 2007 and $8.6 million in 2006. Net income (loss) from this operation was $0.5 million in 2008, $1.1 million in 2007 and $(0.1) million in 2006. Net Assets held outside of the United States total $1.8 million at December 31, 2008 and $2.1 million at December 31, 2007. The exchange gain included in determining net income for the years ended December 31, 2008 was $0.2 million and was insignificant in 2007 and 2006. Cumulative translation adjustments amounted to $0.5 million, $1.3 million and $0.8 million at December 31, 2008, 2007 and 2006 respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has a significant concentration of business with one major customer. Sales to Panasonic Avionics accounted for 24.9% of sales in 2008, 27.7% of sales in 2007 and 21.2% of sales in 2006. Accounts receivable from this customer at December 31, 2008 and 2007 were $2.2 million and $4.0 million, respectively.

NOTE 9 —	COMMITMENTS AND CONTINGENCIES

The Company leases certain office and manufacturing facilities as well as equipment under various lease contracts with terms that meet the accounting definition of operating leases. These arrangements may include fair market renewal or purchase options. Rental expense for the years ended December 31, 2008, 2007 and 2006 was $1.9 million, $1.8 million and $1.7 million, respectively. The following table represents future minimum lease payment commitments as of December 31, 2008:

	2009	2010	2011	2012	2013	Total
(In millions)

Minimum Lease Payments	$2.0	$1.8	$1.8	$1.9	$0.5	$8.0

From time to time the Company may enter into purchase agreements with suppliers under which there is a commitment to buy a minimum amount of product. Purchase commitments outstanding at December 31, 2008 were $25.5 million. These commitments are not reflected as liabilities in the Company’s Balance Sheet.

The Company leases its operating facility in Redmond, Washington. In the second quarter of 2008, the Company finalized a renewal for the Redmond, Washington building lease. The lease expires in March of 2013. The Montreal, Quebec, Canada operations are in leased facilities of approximately 16,000 square feet. The lease expires in 2009. Upon expiration of its current lease, the Company believes that it will be able to secure renewal terms or enter into a lease for an alternative location.

NOTE 10 —	GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the changes in the carrying amount of goodwill for 2008 and 2007:

	2008	2007
(In thousands)

Balance at January 1,	$3,048	$2,668
Foreign currency translations	(466)	380

Balance at December 31,	$2,582	$3,048

The following table summarizes acquired intangible assets as follows:

	December 31, 2008			December 31, 2007
	Weighted	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Average Life	Amount	Amortization	Amount	Amortization

(In thousands)
Patents	12 Years	$1,271	$388	$1,271	$289
Trade Names	N/A	553	—	553	—
Completed and Unpatented Technology	10 Years	487	191	487	142
Government Contracts	6 Years	347	226	347	168
Backlog	4 Years	314	314	314	285

Total Intangible Assets		$2,972	$1,119	$2,972	$884

Amortization is computed on the straight-line method for financial reporting purposes. Amortization expense was $0.2 million, $0.2 million and $0.3 million for 2008, 2007 and 2006 respectively. Based on amounts recorded at December 31, 2008, amortization expense for each of the next five years is expected to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount to approximately $0.2 million for each of the years ended December 31, 2009, 2010, 2011 and $0.1 million for 2012 and 2013.

NOTE 11 —	WARRANTY

In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. The Company determines warranty reserves needed by product line based on experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	2008	2007	2006

(in thousands)
Balance at beginning of year	$1,164	$823	$338
Warranties issued	1,128	751	492
Warranties settled	(1,080)	(410)	(7)

Balance at end of year	$1,212	$1,164	$823

NOTE 12 —	SUBSEQUENT EVENTS

Acquisition

On January 30, 2009, the Company acquired 100% of the common stock of DME Corporation (DME). The purchase price was approximately $51 million, comprised of approximately $40 million in cash, 500,000 shares of the Company’s common stock held as treasury shares, valued at $3.6 million, or $7.17 per share, a $5.0 million subordinated note payable to the former shareholders plus an additional $2.0 million subject to meeting revenue performance criteria in 2009. DME is a designer and manufacturer of military test training and simulation equipment and aviation safety products.

Audited financial statements for DME for 2008 and 2007 and pro-forma combined financial information for Astronics and DME will be available and included in a Form 8-K filing expected to be filed in April 2009.

Acquisition Financing

In connection with the funding of the Acquisition, the Company amended its existing $60 million credit facility by entering into an $85 million Amended and Restated Credit Agreement (the “Credit Agreement”), dated as of January 30, 2009, with HSBC Bank USA, National Association, Bank of America, N.A. and KeyBank National Association. The Credit Agreement provides for a five-year, $40 million senior secured term loan with interest at LIBOR plus between 2.25% and 3.50%. The proceeds of the term loan were used to finance the Acquisition. The Credit Agreement also provides for a revolving credit line of $45 million, of which approximately $30 million is currently available for working capital requirements and is committed for three years through January 2012, with interest at LIBOR plus between 2.25% and 3.50%. In addition, the Company is required to pay a commitment fee of between 0.30% and 0.50% on the unused portion of the total credit commitment for the preceding quarter, based on the Company’s leverage ratio under the Credit Agreement. The credit facility allocates up to $20 million of the $45 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit.

The Company’s obligations under the Credit Agreement are jointly and severally guaranteed by Astronics Advanced Electronic Systems Corp., Luminescent Systems, Inc. and DME Corporation, each a wholly-owned domestic subsidiary of the Company. The obligations are secured by a first priority lien on substantially all of the Company’s and the guarantors’ assets. The Credit Agreement requires that the Company be compliant with several affirmative and negative covenants which specify minimum consolidated net worth, maximum leverage, capital expenditures and fixed charge coverage. The Company believes it will be compliant in the foreseeable future with all the credit facility covenants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the event of voluntary or involuntary bankruptcy of the Company (each an “Event of Default” as defined in the Credit Agreement), all unpaid principal and any other amounts due under the Credit Agreement automatically become due and payable without presentation, demand or notice of any kind to the Company. Other Events of Default, including failure to make payments as they become due, give the Agent (as defined in the Credit Agreement) the option to declare all unpaid principal and any other amounts then due immediately due and payable.

A portion of the purchase price for DME was funded by the issuance to the former shareholders of DME, a 6.0% subordinated promissory note due 2014 in the aggregate principal amount of $5 million. To evidence its obligations related to the Contingent Payment, the Company also issued 6.0% subordinated contingent promissory notes due 2014 in the aggregate principal amount of $2 million. Payment under the contingent promissory notes is due only upon satisfaction of certain revenue performance criteria for 2009.

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

Management’s report on Internal Control over Financial Reporting

See the report appearing under item 8, Financial Statements and Supplemental Data on page 23 of this report.

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

The information regarding directors is contained under the captions “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference to the 2009 Proxy.

The executive officers of the Company, their ages, their positions and offices with the Company, and the date each assumed their office with the Company, are as follows:

Name and Age		Year First
of Executive Officer	Positions and Offices with Astronics	Elected Officer

Peter J. Gundermann Age 46	President, Chief Executive Officer and Director of the Company	2001
David C. Burney Age 46	Vice President-Finance, Treasurer, Secretary and Chief Financial Officer of the Company	2003

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The documents filed as a part of this report are as follows:

1. The following financial statements are included:

(i)	Consolidated Statement of Earnings for the years ended December 31, 2008, December 31, 2007 and December 31, 2006
(ii)	Consolidated Balance Sheet as of December 31, 2008 and December 31, 2007
(iii)	Consolidated Statement of Cash Flows for the years ended December 31, 2008, December 31, 2007 and December 31, 2006
(iv)	Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2008, December 31, 2007 and December 31, 2006
(v)	Notes to Consolidated Financial Statements
(vi)	Reports of Independent Registered Public Accounting Firm
(vii)	Management’s Report on Internal Control Over Financial Reporting

2. Financial Statement Schedules

Schedule II. Valuation and Qualifying Accounts

All other consolidated financial statement schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

3. Exhibits

Exhibit No.		Description

3	(a)	Restated Certificate of Incorporation, as amended.
	(b)	By-Laws, as amended
4	.1(a)	$60,000,000 Credit Agreement with HSBC Bank USA, dated May 13, 2008, incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1, filed May 16, 2008
	(b)	Amended and Restated Credit Agreement with HSBC Bank USA, dated January 27, 2009, incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1, filed January 30, 2009
10	.1*	Restated Thrift and Profit Sharing Retirement Plan; incorporated by reference to exhibit 10.1 of the Registrant’s December 31, 1994 Annual Report on Form 10-KSB.
10	.2*	1992 Incentive Stock Option Plan; incorporated by reference to the Registrant’s definitive proxy statement dated March 30, 1992.
10	.3*	1997 Director Stock Option Plan; incorporated by reference to the Registrant’s definitive proxy statement dated March 14, 1997.
10	.4*	2001 Stock Option Plan; incorporated by reference to the Registrant’s definitive proxy statement dated March 19, 2001.
10	.5*	Non-Qualified Supplemental Retirement Plan; incorporated by reference from the Registrant’s 1999 Annual Report on Form 10-K.
10	.6*	Employment Termination Benefits Agreement Dated December 16, 2003 between Astronics Corporation and Peter J. Gundermann, President and Chief Executive Officer of Astronics Corporation ; incorporated by reference from the Registrant’s 2003 Annual Report on Form 10-K.
10	.7*	Employment Termination Benefits Agreement Dated December 16, 2003 between Astronics Corporation and David C. Burney, Vice President and Chief Financial Officer of Astronics Corporation ; incorporated by reference from the Registrant’s 2003 Annual Report on Form 10-K.
10	.8*	2005 Director Stock Option Plan incorporated by reference to Exhibit 10.15 to the Registrant’s 2004 Annual Report on Form 10-K.

Exhibit No.		Description

10.9		Stock Purchase Agreement By and Among Astronics Corporation, DME Corporation and the Shareholders of DME Corporation dated January 28, 2009, incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1, filed January 30, 2009
10	.10*	First Amendment of the Astronics Corporation Supplemental Retirement Plan
10	.11*	First Amendment of the Employment Termination Benefits Agreement Dated December 30, 2008 between Astronics Corporation and Peter J. Gundermann, President and Chief Executive Officer of Astronics Corporation.
10	.12*	First Amendment of the Employment Termination Benefits Agreement Dated December 30, 2008 between Astronics Corporation and David C. Burney, Vice President and Chief Financial Officer of Astronics Corporation
21		Subsidiaries of the Registrant; filed herewith.
23		Consent of Independent Registered Public Accounting Firm; filed herewith.
31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002; filed herewith
31.2		Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002; filed herewith
32		Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; furnished herewith

*	identifies a management contract or compensatory plan or arrangement as required by Item 15(a)(3) of Form 10-K.

SCHEDULE II

Valuation and Qualifying Accounts

		Balance at the		Charged to		Balance at
		Beginning of		Cost and	(Write-Offs)	End of
Year	Description	Period	Acquisitions	Expense	Recoveries	Period
(In thousands)

2008	Allowance for Doubtful Accounts	$514	$—	$898	$(1,107)	$305
	Reserve for Inventory Valuation	4,082	—	8,008	(1,625)	10,465
	Deferred Tax Valuation Allowance	769	—	(35)	(54)	680
2007	Allowance for Doubtful Accounts	314	—	230	(30)	514
	Reserve for Inventory Valuation	4,134	—	517	(569)	4,082
	Allowance for Notes Receivable	590	—	—	(590)	—
	Deferred Tax Valuation Allowance	313	—	456	—	769
2006	Allowance for Doubtful Accounts	365	—	17	(68)	314
	Reserve for Inventory Valuation	4,771	—	121	(758)	4,134
	Allowance for Notes Receivable	590	—	—	—	590
	Deferred Tax Valuation Allowance	297	—	16	—	313
	Program Loss Reserves	830	—	—	(830)	—

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on March 11, 2009.

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

Signature	Title	Date

/s/ Raymond W. Boushie Raymond W. Boushie	Director	March 11, 2009

/s/ Robert T. Brady Robert T. Brady	Director	March 11, 2009

/s/ John B. Drenning John B. Drenning	Director	March 11, 2009

/s/ Peter J. Gundermann Peter J. Gundermann	Director	March 11, 2009

/s/ Kevin T. Keane Kevin T. Keane	Director	March 11, 2009

/s/ Robert J. McKenna Robert J. McKenna	Director	March 11, 2009