Form 10-Q
period 2009-04-04
ASTRONICS CORP
filed 2009-05-14
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 4, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer”, an “accelerated filer”, a “non-accelerated filer” and a “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 4, 2009 10,775,020 shares of common stock were outstanding consisting of 7,966,372 shares of common stock ($.01 par value) and 2,808,648 shares of Class B common stock ($.01 par value).

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ASTRONICS CORPORATION
Consolidated Balance Sheet
April 4, 2009
with Comparative Figures for December 31, 2008
(dollars in thousands except per share amounts)

	April 4,	December 31,
	2009	2008
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$1,189	$3,038
Accounts Receivable, net of allowance for doubtful accounts	45,410	22,053
Inventories	35,918	35,586
Prepaid Expenses	2,014	1,123
Deferred Income Taxes	3,205	4,955

Total Current Assets	87,736	66,755

Property, Plant and Equipment, at cost	53,817	49,103
Less Accumulated Depreciation and Amortization	20,990	20,028

Net Property, Plant and Equipment	32,827	29,075

Deferred Income Taxes	1,293	1,155
Intangible Assets, net of accumulated amortization of $1,682 in 2009 and $1,119 in 2008	12,790	1,853
Other Assets	4,477	3,254
Goodwill	21,205	2,582

Total Assets	$160,328	$104,674

See notes to consolidated financial statements.

ASTRONICS CORPORATION
Consolidated Balance Sheet
April 4, 2009
with Comparative Figures for December 31, 2008
(dollars in thousands except per share amounts)

	April 4,	December 31,
	2009	2008
	(Unaudited)
Current Liabilities:
Current Maturities of Long-term Debt	$8,939	$920
Note Payable	200	—
Accounts Payable	12,936	9,900
Accrued Payroll and Employee Benefits	6,105	3,789
Accrued Income Taxes	265	1,251
Billings in excess of costs and estimated gross profit on uncompleted contracts	683	—
Customer Advance Payments and Deferred Revenue	5,148	5,237
Other Accrued Expenses	2,604	2,298

Total Current Liabilities	36,880	23,395

Long-term Debt	49,577	13,526
Supplemental Retirement Plan and Other Liabilities for Pension Benefits	7,020	7,002
Other Liabilities	3,446	2,496

Total Liabilities	96,923	46,419

Shareholders’ Equity:
Common Stock, $.01 par value, authorized 20,000,000 shares, issued 8,144,810 in 2009, 8,021,976 in 2008 shares,	82	80
Class B Stock, $.01 par value, authorized 5,000,000 issued 3,110,523 in 2009, 3,223,764 in 2008	31	32
Additional Paid-in Capital	11,752	9,390
Accumulated Other Comprehensive Loss	(1,481)	(1,429)
Retained Earnings	55,302	53,901

	65,686	61,974

Less Treasury Stock: 480,313 shares in 2009 and 980,313 shares in 2008	2,281	3,719

Total Shareholders’ Equity	63,405	58,255

Total Liabilities and Shareholders’ Equity	$160,328	$104,674

See notes to consolidated financial statements.

ASTRONICS CORPORATION
Consolidated Statement of Income and Retained Earnings
Three Months Ended April 4, 2009
With Comparative Figures for 2008
(Unaudited)
(dollars in thousands except per share data)

	Three Months Ended
	April 4,	March 29,
	2009	2008

Sales	$50,015	$41,089

Costs and Expenses:
Cost of products sold	41,485	32,590

Gross Profit	8,530	8,499

Selling, general and administrative expenses	6,065	4,209
Interest expense, net of interest income of $ — in 2009 and $4 in 2008	424	205
Other expense (income)	(13)	15

Income Before Income Taxes	2,054	4,070
Provision for Income Taxes	653	1,423

Net Income	$1,401	$2,647

Retained Earnings:
Beginning of period	53,901	45,570

End of period	$55,302	$48,217

Earnings per share:
Basic	$0.13	$0.26

Diluted	$0.13	$0.25

See notes to consolidated financial statements.

ASTRONICS CORPORATION
Consolidated Statement of Cash Flows
Three Months Ended April 4, 2009
with Comparative Figures for 2008
(Unaudited)

	April 4,	March 29,
(dollars in thousands)	2009	2008
Cash Flows from Operating Activities:
Net Income	$1,401	$2,647
Adjustments to Reconcile Net Income to Cash Provided by (Used For) Operating Activities:
Depreciation and Amortization	1,740	1,000
Provision for Non-Cash Losses on Inventory and Receivables	230	208
Stock Compensation Expense	185	186
Deferred Tax Benefit	(244)	(6)
Other	31	59
Cash Flows from Changes in Operating Assets and Liabilities:
Accounts Receivable	(2,886)	(4,834)
Inventories	2,738	553
Prepaid Expenses	(366)	(324)
Accounts Payable	(451)	1,174
Accrued Expenses	21	(2,002)
Customer Advanced Payments and Deferred Revenue	(89)	(231)
Billing in Excess of Contracts	(596)	—
Income Taxes	868	1,183
Supplemental Retirement and Other Liabilities	334	72

Cash Provided by (Used For) Operating Activities	2,916	(315)

Cash Flows from Investing Activities:
Acquisition of Business	(40,655)	—
Capital Expenditures	(968)	(1,011)
Other	27	(34)

Cash Used For Investing Activities	(41,596)	(1,045)

Cash Flows from Financing Activities:
Proceeds from Senior Long-term Debt	40,000	—
Principal Payments on Long-term Debt	(2,057)	(34)
Proceeds from Note Payable	3,076	3,100
Payments on Note Payable	(2,876)	(4,100)
Debt acquisition costs	(1,342)	—
Unexpended Industrial Revenue Bond Proceeds	—	376
Proceeds from Exercise of Stock Options	16	95
Income Tax Benefit from Exercise of Stock Options	15	295

Cash Provided By (Used For) Financing Activities	36,832	(268)

Effect of Exchange Rates on Cash	(1)	—

Net Decrease in Cash and Cash Equivalents	(1,849)	(1,628)

Cash at Beginning of Period	3,038	2,818

Cash at End of Period	$1,189	$1,190

Noncash Investing and Financing Activities:
Subordinated Debt Assumed For Acquisition	6,000	—
Treasury Stock Issued For Acquisition	3,585	—
See notes to consolidated financial statements.

ASTRONICS CORPORATION
Notes to Consolidated Financial Statements
April 4, 2009
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
Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. Acquisitions are accounted for under the purchase method and, accordingly, the operating results for the acquired companies are included in the consolidated statements of earnings from the respective dates of acquisition.
Acquisition — The Company accounts for acquisitions under SFAS No. 141(revised 2007), “Business Combinations” (SFAS No. 141R). SFAS No. 141R provides revised guidance on how the acquiror recognizes and measures the consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. Acquisition costs are expensed as incurred. The Company expensed approximately $0.1 million in acquisition costs in the period ending April 4, 2009. Acquisition costs in the period ending March 29, 2008 were insignificant.
On January 30, 2009, the Company acquired 100% of the common stock of DME Corporation (DME). DME is a designer and manufacturer of military test training and simulation equipment and aviation safety products. The addition of DME Corporation diversifies the products and technologies that Astronics offers and improves market balance by increasing military and defense content. The purchase price was approximately $50 million, comprised of approximately $40.7 million in cash, 500,000 shares of the Company’s common stock held as treasury shares, valued at approximately $3.6 million, or $7.17 per share, a $5.0 million subordinated note payable to the former shareholders plus an additional contingent $2.0 million subordinated note payable with an estimated fair value at the acquisition date of $1.0 million, subject to meeting revenue performance criteria in 2009. The $2.0 million will not be paid should DME fail to attain the agreed upon 2009 calendar year revenue performance. The contingent $2.0 million subordinated note payable is recorded at fair value based upon the requirements of SFAS No. 141R. The aviation safety products are included in the Company’s Aerospace segment. The test training and simulation equipment products are included in the Company’s Test Systems segment.
The allocation of the purchase price paid for DME is based on preliminary estimated fair values of the acquired assets and liabilities assumed of DME as of January 30, 2009. The allocation of the purchase price is preliminary as the valuation of the identifiable intangible assets is being finalized. The preliminary allocation of purchase price based on estimated appraised fair values (in thousands), is as follows:

(In thousands)
Accounts Receivable	$20,546
Inventory	3,305
Other Current and Long Term Assets	613
Fixed Assets	3,778
Purchased Intangible Assets	11,500
Goodwill	18,655
Accounts Payable and Accrued Expenses	(6,450)
Billings in excess of costs and estimated gross profit on uncompleted contracts	(1,278)
Long-term Debt and Other Liabilities	(750)

Total Purchase Price	$49,919

The amounts allocated to purchase intangible assets consist of Trade Names of $1.2 million, Technology of $6.3 million and Customers of $4.0 million.
All goodwill and purchased intangible assets are expected to be deductible for tax purposes. Goodwill attributable to the Aerospace segment is approximately $2.2 million. Goodwill attributable to the Test systems segment is approximately $16.5 million.

The following is a summary of the results of operations of DME included in the unaudited consolidated financial statements of the Company from the date of acquisition to April 4, 2009 (in thousands):

Sales	$11,597
Operating Income	293
Net Income Before Taxes	8
The following summary combines the consolidated results of operations of the Company with those of the acquired business for the three month periods ended April 4, 2009 and March 29, 2008 as if the acquisition took place at the beginning of the periods presented. The pro forma consolidated results include the impact of certain adjustments, including increased interest expense on acquisition debt, amortization of purchased intangible assets and income taxes.

	April 4,	March 29,
(in thousands, except earnings per share)	2009	2008
Sales	$54,764	$59,923
Net Income	1,432	4,110
Basic earnings per share	0.13	0.38
Diluted earnings per share	0.13	0.37
The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the three months ended April 4, 2009 and the three months ended March 29, 2008. In addition, they are not intended to be a projection of future results.
Revenue Recognition — In the Aerospace segment, revenue is recognized on the accrual basis at the time of shipment of goods and transfer of title. There are no significant contracts allowing for right of return. The Company does evaluate and record an allowance for any potential returns based on experience and any known circumstances. For the three months ended April 4, 2009 and March 29, 2008, no significant allowances were recorded for contracts allowing for right of return. A trade receivable is recorded at the value of the sale. The Company records a valuation allowance to account for potentially uncollectible accounts receivable. The allowance is determined based on Management’s knowledge of the business, specific customers, review of the receivable’s aging and a specific identification of accounts where collection is at risk.
In the Test Systems segment, revenue is recognized from long-term, fixed-price contracts using the percentage-of-completion method of accounting, measured by multiplying the estimated total contract value by the ratio of actual contract costs incurred to date to the estimated total contract costs. Substantially all long-term contracts are with U.S. government agencies and contractors thereto. The Company has significant estimates involving its usage of percentage-of-completion accounting to recognize contract revenues. The Company periodically reviews contracts in process for estimates-to-completion, and revises estimated gross profit accordingly. While the Company believes its estimated gross profit on contracts in process is reasonable, unforeseen events and changes in circumstances can take place in a subsequent accounting period that may cause the Company to prospectively revise its estimated gross profit on one or more of its contracts in process. Accordingly, the ultimate gross profit realized upon completion of such contracts can vary significantly from estimated amounts between accounting periods.
Fair Value — SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:
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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of April 4, 2009 (in thousands):

	Asset
	(Liability)	Level 1	Level 2	Level 3
Interest rate swaps	$(332)	$—	$(332)	$—
Contingent $2.0 million subordinated promissory note payable	$(1,000)	$—	$—	$(1,000)
Interest rate swaps are over-the-counter securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.
The contingent $2.0 million subordinated promissory note payable fair value does not have Level 1 or Level 2 inputs and therefore is measured at fair value based on the Company’s assumptions regarding the likelihood of meeting the revenue performance criteria. The Company’s assumptions (inputs) consider actual and projected revenue for DME for 2009, including consideration of existing contracts, backlog and current economic conditions impacting the business. There has been no change to the Company’s fair value calculation from the January 30, 2009 acquisition date to April 4, 2009. Future changes to the fair value will be recorded as other income or expense in the statement of income.
Financial Instruments — The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, notes payable, long-term debt and interest rate swaps. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral and the Company does not hold or issue financial instruments for trading purposes. The Company believes that carrying value of its financial instruments approximates fair value.
Foreign Currency Translation — The Company accounts for its foreign currency translation in accordance with FASB Statement No. 52, Foreign Currency Translation. The aggregate transaction gain or loss included in determining net income was insignificant for the periods ending April 4, 2009 and March 29, 2008.
Operating Results — The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the three month period ended April 4, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
For further information, refer to the financial statements and footnotes thereto included in Astronics Corporation’s 2008 annual report on Form 10-K.
Accounting Pronouncements Adopted in 2009
On January 1, 2009, the Company adopted SFAS No. 141(revised 2007), “Business Combinations” (SFAS No. 141R). SFAS No. 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. Acquisition costs are expensed as incurred.
On January 1, 2009, the Company adopted SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities, which was effective for fiscal years beginning after November 15, 2008. The Company believes that SFAS No. 161 will not have a significant impact on its financial statement disclosures.
On January 1, 2009, the Company adopted FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations”, and other U.S. generally accepted accounting principles. FSP 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise. FSP 142-3 is applied prospectively to intangible assets acquired after December 15, 2008.

2) Accounts Receivable and Uncompleted Contracts
Accounts Receivable consists of:

	April 4,	December 31,
(in thousands)	2009	2008
Accounts receivable	$28,511	$22,358

Costs and estimated earnings in excess of billings on uncompleted contracts:
Costs incurred on uncompleted contracts	135,877	—
Estimated contribution to earnings	10,877	—

	146,754	—
Less billings	(129,521)	—

Costs and estimated earnings in excess of billings, net	17,233	—

Total Receivables	45,744	22,358

Less allowance for doubtful accounts	(334)	(305)

	$45,410	$22,053

Billings in excess of costs and estimated gross profit on uncompleted contracts consists of:

	April 4,	December 31,
(in thousands)	2009	2008
Billings	$6,541	$—
Less costs and estimated earnings	(3,336)	—
Less contract loss allowances	(2,522)	—

Billings in excess of costs and estimated earnings, net	$683	$—

The Company recognizes revenue from long-term, fixed-price contracts using the percentage-of-completion method, measured by multiplying the estimated total contract value by the ratio of actual contract costs incurred to date to the estimated total contract costs. If a loss is anticipated on a contract, the loss is immediately recognized. Costs and estimated earnings in excess of billings on uncompleted contracts of $17.2 million at April 4, 2009, represent revenues recognized in excess of amounts billed. Billings in excess of costs and estimated earnings on uncompleted contracts of $0.7 million at April 4, 2009, represent billings in excess of revenues recognized and were included in current liabilities. The Company relies on significant contract estimates in calculating percentage of completion revenue. The Company periodically reviews contracts in process for estimates-to-complete, and revises estimated gross profit accordingly. No significant changes to those estimates have been made since DME was acquired on January 30, 2009.
3) Inventories
Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

	April 4,	December 31,
(in thousands)	2009	2008
Finished Goods	$7,042	$7,690
Work in Progress	6,672	8,407
Raw Material	22,204	19,489

	$35,918	$35,586

4) Long-term Debt and Notes Payable
Long-term debt consists of the following:

	April 4,	December 31,
(In thousands)	2009	2008
Senior Term Notes, payable $2.0 million quarterly through 2014, with interest at LIBOR plus between 2.25% and 3.5% (3.28% at April 4, 2009) or Prime plus 0.5% (3.75% at April 4, 2009).	$38,000	$—
Series 2007 Industrial Revenue Bonds issued through the Erie County, New York Industrial Development Agency payable $260 in 2010 and $340 from 2011 through 2027 with interest reset weekly (0.7% at April 4, 2009).	6,000	6,000
Series 1999 Industrial Revenue Bonds issued through the Erie County, New York Industrial Development Agency payable $350 annually through 2019 with interest reset weekly (0.7% at April 4, 2009).	3,295	3,295
Series 1998 Industrial Revenue Bonds issued through the Business Finance Authority of the State of New Hampshire payable $400 annually through 2018 with interest reset weekly (1.0% at April 4, 2009).	4,050	4,050
Note Payable at Canadian Prime payable $11 monthly through 2016 plus interest (Canadian prime was 2.50% at April 4, 2009).	974	1,026
Subordinated promissory note with interest fixed at 6.0% payable in 2014.	5,000	—
Contingent $2.0 million subordinated promissory note with interest fixed at 6.0% payable in 2014 upon satisfaction of certain 2009 revenue performance criteria.	1,000	—
Capital Lease Obligations and Other	197	75

	58,516	14,446
Less current maturities	8,939	920

	$49,577	$13,526

Principal maturities of long-term debt are approximately $4.9 million for the balance of 2009, $9.2 million in 2010, $9.3 million in 2011 and 2012 and $9.2 million in 2013.
On January 30, 2009, the Company amended its existing $60 million credit facility by entering into an $85 million Amended and Restated Credit Agreement (the “Credit Agreement”), with HSBC Bank USA, National Association, Bank of America, N.A. and KeyBank National Association. The Credit Agreement provides for a five-year, $40 million senior secured term loan with interest at LIBOR plus between 2.25% and 3.50%. The Credit Agreement also provides for a revolving credit line of $45 million, of which approximately $30 million is currently available for working capital requirements and is committed for three years through January 2012, with interest at LIBOR plus between 2.25% and 3.50%. In addition, the Company is required to pay a commitment fee of between 0.30% and 0.50% on the unused portion of the total credit commitment for the preceding quarter, based on the Company’s leverage ratio under the Credit Agreement. At April 4, 2009 the Company had $0.2 million outstanding on its revolving credit facility.
The credit facility allocates approximately $20 million of the $45 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. The Series 1998, 1999 and 2007 Industrial Revenue Bonds are held by institutional investors and are guaranteed by these letters of credit, which are collateralized by certain property, plant and equipment assets, the carrying value of which approximates the principal balance on the bonds. The Company also has a standby unsecured bank letter of credit guaranteeing the note payable in Canada, the carrying value of which approximates the principal balance on the note.
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
The contingent $2.0 million subordinated promissory note is recorded at its estimated fair value based on the Company’s assumptions regarding the likelihood of meeting the revenue performance criteria (See Note 1).
5) Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill for 2009 are as follows:

			Foreign
	December 31,		Currency	April 4,
(in thousands)	2008	Acquisitions	Translation	2009
Aerospace	$2,582	$2,139	$(32)	$4,689
Test Systems	—	16,516	—	16,516

Total	$2,582	$18,655	$(32)	$21,205

The following table summarizes acquired intangible assets as follows:

		April 4, 2009		December 31, 2008
	Weighted	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in thousands)	Average Life	Amount	Amortization	Amount	Amortization
Patents	12 Years	$1,271	$412	$1,271	$388
Trade Names	N/A	1,753	—	553	—
Technology	10 - 15 Years	6,787	310	487	191
Government Contracts	6 Years	347	241	347	226
Backlog	4 Years	314	314	314	314
Customers	3 - 20 Years	4,000	405	—	—

Total Intangible Assets		$14,472	$1,682	$2,972	$1,119

All acquired intangible assets other than goodwill and trade names are being amortized. Amortization is computed on the straight-line method for financial reporting purposes. Amortization expense was approximately $0.6 million and $0.1 million for the three months ended April 4, 2009 and March 29, 2008, respectively. Amortization expense for each of the next five years is estimated to be approximately $3.0 million for 2009, $1.3 million for 2010, $1.0 million for 2011 and $0.8 million for both 2012 and 2013.
6) Derivatives
The Company uses derivative financial instruments to manage interest rate risk associated with long-term debt. Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At April 4, 2009, we had interest rate swaps with notional amounts totaling $20.3 million, consisting of the following:
1.	An interest rate swap in February 2006 on its Series 1999 New York Industrial Revenue Bonds which effectively fixes the rate at 3.99% on the $3.3 million obligation and expires January 2016.

2.	An interest rate swap in March 2009 on $17.0 million of the Company’s $40.0 million Senior Term Notes issued January 30, 2009, which effectively fixes the LIBOR rate at 2.115% plus the bank’s spread which is based on our leverage ratio and will range from 2.25% to 3.5%. The Agreement is effective October 31, 2009 and expires January 30, 2014.
At April 4, 2009 and December 31, 2008, the fair value of interest rate swaps was a liability of $0.3 million and $0.3 million respectively, which is included in other long-term liabilities.
These interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (AOCI). To the extent the interest rate swaps are not perfectly effective in offsetting the change in the value of the payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. All of the Company’s cash flow hedges are considered to be effective. Amounts expected to be reclassed to earnings over the next 12 months is insignificant.

7) Stock Based Compensation
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
The Company accounts for its stock options following SFAS 123(R), “Share-Based Payment,” applying the modified prospective method. Under the modified prospective method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The Company uses a straight-line method of attributing the value of stock-based compensation expense, subject to minimum levels of expense, based on vesting. Stock compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Vesting requirements vary for directors, officers and key employees. In general, options granted to outside directors vest six months from the date of grant and options granted to officers and key employees vest straight line over a five-year period from the date of grant.
The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of the options was $7.38 for options granted during the three months ended April 4, 2009 and was $6.82 for options granted during the three months ended March 29, 2008. The following table provides the range of assumptions used to value stock options granted during the three months ended April 4, 2009 and March 29, 2008.

	Three Months Ended
	April 4,	March 29,
	2009	2008
Expected volatility	0.400	0.376
Risk-free rate	2.50%	3.04%
Expected dividends	0.00%	0.00%
Expected term (in years)	7.5 Years	7 Years
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
The table below reflects the impact stock compensation expense had on net earnings for the three months ended April 4, 2009 compared to the three months ended March 29, 2008 as follows:

	Three Months Ended
	April 4,	March 29,
(in thousands)	2009	2008
Stock compensation expense	$185	$186
Tax benefit	(17)	(14)

Stock compensation expense, net of tax	$168	$172

A summary of the Company’s stock option activity and related information for the three months ended April 4, 2009 is as follows:

		Weighted Average
	Number of	Exercise Price	Aggregate
(Aggregate intrinsic value in thousands)	Options	per option	Intrinsic Value
Outstanding at December 31, 2008	1,059,693	$7.48	$3,465
Options Granted	40,000	7.38	135
Options Exercised	(20,787)	4.68	(126)
Options Forfeited	(6,000)	7.35	(20)

Outstanding at April 4, 2009	1,072,906	$7.53	$3,454

Exercisable at April 4, 2009	770,737	$6.43	$3,331

The aggregate intrinsic value in the preceding table represents the total pretax option holder’s intrinsic value, based on the Company’s closing stock price of Common Stock of $10.75 as of April 4, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.
The fair value of options vested since December 31, 2008 is $0.1 million. At April 4, 2009, total compensation costs related to non-vested awards not yet recognized amounts to $1.4 million and will be recognized over a weighted average period of 2.2 years.
The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of April 4, 2009:

	Outstanding			Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining Life	Average		Exercise
Exercise Price Range	Shares	in Years	Exercise Price	Shares	Price
$4.07-$6.12	585,615	4.64	$4.49	548,111	$4.49
$7.35-$10.73	342,641	7.33	8.16	143,441	8.67
$13.89-$15.29	110,662	7.94	14.14	72,390	14.27
$31.85	33,988	8.72	31.85	6,795	31.85

	1,072,906	5.97	7.53	770,737	6.43

In addition to the options discussed above, the Company has established the Employee Stock Purchase Plan to encourage employees to invest in Astronics Corporation. The plan provides employees that have been with the Company for at least a year the opportunity to invest up to 20% of their cash compensation (up to an annual maximum of approximately $21,000) in Astronics common stock at a price equal to 85% of the fair market value of the Astronics common stock, determined each October 1. Employees are allowed to enroll annually. Employees indicate the number of shares they wish to obtain through the program and their intention to pay for the shares through payroll deductions over the annual cycle of October 1 through September 30. Employees can withdraw anytime during the annual cycle, and all money withheld from the employees pay is returned with interest. If an employee remains enrolled in the program, enough money will have been withheld from the employees’ pay during the year to pay for all the shares that the employee opted for under the program. At April 4, 2009, employees had subscribed to purchase 35,819 shares at $15.13 per share. The weighted average fair value of the options was $4.15 per option.

8) Comprehensive Income and Accumulated Other Comprehensive Income
The components of comprehensive income are as follows:

	Three Months Ended
	April 4,	March 29,
(in thousands)	2009	2008
Net income	$1,401	$2,647
Other comprehensive income:
Foreign currency translation adjustments	57	(112)
Accumulated Retirement Liability Adjustment, net of tax of $17 in both 2009 and 2008	30	28
Loss on derivatives, net of tax of $14 in 2009 and $18 in 2008	(25)	(32)

Comprehensive income	$1,463	$2,531

The components of accumulated other comprehensive income (loss) is as follows:

	April 4,	December 31,
(in millions)	2009	2008
Accumulated foreign currency translation	$0.4	$0.5
Accumulated retirement liability adjustment	(1.7)	(1.7)
Accumulated loss on derivative adjustment	(0.2)	(0.2)

Accumulated other comprehensive income	$(1.5)	$(1.4)

9) Earnings Per Share
The following table sets forth the computation of earnings per share:

	Three Months Ended
	April 4,	March 29,
(in thousands, except per share data)	2009	2008
Net Income	$1,401	$2,647

Basic earnings per share weighted average shares	10,612	10,210
Net effect of dilutive stock options	156	531

Diluted earnings per share weighted average shares	10,768	10,741

Basic earnings per share	$0.13	$0.26

Diluted earnings per share	$0.13	$0.25

The reduction of earnings per share in 2009 compared to 2008 is due to a combination of lower net income and the impact of the issuance of 500,000 shares of treasury stock related to the acquisition of DME on January 30, 2009.
10) Supplemental Retirement Plan and Related Post Retirement Benefits
The Company has a non-qualified supplemental retirement defined benefit plan for certain executives. The following table sets forth information regarding the net periodic pension cost for the plan.

	Three Months Ended
	April 4,	March 29,
(in thousands)	2009	2008
Service cost	$13	$12
Interest cost	91	89
Amortization of prior service cost	27	27
Amortization of net actuarial losses	8	7

Net periodic cost	$139	$135

Participants in the non-qualified supplemental retirement plan are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The following table sets forth information regarding the net periodic cost recognized for those benefits:

	Three Months Ended
	April 4,	March 29,
(in thousands)	2009	2008
Service cost	$2	$2
Interest cost	13	12
Amortization of prior service cost	8	8
Amortization of net actuarial losses	3	2

Net periodic cost	$26	$24

11) Income Taxes
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company believes that its income tax filing positions and deductions will be sustained on audit.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.
Should the Company need to accrue a liability for unrecognized tax benefits, any interest associated with that liability will be recorded as interest expense. Penalties, if any, would be recognized as operating expenses. There are no penalties or interest liability accrued as of April 4, 2009. The years under which we conducted our evaluation coincided with the tax years currently still subject to examination by major federal and state tax jurisdictions, those being 2008, 2007, 2006 and 2005.
12) Sales To Major Customers
The Company has a significant concentration of business with two customers.
Sales to Panasonic Avionics Corporation amounted to approximately 18% and 26% of revenue during the first quarter 2009 and 2008, respectively. Accounts receivable from this customer amounted to $2.4 and $2.2 million as of April 4, 2009 and December 31, 2008, respectively.
Sales to the United States Government amounted to approximately 18% and 5% of revenue during the first quarter 2009 and 2008, respectively. Accounts receivable from this customer amounted to $4.7 and $0.5 million as of April 4, 2009 and December 31, 2008, respectively.
13) Product Warranties
In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. The Company determines warranty reserves needed by product line based on experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended
	April 4,	March 29,
(in thousands)	2009	2008
Balance at beginning of period	$1,212	$1,164
Warranties acquired through acquisition	—	—
Warranties issued	20	130
Warranties settled	(28)	(198)

Balance at end of period	$1,204	$1,096

14) Segment Information
As a result of the acquisition of DME in January 2009 the Company now has two reportable segments, Aerospace and Test Systems.
The Aerospace segment designs and manufactures products for the global aerospace industry. Product lines include Aircraft Lighting, Cabin Electronics, Airframe Power, and Airfield Lighting. The markets for the Company’s Aerospace products include the Commercial Transport, Business Jet, Military, Federal Aviation Administration and airports around the world.
The Test Systems segment designs, develops, manufactures and maintains communications and weapons test systems and training and simulation devices for military applications. The current markets for the Company’s Test Systems products include the U.S. military, foreign militaries as well as manufacturers of military communication systems.
Below are the sales and operating profit by segment for the three months ended April 4, 2009 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is the net sales less cost of sales and other operating expenses excluding interest and other expenses and corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment.

	Three Months Ended
	April 4,	March 29,
(in thousands)	2009	2008
Net Sales
Aerospace	$41,818	$41,089
Test Systems	8,197	—

Net Sales	$50,015	$41,089

Operating Profit and Margins
Aerospace	$3,395	$4,984
	8.1%	12.1%
Test Systems	198	—
	2.4%	—%

Total Operating Profit	3,593	4,984
	7.2%	12.1%

Deductions from Operating Profit
Interest Expense	424	209
Corporate Expenses and Other	1,115	705

Earnings Before Income Taxes	$2,054	$4,070

Total Assets	April 4,	December 31,
(in thousands)	2009	2008
Aerospace	$102,130	$92,279
Test Systems	49,104	—
Corporate	9,094	12,395

Total Assets	$160,328	$104,674

15) New Accounting Pronouncements
In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FAS 132(R)-1). FAS 132(R)-1 amends FAS 132(R) to provide guidance on disclosures about plan assets of a defined benefit pension or other postretirement plan. These new disclosures will provide users of the financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets, the input and valuation techniques used to measure the fair value of plan assets, the effects of fair value measurements and the significant concentrations of risk in regard to the plan assets. The requirement for the new disclosures is effective for financial statements issued for fiscal years ending after December 15, 2009. As the Company’s postretirement benefit plan has no assets, we do not expect the adoption of FSP No. FAS 132(R)-1 will have a material impact on our financial condition, results of operations or cash flows.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10-K for the year ended December 31, 2008.)
ACQUISITION
On January 30, 2009, the Company acquired 100% of the common stock of DME Corporation (DME). The purchase price was approximately $50 million, comprised of approximately $40 million in cash, 500,000 shares of the Company’s common stock held as treasury shares, valued at $3.6 million, or $7.17 per share, a $5.0 million subordinated note payable to the former shareholders plus an additional contingent $2.0 million subordinated note payable with an estimated fair value at the acquisition date of $1.0 million, subject to meeting revenue performance criteria in 2009. The $2.0 million will not be paid should DME fail to attain the agreed upon 2009 calendar year revenue performance. DME is a designer and manufacturer of military test training and simulation equipment and aviation safety products. The aviation safety products are included in the Aerospace segment. The test training and simulation equipment products comprise the Test Systems segment.
CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK
The following table sets forth income statement data as a percent of net sales:

	Three Months Ended
	April 4,	March 29,
	2009	2008
Sales	100.0%	100.0%
Cost of products sold	82.9	79.3

Gross Profit	17.1	20.7

Selling, general and administrative and other expense	12.1	10.3
Interest expense	0.9	0.5

Total Selling, general and administrative, interest and other expense	13.0	10.8

Income before taxes	4.1%	9.9%

SALES
Consolidated sales for the first quarter of 2009 increased 21.7% to $50.0 million compared to $41.1 million for the same period last year. The increase was due to the January 30, 2009 acquisition of DME. DME had sales of $11.6 million in the first quarter of 2009. This was offset somewhat by a decrease in organic sales of $2.7 million. The decreased organic sales were a result of reduced commercial transport and business jet new aircraft build rates and reduced spending by global airlines.
EXPENSES AND MARGINS
Cost of products sold as a percentage of sales increased to 82.9% for the first quarter of 2009 as compared to 79.3% for the same period last year. The increase in cost of products sold as a percentage of sales reflects the lost margin on the lower sales volume for the organic business as well as the acquired DME business. DME had cost of sales of $9.9 million in the first quarter of 2009 or 85.0% of DME sales.
Selling, general and administrative and other (SG&A) expenses were $6.1 million, or 12.1% of sales in the first quarter of 2009, up from $4.2 million, or 10.3% of sales in the same period last year. The increase reflects SG&A costs of $1.5 million attributable to DME and $0.2 million for professional fees and amortization of deferred finance costs relating to the 2009 expansion of our credit facility and a $0.2 million increase of selling expenses.
Net interest expense increased by $0.2 million from $0.2 million to $0.4 million, due primarily to a combination of both increased debt levels and increased interest rates.
TAXES
The effective income tax rate for the first quarter of 2009 was 31.8% compared to 35.0% last year. The lower effective rate in 2009 was due primarily to decreased foreign taxes of approximately $0.1 million offset slightly by increases in state taxes.

NET INCOME AND EARNINGS
Net income for the first quarter of 2009 was $1.4 million or $0.13 per diluted share, a decrease of $1.2 million from $2.6 million, or $0.25 per diluted share in the first quarter of 2008. The earnings per share decrease is due primarily to a combination of the decrease in net income and the issuance of 500,000 shares of treasury stock related to the acquisition of DME on January 30, 2009.
SEGMENT RESULTS OF OPERATIONS AND OUTLOOK
As a result of the acquisition of DME in January 2009 the Company now has two reportable segments, Aerospace and Test Systems.
The Aerospace segment designs and manufactures products for the global aerospace industry. Product lines include Aircraft Lighting, Cabin Electronics, Airframe Power, and Airfield Lighting. The markets for the Company’s Aerospace products include the Commercial Transport, Business Jet, Military, Federal Aviation Administration and airports around the world.
The Test Systems segment designs, develops, manufactures and maintains communications and weapons test systems and training and simulation devices for military applications. The current markets for the Company’s Test Systems products include the U.S. military, foreign militaries as well as manufacturers of military communication systems.
Operating profit, as presented below, is sales less cost of sales and other operating expenses, excluding interest expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment. Operating profit is reconciled to earnings before income taxes in Note 14 of the Notes to Consolidated Condensed Financial Statements included in this report.
AEROSPACE

	Three Months Ended
	April 4,	March 29,
(In thousands)	2009	2008
Sales	$41,818	$41,089
Operating profit	$3,395	$4,984
Operating Margin	8.1%	12.1%
Total Assets	$102,130	$92,279
Backlog	$85,400	$97,100

	Three Months Ended
	April 4,	March 29,
(In thousands)	2009	2008
Aerospace Sales by Product Line
Commercial Transport	$23,006	$23,896
Military	10,486	7,759
Business Jet	6,522	9,434
FAA/Airport	1,804	—

	$41,818	$41,089

During the first quarter of 2009, aerospace segment sales were $41.8 million, an increase of $0.7 million, or 1.8%, from $41.1 million in the 2008 quarter. Sales to the military market increased $2.7 million, or 35.1%, and sales to the FAA/airport market, which is part of the acquired DME business, were $1.8 million in the first quarter of 2009. Sales to the commercial transport market declined $0.9 million, or 3.7%, and business jet market sales were off $2.9 million, or 30.9%, compared with the 2008 quarter, as business jet manufacturers cut back on production levels.

By product line, aircraft lighting products were up 10%, or $1.6 million to $18.1 million. The lighting products acquired with the DME business added sales of $1.6 million to aircraft lighting. Cabin electronics sales declined 15% to $16.5 million. Sales of airframe power products were up 5% to $5.5 million. Airfield lighting products sales, acquired with DME, were $1.8 million. These products are sold to the Federal Aviation Administration and commercial and military airfields.
Aerospace operating profit for the first quarter of 2009 was $3.4 million, or 8.1% of sales, compared with $5.0 million, or 12% of sales, in the same period last year. Margin contraction was primarily due to low sales volume.
2009 Outlook for Aerospace — We expect Aerospace sales to be in the range of $160 million to $170 million. The forecasted reduced revenue levels as compared with 2008 are reflective of reduced commercial transport and business jet new aircraft build rates and reduced spending by airlines in 2009 offset by an increase in sales from the DME acquisition of $20-$21 million.
TEST SYSTEMS

	Three Months Ended
	April 4,	March 29,
(In thousands)	2009	2009
Net sales	$8,197	$—
Operating profit	$198	$—
Operating Margin	2.4%	—
Total Assets	$49,104	$—
Backlog	$26,300	$—

Sales in Astronics’ test systems segment, acquired in the DME purchase, were $8.2 million in the first quarter of 2009. All of the Test Systems segment revenue is from the Military market. Operating profit was $0.2 million, or 2.4% of sales. The relatively low operating margin compared with the Aerospace segment was due to the low volume of sales for the period.
2009 Outlook for Test Systems — We expect 2009 Test Systems sales to be in the range of $50 million to $55 million.
LIQUIDITY
Cash provided by operating activities totaled $2.9 million during the first three months of 2009, as compared with $0.3 million of cash used by operations during the first three months of 2008. The change was due primarily to the change in net income being offset by changes in the investment in net working capital components.
Cash used in investing activities was $41.6 million in the first three months of 2009, an increase in use of $40.6 million when compared to $1.0 million used in the first three months of 2008. This increase was primarily due to the acquisition of DME and approximately $1.0 million in capital expenditures for the Company’s organic operations.
In the first three months of 2009 cash provided by financing activities totaled $36.8 million. In conjunction with the acquisition of DME, the Company revised its existing credit agreement and issued a senior term note amounting to $40.0 million. In conjunction with this senior term note, the Company incurred approximately $1.3 million in debt acquisition costs and made principal payments on long-term debt of approximately $2.1 million during the quarter.
Our expectation for 2009 is that capital equipment expenditures will approximate $4.0 million to $6.0 million. Future capital requirements depend on numerous factors, including expansion of existing product lines and introduction of new products. Management believes that the Company’s cash flow from operations and revolving credit facility will be sufficient to provide funding for future capital requirements.
BACKLOG
The Company’s backlog at April 4, 2009 was $111.7 million compared with $97.1 million at March 29, 2008.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
With the acquisition of DME, the Company’s contractual obligations and commercial commitments have changed materially from disclosures in the Company’s Form 10-K for the year ended December 31, 2008. The following table represents contractual obligations as of April 4, 2009, which is expected to be consistent throughout the balance of 2009:

	Payments Due by Period*
(In thousands)	Total	2009	2010-2011	2012-2013	After 2013
Purchase Obligations	$36,419	$35,160	$1,259	$—	$—
Long-Term Debt	58,516	4,904	18,492	18,492	16,628
Operating Leases	18,024	2,140	5,591	4,470	5,823
Interest on Long-Term Debt	1,396	479	594	216	107
Other Long Term Liabilities	1,093	166	446	230	251

Total Contractual Obligations	$115,448	$42,849	$26,382	$23,408	$22,809

*	This table excludes Supplemental Retirement Plan and related Post Retirement Obligations for which we anticipate making $0.4 million in annual payments in 2009 through 2013.
Notes to Contractual Obligations Table
Long-Term Debt — See Part 1, Financial Information, Item 1, Financial Statements, Note 4, Long-term Debt and Notes Payable in this report
Interest on Long-Term Debt — Interest on Long-Term Debt includes only interest on variable rate debt for which the company has entered into a swap agreement, including:
1.	An interest rate swap in February 2006 on its Series 1999 New York Industrial Revenue Bonds which effectively fixes the rate at 3.99% on the $3.3 million obligation and expires January 2016.
2.	An interest rate swap in March 2009 on $17.0 million of the Company’s $40.0 million Senior Term Notes issued January 30, 2009, which effectively fixes the LIBOR rate at 2.115% plus the bank’s spread which is based on our leverage ratio and will range from 2.25% to 3.5%. The Agreement is effective October 31, 2009 and expires January 30, 2014.
We have excluded the variable rate interest on our note payable and other long-term debt.
Operating Leases — Operating lease obligations are primarily related to facility leases for our Astronics AES operations, DME operations and Canadian operations.
Purchase Obligations — Purchase obligations are comprised of the Company’s commitments for goods and services in the normal course of business.
MARKET RISK
Risk due to fluctuation in interest rates is a function of the Company’s floating rate debt obligations, which total approximately $52.3 million at April 4, 2009 and $14.4 million at December 31, 2008. To offset this exposure, the Company entered into the following:
1.	An interest rate swap in February 2006 on its Series 1999 New York Industrial Revenue Bonds which effectively fixes the rate at 3.99% on the $3.3 million obligation and expires January 2016.
2.	An interest rate swap in March 2009 on $17.0 million of the Company’s $40.0 million Senior Term Notes issued January 30, 2009, which effectively fixes the LIBOR rate at 2.115% plus the bank’s spread which is based on our leverage ratio and will range from 2.25% to 3.5%. The Agreement is effective October 31, 2009 and expires January 30, 2014.
As a result, a change of 1% in interest rates would impact annual net income by approximately $0.2 million.
There have been no material changes in the current year regarding the market risk information for its exposure to currency exchange rates. The Company believes it has limited exposure to fluctuation in Canadian currency exchange rates to the U.S. dollar.
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for a complete discussion of the Company’s market risk.

CRITICAL ACCOUNTING POLICIES
Refer to the Company’s annual report on Form 10-K for the year ended December 31, 2009 for a complete discussion of the Company’s critical accounting policies. In the new Test Systems segment, revenue is recognized from long-term, fixed-price contracts using the percentage-of-completion method of accounting, measured by multiplying the estimated total contract value by the ratio of actual contract costs incurred to date to the estimated total contract costs. Substantially all long-term contracts are with U.S. government agencies and contractors thereto. The Company has significant estimates involving its usage of percentage-of-completion accounting to recognize contract revenues. The Company periodically reviews contracts in process for estimates-to-completion, and revises estimated gross profit accordingly. While the Company believes its estimated gross profit on contracts in process is reasonable, unforeseen events and changes in circumstances can take place in a subsequent accounting period that may cause the Company to prospectively revise its estimated gross profit on one or more of its contracts in process. Accordingly, the ultimate gross profit realized upon completion of such contracts can vary significantly from estimated amounts between accounting periods.
RECENT ACCOUNTING PRONOUNCEMENTS
In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FAS 132(R)-1). FAS 132(R)-1 amends FAS 132(R) to provide guidance on disclosures about plan assets of a defined benefit pension or other postretirement plan. These new disclosures will provide users of the financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets, the input and valuation techniques used to measure the fair value of plan assets, the effects of fair value measurements and the significant concentrations of risk in regard to the plan assets. The requirement for the new disclosures is effective for financial statements issued for fiscal years ending after December 15, 2009. As the Company’s postretirement benefit plan has no assets, we do not expect the adoption of FSP No. FAS 132(R)-1 will have a material impact on our financial condition, results of operations or cash flows.
FORWARD-LOOKING STATEMENTS
This Annual Report contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involves uncertainties and risks. These statements are identified by the use of the “may,” “will,” “should,” “believes,” “expects,” “expected,” “intends,” “plans,” “projects,” “estimates,” “predicts,” “potential,” “outlook,” “forecast,” “anticipates,” “presume” and “assume,” and words of similar import. Readers are cautioned not to place undue reliance on these forward looking statements as various uncertainties and risks could cause actual results to differ materially from those anticipated in these statements. These uncertainties and risks include the success of the Company with effectively executing its plans; successfully integrating its acquisitions; the timeliness of product deliveries by vendors and other vendor performance issues; changes in demand for our products from the U.S. government and other customers; the acceptance by the market of new products developed; our success in cross-selling products to different customers and markets; changes in government contracts; the state of the commercial and Private Aircraft aerospace market; the Company’s success at increasing the content on current and new aircraft platforms; the level of aircraft build rates; as well as other general economic conditions and other factors. Certain of these factors, risks and uncertainties are discussed in the sections of this report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Market Risk in Item 2, above.
Item 4. Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 4, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 4, 2008.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1a Risk Factors
In addition to other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or results of operations. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.
The Company has a significant concentration of business with two customers, Panasonic Avionics Corporation and the US Government, where a significant reduction in sales would negatively impact our sales and earnings. We provide Panasonic with cabin electronics products which, in total were approximately 18% of revenue during the 1st quarter of 2009. We provide the US Government with military products which, in total were approximately 18% of revenue during the 1st quarter of 2009.
In the new Test Systems segment, revenue is recognized from long-term, fixed-price contracts using the percentage-of-completion method of accounting, measured by multiplying the estimated total contract value by the ratio of actual contract costs incurred to date to the estimated total contract costs. Substantially all long-term contracts are with U.S. government agencies and contractors thereto. The Company has significant estimates involving its usage of percentage-of-completion accounting to recognize contract revenues. While the Company believes its estimated gross profit on contracts in process is reasonable, unforeseen events and changes in circumstances can take place in a subsequent accounting period that may cause the Company to prospectively revise its estimated gross profit on one or more of its contracts in process. Accordingly, the ultimate gross profit realized upon completion of such contracts can vary significantly from estimated amounts between accounting periods.
Item 2. Unregistered sales of equity securities and use of proceeds
(a)  In connection with its purchase of DME Corporation (“DME”) in January 2009 as reported in a Form 8-K filed by the Company on January 29, 2009, Astronics Corporation (the “Company”) issued to the sellers 500,000 shares of the Company’s common stock.  The shares were issued as part of the purchase price for the capital stock of DME and were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.  No underwriter was involved in the issuance of the shares by the Company.
(c) The following table summarizes the Company’s purchases of its common stock for the quarter ended April 4, 2009:

			(c) Total number of	(d) Maximum
	(a) Total		shares Purchased as	Number of Shares
	number of	(b) Average	part of Publicly	that May Yet Be
	shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs
January 1 – January 31, 2009	—	—	—	541,195
February 1 – February 28, 2009	—	—	—	541,195
March 1 – April 4, 2009	—	—	—	541,195
Total	—	—	—	541,195
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Securities Holders
None.
Item 5. Other Information
None.
Item 6 Exhibits

Exhibit 31.1	Section 302 Certification — Chief Executive Officer
Exhibit 31.2	Section 302 Certification — Chief Financial Officer
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRONICS CORPORATION
(Registrant)
Date: May 14, 2009	By:	/s/ David C. Burney
David C. Burney
Vice President-Finance and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.	Description

Exhibit 31.1	Section 302 Certification — Chief Executive Officer
Exhibit 31.2	Section 302 Certification — Chief Financial Officer
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002