Form 10-Q
period 2009-07-04
ASTRONICS CORP
filed 2009-08-12
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 4, 2009 or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer”, an “accelerated filer”, a “non-accelerated filer” and a “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 4, 2009 10,775,020 shares of common stock were outstanding consisting of 8,081,001 shares of common stock ($.01 par value) and 2,694,019 shares of Class B common stock ($.01 par value).

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
ASTRONICS CORPORATION
Consolidated Balance Sheet
July 4, 2009
with Comparative Figures for December 31, 2008
(Dollars in thousands except share amounts)

	July 4,	December 31,
	2009	2008
	(Unaudited)

Current Assets:
Cash and Cash Equivalents	$4,476	$3,038
Accounts Receivable, net of allowance for doubtful accounts	39,917	22,053
Inventories	32,610	35,586
Prepaid Expenses	2,340	1,123
Deferred Income Taxes	3,135	4,955

Total Current Assets	82,478	66,755

Property, Plant and Equipment, at cost	54,889	49,103
Less Accumulated Depreciation and Amortization	22,081	20,028

Net Property, Plant and Equipment	32,808	29,075

Deferred Income Taxes	1,007	1,155
Intangible Assets, net of accumulated amortization of $2,501 in 2009 and $1,119 in 2008	11,971	1,853
Other Assets	3,946	3,254
Goodwill	21,415	2,582

Total Assets	$153,625	$104,674

See notes to consolidated financial statements.

ASTRONICS CORPORATION
Consolidated Balance Sheet
July 4, 2009
with Comparative Figures for December 31, 2008
(Dollars in thousands except share amounts)

	July 4,	December 31,
	2009	2008
	(Unaudited)
Current Liabilities:
Current Maturities of Long-term Debt	$8,942	$920
Accounts Payable	7,874	9,900
Accrued Payroll and Employee Benefits	5,751	3,789
Accrued Income Taxes	—	1,251
Billings in excess of costs and estimated gross profit on uncompleted contracts	2,110	—
Customer Advance Payments and Deferred Revenue	3,902	5,237
Other Accrued Expenses	2,555	2,298

Total Current Liabilities	31,134	23,395

Long-term Debt	46,291	13,526
Supplemental Retirement Plan and Other Liabilities for Pension Benefits	7,039	7,002
Other Liabilities	3,261	2,496

Total Liabilities	87,725	46,419

Shareholders’ Equity:
Common Stock, $.01 par value, authorized 20,000,000 shares, issued 8,259,439 in 2009, 8,021,976 in 2008 shares,	83	80
Class B Stock, $.01 par value, authorized 5,000,000 issued 2,995,894 in 2009, 3,223,764 in 2008	30	32
Additional Paid-in Capital	11,957	9,390
Accumulated Other Comprehensive Loss	(1,147)	(1,429)
Retained Earnings	57,258	53,901

	68,181	61,974

Less Treasury Stock: 480,313 shares in 2009 and 980,313 shares in 2008	2,281	3,719

Total Shareholders’ Equity	65,900	58,255

Total Liabilities and Shareholders’ Equity	$153,625	$104,674

See notes to consolidated financial statements.

ASTRONICS CORPORATION
Consolidated Statement of Income and Retained Earnings
Three and Six Months Ended July 4, 2009
With Comparative Figures for 2008
(Unaudited)
(Dollars in thousands except per share data)

	Six Months Ended		Three Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Sales	$97,039	$88,978	$47,024	$47,889

Costs and Expenses:
Cost of products sold	79,785	68,356	38,300	35,766

Gross Profit	17,254	20,622	8,724	12,123

Selling, general and administrative expenses	12,509	8,522	6,444	4,313
Interest expense, net of interest income	900	372	476	167
Other (income) expense	(913)	13	(900)	(2)

Income Before Income Taxes	4,758	11,715	2,704	7,645
Provision for Income Taxes	1,401	3,952	748	2,529

Net Income	3,357	7,763	$1,956	$5,116

Retained Earnings:
Beginning of period	53,901	45,570

End of period	$57,258	$53,333

Earnings per share:
Basic	$0.31	$0.76	$0.18	$0.50

Diluted	$0.31	$0.73	$0.18	$0.48

See notes to consolidated financial statements

ASTRONICS CORPORATION
Consolidated Statement of Cash Flows
Six months ended July 4, 2009
with Comparative Figures for 2008
(Unaudited)
(Dollars in thousands)

	July 4, 2009	June 28, 2008
Cash Flows from Operating Activities:
Net Income	$3,357	$7,763
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	3,695	2,009
Provision for Non-Cash Losses on Inventory and Receivables	543	400
Stock Compensation Expense	390	417
Deferred Tax Expense (Benefit)	48	(202)
Fair Value Adjustment To Contingent Note Payable	(900)	—
Other	(89)	15
Cash Flows from Changes in Operating Assets and Liabilities:
Accounts Receivable	2,604	(8,937)
Inventories	6,037	(1,125)
Prepaid Expenses	(352)	(273)
Accounts Payable	(5,544)	3,961
Accrued Expenses	(400)	141
Customer Advanced Payments and Deferred Revenue	(1,335)	(1,205)
Billing in Excess of Contracts	831	—
Income Taxes	271	2,346
Supplemental Retirement and Other Liabilities	320	125

Cash Provided by Operating Activities	9,476	5,435

Cash Flows from Investing Activities:
Acquisition of Business	(40,655)	—
Capital Expenditures	(1,551)	(2,130)
Other	(3)	(53)

Cash Used For Investing Activities	(42,209)	(2,183)

Cash Flows from Financing Activities:
Proceeds from Senior Long-term Debt	40,000	—
Principal Payments on Long-term Debt	(4,505)	(484)
Proceeds from Note Payable	4,176	4,100
Payments on Note Payable	(4,176)	(8,400)
Debt acquisition costs	(1,357)	—
Unexpended Industrial Revenue Bond Proceeds	—	482
Proceeds from Exercise of Stock Options	16	164
Income Tax Benefit from Exercise of Stock Options	15	295

Cash Provided By (Used For) Financing Activities	34,169	(3,843)

Effect of Exchange Rates on Cash	2	—

Net Increase (Decrease) in Cash and Cash Equivalents	1,438	(591)

Cash at Beginning of Period	3,038	2,818

Cash at End of Period	$4,476	$2,227

Noncash Investing and Financing Activities:
Subordinated Debt Assumed For Acquisition	$6,000	$—
Treasury Stock Issued For Acquisition	$3,585	$—
See notes to consolidated financial statements.

ASTRONICS CORPORATION
Notes to Consolidated Financial Statements
July 4, 2009
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
Acquisition — The Company accounts for acquisitions under SFAS No. 141(revised 2007), “Business Combinations” (SFAS No. 141R). SFAS No. 141R provides revised guidance on how the acquirer recognizes and measures the consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. Acquisition costs are expensed as incurred. The Company expensed approximately $0.1 million in acquisition costs in the six month period ended July 4, 2009. Acquisition costs for the three months ended July 4, 2009 were insignificant.
On January 30, 2009, the Company acquired 100% of the common stock of DME Corporation (DME). DME is a designer and manufacturer of military test training and simulation equipment and aviation safety products. The aviation safety products are included in the Company’s Aerospace segment. The test training and simulation equipment products are included in the Company’s Test Systems segment. The addition of DME Corporation diversifies the products and technologies that Astronics offers and improves market balance by increasing military and defense content. The purchase price was approximately $50 million, comprised of approximately $40.7 million in cash, 500,000 shares of the Company’s common stock held as treasury shares, valued at approximately $3.6 million, or $7.17 per share, a $5.0 million subordinated note payable to the former shareholders plus an additional $2.0 million contingent subordinated note payable, subject to meeting revenue performance criteria in 2009. The $2.0 million will not be paid should DME fail to attain the agreed upon 2009 calendar year revenue performance. The $2.0 million contingent subordinated note payable was recorded at its estimated fair value of $1.0 million at the date of acquisition based on the requirements of SFAS No. 141R. At July 4, 2009 the fair value of the contingent consideration was estimated to be $0.1 million, resulting in a $0.9 million fair value adjustment on the $2.0 million contingent subordinated note payable. This $0.9 million fair market value adjustment is reported as other income. The reduction of the estimated fair value of the contingent subordinated notes payable is the result of a reduction of the probability of meeting the revenue performance criteria in 2009.
The allocation of the purchase price paid for DME is based on preliminary estimated fair values of the acquired assets and liabilities assumed of DME as of January 30, 2009. The allocation of the purchase price is preliminary as the valuation of the identifiable intangible assets is being finalized. Any net change in value will be offset by a charge or credit to earnings when the final allocation is determined.

The preliminary allocation of purchase price based on estimated appraised fair values is as follows (In thousands):

Accounts Receivable	$20,546
Inventory	3,305
Other Current and Long Term Assets	613
Fixed Assets	3,704
Purchased Intangible Assets	11,500
Goodwill	18,729
Accounts Payable and Accrued Expenses	(6,450)
Billings in excess of costs and estimated gross profit on uncompleted contracts	(1,278)
Long-term Debt and Other Liabilities	(750)

Total Purchase Price	$49,919

The amounts allocated to purchased intangible assets consist of Trade Names of $1.2 million, Technology of $6.3 million and Customers of $4.0 million.
Substantially all of the goodwill and purchased intangible assets are expected to be deductible for tax purposes. Goodwill attributable to the Aerospace segment is approximately $2.2 million. Goodwill attributable to the Test systems segment is approximately $16.5 million.
The following is a summary of the results of operations of DME included in the unaudited consolidated financial statements of the Company from the date of acquisition, for the three and six month periods ended July 4, 2009:

	Six Months	Three Months
	Ended	Ended
(in thousands)	July 4, 2009	July 4, 2009
Sales	$24,294	$12,697
Operating Income (Loss)	275	(18)
Net Loss Before Taxes	(399)	(407)
The following summary combines the consolidated results of operations of the Company with those of the acquired business for the three and six month periods ended July 4, 2009 and June 28, 2008 as if the acquisition took place at the beginning of the periods presented. The pro forma consolidated results include the impact of certain adjustments, including increased interest expense on acquisition debt, amortization of purchased intangible assets and income taxes.

	Six Months Ended		Three Months Ended
	July 4,	June 28,	July 4,	June 28,
(in thousands, except earnings per share)	2009	2008	2009	2008
Sales	$101,788	$130,162	$51,773	$70,239
Net Income	3,388	10,793	1,987	6,684
Basic earnings per share	0.32	1.02	0.18	0.63
Diluted earnings per share	0.31	1.00	0.18	0.62
The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the three and six months ended July 4, 2009 and the three and six months ended June 28, 2008. In addition, they are not intended to be a projection of future results.
Revenue Recognition — In the Aerospace segment, revenue is recognized on the accrual basis at the time of shipment of goods and transfer of title. There are no significant contracts allowing for right of return. The Company does evaluate and record an allowance for any potential returns based on experience and any known circumstances. For the three and six months ended July 4, 2009 and June 28, 2008, no significant allowances were recorded for contracts allowing for right of return. A trade receivable is recorded at the value of the sale. The Company records a valuation allowance to account for potentially uncollectible accounts receivable. The allowance is determined based on Management’s knowledge of the business, specific customers, review of the receivable’s aging and a specific identification of accounts where collection is at risk.

In the Test Systems segment, revenue is recognized from long-term, fixed-price contracts using the percentage-of-completion method of accounting, measured by multiplying the estimated total contract value by the ratio of actual contract costs incurred to date to the estimated total contract costs. Substantially all long-term contracts are with U.S. government agencies and contractors thereto. The Company makes significant estimates involving its usage of percentage-of-completion accounting to recognize contract revenues. The Company periodically reviews contracts in process for estimates-to-completion, and revises estimated gross profit accordingly. While the Company believes its estimated gross profit on contracts in process is reasonable, unforeseen events and changes in circumstances can take place in a subsequent accounting period that may cause the Company to revise its estimated gross profit on one or more of its contracts in process. Accordingly, the ultimate gross profit realized upon completion of such contracts can vary significantly from estimated amounts between accounting periods.
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
A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of July 4, 2009 (in thousands):

	Asset
(in thousands)	(Liability)	Level 1	Level 2	Level 3
Interest rate swaps	$(207)	$—	$(207)	$—
Contingent $2.0 million subordinated promissory note payable	$(100)	$—	$—	$(100)
Activity in Contingent $2.0 million subordinated promissory note payable (Level 3) was as follows:

	Six Months Ended		Three Months Ended
	July 4,	June 28,	July 4,	June 28,
(in thousands)	2009	2008	2009	2008
Balance at beginning of period	$—	$—	$(1,000)	$—
Fair value valuation of contingent $2.0 million subordinated promissory note payable at the date of acquisition of DME	(1,000)	—	—	—
Fair value adjustment included in other income	900	—	900	—

Balance at end of period	$(100)	$—	$(100)	$—

Interest rate swaps are over-the-counter securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.
The contingent $2.0 million subordinated promissory note payable fair value does not have Level 1 or Level 2 inputs and therefore is measured at fair value based upon the Company’s assumptions regarding the likelihood of meeting the revenue performance criteria. The Company’s assumptions (inputs) consider actual projected revenue for DME for 2009, including consideration of existing contracts, backlog and current economic conditions impacting the business. Changes to the fair value are recorded as other income or expense in the statement of income. The $2.0 million contingent subordinated note payable was recorded at its estimated fair value of $1.0 million at the date of acquisition based on the requirements of SFAS No. 141R. During the second quarter, the company recognized as income, a $0.9 million fair market value adjustment on the $2.0 million contingent subordinated note payable. This $0.9 million fair market value adjustment is based on the Company’s July 4, 2009 estimate of the probability that DME will meet the revenue performance criteria in 2009 and is reported as other income. This adjustment increased net income by $0.6 million or $0.05 per diluted earnings per share for both the three months and six months ended July 4, 2009.

On a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived tangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. Estimated fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.
Financial Instruments — The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, notes payable, long-term debt and interest rate swaps. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral and the Company does not hold or issue financial instruments for trading purposes. Due to their short-term nature the carrying value of cash and equivalents, accounts receivable, accounts payable, and notes payable approximate fair value. The carrying value of the Company’s variable rate long-term debt also approximates fair value due to the variable rate feature of these instruments. The carrying value of the subordinated promissory note approximates its fair value based on the short period that has elapsed since origin of the note and management’s July 4, 2009 estimation that a current interest rate would not differ materially from the stated rate. The Company’s interest rate swaps and the contingent $2.0 million subordinated promissory note payable are recorded at fair value as described previously under “Fair Value.”
Foreign Currency Translation — The Company accounts for its foreign currency translation in accordance with FASB Statement No. 52, Foreign Currency Translation. The aggregate transaction gain or loss included in determining net income was insignificant for the six-month and three-month periods ending July 4, 2009 and June 28, 2008.
Operating Results — The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the three and six month periods ended July 4, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
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

In June 2009, the FASB issued SFAS 165, “Subsequent Events.” The objective of this Statement is to establish general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 was adopted on April 5, 2009. The Company evaluated all events or transactions that occurred after July 4, 2009, through August 12, 2009, the date this quarterly report on Form 10-Q was filed with the Securities and Exchange Commission. During this period the Company did not have any material recognizable subsequent events that required recognition in our disclosures to the July 4, 2009 financial statements as a result of this subsequent evaluation.
On April 5, 2009, the Company adopted the provisions of FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”). FSP SFAS 157-4 amends SFAS No. 157, “Fair Value Measurements” to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly, and requires additional disclosures about fair value measurements in annual and interim reporting periods. FSP SFAS No. 157-4 also supersedes FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” The adoption of FSP SFAS No. 157-4 did not have a significant impact on the Company’s financial statements.
On April 5, 2009, the Company adopted the provisions of FSP SFAS No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting.” FSP SFAS No. 107-1 requires disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies. This FSP also requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. The adoption of FSP SFAS 107-1 did not have a significant impact on the Company’s financial statements.
2) Accounts Receivable and Uncompleted Contracts
Accounts Receivable consists of:

	July 4,	December 31,
(in thousands)	2009	2008

Accounts receivable	$31,106	$22,358

Costs and estimated earnings in excess of billings on uncompleted contracts:
Costs incurred on uncompleted contracts	74,870	—
Estimated contribution to earnings	17,799	—

	92,669	—
Less billings	(83,317)	—

Costs and estimated earnings in excess of billings, net	9,352	—

Total Receivables	40,458	22,358

Less allowance for doubtful accounts	(541)	(305)

	$39,917	$22,053

Billings in excess of costs and estimated gross profit on uncompleted contracts consists of:

	July 4,	December 31,
(in thousands)	2009	2008
Billings	$43,814	$—
Less costs and estimated earnings	(41,702)	—
Less contract loss allowances	(2)	—

Billings in excess of costs and estimated earnings, net	$2,110	$—

The Company recognizes revenue from long-term, fixed-price contracts using the percentage-of-completion method, measured by multiplying the estimated total contract value by the ratio of actual contract costs incurred to date to the estimated total contract costs. If a loss is anticipated on a contract, the loss is immediately recognized. Costs and estimated earnings in excess of billings on uncompleted contracts of $9.4 million at July 4, 2009, represent revenues recognized in excess of amounts billed. Billings in excess of costs and estimated earnings on uncompleted contracts of $2.1 million at July 4, 2009, represent billings in excess of revenues recognized and were included in current liabilities. The Company relies on significant contract estimates in calculating percentage of completion revenue. The Company periodically reviews contracts in process for estimates-to-complete, and revises estimated gross profit accordingly. No significant changes to those estimates have been made since DME was acquired on January 30, 2009. The costs and earnings amounts provided in the above tables represent amounts from contract origin for all uncompleted contracts as of July 4, 2009.
3) Inventories
Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

	July 4,	December 31,
(in thousands)	2009	2008

Finished Goods	$5,634	$7,690
Work in Progress	4,601	8,407
Raw Material	22,375	19,489

	$32,610	$35,586

4) Long-term Debt and Notes Payable
Long-term debt consists of the following:

	July 4,	December 31,
(In thousands)	2009	2008

Senior Term Notes, payable $2.0 million quarterly through 2014, with interest at LIBOR plus between 2.25% and 3.5% (3.06% at July 4, 2009)	$36,000	$—
Series 2007 Industrial Revenue Bonds issued through the Erie County, New York Industrial Development Agency payable $260 in 2010 and $340 from 2011 through 2027 with interest reset weekly (0.5% at July 4, 2009)	6,000	6,000
Series 1999 Industrial Revenue Bonds issued through the Erie County, New York Industrial Development Agency payable $350 annually through 2019 with interest reset weekly (0.5% at July 4, 2009)	3,295	3,295
Series 1998 Industrial Revenue Bonds issued through the Business Finance Authority of the State of New Hampshire payable $400 annually through 2018 with interest reset weekly (0.8% at July 4, 2009)	3,650	4,050
Note Payable at Canadian Prime payable $11 monthly through 2016 plus interest (Canadian prime was 2.25% at July 4, 2009)	1,005	1,026
Subordinated promissory note with interest fixed at 6.0% payable in 2014	5,000	—
Contingent $2.0 million subordinated promissory note with interest fixed at 6.0% payable in 2014 only upon satisfaction of certain 2009 revenue performance criteria	100	—
Capital Lease Obligations and Other	183	75

	55,233	14,446
Less current maturities	8,942	920

	$46,291	$13,526

Principal maturities of long-term debt are approximately $2.5 million for the balance of 2009, $9.2 million in 2010, $9.3 million in 2011 and 2012, $9.2 million in 2013 and $8.2 million in 2014.
At July 4, 2009 the Company had zero outstanding on its revolving credit facility. The Company believes it will be compliant for the foreseeable future with all the credit facility covenants.

The contingent $2.0 million subordinated promissory note is recorded at its estimated fair value of $0.1 million, based on the Company’s assumptions regarding the probability of meeting the revenue performance criteria (See Note 1).
5) Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill for 2009 are as follows:

			Foreign
	December 31,		Currency	July 4,
(in thousands)	2008	Acquisitions	Translation	2009
Aerospace	$2,582	$2,187	$104	$4,873
Test Systems	—	16,542	—	16,542

Total	$2,582	$18,729	$104	$21,415

The following table summarizes acquired intangible assets as follows:

		July 4, 2009		December 31, 2008
	Weighted	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in thousands)	Average Life	Amount	Amortization	Amount	Amortization
Patents	12 Years	$1,271	$437	$1,271	$388
Trade Names	N/A	1,753	—	553	—
Technology	10 – 15 Years	6,787	483	487	191
Government Contracts	6 Years	347	255	347	226
Backlog	4 Years	314	314	314	314
Customers	3 – 20 Years	4,000	1,012	—	—

Total Intangible Assets		$14,472	$2,501	$2,972	$1,119

All acquired intangible assets other than goodwill and trade names are being amortized. Amortization is computed on the straight-line method for financial reporting purposes. Amortization expense was approximately $1.4 million and $0.1 million for the six months ended July 4, 2009 and June 28, 2008, respectively and $0.8 million and $0.1 million for the three months ended July 4, 2009 and June 28, 2008, respectively. Amortization expense for each of the next five years is estimated to be approximately $3.0 million for 2009, $1.3 million for 2010, $1.0 million for 2011 and $0.8 million for both 2012 and 2013.
6) Derivatives
The Company uses derivative financial instruments to manage interest rate risk associated with long-term debt. Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At July 4, 2009, we had interest rate swaps with notional amounts totaling $20.3 million, consisting of the following:
1.	An interest rate swap in February 2006 on its Series 1999 New York Industrial Revenue Bonds which effectively fixes the rate at 3.99% on the $3.3 million obligation and expires January 2016.

2.	An interest rate swap in March 2009 on $17.0 million of the Company’s $40.0 million Senior Term Notes issued January 30, 2009 (of which $36.0 million is outstanding as of July 4, 2009), which effectively fixes the LIBOR rate at 2.115% plus the bank’s spread which is based on our leverage ratio and will range from 2.25% to 3.5%. The Swap Agreement is effective October 31, 2009 and expires January 30, 2014.
At July 4, 2009 and December 31, 2008, the fair value of interest rate swaps was a liability of $0.2 million and $0.3 million respectively, which is included in other long-term liabilities.
These interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (AOCI). To the extent the interest rate swaps are not perfectly effective in offsetting the change in the value of the payments being hedged; the ineffective portion of these contracts is recognized in earnings immediately. All of the Company’s cash flow hedges are considered to be highly effective. Amounts expected to be reclassed to income through the rest of 2009 is not significant.

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
The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of the options was $3.74 for options granted during the six months ended July 4, 2009 and was $8.53 for options granted during the six months ended June 28, 2008. The following table provides the range of assumptions used to value stock options granted during the six months ended July 4, 2009 and June 28, 2008.

	Six Months Ended
	July 4,	June 28,
	2009	2008
Expected volatility	0.400	0.376
Risk-free rate	2.60%	3.04%
Expected dividends	0.00%	0.00%
Expected term (in years)	7.7 years	7.0 Years
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
The table below reflects the impact stock compensation expense had on net earnings for the three and six months ended July 4, 2009 compared to the three and six months ended June 28, 2008:

	Six Months Ended		Three Months Ended
	July 4,	June 28,	July 4,	June 28,
(in thousands)	2009	2008	2009	2008
Stock compensation expense	$390	$417	$205	$231
Tax benefit	(40)	(45)	(24)	(31)

Stock compensation expense, net of tax	$350	$372	$181	$200

A summary of the Company’s stock option activity and related information for the six months ended July 4, 2009 is as follows:

		Weighted Average
	Number of	Exercise Price	Aggregate
(Aggregate intrinsic value in thousands)	Options	per option	Intrinsic Value
Outstanding at December 31, 2008	1,059,693	$7.48	$2,557
Options Granted	46,000	7.64	103
Options Exercised	(20,787)	4.68	(109)
Options Forfeited	(6,000)	7.35	(16)

Outstanding at July 4, 2009	1,078,906	$7.54	$2,535

Exercisable at July 4, 2009	770,737	$6.43	$2,667

The aggregate intrinsic value in the preceding table represents the total pretax option holder’s intrinsic value, based on the Company’s closing stock price of Common Stock of $9.89 as of July 4, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.
The fair value of options vested since December 31, 2008 is $0.1 million. At July 4, 2009, total compensation costs related to non-vested awards not yet recognized amounts to $1.4 million and will be recognized over a weighted average period of 2.0 years.
The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of July 4, 2009:

	Outstanding			Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining Life	Average		Exercise
Exercise Price Range	Shares	in Years	Exercise Price	Shares	Price
$4.07-$6.12	585,615	4.4	$4.49	548,110	$4.49
$7.35-$10.73	348,641	7.1	8.18	143,440	8.67
$13.89-$15.29	110,662	7.7	14.14	72,390	14.27
$31.85	33,988	8.5	31.85	6,797	31.85

	1,078,906	5.7	$7.54	770,737	$6.43

In addition to the options discussed above, the Company has established the Employee Stock Purchase Plan to encourage employees to invest in Astronics Corporation. The plan provides employees that have been with the Company for at least a year the opportunity to invest up to 20% of their cash compensation (up to an annual maximum of approximately $21,000) in Astronics common stock at a price equal to 85% of the fair market value of the Astronics common stock, determined each October 1. Employees are allowed to enroll annually. Employees indicate the number of shares they wish to obtain through the program and their intention to pay for the shares through payroll deductions over the annual cycle of October 1 through September 30. Employees can withdraw anytime during the annual cycle, and all money withheld from the employees pay is returned with interest. If an employee remains enrolled in the program, enough money will have been withheld from the employees’ pay during the year to pay for all the shares that the employee opted for under the program. At July 4, 2009, employees had subscribed to purchase 30,932 shares at $15.13 per share. The weighted average fair value of the options was $4.15 per option.

8) Comprehensive Income and Accumulated Other Comprehensive Income
The components of comprehensive income are as follows:

	Six Months Ended		Three Months Ended
	July 4,	June 28,	July 4,	June 28,
(in thousands)	2009	2008	2009	2008
Net income	$3,357	$7,763	$1,956	$5,116
Other comprehensive income:
Foreign currency translation adjustments	164	(82)	107	30
Accumulated retirement liability adjustment, net of tax	61	56	31	28
Reduction (increase) in loss on derivatives, net of tax	57	11	82	(43)

Comprehensive income	$3,639	$7,748	$2,176	$5,131

Income taxes on the accumulated retirement liability and loss on derivative adjustments are insignificant. The components of accumulated other comprehensive income (loss) is as follows:

	July 4,	December 31,
(in thousands)	2009	2008
Accumulated foreign currency translation	$677	$513
Accumulated retirement liability adjustment	(1,690)	(1,751)
Accumulated loss on derivative adjustment	(134)	(191)

Accumulated other comprehensive (loss)	$(1,147)	$(1,429)

9) Earnings Per Share
The following table sets forth the computation of earnings per share:

	Six Months Ended		Three Months Ended
	July 4,	June 28,	July 4,	June 28,
(in thousands, except earnings per share)	2009	2008	2009	2008

Net Income	$3,357	$7,763	$1,956	$5,116

Basic earnings per share weighted average shares	10,692	10,218	10,775	10,225
Net effect of dilutive stock options	207	462	255	391

Diluted earnings per share weighted average shares	$10,899	$10,679	$11,030	$10,616

Basic earnings per share	$0.31	$0.76	$0.18	$0.50

Diluted earnings per share	$0.31	$0.73	$0.18	$0.48

The reduction of earnings per share in 2009 compared to 2008 is due to a combination of lower net income and the impact of the reissuance of 500,000 shares of treasury stock related to the acquisition of DME on January 30, 2009.

10) Supplemental Retirement Plan and Related Post Retirement Benefits
The Company has a non-qualified supplemental retirement defined benefit plan for certain executives. The following table sets forth information regarding the net periodic pension cost for the plan.

	Six Months Ended		Three Months Ended
	July 4,	June 28,	July 4,	June 28,
(in thousands)	2009	2008	2009	2008
Service cost	$26	$24	$13	$12
Interest cost	183	178	92	89
Amortization of prior service cost	54	54	27	27
Amortization of net actuarial losses	16	14	8	7

Net periodic cost	$279	$270	$140	$135

Participants in the non-qualified supplemental retirement plan are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The following table sets forth information regarding the net periodic cost recognized for those benefits:

	Six Months Ended		Three Months Ended
	July 4,	June 28,	July 4,	June 28,
(in thousands)	2009	2008	2009	2008
Service cost	$4	$4	$2	$2
Interest cost	25	24	12	12
Amortization of prior service cost	16	16	8	8
Amortization of net actuarial losses	6	4	3	2

Net periodic cost	$51	$48	$25	$24

11) Income Taxes
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company believes that its income tax filing positions and deductions will be sustained on audit. Reserves for uncertain income tax positions have been recorded pursuant to FIN 48 and consist primarily of $0.2 million of reserves for research and development tax credits.
Should the Company need to accrue a liability for unrecognized tax benefits, any interest associated with that liability will be recorded as interest expense. Penalties, if any, would be recognized as operating expenses.
There are no penalties or interest liability accrued as of July 4, 2009. The years under which we conducted our evaluation coincided with the tax years currently still subject to examination by major federal and state tax jurisdictions, those being 2008, 2007, 2006 and 2005.
Our effective tax rates were 27.7% and 29.5% for the three and six months ended July 4, 2009, respectively, and 33.1% and 33.7% for the three and six months ended June 29, 2008, respectively. For the three and six months ended July 4, 2009, the difference between our effective tax rates and the 35% federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate for the three and six months ended July 4, 2009 and we recorded a net tax benefit of $0.2 million in the second quarter of 2009 consisting of a $0.4 million benefit net of a $0.2 million reserve, reflecting the utilization of available research and development tax credits. Effective rates approximated the federal statutory rate for the three and six months ended June 28, 2008.

12) Sales To Major Customers
The Company has a significant concentration of business with two customers.
Sales to Panasonic Avionics Corporation amounted to approximately 19% and 24% of revenue during the three months ended July 4, 2009 and June 28, 2008, respectively, and approximately 19% and 25% of revenue during the six months ended July 4, 2009 and June 28, 2008, respectively. Accounts receivable from this customer amounted to $4.7 and $2.2 million as of July 4, 2009 and December 31, 2008, respectively.
Sales to the United States Government amounted to approximately 18% and 4% of revenue during the three months ended July 4, 2009 and June 28, 2008, respectively, and approximately 18% and 4% of revenue during the six months ended July 4, 2009 and June 28, 2008, respectively. Accounts receivable from this customer amounted to $8.3 million and $0.5 million as of July 4, 2009 and December 31, 2008, respectively.
13) Product Warranties
In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. The Company determines warranty reserves needed by product line based on experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Six Months Ended		Three Months Ended
	July 4,	June 28,	July 4,	June 28,
(in thousands)	2009	2008	2009	2008
Balance at beginning of period	$1,212	$1,164	$1,204	$1,096
Warranties issued	697	481	677	351
Warranties settled	(649)	(446)	(621)	(248)

Balance at end of period	$1,260	$1,199	$1,260	$1,199

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

Below are the sales and operating profit by segment for the six and three months ended July 4, 2009 and June 28, 2008 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is the net sales less cost of sales and other operating expenses excluding interest and other expenses and corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment.

	Six Months Ended		Three Months Ended
	July 4,	June 28,	July 4,	June 28,
(in thousands, except percentages)	2009	2008	2009	2008
Net Sales
Aerospace	$80,034	$88,978	$38,216	$47,889
Test Systems	17,005	—	8,808	—

Net Sales	$97,039	$88,978	$47,024	$47,889

Operating Profit and Margins
Aerospace	$7,095	$13,606	$3,700	$8,622
	8.9%	15.3%	9.7%	18.0%

Test Systems	(53)	—	(251)	—
	(0.3%)	—%	(2.8%)	—%

Operating Profit From Segments	7,042	13,606	3,449	8,622

Deductions from Segment Operating Profit
Interest Expense	900	379	476	170
Corporate Expenses and Other*	1,384	1,512	269	807

Earnings Before Income Taxes	$4,758	$11,715	$2,704	$7,645

*	Includes $0.9 million in other income for the fair market value adjustment on the contingent $2.0 million subordinated promissory note in the second quarter of 2009.
Total Assets

	July 4,	December 31,
(in thousands)	2009	2008
Aerospace	$96,840	$92,279
Test Systems	43,498	—
Corporate	13,287	12,395

Total Assets	$153,625	$104,674

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
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” which replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. The objective of this Statement is to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The adoption of this pronouncement will not have an impact on the on our financial condition, results of operations or cash flows. The new pronouncement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10-K for the year ended December 31, 2008.)
ACQUISITION
On January 30, 2009, the Company acquired 100% of the common stock of DME Corporation (DME). The purchase price was approximately $50 million, comprised of approximately $40.7 million in cash, 500,000 shares of the Company’s common stock held as treasury shares, valued at $3.6 million, or $7.17 per share, a $5.0 million subordinated note payable to the former shareholders plus an additional contingent $2.0 million subordinated note payable, subject to meeting revenue performance criteria in 2009. The $2.0 million note will not be paid should DME fail to attain the agreed upon 2009 calendar year revenue performance. At July 4, 2009, the Company believes the probability of achieving this revenue target is low, as such the Company has valued the note at $0.1 million, its estimated fair value. DME is a designer and manufacturer of military test training and simulation equipment and aviation safety products. The aviation safety products are included in the Aerospace segment. The test training and simulation equipment products comprise the Test Systems segment.
CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK
The following table sets forth income statement data as a percent of net sales:

	Six Months Ended		Three Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	82.2	76.8	81.4	74.7

Gross Profit	17.8	23.2	18.6	25.3

Selling, general and administrative expense	12.9	9.6	13.7	9.0
Interest expense	0.9	0.4	1.0	0.3
Other (income) expense	(0.9)	—	(1.9)	—

Total Selling, general and administrative, interest and other expense	12.9	10.0	12.8	9.3

Income before taxes	4.9%	13.2%	5.8%	16.0%

SALES
Consolidated sales for the second quarter of 2009 decreased 1.8% to $47.0 million compared to $47.9 million for the same period last year. Lower organic sales which exclude DME of $13.6 million were somewhat offset by the DME sales as a result of the acquisition totaling $12.7 million. Excluding the DME revenue organic sales decreased 28% compared to the second quarter of 2008. The lower organic sales were a result of reduced demand for our products caused by reduced business jet build rates and reduced spending by global airlines for cabin upgrades that include our cabin electronic products somewhat offset by increased sales to the military. Additionally, the second quarter of 2008 included sales to the now bankrupt Eclipse Aviation totaling $3.5 million. There were no sales to Eclipse Aviation Corporation in the second quarter of 2009.
Consolidated year to date sales for 2009 increased 9.1% to $97.0 million compared to $89.0 million for the same period last year. The increase was due primarily to the January 30, 2009 acquisition of DME. DME had year to date sales of $24.3 million in 2009. The addition of the DME sales in 2009 was offset somewhat by a decrease in organic sales of $16.3 million. The lower organic sales were a result of reduced demand for our products caused by reduced business jet build rates and reduced spending by global airlines for cabin upgrades that include our cabin electronics products somewhat offset by increased sales to the military. Additionally, year to date 2008 included sales to the now bankrupt Eclipse Aviation Corporation totaling $7.0 million. Sales to Eclipse in 2009 were $0.2 million.

EXPENSES AND MARGINS
Consolidated cost of products sold as a percentage of sales increased to 81.4% for the second quarter of 2009 as compared to 74.7% for the same period last year. The increase in cost of products sold as a percentage of sales reflects the lost margin on the lower sales volume for the organic business as well as low revenue levels for the acquired DME business. DME had cost of sales of $10.7 million in the second quarter of 2009 or 84.2% of DME sales. Included in cost of products sold was $6.4 million of engineering and development costs which included $1.2 million associated with DME. Engineering and development costs in last year’s second quarter were $5.8 million.
Consolidated year to date cost of products sold as a percentage of sales increased to 82.2% for 2009 as compared to 76.8% for the same period last year. The increase in cost of products sold as a percentage of sales reflects the lost margin on the lower sales volume for the organic business, as well as low sales level of the acquired DME business. DME had year to date cost of sales of $20.5 million in 2009 or 84.6% of DME sales. Included in the cost of goods sold was $12.9 million in engineering and development expenditures of which $2.5 million were associated with DME. Engineering and development costs for the first half of 2008 were $10.9 million.
Consolidated selling, general and administrative (SG&A) expenses were $6.4 million, or 13.7% of sales in the second quarter of 2009, up from $4.3 million, or 9.0% of sales in the same period last year. The increase reflects SG&A costs of $2.0 million attributable to DME which includes amortization of intangible assets related to the purchases of DME of $0.8 million and $0.1 million for professional fees and amortization of deferred finance costs relating to the 2009 amendment of our credit facility.
Consolidated year to date selling, general and administrative (SG&A) expenses were $12.5 million, or 12.9% of sales in 2009, up from $8.5 million, or 9.6% of sales in the same period last year. The increase reflects SG&A costs of $3.5 million attributable to DME including amortization of intangible assets related to the purchase of DME of $1.3 million, $0.3 million for professional fees and amortization of deferred finance costs relating to the 2009 amendment of our credit facility.
The 2009 second quarter and 2009 year to date other (income) expense includes $0.9 million in income relating to a fair market value adjustment to the contingent $2.0 million subordinated note payable. This adjustment reduced the carrying value of the note to its estimated fair market value as of the end of the second quarter of 2009. The estimated fair value is based on the Company’s estimate at the end of the second quarter of the probability that DME will meet the revenue performance criteria required by the note. This adjustment to the estimate, net of tax increased net income by $0.6 million or $0.05 per diluted earnings per share for both the three months and six months ended July 4, 2009.
Consolidated net interest expense increased by $0.3 million from $0.2 million to $0.5 million in the second quarter, and consolidated year to date net interest expense increased by $0.5 million from $0.4 million to $0.9 million both due primarily to increased debt levels compared with 2008 relating to the DME acquisition.
TAXES
The effective income tax rate for the second quarter of 2009 was 27.7% compared to 33.1% last year. The lower effective rate for the quarter was due primarily to the recognition of U.S. research and development credits of approximately $0.2 million.
The effective income tax rate for the six month period was 29.5% compared to 33.7% last year. The lower effective rate in 2009 was due primarily to decreased foreign taxes of approximately $0.1 million, the recognition of U.S. research and development credits of approximately $0.2 million, offset slightly by increases in state taxes of approximately $0.1 million.
NET INCOME AND EARNINGS
Net income for the second quarter of 2009 was $2.0 million or $0.18 per diluted share, a decrease of $3.1 million from $5.1 million, or $0.48 per diluted share in the second quarter of 2008. Year to date net income was $3.4 million or $0.31 per diluted share, a decrease of $4.4 million from $7.8 million or $0.73 per diluted share. The earnings per share decrease is due to a combination of the decrease in net income and the issuance of 500,000 shares of treasury stock related to the acquisition of DME on January 30, 2009.

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
Operating profit, as presented below, is sales less cost of sales and other operating expenses, excluding interest expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment. Operating profit is reconciled to earnings before income taxes in Note 14 of the Notes to Consolidated Financial Statements included in this report.
AEROSPACE

	Six Months Ended		Three Months Ended
	July 4,	June 28,	July 4,	June 28,
(in thousands, except percentages)	2009	2008	2009	2008
Sales	$80,034	$88,978	$38,216	$47,889
Operating profit	7,095	13,606	3,700	8,622
Operating Margin	8.9%	15.3%	9.7%	18.0%

	July 4,	Dec 31,
(in thousands)	2009	2008
Total Assets	$96,840	$92,279
Backlog	81,807	89,048

	Six Months Ended		Three Months Ended
	July 4,	June 28,	July 4,	June 28,
(in thousands)	2009	2008	2009	2008
Aerospace Sales by Market
Commercial Transport	$44,393	$52,674	$21,387	$28,779
Military	20,341	16,669	9,855	8,910
Business Jet	11,916	19,635	5,394	10,200
FAA/Airport	3,384	—	1,580	—

	$80,034	$88,978	$38,216	$47,889

During the second quarter of 2009, aerospace segment sales were $38.2 million, a decrease of $9.7 million, or 20.3%, from $47.9 million in the 2008 quarter. Sales to the military market increased $0.9 million, or 10.6%, and sales to the FAA/airport market, which is part of the acquired DME business, were $1.6 million in the second quarter of 2009. Sales to the commercial transport market declined $7.4 million, or 25.7%, and business jet market sales were off $4.8 million, or 47.1%, compared with the 2008 quarter. Sales for our business jet and commercial transport markets have been negatively impacted by reduced business jet production rates and reduced spending by commercial airlines for cabin upgrades that utilize Astronics cabin electronics products. Additionally, the second quarter of 2008 included sales to the now bankrupt Eclipse Aviation Corporation totaling $3.5 million. There were no sales to Eclipse Aviation in the second quarter of 2009.
For the year to date 2009, aerospace segment sales were $80.0 million, a decrease of $9.0 million, or 10.1%, from $89.0 million. Sales to the military market increased $3.7 million, or 22.0%, and sales to the FAA/airport market, which is part of the acquired DME business, were $3.4 million. Sales to the commercial transport market declined $8.3 million, or 15.7%, and business jet market sales were off $7.7 million, or 39.3%, compared with 2008. Sales for our business jet and commercial transport markets have been negatively impacted by reduced business jet production rates and reduced spending by commercial airlines for cabin upgrades that utilize Astronics cabin electronics products. Additionally, year to date 2008 included sales to the now bankrupt Eclipse Aviation Corporation totaling $7.0 million. Sales to Eclipse in 2009 were $0.2 million.

Aerospace operating profit for the second quarter of 2009 was $3.7 million, or 9.7% of sales, compared with $8.6 million, or 18.0% of sales, in the same period last year. Margin contraction was primarily due to low sales volume. Year to date operating profit for 2009 was $7.1 million, or 8.9% of sales, compared with $13.6 million, or 15.3% of sales, in the same period last year. Margin contraction was primarily due to low sales volume.
2009 Outlook for Aerospace — We expect 2009 Aerospace sales to be in the range of $160 million to $164 million. The lower forecast as compared both with 2008 aerospace sales levels and previous 2009 forecasts is reflective of our expectation that reduced business jet new aircraft build rates and reduced spending by airlines for cabin upgrades will continue through at least the balance of 2009. The expected reduced levels of our organic business will be offset somewhat by sales from the DME acquisition.
TEST SYSTEMS

	Six Months Ended		Three Months Ended
	July 4,	June 28,	July 4,	June 28,
(in thousands, except percentages)	2009	2008	2009	2008
Sales	$17,005	$—	$8,808	$—
Operating profit (loss)	(53)	—	(251)	—
Operating Margin	(0.3%)	—%	(2.8%)	—%

(in thousands)	July 4, 2009	Dec 31, 2008
Total Assets	$43,498	$—
Backlog	23,671	—

	Six Months Ended		Three Months Ended
	July 4,	June 28,	July 4,	June 28,
(in thousands)	2009	2008	2009	2008
Test Systems Sales by Market

Military	$17,005	$—	$8,808	$—

Second quarter sales in Astronics’ test systems segment, acquired in the DME purchase, were $8.8 million. Operating loss was ($0.3) million, or (2.8%) of sales. Operating margin for the quarter reflects amortization of acquired intangible assets of $0.7 million for the acquired DME Test systems segment. The negative operating margin compared with the Aerospace segment was due to the low volume of sales for the period.
Year to date sales were $17.0 million. Operating loss was ($0.1) million, or (0.3%) of sales. The negative operating margin compared with the Aerospace segment was due to the low volume of sales for the period.
2009 Outlook for Test Systems — New orders for the test systems business have been below our expectation. We expect bookings and revenue to increase during the second half of 2009. This will be dependent on Astronics being awarded contracts for which we are currently competing. We expect 2009 Test Systems sales to be in the range of $40 million to $46 million.
LIQUIDITY
Cash provided by operating activities totaled $9.5 million during the first six months of 2009, as compared with $5.4 million during the first six months of 2008. The increase was due primarily to reduced investment in working capital components offset somewhat by lower net income.
Cash used in investing activities was $42.2 million in the first six months of 2009, an increase in use of $40.0 million when compared to $2.2 million used in the first six months of 2008. This increase was primarily due to the acquisition of DME.
In the first six months of 2009 cash provided by financing activities totaled $34.2 million. In conjunction with the acquisition of DME, the Company amended its existing credit agreement and issued a 5 year senior term note amounting to $40.0 million. In conjunction with this senior term note, the Company incurred approximately $1.4 million in debt acquisition costs. Principal payments on long-term debt for the year were $4.5 million.

Our expectation for 2009 is that capital equipment expenditures will approximate $3.5 million to $4.0 million. Future capital requirements depend on numerous factors, including expansion of existing product lines and introduction of new products. Management believes that the Company’s cash flow from operations and revolving credit facility will be sufficient to provide funding for future capital requirements.
In addition to the $40.0 million term note, our credit facility provides for revolving credit borrowings availability of up to $45.0 million of which $15.0 million is reserved for existing letters of credit. The available unused portion of the revolving credit facility totaled $23.0 million as of July 4, 2009. Interest is payable at LIBOR plus between 2.25% and 3.50% or bank prime plus 1.25% to 2.50% at the option of the Company. The credit facility is secured by substantially all of the assets of the Company and its subsidiaries. The credit facility places certain debt covenant restrictions on us, including certain financial requirements and a limitation on dividend payments.
Effective June 30, 2009, the Company amended its Credit Agreement dated as of January 30, 2009 (“Agreement”) so that certain of the financial covenants therein are calculated without considering certain bonuses, dividends and distributions paid by DME to its shareholders and employees prior to, or upon, the acquisition of the stock of DME by the Company pursuant to the Stock Purchase Agreement dated as of January 28, 2009 by and among the Borrower, DME and the shareholders of DME (“Stock Purchase Agreement”). This Agreement is included as Exhibit 4.1 (c) in Part II, Item 6 — Exhibits, in this filing.
BACKLOG
The Company’s backlog at July 4, 2009 was $105.5 million compared with $101.6 million at June 28, 2008.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
With the acquisition of DME, the Company’s contractual obligations and commercial commitments have changed materially from disclosures in the Company’s Form 10-K for the year ended December 31, 2008. The following table represents contractual obligations as of July 4, 2009:

	Payments Due by Period*
(In thousands)	Total	2009	2010-2011	2012-2013	After 2013
Purchase Obligations	$29,326	$24,982	$4,344	$—	$—
Long-Term Debt	55,233	2,519	18,492	18,492	15,730
Operating Leases	17,311	1,428	5,591	4,470	5,822
Interest on Long-Term Debt	1,268	350	595	216	107
Other Long Term Liabilities	1,035	108	446	230	251

Total Contractual Obligations	$104,173	$29,387	$29,468	$23,408	$21,910

*	This table excludes Supplemental Retirement Plan and related Post Retirement Obligations for which we anticipate making $0.4 million in annual payments in 2009 through 2013.
Notes to Contractual Obligations Table
Long-Term Debt — See Part 1, Financial Information, Item 1, Financial Statements, Note 4, Long-term Debt and Notes Payable in this report
Interest on Long-Term Debt — Interest on Long-Term Debt includes only interest on variable rate debt for which the Company has entered into a swap agreement, including:
1.	An interest rate swap in February 2006 on its Series 1999 New York Industrial Revenue Bonds which effectively fixes the rate at 3.99% on the $3.3 million obligation and expires January 2016.

2.	An interest rate swap in March 2009 on $17.0 million of the Company’s $40.0 million Senior Term Notes issued January 30, 2009 (of which $36.0 million is outstanding as of July 4, 2009), which effectively fixes the LIBOR rate at 2.115% plus the bank’s spread which is based on our leverage ratio and will range from 2.25% to 3.5%. The Swap Agreement is effective October 31, 2009 and expires January 30, 2014.
We have excluded the variable rate interest on our note payable and other long-term debt.
Operating Leases — Operating lease obligations are primarily related to facility leases for our Astronics AES operations, DME operations and Canadian operations.
Purchase Obligations — Purchase obligations are comprised of the Company’s commitments for goods and services in the normal course of business.

MARKET RISK
Risk due to fluctuation in interest rates is a function of the Company’s floating rate debt obligations, which total approximately $50.0 million at July 4, 2009 and $14.4 million at December 31, 2008. To offset this exposure, the Company entered into the following:
1.	An interest rate swap in February 2006 on its Series 1999 New York Industrial Revenue Bonds which effectively fixes the rate at 3.99% on the $3.3 million obligation and expires January 2016.

2.	An interest rate swap in March 2009 on $17.0 million of the Company’s $40.0 million Senior Term Notes issued January 30, 2009 (of which $36.0 million is outstanding as of July 4, 2009), which effectively fixes the LIBOR rate at 2.115% plus the bank’s spread which is based on our leverage ratio and will range from 2.25% to 3.5%. The Swap Agreement is effective October 31, 2009 and expires January 30, 2014.
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
CRITICAL ACCOUNTING POLICIES
Refer to the Company’s annual report on Form 10-K for the year ended December 31, 2008 for a complete discussion of the Company’s critical accounting policies. In the new Test Systems segment, revenue is recognized from long-term, fixed-price contracts using the percentage-of-completion method of accounting, measured by multiplying the estimated total contract value by the ratio of actual contract costs incurred to date to the estimated total contract costs. Substantially all long-term contracts are with U.S. government agencies and contractors thereto. The Company has significant estimates involving its usage of percentage-of-completion accounting to recognize contract revenues. The Company periodically reviews contracts in process for estimates-to-completion, and revises estimated gross profit accordingly. While the Company believes its estimated gross profit on contracts in process is reasonable, unforeseen events and changes in circumstances can take place in a subsequent accounting period that may cause the Company to prospectively revise its estimated gross profit on one or more of its contracts in process. Accordingly, the ultimate gross profit realized upon completion of such contracts can vary significantly from estimated amounts between accounting periods.
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
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” which replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. The objective of this Statement is to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The adoption of this pronouncement will not have an impact on the on our financial condition, results of operations or cash flows. The new pronouncement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

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
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 4, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 4, 2009.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1a.	Risk Factors
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
The Company has a significant concentration of business with two customers, Panasonic Avionics Corporation and the US Government, where a significant reduction in sales would negatively impact our sales and earnings. We provide Panasonic with cabin electronics products which, in total were approximately 19% of revenue during the second quarter of 2009 and 19% for year to date 2009. We provide the US Government with military products which, in total were approximately 18% of revenue during the second quarter of 2009 and 18% for year to date 2009.
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
(c) The following table summarizes the Company’s purchases of its common stock for the quarter ended July 4, 2009:

			(c) Total number of	(d) Maximum
	(a) Total		shares Purchased as	Number of Shares
	number of	(b) Average	part of Publicly	that May Yet Be
	shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs
April 5 – May 2, 2009	—	—	—	541,195
May 3 – May 30, 2009	—	—	—	541,195
May 31 – July 4, 2009	—	—	—	541,195
Total	—	—	—	541,195

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Securities Holders
The Company’s Annual Meeting of Shareholders was held on May 5, 2009. The following matters were submitted to a vote of security holders at the Annual Meeting.
a)	The nominees to the Board of Directors were elected based on the following shares voted:

	For	Withheld
Raymond W. Boushie	31,791,098	1,434,103
Robert T. Brady	30,513,992	2,711,209
John B. Drenning	29,433,894	3,791,307
Peter J. Gundermann	30,923,124	2,302,077
Kevin T. Keane	29,825,156	3,400,045
Robert J. McKenna	30,223,464	3,001,737
b)	A resolution to approve the appointment of the firm of Ernst & Young LLP, independent registered public accounting firm, as auditors of the Corporation for the current fiscal year, was duly made, seconded and approved. A total of 32,274,240 votes were cast for the resolution, 124,347 votes were cast against it and 826,603 votes abstained. The affirmative votes constituted more than a majority of the votes represented at the meeting, the number needed to approve the resolution.
c)	A shareholder proposal recommending that the Board of Directors take action to convert all of the Corporation’s shares of Class B Stock into shares of Class A Stock was duly made and seconded. The proposal was defeated. A total of 7,664,345 votes were cast for the resolution, 15,495,534 votes were cast against it and 863,771 votes abstained. The affirmative vote constituted less than a majority of the votes represented at the meeting, the number needed to approve the resolution.

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit 4.1(c)	Amendment No. 1 to Amended And Restated Credit Agreement
Exhibit 31.1	Section 302 Certification — Chief Executive Officer
Exhibit 31.2	Section 302 Certification — Chief Financial Officer
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRONICS CORPORATION (Registrant)
Date: August 12, 2009	By:	/s/ David C. Burney
David C. Burney
Vice President-Finance and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
Exhibit 4.1(c)	Amendment No. 1 to Amended And Restated Credit Agreement
Exhibit 31.1	Section 302 Certification — Chief Executive Officer
Exhibit 31.2	Section 302 Certification — Chief Financial Officer
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002