Form 10-Q
period 2009-10-03
ASTRONICS CORP
filed 2009-11-10
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 3, 2009

or

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
Yes ☐      No ☑
As of October 3, 2009 10,775,020 shares of common stock were outstanding consisting of 8,207,271 shares of common stock ($.01 par value) and 2,567,749 shares of Class B common stock ($.01 par value).

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
ASTRONICS CORPORATION
Consolidated Balance Sheet
October 3, 2009
with Comparative Figures for December 31, 2008
(Dollars in thousands except share amounts)

	October 3,	December 31,
	2009	2008
	(Unaudited)

Current Assets:
Cash and Cash Equivalents	$17,540	$3,038
Accounts Receivable, net of allowance for doubtful accounts	34,023	22,053
Inventories	31,030	35,586
Prepaid Expenses	1,940	1,123
Deferred Income Taxes	3,232	4,955

Total Current Assets	87,765	66,755

Property, Plant and Equipment, at cost	55,407	49,103
Less Accumulated Depreciation and Amortization	23,179	20,028

Net Property, Plant and Equipment	32,228	29,075

Deferred Income Taxes	1,411	1,155
Intangible Assets, net of accumulated amortization of $3,323 in 2009 and $1,119 in 2008	11,149	1,853
Other Assets	3,782	3,254
Goodwill	21,550	2,582

Total Assets	$157,885	$104,674

See notes to consolidated financial statements.

ASTRONICS CORPORATION
Consolidated Balance Sheet
October 3, 2009
with Comparative Figures for December 31, 2008
(Dollars in thousands except share amounts)

	October 3,	December 31,
	2009	2008
	(Unaudited)
Current Liabilities:
Current Maturities of Long-term Debt	$9,226	$920
Accounts Payable	7,691	9,900
Accrued Payroll and Employee Benefits	6,836	3,789
Accrued Income Taxes	570	1,251
Billings in excess of costs and estimated gross profit on uncompleted contracts	3,351	—
Customer Advance Payments and Deferred Revenue	3,764	5,237
Other Accrued Expenses	2,724	2,298

Total Current Liabilities	34,162	23,395

Long-term Debt	43,917	13,526
Supplemental Retirement Plan and Other Liabilities for Pension Benefits	7,057	7,002
Other Liabilities	4,000	2,496

Total Liabilities	89,136	46,419

Shareholders’ Equity:
Common Stock, $.01 par value, authorized 20,000,000 shares, issued 8,385,709 in 2009 and 8,021,976 in 2008	84	80
Class B Stock, $.01 par value, authorized 5,000,000 shares, issued 2,869,624 in 2009 and 3,223,764 in 2008	29	32
Additional Paid-in Capital	12,153	9,390
Accumulated Other Comprehensive Loss	(990)	(1,429)
Retained Earnings	59,754	53,901

	71,030	61,974
Less Treasury Stock: 480,313 shares in 2009 and 980,313 shares in 2008	2,281	3,719

Total Shareholders’ Equity	68,749	58,255

Total Liabilities and Shareholders’ Equity	$157,885	$104,674

See notes to consolidated financial statements.

ASTRONICS CORPORATION
Consolidated Statements of Income and Retained Earnings
Three and Nine Months Ended October 3, 2009
With Comparative Figures for 2008
(Unaudited)
(Dollars in thousands except per share data)

	Nine Months Ended		Three Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008

Sales	$145,625	$129,341	$48,586	$40,363

Costs and Expenses:
Cost of products sold	118,251	100,811	38,466	32,455

Gross Profit	27,374	28,530	10,120	7,908

Selling, general and administrative expenses	18,711	12,552	6,202	4,030
Interest expense, net of interest income	1,307	554	407	182
Other (income) expense	(1,020)	73	(107)	60

Income Before Income Taxes	8,376	15,351	3,618	3,636
Provision for Income Taxes	2,523	5,209	1,122	1,257

Net Income	5,853	10,142	$2,496	$2,379

Retained Earnings:
Beginning of period	53,901	45,548

End of period	$59,754	$55,690

Earnings per share:
Basic	$0.55	$0.99	$0.23	$0.23

Diluted	$0.53	$0.95	$0.23	$0.22

See notes to consolidated financial statements.

ASTRONICS CORPORATION
Consolidated Statements of Cash Flows
Nine Months Ended October 3, 2009
with Comparative Figures for 2008
(Unaudited, Dollars in thousands)

	October 3,	September 27,
	2009	2008
Cash Flows from Operating Activities:
Net Income	$5,853	$10,142
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	5,649	2,989
Provision for Non-Cash Losses on Inventory and Receivables	849	664
Stock Compensation Expense	586	641
Deferred Tax Benefit	(403)	(91)
Fair Value Adjustment To Contingent Note Payable	(1,000)	—
Other	(106)	92
Cash Flows from Changes in Operating Assets and Liabilities:
Accounts Receivable	8,732	(7,225)
Inventories	7,319	(6,505)
Prepaid Expenses	(151)	(326)
Accounts Payable	(5,754)	3,074
Accrued Expenses	1,479	(391)
Customer Advanced Payments and Deferred Revenue	(1,473)	(372)
Billing in Excess of Contracts	2,072	—
Income Taxes	1,165	776
Supplemental Retirement and Other Liabilities	265	169

Cash Provided by Operating Activities	25,082	3,637

Cash Flows from Investing Activities:
Acquisition of Business	(40,655)	—
Capital Expenditures	(1,978)	(3,188)
Other	(45)	(88)

Cash Used For Investing Activities	(42,678)	(3,276)

Cash Flows from Financing Activities:
Proceeds from Senior Long-term Debt	40,000	—
Principal Payments on Long-term Debt	(6,559)	(534)
Proceeds from Note Payable	4,176	8,400
Payments on Note Payable	(4,176)	(11,700)
Debt acquisition costs	(1,377)
Unexpended Industrial Revenue Bond Proceeds	—	422
Proceeds from Exercise of Stock Options	16	294
Income Tax Benefit from Exercise of Stock Options	15	448

Cash Provided By (Used For) Financing Activities	32,095	(2,670)

Effect of Exchange Rates on Cash	3	—

Net Increase (Decrease) in Cash and Cash Equivalents	14,502	(2,309)

Cash and Cash Equivalents at Beginning of Period	3,038	2,818

Cash and Cash Equivalents at End of Period	$17,540	$509

Noncash Investing and Financing Activities:
Subordinated Debt Assumed For Acquisition	$6,000	$—
Treasury Stock Issued For Acquisition	$3,585	$—
See notes to consolidated financial statements.

ASTRONICS CORPORATION
Notes to Consolidated Financial Statements
October 3, 2009
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
Effective July 5, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles — Overall” (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.
Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. Acquisitions are accounted for under the purchase method and, accordingly, the operating results for the acquired companies are included in the consolidated statements of income from the respective dates of acquisition.
Acquisition — The Company accounts for acquisitions under ASC Topic 805 “Business Combinations and Reorganizations” (“ASC Topic 805 “). ASC Topic 805 provides revised guidance on how the acquirer recognizes and measures the consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests, and goodwill acquired in a business combination. ASC Topic 805 also expands required disclosures surrounding the nature and financial effects of business combinations. Acquisition costs are expensed as incurred. The Company expensed approximately $0.1 million in acquisition costs in the nine month period ended October 3, 2009. Acquisition costs for the three months ended October 3, 2009 were insignificant.
On January 30, 2009, the Company acquired 100% of the common stock of DME Corporation (DME). DME is a designer and manufacturer of military test training and simulation equipment and aviation safety products. The aviation safety products are included in the Company’s Aerospace segment. The test training and simulation equipment products are included in the Company’s Test Systems segment. The addition of DME Corporation diversifies the products and technologies that Astronics offers and improves market balance by increasing military and defense content. The purchase price was approximately $50 million, comprised of approximately $40.7 million in cash, 500,000 shares of the Company’s common stock held as treasury shares, valued at approximately $3.6 million, or $7.17 per share, a $5.0 million subordinated note payable to the former shareholders plus an additional $2.0 million contingent subordinated note payable, subject to meeting revenue performance criteria in 2009. The $2.0 million will not be paid should DME fail to attain the agreed upon 2009 calendar year revenue performance. The $2.0 million contingent subordinated note payable was recorded at its estimated fair value of $1.0 million at the date of acquisition based on the requirements of ASC Topic 805. At October 3, 2009 the fair value of the contingent consideration was estimated to be zero, resulting in a $1.0 million fair value adjustment on the $2.0 million contingent subordinated note payable. This $1.0 million fair market value adjustment is reported as other income. The reduction of the estimated fair value of the contingent subordinated notes payable is the result of a reduction of the probability of meeting the revenue performance criteria in 2009.
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
The following is a summary of the results of operations of DME included in the unaudited consolidated financial statements of the Company from the date of acquisition, for the three and nine month periods ended October 3, 2009:

	Nine Months	Three Months
	Ended	Ended
(in thousands)	October 3, 2009	October 3, 2009
Sales	$38,370	$14,076
Operating Income	902	627
The following summary combines the consolidated results of operations of the Company with those of the acquired business for the three and nine month periods ended October 3, 2009 and September 27, 2008 as if the acquisition took place at the beginning of the periods presented. The pro forma consolidated results include the impact of certain adjustments, including increased interest expense on acquisition debt, amortization of purchased intangible assets and income taxes.

	Nine Months Ended		Three Months Ended
	October 3,	September 27,	October 3,	September 27,
(in thousands, except earnings per share)	2009	2008	2009	2008
Sales	$150,374	$191,201	$48,586	$61,039
Net Income	5,884	14,040	2,496	3,247
Basic earnings per share	0.55	1.31	0.23	0.30
Diluted earnings per share	0.54	1.26	0.23	0.29
The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the nine months ended October 3, 2009 and the three and nine months ended September 27, 2008. In addition, they are not intended to be a projection of future results.
Revenue Recognition — In the Aerospace segment, revenue is recognized on the accrual basis at the time of shipment of goods and transfer of title. There are no significant contracts allowing for right of return. The Company does evaluate and record an allowance for any potential returns based on experience and any known circumstances. For the three and nine months ended October 3, 2009 and September 27, 2008, no significant allowances were recorded for contracts allowing for right of return. A trade receivable is recorded at the time of the sale. The Company records a valuation allowance to account for potentially uncollectible accounts receivable. The allowance is determined based on Management’s knowledge of the business, specific customers, review of the receivable’s aging and a specific identification of accounts where collection is at risk.

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
Fair Value — ASC Topic 820, “Fair value Measurements and Disclosures”, establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:
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
A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of October 3, 2009:

(in thousands)	Liability		Level 1	Level 2	Level 3
Interest rate swaps	$	(411)	$—	$(411)	$—
Contingent $2.0 million subordinated promissory note payable		$—	$—	$—	$—
The fair value of the interest rate swap at December 31, 2008 was approximately $0.3 million.
Activity in Contingent $2.0 million subordinated promissory note payable (Level 3) was as follows:

	Nine Months Ended		Three Months Ended
	October 3,	September 27,	October 3,	September 27,
(in thousands)	2009	2008	2009	2008
Balance at beginning of period	$—	$—	$(100)	$—

Fair value valuation of contingent $2.0 million subordinated promissory note payable at the date of acquisition of DME	(1,000)	—	—	—

Fair value adjustment included in other income	1,000	—	100	—

Balance at end of period	$—	$—	$—	$—

Interest rate swaps are securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.
The contingent $2.0 million subordinated promissory note payable fair value does not have Level 1 or Level 2 inputs and therefore is measured at fair value based upon the Company’s assumptions regarding the likelihood of meeting the revenue performance criteria. The Company’s assumptions (inputs) consider projected revenue for DME for 2009, including consideration of existing contracts, backlog and current economic conditions impacting the business. Changes to the fair value are recorded as other income or expense in the statement of income. The $2.0 million contingent subordinated note payable was recorded at its estimated fair value of $1.0 million at the date of acquisition based on the requirements of ASC Topic 805. During the third quarter, the Company recognized as income, a $0.1 million fair market value adjustment and year to date, a $1.0 million fair market value adjustment on the $2.0 million contingent subordinated note payable. These fair market value adjustments are based on the Company’s October 3, 2009 estimate of the probability that DME will meet the revenue performance criteria in 2009 and is reported as other income. These adjustments increased net income for the quarter by $0.1 million or $0.01 per diluted earnings per share for the three months and by $0.7 million or $0.06 per diluted earnings per share for the nine months ended October 3, 2009.

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
Financial Instruments — The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, notes payable, long-term debt and interest rate swaps. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral and the Company does not hold or issue financial instruments for trading purposes. Due to their short-term nature the carrying value of cash and equivalents, accounts receivable, accounts payable, and notes payable approximate fair value. The carrying value of the Company’s variable rate long-term debt also approximates fair value due to the variable rate feature of these instruments. The carrying value of the subordinated promissory note approximates its fair value based on the short period that has elapsed since origin of the note and management’s October 3, 2009 estimation that a current interest rate would not differ materially from the stated rate. The Company’s interest rate swaps and the contingent $2.0 million subordinated promissory note payable are recorded at fair value as described previously under “Fair Value.”
Foreign Currency Translation — The Company accounts for its foreign currency translation in accordance with ASC Topic 830, Foreign Currency Translation. The aggregate transaction gain or loss included in determining net income was insignificant for the nine-month and three-month periods ending October 3, 2009 and September 27, 2008.
Operating Results — The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the three and nine month periods ended October 3, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
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
Accounting Pronouncements Adopted in 2009
On January 1, 2009, the Company adopted the new provisions of ASC Topic 805 “Business Combinations and Reorganizations” (“ASC Topic 805”). ASC Topic 805 provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests, and goodwill acquired in a business combination. ASC Topic 805 also expands required disclosures surrounding the nature and financial effects of business combinations. Acquisition costs are expensed as incurred.
On January 1, 2009, the Company adopted the new provisions of ASC Topic 815 “Derivatives and Hedging” (“ASC Topic 815”) relating to disclosures about derivative instruments and hedging activities. The new provisions expand quarterly disclosure requirements about an entity’s derivative instruments and hedging activities, which were effective beginning in the first quarter of 2009. The Company believes that these new provisions will not have a significant impact on its financial statement disclosures.
On January 1, 2009, the Company adopted the new provisions of ASC Topic 350, “Intangibles - Goodwill and Other” (“ASC Topic 350”) relating to the determination of the useful life of intangible assets. This new provision amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset, the objective is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under ASC Topic 805. ASC Topic 350 applies to all intangible assets, whether acquired in a business combination or otherwise and is applied prospectively to intangible assets acquired after December 15, 2008.
In June 2009, the FASB issued ASC Topic 855 “Subsequent Events” (“ASC Topic 855”). The objective of this Statement is to establish general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC Topic 855 was adopted on April 5, 2009. The Company evaluated all events or transactions that occurred after October 3, 2009, through November 10, 2009, the date this quarterly report on Form 10-Q was filed with the Securities and Exchange Commission. During this period the Company did not have any material recognizable subsequent events that required recognition in our disclosures to the October 3, 2009 financial statements as a result of this subsequent evaluation.

On April 5, 2009, the Company adopted the new provisions of ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC Topic 820”). These new provisions amend ASC Topic 820, to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. This new provision also provides additional guidance on circumstances that may indicate that a transaction is not orderly, and requires additional disclosures about fair value measurements in annual and interim reporting periods. The adoption of these new provisions did not have a significant impact on the Company’s financial statements.
On April 5, 2009, the Company adopted the new provisions of ASC Topic 825 “Financial Instruments” (“ASC Topic 825”), These new provisions require disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies. This also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. The adoption of these new provisions did not have a significant impact on the Company’s financial statements.

2) Accounts Receivable and Uncompleted Contracts
Accounts Receivable consists of:

	October 3,	December 31,
(in thousands)	2009	2008

Accounts receivable	$25,705	$22,358

Costs and estimated earnings in excess of billings on uncompleted contracts:
Costs incurred on uncompleted contracts	70,787	—
Estimated contribution to earnings	17,216	—

	88,003	—
Less billings	(79,211)	—

Costs and estimated earnings in excess of billings, net	8,792	—

Total Receivables	34,497	22,358

Less allowance for doubtful accounts	(474)	(305)

	$34,023	$22,053

Billings in excess of costs and estimated gross profit on uncompleted contracts consists of:

	October 3,	December 31,
(in thousands)	2009	2008

Billings	$50,219	$—
Less costs and estimated earnings	(46,867)	—
Less contract loss allowances	(1)	—

Billings in excess of costs and estimated earnings, net	$3,351	$—

The Company recognizes revenue from long-term, fixed-price contracts using the percentage-of-completion method, measured by multiplying the estimated total contract value by the ratio of actual contract costs incurred to date to the estimated total contract costs. If a loss is anticipated on a contract, the loss is immediately recognized. Costs and estimated earnings in excess of billings on uncompleted contracts of $8.8 million at October 3, 2009, represent revenues recognized in excess of amounts billed. Billings in excess of costs and estimated earnings on uncompleted contracts of $3.4 million at October 3, 2009, represent billings in excess of revenues recognized and were included in current liabilities. The Company relies on significant contract estimates in calculating percentage of completion revenue. The Company periodically reviews contracts in process for estimates-to-complete and revises estimated gross profit accordingly. The costs and earnings amounts provided in the above tables represent amounts from contract origin for all uncompleted contracts as of October 3, 2009.
3) Inventories
Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

	October 3,	December 31,
(in thousands)	2009	2008

Finished Goods	$7,270	$7,690
Work in Progress	4,788	8,407
Raw Material	18,972	19,489

	$31,030	$35,586

4) Long-term Debt and Notes Payable
Long-term debt consists of the following:

	October 3,	December 31,
(In thousands)	2009	2008
Senior Term Notes, payable $2.0 million quarterly through 2014, with interest at LIBOR plus between 2.25% and 3.5% (3.06% at October 3, 2009).	$34,000	$—
Series 2007 Industrial Revenue Bonds issued through the Erie County, New York Industrial Development Agency payable $260 in 2010 and $340 from 2011 through 2027 with interest reset weekly (0.6% at October 3, 2009).	6,000	6,000
Series 1999 Industrial Revenue Bonds issued through the Erie County, New York Industrial Development Agency payable $350 annually through 2019 with interest reset weekly (0.6% at October 3, 2009).	3,295	3,295
Series 1998 Industrial Revenue Bonds issued through the Business Finance Authority of the State of New Hampshire payable $400 annually through 2018 with interest reset weekly (0.6% at October 3, 2009).	3,650	4,050
Note Payable at Canadian Prime payable $11 monthly through 2016 plus interest (Canadian prime was 2.25% at October 3, 2009).	1,029	1,026
Subordinated promissory note with interest fixed at 6.0% payable in 2014.	5,000	—
Contingent $2.0 million subordinated promissory note with interest fixed at 6.0% payable in 2014 only upon satisfaction of certain 2009 revenue performance criteria.	—	—
Capital Lease Obligations and Other	169	75

	53,143	14,446
Less current maturities	9,226	920

	$43,917	$13,526

Principal maturities of long-term debt are approximately $0.4 million for the balance of 2009, $9.2 million in 2010, $9.3 million in 2011 and 2012, $9.2 million in 2013 and $7.9 million in 2014.
At October 3, 2009 the Company had zero outstanding on its revolving credit facility. The Company believes it will be compliant for the foreseeable future with all the credit facility covenants.
The contingent $2.0 million subordinated promissory note is recorded at its estimated fair value of zero, based on the Company’s assumptions regarding the probability of meeting the revenue performance criteria in 2009 (See Note 1).
5) Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill for 2009 are as follows:

			Foreign
	December 31,		Currency	October 3,
(in thousands)	2008	Acquisitions	Translation	2009
Aerospace	$2,582	$2,187	$239	$5,008
Test Systems	—	16,542	—	16,542

Total	$2,582	$18,729	$239	$21,550

The following table summarizes acquired intangible assets as follows:

		October 3, 2009		December 31, 2008
	Weighted	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in thousands)	Average Life	Amount	Amortization	Amount	Amortization
Patents	12 Years	$1,271	$462	$1,271	$388
Trade Names	N/A	1,753	—	553	—
Technology	10 – 15 Years	6,787	659	487	191
Government Contracts	6 Years	347	270	347	226
Backlog	4 Years	314	314	314	314
Customers	3 – 20 Years	4,000	1,618	—	—

Total Intangible Assets		$14,472	$3,323	$2,972	$1,119

All acquired intangible assets other than goodwill and trade names are being amortized. Amortization expense was approximately $2.2 million and $0.2 million for the nine months ended October 3, 2009 and September 27, 2008, respectively and $0.8 million and $0.1 million for the three months ended October 3, 2009 and September 27, 2008, respectively. Amortization expense for each of the next five years is estimated to be approximately $3.0 million for 2009, $1.3 million for 2010, $1.0 million for 2011 and $0.8 million for 2012, 2013 and 2014. Goodwill and Trade Names are reviewed at least annually for impairment and more frequently if impairment indicators are present.
6) Derivatives
The Company uses derivative financial instruments to manage interest rate risk associated with long-term debt. Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At October 3, 2009, we had interest rate swaps with notional amounts totaling $20.3 million, consisting of the following:
1.	An interest rate swap in February 2006 on its Series 1999 New York Industrial Revenue Bonds which effectively fixes the rate at 3.99% on the $3.3 million obligation and expires January 2016.
2.	An interest rate swap in March 2009 on $17.0 million of the Company’s $40.0 million Senior Term Notes issued January 30, 2009 (of which $34.0 million is outstanding as of October 3, 2009), which effectively fixes the LIBOR rate at 2.115% plus the bank’s spread which is based on our leverage ratio and will range from 2.25% to 3.5%. The swap agreement is effective October 31, 2009 and expires January 30, 2014.
At October 3, 2009 and December 31, 2008, the fair value of interest rate swaps was a liability of $0.4 million and $0.3 million respectively, which is included in other long-term liabilities.
These interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (AOCI). To the extent the interest rate swaps are not perfectly effective in offsetting the change in the value of the payments being hedged; the ineffective portion of these contracts is recognized in earnings immediately. All of the Company’s cash flow hedges are considered to be highly effective. Amounts to be reclassed to income through the remainder of 2009 are not expected to be significant.
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
The Company accounts for its stock options following ASC Topic 718 “Compensation — Stock Compensation” applying the modified prospective method. Under the modified prospective method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The Company uses a straight-line method of attributing the value of stock-based compensation expense, subject to minimum levels of expense, based on vesting. Stock compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Vesting requirements vary for directors, officers and key employees. In general, options granted to outside directors vest nine months from the date of grant and options granted to officers and key employees vest straight line over a five-year period from the date of grant.

The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of the options was $3.74 for options granted during the nine months ended October 3, 2009 and was $8.53 for options granted during the nine months ended September 27, 2008. The following table provides the range of assumptions used to value stock options granted during the nine months ended October 3, 2009 and September 27, 2008.

	Nine Months Ended
	October 3,	September 27,
	2009	2008
Expected volatility	0.400	0.376
Risk-free rate	2.60%	3.04%
Expected dividends	0.00%	0.00%
Expected term (in years)	7.7 years	7.0 Years
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
The table below reflects the impact stock compensation expense had on net earnings for the three and nine months ended October 3, 2009 compared to the three and nine months ended September 27, 2008:

	Nine Months Ended		Three Months Ended
	October 3,	September 27,	October 3,	September 27,
(in thousands)	2009	2008	2009	2008
Stock compensation expense	$587	$641	$196	$224
Tax benefit	(61)	(74)	(20)	(29)

Stock compensation expense, net of tax	$526	$567	$176	$195

A summary of the Company’s stock option activity and related information for the nine months ended October 3, 2009 is as follows:

		Weighted Average
	Number of	Exercise Price	Aggregate
(Aggregate intrinsic value in thousands)	Options	per option	Intrinsic Value
Outstanding at December 31, 2008	1,059,693	$7.48	$1,369
Options Granted	46,000	7.64	52
Options Exercised	(20,787)	4.68	(85)
Options Forfeited	(6,000)	7.35	(9)

Outstanding at October 3, 2009	1,078,906	7.54	1,327

Exercisable at October 3, 2009	770,737	$6.43	$1,804

The aggregate intrinsic value in the preceding table represents the total pretax option holder’s intrinsic value, based on the Company’s closing stock price of Common Stock of $8.77 as of October 3, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.
The fair value of options vested since December 31, 2008 is $0.1 million. At October 3, 2009, total compensation costs related to non-vested awards not yet recognized amounts to $1.1 million and will be recognized over a weighted average period of 2.1 years.

The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of October 3, 2009:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining Life	Average		Average
Exercise Price Range	Shares	in Years	Exercise Price	Shares	Exercise Price
$4.07–$6.12	585,615	4.1	$4.49	548,108	$4.49
$7.35–$10.73	348,641	6.9	8.18	143,441	8.67
$13.89–$15.29	110,662	7.4	14.14	72,390	14.27
$31.85	33,988	8.2	31.85	6,798	31.85

	1,078,906	5.5	$7.54	770,737	$6.43

In addition to the options discussed above, the Company has established the Employee Stock Purchase Plan to encourage employees to invest in Astronics Corporation. The plan provides employees that have been with the Company for at least a year the opportunity to invest up to 20% of their cash compensation (up to an annual maximum of approximately $21,000) in Astronics common stock at a price equal to 85% of the fair market value of the Astronics common stock, determined each October 1. Employees are allowed to enroll annually. Employees indicate the number of shares they wish to obtain through the program and their intention to pay for the shares through payroll deductions over the annual cycle of October 1 through September 30. Employees can withdraw anytime during the annual cycle, and all money withheld from the employees pay is returned with interest. If an employee remains enrolled in the program, enough money will have been withheld from the employees’ pay during the year to pay for all the shares that the employee opted for under the program. At October 3, 2009, employees had subscribed to purchase 123,352 shares at $7.53 per share. The weighted average fair value of the options was $2.09 per option.
8) Comprehensive Income and Accumulated Other Comprehensive Income
The components of comprehensive income are as follows:

	Nine Months Ended		Three Months Ended
	October 3,	September 27,	October 3,	September 27,
(in thousands)	2009	2008	2009	2008
Net income	$5,853	$10,142	$2,496	$2,379
Other comprehensive income:
Foreign currency translation adjustments	424	(187)	260	(105)
Accumulated retirement liability adjustment, net of tax	91	84	30	28
Reduction (increase) in loss on derivatives, net of tax	(76)	23	(133)	12

Comprehensive income	$6,292	$10,062	$2,653	$2,314

Income taxes on the accumulated retirement liability and loss on derivative adjustments are insignificant. The components of accumulated other comprehensive income (loss) is as follows:

	October 3,	December 31,
(in thousands)	2009	2008
Accumulated foreign currency translation	$937	$513
Accumulated retirement liability adjustment	(1,660)	(1,751)
Accumulated loss on derivative adjustment	(267)	(191)

Accumulated other comprehensive (loss)	$(990)	$(1,429)

9) Earnings Per Share
The following table sets forth the computation of earnings per share:

	Nine Months Ended		Three Months Ended
	October 3,	September 27,	October 3,	September 27,
(in thousands, except earnings per share)	2009	2008	2009	2008

Net Income	$5,853	$10,142	$2,496	$2,379

Basic earnings per share weighted average shares	10,720	10,227	10,775	10,247
Net effect of dilutive stock options	223	454	256	441

Diluted earnings per share weighted average shares	10,943	10,681	11,031	10,688

Basic earnings per share	$0.55	$0.99	$0.23	$0.23

Diluted earnings per share	$0.53	$0.95	$0.23	$0.22

The reduction of earnings per share in 2009 compared to 2008 is due primarily to a combination of lower net income and the impact of the reissuance of 500,000 shares of treasury stock related to the acquisition of DME on January 30, 2009. Options amounting to 169,650 and 33,988 for the periods ended October 3 2009 and September 27, 2008, respectively, were excluded from the calculation of diluted earnings per share as they would have an anti-dilutive effect.
10) Supplemental Retirement Plan and Related Post Retirement Benefits
The Company has a non-qualified supplemental retirement defined benefit plan for certain executives. The following table sets forth information regarding the net periodic pension cost for the plan.

	Nine Months Ended		Three Months Ended
	October 3,	September 27,	October 3,	September 27,
(in thousands)	2009	2008	2009	2008
Service cost	$39	$36	$13	$12
Interest cost	275	267	92	89
Amortization of prior service cost	81	81	27	27
Amortization of net actuarial losses	24	21	8	7

Net periodic cost	$419	$405	$140	$135

Participants in the non-qualified supplemental retirement plan are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The following table sets forth information regarding the net periodic cost recognized for those benefits:

	Nine Months Ended		Three Months Ended
	October 3,	September 27,	October 3,	September 27,
(in thousands)	2009	2008	2009	2008
Service cost	$6	$5	$2	$1
Interest cost	37	36	12	12
Amortization of prior service cost	24	25	8	9
Amortization of net actuarial losses	9	6	3	2

Net periodic cost	$76	$72	$25	$24

11) Income Taxes
In July 2006, the FASB issued ASC Topic 740-10 “Overall — Uncertainty in Income Taxes ” (“ASC Topic 740-10”) which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. ASC Topic 740-10 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of ASC Topic 740-10 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company believes that its income tax filing positions and deductions will be sustained on audit. Reserves for uncertain income tax positions have been recorded pursuant to ASC Topic 740-10 and consist primarily of $0.7 million of reserves for research and development tax credits.
Should the Company need to accrue a liability for unrecognized tax benefits, any interest associated with that liability will be recorded as interest expense. Penalties, if any, would be recognized as operating expenses. There are no penalties or interest liability accrued as of October 3, 2009. The years under which we conducted our evaluation coincided with the tax years currently still subject to examination by major federal and state tax jurisdictions, those being 2008, 2007, 2006 and 2005.
Our effective tax rates were 31.0% and 30.1% for the three and nine months ended October 3, 2009, respectively, and 34.6% and 33.9% for the three and nine months ended September 27, 2008, respectively. For the three and nine months ended October 3, 2009, the difference between our effective tax rates and the 35% federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rates for the nine months ended October 3, 2009 and the utilization of available research and development tax credits for the three and nine months ended October 3, 2009. Reflecting the utilization of available research and development tax credits, we recorded a net tax benefit of $0.5 million and $0.3 million for the nine months and three months ended October 3, 2009 respectively. The year to date tax benefit recognized consists of a $0.5 million benefit, net of a $0.4 million reserve. The tax benefit recognized during the third quarter consists of a $0.3 million benefit, net of a $0.2 million reserve. Effective rates approximated the federal statutory rate for the three and nine months ended September 27, 2008.
12) Sales To Major Customers
The Company has a significant concentration of business with two customers.
Sales to Panasonic Avionics Corporation amounted to approximately 20% and 26% of revenue during the three months ended October 3, 2009 and September 27, 2008, respectively, and approximately 19% and 26% of revenue during the nine months ended October 3, 2009 and September 27, 2008, respectively. Accounts receivable from this customer amounted to $2.2 and $2.2 million as of October 3, 2009 and December 31, 2008, respectively.
Sales to the United States Government amounted to approximately 22% and 1% of revenue during the three months ended October 3, 2009 and September 27, 2008, respectively, and approximately 19% and 4% of revenue during the nine months ended October 3, 2009 and September 27, 2008, respectively. Accounts receivable from this customer amounted to $4.4 million and $0.5 million as of October 3, 2009 and December 31, 2008, respectively.

13) Product Warranties
In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. The Company determines warranty reserves needed by product line based on experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Nine Months Ended		Three Months Ended
	October 3,	September 27,	October 3,	September 27,
(in thousands)	2009	2008	2009	2008
Balance at beginning of period	$1,212	$1,164	$1,260	$1,199
Warranties issued	1,836	870	1,139	389
Warranties settled	(1,125)	(811)	(476)	(365)

Balance at end of period	$1,923	$1,223	$1,923	$1,223

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
Below are the sales and operating profit by segment for the nine and three months ended October 3, 2009 and September 27, 2008 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is the net sales less cost of sales and other operating expenses excluding interest and other expenses and corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment.

	Nine Months Ended		Three Months Ended
	October 3,	September 27,	October 3,	September 27,
(in thousands, except percentages)	2009	2008	2009	2008
Sales
Aerospace	$118,992	$129,341	$38,958	$40,363
Test Systems	26,633	—	9,628	—

Sales	$145,625	$129,341	$48,586	$40,363

Operating Profit and Margins
Aerospace	$11,779	$18,211	$4,684	$4,605
	10%	14%	12%	11%
Test Systems	430	—	483	—
	2%	—%	5%	—%

Operating Profit From Segments	12,209	18,211	5,167	4,605

Deductions from Segment
Operating Profit
Interest Expense	1,307	554	407	182
Corporate Expenses and Other*	2,526	2,306	1,142	787

Earnings Before Income Taxes	$8,376	$15,351	$3,618	$3,636

*	Includes $1.0 million and $0.1 million in other income for the fair market value adjustment on the contingent $2.0 million subordinated promissory note in the nine months and three months ended October 3, 2009, respectively.

Total Assets

	October 3,	December 31,
(in thousands)	2009	2008
Aerospace	$93,162	$92,279
Test Systems	38,350	—
Corporate	26,373	12,395

Total Assets	$157,885	$104,674

15) New Accounting Pronouncements
In December 2008, the FASB issued new guidance on the disclosure of postretirement benefit plan assets. The new guidance, which is now part of ASC 715, Compensation — Retirement Benefits, requires an employer to provide certain disclosures about plan assets of its defined benefit pension or other postretirement plans. The required disclosures include the investment policies and strategies of the plans, the fair value of the major categories of plan assets, the inputs and valuation techniques used to develop fair value measurements and a description of significant concentrations of risk in plan assets. The new guidance is effective on a prospective basis for fiscal years ending after December 15, 2009. As the Company’s postretirement benefit plan has no assets, we do not expect the adoption of this new guidance will have a material impact on our financial condition, results of operations or cash flows.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10-K for the year ended December 31, 2008.)
OVERVIEW
We operate our business in two segments. As a result of the acquisition of DME Corporation (“DME”) in January 2009 the Company has two reportable segments, Aerospace and Test Systems.
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
ACQUISITION
On January 30, 2009, the Company acquired 100% of the common stock of DME. The purchase price was approximately $50 million, comprised of approximately $40.7 million in cash, 500,000 shares of the Company’s common stock held as treasury shares, valued at $3.6 million, or $7.17 per share, a $5.0 million subordinated note payable to the former shareholders plus an additional contingent $2.0 million subordinated note payable, subject to meeting revenue performance criteria in 2009. The $2.0 million note will not be paid should DME fail to attain the agreed upon 2009 calendar year revenue performance. At October 3, 2009, the Company believes the probability of achieving this revenue target is remote, as such the Company has valued the note at zero, its estimated fair value. DME is a designer and manufacturer of military test training and simulation equipment and aviation safety products. The aviation safety products are included in the Aerospace segment. The test training and simulation equipment products comprise the Test Systems segment.
CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK
The following table sets forth income statement data as a percent of net sales:

	Nine Months Ended		Three Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	81.2	77.9	79.2	80.4

Gross Profit	18.8	22.1	20.8	19.6

Selling, general and administrative expense	12.8	9.8	12.8	10.1
Interest expense	0.9	0.4	0.8	0.5
Other (income)	(0.7)	—	(0.2)	—

Total Selling, general and administrative, interest and other expense	13.0	10.2	13.4	10.6

Income before taxes	5.8%	11.9%	7.4%	9.0%

SALES
Consolidated sales for the third quarter of 2009 increased $8.2 million or 20.4% to $48.6 million compared to $40.4 million for the same period last year. The acquisition of DME in January of 2009 added $14.1 million to the 2009 third quarter sales. Excluding DME revenue, organic revenue for the quarter decreased by $5.9 million or 14.5% from $40.4 million to $34.5 million. The lower organic sales were offset by the addition of the DME sales totaling $14.1 million. The lower organic sales were a result of reduced demand for our products caused by reduced business jet build rates and reduced spending by global airlines for cabin upgrades that include our cabin electronic products somewhat offset by increased sales to the military aircraft market for a variety of programs. During the third quarter of 2008 the Company had sales to the now bankrupt Eclipse Aviation totaling $1.5 million. There were no sales to Eclipse Aviation Corporation in the third quarter of 2009.
Consolidated year to date sales for 2009 increased $16.3 million or 12.6% to $145.6 million compared to $129.3 million for the same period last year. The acquisition of DME in January of 2009 added $38.4 million to year to 2009 date sales. The increased sales related to the addition of the DME in 2009, was offset somewhat by a decrease in organic sales of $22.1 million. Lower organic sales were a result of reduced demand for our products caused by reduced business jet build rates and reduced spending by global airlines for cabin upgrades that include our cabin electronics products, somewhat offset by increased sales to the military market. Additionally, year to date 2008 included sales to the now bankrupt Eclipse Aviation Corporation totaling $8.4 million. Sales to Eclipse in 2009 were not significant.
EXPENSES AND MARGINS
Consolidated cost of products sold as a percentage of sales decreased slightly to 79.2% for the third quarter of 2009 as compared to 80.4% for the same period last year. The lost margin on lower organic sales was offset by cost savings achieved primarily by reducing employee head count, reduced discretionary spending, product mix and improved margins on long-term contracts in the test systems segment. Gross margin for the third quarter of 2009 benefited by a $1.3 million decrease in the estimated cost to complete on certain firm fixed-price long-term contracts for the Test Systems segment which increased revenue with no associated cost of goods sold in the period. DME had cost of sales of $11.1 million in the third quarter of 2009 or 78.9% of DME sales. Included in cost of products sold was $6.8 million of engineering and development costs which included $1.6 million associated with DME. Engineering and development costs in last year’s third quarter were $5.7 million.
Consolidated year to date cost of products sold as a percentage of sales increased to 81.2% for 2009 as compared to 77.9% for the same period last year. The increase in cost of products sold as a percentage of sales reflects the lost margin on the lower sales volume for the organic business as well as low sales and margins of the acquired DME business. DME had year to date cost of sales of $31.7 million in 2009 or 82.5% of DME sales. Included in the cost of goods sold was $19.7 million in engineering and development expenditures of which $4.1 million were associated with DME. Engineering and development costs for the first nine months of 2008 were $16.6 million.
Consolidated selling, general and administrative (SG&A) expenses were $6.2 million, or 12.8% of sales in the third quarter of 2009, up from $4.0 million, or 10.1% of sales in the same period last year. The increase reflects SG&A costs of $2.3 million attributable to DME which includes amortization of intangible assets related to the purchase of DME of $0.8 million.
Consolidated year to date selling, general and administrative (SG&A) expenses were $18.7 million, or 12.8% of sales in 2009, up from $12.6 million, or 9.7% of sales in the same period last year. The increase reflects SG&A costs of $5.8 million attributable to DME including amortization of intangible assets related to the purchase of DME of $2.0 million.
The 2009 third quarter and 2009 year to date other (income) expense includes income of $0.1 million and $1.0 million respectively, relating to a fair market value adjustment to the contingent $2.0 million subordinated note payable to the former DME shareholders. This adjustment reduced the carrying value of the note to zero, its estimated fair market value as of the end of the third quarter of 2009. The estimated fair value is based on the Company’s estimate at the end of the third quarter of the probability that DME will meet the revenue performance criteria required by the note. This adjustment to the estimate, net of tax increased net income by $0.1 million or $0.01 per diluted earnings per share for the three months ended October 3, 2009 and $0.7 million or $0.06 per diluted earnings per share for the nine months ended October 3, 2009.
Consolidated net interest expense increased by $0.2 million from $0.2 million to $0.4 million in the third quarter, and consolidated year to date net interest expense increased by $0.7 million from $0.6 million to $1.3 million both due primarily to increased debt levels compared with 2008 relating to the DME acquisition.
TAXES
The effective income tax rate for the third quarter of 2009 was 31.0% compared to 34.6% last year. The lower effective rate for the quarter was due primarily to the recognition of U.S. research and development tax credits of approximately $0.3 million.

The effective income tax rate for the nine month period was 30.1% compared to 33.9% last year. The lower effective rate in 2009 was due primarily to the recognition of U.S. research and development tax credits of approximately $0.5 million, offset slightly by increases in state taxes of approximately $0.1 million.
NET INCOME AND EARNINGS
Net income for the third quarter of 2009 was $2.5 million or $0.23 per diluted share, an increase of $0.1 million from $2.4 million, or $0.22 per diluted share in the third quarter of 2008. Year to date net income was $5.9 million or $0.53 per diluted share, a decrease of $4.2 million from $10.1 million or $0.95 per diluted share. The earnings per share decrease is due to a combination of the decrease in net income and the issuance of 500,000 shares of treasury stock related to the acquisition of DME on January 30, 2009.
OUTLOOK
We expect 2009 consolidated revenue to be in the range of $190 million to $195 million. As we look toward 2010, we currently do not expect any improvement in sales compared to 2009 and could potentially see a slight decline.
SEGMENT RESULTS OF OPERATIONS AND OUTLOOK
As a result of the acquisition of DME in January 2009 the Company has two reportable segments, Aerospace and Test Systems.
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
Operating profit, as presented below, is sales less cost of products and other operating expenses, excluding interest expense and other corporate expenses. Cost of products and other operating expenses are directly identifiable to the respective segment. Operating profit is reconciled to earnings before income taxes in Note 14 of the Notes to Consolidated Financial Statements included in this report.

AEROSPACE

	Nine Months Ended		Three Months Ended
	October 3,	September 27,	October 3,	September 27,
(in thousands, except percentages)	2009	2008	2009	2008
Sales	$118,992	$129,341	$38,958	$40,363
Operating profit	11,779	18,211	4,684	4,605
Operating Margin	9.9%	14.1%	12.0%	11.4%

	October 3,	December 31,
(in thousands)	2009	2008
Total Assets	$93,162	$92,279
Backlog	83,000	89,000

	Nine Months Ended		Three Months Ended
	October 3,	September 27,	October 3,	September 27,
(in thousands)	2009	2008	2009	2008
Aerospace Sales by Market
Commercial Transport	$66,623	$78,429	$22,230	$25,755
Military	29,544	24,225	9,203	7,556
Business Jet	16,863	26,687	4,947	7,052
FAA/Airport	5,962	—	2,578	—

	$118,992	$129,341	$38,958	$40,363

During the third quarter of 2009, Aerospace Segment sales were $39.0 million, a decrease of $1.4 million, or 3.5%, from $40.4 million in the 2008 quarter. Organic sales decreased by $5.9 million or 14.5% to $34.5 million from $40.4 million. Sales to the military aerospace market increased $1.6 million, or 21.8%, and sales to the FAA/airport market, which is part of the acquired DME business, were $2.6 million in the third quarter of 2009. Sales to the commercial transport market declined $3.5 million, or 13.7%, and business jet market sales were off $2.1 million, or 29.9%, compared with the 2008 quarter. Sales to the business jet market from the DME acquisition during the 2009 third quarter totaled $0.5 million. Sales to the commercial transport market from the DME acquisition during the 2009 third quarter totaled $1.3 million. Sales for our business jet and commercial transport markets have been negatively impacted by reduced business jet production rates and reduced spending by commercial airlines for cabin upgrades that utilize Astronics cabin electronics products. Additionally, the third quarter of 2008 included sales to the now bankrupt Eclipse Aviation Corporation totaling $1.5 million. There were no sales to Eclipse Aviation in the third quarter of 2009.
For the year to date 2009 Aerospace Segment sales were $119.0 million, a decrease of $10.3 million, or 8.0%, from $129.3 million. Sales to the military market increased $5.3 million, or 22.0%, and sales to the FAA/airport market, which is part of the acquired DME business, were $6.0 million. Sales to the commercial transport market declined $11.8 million, or 15.1%, and business jet market sales were off $9.8 million, or 36.8%, compared with 2008. Sales for our business jet and commercial transport markets have been negatively impacted by reduced business jet production rates and reduced spending by commercial airlines for cabin upgrades that utilize Astronics cabin electronics products. Additionally, year to date 2008 included sales to the now bankrupt Eclipse Aviation Corporation totaling $8.4 million. Sales to Eclipse in 2009 were not significant.
Aerospace operating profit for the third quarter of 2009 was $4.7 million, or 12.0% of sales, compared with $4.6 million, or 11.4% of sales, in the same period last year. The slight improvement to margins reflects improved sales mix and cost savings efforts.
Year to date operating profit for 2009 was $11.8 million, or 9.9% of sales, compared with $18.2 million, or 14.1% of sales, in the same period last year. Year to date margin contraction was primarily due to low sales volume both for the organic aerospace business and the acquired DME aerospace business.

2009 Outlook for Aerospace — We expect 2009 Aerospace sales to be in the range of $156 million to $159 million. Looking ahead, we expect 2010 to be another challenging year with a decrease possible in aerospace revenue. Our Tactical Tomahawk program which contributed approximately $5.1 million in revenue during 2009 concluded during the third quarter and we do not expect a follow on order in 2010. Additionally we don’t expect increased demand by the business jet or commercial transport markets in 2010.
TEST SYSTEMS

	Nine Months Ended		Three Months Ended
	October 3,	September 27,	October 3,	September 27,
(in thousands, except percentages)	2009	2008	2009	2008
Sales	$26,633	$—	$9,628	$—
Operating profit	430	—	483	—
Operating Margin	1.6%	—%	5.0%	—%

	October 3,	December 31,
(in thousands)	2009	2008
Total Assets	$38,350	$—
Backlog	18,000	—

	Nine Months Ended		Three Months Ended
	October 3,	September 27,	October 3,	September 27,
(in thousands)	2009	2008	2009	2008
Test Systems Sales by Market

Military	$26,633	$—	$9,628	$—

Third quarter sales in Astronics’ Test Systems segment, acquired in the DME purchase, were $9.6 million. Operating profit was $0.5 million, or 5.0% of sales. Operating margin for the quarter reflects amortization of acquired intangible assets of $0.7 million for the acquired DME Test systems segment. Gross margin for the third quarter of 2009 reflected a $1.3 million decrease in the estimated cost to complete on certain firm fixed-price long-term contracts for the Test Systems segment.
Year to date sales were $26.6 million. Operating profit was $0.4 million, or 1.6% of sales. Operating margin for the year reflects amortization of acquired intangible assets of $2.0 million for the acquired DME Test Systems segment.
2009 Outlook for Test Systems — New orders for the test systems business continue to be slow and below our expectations from when we acquired the business. In August a major contract that we were competing for was awarded to another bidder. Additionally, there has been an overall reduction of military procurements during the past several quarters. Given the weak bookings over the past three quarters we expect revenue to continue to be weak for the foreseeable future. We expect 2009 Test Systems sales to be in the range of $34 million to $36 million.
LIQUIDITY
Cash provided by operating activities totaled $25.1 million during the first nine months of 2009, as compared with $3.6 million during the first nine months of 2008. The increase was due primarily to reduced investment in working capital components, primarily accounts receivable and inventory, offset somewhat by lower net income.
Cash used for investing activities was $42.7 million in the first nine months of 2009, an increase in use of $39.4 million when compared to $3.3 million used for the first nine months of 2008. This increase was primarily due to the acquisition of DME.
In the first nine months of 2009 cash provided by financing activities totaled $32.1 million. In conjunction with the acquisition of DME, the Company amended its existing credit agreement and issued a 5 year senior term note amounting to $40.0 million. In conjunction with this senior term note, the Company incurred approximately $1.4 million in debt acquisition costs. Principal payments on long-term debt for the year were $6.6 million.
Our expectation for 2009 is that capital equipment expenditures will approximate $2.5 million to $3.0 million. Future capital requirements depend on numerous factors, including expansion of existing product lines and introduction of new products. Management believes that the Company’s cash flow from operations and available credit on our revolving credit facility will be sufficient to provide funding for future capital requirements.

In addition to the $40.0 million term note, our credit facility provides for revolving credit borrowings availability of up to $45.0 million of which $15.0 million is reserved for existing letters of credit. The available unused portion of the revolving credit facility totaled $21.5 million as of October 3, 2009. Interest is payable at LIBOR plus between 2.25% and 3.50% or bank prime plus 1.25% to 2.50% at the option of the Company. The credit facility is secured by substantially all of the assets of the Company and its subsidiaries. The credit facility places certain debt covenant restrictions on us, including certain financial requirements and a limitation on dividend payments. We are compliant with all of our debt covenants. As a result of lower than expected sales and profits thus far in 2009 and the possibility of decreased revenues in 2010 as compared with our expectations when our Senior Credit Agreement was amended in January of 2009, there is increased possibility of noncompliance with the financial covenants of the Senior Credit Agreement, specifically the fixed charge coverage ratio and maximum leverage ratios if we do not achieve our financial forecasts. To address this we have reduced costs, reduced capital spending and reduced our investment in working capital components and increased our cash position. A breach of any debt covenant would result in a default under the Senior Credit Agreement. Upon the occurrence of an event of default under the Senior Credit Agreement, we would attempt to receive a waiver from our lenders, which would likely result in incurring additional financing costs consisting of upfront fees to our lenders and increased interest rates used to determine interest due on amounts outstanding under the Senior Credit Agreement. We are monitoring our compliance with our restrictive debt covenants closely. We expect that our current banking relationships will continue to provide the liquidity needed to support our principal capital requirements. A detailed description of risks of default is included in the risk factors included in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
BACKLOG
The Company’s backlog at October 3, 2009 was $101.0 million compared with $92.1 million at September 27, 2008.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
With the acquisition of DME, the Company’s contractual obligations and commercial commitments have changed materially from disclosures in the Company’s Form 10-K for the year ended December 31, 2008. The following table represents contractual obligations as of October 3, 2009:

	Payments Due by Period*
(In thousands)	Total	2009	2010–2011	2012–2013	After 2013
Purchase Obligations	$28,138	$15,268	$12,870	$—	$—
Long-Term Debt	53,143	404	18,524	18,540	15,675
Operating Leases	17,246	1,032	5,811	4,580	5,823
Interest on Long-Term Debt	1,268	350	595	216	107
Other Long Term Liabilities	1,079	155	446	230	248

Total Contractual Obligations	$100,874	$17,209	$38,246	$23,566	$21,853

*	This table excludes Supplemental Retirement Plan and related Post Retirement Obligations for which we anticipate making $0.4 million in annual payments in 2009 through 2013.
Notes to Contractual Obligations Table
Long-Term Debt — See Part 1, Financial Information, Item 1, Financial Statements, Note 4, Long-term Debt and Notes Payable in this report
Interest on Long-Term Debt — Interest on Long-Term Debt includes only interest on variable rate debt for which the Company has entered into a swap agreement, including:
1.	An interest rate swap in February 2006 on its Series 1999 New York Industrial Revenue Bonds which effectively fixes the rate at 3.99% on the $3.3 million obligation and expires January 2016.
2.	An interest rate swap in March 2009 on $17.0 million of the Company’s $40.0 million Senior Term Notes issued January 30, 2009 (of which $34.0 million is outstanding as of October 3, 2009), which effectively fixes the LIBOR rate at 2.115% plus the bank’s spread which is based on our leverage ratio and will range from 2.25% to 3.5%. The swap agreement is effective October 31, 2009 and expires January 30, 2014.
We have excluded the variable rate interest on our note payable and other long-term debt.
Operating Leases — Operating lease obligations are primarily related to facility leases for our Astronics AES operations, DME operations and Canadian operations. The lease for our Canadian operations expiring in November of 2009 was renewed for three years ending in December 2012 with terms similar to the old lease.
Purchase Obligations — Purchase obligations are comprised of the Company’s commitments for goods and services in the normal course of business.

MARKET RISK
Risk due to fluctuation in interest rates is a function of the Company’s floating rate debt obligations, which total approximately $50.0 million at October 3, 2009 and $14.4 million at December 31, 2008. To offset this exposure, the Company entered into the following:
1.	An interest rate swap in February 2006 on its Series 1999 New York Industrial Revenue Bonds which effectively fixes the rate at 3.99% on the $3.3 million obligation and expires January 2016.
2.	An interest rate swap in March 2009 on $17.0 million of the Company’s $40.0 million Senior Term Notes issued January 30, 2009 (of which $34.0 million is outstanding as of October 3, 2009), which effectively fixes the LIBOR rate at 2.115% plus the bank’s spread which is based on our leverage ratio and will range from 2.25% to 3.5%. The swap agreement is effective October 31, 2009 and expires January 30, 2014.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In December 2008, the FASB issued new guidance on the disclosure of postretirement benefit plan assets. The new guidance, which is now part of ASC 715, Compensation — Retirement Benefits, requires an employer to provide certain disclosures about plan assets of its defined benefit pension or other postretirement plans. The required disclosures include the investment policies and strategies of the plans, the fair value of the major categories of plan assets, the inputs and valuation techniques used to develop fair value measurements and a description of significant concentrations of risk in plan assets. The new guidance is effective on a prospective basis for fiscal years ending after December 15, 2009. As the Company’s postretirement benefit plan has no assets, we do not expect the adoption of this new guidance will have a material impact on our financial condition, results of operations or cash flows.

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
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 3, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 3, 2009.

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
The Company has a significant concentration of business with two customers, Panasonic Avionics Corporation and the US Government, where a significant reduction in sales would negatively impact our sales and earnings. We provide Panasonic with cabin electronics products which, in total were approximately 20% of revenue during the third quarter of 2009 and 19% for year to date 2009. We provide the US Government with military products which, in total were approximately 22% of revenue during the third quarter of 2009 and 19% for year to date 2009.
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

Item 2.	Unregistered sales of equity securities and use of proceeds.
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
(c) The following table summarizes the Company’s purchases of its common stock for the quarter ended October 3, 2009:

			(c) Total number of	(d) Maximum
	(a) Total		shares Purchased as	Number of Shares
	number of	(b) Average	part of Publicly	that May Yet Be
	shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs
July 5 – August 1, 2009	—	—	—	541,195
August 2 – August 29, 2009	—	—	—	541,195
August 30 – October 3, 2009	—	—	—	541,195
Total	—	—	—	541,195

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Submission of Matters to a Vote of Securities Holders.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit 31.1	Section 302 Certification — Chief Executive Officer
Exhibit 31.2	Section 302 Certification — Chief Financial Officer
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRONICS CORPORATION

(Registrant)

Date: November 10, 2009	By:	/s/ David C. Burney
David C. Burney
Vice President—Finance and Treasurer (Principal Financial Officer)