Form 10-K
period 2009-12-31
ASTRONICS CORP
filed 2010-03-01
CIK 8063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009

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
Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐     No ☑

As of February 19, 2010, 10,800,774 shares were outstanding, consisting of 8,557,885 shares of Common Stock $.01 Par Value and 2,242,889 shares of Class B Stock $.01 Par Value. The aggregate market value, as of the last business day of the Company’s most recently completed second fiscal quarter, of the shares of Common Stock and Class B Stock of Astronics Corporation held by non-affiliates was approximately $91 million (assuming conversion of all of the outstanding Class B Stock into Common Stock and assuming the affiliates of the Registrant to be its directors, executive officers and persons known to the Registrant to beneficially own more than 10% of the outstanding capital stock of the Corporation).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders to be held May 6, 2010 are incorporated by reference into Part III of this Report.

ASTRONICS CORPORATION

Index to Annual Report
on Form 10-K

Year Ended December 31, 2009

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

Astronics is a leading supplier of products to the aerospace and defense industries. Our products include advanced, high-performance lighting systems, electrical power generation systems, aircraft safety systems and electrical power distribution systems for the global aerospace industry as well as test, training and simulation systems primarily for the military.

We have six primary locations, five in the United States and one in Canada. We provide our products through our wholly owned subsidiaries Luminescent Systems, Inc., Luminescent Systems Canada, Inc., DME Corporation and Astronics Advanced Electronic Systems Corp.

On January 30, 2009 we acquired 100% of the stock of DME Corporation (DME). DME is a leading provider of military test, training and simulation equipment as well as commercial aviation safety equipment and airfield lighting systems. As a result of the acquisition of DME in January 2009 we have two reportable segments, Aerospace and Test Systems.

Products and Customers

Our Aerospace segment designs and manufactures products for the global aerospace industry. Product lines include Aircraft Lighting, Cabin Electronics, Airframe Power, and Airfield Lighting. Our Aerospace customers are the airframe manufacturers (OEM’s) that build aircraft for the commercial, military and general aviation markets, suppliers to those OEM’s, aircraft operators such as airlines and branches of the U.S. Department of Defense as well as the Federal Aviation Administration and airport operators. During 2009, this segment’s sales were divided 58% to the commercial transport market, 23% to the military aircraft market, 14% to the business jet market and 5% to the FAA/airport market. Most of this segment’s sales are a result of contracts or purchase orders received from customers, placed on a day-to-day basis or for single year procurements rather than long-term multi-year contract commitments. On occasion the Company does receive contractual commitments or blanket purchase orders from our customers covering multiple year deliveries of hardware to our customers.

Our Test Systems segment designs, develops, manufactures and maintains communications and weapons test systems and training and simulation devices for military applications. In the Test Systems segment, Astronics’ products are sold primarily to the U.S. military, foreign militaries and manufacturers of military communication systems. During 2009, this segment’s sales were all to the military markets. This segment’s revenue is a result of long-term, primarily fixed price contracts and is recognized using the percentage of completion method of accounting, measured by multiplying the estimated total contract value by the ratio of actual contract costs incurred to date to the estimated total contract costs. We make significant estimates involving usage of percentage-of-completion accounting to recognize contract revenues. We periodically review contracts in process for estimates-to-completion, and revise estimated gross profit accordingly. While we believe our estimated gross profit on contracts in process is reasonable, unforeseen events and changes in circumstances can take place in a subsequent accounting period that may cause us to revise our estimated gross profit on one or more of our contracts in process. Accordingly, the ultimate gross profit realized upon completion of such contracts can vary significantly from estimated amounts between accounting periods.

Sales by Segment, Geographic Region, Major Customer and Canadian Operations are provided in Note 12 of Item 8, Financial Statements and Supplementary Data in this report.

We have a significant concentration of business with two major customers, Panasonic Avionics Corporation and to various Department of Defense branches of the U.S. Government. Sales to Panasonic Avionics accounted for 19.4% of sales in 2009, 24.9% of sales in 2008 and 27.7% of sales in 2007. Accounts receivable from this customer at December 31, 2009 and 2008 were $3.9 million and $2.2 million, respectively. Sales to the U.S. Government accounted for 19.5% of sales in 2009, 4.0% of sales in 2008 and 3.3% of sales in 2007. Accounts receivable from this customer at December 31, 2009 and 2008 were $2.6 million and $0.4 million, respectively.

Strategy

Our strategy is to develop and maintain positions of technical leadership in our chosen aerospace and defense markets, to leverage those positions to grow the amount of content and volume of product sold to those markets and to selectively acquire businesses with similar technical capabilities that could benefit from our leadership position and strategic direction.

Practices as to Maintaining Working Capital

Liquidity is discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Liquidity section of this report.

Competitive Conditions

We experience considerable competition in the market sectors we serve, principally with respect to product performance and price, from various competitors, many of which are substantially larger and have greater resources. Success in the markets we serve depends upon product innovation, customer support, responsiveness, and cost management. We continue to invest in developing the technologies and engineering support critical to competing in our markets.

Government Contracts

All U.S. Government contracts, including subcontracts where the U.S. Government is the ultimate customer, may be subject to termination at the election of the government. Since the January 30, 2009 acquisition of DME, our revenue stream relies more on military spending as a significant portion of DME’s revenue is derived from military applications.

Raw Materials

Materials, supplies and components are purchased from numerous sources. We believe that the loss of any one source, although potentially disruptive in the short-term, would not materially affect our operations in the long-term.

Seasonality

Our business is typically not seasonal.

Backlog

At December 31, 2009, our backlog was approximately $85.4 million. At December 31, 2008, our backlog was approximately $89.0 million. Backlog in the Aerospace segment was approximately $75.6 million and $89.0 million at December 31, 2009 and 2008, respectively. Approximately $60.4 million of the December 31, 2009 backlog is expected to be realized in 2010. Backlog in the Test Systems segment was approximately $9.8 million at December 31, 2009 of which approximately $7.3 million is expected to be realized in 2010.

Patents

We have a number of patents. While the aggregate protection of these patents is of value, our only material business that is dependent upon the protection afforded by these patents is our cabin power distribution product. Our patents and patent applications relate to electroluminescence, instrument panels, keyboard technology and a broad patent covering the cabin power distribution technology. We regard our expertise and techniques as proprietary and rely upon trade secret laws and contractual arrangements to protect our rights. We have trademark protection in major markets.

Research, Development and Engineering Activities

We are engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of our existing technologies. These costs are expensed when incurred and included in cost of sales. Research and development and engineering costs amounted to approximately $27.0 million in 2009, $22.9 million in 2008 and $14.8 million in 2007.

Employees

We employed 1,035 employees as of December 31, 2009. We consider our relations with our employees to be good. None of our employees are subject to collective bargaining agreements.

Stock Distribution

On September 16, 2008, we announced a one-for-four distribution of Class B Stock to holders of both Common and Class B Stock. On or about October 17, 2008, stockholders received one share of Class B Stock for every four shares of Common and Class B Stock held on the record date of October 6, 2008. All share quantities, share prices and per share data reported throughout this report have been adjusted to reflect the impact of this distribution.

Available information

We file our financial information and other materials as electronically required by the SEC with the SEC. These materials can be accessed electronically via the Internet at www.sec.gov. Such materials and other information about the Company are also available through our website at www.astronics.com.

ITEM 1A.	RISK FACTORS

The current capital and credit market conditions may adversely affect our access to capital, cost of capital and business operations. In 2008, the general economic and capital market conditions in the United States and other parts of the world deteriorated significantly and have adversely affected access to capital and increased the cost of capital. If these conditions continue or become worse, our future cost of debt and equity capital and access to capital markets could be adversely affected. Any inability to obtain adequate financing from debt and equity sources could force us to self-fund strategic initiatives or even forgo some opportunities, potentially harming our financial position, results of operations and liquidity.

The amount of debt we have outstanding, as well as any debt we may incur in the future, could have an adverse effect on our operational and financial flexibility. As of December 31, 2009, we had $44.8 million of debt outstanding, of which $38.5 million is long-term debt. Changes to our level of debt subsequent to December 31, 2009 could have significant consequences to our business, including the following:

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

We are subject to debt covenant restrictions. Our credit facility contains several financial and other restrictive covenants. A significant decline in our operating income could cause us to violate our maximum leverage ratio, fixed charge ratio or minimum net worth ratio. This could result in our being unable to borrow under our bank credit facility or being obliged to refinance and renegotiate the terms of our bank indebtedness.

Our future operating results could be impacted by estimates used to calculate impairment losses on long term assets. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires Management to make significant and subjective estimates and assumptions that may affect the reported amounts of long term assets in the financial statements. These estimates are integral in the determination of whether a potential impairment loss exists as well as the calculation of that loss. Actual future results could differ from those estimates.

A write-off of all or part of our goodwill or other intangible assets could adversely affect our operating results, net worth and cause us to violate covenants in our bank credit facility. At December 31, 2009, goodwill and purchased intangible assets were approximately 5.4% and approximately 4.0% of our total assets respectively. Our goodwill and other intangible assets may increase in the future since our strategy includes growing through acquisitions. We may have to write off all or part of our goodwill or purchased intangible assets if their value becomes impaired. Although this write-off would be a non-cash charge, it could reduce our earnings and net worth significantly. A write-off of goodwill or other intangible assets could also cause us to violate covenants in our bank credit facility that requires a minimum level of net worth. This could result in our inability to borrow under our bank credit facility or obligate us to refinance or renegotiate the terms of our bank indebtedness.

The markets we serve are cyclical and sensitive to domestic and foreign economic conditions and events, which may cause our operating results to fluctuate. In our Aerospace segment, demand by the business jet markets for our products is dependent upon several factors, including capital investment, product innovations, economic growth and wealth creation, and technology upgrades. In addition, the commercial airline industry is highly cyclical and sensitive to fuel price increases, labor disputes, global economic conditions, availability of capital to fund new aircraft purchases and upgrades of existing aircraft and passenger demand. A change in any of these factors could result in a reduction in the amount of air travel and the ability of airlines to invest in new aircraft or to upgrade existing aircraft. These factors would reduce orders for new aircraft and would likely reduce airlines spending for cabin upgrades for which we supply products, thus reducing our sales and profits. A reduction in air travel may also result in our commercial airline customers being unable to pay our invoices on a timely basis or not at all.

We are a supplier on various new aircraft programs just entering or expected to begin production in the future such as the Boeing 787, F-35 Joint Strike Fighter and Lear 85. As with any new program there is risk as to whether the aircraft or program will be successful and accepted by the market. As is customary for our business we purchase inventory and invest in specific capital equipment to support our production requirements generally based on delivery schedules provided by our customer. If a program or aircraft is not successful we may have to write off all or a part of the inventory, accounts receivable and capital equipment related to the program. A write off of these assets could result in a significant reduction of earnings and cause covenant violations relating to our debt agreements. This could result in our being unable to borrow additional funds under our bank credit facility or being obliged to refinance or renegotiate the terms of our bond debt.

In our Test Systems segment, demand for our products is dependent upon several factors, including government funding levels for our products, our ability to compete successfully for those contracts and our ability to develop products to satisfy the demands of our customers. A change in any of these factors could result in a reduction of our sales and profits.

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

The loss of Panasonic Avionics Corporation or the U.S. Government as major customers or a significant reduction in sales to either or both of those two customers would reduce our sales and earnings. In 2009 we had a concentration of sales to Panasonic representing approximately 19.4% of our sales and to the various military branches of the U.S. Government representing approximately 19.5% of our sales. The loss of one or both of these customers or a significant reduction in sales to them would significantly reduce our sales and earnings.

Our future success depends to a significant degree upon the continued contributions of our management team and technical personnel. The loss of members of our management team could have a material and adverse effect on our business. In addition, competition for qualified technical personnel in our industry is intense, and we believe that our future growth and success will depend on our ability to attract, train and retain such personnel.

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

We depend on government contracts and subcontracts with defense prime contractors and sub contractors that may not be fully funded, may be terminated, or may be awarded to our competitors. The failure to be awarded these contracts or failure to receive funding or the termination of one or more of these contracts could reduce our sales. Sales to the U.S. Government and its prime contractors and subcontractors represent a significant portion of our business. The funding of these programs is generally subject to annual congressional appropriations, and congressional priorities are subject to change. In addition, government expenditures for defense programs may decline or these defense programs may be terminated. A decline in governmental expenditures may result in a reduction in the volume of contracts awarded to us.

We make estimates in accounting for long-term contracts, and changes in these estimates may have significant impacts on our earnings. In the Test Systems segment, the Company has long-term contracts with our customers, accounted for using the percentage of completion method of accounting. Revenue representing approximately 19% of 2009 consolidated sales was accounted for using the percentage of completion method of accounting. Under the percentage of completion method, we recognize revenue as work progresses toward completion as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion, multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods. Changes in estimates affecting sales, costs and profits are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting, resulting in the cumulative effect of changes reflected in the current period. A significant change in an estimate on one or more contracts could have a material effect on our results of operations. For contracts with anticipated losses at completion, we establish a provision for the entire amount of the estimated loss and charge it against income in the period in which the loss becomes known. When they can be reliably estimated and realization is considered probable, the amounts representing performance incentives, penalties, contract claims, warranty costs or change orders are considered in estimating revenues, costs and profits.

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

Our results of operations are affected by our fixed-price contracts, which could subject us to losses in the event that we have cost overruns. For the year ended December 31, 2009, fixed-price contracts represented almost 100% of the Company’s sales. On fixed-price contracts, we agree to perform the scope of work specified in the contract for a predetermined price. Depending on the fixed price negotiated, these contacts may provide us with an opportunity to achieve higher profits based on the relationship between our costs and the contract’s fixed price. However, we bear the risk that increased or unexpected costs may reduce our profit.

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

Our facilities could be damaged by catastrophes which could reduce our production capacity and result in a loss of customers. We conduct our operations in facilities located throughout the United States and Canada. These facilities could be damaged by fire, floods, high winds, earthquakes, power loss, telecommunication and information systems failure or similar events. Although we carry property insurance, including business interruption insurance, our inability to meet customers’ schedules as a result of catastrophe may result in a loss of customers or significant additional costs such as penalty claims under customer contracts.

Changes in discount rates and other estimates could affect our future earnings and equity. Pension obligations and the related costs are determined using actual results and actuarial valuations that involve several assumptions. The most critical assumption is the discount rate. Other assumptions include salary increases and retirement age. The discount rate assumptions are based on current market conditions and are outside of our control. Changes in these assumptions could affect our future earnings and equity.

We are subject to financing and interest rate exposure risks that could adversely affect our business, liquidity and operating results. Changes in the availability, terms and cost of capital, increases in interest rates or a reduction in credit rating could cause our cost of doing business to increase and place us at a competitive disadvantage. At December 31, 2009, approximately 56% of our debt was at fixed interest rates with the remaining percentage subject to variable interest rates. In addition, our debt financing contains various financial covenants. If our financial performance differs from our expectation, we may violate one or more of those covenants. A covenant violation would require a waiver by the lenders or an alternative financing arrangement be achieved. Historically both choices have been available to us however in the current credit market environment it is difficult to predict the availability of these options in the future.

We are subject to the risk of loss resulting from our customers defaulting on their obligations to us. The inability of our customers to pay us due to adverse economic conditions or their inability to access available credit could have an adverse effect on our financial condition and liquidity.

Our international operations pose currency and other risks that may adversely impact sales and earnings. We have manufacturing and sales operations in foreign countries. In addition, our domestic operations have sales to foreign customers. Our financial results may be adversely affected by fluctuations in foreign currencies and by the translation of the financial statements of our foreign subsidiaries from local currencies into U.S. dollars. The translation of our sales in foreign currencies, which are primarily the Canadian Dollar to the U.S. dollar had an insignificant impact on both sales for 2009 using average exchange rates for 2009 compared to average exchange rates for 2008 and on sales for 2008 using average exchange rates for 2008 compared to average exchange rates for 2007.

Our stock price is volatile. For the year ended December 31, 2009, our stock price ranged from a low of $6.82 to a high of $11.48. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

• quarterly variations in operating results;

• variances of our quarterly results of operations from securities analyst estimates;

• changes in financial estimates;

• announcements of technological innovations, new products; and

• news reports relating to trends in our markets.

In addition, the stock market in general, and the market prices for companies in the aerospace industry in particular, have experienced significant price and volume fluctuations that often have been unrelated to the operating performance of the companies affected by these fluctuations. These broad market fluctuations may adversely affect the market price of our common stock, regardless of our operating performance.

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

We may incur losses and liabilities as a result of our acquisition strategy. Growth by acquisition involves risks that could adversely affect our financial condition and operating results, including:

•	diversion of management time and attention from our core business,

•	the potential exposure to unanticipated liabilities,

•	the potential that expected benefits or synergies are not realized and that operating costs increase,

•	the risks associated with incurring additional acquisition indebtedness, including that additional indebtedness could limit our cash flow availability for operations and our flexibility,

•	difficulties in integrating the operations and personnel of acquired companies, and

•	the potential loss of key employees, suppliers or customers of acquired businesses.

In addition, any acquisition, once successfully integrated, could negatively impact our financial performance if it does not perform as planned, does not increase earnings, or does not prove otherwise to be beneficial to us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

On December 31, 2009, we occupied 444,000 square feet of space in the United States and Canada, distributed as follows:

	Owned	Leased	Total

Aerospace
East Aurora, NY	125,000		125,000
Lebanon, NH	80,000		80,000
Redmond, WA		100,000	100,000
Ft. Lauderdale, FL		72,000	72,000
Montreal, Quebec, Canada		16,000	16,000

Aerospace Square Feet	205,000	188,000	393,000

Test Systems
Orlando, FL		51,000	51,000

Test Systems Square Feet	—	51,000	51,000

Total Square Feet	205,000	239,000	444,000

Our corporate headquarters is located in East Aurora, New York. The lease in Montreal was recently renewed and expires in December, 2012. The lease for the Redmond facility expires in March, 2013. The lease for the Orlando facility expires in February, 2015 with one renewal option for seven years. The lease for the Ft. Lauderdale facility expires in April, 2016 with one renewal option of five years. Upon the expiration of our current leases, we believe that we will be able to either secure renewal terms or enter into leases for alternative locations at market terms. We believe that our properties have been adequately maintained and are generally in good condition.

ITEM 3.	LEGAL PROCEEDINGS

We are not party to any pending legal proceedings that management believes will result in material adverse effect on our financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the range of prices for the Company’s Common Stock, traded on the NASDAQ National Market System, for each quarterly period during the last two years. The approximate number of shareholders of record as of February 19, 2010, was 728 for Common Stock and 838 for Class B Stock.

2009	High	Low

First	$11.25	$6.82
Second	11.48	7.89
Third	11.17	8.18
Fourth	9.57	7.65

2008	High	Low

First	$33.50	$15.28
Second	16.38	12.06
Third	20.60	10.16
Fourth	18.86	7.32

The Company has not paid any cash dividends in the three-year period ended December 31, 2009. The Company’s ability to pay dividends is limited by Minimum Net Worth and Minimum Fixed Charge Coverage Ratio covenants contained in the Company’s Credit Agreement. The Company has no plans to pay cash dividends as it plans to retain all cash from operations as a source of capital to finance growth in the business.

On September 16, 2008, Astronics Corporation announced a one-for-four distribution of Class B Stock to holders of both Common and Class B Stock. On or about October 17, 2008, stockholders received one share of Class B Stock for every four shares of Common and Class B Stock held on the record date of October 6, 2008.

With respect to information regarding our securities authorized for issuance under equity incentive plans, the information contained in the section entitled “Equity Compensation Plan Information” of our definitive Proxy Statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference.

We did not repurchase any shares of our common stock in 2009. On January 30, 2009, 500,000 shares of the Company’s common stock held as treasury shares were issued as part of the acquisition of DME.

The following graph charts the annual percentage change in return on the Company’s common stock compared to the S&P 500 Index — Total Return and the NASDAQ US and Foreign Securities:

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Assumes Initial Investment of $100
December 2009

		2004	2005	2006	2007	2008	2009

ASTRONICS CORPORATION	Return %		110.68	59.33	148.10	−72.17	−3.93
	Cum $	100.00	210.68	335.68	832.81	231.77	222.66
S&P 500 Index - Total Returns	Return %		4.89	15.79	5.50	−36.99	26.45
	Cum $	100.00	104.89	121.46	128.13	80.73	102.08
NASDAQ US and Foreign Securities Index	Return %		2.27	10.30	10.53	−52.06	37.27
	Cum $	100.00	102.27	112.80	124.68	59.76	82.04

ITEM 6.	SELECTED FINANCIAL DATA

Five-Year Performance Highlights

	2009(3)	2008	2007	2006	2005

(Amounts in thousands, except for per share data)
PERFORMANCE
Sales	$191,201	$173,722	$158,240	$110,767	$74,354
Impairment Loss(2)	$(19,381)	$—	$—	$—	$—
Net (Loss) Income	$(3,802)	$8,361	$15,391	$5,736	$2,237
Net Margin	(2.0)%	4.8%	9.7%	5.2%	3.0%
Diluted (Loss) Earnings per Share(1)	$(0.35)	$0.79	$1.44	$0.55	$0.22
Weighted Average Shares Outstanding — Diluted(1)	10,733	10,650	10,711	10,336	10,048
Return on Average Assets	(3.1)%	8.0%	16.5%	7.7%	4.0%
Return on Average Equity	(6.4)%	15.6%	38.2%	20.2%	9.3%

YEAR-END FINANCIAL POSITION
Working Capital	$52,857	$43,360	$32,100	$17,437	$13,349
Total Assets	$138,714	$104,674	$104,121	$82,538	$66,439
Indebtedness	$44,776	$14,446	$22,935	$18,449	$18,218
Shareholders’ Equity	$60,113	$58,255	$49,232	$31,348	$25,418
Book Value Per Share(1)	$5.58	$5.68	$4.83	$3.14	$2.58

OTHER YEAR-END DATA
Depreciation and Amortization	$7,342	$4,142	$3,440	$2,929	$2,373
Capital Expenditures	$2,466	$4,325	$9,592	$5,400	$2,498
Shares Outstanding(1)	10,775	10,265	10,186	10,033	9,876
Number of Employees	1,035	989	967	787	702

(1)
— Diluted Earnings (Loss) Per-Share, Weighted Average Shares Outstanding-Diluted, Book Value Per-Share and Shares Outstanding have been adjusted for the impact of the October 6, 2008 one-for-four Class B stock distribution.

(2)
— The Company recorded a $14.2 million goodwill impairment charge and a $5.2 million impairment charge to purchased intangible assets during the fourth quarter of 2009. Refer to “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” and Notes 9 and 10 of our consolidated financial statements for additional information on Goodwill and Intangible Assets.

(3)	— Information includes the effects of the acquisition of DME on January 30, 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Astronics Corporation, through its subsidiaries Astronics Advanced Electronic Systems Corp., Luminescent Systems Inc., Luminescent Systems Canada Inc. and DME Corporation designs and manufactures electrical power generation systems, control and distribution systems, lighting systems and components, aircraft safety products and test, training and simulation systems. With the 2009 acquisition of DME Corporation (“DME”), the Company now operates in two distinct segments, Aerospace and Test Systems. We have six principal facilities located in New York State, Washington State, New Hampshire, two in Florida and one in Quebec, Canada.

On January 30, 2009 we acquired DME, a designer and manufacturer of military test, training and simulation equipment, airfield lighting and aviation safety products. We purchased 100% of the outstanding stock of DME for approximately $50 million. The acquisition was financed primarily with a $40.0 million, five year term note, 500,000 shares of unregistered Astronics common stock previously held as treasury shares, valued at $3.6 million, and seller financing for $5.0 million.

Our Aerospace segment serves four primary markets. They are the military, commercial transport, business jet and FAA/airport markets. We serve one primary market in the Test Systems segment, which is the military. In the Aerospace segment, the breakdown of 2009 sales to the commercial transport market, the military market, business jet market and the FAA/airport market were approximately 57.4%, 23.5%, 13.9% and 5.2%, respectively. In the Test systems market, all of the sales were to the military market.

Our strategy is to develop and maintain positions of technical leadership in chosen aerospace and test system markets, to leverage those positions to grow the amount of content and volume of product it sells to the markets in those segments and to selectively acquire businesses with similar technical capabilities that could benefit from our leadership position and strategic direction.

Key factors affecting our growth and profitability are the rate at which new aircraft are produced, government funding of military programs, our ability to have our products designed into the plans for new aircraft and the rates at which aircraft owners, including commercial airlines, refurbish or install upgrades to their aircraft. Once designed into a new aircraft, the spare parts business is frequently retained by the Company.

Sales to the commercial transport market totaled approximately 46.8% of our total revenue in 2009. Our cabin electronics products which provide in-seat power for passengers and power to in-flight entertainment systems (IFE) found on commercial airlines around the world accounted for the majority of our sales to this market. Since 2005 we have seen our sales to the commercial transport markets increase from $30 million to over $89 million in 2009. Most of this growth has been driven by increased installations of our cabin electronics products used to power in-flight entertainment systems and in-seat power systems by airlines around the world. Maintaining and growing our sales to the commercial transport market will depend on airlines capital spending budgets for cabin up-grades as well as for new aircraft such as the Boeing 787 and Airbus A380. This investment by the airlines is impacted by their profits, cash flow and available financing as well as competitive pressures between the airlines to improve the travel experience for their passengers. We expect the new aircraft, once in production will be equipped with more IFE and in-seat power than previous generation aircraft. Additionally, our ability to maintain and grow sales to this market depends on our ability to maintain our technological advantages over our competitors and maintain our relationships with major in-flight entertainment suppliers and global airlines.

Products sold to the business jet market include our cockpit lighting, airframe power and exterior lighting products. Sales to the business jet market are driven by our content on new aircraft and build rates of new aircraft. In 2009 we saw volume decrease in the business jet market as the production rates for new business jets decreased during the year. Business jet OEM build rates are significantly impacted by global wealth creation and corporate profitability which have been negatively affected during the past year by the global recession. Our sales to the business jet market will continue to be challenged in the upcoming year as business jet aircraft production rates are not expected to increase during 2010 as the global economy continues to struggle. Additionally, there continues to be a large supply of used aircraft in the market and financing of aircraft has become more challenging for prospective buyers. Despite the current market conditions, we continue to see a wide range of opportunities to employ our technology in the business jet markets, however there is risk involved in the development of any new aircraft.

Products sold to the military market include our cockpit, exterior and cabin lighting, airframe power products and test, training and simulation systems. The military market is dependent on governmental funding which can change from year to year. Risks are that overall spending may be reduced in the future, specific programs may be eliminated or that we fail to win new business through the competitive bid process. Astronics does not have significant reliance on any one program such that cancellation of a particular program will cause material financial loss. We believe that we will continue to have opportunities similar to past years regarding this market.

Our FAA/airport market sales are typically comprised of sales of airfield lighting products including navigational lighting aids and airfield lighting products and providing design-build lighting solutions to simplify lighting installation projects and provide seamless airfield upgrades for our customers.

Each of the markets that we serve is presenting opportunities for our product lines that we expect will provide growth for the Company over the long-term. We continue to look for opportunities in all of our markets to capitalize on our core competencies to expand our existing business and to grow through strategic acquisitions.

Based on lower projected revenue and cash flows than previously anticipated, we determined that the carrying value of our goodwill and purchased intangible assets from the Test Systems segment exceeded the fair value. As a result of the impairment testing performed as of November 1, 2009, the Company recorded an impairment charge of $5.2 million associated with purchased intangible assets and $14.2 million associated with goodwill in the fourth quarter of 2009. For additional information on impairment of long-lived assets, refer to the Critical Accounting Policies and Notes 9 and 10 to our consolidated financial statements in Item 8, Financial Statements and Supplementary Data.

In 2010 we expect our revenue to be in the range of $170 million to $190 million, a decrease from 2009, as a result of lower aircraft build rates and low new order rates in our Test Systems segment. Impacted by current economic conditions, the aerospace market is extremely difficult to predict at this time as new aircraft production rates and airlines spending are modified frequently creating a very fluid and difficult to predict revenue stream. Despite expected lower 2010 revenue as compared with 2009, we still see many opportunities for long term growth and expect to continue to invest in developmental programs to expand our products and technologies. In addition, we expect that the next generation of commercial transports such as the Boeing 787 and Airbus A380 will be equipped with more in-seat power and in-flight entertainment than the aircraft they will be replacing. We expect this will provide a significant opportunity for us as these aircraft enter and ramp up production over the next several years.

Challenges which continue to face us include improving shareholder value through increasing profitability. Increasing profitability is dependent on many things, primarily revenue growth and the Company’s ability to control operating expenses and to identify means of creating improved productivity. Revenue is driven by increased build rates for existing aircraft, market acceptance and economic success of new aircraft, continued government funding of defense programs, the Company’s ability to obtain production contracts for parts we currently supply or have been selected to design and develop for new aircraft platforms and identifying and winning new business for our Test Systems segment. Demand for our products is driven by the discretionary spending of aircraft owners and airlines and new aircraft build rates as well as defense spending. Reduced aircraft build rates driven by a weak economy, tight credit markets, reduced air passenger travel and an increasing supply of used aircraft on the market will likely result in reduced demand for our products which will result in lower profits. Reduction of defense spending may result in fewer opportunities for us to compete, which could result in lower profits in the future. Many of our newer development programs are based on new and unproven technology and at the same time we are challenged to develop the technology on a schedule that is consistent with specific programs. We will continue to address these challenges by working to improve operating efficiencies and focusing on executing on the growth opportunities currently in front of us.

ACQUISITION

We account for acquisitions under ASC Topic 805 “Business Combinations and Reorganizations” (“ASC Topic 805”). ASC Topic 805 provides revised guidance on how the acquirer recognizes and measures the consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests, and goodwill acquired in a business combination. ASC Topic 805 also expands required disclosures surrounding the nature and financial effects of business combinations. Acquisition costs are expensed as incurred. We expensed approximately $0.1 million for acquisition costs in 2009. Acquisition costs in 2008 were approximately $0.2 million.

On January 30, 2009, we acquired 100% of the common stock of DME Corporation (DME). DME is a designer and manufacturer of military test training and simulation equipment and aviation safety products.

Aviation safety products is considered a reporting unit under the Company’s Aerospace segment. The test, training and simulation equipment products comprise our Test Systems segment. The addition of DME Corporation diversifies the products and technologies that Astronics offers and improves market balance by increasing military and defense content. The purchase price was approximately $49.9 million, comprised of approximately $40.3 million in cash, 500,000 shares of the Company’s common stock held as treasury shares, valued at approximately $3.6 million, or $7.17 per share (the closing price as of the acquisition date), a $5.0 million, 6% subordinated note payable to the former shareholders plus an additional $2.0 million, 6% contingent subordinated note payable, subject to DME achieving specific revenue performance criteria in 2009. The $2.0 million contingent subordinated note payable was recorded at its estimated fair value of $1.0 million at the date of acquisition. During 2009, the Company reassessed the probability of DME achieving the specific 2009 revenue target and it was determined that the probability of DME achieving the revenue was zero. The Company reduced the fair value of the contingent consideration to zero. The $1.0 million fair value adjustment is reported as other income in the 2009 Consolidated Statement of Operations.

The purchase price was allocated to assets and liabilities assumed based upon a valuation of respective fair values. The allocation of purchase price consideration to the assets and liabilities is as follows (In thousands):

Accounts Receivable	$20,546
Inventory	3,305
Other Current and Long Term Assets	613
Fixed Assets	3,704
Purchased Intangible Assets	11,500
Goodwill	18,729
Accounts Payable and Accrued Expenses	(6,450)
Billings in Excess of Recoverable Costs and Accrued Profits on Uncompleted Contracts	(1,278)
Long-term Debt and Other Liabilities	(750)

Total Purchase Price	$49,919

The amounts allocated to the purchased intangible assets consist of trade names of $1.2 million, technology of $6.3 million and customer relationships of $4.0 million. Substantially all of the goodwill and purchased intangible assets are expected to be deductible for tax purposes over the next 15 years. Goodwill attributable to the Aerospace segment is approximately $2.2 million. Goodwill attributable to the Test Systems segment was initially valued at $16.6 million. During the fourth quarter of 2009, we determined that the fair value of the Test Systems business was below its carrying value. The reason was a substantial decrease in the rate of new orders recorded and the resulting decrease in revenue and related cash flow expectations as compared to our initial expectations for the business. As a result, we recorded in the Test Systems segment, a pre-tax impairment charge of approximately $14.2 million related to goodwill to reduce the carrying value of the goodwill to $2.4 million. In addition to the goodwill impairment charge, we recorded a $5.2 million impairment charge to reduce the carrying value of the intangible assets related to the Test Systems segment to $1.8 million at December 31, 2009.

The following is a summary of sales and amounts included in (loss) income from operations for DME included in the consolidated financial statements of the Company from the date of acquisition, for the year ended December 31, 2009:

2009

(In thousands)
Sales
Aerospace	$15,626
Test Systems	35,597

Total Sales	$51,223

Operating Income (Loss)
Aerospace	$556
Test Systems	(18,219)

Total Operating Income (Loss)	$(17,663)

The Operating loss for 2009 includes a non-cash impairment loss on goodwill and purchased intangibles in the amount of approximately $19.4 million.

The following summary combines the consolidated results of operations of the Company with those of the acquired business for the years ended December 31, 2009 and 2008 as if the acquisition took place at the beginning of the periods presented. The pro forma consolidated results include the impact of certain adjustments, including increased interest expense on acquisition debt, amortization of purchased intangible assets and income taxes.

	2009	2008

(In thousands, except earnings per share)
Sales	$195,950	$260,429
Net (Loss) Income	(3,771)	12,331
Basic (loss) earnings per share	(0.35)	1.15
Diluted (loss) earnings per share	(0.35)	1.11

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the years ended December 31, 2009 and 2008. In addition, they are not intended to be a projection of future results.

In connection with the funding of this Acquisition, the Company amended its existing $60 million credit facility by entering into an $85 million Amended and Restated Credit Agreement dated January 30, 2009, with HSBC Bank USA, National Association, Bank of America, N.A. and KeyBank National Association and provides for a five-year, $40 million senior secured term loan and a revolving credit line of $45 million with interest at LIBOR plus between 2.25% and 3.50% based on the Company’s leverage ratio. The credit facility allocates up to $20 million of the revolving credit line for the issuance of letters of credit, including certain existing letters of credit. The proceeds of the term loan were used to finance the acquisition of DME. The agreement was subsequently amended on December 23, 2009 (Amendment No. 2). Interest is now at LIBOR plus between 2.75% and 4.50% based on the Company leverage ratio. The Credit Agreement also provides for a revolving credit line of $35 million, of which approximately $15.5 million is currently available for working capital requirements and is committed for three years through January 2012. In addition, the Company is required to pay a commitment fee of between 0.30% and 0.50% on the unused portion of the total credit commitment for the preceding quarter, based on the Company’s leverage ratio.

The Company’s obligations under the Credit Agreement are jointly and severally guaranteed by Astronics Advanced Electronic Systems Corp., Luminescent Systems, Inc. and DME, each a wholly-owned domestic subsidiary of the Company. The obligations are secured by a first priority lien on substantially all of the Company’s and the guarantors’ assets and 100% of the issued and outstanding equity interest of each subsidiary.

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

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles. The preparation of the Company’s financial statements requires management to make estimates, assumptions and judgments that affect the amounts reported. These estimates, assumptions and judgments are affected by management’s application of accounting policies, which are discussed in the Notes to Consolidated Financial Statements, Note 1 of Item 8, Financial Statements and Supplementary Data of this report. The critical accounting policies have been reviewed with the audit committee of our board of directors.

Revenue Recognition

In our Aerospace segment, revenue is recognized on the accrual basis at the time of shipment of goods and transfer of title. There are no significant contracts allowing for right of return.

In our Test Systems segment, revenue is recognized from its long-term, fixed-price contracts using the percentage-of-completion method of accounting, measured by multiplying the estimated total contract value by the ratio of actual contract costs incurred to date to the estimated total contract costs. Substantially all long-term contracts are with U.S. government agencies and contractors thereto. The Company makes significant estimates involving its usage of percentage-of-completion accounting to recognize contract revenues. At least each quarter we review contracts in process for estimates-to-completion, and revise estimated gross profit accordingly. While we believe the estimated gross profit on contracts in process is reasonable, unforeseen events and changes in circumstances can take place in a subsequent accounting period that may cause us to revise our estimated gross profit on one or more of the contracts in process. Accordingly, the ultimate gross profit realized upon completion of such contracts can vary significantly from estimated amounts between accounting periods.

Accounts Receivable and Allowance for Doubtful Accounts

We record a valuation allowance to account for potentially uncollectible accounts receivable. The allowance is determined based on Management’s knowledge of the business, specific customers, review of receivable aging and a specific identification of accounts where collection is at risk. At December 31, 2009, the allowance for doubtful accounts for accounts receivable was $0.4 million, or 1.2% of gross accounts receivable. At December 31, 2008, the allowance for doubtful accounts for accounts receivable was $0.3 million, or 1.4% of gross accounts receivable.

In the fourth quarter of 2008, we wrote off all receivables totaling approximately $1.0 million from Eclipse Aviation Corporation, a customer that declared bankruptcy during the fourth quarter of 2008. The impact amounted to approximately a $0.6 million reduction in net income or $.06 per diluted share in 2008.

Inventory Valuation

We record valuation reserves to provide for excess, slow moving or obsolete inventory or to reduce inventory to the lower of cost or market value. In determining the appropriate reserve, Management considers the age of inventory on hand, the overall inventory levels in relation to forecasted demands as well as reserving for specifically identified inventory that we believe is no longer salable. At December 31, 2009, our reserve for inventory valuation was $11.6 million, or 26.7% of gross inventory. At December 31, 2008, the reserve for inventory valuation was $10.5 million, or 22.7% of gross inventory.

In the fourth quarter of 2008, we recorded a reserve for inventory on hand used exclusively for the Eclipse 500 aircraft. Eclipse Aviation Corporation, the manufacturer of the aircraft has filed for bankruptcy protection, ceased production, terminated its workforce and petitioned the bankruptcy court to liquidate its assets. The pre-tax charge relating to the Eclipse inventory amounted to approximately $7.4 million, reducing net income by approximately $4.8 million or $0.45 per diluted share in 2008.

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

As of December 31, 2009, we had net deferred tax assets of $11.8 million, net of a $0.7 million valuation allowance. As of December 31, 2008 we had net deferred tax assets of $6.1 million, net of a $0.7 million valuation allowance. These assets principally relate to goodwill and intangible assets, benefit liabilities, assets reserves, depreciation and state and foreign general business tax credit carry-forwards.

Impairment of long-lived assets

Goodwill Impairment Testing

Our goodwill is the result of the excess of purchase price over net assets acquired from acquisitions. As of December 31, 2009, we had approximately $7.5 million of goodwill. As of December 31, 2008, we had $2.6 million of goodwill. The increase in goodwill is due primarily to the acquisition of DME.

We test goodwill for impairment at least annually and more frequently whenever events occur or circumstances change that indicates there may be impairment. These events or circumstances could include a significant long-tem adverse change in the business climate, poor indicators of operating performance or a sale or disposition of a significant portion of a reporting unit. The process of evaluating our goodwill for impairment is subjective and requires significant estimates. These estimates include judgments about future cash flows that are dependent on internal forecasts, long-term growth rates and estimates of the weighted average cost of capital used to discount projected cash flows. During 2009, we tested goodwill for impairment as of November 1.

We test goodwill at the reporting unit level, which is one level below our operating segments. We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, etc.). We currently have four reporting units; three within the Aerospace segment and the fourth being in the Test Systems segment.

The goodwill impairment test consists of comparing the fair value of a reporting unit, determined using discounted cash flows, with its carrying amount including goodwill. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, the implied fair value of goodwill is compared to the carrying amount of goodwill. An impairment loss would be recognized for the amount by which the carrying amount of goodwill exceeds the implied fair value of goodwill.

Three of our four reporting units carry goodwill. One reporting unit, the test systems unit, had a carrying amount exceeding the reporting unit’s fair value due to an unexpected decrease in projected future revenues and cash flows, combined with a higher weighted average cost of capital due to market conditions. Therefore, we initiated step two of the goodwill impairment test which involves calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to its assets and liabilities other than goodwill and comparing it to the carrying amount of goodwill. We estimated that the implied fair value of goodwill for this reporting unit was less than its carrying value by approximately $14.2 million which has been recorded as an impairment charge during the fourth quarter of 2009. Prior to the impairment charge, this reporting unit had goodwill of $16.6 million. Future impairment indicators, such as declines in forecasted cash flows, may cause additional impairment charges. Impairment charges could be based on factors such as the forecasted cash flows, assumptions used or other variables.

Testing goodwill for impairment requires us to estimate fair values of reporting units using significant estimates and judgmental factors. The key estimates and factors used in our discounted cash flow valuation include revenue growth rates and profit margins based on internal forecasts, terminal value, and the weighted-average cost of capital used to discount future cash flows. The compound annual growth rate for revenue during the first five years of our projections ranged between 1.0% and 9.0%. The terminal value was calculated assuming projected growth rates of 3.0% after five years. The estimated weighted-average cost of capital for the reporting unit ranged from 14.0% to 20.4% based upon an analysis of companies considered to be market participants and their debt to equity mix, their related volatility and the size of their market capitalization. We also consider any additional risk of each individual reporting unit achieving its forecasts, and adjust the weighted-average cost of capital applied when determining each reporting unit’s estimated fair value for these risks. We also compare the computed fair value to our market capitalization.

Future changes in these estimates and assumptions could materially affect the results of our goodwill impairment tests. A decline in the terminal growth rate greater than 290 basis points or an increase in the weighted-average cost of capital greater than 180 basis points would have indicated impairment for one reporting unit as of the impairment test date whose goodwill was $2.9 million. If the projected long-term revenue growth rates, profit margins, or terminal rates are considerably lower, and/or the estimated weighted-average cost of capital is considerably higher, future testing may indicate further impairment of one or more of the Company’s reporting units and, as a result, the related goodwill would likely be impaired.

Indefinite-lived Intangible Asset Impairment Testing

We test our indefinite-lived intangible assets, which totaled $1.1 million as of December 31, 2009, for impairment on an annual basis or more frequently if an event occurs or circumstances change that indicate that the fair value of an indefinite-lived intangible asset could be below its carrying amount. The impairment test consists of comparing the fair value determined using discounted projected cash flows, with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its fair value. We tested indefinite-lived intangible assets for impairment as of November 1.

For the year ended December 31, 2009, the Company recorded an impairment charge on its indefinite-lived intangible assets amounting to approximately $0.7 million. There was no impairment loss recognized in 2008 and 2007. The impairment loss was incurred in the Test Systems segment and is included in the Impairment Loss on the Consolidated Statement of Operations.

Amortized and Depreciable Asset Impairment Testing

Property, plant and equipment and amortizable intangible assets are depreciated or amortized over their assigned useful lives. We test these long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. The recoverability test consists of comparing the projected undiscounted cash flows, with its carrying amount. An impairment loss would then be recognized for the carrying amount in excess of its fair value. For the year ended December 31, 2009, the Company recorded an impairment charge on its amortized intangible assets amounting to approximately $4.5 million. There was no impairment loss taken in 2008 and 2007. The impairment loss was incurred in the Test Systems segment and is included in the Impairment Loss on the Consolidated Statement of Operations.

Supplemental Retirement Plan

We maintain a supplemental retirement plan for certain executives. Expense recognized for the supplemental retirement plan was $0.6 million for 2009 and $0.5 million in each of the years ended 2008 and 2007. The accounting for this plan is based in part on certain assumptions that may be highly uncertain and may have a material impact on the financial statements if different reasonable assumptions had been used. In

2009, the assumptions for increases in compensation, the discount rate for determining the cost recognized and the discount rate used for the projected benefit obligation were 5.0%, 5.75% and 6.0%, respectively. The assumption for compensation increases takes a long-term view of inflation and performance based salary adjustments based on the Company’s approach to executive compensation. For determining the discount rate the Company considers long-term interest rates for high-grade corporate bonds.

Stock-Based Compensation

We have stock-based compensation plans, which include non-qualified stock options as well as incentive stock options. Expense recognized for stock-based compensation was $0.8 million in each of the years ended 2009, 2008 and 2007. We determine the fair value of the option awards at the date of grant using a Black-Scholes model. Option pricing models require management to make assumptions and to apply judgment to determine the fair value of the award. These assumptions and judgments include estimating the future volatility of our stock price, expected dividend yield, future employee stock option exercise behaviors and future employee turnover rates. Changes in these assumptions can materially affect the fair value estimate.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	2009	2008	2007

(Dollars in thousands)
Sales	$191,201	$173,722	$158,240
Gross Margin	19.5%	17.5%	25.8%
Impairment Loss	$19,381	$—	$—
SG&A Expenses as a Percentage of Sales	12.6%	10.0%	10.4%
Interest Expense	$2,533	$694	$1,370
Effective Tax (Benefit) Rate	(50.9)%	32.0%	33.1%
Net (Loss) Earnings	$(3,802)	$8,361	$15,391

CONSOLIDATED OVERVIEW OF OPERATIONS

Our results of operations for 2009 include the operations of DME Corporation beginning January 30, 2009, the effective date of the acquisition. DME’s Test, Training and Simulation business now makes up our Test Systems segment. DME’s Aerospace business is a reporting unit in our Aerospace segment

Although we had growth in revenue as a result of the acquisition, overall 2009 was a difficult year. In response to the global economic slow-down our Aerospace sales decreased as aerospace OEM’s built fewer aircraft and reduced their inventory levels and airlines spent less money on cabin upgrades. Additionally, our Test Systems sales were lower than we anticipated when we acquired the business. Based on current market conditions and low new orders taken during the year we revised our revenue and cash flow outlook down for the Test Systems business resulting in a fourth quarter impairment charge to write down goodwill and acquired intangible assets relating to that business to fair value. The carrying value of goodwill and other intangible assets relating to the Test Systems business was written down by $14.2 million and $5.2 million, respectively. After the write down the carrying value of the Test Systems goodwill was $2.4 million and the carrying value of the other intangible assets relating to the Test Systems business was $1.8 million. Sales from DME for the eleven months of 2009 that we owned the business approximated $51.2 million. Sales for the Test Systems segment approximated $35.6 million and Aerospace sales related to DME approximated $15.6 million.

Our consolidated sales for 2009 increased by $17.5 million to $191.2 million compared with 2008. The increase was a result of sales related to DME of $51.2 million offset by a $33.7 million decline of organic sales due to volume. Excluding DME sales our 2009 sales would have been $140 million. The decreased sales of our organic business was a result of reduced demand for our products in the commercial and business jet markets caused by reduced spending by airlines and lower new aircraft build rates partially offset by a slight increase of sales to the military market.

Sales for 2008 increased by $15.5 million to $173.7 million compared with 2007. The increase was driven by a stronger aerospace market through most of 2008 as sales increased in each of our markets.

Gross margins improved in 2009 compared with 2008 as a result of the $9.0 million reserve for inventory and equipment relating to the bankrupt Eclipse Aviation Corporation that was recorded in 2008. Excluding that reserve, 2008 gross margin would have been 22.7% compared with 19.5% in 2009. The decrease of the 2009 gross margin from the 2008 gross margin as adjusted for the Eclipse reserve was a result of decreased sales and the related lost gross profit on those sales not being offset by comparable reductions to our manufacturing overhead and engineering costs. Additionally, gross margins of the acquired DME businesses were 18.3%, slightly lower than our 2008 gross margins adjusted for the Eclipse reserve. Gross margins in 2009 for the organic business, excluding DME would have been 19.9%.

Gross margins declined in 2008 compared with 2007 primarily due to increased engineering and development costs, and reserves established for inventory and tooling and equipment related to the Eclipse 500 aircraft. These incremental costs were somewhat offset by the leverage provided by the increased sales volume.

Selling, general and administrative expenses (“SG&A”) increased in 2009 compared with 2008 due to the addition of the SG&A costs of DME. Excluding DME, SG&A costs decreased by approximately $1.0 million or 5.7% from 2008. The decrease was due primarily to a $1.0 million bad debt expense in 2008 relating to the Eclipse Aviation Corporation accounts receivable charge off. DME SG&A added $7.7 million in 2009. The 2008 SG&A as a percentage of sales remained flat when compared with 2007.

The increase in interest expense in 2009 compared to 2008 was due primarily to higher debt levels and an increase in margins paid to our banks on our debt. The decrease in interest expense in 2008 compared with 2007 was due primarily to lower average borrowings throughout the year on our revolving credit facility and lower interest rates on the variable rate debt.

The effective tax (benefit) rate was (50.9)% in 2009 compared with 32.0% in 2008. The change in the effective rate was due primarily to the impact of the 2009 pre-tax loss and the recognition of approximately $0.8 million in research and development tax credits in 2009 and lower state and foreign taxes. The decrease in the effective tax rate in 2008 compared to 2007 was due primarily to the impact of permanent differences, utilization of foreign research and development tax credits and state and foreign taxes as a percentage of pretax income. We expect in future years, the effective tax rate will approximate statutory rates in effect.

2010 Outlook

We expect 2010 will continue to be challenging. We are not expecting improvement in sales for either our Aerospace or Test Systems segments as macroeconomic conditions are not expected to improve quickly enough to increase demand for our products in 2010. We expect consolidated sales in 2010 to be between $170.0 million and $190.0 million. We expect sales to be stronger in the last half of the year as we anticipate our new order rate will improve as the year progresses. We believe sales will decrease in the Aerospace segment to approximately $145.0 million to $155.0 million. Sales are expected to decrease in the Test Systems segment to $25.0 million to $35.0 million. Our consolidated backlog at December 31, 2009 was $85 million of which approximately $68.0 million is expected to ship in 2010. We expect our capital equipment spending in 2010 to be in the range of $2.5 million to $3.5 million.

SEGMENT RESULTS OF OPERATIONS AND OUTLOOK

Operating profit, as presented below, is sales less cost of sales and other operating expenses excluding interest expense, corporate expenses and other non-operating revenue and expenses. Cost of sales and operating expenses are directly attributable to the respective segment. Operating profit is reconciled to earnings before income taxes in Note 12 of Item 8, Financial Statements and Supplementary Data, of this report.

AEROSPACE

	2009	2008	2007

(In thousands, except percentages)
Sales	$155,605	$173,722	$158,240
Operating Profit	16,274	16,253	27,324
Operating Margin	10.5%	9.4%	17.3%

	2009	2008

(In thousands)
Total Assets	$92,472	$92,279
Backlog	75,639	89,048

	2009	2008	2007

(In thousands)
Sales by Market
Commercial Transport	$89,407	$105,222	$101,595
Military	36,539	34,546	25,396
Business Jet	21,630	33,954	31,249
FAA/Airport	8,029	—	—

	$155,605	$173,722	$158,240

Sales for 2009 decreased by $18.1 million or 10.4%, to $155.6 million. Excluding $15.6 million of Aerospace sales of the acquired DME business included in our 2009 results, our Aerospace sales for the year would have decreased by $33.7 million to $140.0 million. By market, the decrease excluding DME revenue was the result of lower sales in the commercial transport market of $21.1 million or 20.1% to $84.1 million and decreased sales to the business jet market of $14.5 million or 42.7% to $19.4 million. These declines were offset somewhat by increased sales to the military market of $2.0 million or 5.8% to $36.5 million and the addition of DME sales to the FAA/Airport, commercial transport markets and business jet markets of approximately $8.0 million and $5.3 million and $2.3 million, respectively. The decrease in sales to the Commercial transport market was primarily a result of lower deliveries of our cabin electronics products caused by reduced spending by the global airlines for cabin upgrades and reduced deliveries of our cabin electronics products for new aircraft. The decrease of sales to the business jet market reflects lower new aircraft build rates by the OEM’s. The military sales increase was related to an increase of volume of our lighting products on various platforms.

Sales for 2008 increased by $15.5 million, or 9.8%, to $173.7 million from $158.2 million in 2007. Sales growth was driven by increased volume sold to meet higher demand for our products. By market, the increase was the result of an increase in sales to the military market of $9.1 million to $34.5 million, the commercial transport market of $3.7 million to $104.1 million and the business jet market of $2.7 million to $34.0 million. Other markets remained flat at $1.1 million. The sales increase to the military market by product line included $3.1 million from airframe power products, $3.9 million from cockpit lighting products, $1.9 million from exterior lighting products and $0.2 million in other products. The increase in sales to the commercial transport market was primarily a result of a $2.5 million increase in sales of cabin electronics products, $0.5 million increase in cabin lighting products and $0.6 million increase in cockpit lighting products. The increase of sales to the business jet market was primarily a result of a $2.7 million increase in sales of cockpit lighting products.

Operating margins for our Aerospace segment increased in 2009 to 10.5% from 9.4% in 2008. Compared with 2008 our operating margins increased due to a $10 million reserve relating to Eclipse Aviation Corporation for inventory, machinery and equipment and accounts receivable for the Eclipse 500 aircraft we recorded in 2008. In 2008, excluding the Eclipse reserve, our Aerospace segment operating margin would have been 15.1%. Our 2009 operating margin decrease as compared with our 2008 operating margin, excluding the Eclipse charge, was due to the lost margins on the sales decrease over the prior year without a corresponding reduction of fixed costs and lower margins on the acquired DME Aerospace business. The acquired DME Aerospace business had operating margins of 3.5% and sales of $15.6 million.

Our operating margins decreased in 2008 to 9.4% from 17.3% in 2007. This decrease was due primarily to a $10.0 million reserve for Eclipse 500 aircraft inventory, machinery and equipment accounts receivable specifically related to the Eclipse 500 aircraft program, an increase in engineering and development costs as compared with the prior year of $8.1 million offset somewhat by the leverage provided by the higher sales volume.

It is our intention to continue investing in capabilities and technologies as needed that allows us to execute our strategy to increase the ship set content and value we provide on aircraft in all markets that we serve. The rate of spending on these activities, however, will continue to be driven by market opportunities.

The backlog for our Aerospace segment at December 31, 2009 was $75.6 million compared with $89.0 million at December 31, 2008.

2010 Outlook for Aerospace — We expect 2010 Aerospace segment sales to be in the range of $145 million to $155 million. New aircraft production rates for commercial transports and business jets are expected to continue to be weak and cabin upgrades by the airlines are expected to be flat with 2009 activity.

Test Systems

	2009	2008	2007

(In thousands, except percentages)
Sales	$35,596	$—	$—
Operating (Loss)	(18,219)	—	—
Operating Margin	(51.2)%	—%	—%

	2009	2008

(In thousands)
Total Assets	$16,073	$—
Backlog	9,755

The Test Systems segment was acquired as part of the DME acquisition on January 30, 2009. Sales in 2009 for our Test Systems segment were $35.6 million, all of which were to the military market. Sales were significantly below our expectation when we purchased the business and significantly below 2008 sales of $69.0 million prior to the acquisition and not included in our 2008 financial statements. New sales orders for the year were disappointing as well totaling $14.2 million. Important factors contributing to performance for the year and our lower outlook for 2010 were the loss of the U.S. Marine Corps Ground Radio Maintenance Automatic Test System that was awarded to a competitor and follow on orders for several ongoing programs were not awarded. In addition there has been an overall slowdown in the Test Systems markets that is affecting sales. As a result of the low new order rate in 2009 our outlook has been significantly reduced from our initial expectations when we acquired the business resulting in lower revenue projections and corresponding lower cash flow and a lower fair value of the business. As a result we recorded an impairment charge of $19.4 million to write down the carrying value of our goodwill by $14.2 million, and purchased intangible assets by $5.2 million.

The impairment charge of $19.4 million is included in our operating loss of $18.2 million for the year.

The backlog for Test Systems was $9.8 million at December 31, 2009.

2010 Outlook for Test Systems — New orders for the Test Systems business continue to be slow and below our expectations from when we acquired the business. We expect 2010 Test Systems sales to be in the range of $25 million to $35 million.

Off Balance Sheet Arrangements

We do not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations

The following table represents contractual obligations as of December 31, 2009:

	Payments Due by Period*
	Total	2010	2011-2012	2013-2014	After 2014

(In thousands)
Purchase Obligations	$24,365	$24,002	$363	$—	$—
Long-Term Debt	44,776	6,238	10,595	20,511	7,432
Operating Leases	12,773	2,916	5,876	3,008	973
Interest on Long-Term Debt	2,443	727	1,241	367	108
Other Long-Term Liabilities	1,063	206	518	134	205

Total Contractual Obligations	$85,420	$34,089	$18,593	$24,020	$8,718

*	This table excludes Supplemental Retirement Plan and related Post Retirement Obligations for which we anticipate making $0.4 million in annual payments in 2009 through 2014.

Notes to Contractual Obligations Table

Purchase Obligations — Purchase obligations are comprised of the Company’s commitments for goods and services in the normal course of business.

Note Payable and Long-Term Debt — See item 8, Financial Statements and Supplementary Data, Note 2, Long-Term Debt and Note Payable in this report.

Operating Leases — Operating lease obligations are primarily related to facility leases for our Astronics AES, Astronics DME and our Canadian operations.

Interest on Long-Term Debt — Interest on Long-Term Debt consists of fixed payments under two interest rate swap agreements described more fully under Item 7A — Quantitative and Qualitative Disclosures About Market Risk.

We have excluded the variable rate interest on our note payable and other long-term debt due to its variable nature.

LIQUIDITY AND CAPITAL RESOURCES

	2009	2008	2007

(In thousands)
Net cash provided (used) by:
Operating Activities	$31,088	$11,505	$8,601
Investing Activities	(42,702)	(4,572)	(10,337)
Financing Activities	23,520	(6,713)	4,335

Our available borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations and reinvest in our business.

Operating Activities

Cash flow provided by operating activities was approximately $31.1 million in 2009 compared with approximately $11.5 million provided by operating activities in 2008. The increase of $19.6 million was mainly a result of our net loss offset by non-cash income and expenses and decreases in our investment in net working capital components.

Cash flow provided by operating activities was $11.5 million in 2008 compared with $8.6 million provided by operating activities in 2007. The increased cash flow from operations of $2.9 million as compared with 2007 was primarily a result of a lower year over year increase in working capital components. In 2008, we used $9.1 million of cash in operations as our investment in net working capital components increased during the year. In 2007, we used $11.1 million of cash as our investment in net working capital components increased during that year. The increase in investment in working capital components during 2008 was driven by our sales growth.

Our cash flows from operations are primarily dependent on our net income adjusted for non-cash expenses and the timing of collections of receivables, level of inventory and payments to suppliers. Sales are influenced significantly by the build rates of new aircraft, which are subject to general economic conditions, airline passenger travel and spending for government and military programs. Our sales are also impacted by our ability to obtain new orders for our Test Systems segment. Over time, sales will also be impacted by our success in executing our strategy to increase ship set content and obtain production orders for programs currently in the development stage. A significant change in new aircraft build rates could be expected to impact our profits and cash flow. A significant change in government procurement and funding and the overall health of the worldwide airline industry could be expected to impact our profits and cash flow as well.

Investing Activities

Cash used for investing activities in 2009 was approximately $42.7 million. We used $40.7 million to acquire DME and made capital expenditures of $2.5 million. Cash used for investing activities in 2008 and 2007 were $4.6 million and $10.3 million respectively, both due primarily to capital expenditures to expand production capacity.

Cash invested for capital equipment for the last three years ranged between $2.5 million and $9.6 million. Our expectation for 2010 is that we will invest between $2.5 million and $3.5 million. Future capital requirements depend on numerous factors, including expansion of existing product lines and introduction of new products. Management believes that our cash flow from operations and current borrowing arrangements will provide for these necessary capital expenditures.

Financing Activities

Our ability to maintain sufficient liquidity is highly dependent upon achieving expected operating results. Failure to achieve expected operating results could have a material adverse effect on our liquidity, our ability to obtain financing and our operations in the future.

On January 30, 2009, we amended our existing $60 million credit facility by entering into an $85 million Amended and Restated Credit Agreement dated as of January 30, 2009, with HSBC Bank USA, National Association, Bank of America, N.A. and KeyBank National Association to finance our acquisition of DME Corporation. The Credit Agreement provides for a five-year, $40 million senior secured term loan with interest at LIBOR plus between 2.25% and 3.50%. The proceeds of the term loan were used to finance the acquisition. The Credit Agreement also provides for a revolving credit line of $45 million for working capital requirements and is committed for three years through January 2012, with interest at LIBOR plus between 2.25% and 3.50%. In addition, the Company is required to pay a commitment fee of between 0.30% and 0.50% on the unused portion of the total credit commitment for the preceding quarter, based on the Company’s leverage ratio under the Credit Agreement. The credit facility allocates up to $20 million of the $45 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. The amended credit facility contains various covenants. The covenant for minimum fixed charge coverage, defined as the ratio of the sum of net income, interest expense, provision for taxes based on income, total depreciation expense, total amortization expense, other non-cash items reducing net income minus other non-cash items increasing net income minus capital expenditures, minus cash taxes paid and dividends paid to interest expense plus scheduled principal payments on long-term debt calculated on a rolling four-quarter basis is 1.25. The covenant for maximum leverage, defined as the ratio of the sum of net income, interest expense, provision for taxes based on income, total depreciation expense, total amortization expense, other non-cash items reducing net income minus other non-cash items increasing net income to funded debt calculated on a rolling four-quarter basis is 2.75. The covenant for minimum net worth, defined as total stockholder equity shall not be less than $57.3 million increased annually by adding 50% of net income. The covenant for maximum capital expenditures is $10 million annually. The agreement also restricts the payment of dividends.

On December 23, 2009, we amended the credit facility (“Amendment No. 2”), including modifications to certain financial covenants. The fixed charge coverage ratio now ranges from 1.05 to 1.25 from December 31, 2009 through March 31, 2012, when it becomes fixed at 1.25. The maximum leverage ratio now ranges from 2.75 to 3.25 from December 31, 2009 through September 30, 2011 when it becomes fixed at 2.75. The minimum net worth covenant shall not be less than a base amount of $57.0 million. This base amount will be increased annually starting in 2010 by adding 50% of net income for the year.

Also, in conjunction with Amendment No. 2, the Company:

•	Prepaid $8.0 million of principal on its Senior Term Notes,

•	Reduced the scheduled quarterly principal payments on the Senior Term Notes from $2.0 million to $1.0 million per quarter beginning with the April 1, 2010 scheduled payment extending through the October 1, 2012 scheduled payment,

•	Increased the applicable margin on its pricing grid by 50 basis points. Interest is at LIBOR plus between 2.75% and 4.50%,

•	Reduced the maximum revolver from $45.0 million to $35.0 million, and

•	Paid 50 basis points as an amendment fee totaling approximately $0.3 million on the date of the Amendment.

At December 31, 2009, the Company was in compliance with all of the covenants pursuant to the credit facility.

At December 31, 2009, we had $15.5 million of unused borrowing capacity, as our ability to utilize the unused borrowing capacity is limited by the maximum leverage ratio covenant.

A portion of the 2009 acquisition purchase price was funded by the issuance to the shareholders of DME a 6.0% subordinated promissory note in the aggregate principal amount of $5.0 million. This note is due in 2014.

The Company’s cash needs for working capital, debt service and capital equipment during 2010 are expected to be met by cash flows from operations and cash balances and if necessary, utilization of the revolving credit facility.

DIVIDENDS

Management believes that it should retain the capital generated from operating activities for investment in advancing technologies, acquisitions and debt retirement. Accordingly, there are no plans to institute a cash dividend program. Additionally, the Company’s ability to pay dividends is limited by in the Company’s Credit Agreement.

BACKLOG

At December 31, 2009, the Company’s backlog was approximately $85.4 million compared with approximately $89.0 million at December 31, 2008.

RELATED-PARTY TRANSACTIONS

None.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Consolidated Financial Statements at item 8 of this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has limited exposure to fluctuation in Canadian currency exchange rates to the U.S. dollar. Nearly all of the Company’s consolidated sales are transacted in U.S. dollars. Net assets held in or measured in Canadian dollars amounted to $2.8 million at December 31, 2009. Annual disbursements transacted in Canadian dollars were approximately $7.2 million in 2009. A 10% change in the value of the U.S. dollar versus the Canadian dollar would impact net income by approximately $0.5 million.

Risk due to fluctuation in interest rates is a function of the Company’s floating rate debt obligations, which total approximately $19.7 million at December 31, 2009. To offset this exposure, the Company entered into two interest rate swaps to fix the interest rate on the underlying debt for a set period of time.

a)	An interest rate swap with a notional amount of approximately $2.9 million, entered into on February 2006, related to the Company’s Series 1999 New York Industrial Revenue Bond which effectively fixes the rate at 3.99% plus a spread based on the Company’s leverage ratio on this $2.9 million obligation through 2016.

b)	An interest rate swap with a notional amount of $17.0 million, entered into on March 19, 2009 related to $17.0 million of the Company’s $40.0 million term note issued January 30, 2009. The swap effectively fixes the LIBOR rate at 2.115% on the notional amount (which decreases in concert with the scheduled note repayment schedule).The swap agreement became effective October 1, 2009 and expires January 30, 2014. The notional amount at December 31, 2009 was $17.0 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors of Astronics Corporation

We have audited the accompanying consolidated balance sheets of Astronics Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listing in the index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astronics Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Astronics Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Buffalo, New York
March 1, 2010

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2009.

We completed an acquisition in 2009, which was excluded from our management’s report on internal control over financial reporting as of December 31, 2009. On January 30, 2009, we acquired DME Corporation. This acquisition was included in our 2009 consolidated financial statements and constituted $37.5 million and $29.8 million of total and net assets, respectively, as of December 31, 2009 and $51.2 million and $20.1 million of net sales and net losses, respectively, for the year then ended.

Ernst & Young LLP, independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

By:	/s/ Peter J. Gundermann Peter J. Gundermann President & Chief Executive Officer (Principal Executive Officer)	March 1, 2010

	/s/ David C. Burney David C. Burney Vice President-Finance, Chief Financial Officer & Treasurer (Principal Financial and Accounting Officer)	March 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Astronics Corporation

We have audited Astronics Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Astronics Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of DME Corporation, which is included in the December 31, 2009 consolidated financial statements of Astronics Corporation and constituted $37.5 million and $29.8 million of total and net assets, respectively, as of December 31, 2009 and $51.2 million and $20.1 million of sales and net losses, respectively, for the year then ended. Our audit of internal control over financial reporting of Astronics Corporation also did not include an evaluation of the internal control over financial reporting of DME Corporation.

In our opinion, Astronics Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Astronics Corporation as of December 31, 2009 and 2008, and the consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Astronics Corporation and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Buffalo, New York
March 1, 2010

ASTRONICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007

(In thousands, except per share data)
Sales	$191,201	$173,722	$158,240
Cost of Products Sold	153,928	143,249	117,370

Gross Profit	37,273	30,473	40,870
Impairment Loss	19,381	—	—
Selling, General and Administrative Expenses	24,114	17,419	16,408

(Loss) Income from Operations	(6,222)	13,054	24,462
Interest Expense, Net of Interest Income of $22, $12 and $50	2,533	694	1,370
Contingent Liability Fair Value Adjustment	(1,000)	—	—
Other (Income) Expense	(9)	70	94

(Loss) Income Before Income Taxes	(7,746)	12,290	22,998
(Benefit) Provision for Income Taxes	(3,944)	3,929	7,607

Net (Loss) Income	$(3,802)	$8,361	$15,391

Basic (Loss) Earnings Per Share	$(0.35)	$0.82	$1.52

Diluted (Loss) Earnings Per Share	$(0.35)	$0.79	$1.44

See notes to consolidated financial statements.

ASTRONICS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008

(In thousands, except share and per share data)
ASSETS
Current Assets:
Cash and Cash Equivalents	$14,949	$3,038
Accounts Receivable, Net of Allowance for Doubtful Accounts	30,560	22,053
Inventories	31,909	35,586
Prepaid Expenses	1,410	1,123
Deferred Income Taxes	3,665	4,955

Total Current Assets	82,493	66,755
Property, Plant and Equipment, at Cost:
Land	1,639	1,639
Buildings and Improvements	18,913	16,310
Machinery and Equipment	33,727	30,358
Construction in Progress	823	796

	55,102	49,103
Less Accumulated Depreciation	23,859	20,028

Net Property, Plant and Equipment	31,243	29,075

Deferred Income Taxes	8,131	1,155
Intangibles, Net of Accumulated Amortization	5,591	1,853
Other Assets	3,763	3,254
Goodwill	7,493	2,582

Total Assets	$138,714	$104,674

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current Maturities of Long-term Debt	$6,238	$920
Accounts Payable	7,405	9,900
Accrued Payroll and Employee Benefits	5,067	3,789
Accrued Income Taxes	242	1,251
Customer Advanced Payments and Deferred Revenue	4,952	5,237
Billings in Excess of Recoverable Costs and Accrued Profits on Uncompleted Contracts	2,179	—
Other Accrued Expenses	3,553	2,298

Total Current Liabilities	29,636	23,395
Long-term Debt	38,538	13,526
Supplemental Retirement Plan and Other Liabilities for Pension Benefits	6,128	7,002
Other Liabilities	4,299	2,496

Total Liabilities	78,601	46,419

Shareholders’ Equity
Common Stock, $.01 par value — Authorized 20,000,000 Shares, issued 8,684,088 in 2009 and 8,021,976 in 2008	87	80
Convertible Class B Stock, $.01 par value — Authorized 5,000,000 Shares, issued 2,571,245 in 2009 and 3,223,764 in 2008	26	32
Additional Paid-in Capital	12,340	9,390
Accumulated Other Comprehensive Loss	(158)	(1,429)
Retained Earnings	50,099	53,901

	62,394	61,974
Less Treasury Stock: 480,313 Shares in 2009 and 980,313 Shares in 2008	2,281	3,719

Total Shareholders’ Equity	60,113	58,255

Total Liabilities and Shareholders’ Equity	$138,714	$104,674

See notes to consolidated financial statements.

ASTRONICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007

(In thousands)
Cash Flows from Operating Activities
Net (Loss) Income	$(3,802)	$8,361	$15,391
Adjustments to Reconcile Net (Loss) Income to Cash Provided By Operating Activities:
Impairment Loss	19,381	1,580	—
Depreciation and Amortization	7,342	4,142	3,440
Provision for Non-Cash Losses on Inventory and Receivables	1,014	8,907	747
Stock Compensation Expense	773	803	771
Loss on Disposal of Equipment	8	—	—
Deferred Tax Benefit	(7,914)	(3,558)	(122)
Fair Value Adjustment to Contingent Note Payable	(1,000)	—	—
Other	(117)	393	(185)
Cash Flows from Changes in Operating Assets and Liabilities:
Accounts Receivable	12,407	(2,881)	(3,399)
Inventories	6,185	(7,102)	(5,599)
Prepaid Expenses	220	(298)	(137)
Accounts Payable	(6,061)	2,376	(4,895)
Accrued Expenses	943	(2,078)	2,273
Customer Advanced Payments and Deferred Revenue	(285)	(2,585)	958
Billings in Excess of Recoverable Costs and Accrued Profits on Uncompleted Contracts	900	—	—
Income Taxes	859	2,291	(815)
Supplemental Retirement Plan and Other Liabilities	235	1,154	173

Cash Provided By Operating Activities	31,088	11,505	8,601

Cash Flows from Investing Activities
Acquisition of Business	(40,655)	—	—
Capital Expenditures	(2,466)	(4,325)	(9,592)
Proceeds From Sale of Fixed Assets	425	—	—
Other	(6)	(247)	(745)

Cash Used For Investing Activities	(42,702)	(4,572)	(10,337)

Cash Flows from Financing Activities
Proceeds from Long-term Debt	40,000	—	6,000
Principal Payments on Long-term Debt	(14,965)	(945)	(944)
Proceeds from Note Payable	4,176	9,100	20,800
Payments on Note Payable	(4,176)	(16,400)	(21,600)
Debt Acquisition Costs	(1,682)	(197)	(392)
Use of (Unexpended) Industrial Revenue Bond Proceeds	136	952	(1,088)
Proceeds from Exercise of Stock Options	16	329	1,162
Income Tax Benefit from Exercise of Stock Options	15	448	397

Cash Provided By (Used for) Financing Activities	23,520	(6,713)	4,335

Effect of Exchange Rates on Cash	5	—	(3)

Increase in Cash and Cash Equivalents	11,911	220	2,596
Cash and Cash Equivalents at Beginning of Year	3,038	2,818	222

Cash and Cash Equivalents at End of Year	$14,949	$3,038	$2,818

Noncash Investing and Financing Activities :
Subordinated Debt Assumed For Acquisition	$6,000	$—	$—
Treasury Stock Issued For Acquisition	3,585	—	—
Disclosure of Cash Payments for:
Interest	$2,335	$745	$1,421
Income Taxes, net	3,125	4,798	8,159

See notes to consolidated financial statements.

ASTRONICS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common							Accumulated
	Stock		Class B Stock					Other
	Shares	Par	Shares	Par	Treasury Stock		Paid-In	Comprehensive	Retained	Comprehensive
	Issued	Value	Issued	Value	Shares	Cost	Capital	Income (Loss)	Earnings	Income (Loss)

(Dollars and shares in thousands)
Balance at January 1, 2007	7,314	$73	3,696	$37	980	$(3,719)	$5,504	$(704)	$30,157
Net Income for 2007									15,391	$15,391
Currency Translation Adjustments								490		490
Retirement Liability Adjustment, Net of Income Tax Benefit of $168								(279)		(279)
Mark to Market Adjustments for Derivatives, Net of Income Tax Benefit of $28								(48)		(48)

Total Comprehensive Income										$15,554

Exercise of Stock Options and Stock Compensation Expense Including Income Tax Benefit of $397	115	1	39	—			2,329
Class B Stock Converted to Common Stock	83	1	(83)	(1)

Balance at December 31, 2007	7,512	$75	3,652	$36	980	$(3,719)	$7,833	$(541)	$45,548
Net Income for 2008									8,361	8,361
Currency Translation Adjustments								(751)		(751)
Retirement Liability Adjustment, Net of Income Tax Benefit of ($85)								(41)		(41)
Mark to Market Adjustments for Derivatives, Net of Income Tax Benefit of $49								(96)		(96)

Total Comprehensive Income										$7,473

Adjustment for Stock Distribution									(8)
Exercise of Stock Options and Stock Compensation Expense Including Income Tax Benefit of $448	50	—	32	1			1,557
Class B Stock Converted to Common Stock	460	5	(460)	(5)

Balance at December 31, 2008	8,022	$80	3,224	$32	980	$(3,719)	$9,390	$(1,429)	$53,901
Net Loss for 2009									(3,802)	(3,802)
Currency Translation Adjustments								592		592
Retirement Liability Adjustment, Net of Income Tax Benefit of ($392)								730		730
Mark to Market Adjustments for Derivatives, net of income Tax Benefit of $29								(51)		(51)

Total Comprehensive Loss										$(2,531)

Adjustment for Issuance of Treasury Shares for Acquisition					(500)	1,438	2,147
Exercise of Stock Options and Stock Compensation Expense Including Income Tax Benefit of $15	1	—	8	1			803
Class B Stock Converted to Common Stock	661	7	(661)	(7)

Balance at December 31, 2009	8,684	$87	2,571	$26	480	$(2,281)	$12,340	$(158)	$50,099

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND PRACTICES

Description of the Business

Astronics is a leading supplier of advanced, high-performance lighting systems, electrical power generation systems, aircraft safety systems, electronics systems for the global aerospace industry as well as test, training and simulation systems primarily for the military. We sell our products to airframe manufacturers (OEM’s) in the commercial transport, business jet, military markets, FAA/Airport, OEM suppliers, and aircraft operators around the world. The Company provides its products through its wholly owned subsidiaries Luminescent Systems, Inc., Luminescent Systems Canada, Inc., DME Corporation and Astronics Advanced Electronic Systems Corp. (AES). On January 30, 2009 Astronics acquired 100% of the stock of DME Corporation (DME). DME is a leading provider of military test, training and simulation equipment as well as commercial aviation safety equipment and airfield lighting systems. As a result of the acquisition of DME in January 2009 the Company has two reportable segments, Aerospace and Test Systems. The Aerospace segment designs and manufactures products for the global aerospace industry. The Test Systems segment designs, develops, manufactures and maintains communications and weapons test systems and training and simulation devices for military applications.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

Acquisitions are accounted for under the purchase method and, accordingly, the operating results for the acquired companies are included in the consolidated statements of operations from the respective dates of acquisition.

Acquisition and Proforma Information

The Company accounts for its acquisitions under ASC Topic 805 “Business Combinations and Reorganizations” (“ASC Topic 805”). ASC Topic 805 provides revised guidance on how the acquirer recognizes and measures the consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests, and goodwill acquired in a business combination. ASC Topic 805 also expands required disclosures surrounding the nature and financial effects of business combinations. Acquisition costs are expensed as incurred. The Company expensed approximately $0.1 million in acquisition costs in 2009. Acquisition costs for 2008 were $0.2 million.

On January 30, 2009, the Company acquired 100% of the common stock of DME Corporation (DME). DME is a designer and manufacturer of military test training and simulation equipment and aviation safety products. The aviation safety products are included in the Company’s Aerospace segment. The test training and simulation equipment products are included in the Company’s Test Systems segment. The addition of DME Corporation diversifies the products and technologies that Astronics offers and improves market balance by increasing military and defense content. The purchase price was approximately $50 million, comprised of approximately $40.3 million in cash, 500,000 shares of the Company’s common stock held as treasury shares, valued at approximately $3.6 million, or $7.17 per share, a $5.0 million subordinated note payable to the former shareholders plus an additional $2.0 million contingent subordinated note payable, subject to meeting revenue performance criteria in 2009. The $2.0 million will not be paid as DME failed to attain the agreed upon 2009 calendar year revenue amount. The $2.0 million contingent subordinated note payable was recorded at its estimated fair value of $1.0 million at the date of acquisition based on the requirements of ASC Topic 805. During 2009, the fair value of the contingent consideration was estimated to be zero, resulting in a $1.0 million fair value adjustment on the $2.0 million contingent subordinated note payable. This $1.0 million fair value adjustment is reported separately in the Consolidated Statement of Operations. Subsequent to the acquisition, the reduction of the estimated fair value of the contingent subordinated note payable was the result of a reduction of the probability of meeting the revenue performance criteria in 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The allocation of the purchase price paid for DME is based on fair values of the acquired assets and liabilities assumed of DME as of January 30, 2009.

The allocation of purchase price based on appraised fair values was as follows (In thousands):

Accounts Receivable	$20,546
Inventory	3,305
Other Current and Long Term Assets	613
Fixed Assets	3,704
Purchased Intangible Assets	11,500
Goodwill	18,729
Accounts Payable and Accrued Expenses	(6,450)
Billings in Excess of Recoverable Costs and Accrued Profits on Uncompleted Contracts	(1,278)
Long-term Debt and Other Liabilities	(750)

Total Purchase Price	$49,919

The amounts allocated to the purchased intangible assets consist of the following:

	Weighted	Acquisition
	Average Life	Fair Value

(In thousands)
Trade Names	N/A	$1,200
Technology	10 - 15 Years	6,300
Customer Relationships	2 - 20 Years	4,000

		$11,500

Substantially all of the goodwill and purchased intangible assets are expected to be deductible for tax purposes over 15 years. Goodwill attributable to the Aerospace segment is approximately $2.2 million. Goodwill attributable to the Test Systems segment was approximately $16.6 million at the acquisition date. The goodwill balance at December 31, 2009 was approximately $2.4 million, after a $14.2 impairment charge recorded during the fourth quarter of 2009 related to the Test Systems segment.

The following is a summary of the sales and amounts included in (loss) income from operations for DME included in the consolidated financial statements of the Company from the date of acquisition to December 31, 2009:

2009

(In thousands)
Sales
Aerospace	$15,626
Test Systems	35,597

Total Sales	$51,223

Operating Income (Loss)
Aerospace	$556
Test Systems	(18,219)

Total Operating Income (Loss)	$(17,663)

The following summary combines the consolidated results of operations of the Company with those of the acquired business for the year ended December 31, 2009 and 2008 as if the acquisition took place at the beginning of the periods presented. The pro forma consolidated results include the impact of certain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjustments, including increased interest expense on acquisition debt, amortization of purchased intangible assets and income taxes.

	2009	2008

(In thousands, except earnings per share)
Sales	$195,950	$260,429
Net (loss) income	(3,771)	12,331
Basic (loss) earnings per share	(0.35)	1.15
Diluted (loss) earnings per share	(0.35)	1.11

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the year ended December 31, 2009 and 2008. In addition, they are not intended to be a projection of future results.

Revenue and Expense Recognition

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

Cost of products sold includes the costs to manufacture products such as direct materials and labor and manufacturing overhead as well as all engineering and developmental costs. Shipping and handling costs are expensed as incurred and are included in costs of products sold. The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. These costs are expensed when incurred and included in cost of sales. Research and development, design and related engineering amounted to $27.0 million in 2009, $22.9 million in 2008 and $14.8 million in 2007.

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

Stock-Based Compensation

The Company accounts for its stock options following ASC Topic 718 “Compensation — Stock Compensation” (“ASC Topic 718”) applying the modified prospective method. This Topic requires all equity-based

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payments to employees, including grants of employee stock options, to be recognized in the statement of earnings based on the grant date fair value of the award. Under the modified prospective method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. For awards with graded vesting, the Company uses a straight-line method of attributing the value of stock-based compensation expense, subject to minimum levels of expense, based on vesting.

Under ASC Topic 718, stock compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Vesting requirements vary for directors, officers and key employees. In general, options granted to outside directors vest six months from the date of grant and options granted to officers and key employees vest with graded vesting over a five-year period, 20% each year, from the date of grant.

The excess tax benefits from share based payment arrangements were insignificant in 2009 and $0.4 million in 2008. These were classified as cash flows from financing activities.

Cash and Cash Equivalents

All highly liquid instruments with a maturity of three months or less at the time of purchase are considered cash equivalents.

Accounts Receivable

In the Aerospace segment, a trade receivable is recorded at the time of shipment of goods and transfer of title. In the Test Systems segment, receivables are recognized from long-term, fixed-price contracts using the percentage-of-completion method of accounting. Test System accounts receivable include billings and costs and estimated earnings in excess of billings on uncompleted contracts. The Company records a valuation allowance to account for potentially uncollectible accounts receivable. The allowance is determined based on Management’s knowledge of the business, specific customers, review of the receivable’s aging and a specific identification of accounts where collection is at risk.

Accounts receivable at December 31 consists of (in thousands):

	2009	2008

Accounts receivable	$23,889	$22,358
Long-term contract receivables:
Amounts billed	1,949	—
Unbilled recoverable costs and accrued profits	5,094	—

Total long-term contract receivables	7,043	—

Total receivables	30,932	22,358
Less allowance for doubtful accounts	(372)	(305)

	$30,560	$22,053

Long-term contract receivables are primarily associated with contracts with the U.S. Government. At December 31, 2009, amounts billed under long-term contracts and unbilled recoverable costs and accrued profits under long-term contracts to be billed to the US Government, were $1.4 million and $3.6 million, respectively. There were no long-term contracts at December 31, 2008.

In the fourth quarter of 2008, the Company elected to directly write off all receivables amounting to approximately $1.0 million from Eclipse Aviation Corporation, a customer that declared bankruptcy during the fourth quarter of 2008. The impact amounted to approximately a $0.6 million reduction in net income or $.06 per diluted share in 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories at December 31 are as follows:

	2009	2008

(In thousands)
Finished Goods	$6,075	$7,690
Work in Progress	3,275	8,407
Raw Material	22,559	19,489

	$31,909	$35,586

The Company records valuation reserves to provide for excess, slow moving or obsolete inventory or to reduce inventory to the lower of cost or market value. In determining the appropriate reserve, the Company considers the age of inventory on hand, the overall inventory levels in relation to forecasted demands as well as reserving for specifically identified inventory that the Company believes is no longer salable.

At December 31, 2009, the Company’s reserve for inventory valuation was $11.6 million, or 26.7% of gross inventory. At December 31, 2008, the Company’s reserve for inventory valuation was $10.5 million, or 22.7% of gross inventory. In November of 2008, Eclipse Aviation Corporation, a customer, filed for bankruptcy protection and has ceased production. In the fourth quarter of 2008, the Company recorded a reserve for certain inventory specifically used in the Eclipse 500 aircraft which is included in cost of goods sold. This charge increased the 2008 inventory valuation reserve by approximately $7.4 million, reducing 2008 net income by approximately $4.8 million or $0.45 per diluted share.

Property, Plant and Equipment

Depreciation of property, plant and equipment is computed on the straight-line method for financial reporting purposes and on accelerated methods for income tax purposes. Estimated useful lives of the assets are as follows: buildings, 40 years; machinery and equipment; 4-10 years. Leasehold improvements are amortized over the terms of the lease or the lives of the assets, whichever is shorter.

The cost of properties sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the accounts, and the resulting gain or loss, as well as maintenance and repair expenses, are reflected in income. Replacements and improvements are capitalized.

Depreciation expense was approximately $4.1 million, $3.7 million and $2.9 million in 2009, 2008 and 2007, respectively. No interest costs were capitalized in 2009 and 2008. In the fourth quarter of 2008, the Company recorded a charge in cost of goods sold, for certain equipment relating to the Eclipse 500 aircraft. This charge amounted to approximately $1.6 million which is included in cost of goods sold and is classified as an impairment in the Consolidated Statements of Cash Flows.

Goodwill

The Company does not amortize goodwill. The Company tests goodwill at the reporting unit level on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has four reporting units, however only three reporting units have goodwill and are subject to the goodwill impairment test. The impairment test consists of comparing the fair value of the reporting unit, determined using discounted cash flows, with its carrying amount including goodwill, and, if the carrying amount of the reporting unit exceeds its fair value, comparing the implied fair value of goodwill with its carrying amount. An impairment loss would be recognized for the carrying amount of goodwill in excess of its implied fair value. See Note 9 for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

further information regarding the goodwill impairment charge in 2009, relating to our Test Systems reporting unit.

Intangible Assets

Acquired intangibles are generally valued based upon future economic benefits such as earnings and cash flows. Acquired identifiable intangible assets are recorded at cost and are amortized over their estimated useful lives. Acquired intangible assets with an indefinite life are not amortized, but are reviewed for impairment at least annually or more frequently whenever events or changes in circumstances indicate that the carrying amount of those assets are below its estimated fair value. See Note 10 for further information regarding the impairment charge in 2009 relating to intangible assets in our Test Systems reporting unit.

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

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, notes payable, long-term debt and interest rate swaps. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral and the Company does not hold or issue financial instruments for trading purposes. Due to their short-term nature the carrying value of cash and equivalents, accounts receivable, accounts payable, and notes payable approximate fair value. The carrying value of the Company’s variable rate long-term debt also approximates fair value due to the variable rate feature of these instruments. The carrying value of the subordinated promissory note approximates its fair value based on management’s estimation that a current interest rate would not differ materially from the stated rate. The Company’s interest rate swaps are recorded at fair value as described under “Fair Value.”

Derivatives

The Company records all derivatives on the balance sheet at fair value and as long term with the related gains or losses deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (AOCI). The accounting for changes in the fair value of derivatives depends on the intended use and resulting designation. During 2009 and 2008, the Company’s use of derivative instruments was limited to a cash flow hedge for interest rate risk associated with long-term debt. Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At December 31, 2009, we had interest rate swaps consisting of the following:

a) An interest rate swap with a notional amount of approximately $2.9 million, entered into on February 2006, related to the Company’s Series 1999 New York Industrial Revenue Bond which effectively fixes the rate at 3.99% plus a spread based on the Company’s leverage ratio on this $2.9 million obligation through 2016.

b) An interest rate swap with a notional amount of $17.0 million, entered into on March 19, 2009 related to $17.0 million of the Company’s $40.0 million term note issued January 30, 2009. The swap effectively fixes the LIBOR rate at 2.115% on the notional amount (which decreases in concert with the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

scheduled note repayment schedule).The swap agreement became effective October 1, 2009 and expires January 30, 2014. The notional amount at December 31, 2009 was $17.0 million.

At December 31, 2009 and 2008, the fair value of interest rate swaps was a liability of $0.4 million and $0.3 million, respectively, which is included in other long-term liabilities.

To the extent the interest rate swaps are not perfectly effective in offsetting the change in the value of the payments being hedged; the ineffective portion of these contracts is recognized in earnings immediately as interest expense. Ineffectiveness was not significant in 2009, 2008 or 2007. For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change. The Company classifies the cash flows from hedging transactions in the same category as the cash flows from the respective hedged items. The Company reclassified $0.2 million and $0.1 million from accumulated other comprehensive loss to interest expense during 2009 and 2008, respectively. Amounts reclassified in 2007 were insignificant. Amounts expected to be reclassified during 2010 are not likely to be significant.

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

The FASB issued ASC Topic 740-10 “Overall — Uncertainty in Income Taxes” (“ASC Topic 740-10”) which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. ASC Topic 740-10 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of ASC Topic 740-10 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.

Should the Company need to accrue a liability for unrecognized tax benefits, any interest associated with that liability will be recorded as interest expense. Penalties, if any, would be recognized as operating expenses. There are no penalties or interest liability accrued as of December 31, 2009. The years under which we conducted our evaluation coincided with the tax years currently still subject to examination by major federal and state tax jurisdictions, those being 2005 through 2009.

Earnings per Share

Earnings per share computations are based upon the following table:

	2009	2008	2007

(In thousands, except per share data)
Net (Loss) Income	$(3,802)	$8,361	$15,391

Basic earnings weighted average shares	10,733	10,237	10,104
Net effect of dilutive stock options	—	413	607

Diluted earnings weighted average shares	10,733	10,650	10,711

Basic (loss) earnings per share	$(0.35)	$0.82	$1.52

Diluted (loss) earnings per share	$(0.35)	$0.79	$1.44

There is no dilutive effect of the stock options for the year ended December 31, 2009 since the impact would be anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reserved Common Stock

At December 31, 2009, approximately 4.0 million shares of common stock were reserved for issuance upon conversion of the Class B stock, exercise of stock options and purchases under the Employee Stock Purchase Plan. Class B Stock is identical to Common Stock, except Class B Stock has ten votes per share, is automatically converted to Common Stock on a one for one basis when sold or transferred, and cannot receive dividends unless an equal or greater amount of dividends is declared on Common Stock.

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

Comprehensive Income

Comprehensive income consists primarily of net income (loss) and the after-tax impact of currency translation adjustments, mark to market adjustments for derivatives and retirement liability adjustments. Income taxes related to derivatives and retirement liability adjustments within other comprehensive income are generally recorded based on an effective tax rate of approximately 35%. No income tax effect is recorded for currency translation adjustments.

The accumulated balances of the components of other comprehensive loss net of tax, at December 31, 2009 and 2008 are as follows:

	2009	2008

(In thousands)
Accumulated foreign currency translation	$1,105	$513
Accumulated loss on derivative adjustment net of tax benefit of approximately $0.1 million for both December 31, 2009 and 2008	(242)	(191)
Accumulated retirement liability adjustment net of tax benefit of approximately $0.6 million and $0.9 million at December 31, 2009 and 2008, respectively	(1,021)	(1,751)

	$(158)	$(1,429)

Fair Value

ASC Topic 820, “Fair value Measurements and Disclosures”, (“ASC Topic 820”) defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. ASC Topic 820 defines fair value based upon an exit price model.

ASC Topic 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2009 and 2008:

	Asset	Liability	Level 1	Level 2	Level 3

(In thousands)
Interest rate swaps
2009	$—	$(373)	$—	$(373)	$—
2008	—	(293)	—	(293)	—

Interest rate swaps are securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.

The contingent $2.0 million subordinated promissory note payable (as part of the acquisition of DME) does not have Level 1 or Level 2 inputs and therefore was measured at fair value at the acquisition date and on a recurring basis, based upon the Company’s assumptions regarding the likelihood of meeting the revenue performance criteria. The Company’s assumptions (inputs) consider projected revenue for DME for 2009, including consideration of existing contracts, backlog and current economic conditions impacting the business. Therefore this fair value measurement is classified as Level 3 inputs. The $2.0 million contingent subordinated note payable was recorded at its estimated fair value of $1.0 million at the date of acquisition based on the requirements of ASC Topic 805. During 2009, the Company recognized as income, a $1.0 million fair value adjustment based on the Company’s estimate of meeting the performance criterion. At December 31, 2009, the criterion was not met and the contingent note payable is no longer outstanding.

In accordance with the provisions of ASC Topic 350 “Intangibles — Goodwill and Other” the Company recorded a $14.2 million goodwill impairment charge related to the Test System reporting unit to write down goodwill to its implied fair value of $2.4 million. The Company utilizes a discounted cash flow analysis to estimate the fair value of reporting units utilizing unobservable inputs. The fair value measurement of the reporting unit under the step-one and step-two analysis of the goodwill impairment test are classified as Level 3 inputs.

During 2009 the Company also recorded an impairment charge to write down to fair value indefinite-lived trade name intangible assets and amortizing intangible assets consisting of technology and customer relationships of its Test System reporting unit. The impairment charge for the trade names was $0.7 million based on the determined fair value of $0.5 million. The impairment charges for the technology and customer relationships were based on an undiscounted cash flow analysis at the asset group level, consisting of the Test System reporting unit. As a result of the projected undiscounted cash flows being less than the carrying value of the net assets of the reporting unit, the intangible assets were written down to fair value based on a discounted cash flow analysis. The impairment charge was $3.6 million for technology and $0.9 million for customer relationships. These impairment charges were the result of the revised downward estimates of future revenues and cash flows of the Test Systems reporting unit. The fair value measurements were calculated using unobservable inputs classified as Level 3 inputs, requiring significant management judgment due to the absence of quoted market prices or observable inputs for assets of a similar nature.

Foreign Currency Translation

The Company accounts for its foreign currency translation in accordance with ASC Topic 830, Foreign Currency Translation. The aggregate transaction gain or loss included in operations was insignificant for 2009, 2008 and 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends

The Company has not paid any cash dividends in the three-year period ended December 31, 2009. It has no plans to pay cash dividends as it plans to retain all cash from operations as a source of capital to finance growth in the business. The Company’s ability to pay dividends is limited by covenants contained in the Company’s Credit Agreement as discussed in Note 2.

Recent Accounting Pronouncements

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

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” to establish principles and requirements for subsequent events. The guidance sets forth the date after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The guidance also identifies the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date. The guidance is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted the provisions of the guidance during the year ended December 31, 2009 and its impact on the Company’s disclosures was not significant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 —	LONG-TERM DEBT AND NOTE PAYABLE

Long-term debt consists of the following:

	2009	2008

(In thousands)
Senior Term Notes, payable $2.0 million in January 2010, $1.0 million quarterly from April 2010 through October 2012, $2.0 million quarterly in 2013 with a balloon payment of $5.0 million in January 2014. Interest is at LIBOR plus between 2.75% and 4.0% (3.48% at December 31, 2009)	$26,000	$—
Subordinated promissory note with interest fixed at 6.0% payable in 2014	5,000	—
Series 2007 Industrial Revenue Bonds issued through the Erie County, New York Industrial Development Agency payable $260 in 2010 and $340 from 2011 through 2027 with interest reset weekly (3.70% at December 31, 2009)	6,000	6,000
Series 1999 Industrial Revenue Bonds issued through the Erie County, New York Industrial Development Agency payable $350 annually through 2019 with interest reset weekly (3.70% at December 31, 2009)	2,945	3,295
Series 1998 Industrial Revenue Bonds issued through the Business Finance Authority of the State of New Hampshire payable $400 annually through 2018 with interest reset weekly (3.70% at December 31, 2009)	3,650	4,050
Note Payable at Canadian Prime payable $11 monthly through 2016 plus interest (Canadian Prime was 2.25% at December 31, 2009)	1,027	1,026
Capital Lease Obligations and Other	154	75

	44,776	14,446
Less current maturities	6,238	920

	$38,538	$13,526

Principal maturities of long-term debt are approximately $6.2 million in 2010, $5.3 million in 2011 and 2012, $9.3 million in 2013 and $11.2 million in 2014.

On January 30, 2009, the Company amended its existing $60 million credit facility by entering into an $85 million Amended and Restated Credit Agreement dated as of January 30, 2009, with HSBC Bank USA, National Association, Bank of America, N.A. and KeyBank National Association to finance its acquisition of DME Corporation. The Credit Agreement provided for a five-year, $40 million senior secured term loan with interest at LIBOR plus between 2.25% and 3.50%. The proceeds of the term loan were used to finance the acquisition. The Credit Agreement also provided for a revolving credit line of $45 million for working capital requirements and is committed for three years through January 2012, with interest at LIBOR plus between 2.25% and 3.50%. In addition, the Company is required to pay a commitment fee of between 0.30% and 0.50% on the unused portion of the total credit commitment for the preceding quarter, based on the Company’s leverage ratio under the Credit Agreement. The credit facility allocated up to $20 million of the $45 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. The amended credit facility contains various covenants. The covenant for minimum fixed charge coverage, defined as the ratio of the sum of net income, interest expense, provision for taxes based on income, total depreciation expense, total amortization expense, other non-cash items reducing net income minus other non-cash items increasing net income minus capital expenditures, minus cash taxes paid and dividends paid to interest expense plus scheduled principal payments on long-term debt calculated on a rolling four-quarter basis was 1.25. The covenant for maximum leverage, defined as the ratio of the sum of net income, interest expense, provision for taxes based on income, total depreciation expense, total amortization expense, other non-cash items reducing net income minus other non-cash items increasing net income to funded debt calculated on a rolling four-quarter basis was 2.75. The covenant for minimum net worth, defined as total stockholder equity shall not be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

less than $57.0 million increased annually by adding 50% of net income. The covenant for maximum capital expenditures is $10 million annually. The Company’s ability to pay dividends is limited by Minimum Net Worth and Minimum Fixed Charge Coverage Ratio covenants contained in the Company’s new Credit Agreement.

On December 23, 2009, the Company amended the credit facility (“Amendment No. 2”), including modifications to certain financial covenants. The fixed charge coverage ratio now ranges from 1.05 to 1.25 from December 31, 2009 through March 31, 2012, when it becomes fixed at 1.25. The maximum leverage ratio now ranges from 2.75 to 3.25 from December 31, 2009 through September 30, 2011 when it becomes fixed at 2.75. The minimum net worth covenant shall not be less than a base amount of approximately $57.0 million. This base amount will be increased annually starting in 2010 by adding 50% of net income for each year.

Also, in conjunction with Amendment No. 2, the Company:

•	Prepaid $8.0 million of principal on its Senior Term Notes,

•	Reduced the scheduled quarterly principal payments on the Senior Term Notes from $2.0 million to $1.0 million per quarter beginning with the April 1, 2010 scheduled payment extending through the October 1, 2012 scheduled payment,

•	Increased the applicable margin on its pricing grid by 50 basis points. Interest is at LIBOR plus between 2.75% and 4.50%,

•	Reduced the maximum revolver from $45.0 million to $35.0 million and

•	Paid 50 basis points as an amendment fee totaling approximately $0.3 million on the date of the Amendment.

The Company believes it will be compliant for the foreseeable future with all the credit facility covenants.

The Company had nothing outstanding on its revolving credit facility at December 31, 2009 and 2008. For working capital requirements, the Company had available on its credit facility, $15.5 million and $60.0 million at December 31, 2009 and 2008, respectively. The credit facility allocates up to $20 million of the revolving credit line for the issuance of letters of credit, including certain existing letters of credit totaling approximately $13.5 million at December 31, 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date of grant and options granted to officers and key employees straight line vest over a five-year period from the date of grant.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted average fair value of the options was $3.90, $4.02 and, $11.18 for options granted during the year ended December 31, 2009, 2008 and 2007, respectively.

The weighted average fair value for these options was estimated at the date of grant using a Black- Scholes option pricing model with the following weighted-average assumptions:

	2009	2008	2007

Risk-free interest rate	2.50% - 2.87%	2.09% - 3.73%	3.7% - 4.5%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	0.40 - 0.41	0.37 - 0.39	0.34 - 0.38
Expected life in years	7.5 - 8.0	7.0 - 8.0	7.0 - 8.0

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

The following table provides compensation expense information based on the fair value of stock options for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

(In thousands)
Stock compensation expense included in net (loss) income	$773	$803	$771
Tax benefit	(74)	(87)	(136)

Stock compensation expense, net of tax	$699	$716	$635

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2009			2008			2007
		Weighted			Weighted			Weighted
		Average	Aggregate		Average	Aggregate		Average	Aggregate
		Exercise	Intrinsic		Exercise	Intrinsic		Exercise	Intrinsic
	Options	Price	Value	Options	Price	Value	Options	Price	Value

(Aggregate intrinsic value in thousands)
Outstanding at January 1	1,059,693	$7.48	$1,134	996,549	$7.04	$1,853	1,022,728	$5.85	$28,792
Options Granted	200,420	7.82	147	144,985	8.68	31	65,238	23.34	696
Options Exercised	(20,787)	4.68	(80)	(81,841)	4.33	(374)	(90,416)	5.35	(2,590)
Options Forfeited	(6,000)	7.35	(7)	—	—	—	(1,000)	4.39	(30)

Outstanding at December 31	1,233,326	$7.58	$1,194	1,059,693	$7.48	$1,510	996,549	$7.04	$26,868

Exercisable at December 31	874,966	$6.77	$1,557	755,120	$6.46	$1,842	710,836	$5.79	$20,049

The aggregate intrinsic value in the preceding table represents the total pretax option holder’s intrinsic value, based on the Company’s closing stock price of Common Stock which would have been received by the option holders had all option holders exercised their options as of that date. The Company’s closing stock price of Common Stock was $8.55, $8.90 and $34.00 as of December 31, 2009, 2008 and 2007, respectively.

The weighted average fair value of options vested during 2009, 2008 and 2007 was $8.14, $8.80 and $3.50, respectively. At December 31, 2009, total compensation costs related to non-vested awards not yet recognized amounts to $1.6 million and will be recognized over a weighted average period of 2.4 years.

The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of December 31, 2009:

	Outstanding			Exercisable
		Weighted Average
		Remaining Life	Weighted Average		Weighted Average
Exercise Price Range	Shares	in Years	Exercise Price	Shares	Exercise Price

$4.07-$6.12	585,615	3.89	$4.49	568,991	$4.47
$7.35-$10.73	503,061	7.65	8.09	207,233	8.38
$13.89-$15.29	110,662	7.20	14.14	85,147	14.22
$31.85	33,988	7.97	31.85	13,595	31.85

	1,233,326	5.84	7.58	874,966	6.77

The Company established Incentive Stock Option Plans for the purpose of attracting and retaining executive officers and key employees, and to align management’s interest with those of the shareholders. Generally, the options must be exercised within ten years from the grant date and vest ratably over a five-year period. The exercise price for the options is equal to the fair market value at the date of grant. At December 31, 2009, the Company had options outstanding for 1,045,006 shares under the plan. At December 31, 2009, 239,684 options were available for future grant under the plan established in 2001.

The Company established the Directors Stock Option Plans for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors, and to align their interest with those of the shareholders. The options must be exercised within ten years from the grant date. The exercise price for the option is equal to the fair market value at the date of grant and vests six months from the grant date. At

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, the Company had options outstanding for 188,320 shares under the plans. At December 31, 2009, there were 158,878 options available for future grants under the plan established in 2005.

In addition to the options discussed above, the Company has established the Employee Stock Purchase Plan to encourage employees to invest in Astronics Corporation. The plan provides employees that have been with the Company for at least a year the opportunity to invest up to 20% of their cash compensation (up to an annual maximum of approximately $21,000) in Astronics common stock at a price equal to 85% of the fair market value of the Astronics common stock, determined each October 1. Employees are allowed to enroll annually. Employees indicate the number of shares they wish to obtain through the program and their intention to pay for the shares through payroll deductions over the annual cycle of October 1 through September 30. Employees can withdraw anytime during the annual cycle, and all money withheld from the employees pay is returned with interest. If an employee remains enrolled in the program, enough money will have been withheld from the employees’ pay during the year to pay for all the shares that the employee opted for under the program. At December 31, 2009, employees had subscribed to purchase 126,752 shares at $7.53 per share. The weighted average fair value of the options was $2.09, $4.15 and $9.11 for options granted during the year ended December 31, 2009, 2008 and 2007, respectively. None of the 2007 and 2008 options were exercised.

The fair value for the options granted under the Employee Stock Purchase plan was estimated at the date of grant using a Black- Scholes option pricing model with the following weighted-average assumptions:

	2009	2008	2007

Risk-free interest rate	0.41%	1.53%	3.20%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	.40	.38	.38
Expected life in years	1.0	1.0	1.0

NOTE 4 —	INCOME TAXES

Pretax income from the Company’s foreign subsidiary amounted to $0.3 million, $0.5 million and $1.1 million for 2009, 2008 and 2007, respectively. The balances of pretax earnings for each of those years were domestic.

The (benefit) provision for income taxes consists of the following:

	2009	2008	2007

(In thousands)
Current
US Federal	$3,840	$7,331	$7,495
State	198	137	93
Foreign	(68)	19	141
Deferred	(7,914)	(3,558)	(122)

	$(3,944)	$3,929	$7,607

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effective tax rates differ from the statutory federal income tax as follows:

	2009	2008	2007

Statutory Federal Income Tax (Benefit) Rate	(35.0)%	35.0%	35.0%
Permanent Items, Net	(0.8)%	(1.9)%	(1.0)%
Foreign Taxes (benefits)	(2.4)%	(1.4)%	(1.2)%
State Income Tax, Net of Federal Income Tax Benefit	(2.7)%	0.1%	0.4%
Research and Development Tax Credits	(10.5)%	—%	—%
Other	0.5%	0.2%	(0.1)%

Effective tax rates	(50.9)%	32.0%	33.1%

For 2009, the difference between our effective tax rates and the federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rates and the utilization of available research and development tax credits. Reflected in the utilization of available research and development tax credits, we recorded as a reduction of current tax expense, a net tax benefit of $0.9 million consisting of a $1.8 million benefit, net of a $0.9 million reserve. For 2008, the majority of the difference was due to the impact of permanent differences, utilization of foreign research and development tax credits and foreign taxes as a percentage of pretax income. In 2007, the Company recorded an increase of $0.6 million in its valuation allowance, reducing the Company’s deferred tax asset relating to state and foreign tax credit carryforwards to approximately zero. As a result, the Company recorded a non-cash charge to income tax expense of $0.5 million net of the federal tax benefit in 2007. These state and foreign tax credit forwards will expire between 2015 through 2024.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2009 and 2008 are as follows:

	2009	2008

(In thousands)
Deferred tax assets:
Goodwill and Intangibles	$7,095	$—
Asset reserves	3,654	5,001
Deferred compensation	3,321	3,544
State and Foreign tax credit carryforwards, net of federal tax	731	680
Customer Advanced Payments and Deferred Revenue	531	645
Other	298	288

Total gross deferred tax assets	15,630	10,158
Valuation allowance for deferred tax assets related to state and foreign tax credit carryforwards, net of federal tax	(731)	(680)

Deferred tax assets	14,899	9,478

Deferred tax liabilities:
Goodwill and Intangibles	$—	$408
Depreciation	3,103	2,960

Deferred tax liabilities	3,103	3,368

Net deferred tax asset	$11,796	$6,110

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net deferred tax assets and liabilities are presented in the consolidated balance sheet as follows at December 31, 2009 and 2008:

	2009	2008

(In thousands)
Deferred tax asset — current	$3,665	$4,955
Deferred tax asset — long-term	8,131	1,155

Net deferred tax asset	$11,796	$6,110

We have unrecognized tax benefits which, if ultimately recognized, will reduce our annual effective tax rate. Reserves for uncertain income tax positions have been recorded pursuant to ASC Topic 740-10 and consist primarily of $0.9 million of reserves for research and development tax credits as of December 31, 2009. A reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties, is as follows:

	2009	2008	2007

(In thousands)
Balance at beginning of period	$130	$230	$230
Increases (decreases) as a result of tax positions taken in prior years	(130)	(100)	—
Increases as a result of tax positions taken in current year	940	—	—

Balance at end of period	$940	$130	$230

The research and development tax credits are subject to audit and acceptance by tax regulatory agencies. An estimate of the range of possible change during 2010 to the reserves on those credits cannot be made as of December 31, 2009.

NOTE 5 —	PROFIT SHARING/401(K) PLAN

The Company and all its subsidiaries excluding DME participate in a qualified Profit Sharing/401(k) Plan for the benefit of its eligible full-time employees. The Profit Sharing/401(k) Plan provides for annual contributions based on percentages of pretax income. In addition, employees may contribute a portion of their salary to the 401(k) plan which is partially matched by the Company. The plan may be amended or terminated at any time. Total charges to income before income taxes for the plan were $1.0 million, $1.5 million and $1.9 million in 2009, 2008 and 2007, respectively.

DME has a qualified Profit Sharing/401(k) Savings Plan and Trust for the benefit of its eligible full-time employees. The Profit Sharing Plan provides for annual contributions based on management’s discretion. Employees may contribute a portion of their salary to the 401(k) plan which is partially matched by the Company at management’s discretion. The plan may be amended or terminated at any time. Total charges to income before income taxes for the plan were $0.2 million in 2009.

NOTE 6 —	SUPPLEMENTAL RETIREMENT PLAN AND RELATED POST RETIREMENT BENEFITS

The Company accounts for the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan in accordance with the recognition and disclosure provisions of ASC Topic 715 “Compensation, Retirement Benefits” (“ASC Topic 715”), which requires the Company to recognize the funded status in its balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represented the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of ASC Topic 715, all of which were previously netted against the plan’s funded status in the Company’s balance sheet. These amounts will be subsequently

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized as net periodic pension cost pursuant to the Company’s historical policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income.

Unrecognized prior service costs of $0.7 million ($0.4 million net of tax) and unrecognized actuarial losses $0.4 million ($0.3 million net of tax) are included in accumulated other comprehensive income at December 31, 2009 and have not yet been recognized in net periodic pension cost. The prior service cost included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year-ended December 31, 2010 is $0.1 million ($0.1 million net of tax). The actuarial loss included in accumulated other comprehensive income expected to be recognized in net periodic pension cost during the fiscal year-ended December 31, 2010 is insignificant.

The Company has a nonqualified supplemental retirement defined benefit plan (the “Plan”) for certain current and retired executives. The Plan provides for benefits based upon average annual compensation and years of service, less offsets for Social Security and Profit Sharing benefits. It is the Company’s intent to fund the benefits as they become payable, since no plan assets exist at December 31, 2009 or 2008.

The reconciliation of the beginning and ending balances of the projected benefit obligation for the year ended December 31, 2009 and 2008 and the accumulated benefit obligation at December 31, 2009 and 2008 is as follows:

	December 31,	December 31,
	2009	2008

(In thousands)
Funded Status
Projected Benefit Obligation
Beginning of Year — January 1	$6,498	$6,343
Service Cost	51	48
Interest Cost	365	355
Actuarial (Gain) Loss	(897)	100
Benefits Paid	(348)	(348)

End of Year — December 31	$5,669	$6,498

The decrease in the projected benefit obligation is due primarily to the increase in the discount rate, differences between estimated and actual salaries and changes in beneficiary status.

The assumptions used to calculate the benefit obligation as of December 31, 2009 and 2008 are as follows:

	2009	2008

Discount Rate	6.00%	5.75%
Future Average Compensation Increases	5.00%	5.00%

The unfunded status of the plan of $5.7 million at December 31, 2009 is recognized in the accompanying statement of financial position as a current accrued pension liability of $0.3 million and a long-term accrued pension liability of $5.4 million. This also is the expected Company contribution to the plan, since the plan is unfunded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the components of the net periodic cost for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

(In thousands)
Net Periodic Cost
Service Cost — Benefits Earned During Period	$51	$48	$38
Interest Cost	365	355	321
Amortization of Prior Service Cost	108	109	109
Amortization of Losses	33	29	4

Net Periodic Cost	$557	$541	$472

The assumptions used to determine the net periodic cost are as follows:

	2009	2008	2007

Discount Rate	5.75%	5.75%	5.75%
Future Average Compensation Increases	5.00%	5.00%	5.00%

The Company expects the benefits to be paid in each of the next five years to be $0.3 million and $1.7 million in the aggregate for the next five years after that. This also is the expected Company contribution to the plan, since no plan assets exist at December 31, 2009 or 2008.

Participants in the nonqualified supplemental retirement plan are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The measurement date for determining the plan obligation and cost is December 31.

The reconciliation of the beginning and ending balances of the projected benefit obligation for the year ended December 31, 2009 and 2008 and the accumulated benefit obligation at December 31, 2009 and 2008 is as follows:

	December 31,	December 31,
	2009	2008

(In thousands)
Funded Status
Projected Benefit Obligation
Beginning of Year — January 1	$903	$859
Service Cost	7	6
Interest Cost	50	48
Actuarial Loss	(37)	37
Benefits Paid	(52)	(47)

End of Year — December 31	$871	$903

The assumptions used to calculate the post retirement benefit obligation as of December 31, 2009 and 2008 are as follows:

	2009	2008

Discount Rate	6.00%	5.75%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the components of the net periodic cost for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

(In thousands)
Net Periodic Cost
Service Cost — Benefits Earned During Period	$7	$6	$6
Interest Cost	50	48	46
Amortization of Prior Service Cost	34	34	34
Amortization of Losses	11	9	7

Net Periodic Cost	$102	$97	$93

The assumptions used to determine the net periodic cost are as follows:

	2009	2008	2007

Discount Rate	5.75%	5.75%	5.75%
Future Average Healthcare Benefit Increases	10.00%	12.00%	12.00%

The Company estimates that the prior service costs and net losses in accumulated other comprehensive income for medical, dental and long-term care insurance benefits as of December 31, 2009, that will be recognized as components of net periodic benefit cost during the year ended December 31, 2010 for the Plan will be insignificant. For measurement purposes, a 10% and 12% annual increase in the cost of health care benefits was assumed for 2009 and 2008, respectively, gradually decreasing to 5.0% in 2014 and years thereafter. A one percentage point increase in this rate would increase the post retirement benefit obligation by approximately $0.1 million, and a one percentage point decrease in this rate would decrease the post retirement benefit obligation by approximately $0.1 million. The Company expects the benefits to be paid in each of the next five years to be $0.1 million and $0.3 million in the aggregate for the next five years after that. This also is the expected Company contribution to the plan, as it is unfunded.

NOTE 7 —	SELECTED QUARTERLY FINANCIAL INFORMATION

The following table summarizes selected quarterly financial information for 2009 and 2008:

	Quarter Ended
	Dec. 31,	Oct. 3,	July 4,	April 4,	Dec. 31,	Sept. 27,	June 28,	March 29,
	2009	2009	2009	2009	2008	2008	2008	2008

(Unaudited)
(In thousands, except for per share data)
Sales	$45,576	$48,586	$47,024	$50,015	$44,381	$40,363	$47,889	$41,089
Gross Profit (sales less cost of products sold)	9,899	10,120	8,724	8,530	1,943	7,908	12,123	8,499
(Loss) Income before Tax	(16,122)	3,618	2,704	2,054	(3,061)	3,636	7,645	4,070
Net (Loss) Income	(9,655)	2,496	1,956	1,401	(1,781)	2,379	5,116	2,647
Basic (Loss) Earnings per Share	(.90)	0.23	0.18	0.13	(.17)	0.23	0.50	0.26
Diluted (Loss) Earnings per Share	(.90)	0.23	0.18	0.13	(.17)	0.22	0.48	0.25

In the fourth quarter of 2009, the Company recorded an impairment loss of approximately $19.4 million relating to the purchased intangibles and goodwill in its Test System segment. See Notes 9 and 10 for further discussion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the fourth quarter of 2008, Eclipse Aviation Corporation filed for bankruptcy protection. As a result, the Company recorded charges of $9.0 million, included as part of cost of goods sold for inventory and equipment write-offs and $1.0 million included in selling, general and administrative expenses for the bad debt expense and in the Consolidated Statements of Cash Flows as an impairment.

There is no dilutive effect of the stock options for the quarter-ended December 31, 2009 and 2008 as the impact would be anti-dilutive.

NOTE 8 —	COMMITMENTS AND CONTINGENCIES

The Company leases certain office and manufacturing facilities as well as equipment under various lease contracts with terms that meet the accounting definition of operating leases. These arrangements may include fair value renewal or purchase options. Rental expense for the years ended December 31, 2009, 2008 and 2007 was $3.3 million, $1.9 million and $1.8 million, respectively. The following table represents future minimum lease payment commitments as of December 31, 2009:

	2010	2011	2012	2013	2014	Thereafter	Total

(In thousands)
Minimum Lease Payments	$2,916	$2,920	$2,956	$1,687	$1,321	$973	$12,773

From time to time the Company may enter into purchase agreements with suppliers under which there is a commitment to buy a minimum amount of product. Purchase commitments outstanding at December 31, 2009 were $24.4 million. These commitments are not reflected as liabilities in the Company’s Balance Sheet.

NOTE 9 —	GOODWILL

The following table summarizes the changes in the carrying amount of goodwill for 2009 and 2008:

	2009	2008

(In thousands)
Balance at January 1,	$2,582	$3,048
Acquisition	18,729	—
Impairment charge	(14,142)	—
Foreign currency translations	324	(466)

Balance at December 31,	$7,493	$2,582

As discussed in Note 1, goodwill is not amortized but is periodically tested for impairment, in accordance with the provisions of ASC Topic 350 “Intangibles — Goodwill and Other” (“ASC Topic 350”). Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The fair value of a reporting unit is determined using a discounted cash flow methodology. The Company’s reporting units are determined based upon whether discrete financial information is available and regularly reviewed whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation. The Company’s reporting units identified under ASC Topic 350 are at the component level, or one level below the reporting segment level as defined under ASC Topic 280 “Segment Reporting” (“ASC Topic 280”). The Company has four reporting units however only three reporting units have goodwill. The Company had only one reporting unit with goodwill at December 31, 2008.

Under ASC Topic 350, the measurement of impairment of goodwill consists of two steps. In the first step, we compare the fair value of each reporting unit to its carrying value. As part of our impairment analysis, we determined the fair value of each of our reporting units with goodwill using the income approach. The income approach uses a discounted cash flow methodology to determine fair value. This methodology recognizes value based on the expected receipt of future economic benefits. Key assumptions in the income approach include a free cash flow projection, an estimated discount rate, a long-term growth rate and a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

terminal value. These assumptions are based upon our experience, current market trends and future expectations. During fiscal 2009, the generally weak economic conditions resulted in a decline in business and a reduction in forecasted cash flows. Based on this evaluation, we determined that the fair value of one of the reporting units was less than its carrying value. Following this assessment, ASC Topic 350 required us to perform a second step in order to determine the implied fair value of goodwill in this reporting unit and to compare it to its carrying value. The activities in the second step included hypothetically valuing all of the tangible and intangible assets of the impaired reporting unit using market participant assumptions, as if the reporting unit had been acquired in a business combination as of the date of the valuation.

As a result of this assessment, the Company recorded an impairment charge of approximately $14.2 million in the December 31, 2009 consolidated statement of operations. The impairment loss was incurred in the Test Systems segment and is reported on the Impairment Loss line of the Consolidated Statements of Operations. No impairment losses related to goodwill were recorded during 2008 or 2007. The aggregate amount of the impairment loss recognized against goodwill is approximately $14.2 million at December 31, 2009. There was no aggregate impairment loss at December 31, 2008. None of this loss related to goodwill is immediately deductible for tax purposes. The majority of goodwill is expensed over 15 years for tax purposes.

NOTE 10 —	INTANGIBLE ASSETS

The following table summarizes acquired intangible assets as follows:

	December 31, 2009			December 31, 2008
	Weighted	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Average Life	Amount	Amortization	Amount	Amortization

(In thousands)
Patents	12 Years	$1,271	$487	$1,271	$388
Trade Names	N/A	1,053	—	553	—
Completed and Unpatented Technology	10 - 15 Years	3,177	718	487	191
Government Contracts	6 Years	347	284	347	226
Backlog and Customer relationships	3 - 20 Years	3,385	2,153	314	314

Total Intangible Assets		$9,233	$3,642	$2,972	$1,119

Amortization is computed on the straight-line method for financial reporting purposes based on amounts recorded at December 31, 2009. Amortization expense was $2.5 million, $0.2 million and $0.2 million for 2009, 2008 and 2007, respectively. Amortization expense for each of the next five years is expected to amount to approximately $0.4 million each year from 2010 through 2014.

For indefinite-lived intangible assets, the impairment test consists of comparing the fair value determined using discounted projected cash flows, with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its fair value. For the year ended December 31, 2009, the Company recorded a $0.7 million impairment charge related to Trade Names assigned to the Company’s Test Systems reporting unit, as of the annual impairment test date of November 1. There was no impairment loss taken in 2008 and 2007. The impairment loss is reported on the Impairment Loss line of the Consolidated Statement of Operations.

Intangible assets that are amortized are evaluated for recoverability whenever adverse effects or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test consists of comparing the fair value determined using projected cash flows, with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its fair value. For the year ended December 31, 2009, the Company recorded an impairment charge related to its amortized intangible assets of its test systems reporting unit amounting to approximately $4.5 million, based upon an evaluation as of November 1, 2009. There was no impairment loss taken in 2008 and 2007. The impairment loss is reported on the Impairment Loss line of the Consolidated Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	WARRANTY

In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. The Company determines warranty reserves needed by product line based on experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	2009	2008	2007

(In thousands)
Balance at beginning of year	$1,212	$1,164	$823
Warranties issued	3,419	1,128	751
Warranties settled	(1,484)	(1,080)	(410)

Balance at end of the year	$3,147	$1,212	$1,164

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 —	SEGMENTS

Segment information for the years ended 2009, 2008 and 2007 and reconciliations to consolidated amounts are as follows:

	2009	2008	2007

Sales:
Aerospace	$155,605	$173,722	$158,240
Test Systems	35,596	—	—

Sales	$191,201	$173,722	$158,240

Operating (loss) profit and margins:
Aerospace	$16,274	$16,253	$27,324
	10.5%	9.4%	17.3%
Test Systems	(18,219)	—	—
	(51.2)%	—%	—%

Total operating (loss) profit	(1,945)	16,253	27,324
	(1.0)%	9.4%	17.3%
Deductions from operating (loss) profit:
Interest expense	(2,533)	(694)	(1,370)
Corporate and other expenses, net	(3,268)	(3,269)	(2,956)

(Loss) earnings before income taxes	$(7,746)	$12,290	$22,998

Depreciation and amortization:
Aerospace	$4,053	$4,038	$3,365
Test Systems	2,585	—	—
Corporate	704	104	75

Total depreciation and amortization	$7,342	$4,142	$3,440

Identifiable assets:
Aerospace	$92,472	$92,279	$95,146
Test Systems	16,073	—	—
Corporate	30,169	12,395	8,975

Total assets	$138,714	$104,674	$104,121

Capital expenditures:
Aerospace	$2,116	$4,298	$9,563
Test Systems	350	—	—
Corporate	—	27	29

Total capital expenditures	$2,466	$4,325	$9,592

Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment. The operating loss in the Test Systems segment includes a goodwill impairment loss of approximately $14.2 million and a purchased intangible impairment loss of approximately $5.2 million. At December 31, 2009, goodwill amounted to $5.1 million in the Aerospace segment and $2.4 million in the Test Systems segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s sales by geographic region:

	2009	2008	2007

(In thousands)
North America	$165,123	$147,944	$128,563
Asia	10,867	10,221	12,802
Europe	13,391	13,802	15,891
South America	1,659	1,486	632
Other	161	269	352

	$191,201	$173,722	$158,240

Sales recorded by the Company’s Canadian operations were $10.1 million in 2009, $11.2 million in 2008 and $11.2 million in 2007. Net income from this operation was $0.4 million in 2009, $0.5 million in 2008 and $1.1 million in 2007. Net Assets held outside of the United States total $2.9 million at December 31, 2009 and $1.8 million at December 31, 2008. The exchange gain included in determining net income was $0.3 million and $0.2 million in 2009 and 2008, respectively and was insignificant in 2007. Cumulative translation adjustments amounted to $1.1 million, $0.5 million and $1.3 million at December 31, 2009, 2008 and 2007, respectively.

The Company has a significant concentration of business with two major customers, Panasonic Aviation Corporation and the U.S. Government. Sales to Panasonic Avionics in the Aerospace segment accounted for approximately 19.4% of sales in 2009, 24.9% of sales in 2008 and 27.7% of sales in 2007. Accounts receivable from this customer at December 31, 2009 and 2008 were approximately $3.9 million and $2.2 million, respectively. In the Aerospace segment sales to the U.S. Government accounted for approximately 8.1% of sales in 2009, 4.0% of sales in 2008 and 3.3% of sales in 2007 In the Test Systems segment sales to the U.S. Government accounted for approximately 69.4% of sales in 2009. Accounts receivable from this customer at December 31, 2009 and 2008 were $2.6 million and $0.4 million, respectively.

All the Company’s property, plant and equipment is located in North America.

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

Management’s report on Internal Control over Financial Reporting

See the report appearing under item 8, Financial Statements and Supplemental Data on page 27 of this report.

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

The information regarding directors is contained under the captions “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference to the 2010 Proxy.

The executive officers of the Company, their ages, their positions and offices with the Company, and the date each assumed their office with the Company, are as follows:

Name and Age		Year First
of Executive Officer	Positions and Offices with Astronics	Elected Officer

Peter J. Gundermann Age 47	President, Chief Executive Officer and Director of the Company	2001
David C. Burney Age 47	Vice President-Finance, Treasurer, Secretary and Chief Financial Officer of the Company	2003

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The documents filed as a part of this report are as follows:

1. The following financial statements are included:

(i)	Consolidated Statements of Operations for the years ended December 31, 2009, December 31, 2008 and December 31, 2007
(ii)	Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008
(iii)	Consolidated Statements of Cash Flows for the years ended December 31, 2009, December 31, 2008 and December 31, 2007
(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2009, December 31, 2008 and December 31, 2007
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

3. Exhibits

Exhibit No.		Description

3	(a)	Restated Certificate of Incorporation, as amended, incorporated by reference to the registrant’s 2008 Annual Report on Form 10-K, Exhibit 3(a), filed March 11, 2009.
	(b)	By-Laws, as amended, incorporated by reference to the registrant’s 2008 Annual Report on Form 10-K, Exhibit 3(b), filed March 11, 2009
4	.1(a)	$60,000,000 Credit Agreement with HSBC Bank USA, dated May 13, 2008, incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1, filed May 16, 2008
	(b)	Amended and Restated Credit Agreement with HSBC Bank USA, dated January 27, 2009, incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1, filed January 30, 2009
	(c)	Amendment No. 2 to the Amended and Restated Credit Agreement dated as of December 23, 2009 among Astronics Corporation, the Lenders party thereto, HSBC Bank USA, National Association., incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1, filed December 28, 2009
10	.1*	Restated Thrift and Profit Sharing Retirement Plan; incorporated by reference to exhibit 10.1 of the Registrant’s December 31, 1994 Annual Report on Form 10-KSB.
10	.2*	1992 Incentive Stock Option Plan; incorporated by reference to the Registrant’s definitive proxy statement dated March 30, 1992.
10	.3*	1997 Director Stock Option Plan; incorporated by reference to the Registrant’s definitive proxy statement dated March 14, 1997.
10	.4*	2001 Stock Option Plan; incorporated by reference to the Registrant’s definitive proxy statement dated March 19, 2001.
10	.5*	Non-Qualified Supplemental Retirement Plan; incorporated by reference from the Registrant’s 1999 Annual Report on Form 10-K.
10	.6*	Employment Termination Benefits Agreement Dated December 16, 2003 between Astronics Corporation and Peter J. Gundermann, President and Chief Executive Officer of Astronics Corporation ; incorporated by reference from the Registrant’s 2003 Annual Report on Form 10-K.

Exhibit No.		Description

10	.7*	Employment Termination Benefits Agreement Dated December 16, 2003 between Astronics Corporation and David C. Burney, Vice President and Chief Financial Officer of Astronics Corporation ; incorporated by reference from the Registrant’s 2003 Annual Report on Form 10-K.
10	.8*	2005 Director Stock Option Plan incorporated by reference to Exhibit 10.15 to the Registrant’s 2004 Annual Report on Form 10-K.
10.9		Stock Purchase Agreement By and Among Astronics Corporation, DME Corporation and the Shareholders of DME Corporation dated January 28, 2009, incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1, filed January 30, 2009
10	.10*	First Amendment of the Astronics Corporation Supplemental Retirement Plan, incorporated by reference to the registrant’s 2008 Annual Report on Form 10-K, Exhibit 10.10, filed March 11, 2009
10	.11*	First Amendment of the Employment Termination Benefits Agreement Dated December 30, 2008 between Astronics Corporation and Peter J. Gundermann, President and Chief Executive Officer of Astronics, incorporated by reference to the registrant’s 2008 Annual Report on Form 10-K, Exhibit 10.11, filed March 11, 2009 of Astronics Corporation.
10	.12*	First Amendment of the Employment Termination Benefits Agreement Dated December 30, 2008 between Astronics Corporation and David C. Burney, Vice President and Chief Financial Officer of Astronics Corporation , incorporated by reference to the registrant’s 2008 Annual Report on Form 10-K, Exhibit 10.12, filed March 11, 2009
21		Subsidiaries of the Registrant; filed herewith.
23		Consent of Independent Registered Public Accounting Firm; filed herewith.
31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002; filed herewith
31.2		Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002; filed herewith
32		Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; filed herewith

*	identifies a management contract or compensatory plan or arrangement as required by Item 15(a) (3) of Form 10-K.

SCHEDULE II

Valuation and Qualifying Accounts

			Balance at the		Charged to		Balance at
			Beginning of		Cost and	(Write-Offs)	End of
Year		Description	Period	Acquisitions	Expense	Recoveries	Period

(In thousands	)
2009		Allowance for Doubtful Accounts	$305	$20	$(22)	$69	$372
		Reserve for Inventory Valuation	10,465	443	1,036	(323)	11,621
		Deferred Tax Valuation Allowance	680	—	62	(11)	731
2008		Allowance for Doubtful Accounts	514	—	898	(1,107)	305
		Reserve for Inventory Valuation	4,082	—	8,008	(1,625)	10,465
		Deferred Tax Valuation Allowance	769	—	(35)	(54)	680
2007		Allowance for Doubtful Accounts	314	—	230	(30)	514
		Reserve for Inventory Valuation	4,134	—	517	(569)	4,082
		Allowance for Notes Receivable	590	—	—	(590)	—
		Deferred Tax Valuation Allowance	313	—	456	—	769

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on March 1, 2010.

Astronics Corporation
By /s/ Peter J. Gundermann Peter J. Gundermann President and Chief Executive Officer	By /s/ David C. Burney David C. Burney, Vice President-Finance, ChiefFinancial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter J. Gundermann Peter J. Gundermann	President, Chief Executive Officer (Principal Executive Officer)	March 1, 2010

/s/ David C. Burney David C. Burney	Vice President — Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 1, 2010

/s/ Raymond W. Boushie Raymond W. Boushie	Director	March 1, 2010

/s/ Robert T. Brady Robert T. Brady	Director	March 1, 2010

/s/ John B. Drenning John B. Drenning	Director	March 1, 2010

/s/ Peter J. Gundermann Peter J. Gundermann	Director	March 1, 2010

/s/ Kevin T. Keane Kevin T. Keane	Director	March 1, 2010

/s/ Robert J. McKenna Robert J. McKenna	Director	March 1, 2010