Form 10-Q
period 2010-04-03
ASTRONICS CORP
filed 2010-05-07
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 3, 2010
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
Yes ☐ No ☑
As of April 3, 2010 10,804,347 shares of common stock were outstanding consisting of 8,565,743 shares of common stock ($.01 par value) and 2,238,604 shares of Class B common stock ($.01 par value).

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ASTRONICS CORPORATION
Consolidated Condensed Balance Sheets
April 3, 2010 with Comparative Figures for December 31, 2009
(dollars in thousands except per share amounts)

	April 3,	December 31,
	2010	2009
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$12,678	$14,949
Accounts Receivable, net of allowance for doubtful accounts	30,831	30,560
Inventories	31,716	31,909
Other Current Assets	4,966	5,075

Total Current Assets	80,191	82,493

Property, Plant and Equipment — net of accumulated depreciation and amortization of $24,881 and $23,859, respectively	31,174	31,243

Deferred Income Taxes	7,916	8,131
Other Assets	3,697	3,763
Intangible Assets, net of accumulated amortization	5,453	5,591
Goodwill	7,610	7,493

Total Assets	$136,041	$138,714

Current Liabilities:
Current Maturities of Long-term Debt	$5,245	$6,238
Accounts Payable	6,982	7,405
Accrued Expenses	9,344	8,620
Accrued Income Taxes	727	242
Billings in Excess of Recoverable Costs and Accrued Profits on Uncompleted Contracts	1,738	2,179
Customer Advance Payments and Deferred Revenue	2,169	4,952

Total Current Liabilities	26,205	29,636

Long-term Debt	36,523	38,538
Other Liabilities	9,285	10,427

Total Liabilities	72,013	78,601

Shareholders’ Equity:
Common Stock, $.01 par value — Authorized 20,000,000 Shares, issued 8,744,181 in 2010 and 8,684,088 in 2009	87	87
Convertible Class B Stock, $.01 par value — Authorized 5,000,000 Shares, issued 2,540,479 in 2010 and 2,571,245 in 2009	26	26
Additional Paid-in Capital	12,679	12,340
Accumulated Other Comprehensive Income (Loss)	18	(158)
Retained Earnings	53,499	50,099

	66,309	62,394

Less Treasury Stock: 480,313 shares in both 2010 and 2009	2,281	2,281

Total Shareholders’ Equity	64,028	60,113

Total Liabilities and Shareholders’ Equity	$136,041	$138,714

See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Operations and Retained Earnings
Three Months Ended April 3, 2010
With Comparative Figures for 2009
(Unaudited)
(dollars in thousands except per share data)

	Three Months Ended
	April 3,	April 4,
	2010	2009

Sales	$46,936	$50,015

Costs and Expenses:
Cost of products sold	35,390	41,485

Gross Profit	11,546	8,530

Selling, general and administrative expenses	5,466	6,065

Income from operations	6,080	2,465

Interest expense, net of interest income of $12 in 2010 and $ — in 2009	599	424
Other expense (income)	(38)	(13)

Income Before Income Taxes	5,519	2,054
Provision for Income Taxes	2,119	653

Net Income	$3,400	$1,401

Retained Earnings:
Beginning of period	50,099	53,901

End of period	$53,499	$55,302

Earnings per share:
Basic	$0.31	$0.13

Diluted	$0.31	$0.13

Average Common Shares Outstanding:
Basic	10,797	10,612

Diluted	10,966	10,768

See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Cash Flows
Three Months Ended April 3, 2010
with Comparative Figures for 2009
(Unaudited)
(dollars in thousands)

	April 3,	April 4,
	2010	2009
Cash Flows from Operating Activities:
Net Income	$3,400	$1,401
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	1,239	1,740
Provision for Non-Cash Losses on Inventory and Receivables	502	230
Stock Compensation Expense	212	185
Deferred Tax Expense (Benefit)	801	(244)
Other	(59)	31
Cash Flows from Changes in Operating Assets and Liabilities:
Accounts Receivable	(205)	(2,886)
Inventories	(212)	2,738
Accounts Payable	(441)	(451)
Other Current Assets and Liabilities	(713)	(345)
Billings in Excess of Recoverable Costs and Accrued Profits on Uncompleted Contracts	(441)	(596)
Customer Advanced Payments and Deferred Revenue	(2,783)	(89)
Income Taxes	494	868
Supplemental Retirement and Other Liabilities	(221)	334

Cash Provided by Operating Activities	1,573	2,916

Cash Flows from Investing Activities:
Acquisition of Business	—	(40,655)
Capital Expenditures	(875)	(968)
Other	(40)	27

Cash Used For Investing Activities	(915)	(41,596)

Cash Flows from Financing Activities:
Net Proceeds (Payments) Long-term Debt	(3,058)	37,943
Net Proceeds from Note Payable	—	200
Debt Acquisition Costs	—	(1,342)
Other	127	31

Cash (Used For) Provided By Financing Activities	(2,931)	36,832

Effect of Exchange Rates on Cash	2	(1)

Decrease in Cash and Cash Equivalents	(2,271)	(1,849)

Cash and Cash Equivalents at Beginning of Period	14,949	3,038

Cash and Cash Equivalents at End of Period	$12,678	$1,189

See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Notes to Consolidated Condensed Financial Statements
April 3, 2010
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
Operating Results
The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the three month period ended April 3, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
For further information, refer to the financial statements and footnotes thereto included in Astronics Corporation’s 2009 annual report on Form 10-K.
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
Cost of products sold includes the costs to manufacture products such as direct materials and labor and manufacturing overhead as well as all engineering and developmental costs. Shipping and handling costs are expensed as incurred and are included in costs of products sold. The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. These costs are expensed when incurred and included in cost of sales. Research and development, design and related engineering amounted to $7.1 million and $7.4 million for the three months ended April 3, 2010 and April 4, 2009 respectively.

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
A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of April 3, 2010 and December 31, 2009:

(in thousands)	Asset	Liability		Level 1	Level 2	Level 3

Interest rate swaps
April 3, 2010	$—	$	(465)	$—	$(465)	$—
December 31, 2009	—		(373)	—	(373)	—
Interest rate swaps are securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.
In accordance with the provisions of ASC Topic 350 “Intangibles — Goodwill and Other” the Company estimates the fair value of reporting units, utilizing unobservable Level 3 inputs. Level 3 inputs require significant management judgment due to the absence of quoted market prices or observable inputs for assets of a similar nature.
At December 31, 2009, the fair value of goodwill and intangible assets classified using Level 3 inputs were as follows:
•	The fair value measurement of goodwill in the Test Systems reporting unit is $2.4 million. Inputs used to calculate the fair value were a combination of revenue growth rates and profit margins based on internal forecasts, terminal value, and weighted-average cost of capital used to discount future cash flows. There was no change in fair value from December 31, 2009.
•	The fair value measurement of indefinite-lived trade name intangible assets in the Test Systems reporting unit is $0.5 million. Inputs used to calculate the fair value were internal forecasts used to estimate discounted future cash flows. There was no change in fair value from December 31, 2009.
•	The fair value measurement of amortized intangible assets in the Test Systems reporting unit is $3.5 million. Inputs used to calculate the fair value were internal forecasts used to estimate discounted future cash flows. There was no change in fair value from December 31, 2009.
As of April 3, 2010, the Company concluded that no indicators of goodwill impairment existed and an interim test was not performed.

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
Derivatives
The Company records all derivatives on the balance sheet at fair value with the related gains or losses deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (AOCI). The accounting for changes in the fair value of derivatives depends on the intended use and resulting designation. The Company’s use of derivative instruments was limited to a cash flow hedge for interest rate risk associated with long-term debt. Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At April 3, 2010, we had interest rate swaps consisting of the following:
a)	An interest rate swap with a notional amount of approximately $2.9 million, entered into on February 2006, related to the Company’s Series 1999 New York Industrial Revenue Bond which effectively fixes the rate at 3.99% plus a spread based on the Company’s leverage ratio on this obligation through 2016.
b)	An interest rate swap with a notional amount of $15.0 million. The swap effectively fixes the LIBOR rate at 2.115% on the notional amount (which decreases in concert with the scheduled note repayment schedule).The swap agreement became effective October 1, 2009 and expires January 30, 2014.
To the extent the interest rate swaps are not perfectly effective in offsetting the change in the value of the payments being hedged; the ineffective portion of these contracts is recognized in earnings immediately. All of the Company’s cash flow hedges are considered to be highly effective. Amounts to be reclassified to income through the remainder of 2010 are not expected to be significant.
Long-term Debt and Notes Payable
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
The Company had no balance outstanding on its revolving credit facility at April 3, 2010 and December 31, 2009, respectively. The revolving credit facility provides for borrowing up to $35.0 million. For working capital requirements, the Company had available on its credit facility, $32.6 million and $15.5 million at April 3, 2010 and December 31, 2009, respectively. The credit facility allocates up to $20 million of the revolving credit line for the issuance of letters of credit, including certain existing letters of credit totaling approximately $13.5 million at April 3, 2010.
Foreign Currency Translation
The Company accounts for its foreign currency translation in accordance with ASC Topic 830, Foreign Currency Translation. The aggregate transaction gain or loss included in determining net income was insignificant for the periods ending April 3, 2010 and April 4, 2009.

Income Taxes
The FASB issued ASC Topic 740-10 ”Overall — Uncertainty in Income Taxes“ (“ASC Topic 740-10”) which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. ASC Topic 740-10 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of ASC Topic 740-10 and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.
Should the Company need to accrue a liability for unrecognized tax benefits, any interest associated with that liability will be recorded as interest expense. Penalties, if any, would be recognized as operating expenses. There are no penalties or interest liability accrued as of April 3, 2010 and December 31, 2009. The years under which we conducted our evaluation coincided with the tax years currently still subject to examination by major federal and state tax jurisdictions, those being 2005 through 2010.
Accounting Pronouncements Adopted in 2010
On January 1, 2010, the Company adopted the new provisions of ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). ASU No. 2010-06 provides revised guidance on improving disclosures about valuation techniques and inputs to fair value measurements. The impact on the Company’s disclosures was not significant.
2) Inventories
Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

	April 3,	December 31,
(in thousands)	2010	2009

Finished Goods	$6,431	$6,075
Work in Progress	5,399	3,275
Raw Material	19,886	22,559

	$31,716	$31,909

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
3) Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill for 2010:

		Foreign
	December 31,	Currency	April 3,
(in thousands)	2009	Translation	2010
Aerospace	$5,093	117	5,210
Test Systems	2,400	—	2,400

Total	$7,493	117	7,610

The following table summarizes acquired intangible assets as follows:

		April 3, 2010		December 31, 2009
	Weighted	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in thousands)	Average Life	Amount	Amortization	Amount	Amortization
Patents	12 Years	$1,271	$513	$1,271	$487
Trade Names	N/A	1,053	—	1,053	—
Completed and Unpatented Technology	10 – 15 Years	3,177	781	3,177	718
Government Contracts	6 Years	347	298	347	284
Backlog and Customer Relationships	3 – 20 Years	3,385	2,188	3,385	2,153

Total Intangible Assets		$9,233	$3,780	$9,233	$3,642

All acquired intangible assets other than goodwill and trade names are being amortized. Amortization expense was approximately $0.1 million and $0.6 million for the three months ended April 3, 2010 and April 4, 2009, respectively. Amortization expense for each of the next five years is estimated to be approximately $0.4 million for the balance of 2010 and $0.4 million for 2011, 2012, 2013 and 2014.
4) Comprehensive Income and Accumulated Other Comprehensive Income
The components of comprehensive income are as follows:

	Three Months Ended
	April 3,	April 4,
(in thousands)	2010	2009
Net income	$3,400	$1,401
Other comprehensive income:
Foreign currency translation adjustments	214	57
Accumulated Retirement Liability Adjustment, net of tax of $13 and $17 in 2010 and 2009, respectively	23	30
Loss on derivatives, net of tax of $31 in 2010 and $14 in 2009	(61)	(25)

Comprehensive income	$3,576	$1,463

The components of accumulated other comprehensive income (loss) is as follows:

	April 3,	December 31,
(in thousands)	2010	2009
Accumulated foreign currency translation	$1,319	$1,105
Accumulated loss on derivative adjustment	(303)	(242)
Accumulated retirement liability adjustment	(998)	(1,021)

Accumulated other comprehensive income	$18	$(158)

5) Supplemental Retirement Plan and Related Post Retirement Benefits
The Company has a non-qualified supplemental retirement defined benefit plan for certain executives. The following table sets forth information regarding the net periodic pension cost for the plan.

	Three Months Ended
	April 3,	April 4,
(in thousands)	2010	2009
Service cost	$10	$13
Interest cost	82	91
Amortization of prior service cost	27	27
Amortization of net actuarial losses	—	8

Net periodic cost	$119	$139

Participants in the non-qualified supplemental retirement plan are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The following table sets forth information regarding the net periodic cost recognized for those benefits:

	Three Months Ended
	April 3,	April 4,
(in thousands)	2010	2009
Service cost	$1	$2
Interest cost	13	13
Amortization of prior service cost	6	8
Amortization of net actuarial losses	3	3

Net periodic cost	$23	$26

6) Sales to Major Customers
The Company has a significant concentration of business with two customers.
Sales to Panasonic Avionics Corporation amounted to approximately 31% and 18% of revenue during the first quarter 2010 and 2009, respectively. Accounts receivable from this customer amounted to $5.7 and $2.4 million as of April 3, 2010 and December 31, 2009, respectively.
Sales to the United States Government amounted to approximately 12% and 18% of revenue during the first quarter 2010 and 2009, respectively. Accounts receivable from this customer amounted to $2.8 and $4.7 million as of April 3, 2010 and December 31, 2009, respectively.
7) Product Warranties
In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. The Company determines warranty reserves needed by product line based on experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended
	April 3,	April 4,
(in thousands)	2010	2009
Balance at beginning of period	$3,147	$1,212
Warranties issued	217	20
Warranties settled	(306)	(28)
Reassessed warranty exposure	(613)	—

Balance at end of period	$2,445	$1,204

8) Segment Information
Below are the sales and operating profit by segment for the three months ended April 3, 2010 and April 4, 2009 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is the net sales less cost of sales and other operating expenses excluding interest and other expenses and corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment.

	Three Months Ended
	April 3,	April 4,
(in thousands)	2010	2009
Sales
Aerospace	$43,190	$41,818
Test Systems	3,746	8,197

Sales	$46,936	$50,015

Operating Profit and Margins
Aerospace	$6,742	$3,395
	15.6%	8.1%

Test Systems	187	198
	5.0%	2.4%

Total Operating Profit	6,929	3,593
	14.8%	7.2%
Deductions from Operating Profit
Interest Expense	599	424
Corporate Expenses and Other	811	1,115

Income Before Income Taxes	$5,519	$2,054

Identifiable Assets

	April 3,	December 31,
(in thousands)	2010	2009
Aerospace	$93,009	$92,472
Test Systems	15,168	16,073
Corporate	27,864	30,169

Total Assets	$136,041	$138,714

9) Earnings Per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended
	April 3,	April 4,
(in thousands)	2010	2009

Basic earnings per share weighted average shares	10,797	10,612
Net effect of dilutive stock options	169	156

Diluted earnings per share weighted average shares	10,966	10,768

10) Income Taxes
The effective tax rate was approximately 38.4% for the first quarter of 2010 and 31.8% for the first quarter of 2009. The effective tax rate for the first quarter of 2010 was impacted by an increase in the reserve against R&D tax credits in the amount of $0.1 million. The lower effective rate in 2009 was due primarily to decreased foreign taxes of approximately $0.1 million offset slightly by increases in state taxes.
11) Acquisition
On January 30, 2009, the Company acquired 100% of the common stock of DME Corporation (DME). DME is a designer and manufacturer of military test training and simulation equipment and aviation safety products. The following summary, prepared on a pro forma basis, combines the consolidated results of operations of the Company with those of the acquired business as if the acquisition took place on January 1, 2009. The pro forma consolidated results include the impact of certain adjustments, including increased interest expense on acquisition debt, amortization of purchased intangible assets and income taxes.

	April 4, 2009	April 4, 2009
(in thousands, except earnings per share)	as reported	Proforma
Sales	$50,015	$54,764
Net Income	1,401	1,432
Basic earnings per share	0.13	0.13
Diluted earnings per share	0.13	0.13
The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the three months ended April 4, 2009. The pro forma results not intended to be a projection of future results.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10-K for the year ended December 31, 2009.)
OVERVIEW
Astronics Corporation, through its subsidiaries Astronics Advanced Electronic Systems Corp., Luminescent Systems Inc., Luminescent Systems Canada Inc. and DME Corporation designs and manufactures electrical power generation systems, control and distribution systems, lighting systems and components, aircraft safety products and test, training and simulation systems. The Company operates in two distinct segments, Aerospace and Test Systems and has six principal facilities located in New York State, Washington State, New Hampshire, two in Florida and one in Quebec, Canada.
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
CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Three Months Ended
	April 3,	April 4,
	2010	2009
Sales	$46,936	$50,015
Gross Margin	24.6%	17.1%
SG&A Expenses as a Percentage of Sales	11.6%	12.1%
Interest Expense	599	424
Effective Tax Rate	38.4%	31.8%
Net Earnings	3,400	1,401
Consolidated sales for the first quarter of 2010 decreased 6.2% to $46.9 million compared to $50.0 million for the same period last year. Increased Aerospace sales of $1.4 million were more than offset by decreased Test Systems sales of $4.5 million. Revenue in 2009 includes only two months of revenue from DME, which was acquired on January 30, 2009.
Consolidated gross margins improved from 17.1% in the first quarter of 2009 to 24.6% in the first quarter of 2010. The improved margins were a result of improved margins in our Aerospace segment as leverage was achieved from increased sales volumes and reductions to our cost structure as well as a favorable sales mix as compared with the first quarter of last year.
Selling, general and administrative and other (SG&A) expenses were approximately $5.4 million, or 11.5% of sales in the first quarter of 2010, when compared to $6.1 million, or 12.1% of sales in the same period last year. Last years’ first quarter included higher amortization costs relating to the acquired DME intangible assets of $0.5 million and costs related to that acquisition of $0.2 million.
Net interest expense increased by $0.2 million from $0.4 million to $0.6 million, due to increased interest rates and higher deferred financing fees when compared with the same period last year.

The effective tax rate was approximately 38.4% for the first quarter of 2010 and 31.8% for the first quarter of 2009. The effective tax rate for the first quarter of 2010 was impacted by an increase in the reserve against R & D tax credits in the amount of $0.1 million. The lower effective rate in 2009 was due primarily to decreased foreign taxes of approximately $0.1 million offset slightly by increases in state taxes and the 2010 tax rate includes an increase to our reserve for research and development tax credits.
Net income for the first quarter of 2010 was $3.4 million or $0.31 per diluted share, an increase of $2.0 million from $1.4 million, or $0.13 per diluted share in the first quarter of 2009. The earnings per share increase in 2010 was due to the increased net income compared with last year’s first quarter.
SEGMENT RESULTS OF OPERATIONS AND OUTLOOK
Operating profit, as presented below, is sales less cost of sales and other operating expenses, excluding interest expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment. Operating profit is reconciled to earnings before income taxes in Note 8 of the Notes to Consolidated Condensed Financial Statements included in this report.
AEROSPACE

	Three Months Ended
	April 3,	April 4,
(In thousands)	2010	2009

Sales	$43,190	$41,818
Operating profit	$6,742	$3,395
Operating Margin	15.6%	8.1%
Total Assets	$93,009	$102,130
Backlog	$83,116	$85,400
Aerospace Sales by Market

	Three Months Ended
	April 3,	April 4,
(In thousands)	2010	2009
Commercial Transport	$27,445	$23,006
Military	8,398	10,486
Business Jet	5,592	6,522
FAA/Airport	1,755	1,804

	$43,190	$41,818

Aerospace Sales by Product Line

	Three Months Ended
	April 3,	April 4,
(In thousands)	2010	2009
Cabin Electronics	$21,496	$16,502
Aircraft Lighting	15,733	18,051
Airframe Power	4,206	5,461
Airfield Lighting	1,755	1,804

	$43,190	$41,818

The sales increase to the commercial transport market was a result of increased volume due in part to the timing of shipments and in part to a general improvement of the commercial transport market, as airlines increased their procurement and installation of in-flight entertainment and in-seat power systems. Sales to the business jet market were lower due to lower volumes, as the business jet manufacturers build rates were lower than last year and demand for our products decreased. Military sales are lower primarily as a result of the conclusion of shipments of our power conditioning unit for the Tactical Tomahawk missile in the third quarter of 2009 and lower shipment rates for lighting products.
Aerospace operating profit for the first quarter of 2010 was $6.7 million, or 15.6% of sales, compared with $3.4 million, or 8.1% of sales, in the same period last year. Margin improvement was due to the leverage provided on the increased sales volume, the effect of cost reductions and favorable product mix.

2010 Outlook for Aerospace — We are maintaining our sales forecast for 2010 for our Aerospace segment to be in the range of $145 million to $155 million.
TEST SYSTEMS

	Three Months Ended
	April 3,	April 4,
(In thousands)	2010	2009
Net sales	$3,746	$8,197
Operating profit	$187	$198
Operating Margin	5.0%	2.4%
Total Assets	$15,168	$49,104
Backlog	$9,644	$26,300
All of the Test Systems segment revenue is from the Military market. Sales for our Test Systems segment were $3.7 million in the first quarter of 2010 compared to $8.2 million in the first quarter of 2009. The decrease in the Test Systems segment sales reflects the low rate of new orders received during the past year and the resulting low backlog level compared to last year.
Operating profit was $0.2 million in the first quarter of 2010 or 5.0% compared to $0.2 million in the first quarter of 2009 or 2.4% of sales. Amortization costs decreased by $0.4 million as compared with the same period last year and savings have been realized by cost reductions. Additionally, the operating profit reflects a reduction in our estimated warranty liability of $0.7 million.
2010 Outlook for Test Systems — We are maintaining our sales forecast for 2010 for our Test Systems segment to be in the range of $25 million to $35 million. Bookings improved over the fourth quarter of 2009 to $3.6 million but remain low. The backlog at the end of the first quarter of 2010 is $9.6 million. We remain hopeful that the opportunities we have identified will become part of our backlog during the year but the new order rate has been slower than expected. To achieve this level of sales for 2010 new sales orders need to increase during the next two quarters as compared with the first quarter of 2010. Our 2010 sales forecast for the Test Systems segment includes $6.3 million of our backlog at the end of the first quarter and an additional $10.0 million to $20.0 million for new orders yet to be received.
LIQUIDITY
Cash provided by operating activities totaled $1.6 million during the first three months of 2010, as compared with $2.9 million of cash provided by operations during the first three months of 2009. The change was due primarily to the increased net income being offset by increased investment in net working capital components.
Cash used in investing activities was $0.9 million in the first three months of 2010, a decrease in use of $40.7 million when compared to $41.6 million used in the first three months of 2009. This decrease was primarily due to the acquisition of DME in the prior year.
In the first three months of 2010 cash used by financing activities totaled $2.9 million compared to cash provided by financing activities of $36.8 million in the first three months of 2009. The change was due primarily to the additional debt in 2009 used to acquire DME and the use of cash in 2010 to pay down debt.
Our expectation for 2010 is that capital equipment expenditures will approximate $2.5 million to $3.5 million. Future capital requirements depend on numerous factors, including expansion of existing product lines and introduction of new products. Management believes that the Company’s cash flow from operations and revolving credit facility will be sufficient to provide funding for future capital requirements.
The Company’s obligations under its Credit Agreement are jointly and severally guaranteed by Astronics Advanced Electronic Systems Corp., Luminescent Systems, Inc. and DME Corporation, each a wholly-owned domestic subsidiary of the Company. The obligations are secured by a first priority lien on substantially all of the Company’s and the guarantors’ assets and 100% of the issued and outstanding equity interest of each subsidiary.
The Company had no balance outstanding on its revolving credit facility at April 3, 2010 and December 31, 2009, respectively. For working capital requirements, the Company had available on its credit facility, $32.6 million and $15.5 million at April 3, 2010 and December 31, 2009, respectively. The credit facility allocates up to $20 million of the revolving credit line for the issuance of letters of credit, including certain existing letters of credit totaling approximately $13.5 million at April 3, 2010. At April 3, 2010, the Company was in compliance with all of the covenants pursuant to the credit facility.

BACKLOG
The Company’s backlog at April 3, 2010 was $92.8 million compared with $85.4 million at December 31, 2009 and $111.7 million at April 4, 2009.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Company’s contractual obligations and commercial commitments have not changed materially from those disclosed in the Company’s Form 10-K for the year ended December 31, 2009.
MARKET RISK
The Company believes that there have been no material changes in the current year regarding the market risk information for its exposure to currency exchange rates or interest rate fluctuations. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a complete discussion of the Company’s market risk.
CRITICAL ACCOUNTING POLICIES
Refer to the Company’s annual report on Form 10-K for the year ended December 31, 2009 for a complete discussion of the Company’s critical accounting policies.
RECENT ACCOUNTING PRONOUNCEMENTS
See Part 1, Note 1 to the Financial Statements — Basis of Presentation, Accounting Pronouncements Adopted in 2010
FORWARD-LOOKING STATEMENTS
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Market Risk in Item 2, above.
Item 4. Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 3, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 3, 2010.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1a Risk Factors.
In addition to other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or results of operations. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.
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
The Company has a significant concentration of business with two customers, Panasonic Avionics Corporation and the US Government, where a significant reduction in sales would negatively impact our sales and earnings. We provide Panasonic with cabin electronics products which, in total were approximately 31% of revenue during the 1st quarter of 2010. We provide the US Government with military products which, in total were approximately 12% of revenue during the 1st quarter of 2010.
Item 2. Unregistered sales of equity securities and use of proceeds.
(c) The following table summarizes the Company’s purchases of its common stock for the quarter ended April 3, 2010:

			(c) Total number of	(d) Maximum
	(a) Total		shares Purchased as	Number of Shares
	number of	(b) Average	part of Publicly	that May Yet Be
	shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs
January 1 – January 30, 2010	—	—	—	541,195
January 31 – February 27, 2010	—	—	—	541,195
February 28 – April 3, 2010	—	—	—	541,195

Total	—	—	—	541,195

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

ASTRONICS CORPORATION
(Registrant)
Date: May 7, 2010	By:	/s/ David C. Burney
David C. Burney
Vice President-Finance and Treasurer (Principal Financial Officer)