Form 10-Q
period 2010-07-03
ASTRONICS CORP
filed 2010-08-05
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 3, 2010 or

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
Yes ☐ No ☑
As of July 3, 2010, 10,807,519 shares of common stock were outstanding consisting of 8,598,163 shares of common stock ($.01 par value) and 2,209,356 shares of Class B common stock ($.01 par value).

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ASTRONICS CORPORATION
Consolidated Condensed Balance Sheets
July 3, 2010 with Comparative Figures for December 31, 2009
(dollars in thousands except per share amounts)

	July 3,	December 31,
	2010	2009
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$16,412	$14,949
Accounts Receivable, net of allowance for doubtful accounts	28,128	30,560
Inventories	32,501	31,909
Other Current Assets	6,584	5,075

Total Current Assets	83,625	82,493

Property, Plant and Equipment — net of accumulated depreciation and amortization of $25,745 and $23,859, respectively	30,813	31,243

Deferred Income Taxes	7,368	8,131
Other Assets	3,647	3,763
Intangible Assets, net of accumulated amortization	5,315	5,591
Goodwill	7,472	7,493

Total Assets	$138,240	$138,714

Current Liabilities:
Current Maturities of Long-term Debt	$5,239	$6,238
Accounts Payable	8,860	7,405
Accrued Expenses	10,105	8,620
Accrued Income Taxes	—	242
Billings in Excess of Recoverable Costs and Accrued Profits on Uncompleted Contracts	1,588	2,179
Customer Advance Payments and Deferred Revenue	1,794	4,952

Total Current Liabilities	27,586	29,636

Long-term Debt	35,015	38,538
Other Liabilities	9,234	10,427

Total Liabilities	71,835	78,601

Shareholders’ Equity:
Common Stock, $.01 par value — Authorized 20,000,000 Shares, issued 8,776,601 in 2010 and 8,684,088 in 2009	88	87
Convertible Class B Stock, $.01 par value — Authorized 5,000,000 Shares, issued 2,511,231 in 2010 and 2,571,245 in 2009	25	26
Additional Paid-in Capital	12,941	12,340
Accumulated Other Comprehensive Loss	(297)	(158)
Retained Earnings	55,929	50,099

	68,686	62,394

Less Treasury Stock: 480,313 shares in both 2010 and 2009	2,281	2,281

Total Shareholders’ Equity	66,405	60,113

Total Liabilities and Shareholders’ Equity	$138,240	$138,714

See notes to consolidated condensed financial statements

ASTRONICS CORPORATION
Consolidated Condensed Statements of Operations and Retained Earnings
Six Months and Three Months Ended July 3, 2010
With Comparative Figures for 2009
(Unaudited)
(dollars in thousands except per share data)

	Six Months Ended		Three Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009

Sales	$94,025	$97,039	$47,089	$47,024

Costs and Expenses:
Cost of products sold	71,794	79,785	36,404	38,300

Gross Profit	22,231	17,254	10,685	8,724

Selling, general and administrative expenses	11,529	12,509	6,063	6,444

Income from operations	10,702	4,745	4,622	2,280
Interest expense, net of interest income of $17 and $5 in 2010 and $— and $— in 2009 for the six and three months ended, respectively	1,321	900	722	476
Other expense (income)	(25)	(913)	13	(900)

Income Before Income Taxes	9,406	4,758	3,887	2,704
Provision for Income Taxes	3,576	1,401	1,457	748

Net Income	5,830	3,357	$2,430	$1,956

Retained Earnings:
Beginning of period	50,099	53,901

End of period	$55,929	$57,258

Earnings per share:
Basic	$0.54	$0.31	$0.22	$0.18

Diluted	$0.52	$0.31	$0.22	$0.18

Average Common Shares Outstanding:
Basic	10,801	10,692	10,806	10,775

Diluted	11,127	10,899	11,289	11,030

See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Cash Flows
Six Months Ended July 3, 2010
with Comparative Figures for 2009
(Unaudited)
(dollars in thousands)

	July 3,	July 4,
	2010	2009
Cash Flows from Operating Activities:
Net Income	$5,830	$3,357
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	2,463	3,695
Provision for Non-Cash Losses on Inventory and Receivables	687	543
Stock Compensation Expense	454	390
Deferred Tax Expense	1,203	48
Fair Value Adjustment To Contingent Note Payable	—	(900)
Other	(34)	(89)
Cash Flows from Changes in Operating Assets and Liabilities:
Accounts Receivable	2,395	2,604
Inventories	(1,289)	6,037
Accounts Payable	1,460	(5,544)
Other Current Assets and Liabilities	(880)	(752)
Billings in Excess of Recoverable Costs and Accrued Profits on Uncompleted Contracts	(591)	831
Customer Advanced Payments and Deferred Revenue	(3,158)	(1,335)
Income Taxes	(833)	271
Supplemental Retirement and Other Liabilities	(247)	320

Cash Provided by Operating Activities	7,460	9,476

Cash Flows from Investing Activities:
Acquisition of Business	—	(40,655)
Capital Expenditures	(1,486)	(1,551)
Other	(142)	(3)

Cash Used For Investing Activities	(1,628)	(42,209)

Cash Flows from Financing Activities:
Net (Payments) Proceeds Long-term Debt	(4,515)	35,495
Debt Acquisition Costs	—	(1,357)
Other	147	31

Cash (Used For) Provided By Financing Activities	(4,368)	34,169

Effect of Exchange Rates on Cash	(1)	2

Increase in Cash and Cash Equivalents	1,463	1,438

Cash and Cash Equivalents at Beginning of Period	14,949	3,038

Cash and Cash Equivalents at End of Period	$16,412	$4,476

See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Notes to Consolidated Condensed Financial Statements
July 3, 2010
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
Operating Results
The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the six and three month periods ended July 3, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
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
Cost of products sold includes the costs to manufacture products such as direct materials and labor and manufacturing overhead as well as all engineering and developmental costs. Shipping and handling costs are expensed as incurred and are included in costs of products sold. The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. These costs are expensed when incurred and included in cost of sales. Research and development, design and related engineering amounted to approximately $7.1 million and $6.4 million for the three months and $14.2 million and $13.8 million for the six months ended July 3, 2010 and July 4, 2009, respectively.

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
A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of July 3, 2010 and December 31, 2009:

(in thousands)	Asset	Liability	Level 1	Level 2	Level 3

Interest rate swaps
July 3, 2010	$—	$(586)	$—	$(586)	$—
December 31, 2009	—	(373)	—	(373)	—
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
At December 31, 2009, the fair value of goodwill and intangible assets classified using Level 3 inputs were as follows:
•	The fair value measurement of goodwill in the Test Systems reporting unit is $2.4 million. Inputs used to calculate the fair value were a combination of revenue growth rates and profit margins based on internal forecasts, terminal value, and weighted-average cost of capital used to discount future cash flows. There was no change in fair value from December 31, 2009.

•	The fair value measurement of indefinite-lived trade name intangible assets in the Test Systems reporting unit is $0.5 million. Inputs used to calculate the fair value were internal forecasts used to estimate discounted future cash flows. There was no change in fair value from December 31, 2009.

•	The fair value measurement of amortized intangible assets in the Test Systems reporting unit is $3.5 million. Inputs used to calculate the fair value were internal forecasts used to estimate discounted future cash flows. There was no change in fair value from December 31, 2009
As of July 3, 2010, the Company concluded that no indicators of goodwill impairment existed and an interim test was not performed.

Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, notes payable, long-term debt and interest rate swaps. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral and the Company does not hold or issue financial instruments for trading purposes. Due to their short-term nature the carrying value of cash and equivalents, accounts receivable, accounts payable, and notes payable approximate fair value. The carrying value of the Company’s variable rate long-term debt also approximates fair value due to the variable rate feature of these instruments as well as the lack of changes in the Company’s credit history. The carrying value of the subordinated promissory note approximates its fair value based on management’s estimation that a current interest rate would not differ materially from the stated rate. The Company’s interest rate swaps are recorded at fair value as described under “Fair Value.”
Derivatives
The Company records all derivatives on the balance sheet at fair value with the related gains or losses deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (AOCI) and any ineffectiveness is recorded to the income statement. The accounting for changes in the fair value of derivatives depends on the intended use and resulting designation. The Company’s use of derivative instruments was limited to a cash flow hedge for interest rate risk associated with long-term debt. Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At July 3, 2010, we had interest rate swaps consisting of the following:
a)	An interest rate swap with a notional amount of approximately $2.9 million, entered into on February 2006, related to the Company’s Series 1999 New York Industrial Revenue Bond which effectively fixes the rate at 3.99% plus a spread based on the Company’s leverage ratio on this obligation through 2016.

b)	An interest rate swap with a notional amount of $14.0 million. The swap effectively fixes the LIBOR rate at 2.115% on the notional amount (which decreases in concert with the scheduled note repayment schedule).The swap agreement became effective October 1, 2009 and expires January 30, 2014.
To the extent the interest rate swaps are not perfectly effective in offsetting the change in the value of the payments being hedged; the ineffective portion of these contracts is recognized in earnings immediately. All of the Company’s cash flow hedges are considered to be highly effective. Amounts to be reclassified to income through the remainder of 2010 are not expected to be significant.
Long-term Debt and Notes Payable
The Company’s Credit Agreement provides for a five-year, $40 million senior secured term loan with interest at LIBOR plus between 2.25% and 3.50%. The proceeds of the term loan were used to finance the DME acquisition. The Credit Agreement also provided for a revolving credit line of $35 million for working capital requirements and is committed for three years through January 2012, with interest at LIBOR plus between 2.25% and 3.50%.
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
The Company had no balance outstanding on its revolving credit facility at July 3, 2010 and December 31, 2009, respectively. The revolving credit facility provides for borrowing up to $35.0 million. For working capital requirements, the Company had available on its credit facility, $35.0 million and $15.5 million at July 3, 2010 and December 31, 2009, respectively. The credit facility allocates up to $20 million of the revolving credit line for the issuance of letters of credit, including certain existing letters of credit totaling approximately $13.1 million at July 3, 2010.
Foreign Currency Translation
The Company accounts for its foreign currency translation in accordance with ASC Topic 830, Foreign Currency Translation. The aggregate transaction gain or loss included in determining net income was insignificant for the periods ending July 3, 2010 and July 4, 2009.

Income Taxes
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
Should the Company need to accrue a liability for unrecognized tax benefits, any interest associated with that liability will be recorded as interest expense. Penalties, if any, would be recognized as operating expenses. There are no penalties or interest liability accrued as of July 3, 2010 and December 31, 2009. The years under which we conducted our evaluation coincided with the tax years currently still subject to examination by major federal and state tax jurisdictions, those being 2006 through 2010.
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
2) Inventories
Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

	July 3,	December 31,
(in thousands)	2010	2009

Finished Goods	$5,817	$6,075
Work in Progress	6,256	3,275
Raw Material	20,428	22,559

	$32,501	$31,909

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
3) Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill for 2010:

		Foreign
	December 31,	Currency	July 3,
(in thousands)	2009	Translation	2010
Aerospace	$5,093	$(21)	$5,072
Test Systems	2,400	—	2,400

Total	$7,493	$(21)	$7,472

The following table summarizes acquired intangible assets as follows:

		July 3, 2010		December 31, 2009
	Weighted	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in thousands)	Average Life	Amount	Amortization	Amount	Amortization

Patents	12 Years	$1,271	$537	$1,271	$487
Trade Names	N/A	1,053	—	1,053	—
Completed and Unpatented Technology	10 - 15 Years	3,177	845	3,177	718
Government Contracts	6 Years	347	313	347	284
Backlog and Customer Relationships	3 - 20 Years	3,385	2,223	3,385	2,153

Total Intangible Assets		$9,233	$3,918	$9,233	$3,642

All acquired intangible assets other than goodwill and trade names are being amortized. Amortization expense was approximately $0.1 million and $0.8 million for the three months and $0.3 million and $1.4 million for the six months ended July 3, 2010 and July 4, 2009, respectively. Amortization expense for each of the next five years is estimated to be approximately $0.3 million for the balance of 2010 and $0.4 million for 2011, 2012, 2013 and 2014.
4) Comprehensive Income and Accumulated Other Comprehensive Income
The components of comprehensive income are as follows:

	Six Months Ended		Three Months Ended
	July 3,	July 4,	July 3,	July 4,
(in thousands)	2010	2009	2010	2009

Net income	$5,830	$3,357	$2,430	$1,956

Other comprehensive income:
Foreign currency translation adjustments	(47)	164	(261)	107
Accumulated Retirement Liability Adjustment net of tax of $25 and $12 in 2010 and $33 and $16 in 2009 for the six and three months ended, respectively.	47	61	24	31
Loss on derivatives, net of tax of $75 and $44 in 2010 and $29 and $43 in 2009 for the six and three months ended, respectively.	(139)	57	(78)	82

Comprehensive income	$5,691	$3,639	$2,115	$2,176

The components of accumulated other comprehensive income (loss) is as follows:

	July 3,	December 31,
(in thousands)	2010	2009
Accumulated foreign currency translation	$1,058	$1,105
Accumulated loss on derivative adjustment	(381)	(242)
Accumulated retirement liability adjustment	(974)	(1,021)

Accumulated other comprehensive income	$(297)	$(158)

5) Supplemental Retirement Plan and Related Post Retirement Benefits
The Company has a non-qualified supplemental retirement defined benefit plan for certain executives. The following table sets forth information regarding the net periodic pension cost for the plan.

	Six Months Ended		Three Months Ended
	July 3,	July 4,	July 3,	July 4,
(in thousands)	2010	2009	2010	2009

Service cost	$20	$26	$10	$13
Interest cost	164	183	82	92
Amortization of prior service cost	54	54	27	27
Amortization of net actuarial losses	—	16	—	8

Net periodic cost	$238	$279	$119	$140

Participants in the non-qualified supplemental retirement plan are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The following table sets forth information regarding the net periodic cost recognized for those benefits:

	Six Months Ended		Three Months Ended
	July 3,	July 4,	July 3,	July 4,
(in thousands)	2010	2009	2010	2009

Service cost	$2	$4	$1	$2
Interest cost	26	25	13	12
Amortization of prior service cost	12	16	6	8
Amortization of net actuarial losses	6	6	3	3

Net periodic cost	$46	$51	$23	$25

6) Sales to Major Customers
The Company has a significant concentration of business with two customers.
Sales to Panasonic Avionics Corporation amounted to approximately 24.9% and 19.3% for the three months and 27.7% and 18.7% for the six months ended July 3, 2010 and July 4, 2009, respectively. Accounts receivable from this customer amounted to $5.1 and $3.9 million as of July 3, 2010 and December 31, 2009, respectively.
Sales to the United States Government amounted to approximately 14.4% and 17.8% for the three months and 13.0% and 17.9% for the six months ended July 3, 2010 and July 4, 2009, respectively. Accounts receivable from this customer amounted to $3.3 and $4.8 million as of July 3, 2010 and December 31, 2009, respectively.
7) Product Warranties
In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. The Company determines warranty reserves needed by product line based on experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Six Months Ended		Three Months Ended
	July 3,	July 4,	July 3,	July 4,
(in thousands)	2010	2009	2010	2009

Balance at beginning of period	$3,147	$1,212	$2,445	$1204
Warranties issued	938	697	721	677
Warranties settled	(769)	(649)	(463)	(621)
Reassessed warranty exposure	(613)	—	—	—

Balance at end of period	$2,703	$1,260	$2,703	$1,260

8) Segment Information
Below are the sales and operating profit by segment for the three months and six months ended July 3, 2010 and July 4, 2009 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is the net sales less cost of sales and other operating expenses excluding interest and other expenses and corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment.

	Six Months Ended		Three Months Ended
	July 3,	July 4,	July 3,	July 4,
(in thousands)	2010	2009	2010	2009

Sales
Aerospace	$86,789	$80,034	$43,599	$38,216
Test Systems	7,236	17,005	3,490	8,808

Sales	$94,025	$97,039	$47,089	$47,024

Operating Profit and Margins
Aerospace	$13,495	$7,095	$6,753	$3,700
	15.5%	8.9%	15.5%	9.7%
Test Systems	(806)	(53)	(993)	(251)
	(11.1)%	(0.3)%	(28.5)%	(2.8)%

Total Operating Profit	12,689	7,042	5,760	3,449

Deductions from Operating Profit
Interest Expense	1,321	900	722	476
Corporate Expenses and Other*	1,962	1,384	1,151	269

Income Before Income Taxes	$9,406	$4,758	$3,887	$2,704

*	2009 includes $0.9 million in other income for a fair market value adjustment in the second quarter, on a contingent $2.0 million subordinated promissory note.
Identifiable Assets

	July 3,	December 31,
(in thousands)	2010	2009
Aerospace	$92,419	$92,472
Test Systems	14,164	16,073
Corporate	31,657	30,169

Total Assets	$138,240	$138,714

9) Earnings Per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Six Months Ended		Three Months Ended
	July 3,	July 4,	July 3,	July 4,
(in thousands)	2010	2009	2010	2009

Basic earnings per share weighted average shares	10,801	10,692	10,806	10,775
Net effect of dilutive stock options	326	207	483	255

Diluted earnings per share weighted average shares	11,127	10,899	11,289	11,030

10) Income Taxes
The effective tax rate was approximately 37.4% and 27.7% for the three months and 38.0% and 29.5% for the six months ended July 3, 2010 and July 4, 2009, respectively. The effective tax rate for the second quarter of 2010 was impacted primarily by higher state and foreign taxes. The effective tax rate for the first half of 2010 was impacted primarily by higher state and foreign taxes as well as an increase in the reserve against R&D tax credits in the amount of $0.1 million.
The lower effective rate in 2009 was due primarily to foreign earnings taxed at rates lower than the federal statutory rate for the three and six months ended July 4, 2009 and we recorded a tax benefit of $0.2 million in the second quarter of 2009 consisting of a $0.4 million benefit net of a $0.2 million reserve, reflecting the utilization of available research and development tax credits.
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

	Six Months Ended		Three Months Ended
	July 4,	July 4,	July 4,	July 4,
	2009 as	2009 as	2009 as	2009 as
(in thousands, except earnings per share)	Reported	Pro Forma	Reported	Pro Forma

Sales	$97,039	$101,788	$47,024	$47,024
Net Income	3,357	3,388	1,956	1,956
Basic earnings per share	0.31	0.32	0.18	0.18
Diluted earnings per share	0.31	0.31	0.18	0.18
The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the three months and six months ended July 4, 2009. The pro forma results are not intended to be a projection of future results.

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
CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Six Months Ended		Three Months Ended
	July 3,	July 4,	July 3,	July 4,
(in thousands)	2010	2009	2010	2009

Sales	$94,025	$97,039	$47,089	$47,024
Gross Margin	23.6%	17.8%	22.7%	18.6%
SG&A Expenses as a Percentage of Sales	12.3%	12.9%	12.9%	13.7%
Other Expenses (Income) as a Percentage of Sales	0.0%	(0.9)%	0.0%	(1.9)%
Interest Expense	$1,321	$900	$722	$476
Effective Tax Rate	38.0%	29.4%	37.4%	27.7%
Net Earnings	$5,830	$3,357	$2,430	$1,956
Our consolidated sales for the second quarter of 2010 remained relatively flat at $47.1 million compared to $47.0 million for the same period last year. Aerospace sales increased by $5.4 million while Test Systems sales decreased by $5.3 million.
Year to date consolidated sales for 2010 decreased by $3.0 million to $94.0 million compared to $97.0 million for the same period last year. Aerospace sales increased by $6.8 million while Test Systems sales decreased by $9.8 million. Revenue in 2009 includes only five months of revenue from DME, which was acquired on January 30, 2009.
Consolidated gross margins improved from approximately 18.6% in the second quarter of 2009 to approximately 22.7% in the second quarter of 2010. Year to date consolidated gross margins improved from approximately 17.8% in the first half of 2009 to approximately 23.6% in the first half of 2010. The improved margins were a result of improved margins as leverage was achieved from increased sales volumes in the Aerospace segment as well as reductions to our cost structure and a favorable sales mix for both the second quarter and year to date as compared with last year.
Selling, general and administrative and other (“SG&A”) expenses were approximately $6.1 million, or 12.9% of sales in the second quarter of 2010, when compared to $6.4 million, or 13.7% of sales in the same period last year. The second quarter of 2009 includes higher amortization costs relating to the acquired DME intangible assets of approximately $0.7 million. The reduced amortization expense was offset by an increase in selling costs.

Selling, general and administrative and other expenses were approximately $11.5 million, or 12.3% of sales in the first half of 2010, when compared to $12.5 million, or 12.9% of sales in the same period last year. The first half of 2009 includes higher amortization costs relating to the acquired DME intangible assets of $1.1 million.
Our 2009 second quarter and 2009 year to date other (income) expense includes $0.9 million for income relating to a fair market value adjustment to the contingent $2.0 million subordinated note payable. This adjustment reduced the carrying value of the note to its estimated fair market value as of the end of the second quarter of 2009. The estimated fair value is based on our estimate at the end of the second quarter of the probability that DME will meet the revenue performance criteria required by the note. This adjustment to the estimate, net of tax increased net income by $0.6 million or $0.05 per diluted earnings per share for both the three months and six months ended July 4, 2009.
Net interest expense for the second quarter increased by $0.2 million from $0.5 million to $0.7 million, due primarily to higher effective interest rates offset by reduced debt levels when compared with the same period last year. Year to date 2010 net interest expense increased by $0.4 million from $0.9 million to $1.3 million, due to higher effective interest rates offset by reduced debt levels when compared with the same period last year.
The effective tax rate was approximately 37.4% and 27.7% for the second quarter of 2010 and 2009 respectively. The effective tax rate for the second quarter of 2010 was impacted primarily by higher state and foreign taxes and lower research and development tax credits. The effective tax rate was approximately 38.0% for the first half of 2010 and 29.4% for the first half of 2009. The increase in the year to date effective rate is due primarily to higher state and foreign taxes as well as a decrease in research and development tax credits.
Net income for the second quarter of 2010 was $2.4 million or $0.22 per diluted share, an increase of $0.4 million from $2.0 million, or $0.18 per diluted share in the second quarter of 2009. Net income for the first half of 2010 was $5.8 million or $0.52 per diluted share, an increase of $2.4 million from $3.4 million, or $0.31 per diluted share in the first half of 2009. The earnings per share increase in 2010 compared to 2009 is due to the increase in net income.
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
AEROSPACE

	Six Months Ended		Three Months Ended
	July 3,	July 4,	July 3,	July 4,
(in thousands)	2010	2009	2010	2009

Sales	$86,789	$80,034	$43,599	$38,216
Operating profit	$13,495	$7,095	$6,753	$3,700
Operating Margin	15.5%	8.9%	15.5%	9.7%

	July 3,	Dec 31,
	2010	2009
Total Assets	$92,419	$92,472
Backlog	$85,744	$75,639
Aerospace Sales by Market

	Six Months Ended		Three Months Ended
	July 3,	July 4,	July 3,	July 4,
(in thousands)	2010	2009	2010	2009

Commercial Transport	$52,336	$44,393	$24,891	$21,387
Military	17,918	20,341	9,521	9,855
Business Jet	11,971	11,916	6,379	5,394
FAA/Airport	4,564	3,384	2,808	1,580

	$86,789	$80,034	$43,599	$38,216

Aerospace Sales by Product Line

	Six Months Ended		Three Months Ended
	July 3,	July 4,	July 3,	July 4,
(in thousands)	2010	2009	2010	2009

Cabin Electronics	$40,584	$31,898	$19,087	$15,396
Aircraft Lighting	33,319	33,930	17,586	15,879
Airframe Power	8,322	10,822	4,117	5,361
Airfield Lighting	4,564	3,384	2,809	1,580

	$86,789	$80,034	$43,599	$38,216

In the second quarter, the sales increase to the commercial transport market was a result of increased volume due primarily to a general improvement of the commercial transport market, as airlines increased their procurement and installation of in-flight entertainment and in-seat power systems that increased demand for our Cabin Electronics products. Sales to the business jet market were higher due to increased revenue from our Airframe Power product line. FAA/Airport market sales increased volume due in part to the timing of shipments of airfield lighting equipment. Military sales were flat for the quarter as a $2.0 million increase of Aircraft Lighting sales to the military was offset by a decrease of Airframe Power sales to the military as our shipments for the Tactical Tomahawk power conditioning unit concluded in the third quarter of 2009.
Year to date, the sales increase of the commercial transport market was a result of increased volume due to a general improvement of the commercial transport market, as airlines increased their procurement and installation of in-flight entertainment and in-seat power systems that increased demand for our Cabin Electronics products. In total, sales to the business jet market were flat, as a $1.4 million increase of Airframe power sales to the business jet market was offset by similar decrease of Aircraft Lighting product sales to the business jet market. Military sales are lower primarily as a result of the conclusion of shipments of our power conditioning unit for the Tactical Tomahawk missile in the third quarter of 2009 somewhat offset by higher shipment rates for lighting products.
Aerospace operating profit for the second quarter of 2010 was $6.8 million, or 15.5% of sales, compared with $3.7 million, or 9.7% of sales, in the same period last year. Year to date, operating profit for 2010 was $13.5 million, or 15.5% of sales, compared with $7.1 million, or 8.9% of sales, in the same period last year. Margin improvement was due to the leverage provided on the increased sales volume, the effect of cost reductions and favorable product mix for both the second quarter and year to date as compared with the same periods of 2009.
2010 Outlook for Aerospace — As a result of our first six months actual sales and our strong bookings and backlog during the period we expect our Aerospace segment’s revenue for 2010 to be in the range of $165 million to $170 million. Aerospace bookings for the first six months of 2010 totaled $96.9 million. The Aerospace segments backlog at the end of the second quarter of 2010 was $85.7 million with approximately $60.4 million expected to be shipped over the remaining part of 2010.
TEST SYSTEMS

	Six Months Ended		Three Months Ended
	July 3,	July 4,	July 3,	July 4,
(in thousands)	2010	2009	2010	2009

Sales	$7,236	$17,005	$3,490	$8,808
Operating profit (loss)	$(806)	$(53)	$(993)	$(251)
Operating Margin	(11.1)%	(0.3)%	(28.5)%	(2.8)%

	July 3,	Dec 31,
	2010	2009
Total Assets	$14,164	$16,073
Backlog	$11,565	$9,755

Test Systems Sales by Market

	Six Months Ended		Three Months Ended
	July 3,	July 4,	July 3,	July 4,
(in thousands)	2010	2009	2010	2009

Military	$7,236	$17,005	$3,490	$8,808

All of the Test Systems segment revenue is from the Military market. In the second quarter, sales were $3.5 million in 2010 compared to $8.8 million in 2009. For the first half of 2010, sales were $7.2 million compared to $17.0 million for the first half of 2009. The decrease in the Test Systems segment sales reflects the low rate of new orders received during the past year and the resulting low backlog level.
Test Systems operating loss for the second quarter of 2010 was $1.0 million, or (28.5)% of sales, compared with an operating loss of $0.3 million, or (2.8)% of sales, in the same period last year. For the first half of the year the operating loss was $0.8 million, or (11.1)% of sales, compared with an operating loss of $0.1 million, or (0.3)% of sales, in the same period last year. The increased operating losses were due to low sales volume. This was somewhat offset by lower amortization costs relating to purchased intangible assets as compared with the same period last year. Additionally, the 2010 year to date operating profit reflects a reduction in our estimated warranty liability of $0.7 million for the segment.
2010 Outlook for Test Systems — We expect 2010 sales for our Test Systems segment to be in the range of $20 million to $25 million. The forecast has been lowered from our previous forecast as bookings, while improving over previous periods, have remained lower than expected. Test Systems segment bookings for the first six months of 2010 totaled $9.0 million. The backlog at the end of the second quarter of 2010 was $11.6 million. We remain hopeful that the opportunities we have identified will become part of our backlog during the year but the new order rate has been slower than expected. To achieve our sales forecast for 2010 new sales orders need to continue to increase during the next quarter. Our 2010 sales forecast for the Test Systems segment includes $8.2 million of our backlog expected to be converted to sales in the third and fourth quarter of 2010 and an additional $4.5 million to $9.5 million for new business.
LIQUIDITY
Cash provided by operating activities totaled $7.5 million during the first six months of 2010, as compared with $9.5 million of cash provided by operations during the first six months of 2009. The change was due primarily to higher net income offset by increased investment in net working capital components.
Cash used in investing activities was $1.6 million in the first six months of 2010, a decrease in use of $40.6 million when compared to $42.2 million used in the first six months of 2009. This decrease was primarily due to the acquisition of DME in the prior year.
In the first six months of 2010 cash used for financing activities totaled $4.4 million compared to cash provided by financing activities of $34.2 million in the first six months of 2009. The change was due primarily to the additional debt in 2009 used to acquire DME and the use of cash in 2010 to pay down debt.
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
Our obligations under our Credit Agreement are jointly and severally guaranteed by Astronics Advanced Electronic Systems Corp., Luminescent Systems, Inc. and DME Corporation, each a wholly-owned domestic subsidiary of the Company. The obligations are secured by a first priority lien on substantially all of the Company’s and the guarantors’ assets and 100% of the issued and outstanding equity interest of each subsidiary.
There was no balance outstanding on our revolving credit facility at July 3, 2010 and we had $35 million of available borrowing capacity from the facility. At July 3, 2010, we were in compliance with all of the covenants pursuant to the credit facility.

BACKLOG
The Company’s backlog at July 3, 2010 was $97.3 million compared with $85.4 million at December 31, 2009 and $105.5 million at July 4, 2009.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Market Risk in Item 2, above.
Item 4. Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 3, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 3, 2010.

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
The Company has a significant concentration of business with two customers, Panasonic Avionics Corporation and the US Government, where a significant reduction in sales would negatively impact our sales and earnings. We provide Panasonic with cabin electronics products which, in total were approximately 24.9% and 27.7% of revenue during the second quarter and year to date of 2010, respectively. We provide the US Government with military products which, in total were approximately 14.4% and 13.0% of revenue during the second quarter and year to date of 2010, respectively.
Item 2. Unregistered sales of equity securities and use of proceeds.
(c) The following table summarizes the Company’s purchases of its common stock for the quarter ended July 3, 2010:

			(c) Total number of	(d) Maximum
	(a) Total		shares Purchased as	Number of Shares
	number of	(b) Average	part of Publicly	that May Yet Be
	shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs
April 4 — May 1, 2010	—	—	—	541,195
May 2 — May 29, 2010	—	—	—	541,195
May 30 — July 3, 2010	—	—	—	541,195
Total	—	—	—	541,195
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

ASTRONICS CORPORATION (Registrant)
Date: August 5, 2010	By:	/s/ David C. Burney
David C. Burney
Vice President-Finance and Treasurer (Principal Financial Officer)