Form 10-Q
period 2010-10-02
ASTRONICS CORP
filed 2010-11-08
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 2, 2010 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 2, 2010, 10,940,843 shares of common stock were outstanding consisting of 8,765,657 shares of common stock ($.01 par value) and 2,175,186 shares of Class B common stock ($.01 par value).

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ASTRONICS CORPORATION
Consolidated Condensed Balance Sheets
October 2, 2010 with Comparative Figures for December 31, 2009
(dollars in thousands except per share amounts)

	October 2,	December 31,
	2010	2009
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$22,051	$14,949
Accounts Receivable, net of allowance for doubtful accounts	28,701	30,560
Inventories	35,012	31,909
Other Current Assets	5,785	5,075

Total Current Assets	91,549	82,493

Property, Plant and Equipment — net of accumulated depreciation and amortization of $25,334 and $23,859, respectively	30,983	31,243

Deferred Income Taxes	7,258	8,131
Other Assets	3,593	3,763
Intangible Assets, net of accumulated amortization	5,179	5,591
Goodwill	7,562	7,493

Total Assets	$146,124	$138,714

Current Liabilities:
Current Maturities of Long-term Debt	$5,324	$6,238
Accounts Payable	10,377	7,405
Accrued Expenses	10,961	8,620
Accrued Income Taxes	659	242
Billings in Excess of Recoverable Costs and Accrued Profits on Uncompleted Contracts	1,491	2,179
Customer Advance Payments and Deferred Revenue	2,032	4,952

Total Current Liabilities	30,844	29,636

Long-term Debt	33,650	38,538
Other Liabilities	9,246	10,427

Total Liabilities	73,740	78,601

Shareholders’ Equity:
Common Stock, $.01 par value — Authorized 20,000,000 Shares, issued 8,944,095 in 2010 and 8,684,088 in 2009	89	87
Convertible Class B Stock, $.01 par value — Authorized 5,000,000 Shares, issued 2,477,061 in 2010 and 2,571,245 in 2009	25	26
Additional Paid-in Capital	14,126	12,340
Accumulated Other Comprehensive Loss	(151)	(158)
Retained Earnings	60,576	50,099

	74,665	62,394

Less Treasury Stock: 480,313 shares in both 2010 and 2009	2,281	2,281

Total Shareholders’ Equity	72,384	60,113

Total Liabilities and Shareholders’ Equity	$146,124	$138,714

See notes to consolidated condensed financial statements

ASTRONICS CORPORATION
Consolidated Condensed Statements of Operations and Retained Earnings
Nine Months and Three Months Ended October 2, 2010
With Comparative Figures for 2009
(Unaudited)
(in thousands, except per share data)

	Nine Months Ended		Three Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009

Sales	$143,931	$145,625	$49,906	$48,586

Costs and Expenses:
Cost of products sold	108,807	118,251	37,013	38,466

Gross Profit	35,124	27,374	12,893	10,120

Selling, general and administrative expenses	17,196	18,711	5,667	6,202

Income from operations	17,928	8,663	7,226	3,918

Interest expense, net of interest income of $24 and $7 in 2010 and $- and $- in 2009 for the nine and three months ended, respectively	1,962	1,307	641	407
Other expense (income)	(13)	(1,020)	12	(107)

Income Before Income Taxes	15,979	8,376	6,573	3,618
Provision for Income Taxes	5,502	2,523	1,926	1,122

Net Income	10,477	5,853	$4,647	$2,496

Retained Earnings:
Beginning of period	50,099	53,901

End of period	$60,576	$59,754

Earnings per share:
Basic	$0.97	$0.55	$0.43	$0.23

Diluted	$0.94	$0.53	$0.41	$0.23

Average Common Shares Outstanding:
Basic	10,805	10,720	10,813	10,775

Diluted	11,198	10,943	11,340	11,031

See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Cash Flows
Nine Months Ended October 2, 2010
With Comparative Figures for 2009
(Unaudited)
(dollars in thousands)

	October 2, 2010	October 3, 2009
Cash Flows from Operating Activities:
Net Income	$10,477	$5,853
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	3,657	5,649
Provision for Non-Cash Losses on Inventory and Receivables	993	849
Stock Compensation Expense	681	586
Deferred Tax Expense	1,288	(403)
Fair Value Adjustment To Contingent Note Payable	—	(1,000)
Other	(44)	(106)
Cash Flows from Changes in Operating Assets and Liabilities:
Accounts Receivable	1,906	8,732
Inventories	(4,041)	7,319
Accounts Payable	2,961	(5,754)
Other Current Assets and Liabilities	250	1,328
Billings in Excess of Recoverable Costs and Accrued Profits on Uncompleted Contracts	(688)	2,072
Customer Advanced Payments and Deferred Revenue	(2,920)	(1,473)
Income Taxes	417	1,165
Supplemental Retirement and Other Liabilities	(331)	265

Cash Provided by Operating Activities	14,606	25,082

Cash Flows from Investing Activities:
Acquisition of Business	—	(40,655)
Capital Expenditures	(2,574)	(1,978)
Other	(207)	(45)

Cash Used For Investing Activities	(2,781)	(42,678)

Cash Flows from Financing Activities:
Net (Payments) Proceeds Long-term Debt	(5,831)	33,441
Debt Acquisition Costs	—	(1,377)
Issuance of Stock	1,084	—
Other	22	31

Cash (Used For) Provided By Financing Activities	(4,725)	32,095

Effect of Exchange Rates on Cash	2	3

Increase in Cash and Cash Equivalents	7,102	14,502

Cash and Cash Equivalents at Beginning of Period	14,949	3,038

Cash and Cash Equivalents at End of Period	$22,051	$17,540

See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Notes to Consolidated Condensed Financial Statements
October 2, 2010
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
Operating Results
The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the nine and three month periods ended October 2, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
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
Cost of products sold includes the costs to manufacture products such as direct materials and labor and manufacturing overhead as well as all engineering and developmental costs. Shipping and handling costs are expensed as incurred and are included in costs of products sold. The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. These costs are expensed when incurred and included in cost of sales. Research and development, design and related engineering amounted to approximately $6.9 million and $6.8 million for the three months and $21.0 million and $20.6 million for the nine months ended October 2, 2010 and October 3, 2009, respectively.

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
A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of October 2, 2010 and December 31, 2009:

(in thousands)	Asset	Liability	Level 1	Level 2	Level 3

Interest rate swaps
October 2, 2010	$—	$(662)	$—	$(662)	$—
December 31, 2009	—	(373)	—	(373)	—
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
As of October 2, 2010, the Company concluded that no indicators of goodwill impairment existed and an interim test was not performed.

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
Derivatives
The Company records all derivatives on the balance sheet at fair value with the related gains or losses deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (AOCI) and any ineffectiveness is recorded to the income statement. The accounting for changes in the fair value of derivatives depends on the intended use and resulting designation. The Company’s use of derivative instruments was limited to a cash flow hedge for interest rate risk associated with long-term debt. Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At October 2, 2010, we had interest rate swaps consisting of the following:
a)	An interest rate swap with a notional amount of approximately $2.9 million, entered into on February 2006, related to the Company’s Series 1999 New York Industrial Revenue Bond which effectively fixes the rate at 3.99% plus a spread based on the Company’s leverage ratio on this obligation through 2016.
b)	An interest rate swap with a notional amount of $13.0 million. The swap effectively fixes the LIBOR rate at 2.115% on the notional amount (which decreases in concert with the scheduled note repayment schedule).The swap agreement became effective October 1, 2009 and expires January 30, 2014.
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
The Company had no balance outstanding on its revolving credit facility at October 2, 2010 and December 31, 2009, respectively. The revolving credit facility provides for borrowing up to $35.0 million. For working capital requirements, the Company had available on its credit facility, $21.9 million and $15.5 million at October 2, 2010 and December 31, 2009, respectively. The credit facility allocates up to $20 million of the revolving credit line for the issuance of letters of credit, including certain existing letters of credit totaling approximately $13.1 million at October 2, 2010.
Foreign Currency Translation
The Company accounts for its foreign currency translation in accordance with ASC Topic 830, Foreign Currency Translation. The aggregate transaction gain or loss included in determining net income was insignificant for the periods ending October 2, 2010 and October 3, 2009.

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
Should the Company need to accrue a liability for unrecognized tax benefits, any interest associated with that liability will be recorded as interest expense. Penalties, if any, would be recognized as operating expenses. There are no penalties or interest liability accrued as of October 2, 2010 and December 31, 2009. The years under which we conducted our evaluation coincided with the tax years currently still subject to examination by major federal and state tax jurisdictions, those being 2006 through 2010.
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
2) Inventories
Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

	October 2,	December 31,
(in thousands)	2010	2009

Finished Goods	$7,293	$6,075
Work in Progress	7,005	3,275
Raw Material	20,714	22,559

	$35,012	$31,909

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
3) Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill for 2010:

		Foreign
	December 31,	Currency	October 2,
(in thousands)	2009	Translation	2010
Aerospace	$5,093	$69	$5,162
Test Systems	2,400	—	2,400

Total	$7,493	$69	$7,562

The following table summarizes acquired intangible assets as follows:

		October 2, 2010		December 31, 2009
	Weighted	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in thousands)	Average Life	Amount	Amortization	Amount	Amortization

Patents	12 Years	$1,271	$561	$1,271	$487
Trade Names	N/A	1,053	—	1,053	—
Completed and Unpatented Technology	10 - 15 Years	3,177	908	3,177	718
Government Contracts	6 Years	347	327	347	284
Backlog and Customer Relationships	3 - 20 Years	3,385	2,258	3,385	2,153

Total Intangible Assets		$9,233	$4,054	$9,233	$3,642

All acquired intangible assets other than goodwill and trade names are being amortized. Amortization expense was approximately $0.1 million and $0.8 million for the three months and $ 0.4 million and $2.2 million for the nine months ended October 2, 2010 and October 3, 2009, respectively. Amortization expense for each of the next five years is estimated to be approximately $0.1 million for the balance of 2010 and $0.4 million each for 2011, 2012, 2013, 2014 and 2015.
4) Comprehensive Income and Accumulated Other Comprehensive Income
The components of comprehensive income are as follows:

	Nine Months Ended		Three Months Ended
	October 2,	October 3,	October 2,	October 3,
(in thousands)	2010	2009	2010	2009

Net income	$10,477	$5,853	$4,647	$2,496

Other comprehensive income:
Foreign currency translation adjustments	125	424	172	260
Accumulated Retirement Liability Adjustment net of tax of $38 and $49 in 2010 and $12 and $16 in 2009 for the nine and three months ended, respectively.	70	91	23	30
Loss on derivatives, net of tax of $101 and $42 in 2010 and $26 and $71 in 2009 for the nine and three months ended, respectively.	(188)	(76)	(49)	(133)

Comprehensive income	$10,484	$6,292	$4,793	$2,653

The components of accumulated other comprehensive income (loss) are as follows:

	October 2,	December 31,
(in thousands)	2010	2009

Accumulated foreign currency translation	$1,230	$1,105
Accumulated loss on derivative adjustment	(430)	(242)
Accumulated retirement liability adjustment	(951)	(1,021)

Accumulated other comprehensive income	$(151)	$(158)

5) Supplemental Retirement Plan and Related Post Retirement Benefits
The Company has a non-qualified supplemental retirement defined benefit plan for certain executives. The following table sets forth information regarding the net periodic pension cost for the plan.

	Nine Months Ended		Three Months Ended
	October 2,	October 3,	October 2,	October 3,
(in thousands)	2010	2009	2010	2009

Service cost	$30	$39	$10	$13
Interest cost	246	275	82	92
Amortization of prior service cost	81	81	27	27
Amortization of net actuarial losses	—	24	—	8

Net periodic cost	$357	$419	$119	$140

Participants in the non-qualified supplemental retirement plan are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The following table sets forth information regarding the net periodic cost recognized for those benefits:

	Nine Months Ended		Three Months Ended
	October 2,	October 3,	October 2,	October 3,
(in thousands)	2010	2009	2010	2009

Service cost	$3	$6	$1	$2
Interest cost	39	37	13	12
Amortization of prior service cost	18	24	6	8
Amortization of net actuarial losses	9	9	3	3

Net periodic cost	$69	$76	$23	$25

6) Sales to Major Customers
The Company has a significant concentration of business with two customers.
Sales to Panasonic Avionics Corporation amounted to approximately 24% and 20% for the three months and 27% and 19% for the nine months ended October 2, 2010 and October 3, 2009, respectively. Accounts receivable from this customer amounted to $ 4.4 and $ 3.9 million as of October 2, 2010 and December 31, 2009, respectively.
Sales to the United States Government amounted to approximately 17% and 22% for the three months and 14% and 19% for the nine months ended October 2, 2010 and October 3, 2009, respectively. Accounts receivable from this customer amounted to $3.4 and $2.6 million as of October 2, 2010 and December 31, 2009, respectively.
7) Product Warranties
In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. The Company determines warranty reserves needed by product line based on experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Nine Months Ended		Three Months Ended
	October 2,	October 3,	October 2,	October 3,
(in thousands)	2010	2009	2010	2009

Balance at beginning of period	$3,147	$1,212	$2,703	$1,260
Warranties issued	1,481	1,836	543	1,139
Warranties settled	(1,692)	(1,125)	(923)	(476)
Reassessed warranty exposure	(1,144)	—	(531)	—

Balance at end of period	$1,792	$1,923	$1,792	$1,923

8) Segment Information
Below are the sales and operating profit by segment for the nine months and three months ended October 2, 2010 and October 3, 2009 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is the net sales less cost of sales and other operating expenses excluding interest and other expenses and corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment.

	Nine Months Ended		Three Months Ended
	October 2,	October 3,	October 2,	October 3,
(in thousands)	2010	2009	2010	2009

Sales
Aerospace	$132,813	$118,992	$46,024	$38,958
Test Systems	11,118	26,633	3,882	9,628

Sales	$143,931	$145,625	$49,906	$48,586

Operating Profit (Loss) and Margins
Aerospace	$22,275	$11,779	$8,780	$4,684
	17%	10%	19%	12%

Test Systems	(1,371)	430	(565)	483
	(12)%	2%	(15)%	5%

Total Operating Profit	20,904	12,209	8,215	5,167

Deductions from Operating Profit
Interest Expense	1,962	1,307	641	407
Corporate Expenses and Other*	2,963	2,526	1,001	1,142

Income Before Income Taxes	$15,979	$8,376	$6,573	$3,618

*	2009 includes $1.0 million and 0.1 million in other income for a fair market value adjustment on a contingent $2.0 million subordinated promissory note in the nine months and three months ended October 3, 2009, respectively.
Identifiable Assets

	October 2,	December 31,
(in thousands)	2010	2009
Aerospace	$94,999	$92,472
Test Systems	14,730	16,073
Corporate	36,395	30,169

Total Assets	$146,124	$138,714

9) Earnings Per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Nine Months Ended		Three Months Ended
	October 2,	October 3,	October 2,	October 3,
(in thousands)	2010	2009	2010	2009

Basic earnings per share weighted average shares	10,805	10,720	10,813	10,775
Net effect of dilutive stock options	393	223	527	256

Diluted earnings per share weighted average shares	11,198	10,943	11,340	11,031

10) Income Taxes
The effective tax rate was approximately 29.3% and 31.0% for the three months and 34.4% and 30.1% for the nine months ended October 2, 2010 and October 3, 2009, respectively. The effective tax rate for the third quarter of 2010 was impacted primarily by higher state and foreign taxes, offset by the impact of R&D tax credits in the net amount of $0.4 million. The effective tax rate for the first nine months of 2010 was impacted primarily by higher state and foreign taxes as well as R&D tax credits in the net amount of a $0.3 million.
The lower effective rate in 2009 was due primarily to foreign earnings taxed at rates lower than the federal statutory rate for the three and nine months ended October 3, 2009. We recorded a R&D tax benefit of $0.3 million in the third quarter of 2009 consisting of a $0.5 million benefit net of a $0.2 million reserve and a R&D tax benefit of $0.5 million for the first nine months of 2009 consisting of a $0.9 million benefit net of a $0.4 million reserve.
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

	Nine Months Ended		Three Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010 as	2009 as	2010 as	2009 as
(in thousands, except earnings per share)	Reported	Pro Forma	Reported	Pro Forma

Sales	$143,931	$150,374	$49,906	$48,586
Net Income	10,477	5,884	4,647	2,496
Basic earnings per share	0.97	0.55	0.43	0.23
Diluted earnings per share	0.94	0.54	0.41	0.23
The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the three months and nine months ended October 3, 2009. The pro forma results are not intended to be a projection of future results.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10-K for the year ended December 31, 2009.)
OVERVIEW
Astronics Corporation, through its subsidiaries Astronics Advanced Electronic Systems Corp., DME Corporation, Luminescent Systems Inc. and Luminescent Systems Canada Inc. designs and manufactures electrical power generation systems, control and distribution systems, lighting systems and components, aircraft safety products and test, training and simulation systems. The Company operates in two distinct segments, Aerospace and Test Systems and has six principal facilities located in New York State, Washington State, New Hampshire, two in Florida and one in Quebec, Canada.
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
CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Nine Months Ended		Three Months Ended
	October 2,	October 3,	October 2,	October 3,
(in thousands)	2010	2009	2010	2009

Sales	$143,931	$145,625	$49,906	$48,586
Gross Margin	24.4%	18.8%	25.8%	20.8%
SG&A Expenses as a Percentage of Sales	11.9%	12.8%	11.4%	12.8%
Other Expenses (Income) as a Percentage of Sales	—%	(0.7)%	—%	(0.2)%
Interest Expense, net of interest income	$1,962	$1,307	$641	$407
Effective Tax Rate	34.4%	30.1%	29.3%	31.0%
Net Earnings	$10,477	$5,853	$4,647	$2,496
A discussion by segment can be found at “Segment Results of Operations and Outlook” in this MD&A.
Our consolidated sales for the third quarter of 2010 increased by 2.7% to $49.9 million compared to $48.6 million for the same period last year. Aerospace sales increased by $7.1 million while Test Systems sales decreased by $5.7 million.
Year to date consolidated sales for 2010 decreased by 1.2% to $143.9 million compared to $145.6 million for the same period last year. Aerospace sales increased by $13.8 million while Test Systems sales decreased by $15.5 million. Revenue in 2009 includes only eight months of revenue from DME, which was acquired on January 30, 2009.
Consolidated gross margins improved from approximately 20.8% in the third quarter of 2009 to approximately 25.8% in the third quarter of 2010. Year to date consolidated gross margins improved from approximately 18.8% in the first nine months of 2009 to approximately 24.4% in the first nine months of 2010. The improved margins were a result of leverage that was achieved from increased sales volumes in the Aerospace segment as well as reductions to our cost structure and a favorable sales mix for both the third quarter and year to date as compared with last year.

Selling, general and administrative (“SG&A”) expenses were approximately $5.7 million, or 11.4% of sales in the third quarter of 2010, when compared to $6.2 million, or 12.8% of sales in the same period last year. The third quarter of 2009 includes higher amortization costs relating to the acquired DME intangible assets of approximately $0.7 million. The lower amortization expense of the current period was somewhat offset by increased selling costs. Selling, general and administrative expenses were approximately $17.2 million, or 11.9% of sales in the first nine months of 2010, when compared to $18.7 million, or 12.8% of sales in the same period last year. The first nine months of 2009 includes higher amortization costs relating to the acquired DME intangible assets of $1.8 million.
Other expenses (income) in the 2009 third quarter and 2009 year to date includes $0.1 million and $1.0 million respectively, for income relating to a fair market value adjustment to the contingent $2.0 million subordinated note payable to the former owners of DME Corporation. This adjustment reduced the carrying value of the note to zero, its estimated fair market value as of the end of the third quarter of 2009. The estimated fair value was based on our estimate at the end of the third quarter of the probability that DME will meet the revenue performance criteria required by the note to trigger the earnout payment. This adjustment to the estimate, net of tax, increased net income by $0.1 million or $0.01 per diluted earnings per share for the three months ended October 3, 2009 and increased net income by $0.7 million or $0.06 per diluted earnings per share nine months ended October 3, 2009.
Interest Expense, net of interest income for the third quarter increased by $0.2 million from $0.4 million to $0.6 million, due primarily to higher effective interest rates offset by reduced debt levels when compared with the same period last year. Year to date 2010 net interest expense increased by $0.7 million from $1.3 million to $2.0 million, due to higher effective interest rates offset by reduced debt levels when compared with the same period last year. Interest income was negligible for all periods.
The effective tax rate was approximately 29.3% and 31.0% for the third quarter of 2010 and 2009 respectively. The effective tax rate for the third quarter of 2010 was impacted primarily by increased research and development tax credits. The effective tax rate was approximately 34.4% for the first nine months of 2010 and 30.1% for the first nine months of 2009. The increase in the year to date effective rate is due primarily to higher state and foreign taxes as well as lower research and development tax credits.
Net income for the third quarter of 2010 was $4.6 million or $0.41 per diluted share, an increase of $2.1 million from $2.5 million, or $0.23 per diluted share in the third quarter of 2009. Net income for the first nine months of 2010 was $10.5 million or $0.94 per diluted share, an increase of $4.6 million from $5.9 million, or $0.53 per diluted share in the first nine months of 2009. The earnings per share increase in 2010 compared to 2009 is due to the increase in net income.
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
AEROSPACE

	Nine Months Ended		Three Months Ended
	October 2,	October 3,	October 2,	October 3,
(in thousands)	2010	2009	2010	2009

Sales	$132,813	$118,992	$46,024	$38,958
Operating profit	$22,275	$11,779	$8,780	$4,684
Operating Margin	16.8%	9.9%	19.1%	12.0%

	October 2,	Dec 31,
	2010	2009
Total Assets	$94,999	$92,472
Backlog	$97,970	$75,639

Aerospace Sales by Market

	Nine Months Ended		Three Months Ended
	October 2,	October 3,	October 2,	October 3,
(in thousands)	2010	2009	2010	2009

Commercial Transport	$80,963	$66,623	$28,627	$22,230
Military	25,267	29,544	7,349	9,203
Business Jet	17,257	16,863	5,285	4,947
FAA/Airport	9,326	5,962	4,763	2,578

	$132,813	$118,992	$46,024	$38,958

Aerospace Sales by Product Line

	Nine Months Ended		Three Months Ended
	October 2,	October 3,	October 2,	October 3,
(in thousands)	2010	2009	2010	2009

Cabin Electronics	$63,491	$48,484	$22,908	$16,586
Aircraft Lighting	48,720	49,430	15,400	15,500
Airframe Power	11,276	15,116	2,953	4,294
Airfield Lighting	9,326	5,962	4,763	2,578

	$132,813	$118,992	$46,024	$38,958

Sales to the Commercial Transport market increased in the third quarter as a result of increased volume due primarily to a general improvement of the financial condition of the commercial airlines and their increased installation of in-flight entertainment and in-seat power systems that increased demand for our Cabin Electronics products. Military sales were down for the quarter due to lower volume of Aircraft Lighting and Airframe Power sales. Airframe Power sales decreased because sales of the Tactical Tomahawk power conditioning unit concluded in the third quarter of 2009. Sales to the Business Jet market were slightly higher due to increased volume from our Aircraft lighting and Airframe Power product lines. The sales increase to the FAA/Airport market was due to increased volume primarily relating to sales generated by two airport projects during the quarter.
Year to date, the sales increase of the Commercial Transport market was a result of increased volume due to a general improvement of the financial condition of the commercial airlines and their increased installation of in-flight entertainment and in-seat power systems that increased demand for our Cabin Electronics products. Military sales were lower primarily as a result of the conclusion of shipments of our power conditioning unit for the Tactical Tomahawk missile in the third quarter of 2009. Sales to the Business Jet market were slightly higher, as increased Airframe power sales were partially offset by a decrease of Aircraft Lighting product sales.
Aerospace operating profit for the third quarter of 2010 was $8.8 million, or 19.1% of sales, compared with $4.7 million, or 12.0% of sales, in the same period last year. Year to date, operating profit for 2010 was $22.3 million, or 16.8% of sales, compared with $11.8 million or 9.9% of sales, in the same period last year. Margin improvement was due to the leverage provided on the increased sales volume, the effect of cost reductions and favorable product mix for both the third quarter and year to date as compared with the same periods of 2009.
2010 Outlook for Aerospace — As a result of our first nine months actual sales and our strong bookings and backlog during the period we expect our Aerospace segment’s revenue for 2010 to be in the range of $176 million to $178 million. Aerospace bookings for the first nine months of 2010 totaled $ 155.1 million. The Aerospace segments backlog at the end of the third quarter of 2010 was $98.0 million with approximately $41 million expected to be shipped over the remaining part of 2010.

TEST SYSTEMS

	Nine Months Ended		Three Months Ended
	October 2,	October 3,	October 2,	October 3,
(in thousands)	2010	2009	2010	2009

Sales	$11,118	$26,633	$3,882	$9,628
Operating profit (loss)	$(1,371)	$430	$(565)	$483
Operating Margin	(12.3)%	1.6%	(14.6)%	5.0%

	October 2,	Dec 31,
	2010	2009
Total Assets	$14,730	$16,073
Backlog	$12,041	$9,755
Test Systems Sales by Market

	Nine Months Ended		Three Months Ended
	October 2,	October 3,	October 2,	October 3,
(in thousands)	2010	2009	2010	2009

Military	$11,118	$26,633	$3,882	$9,628

All of the Test Systems segment revenue is from the Military market. Sales in the 2010 third quarter were $3.9 million compared to
$9.6 million for the same period in 2009. For the first nine months of 2010, sales were $11.1 million compared to $26.7 million for the first nine months of 2009. The decrease in the Test Systems segment sales reflects the low rate of new orders received during the past year and the resulting low backlog level.
Test Systems operating loss for the third quarter of 2010 was $0.6 million, or (14.6)% of sales, compared with an operating profit of $0.5 million or 5.0% of sales, in the same period last year. For the first nine months of 2010 year the operating loss was $1.4 million, or (12.3)% of sales, compared with an operating profit of $0.4 million, or 1.6% of sales, in the same period last year. The increased operating losses were due to low sales volume. This was somewhat offset by lower amortization costs relating to purchased intangible assets as compared with the same period last year. Additionally, the 2010 third quarter and year to date operating loss reflects a reduction in our estimated warranty liability of $0.5 million and $1.1 million respectively for the segment.
2010 Outlook for Test Systems — We expect 2010 sales for our Test Systems segment to be in the range of $ 16 million to $17 million. The forecast has been lowered from our previous forecast as bookings have remained lower than expected. Test Systems segment bookings for the first nine months of 2010 totaled $13.4 million. The backlog at the end of the third quarter of 2010 was $12.0 million.
LIQUIDITY
Cash provided by operating activities totaled $14.6 million during the first nine months of 2010, as compared with $25.1 million of cash provided by operations during the first nine months of 2009. The change was due primarily to increased investment in net operating assets in 2010 as compared to a decrease in net investment in net operating assets during the same period of 2009 offset by higher net income in 2010.
Cash used in investing activities was $2.8 million in the first nine months of 2010, a decrease in use of $40.1 million when compared to $42.7 million used in the first nine months of 2009. This decrease was primarily due to the acquisition of DME in the prior year.
In the first nine months of 2010 cash used for financing activities totaled $4.7 million compared to cash provided by financing activities of $32.1 million in the first nine months of 2009. The change was due primarily to the additional debt in 2009 used to acquire DME and the use of cash in 2010 to pay down debt.
Our expectation for 2010 is that capital equipment expenditures will approximate $3.0 million to $4.0 million. Future capital requirements depend on numerous factors, including expansion of existing product lines and introduction of new products. Management believes that the Company’s cash flow from operations and revolving credit facility will be sufficient to provide funding for future capital requirements.

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
There was no balance outstanding on our revolving credit facility at October 2, 2010. The revolving credit facility provides for borrowing up to $35.0 million. The credit facility allocates up to $20 million of the revolving credit line for the issuance of letters of credit, including certain existing letters of credit totaling approximately $13.1 million at October 2, 2010. For working capital requirements, the Company had available on its credit facility, $21.9 million and $15.5 million at October 2, 2010 and December 31, 2009, respectively. At October 2, 2010, we were in compliance with all of the covenants pursuant to the credit facility.
BACKLOG
The Company’s backlog at October 2, 2010 was $110.0 million compared with $85.4 million at December 31, 2009 and $101.0 million at October 3, 2009.
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
RECENT ACCOUNTING PRONOUNCEMENTS
See Part 1, Note 1 to the Financial Statements — Basis of Presentation, Accounting Pronouncements Adopted in 2010.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Market Risk in Item 2, above.
Item 4. Controls and Procedures
a)	The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 2, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 2, 2010.
b)	Changes in Internal Control over Financial Reporting — There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Company has a significant concentration of business with two customers, Panasonic Avionics Corporation and the US Government, where a significant reduction in sales would negatively impact our sales and earnings. We provide Panasonic with cabin electronics products which, in total were approximately 24% and 27% of revenue during the third quarter and year to date of 2010, respectively. We provide the US Government with military products which, in total were approximately 17% and 14% of revenue during the third quarter and year to date of 2010, respectively.
Item 2. Unregistered sales of equity securities and use of proceeds
(c) The following table summarizes the Company’s purchases of its common stock for the quarter ended October 2, 2010:

			(c) Total number of	(d) Maximum
	(a) Total		shares Purchased as	Number of Shares
	number of	(b) Average	part of Publicly	that May Yet Be
	shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs
July 4 - July 31, 2010	—	—	—	541,195
August 1 - August 28, 2010	—	—	—	541,195
August 29 - October 2, 2010	—	—	—	541,195
Total	—	—	—	541,195
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

ASTRONICS CORPORATION (Registrant)
Date: November 8, 2010	By:	/s/ David C. Burney
David C. Burney
Vice President-Finance and Treasurer (Principal Financial Officer)