Form 10-K
period 2010-12-31
ASTRONICS CORP
filed 2011-03-03
CIK 8063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010

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
Yes ☐     No ☑

As of February 18, 2011, 10,988,576 shares were outstanding, consisting of 8,858,709 shares of Common Stock $.01 Par Value and 2,129,867 shares of Class B Stock $.01 Par Value. The aggregate market value, as of the last business day of the Company’s most recently completed second fiscal quarter, of the shares of Common Stock and Class B Stock of Astronics Corporation held by non-affiliates was approximately $150 million (assuming conversion of all of the outstanding Class B Stock into Common Stock and assuming the affiliates of the Registrant to be its directors, executive officers and persons known to the Registrant to beneficially own more than 10% of the outstanding capital stock of the Corporation).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders to be held May 5, 2011 are incorporated by reference into Part III of this Report.

ASTRONICS CORPORATION

Index to Annual Report
on Form 10-K

Year Ended December 31, 2010

PART I
Item 1.	Business	4-6
Item 1A.	Risk Factors	6-11
Item 1B.	Unresolved Staff Comments	12
Item 2.	Properties	12
Item 3.	Legal Proceedings	12
Item 4.	Removed and Reserved	12

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	13-14
Item 6.	Selected Financial Data	15
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-28
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 8.	Financial Statements and Supplementary Data	29-59
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	60
Item 9A.	Controls and Procedures	60
Item 9B.	Other Information	60

PART III
Item 10.	Directors and Executive Officers of the Registrant	61
Item 11.	Executive Compensation	61
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	61
Item 13.	Certain Relationships and Related Party Transactions and Director Independence	61
Item 14.	Principal Accountant Fees and Services	61

PART IV
Item 15.	Exhibits and Financial Statement Schedules	62-63
EX-3.A
EX-10.1
EX-01.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.13
EX-10.14
EX-10.15
EX-21
EX-23
EX-31.1
EX-31.2
EX-32

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

We have six primary locations, five in the United States and one in Canada. We provide our products through our wholly owned subsidiaries Astronics Advanced Electronic Systems Corp., Luminescent Systems, Inc., Luminescent Systems Canada, Inc. and DME Corporation. We have two reportable segments, Aerospace and Test Systems.

Products and Customers

Our Aerospace segment designs and manufactures products for the global aerospace industry. Product lines include Aircraft Lighting, Cabin Electronics, Airframe Power, and Airfield Lighting. Our Aerospace customers are the airframe manufacturers (OEM’s) that build aircraft for the commercial, military and general aviation markets, suppliers to those OEM’s, aircraft operators such as airlines and branches of the U.S. Department of Defense as well as the Federal Aviation Administration and airport operators. During 2010, this segment’s sales were divided 61% to the commercial transport market, 19% to the military aircraft market, 13% to the business jet market and 7% to the FAA/airport market. Most of this segment’s sales are a result of contracts or purchase orders received from customers, placed on a day-to-day basis or for single year procurements rather than long-term multi-year contract commitments. On occasion the Company does receive contractual commitments or blanket purchase orders from our customers covering multiple year deliveries of hardware to our customers.

Our Test Systems segment designs, develops, manufactures and maintains communications and weapons test systems and training and simulation devices for military applications. In the Test Systems Segment, Astronics’ products are sold primarily to the U.S. military, foreign militaries and manufacturers of military communication systems. During 2010, this segment’s sales were all to the military markets. This segment’s revenue is a result of long-term, primarily fixed price contracts and is recognized using the percentage of completion method of accounting, measured by multiplying the estimated total contract value by the ratio of actual contract costs incurred to date to the estimated total contract costs. We make significant estimates involving usage of percentage-of-completion accounting to recognize contract revenues. We periodically review contracts in process for estimates-to-completion, and revise estimated gross profit accordingly. While we believe our estimated gross profit on contracts in process is reasonable, unforeseen events and changes in circumstances can take place in a subsequent accounting period that may cause us to revise our estimated gross profit on one or more of our contracts in process. Accordingly, the ultimate gross profit realized upon completion of such contracts can vary significantly from estimated amounts between accounting periods.

Sales by Segment, Geographic Region, Major Customer and Canadian Operations are provided in Note 12 of Item 8, Financial Statements and Supplementary Data in this report.

We have a significant concentration of business with two major customers, Panasonic Avionics Corporation and to various Department of Defense branches of the U.S. Government. Sales to Panasonic Avionics accounted for 26.5% of sales in 2010, 19.4% of sales in 2009 and 24.9% of sales in 2008. Accounts receivable from this customer at December 31, 2010 and 2009 were $6.5 million and $3.9 million, respectively. Sales to the U.S. Government accounted for 15.0% of sales in 2010, 19.5% of sales in 2009 and 4.0% of sales in 2008. Accounts receivable from this customer at December 31, 2010 and 2009 were $7.0 million and $2.6 million, respectively.

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

Government Contracts

All U.S. Government contracts, including subcontracts where the U.S. Government is the ultimate customer, may be subject to termination at the election of the government. Our revenue stream relies on military spending, as a significant portion of the Test Systems’ revenue is derived from military applications.

Raw Materials

Materials, supplies and components are purchased from numerous sources. We believe that the loss of any one source, although potentially disruptive in the short-term, would not materially affect our operations in the long-term.

Seasonality

Our business is typically not seasonal.

Backlog

At December 31, 2010, our backlog was approximately $99.8 million. At December 31, 2009, our backlog was approximately $85.4 million. Backlog in the Aerospace segment was approximately $91.6 million and $75.6 million at December 31, 2010 and 2009, respectively. Approximately $78.2 million for the December 31, 2010 backlog is expected to be realized in 2011. Backlog in the Test Systems segment was approximately $8.2 million at December 31, 2010 of which approximately $6.4 million is expected to be realized in 2011.

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

Research, Development and Engineering Activities

We are engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of our existing technologies. These costs are expensed when incurred and included in cost of sales. Research and development and engineering costs amounted to approximately $28.3 million in 2010, $27.0 million in 2009 and $22.9 million in 2008.

Employees

We employed 1,010 employees as of December 31, 2010. We consider our relations with our employees to be good. None of our employees are subject to collective bargaining agreements.

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

The amount of debt we have outstanding, as well as any debt we may incur in the future, could have an adverse effect on our operational and financial flexibility. As of December 31, 2010, we had $38.6 million of debt outstanding, of which $33.3 million is long-term debt. Changes to our level of debt subsequent to December 31, 2010 could have significant consequences to our business, including the following:

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

A write-off of all or part of our goodwill or other intangible assets could adversely affect our operating results, net worth and cause us to violate covenants in our bank credit facility. At December 31, 2010, goodwill and purchased intangible assets were approximately 5.0% and approximately 3.3% of our total assets respectively. Our goodwill and other intangible assets may increase in the future since our strategy includes growing through acquisitions. We may have to write off all or part of our goodwill or purchased intangible assets if their value becomes impaired. Although this write-off would be a non-cash charge, it could reduce our earnings and net worth significantly. A write-off of goodwill or other intangible assets could also cause us to violate covenants in our bank credit facility that requires a minimum level of net worth. This could result in our inability to borrow under our bank credit facility or obligate us to refinance or renegotiate the terms of our bank indebtedness.

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

The loss of Panasonic Avionics Corporation or the U.S. Government as major customers or a significant reduction in sales to either or both of those two customers would reduce our sales and earnings. In 2010 we had a concentration of sales to Panasonic representing approximately 26.5% of our sales and to the U.S. Government representing approximately 15.0% of our sales. The loss of one or both of these customers or a significant reduction in sales to them would significantly reduce our sales and earnings.

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

We depend on government contracts and subcontracts with defense prime contractors and sub contractors that may not be fully funded, may be terminated, or may be awarded to our competitors. The failure to be awarded these contracts or failure to receive funding or the termination of one or more of these contracts could reduce our sales. Sales to the U.S. Government and its prime contractors and subcontractors represent a significant portion of our business. The funding of these programs is generally subject to annual congressional appropriations, and congressional priorities are subject to change. In addition, government expenditures for defense programs may decline or these defense programs may be terminated. A decline in governmental expenditures or the termination of existing contracts may result in a reduction in the volume of contracts awarded to us. We have resources applied to specific government contracts and if any of those contracts were terminated, we may incur substantial costs redeploying those resources.

We make estimates in accounting for long-term contracts, and changes in these estimates may have significant impacts on our earnings. In the Test Systems segment, the Company has long-term contracts with our customers, accounted for using the percentage of completion method of accounting. Revenue representing approximately 8% of 2010 consolidated sales was accounted for using the percentage of completion method of accounting. Under the percentage of completion method, we recognize revenue as work progresses toward completion as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion, multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods. Changes in estimates affecting sales, costs and profits are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting, resulting in the cumulative effect of changes reflected in the current period. A significant change in an estimate on one or more contracts could have a material effect on our results of operations. For contracts with anticipated losses at completion, we establish a provision for the entire amount of the estimated loss and charge it against income in the period in which the loss becomes known. When they can be reliably estimated and realization is considered probable, the amounts representing performance incentives, penalties, contract claims, warranty costs or change orders are considered in estimating revenues, costs and profits.

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

Our results of operations are affected by our fixed-price contracts, which could subject us to losses in the event that we have cost overruns. For the year ended December 31, 2010, fixed-price contracts represented almost 100% of the Company’s sales. On fixed-price contracts, we agree to perform the scope of work specified in the contract for a predetermined price. Depending on the fixed price negotiated, these contacts may provide us with an opportunity to achieve higher profits based on the relationship between our costs and the contract’s fixed price. However, we bear the risk that increased or unexpected costs may reduce our profit.

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

We are subject to financing and interest rate exposure risks that could adversely affect our business, liquidity and operating results. Changes in the availability, terms and cost of capital, increases in interest rates or a reduction in credit rating could cause our cost of doing business to increase and place us at a competitive disadvantage. At December 31, 2010, approximately 64% of our debt was at fixed interest rates with the remaining percentage subject to variable interest rates.

We are subject to the risk of loss resulting from our customers defaulting on their obligations to us. The inability of our customers to pay us due to adverse economic conditions or their inability to access available credit could have an adverse effect on our financial condition and liquidity.

Our international operations pose currency and other risks that may adversely impact sales and earnings. We have manufacturing and sales operations in foreign countries. In addition, our domestic operations have sales to foreign customers. Our financial results may be adversely affected by fluctuations in foreign currencies and by the translation of the financial statements of our foreign subsidiaries from local currencies into U.S. dollars. The translation of our sales and operating costs designated in foreign currencies, which are primarily the Canadian Dollar to the U.S. dollar had an insignificant impact on both sales for 2010 using average exchange rates for 2010 compared to average exchange rates for 2009 and on sales for 2009 using average exchange rates for 2009 compared to average exchange rates for 2008.

Our stock price is volatile. For the year ended December 31, 2010, our stock price ranged from a low of $7.42 to a high of $23.05. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

We may become involved in the future in legal proceedings that, if adversely adjudicated or settled, could materially impact our financial condition. As an aerospace company, we may become a party to litigation in the ordinary course of our business, including, among others, matters alleging product liability, warranty claims, breach of commercial or government contract or other legal actions. In general, litigation claims can be expensive and time consuming to bring or defend against and could result in settlements or damages that could significantly impact results of operations and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

On December 31, 2010, we occupied 448,000 square feet of space in the United States and Canada, distributed as follows:

	Owned	Leased	Total

Aerospace
East Aurora, NY	125,000	—	125,000
Redmond, WA	—	100,000	100,000
Lebanon, NH	80,000	—	80,000
Ft. Lauderdale, FL	—	72,000	72,000
Montreal, Quebec, Canada	—	20,000	20,000

Aerospace Square Feet	205,000	192,000	397,000

Test Systems
Orlando, FL	—	51,000	51,000

Test Systems Square Feet	—	51,000	51,000

Total Square Feet	205,000	243,000	448,000

Our corporate headquarters is located in East Aurora, New York. The lease in Montreal expires in December, 2012. The lease for the Redmond facility expires in March, 2013. The lease for the Orlando facility expires in February, 2015 with one renewal option for seven years. The lease for the Ft. Lauderdale facility expires in April, 2016 with one renewal option of five years. Upon the expiration of our current leases, we believe that we will be able to either secure renewal terms or enter into leases for alternative locations at market terms. We believe that our properties have been adequately maintained and are generally in good condition.

ITEM 3.	LEGAL PROCEEDINGS

The Company is subject to various legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows. However, the results of these matters cannot be predicted with certainty. Should the Company fail to prevail in any legal matter or should several legal matters be resolved against the Company in the same reporting period, then the financial results of that particular reporting period could be materially adversely affected.

On November 11, 2010, AE Liquidation Inc. filed an action in the Bankruptcy Court seeking to recover $1.4 million of alleged preferential payments received by the Company from Eclipse Aviation Corporation. The Company disputes the Trustee’s allegations and believes any loss, as a result of future proceedings is neither probable nor estimable at December 31, 2010, and we intend to defend this claim vigorously.

Other than this proceeding, we are not party to any significant pending legal proceedings that management believes will result in material adverse effect on our financial condition or results of operations.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the range of prices for the Company’s Common Stock, traded on the NASDAQ National Market System, for each quarterly period during the last two years. The approximate number of shareholders of record as of February 18, 2011, was 811 for Common Stock and 785 for Class B Stock.

2010	High	Low

First	$10.05	$7.42
Second	17.90	10.28
Third	18.01	13.56
Fourth	23.05	17.51

2009	High	Low

First	$11.25	$6.82
Second	11.48	7.89
Third	11.17	8.18
Fourth	9.57	7.65

The Company has not paid any cash dividends in the three-year period ended December 31, 2010. The Company’s ability to pay dividends is limited by Minimum Net Worth and Minimum Fixed Charge Coverage Ratio covenants contained in the Company’s Credit Agreement. The Company has no plans to pay cash dividends as it plans to retain all cash from operations as a source of capital to finance growth in the business.

On September 16, 2008, Astronics Corporation announced a one-for-four distribution of Class B Stock to holders of both Common and Class B Stock. On or about October 17, 2008, stockholders received one share of Class B Stock for every four shares of Common and Class B Stock held on the record date of October 6, 2008.

With respect to information regarding our securities authorized for issuance under equity incentive plans, the information contained in the section entitled “Equity Compensation Plan Information” of our definitive Proxy Statement for the 2011 Annual Meeting of Shareholders is incorporated herein by reference.

We did not repurchase any shares of our common stock in 2010. On January 30, 2009, 500,000 shares of the Company’s common stock held as treasury shares were issued as part of the acquisition of DME.

The following graph charts the annual percentage change in return on the Company’s common stock compared to the S&P 500 Index — Total Return and the NASDAQ US and Foreign Securities:

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Assumes Initial Investment of $100
December 2010

		2005	2006	2007	2008	2009	2010

ASTRONICS CORPORATION	Return %		59.33	148.10	−72.17	−3.93	145.64
	Cum	$100.00	159.33	395.30	110.01	105.69	259.61
S&P 500 Index — Total Returns	Return %		15.79	5.50	−36.99	26.45	15.06
	Cum	$100.00	115.79	122.16	76.97	97.32	111.98
NASDAQ US and Foreign Securities Index	Return %		10.30	10.54	−52.06	45.30	18.17
	Cum	$100.00	110.30	121.93	58.45	84.93	100.36

ITEM 6.	SELECTED FINANCIAL DATA

Five-Year Performance Highlights

	2010	2009(3)		2008	2007	2006

(Amounts in thousands, except for employee and per share data)
PERFORMANCE
Sales	$195,754	$191,201		$173,722	$158,240	$110,767
Impairment Loss(2)	$—	$(19,381)		$—	$—	$—
Net Income (Loss)	$14,948	$(3,802)		$8,361	$15,391	$5,736
Net Margin	7.6%	(2.0	) %	4.8%	9.7%	5.2%
Diluted Earnings (Loss) per Share(1)	$1.32	$(0.35)		$0.79	$1.44	$0.55
Weighted Average Shares Outstanding — Diluted(1)	11,284	10,733		10,650	10,711	10,336
Return on Average Assets	10.3%	(3.1)%		8.0%	16.5%	7.7%
Return on Average Equity	21.8%	(6.4)%		15.6%	38.2%	20.2%

YEAR-END FINANCIAL POSITION
Working Capital	$65,855	$52,857		$43,360	$32,100	$17,437
Total Assets	$150,888	$138,714		$104,674	$104,121	$82,538
Indebtedness	$38,578	$44,776		$14,446	$22,935	$18,449
Shareholders’ Equity	$77,215	$60,113		$58,255	$49,232	$31,348
Book Value Per Share(1)	$7.05	$5.58		$5.68	$4.83	$3.14

OTHER YEAR-END DATA
Depreciation and Amortization	$4,881	$7,342		$4,142	$3,440	$2,929
Capital Expenditures	$3,568	$2,466		$4,325	$9,592	$5,400
Shares Outstanding(1)	10,947	10,775		10,265	10,186	10,033
Number of Employees	1,010	1,035		989	967	787

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

(3)	— Information includes the results of DME, acquired on January 30, 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Astronics Corporation, through its subsidiaries Astronics Advanced Electronic Systems Corp., Luminescent Systems Inc., Luminescent Systems Canada Inc. and DME Corporation designs and manufactures electrical power generation systems, electrical power control and distribution systems, lighting systems and components, aircraft safety products and test, training and simulation systems. With the 2009 acquisition of DME Corporation (“DME”), the Company now operates in two distinct segments, Aerospace and Test Systems. We have six principal facilities located in New York State, Washington State, New Hampshire, two in Florida and one in Quebec, Canada.

On January 30, 2009 we acquired DME, a designer and manufacturer of military test, training and simulation equipment, airfield lighting and aviation safety products. The DME aerospace business is included our aerospace reporting segment and the test training and simulation business comprises our test systems reporting segment. We purchased 100% of the outstanding stock of DME for approximately $50 million. The acquisition was financed primarily with a $40.0 million, five year term note, 500,000 shares of unregistered Astronics common stock previously held as treasury shares, valued at $3.6 million, and seller financing for $5.0 million.

Our Aerospace segment serves four primary markets. They are the military, commercial transport, business jet and FAA/airport markets. We serve one primary market in the Test Systems segment, which is the military. In the Aerospace segment, the breakdown of its 2010 segment sales to the commercial transport market, the military market, business jet market and the FAA/airport market were approximately 61.2%, 19.4%, 12.6% and 6.8%, respectively. In the Test systems market, all of the sales were to the military market.

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

Sales to the commercial transport market totaled approximately 56.2% of our total revenue in 2010. Our cabin electronics products which provide in-seat power for passengers and power to in-flight entertainment systems (IFE) found on commercial airlines around the world accounted for the majority of our sales to this market. Since 2005 we have seen our sales to the commercial transport markets increase from approximately $31 million to approximately $110 million in 2010. Most of this growth has been driven by increased installations of our cabin electronics products used to power in-flight entertainment systems and in-seat power systems by airlines around the world. Maintaining and growing our sales to the commercial transport market will depend on airlines capital spending budgets for cabin up-grades as well as the purchase of new aircraft such as the Boeing 787 and Airbus A380. This investment by the airlines is impacted by their profits, cash flow and available financing as well as competitive pressures between the airlines to improve the travel experience for their passengers. We expect the new aircraft, once in production will be equipped with more IFE and in-seat power than previous generation aircraft. Additionally, our ability to maintain and grow sales to this market depends on our ability to maintain our technological advantages over our competitors and maintain our relationships with major in-flight entertainment suppliers and global airlines.

Products sold to the military market include our aircraft lighting, airframe power and test, training and simulation products. In 2010, military Aerospace related sales represented approximately 17.8% of consolidated sales while Test Systems military sales accounted for approximately 8.3%. The military market is dependent on governmental funding which can change from year to year. Risks are that overall spending may be reduced in the future, specific programs may be eliminated or that we fail to win new business through the competitive bid process. Astronics does not have significant reliance on any one program such that cancellation of a particular program will cause material financial loss. We believe that we will continue to have opportunities similar to past years regarding this market.

Products sold to the business jet market include primarily our aircraft lighting and airframe power products, which accounted for 11.5% of our consolidated sales in 2010. Sales to the business jet market are driven primarily by our content on new aircraft and build rates of new aircraft. Business jet OEM build rates continue to be significantly impacted by global wealth creation and corporate profitability which have been negatively affected during the past several years by the global recession. Our sales to the business jet market will continue to be challenged in the upcoming year as business jet aircraft production rates are not expected to increase significantly during 2011 as the global economy continues to struggle. Additionally, there continues to be a large supply of used aircraft in the market and financing of aircraft has become challenging for many prospective buyers. Despite the current market conditions, we continue to see a wide range of opportunities to employ our technology in the business jet markets, however there is risk involved in the development of any new aircraft.

FAA/airport market sales account for 6.2% of our consolidated sales in 2010 and were comprised of sales of airfield lighting products including navigational lighting aids and airfield lighting products, providing design-build lighting solutions to simplify lighting installation projects and provide seamless airfield upgrades for our customers. Future FAA/airport market sales are dependent on funding availability for airport upgrades and successfully competing for those opportunities.

Each of the markets that we serve is presenting opportunities for our product lines that we expect will provide growth for the Company over the long-term. We continue to look for opportunities in all of our markets to capitalize on our core competencies to expand our existing business and to grow through strategic acquisitions.

Challenges which continue to face us include improving shareholder value through increasing profitability. Increasing profitability is dependent on many things, primarily revenue growth and the Company’s ability to control operating expenses and to identify means of creating improved productivity. Revenue is driven by increased build rates for existing aircraft, market acceptance and economic success of new aircraft, continued government funding of defense programs, the Company’s ability to obtain production contracts for parts we currently supply or have been selected to design and develop for new aircraft platforms and continually identifying and winning new business for our Test Systems segment. Demand for our products is driven by the discretionary spending of aircraft owners and airlines and new aircraft build rates as well as defense spending. Reduced aircraft build rates driven by a weak economy, tight credit markets, reduced air passenger travel and an increasing supply of used aircraft on the market will likely result in reduced demand for our products which will result in lower profits. Reduction of defense spending may result in fewer opportunities for us to compete, which could result in lower profits in the future. Many of our newer development programs are based on new and unproven technology and at the same time we are challenged to develop the technology on a schedule that is consistent with specific programs. We will continue to address these challenges by working to improve operating efficiencies and focusing on executing on the growth opportunities currently in front of us.

ACQUISITION

We account for acquisitions under ASC Topic 805 “Business Combinations and Reorganizations” (“ASC Topic 805”). ASC Topic 805 provides revised guidance on how the acquirer recognizes and measures the consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests, and goodwill acquired in a business combination. ASC Topic 805 also expands required disclosures surrounding the nature and financial effects of business combinations. Acquisition costs are expensed as incurred. Expensed acquisition costs in 2010 were insignificant. Expensed acquisition costs approximated $0.1 million for 2009 and $0.2 million in 2008.

On January 30, 2009, the Company acquired 100% of the common stock of DME Corporation (DME) for approximately $50.0 million. DME is a designer and manufacturer of military test training and simulation equipment and aviation safety products. The following summary combines the consolidated results of operations of the Company with those of the acquired business for the years ended December 31, 2009 and 2008 as if the acquisition took place at the beginning of the periods presented. The pro forma consolidated results include the impact of certain adjustments, including increased interest expense on acquisition debt, amortization of purchased intangible assets and income taxes.

	2009	2008

(In thousands, except earnings per share)
Sales	$195,950	$260,429
Net (Loss) Income	(3,771)	12,331
Basic (loss) earnings per share	(0.35)	1.15
Diluted (loss) earnings per share	(0.35)	1.11

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire years ended December 31, 2009 and 2008. In addition, they are not intended to be a projection of future results.

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

Accounts Receivable and Allowance for Doubtful Accounts

We record a valuation allowance to account for potentially uncollectible accounts receivable. The allowance is determined based on Management’s knowledge of the business, specific customers, review of receivable aging and a specific identification of accounts where collection is at risk. At December 31, 2010, the allowance for doubtful accounts for accounts receivable was $0.3 million, or 0.9% of gross accounts receivable. At December 31, 2009, the allowance for doubtful accounts for accounts receivable was $0.4 million, or 1.2% of gross accounts receivable.

In the fourth quarter of 2008, we wrote off all receivables totaling approximately $1.0 million from Eclipse Aviation Corporation, a customer that declared bankruptcy during the fourth quarter of 2008. The impact amounted to approximately a $0.6 million reduction in net income or $.06 per diluted share in 2008.

Inventory Valuation

We record valuation reserves to provide for excess, slow moving or obsolete inventory or to reduce inventory to the lower of cost or market value. In determining the appropriate reserve, Management considers the age of inventory on hand, the overall inventory levels in relation to forecasted demands as well as reserving for specifically identified inventory that we believe is no longer salable. At December 31, 2010, our reserve for inventory valuation was $11.2 million, or 22.4% of gross inventory. At December 31, 2009, our reserve for inventory valuation was $11.6 million, or 26.7% of gross inventory.

In the fourth quarter of 2008, we recorded a reserve for inventory on hand used exclusively for the Eclipse 500 aircraft. Eclipse Aviation Corporation, the manufacturer of the aircraft filed for bankruptcy protection, ceased production, terminated its workforce and petitioned the bankruptcy court to liquidate its assets. The pre-tax charge relating to the Eclipse inventory amounted to approximately $7.4 million, reducing net income by approximately $4.8 million or $0.45 per diluted share in 2008.

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

As of December 31, 2010 we had net deferred tax assets of $10.4 million, net of a $0.9 million valuation allowance. As of December 31, 2009, we had net deferred tax assets of $11.8 million, net of a $0.7 million valuation allowance. These assets principally relate to goodwill and intangible assets, employee benefit liabilities, asset reserves, depreciation and state and foreign general business tax credit carry-forwards.

Impairment of long-lived assets

Goodwill Impairment Testing

Our goodwill is the result of the excess of purchase price over net assets acquired from acquisitions. As of December 31, 2010, we had approximately $7.6 million of goodwill. As of December 31, 2009, we had approximately $7.5 million of goodwill. The change in goodwill is due to the impact of changes in foreign currency.

We test goodwill for impairment at least annually as of November 1, and more frequently whenever events occur or circumstances change that indicates there may be impairment. These events or circumstances could include a significant long-tem adverse change in the business climate, poor indicators of operating performance or a sale or disposition of a significant portion of a reporting unit. The process of evaluating our goodwill for impairment is subjective and requires significant estimates. These estimates include judgments about future cash flows that are dependent on internal forecasts, long-term growth rates and estimates of the weighted average cost of capital used to discount projected cash flows.

We test goodwill at the reporting unit level, which is one level below our operating segments. We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, etc.). We currently have four reporting units; three within the Aerospace segment and the fourth being in the Test Systems segment. Three of the four reporting units carry goodwill.

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

Future changes in these estimates and assumptions could materially affect the results of our goodwill impairment tests. All other reporting units noted fair values well in excess of the carrying value. If the projected long-term revenue growth rates, profit margins, or terminal rates are considerably lower, and/or the estimated weighted-average cost of capital is considerably higher, future testing may indicate further impairment of one or more of the Company’s reporting units and, as a result, the related goodwill would likely be impaired.

During fiscal 2010, based on the evaluation, we determined that none of the reporting units’ fair value was less than its carrying value. For the year ended December 31, 2010, the Company did not record an impairment charge related to goodwill. The compound annual growth rate for revenue during the first six years of our projections ranged between 4.7% and 13.4% for the reporting units. The terminal value was calculated assuming projected growth rates of 3.0% after six years. The estimated weighted-average cost of capital for the reporting units ranged from 11.0% to 14.2% based upon an analysis of companies considered to be market participants and their debt to equity mix, their related volatility and the size of their market capitalization. A decline in the terminal growth rate greater than 200 basis points or an increase in the weighted-average cost of capital greater than 150 basis points would have indicated impairment in 2010 for one reporting unit as of the impairment test date whose goodwill was $2.4 million.

In 2009, the test systems unit had a carrying amount exceeding the reporting unit’s fair value due to an unexpected decrease in projected future revenues and cash flows, combined with a higher weighted average cost of capital due to market conditions. Therefore, we initiated step two of the goodwill impairment test which involves calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to its assets and liabilities other than goodwill and comparing it to the carrying amount of goodwill. We estimated that the implied fair value of goodwill for this reporting unit was less than its carrying value by approximately $14.2 million which was recorded as an impairment charge during the fourth quarter of 2009. Prior to the impairment charge, this reporting unit had goodwill of $16.6 million. The compound annual growth rate for revenue during the first five years of our projections ranged between 1.0% and 9.0%. The terminal value was calculated assuming projected growth rates of 3.0% after five years. The estimated weighted-average cost of capital for the reporting units ranged from 14.0% to 20.4% based upon an analysis of companies considered to be market participants and their debt to equity mix, their related volatility and the size of their market capitalization. A decline in the terminal growth rate greater than 290 basis points or an increase in the weighted-average cost of capital greater than 180 basis points would have indicated impairment in 2009 for one reporting unit as of the impairment test date whose goodwill was $2.9 million.

Indefinite-lived Intangible Asset Impairment Testing

We test our indefinite-lived intangible assets, which totaled $1.1 million as of December 31, 2010 and 2009 for impairment, on an annual basis as of November 1 or more frequently, if an event occurs or circumstances change that indicate that the fair value of an indefinite-lived intangible asset could be below its carrying amount. The impairment test consists of comparing the fair value determined using an in-lieu of royalty valuation approach, with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its fair value.

For the year ended December 31, 2010, the Company did not record an impairment charge on its indefinite-lived intangible assets. For the year ended December 31, 2009, the Company recorded an impairment charge on its indefinite-lived intangible assets amounting to approximately $0.7 million. The impairment loss was incurred in the Test Systems segment and is included in the Impairment Loss on the Consolidated Statement of Operations. There was no impairment loss for indefinite-lived intangible assets recognized in 2008.

Amortized and Depreciable Asset Impairment Testing

Property, plant and equipment and amortizable intangible assets are depreciated or amortized over their assigned useful lives. We test these long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. The recoverability test consists of comparing the projected undiscounted cash flows, with its carrying amount. An impairment loss would then be recognized for the carrying amount in excess of its fair value. For the year ended December 31, 2010, the Company did not record an impairment charge on its amortized intangible assets. For the year ended December 31, 2009, the Company recorded an impairment charge on its amortized intangible assets amounting to approximately $4.5 million. The impairment loss was incurred in the Test Systems segment and is included in the Impairment Loss on the Consolidated Statement of Operations. There was no impairment charge taken in 2008.

Supplemental Retirement Plan

We maintain a supplemental retirement plan for certain executives. Expense recognized for the supplemental retirement plan was $0.5 million for 2010, $0.6 million for 2009 and $0.5 million for 2008. The accounting for this plan is based in part on certain assumptions that may be highly uncertain and may have a material impact on the financial statements if different reasonable assumptions had been used. In 2010, the assumptions for increases in compensation, the discount rate for determining the cost recognized and the discount rate used for the projected benefit obligation were 5.0%, 6.0% and 5.5%, respectively. The assumption for compensation increases takes a long-term view of inflation and performance based salary adjustments based on the Company’s approach to executive compensation. For determining the discount rate the Company considers long-term interest rates for high-grade corporate bonds.

Stock-Based Compensation

We have stock-based compensation plans, which include non-qualified stock options as well as incentive stock options. Expense recognized for stock-based compensation was $0.9 million for the year ended 2010 and $0.8 million in each of the years ended 2009 and 2008. We determine the fair value of the option awards at the date of grant using a Black-Scholes model. Option pricing models require management to make assumptions and to apply judgment to determine the fair value of the award. These assumptions and judgments include estimating the future volatility of our stock price, expected dividend yield, future employee stock option exercise behaviors and future employee turnover rates. Changes in these assumptions can materially affect the fair value estimate.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	2010	2009(1)	2008

(Dollars in thousands)
Sales	$195,754	$191,201	$173,722
Gross Margin	24.3%	19.5%	17.5%
Impairment Loss	$—	$19,381	$—
SG&A Expenses as a Percentage of Sales	11.9%	12.6%	10.0%
Interest Expense	$2,551	$2,533	$694
Effective Tax (Benefit) Rate	31.5%	(50.9)%	32.0%
Net Earnings (Loss)	$14,948	$(3,802)	$8,361

(1)	Our results of operations for 2009 and 2010 include the operations of DME Corporation beginning January 30, 2009, the effective date of the acquisition.

A discussion by segment can be found at “Segment Results of Operations and Outlook” in this MD&A.

CONSOLIDATED OVERVIEW OF OPERATIONS

While the business environment remained challenging with headwinds coming from continued low business jet build rates, low military sales activity and delays on Boeings 787, 2010 was a very good year for Astronics. Attention to cost control and increased volume from our Aerospace segment generated consolidated net income of $14.9 million and diluted earnings per share of $1.32 that were each the second highest in Astronics history next to 2007.

Driven by a $24.0 million increase from our Aerospace segment our consolidated sales for 2010 increased by $4.6 million to $195.8 million compared with 2009. The Aerospace sales increase was partially offset by a $19.4 million decrease from our Test Systems segment.

Our consolidated sales for 2009 increased by $17.5 million to $191.2 million compared with 2008. The increase was a result of sales related to the DME acquisition of $51.2 million offset by a $33.7 million decline of organic sales due to volume. Excluding DME sales, our 2009 sales would have been $140 million. The decreased sales of our organic business was a result of reduced demand for our products in the commercial and business jet markets caused by reduced spending by airlines and lower new aircraft build rates partially offset by a slight increase of sales to the military market.

Gross margins improved in 2010 to 24.3% compared with 2009 at 19.5%. The improved margins were a result of increased margins in the Aerospace segment due to leverage on increased sales volume, a more efficient cost structure and favorable sales mix.

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

Selling, general and administrative expenses (“SG&A”) decreased approximately $0.9 million in 2010 compared with 2009 due primarily to a $2.0 million reduction of amortization expense for purchased intangible assets in our Test Systems segment offset by a small increase in other selling expenses. SG&A expenses were $23.2 million or 11.9% of sales in 2010, compared to $24.1 million, or 12.6% of sales in 2009.

SG&A increased in 2009 compared with 2008 due to the addition of the SG&A costs of DME. Excluding DME, SG&A costs decreased by approximately $1.0 million or 5.7% from 2008. The decrease was due primarily to a $1.0 million bad debt expense in 2008 relating to the Eclipse Aviation Corporation accounts receivable charge off. DME SG&A added $7.7 million in 2009.

In 2009 we recorded a pre-tax impairment charge of $19.4 million to write down the carrying value of our Test Systems goodwill by $14.2 million, and purchased intangible assets of our Test Systems segment by $5.2 million.

Interest expense in 2010 compared to 2009 was flat due primarily to slightly higher effective interest rates being offset by reduced debt levels when compared with the same period last year. The increase in interest expense in 2009 compared to 2008 was due primarily to higher debt levels and an increase in margins paid to our banks on our debt.

The effective tax rate (benefit) was 31.5% in 2010 compared with (50.9)% in 2009. The change in the effective rate was due primarily to the impact of the 2009 pre-tax loss, and lower state and foreign taxes. The effective tax (benefit) rate was (50.9)% in 2009 compared with 32.0% in 2008. The change in the effective rate was due primarily to the impact of the 2009 pre-tax loss, the recognition of approximately $0.8 million in research and development tax credits in 2009 and lower state and foreign taxes.

2011 Outlook

We expect consolidated sales in 2011 to be between $205 million and $215 million. Our consolidated backlog at December 31, 2010 was $99.8 million of which approximately $84.6 million is expected to ship in 2011. We expect our capital equipment spending in 2011 to be in the range of $5 million to $8 million and our engineering and development costs to be approximately $28 million.

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

AEROSPACE

	2010	2009	2008

(In thousands, except percentages)
Sales	$179,586	$155,605	$173,722
Operating Profit	$30,120	$16,274	$16,253
Operating Margin	16.8%	10.5%	9.4%

	2010	2009

(In thousands)
Total Assets	$96,393	$92,472
Backlog	$91,573	$75,639

	2010	2009(1)	2008

Sales by Market (In thousands)
Commercial Transport	$109,956	$88,155	$105,222
Military	34,867	37,791	34,546
Business Jet	22,548	21,630	33,954
FAA/Airport	12,215	8,029	—

	$179,586	$155,605	$173,722

	2010	2009	2008

Sales by Product Line (In thousands)
Cabin Electronics	$86,511	$64,309	$84,959
Aircraft Lighting	65,009	64,347	65,587
Airframe Power	15,851	18,920	23,176
Airfield Lighting	12,215	8,029	—

	$179,586	$155,605	$173,722

(1)	Includes reclassification of $1.3 million from commercial/transport to military sales.

Aerospace sales for 2010 increased by $24.0 million, or 15.4%, to $179.6 million from $155.6 million in 2009. Sales growth was primarily driven by increased sales volume of our Cabin Electronics products used by the Commercial Transport market. This volume increase was due to a general improvement of the financial condition of the commercial airlines and their increased installation of in-seat power systems and in-flight entertainment systems that incorporate our Cabin Electronics products. Military sales were down for the year due primarily to lower Airframe Power sales as scheduled deliveries of the Tactical Tomahawk power control unit ceased in 2009 but are planned to begin again in late 2011. Increased sales to the business jet market was a result of increased sales in the Airframe Power product line to business jet manufacturers. Sales to the FAA/Airport market increased primarily due to the completion of two airfield lighting programs during 2010.

Sales for 2009 decreased by $18.1 million or 10.4%, to $155.6 million. Excluding $15.6 million of Aerospace sales of the acquired DME business included in our 2009 results, our Aerospace sales for the year would have decreased by $33.7 million to $140.0 million. By market, the decrease excluding DME revenue was the result of lower sales in the commercial transport market of $22.4 million or 21.3% to $82.9 million and decreased sales to the business jet market of $14.5 million or 42.7% to $19.4 million. These declines were offset somewhat by increased sales to the military market of $3.1 million or 9.1% to $37.8 million and the addition of DME sales to the FAA/Airport, commercial transport markets and business jet markets of approximately $8.0 million and $5.3 million and $2.2 million, respectively. The decrease in sales to the Commercial transport market was primarily a result of lower deliveries of our cabin electronics products caused by reduced spending by the global airlines for cabin upgrades and reduced deliveries of our cabin electronics products for new aircraft. The decrease of sales to the business jet market reflects lower new aircraft build rates by the OEM’s. The military sales increase was related to an increase of volume of our lighting products on various platforms.

Operating margins for our Aerospace segment increased in 2010 to 16.8% from 10.5% in 2009. Compared with 2009 our operating margins increased due to the leverage provided on the increased sales volume, the effect of cost reductions and favorable product mix as compared with the same periods of 2009.

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

The backlog for our Aerospace segment at December 31, 2010 was $91.6 million compared with $75.6 million at December 31, 2009.

2011 Outlook for Aerospace — We expect 2011 Aerospace segment sales to be in the range of $185 million to $192 million.

Test Systems

	2010	2009	2008

(In thousands, except percentages)
Sales	$16,168	$35,596	$—
Operating Loss	$(1,806)	$(18,219)	$—
Operating Margin	(11.2)%	(51.2)%	—%

	2010	2009

(In thousands)
Total Assets	$17,752	$16,073
Backlog	$8,216	$9,755

The Test Systems segment was acquired as part of the DME acquisition on January 30, 2009. Sales in 2010 and 2009 for our Test Systems segment were $16.2 million and $35.6 million respectively, all of which were to the military market. The Test Systems segment continues to face headwinds as military spending has slowed and opportunities for large programs continue to move out. With the lack of large programs we have continued to utilize our engineering capacity to develop our next generation family of synthetic radio testers which we believe will provide a firm base line of repeating business for the future.

In 2009, the impairment charge of $19.4 million is included in our operating loss of $18.2 million for the year.

The backlog for Test Systems was $8.2 million at December 31, 2010 compared with $9.8 million at December 31, 2009.

2011 Outlook for Test Systems — We expect 2011 Test Systems sales to be in the range of $20 million to $23 million.

Off Balance Sheet Arrangements

We do not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations

The following table represents contractual obligations as of December 31, 2010:

	Payments Due by Period*
	Total	2011	2012-2013	2014-2015	After 2015

(In thousands)
Purchase Obligations	$37,502	$36,009	$1,493	$—	$—
Long-Term Debt	38,578	5,314	14,561	12,525	6,178
Operating Leases	9,833	3,022	4,734	2,077	—
Interest on Long-Term Debt	1,716	735	784	150	47
Other Long-Term Liabilities	847	224	548	24	51

Total Contractual Obligations	$88,476	$45,304	$22,120	$14,776	$6,276

*	This table excludes Supplemental Retirement Plan and related Post Retirement Obligations for which we anticipate making $0.4 million in annual payments in 2011 through 2015.

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

Interest on Long-Term Debt — Interest on Long-Term Debt consists of fixed payments related to two interest rate swap agreements described more fully under Item 7A — Quantitative and Qualitative Disclosures About Market Risk.

We have excluded the variable rate interest on our note payable and other long-term debt due to its variable nature.

LIQUIDITY AND CAPITAL RESOURCES

	2010	2009	2008

(In thousands)
Net cash provided (used) by:
Operating Activities	$16,503	$31,088	$11,505
Investing Activities	(3,614)	(42,702)	(4,572)
Financing Activities	(5,131)	23,520	(6,713)

Our available borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations and reinvest in our business.

Operating Activities

Cash flow provided by operating activities was approximately $16.5 million in 2010 compared with approximately $31.1 million provided by operating activities in 2009. The decrease of $14.6 million was mainly a result of cash used to invest in working capital components in 2010.

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

Investing Activities

Cash used for investing activities in 2010 was approximately $3.6 million, used primarily for capital expenditures. Cash used for investing activities in 2009 and 2008 were $42.7 million and $4.6 million respectively. The year ended in 2009 included $40.7 million to acquire DME and made capital expenditures of $2.5 million. The year ended in 2008 was due primarily to capital expenditures.

Cash invested for capital equipment for the last three years ranged between $2.5 million and $4.3 million. Our expectation for 2011 is that we will invest between $5.0 million and $8.0 million. Future capital requirements depend on numerous factors, including expansion of existing product lines and introduction of new products. Management believes that our cash flow from operations and current borrowing arrangements will provide for these necessary capital expenditures.

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

The Credit Agreement provides for a revolving credit line of $35 million for working capital requirements and is committed through January 2012, with interest at LIBOR plus between 2.75% and 4.50%. In addition, the Company is required to pay a commitment fee of between 0.30% and 0.50% on the unused portion of the total credit commitment for the preceding quarter, based on the Company’s leverage ratio under the Credit Agreement. The credit facility allocates up to $20 million of the $35 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. The credit facility contains various covenants. The covenant for minimum fixed charge coverage, defined as the ratio of the sum of net income, interest expense, provision for taxes based on income, total depreciation expense, total amortization expense, other non-cash items reducing net income minus other non-cash items increasing net income minus capital expenditures, minus cash taxes paid and dividends paid to interest expense plus scheduled principal payments on long-term debt calculated on a rolling four-quarter basis ranges from 1.05 to 1.25 from December 31, 2010 through March 31, 2012, when it becomes fixed at 1.25. The covenant for maximum leverage, defined as the ratio of the sum of net income, interest expense, provision for taxes based on income, total depreciation expense, total amortization expense, other non-cash items reducing net income minus other non-cash items increasing net income to funded debt calculated on a rolling four-quarter basis now ranges from 3.25 to 2.75 from December 31, 2010 through September 30, 2011 when it becomes fixed at 2.75. The covenant for minimum net worth, defined as total stockholder equity shall not be less than $57.0 million increased annually by adding 50% of net income. As of December 31, 2010 the minimum net worth is $64.6 million. The covenant for maximum capital expenditures is $10 million annually. The agreement also restricts the payment of dividends.

There was no balance outstanding on our revolving credit facility at December 31, 2010. The credit facility allocates up to $20 million of the revolving credit line for the issuance of letters of credit, including certain existing letters of credit totaling approximately $12.5 million at December 31, 2010. For working capital requirements, the Company had available on its credit facility, $22.5 million at December 31, 2010. At December 31, 2010, we were in compliance with all of the covenants pursuant to the credit facility.

The Company’s cash needs for working capital, debt service and capital equipment during 2011 are expected to be met by cash flows from operations and cash balances and if necessary, utilization of the revolving credit facility.

DIVIDENDS

Management believes that it should retain the capital generated from operating activities for investment in advancing technologies, acquisitions and debt retirement. Accordingly, there are no plans to institute a cash dividend program. Additionally, the Company’s ability to pay dividends is limited by in the Company’s Credit Agreement.

BACKLOG

At December 31, 2010, the Company’s backlog was approximately $99.8 million compared with approximately $85.4 million at December 31, 2009.

RELATED-PARTY TRANSACTIONS

None.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Consolidated Financial Statements at Item 8 of this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has limited exposure to fluctuation in Canadian currency exchange rates to the U.S. dollar. Nearly all of the Company’s consolidated sales are transacted in U.S. dollars. Net assets held in or measured in Canadian dollars amounted to $5.2 million at December 31, 2010. Annual disbursements transacted in Canadian dollars were approximately $6.5 million in 2010. A 10% change in the value of the U.S. dollar versus the Canadian dollar would impact net income by approximately $0.5 million.

Risk due to fluctuation in interest rates is a function of the Company’s floating rate debt obligations, which total approximately $33.5 million at December 31, 2010. To offset this exposure, the Company entered into two interest rate swaps to fix the interest rate on a portion of the underlying debt for a set period of time.

a)	An interest rate swap with a notional amount of approximately $2.6 million at December 31, 2010, entered into in February 2006, related to the Company’s Series 1999 New York Industrial Revenue Bond which effectively fixes the rate at 3.99% plus a spread based on the Company’s leverage ratio on this $2.6 million obligation through 2016.

b)	An interest rate swap with a notional amount of $13.0 million at December 31, 2010, entered into on March 19, 2009 related to $13.0 million of the Company’s $40.0 million term note issued January 30, 2009. The swap effectively fixes the LIBOR rate at 2.115% on the notional amount (which decreases in concert with the scheduled note repayment schedule). The swap agreement became effective October 1, 2009 and expires January 30, 2014.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Astronics Corporation

We have audited the accompanying consolidated balance sheets of Astronics Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astronics Corporation at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Astronics Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Buffalo, New York
March 3, 2011

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2010.

Ernst & Young LLP, independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

By:	/s/ Peter J. Gundermann Peter J. Gundermann President & Chief Executive Officer (Principal Executive Officer)	March 3, 2011

	/s/ David C. Burney David C. Burney Vice President-Finance, Chief Financial Officer & Treasurer (Principal Financial and Accounting Officer)	March 3, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Astronics Corporation

We have audited Astronics Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Astronics Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Astronics Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Astronics Corporation as of December 31, 2010 and 2009 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 of Astronics Corporation and our report dated March 3, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Buffalo, New York
March 3, 2011

ASTRONICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008

(In thousands, except per share data)
Sales	$195,754	$191,201	$173,722
Cost of Products Sold	148,187	153,928	143,249

Gross Profit	47,567	37,273	30,473
Impairment Loss	—	19,381	—
Selling, General and Administrative Expenses	23,224	24,114	17,419

Income (Loss) from Operations	24,343	(6,222)	13,054
Interest Expense, Net of Interest Income of $32, $22 and $12	2,551	2,533	694
Contingent Liability Fair Value Adjustment	—	(1,000)	—
Other (Income) Expense	(37)	(9)	70

Income (Loss) Before Income Taxes	21,829	(7,746)	12,290
Provision (Benefit) for Income Taxes	6,881	(3,944)	3,929

Net Income (Loss)	$14,948	$(3,802)	$8,361

Basic Earnings (Loss) Per Share	$1.38	$(0.35)	$0.82

Diluted Earnings (Loss) Per Share	$1.32	$(0.35)	$0.79

See notes to consolidated financial statements.

ASTRONICS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009

(In thousands, except share and per share data)
ASSETS
Current Assets:
Cash and Cash Equivalents	$22,709	$14,949
Accounts Receivable, Net of Allowance for Doubtful Accounts	30,941	30,560
Inventories	37,763	31,909
Prepaid Expenses	2,167	1,410
Deferred Income Taxes	3,560	3,665

Total Current Assets	97,140	82,493

Property, Plant and Equipment, at Cost:
Land	1,639	1,639
Buildings and Improvements	18,775	18,913
Machinery and Equipment	34,890	33,727
Construction in Progress	1,559	823

	56,863	55,102
Less Accumulated Depreciation	25,990	23,859

Net Property, Plant and Equipment	30,873	31,243

Deferred Income Taxes	6,883	8,131
Intangibles, Net of Accumulated Amortization	5,040	5,591
Other Assets	3,342	3,763
Goodwill	7,610	7,493

Total Assets	$150,888	$138,714

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current Maturities of Long-term Debt	$5,314	$6,238
Accounts Payable	10,583	7,405
Accrued Payroll and Employee Benefits	7,086	5,067
Accrued Income Taxes	—	242
Customer Advanced Payments and Deferred Revenue	3,853	4,952
Billings in Excess of Recoverable Costs and Accrued Profits on Uncompleted Contracts	1,519	2,179
Other Accrued Expenses	2,930	3,553

Total Current Liabilities	31,285	29,636

Long-term Debt	33,264	38,538
Supplemental Retirement Plan and Other Liabilities for Pension Benefits	6,265	6,128
Other Liabilities	2,859	4,299

Total Liabilities	73,673	78,601

Shareholders’ Equity
Common Stock, $.01 par value — Authorized 20,000,000 Shares, issued 8,972,795 in 2010 and 8,684,088 in 2009	89	87
Convertible Class B Stock, $.01 par value — Authorized 5,000,000 Shares, issued 2,454,580 in 2010 and 2,571,245 in 2009	25	26
Additional Paid-in Capital	14,337	12,340
Accumulated Other Comprehensive Loss	(2)	(158)
Retained Earnings	65,047	50,099

	79,496	62,394
Less Treasury Stock: 480,313 Shares in 2010 and 2009	2,281	2,281

Total Shareholders’ Equity	77,215	60,113

Total Liabilities and Shareholders’ Equity	$150,888	$138,714

See notes to consolidated financial statements.

ASTRONICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008

(In thousands)
Cash Flows from Operating Activities
Net Income (Loss)	$14,948	$(3,802)	$8,361
Adjustments to Reconcile Net Income (Loss) to Cash Provided By Operating Activities:
Impairment Loss	—	19,381	1,580
Depreciation and Amortization	4,881	7,342	4,142
Provision for Non-Cash Losses on Inventory and Receivables	1,134	1,014	8,907
Stock Compensation Expense	884	773	803
Loss on Disposal of Equipment	161	8	—
Deferred Tax Expense (Benefit)	1,385	(7,914)	(3,558)
Fair Value Adjustment to Contingent Note Payable	—	(1,000)	—
Other	(94)	(117)	393
Cash Flows from Changes in Operating Assets and Liabilities:
Accounts Receivable	(290)	12,407	(2,881)
Inventories	(6,891)	6,185	(7,102)
Prepaid Expenses	(650)	220	(298)
Accounts Payable	3,156	(6,061)	2,376
Accrued Expenses	318	943	(2,078)
Customer Advanced Payments and Deferred Revenue	(1,099)	(285)	(2,585)
Billings in Excess of Recoverable Costs and Accrued Profits on Uncompleted Contracts	(660)	900	—
Income Taxes	(347)	859	2,291
Supplemental Retirement Plan and Other Liabilities	(333)	235	1,154

Cash Provided By Operating Activities	16,503	31,088	11,505

Cash Flows from Investing Activities
Acquisition of Business	—	(40,655)	—
Capital Expenditures	(3,568)	(2,466)	(4,325)
Proceeds From Sale of Fixed Assets	—	425	—
Other	(46)	(6)	(247)

Cash Used For Investing Activities	(3,614)	(42,702)	(4,572)

Cash Flows from Financing Activities
Proceeds from Long-term Debt	—	40,000	—
Principal Payments on Long-term Debt	(6,245)	(14,965)	(945)
Proceeds from Note Payable	—	4,176	9,100
Payments on Note Payable	—	(4,176)	(16,400)
Debt Acquisition Costs	—	(1,682)	(197)
Use of (Unexpended) Industrial Revenue Bond Proceeds	—	136	952
Proceeds from Exercise of Stock Options	1,092	16	329
Income Tax Benefit from Exercise of Stock Options	22	15	448

Cash (Used for) Provided By Financing Activities	(5,131)	23,520	(6,713)

Effect of Exchange Rates on Cash	2	5	—

Increase in Cash and Cash Equivalents	7,760	11,911	220
Cash and Cash Equivalents at Beginning of Year	14,949	3,038	2,818

Cash and Cash Equivalents at End of Year	$22,709	$14,949	$3,038

Noncash Investing and Financing Activities :
Subordinated Debt Issued For Acquisition	$—	$6,000	$—
Treasury Stock Issued For Acquisition	—	3,585	—
Disclosure of Cash Payments for:
Interest	$2,604	$2,335	$745
Income Taxes, net	5,812	3,125	4,798

See notes to consolidated financial statements.

ASTRONICS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common							Accumulated
	Stock		Class B Stock					Other
	Shares	Par	Shares	Par	Treasury Stock		Paid-In	Comprehensive	Retained	Comprehensive
	Issued	Value	Issued	Value	Shares	Cost	Capital	Income (Loss)	Earnings	Income (Loss)

(Dollars and shares in thousands)
Balance at January 1, 2008	7,512	$75	3,652	$36	980	$(3,719)	$7,833	$(541)	$45,548
Net Income for 2008									8,361	8,361
Currency Translation Adjustments								(751)		(751)
Retirement Liability Adjustment, Net of Income Taxes of $85								(41)		(41)
Mark to Market Adjustments for
Derivatives, Net of Income Taxes of $49								(96)		(96)

Total Comprehensive Income										$7,473

Adjustment for Stock Distribution									(8)
Exercise of Stock Options and Stock Compensation Expense Including Income Taxes of $448	50	—	32	1			1,557
Class B Stock Converted to Common Stock	460	5	(460)	(5)

Balance at December 31, 2008	8,022	$80	3,224	$32	980	$(3,719)	$9,390	$(1,429)	$53,901
Net Loss for 2009									(3,802)	(3,802)
Currency Translation Adjustments								592		592
Retirement Liability Adjustment, Net of Income Taxes of $392								730		730
Mark to Market Adjustments for Derivatives, net of income Taxes of $29								(51)		(51)

Total Comprehensive Loss										$(2,531)

Adjustment for Issuance of Treasury Shares for Acquisition					(500)	1,438	2,147
Exercise of Stock Options and Stock Compensation Expense Including Income Taxes of $15	1	—	8	1			803
Class B Stock Converted to Common Stock	661	7	(661)	(7)

Balance at December 31, 2009	8,684	$87	2,571	$26	480	$(2,281)	$12,340	$(158)	$50,099
Net Income for 2010									14,948	14,948
Currency Translation Adjustments								217		217
Retirement Liability Adjustment, Net of
Income Taxes of $19								35		35
Mark to Market Adjustments for
Derivatives, net of income Taxes of $52								(96)		(96)

Total Comprehensive Income										$15,104

Exercise of Stock Options and Stock Compensation Expense Including Income Taxes of $22	150	1	23	—			1,997
Class B Stock Converted to Common Stock	139	1	(139)	(1)

Balance at December 31, 2010	8,973	$89	2,455	$25	480	$(2,281)	14,337	$(2)	$65,047

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND PRACTICES

Description of the Business

Astronics is a leading supplier of advanced, high-performance lighting systems, electrical power generation systems, aircraft safety systems, electronics systems for the global aerospace industry as well as test, training and simulation systems primarily for the military. We sell our products to airframe manufacturers (OEM’s) in the commercial transport, business jet and military markets as well as FAA/Airport, OEM suppliers and aircraft operators around the world. The Company provides its products through its wholly owned subsidiaries Luminescent Systems, Inc., Luminescent Systems Canada, Inc., DME Corporation and Astronics Advanced Electronic Systems Corp. (AES). On January 30, 2009 Astronics acquired 100% of the stock of DME Corporation (DME). DME is a leading provider of military test, training and simulation equipment as well as commercial aviation safety equipment and airfield lighting systems. The Company has two reportable segments, Aerospace and Test Systems. The Aerospace segment designs and manufactures products for the global aerospace industry. The Test Systems segment designs, develops, manufactures and maintains communications and weapons test systems and training and simulation devices for military applications.

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

In the Test Systems segment, revenue is recognized primarily from long-term, fixed-price contracts using the percentage-of-completion method of accounting, measured by multiplying the estimated total contract value by the ratio of actual contract costs incurred to date to the estimated total contract costs. Substantially all long-term contracts are with U.S. government agencies and contractors thereto. The Company makes significant estimates involving its usage of percentage-of-completion accounting to recognize contract revenues. The Company periodically reviews contracts in process for estimates-to-completion, and revises estimated gross profit accordingly. While the Company believes its estimated gross profit on contracts in process is reasonable, unforeseen events and changes in circumstances can take place in a subsequent accounting period that may cause the Company to revise its estimated gross profit on one or more of its contracts in process. Accordingly, the ultimate gross profit realized upon completion of such contracts can vary significantly from estimated amounts between accounting periods.

Cost of products sold includes the costs to manufacture products such as direct materials and labor and manufacturing overhead as well as all engineering and developmental costs. Shipping and handling costs are expensed as incurred and are included in costs of products sold. The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. These costs are expensed when incurred and included in cost of sales. Research and development, design and related engineering amounted to $28.3 million in 2010, $27.0 million in 2009 and $22.9 million in 2008.

Selling, general and administrative expenses include costs primarily related to our sales and marketing departments and administrative departments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation

The Company accounts for its stock options following ASC Topic 718 “Compensation — Stock Compensation” (“ASC Topic 718”). This Topic requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of earnings based on the grant date fair value of the award. For awards with graded vesting, the Company uses a straight-line method of attributing the value of stock-based compensation expense, subject to minimum levels of expense, based on vesting.

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

The excess tax benefits from share based payment arrangements were insignificant in both 2010 and 2009 and $0.4 million in 2008. These were classified as cash flows from financing activities.

Cash and Cash Equivalents

All highly liquid instruments with a maturity of three months or less at the time of purchase are considered cash equivalents.

Accounts Receivable

In the Aerospace segment, a trade receivable is recorded at the time of shipment of goods and transfer of title. In the Test Systems segment, receivables are recognized from long-term, fixed-price contracts using the percentage-of-completion method of accounting. Test System accounts receivable include billings and costs and estimated earnings in excess of billings on uncompleted contracts. The Company records a valuation allowance to account for potentially uncollectible accounts receivable. The allowance is determined based on Management’s knowledge of the business, specific customers, review of the receivable’s aging and a specific identification of accounts where collection is at risk. Account balances are charged against the allowance after all means of collections have been exhausted and the potential for recovery is considered remote. The Company typically does not require collateral.

Accounts receivable at December 31 consists of (in thousands):

	2010	2009

Accounts receivable	$24,524	$23,889
Long-term contract receivables:
Amounts billed	3,345	1,949
Unbilled recoverable costs and accrued profits	3,346	5,094

Total long-term contract receivables	6,691	7,043

Total receivables	31,215	30,932
Less allowance for doubtful accounts	(274)	(372)

	$30,941	$30,560

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term contract receivables are primarily associated with contracts with the U.S. Government. At December 31, 2010 and 2009, amounts billed under long-term contracts from the US Government, were $2.3 million and $1.4 million, respectively and amounts of recoverable costs and accrued profits to be billed to the US Government were $2.7 million and $3.6 million, respectively.

In the fourth quarter of 2008, the Company elected to directly write off all receivables amounting to approximately $1.0 million from Eclipse Aviation Corporation, a customer that declared bankruptcy during the fourth quarter of 2008. The impact amounted to approximately a $0.6 million reduction in net income or $0.06 per diluted share in 2008.

Inventories

Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories at December 31 are as follows:

	2010	2009

(In thousands)
Finished Goods	$8,437	$6,075
Work in Progress	6,274	3,275
Raw Material	23,052	22,559

	$37,763	$31,909

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

At December 31, 2010, the Company’s reserve for inventory valuation was $11.2 million, or 22.8% of gross inventory. At December 31, 2009, the Company’s reserve for inventory valuation was $11.6 million, or 26.7% of gross inventory. In November of 2008, Eclipse Aviation Corporation, a customer, filed for bankruptcy protection and has ceased production. In the fourth quarter of 2008, the Company recorded a reserve for certain inventory specifically used in the Eclipse 500 aircraft which is included in cost of goods sold. This charge increased the 2008 inventory valuation reserve by approximately $7.4 million, reducing 2008 net income by approximately $4.8 million or $0.45 per diluted share.

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

Depreciation expense was approximately $3.8 million, $4.1 million and $3.7 million in 2010, 2009 and 2008, respectively. No interest costs were capitalized in 2010, 2009 and 2008. In the fourth quarter of 2008, the Company recorded a charge in cost of goods sold, for certain equipment relating to the Eclipse 500 aircraft. This charge amounted to approximately $1.6 million which is included in cost of goods sold and is classified as an impairment in the Consolidated Statements of Cash Flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

The Company does not amortize goodwill. The Company tests goodwill at the reporting unit level on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has four reporting units, however only three reporting units have goodwill and are subject to the goodwill impairment test. The impairment test consists of comparing the fair value of the reporting unit, determined using discounted cash flows, with its carrying amount including goodwill, and, if the carrying amount of the reporting unit exceeds its fair value, comparing the implied fair value of goodwill with its carrying amount. An impairment loss would be recognized for the carrying amount of goodwill in excess of its implied fair value. See Note 9 for further information regarding the goodwill impairment charge in 2009, relating to our Test Systems reporting unit.

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

Long-Lived Assets

Long-lived assets to be held and used are initially recorded at cost. The carrying value of these assets is evaluated for recoverability whenever adverse effects or changes in circumstances indicate that the carrying amount may not be recoverable. Impairments are recognized if future undiscounted cash flows from operations are not expected to be sufficient to recover long-lived assets. The carrying amounts are then reduced by the estimated shortfall of the discounted cash flows.

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

Derivatives

The Company records all derivatives on the balance sheet at fair value with the related gains or losses deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (AOCI). The accounting for changes in the fair value of derivatives depends on the intended use and resulting designation. During 2010 and 2009, the Company’s use of derivative instruments was limited to a cash flow hedge for interest rate risk associated with long-term debt. Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At December 31, 2010, we had interest rate swaps consisting of the following:

a) An interest rate swap with a notional amount of approximately $2.6 million at December 31, 2010, entered into in February 2006, related to the Company’s Series 1999 New York Industrial Revenue Bond which effectively fixes the rate at 3.99% plus a spread based on the Company’s leverage ratio on this $2.6 million obligation through 2016.

b) An interest rate swap with a notional amount of $13.0 million at December 31, 2010, entered into on March 19, 2009 related to $13.0 million of the Company’s $40.0 million term note issued January 30, 2009. The swap effectively fixes the LIBOR rate at 2.115% on the notional amount (which decreases in concert with the scheduled note repayment schedule). The swap agreement became effective October 1, 2009 and expires January 30, 2014.

At December 31, 2010 and 2009, the fair value of interest rate swaps was a liability of $0.5 million and $0.4 million, respectively, which is included in other long-term liabilities.

To the extent the interest rate swaps are not perfectly effective in offsetting the change in the value of the payments being hedged; the ineffective portion of these contracts is recognized in earnings immediately as interest expense. Ineffectiveness was not significant in 2010, 2009 or 2008. For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change. The Company classifies the cash flows from hedging transactions in the same category as the cash flows from the respective hedged items. The Company reclassified $0.4 million and $0.2 million from accumulated other comprehensive loss to interest expense during 2010 and 2009, respectively. Amounts reclassified in 2008 were insignificant. Amounts expected to be reclassified during 2011 are not expected to be significant.

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

Should the Company need to accrue a liability for uncertain tax benefits, any interest associated with that liability will be recorded as interest expense. Penalties, if any, would be recognized as operating expenses. There are no penalties or interest liability accrued as of December 31, 2010 nor are any included in expense for each of the years ended December 31, 2010, 2009 and 2008. The years under which we conducted our evaluation coincided with the tax years currently still subject to examination by major federal and state tax jurisdictions, those being 2006 through 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings per Share

Earnings per share computations are based upon the following table:

	2010	2009	2008

(In thousands, except per share data)
Net Income (Loss)	$14,948	$(3,802)	$8,361

Basic earnings weighted average shares	10,840	10,733	10,237
Net effect of dilutive stock options	444	—	413

Diluted earnings weighted average shares	11,284	10,733	10,650

Basic earnings (loss) per share	$1.38	$(0.35)	$0.82

Diluted earnings (loss) per share	$1.32	$(0.35)	$0.79

There is no dilutive effect of the stock options for the year ended December 31, 2009 since the impact would be anti-dilutive.

Reserved Common Stock

At December 31, 2010, approximately 4.1 million shares of common stock were reserved for issuance upon conversion of the Class B stock, exercise of stock options and purchases under the Employee Stock Purchase Plan. Class B Stock is identical to Common Stock, except Class B Stock has ten votes per share, is automatically converted to Common Stock on a one for one basis when sold or transferred, and cannot receive dividends unless an equal or greater amount of dividends is declared on Common Stock.

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

The accumulated balances of the components of other comprehensive loss net of tax, at December 31, 2010 and 2009 are as follows:

	2010	2009

(In thousands)
Accumulated foreign currency translation	$1,322	$1,105
Accumulated loss on derivative adjustment net of tax benefit of approximately $0.2 million and $0.1 million for December 31, 2010 and 2009, respectively	(338)	(242)
Accumulated retirement liability adjustment net of tax benefit of approximately $0.5 million and $0.6 million at December 31, 2010 and 2009, respectively	(986)	(1,021)

	$(2)	$(158)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2010 and 2009:

	Asset	Liability	Level 1	Level 2	Level 3

(In thousands)
Interest rate swaps
2010	$—	$(520)	$—	$(520)	$—
2009	—	(373)	—	(373)	—

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

There were no impairment charges to goodwill in any of the Company’s reporting units in 2010. During 2009, in accordance with the provisions of ASC Topic 350 “Intangibles — Goodwill and Other”, the Company recorded a $14.2 million goodwill impairment charge related to the Test System reporting unit to write down goodwill to its implied fair value of $2.4 million. The Company utilizes a discounted cash flow analysis to estimate the fair value of reporting units utilizing unobservable inputs. The fair value measurement of the reporting unit under the step-one and step-two analysis of the goodwill impairment test are classified as Level 3 inputs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no impairment charges to any of the Company’s intangible assets in either of the Company’s segments in 2010. During 2009, the Company recorded an impairment charge to write down to fair value indefinite-lived trade name intangible assets and amortizing intangible assets consisting of technology and customer relationships of its Test System reporting unit. The impairment charge for the trade names was $0.7 million based on the determined fair value of $0.5 million. The impairment charges for the technology and customer relationships were based on an undiscounted cash flow analysis at the asset group level, consisting of the Test System reporting unit. As a result of the projected undiscounted cash flows being less than the carrying value of the net assets of the reporting unit, the intangible assets were written down to fair value based on a discounted cash flow analysis. The impairment charge was $3.6 million for technology and $0.9 million for customer relationships. These impairment charges were the result of the revised downward estimates of future revenues and cash flows of the Test Systems reporting unit. The fair value measurements are calculated using unobservable inputs classified as Level 3 inputs, requiring significant management judgment due to the absence of quoted market prices or observable inputs for assets of a similar nature.

Foreign Currency Translation

The Company accounts for its foreign currency translation in accordance with ASC Topic 830, Foreign Currency Translation. The aggregate transaction gain or loss included in operations was insignificant for 2010, 2009 and 2008.

Dividends

The Company has not paid any cash dividends in the three-year period ended December 31, 2010. It has no plans to pay cash dividends as it plans to retain all cash from operations as a source of capital to finance growth in the business. The Company’s ability to pay dividends is limited by covenants contained in the Company’s Credit Agreement as discussed in Note 2.

Acquisition and Pro Forma Information

The Company accounts for its acquisitions under ASC Topic 805 “Business Combinations and Reorganizations” (“ASC Topic 805”). ASC Topic 805 provides revised guidance on how the acquirer recognizes and measures the consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests, and goodwill acquired in a business combination. ASC Topic 805 also expands required disclosures surrounding the nature and financial effects of business combinations. Acquisition costs are expensed as incurred. Acquisition expenses in 2010 were insignificant. The Company expensed approximately $0.1 million in acquisition costs in 2009 and $0.2 million for 2008.

On January 30, 2009, the Company acquired 100% of the common stock of DME Corporation (DME). DME is a designer and manufacturer of military test training and simulation equipment and aviation safety products. The purchase price was approximately $50 million, comprised of approximately $40.3 million in cash, 500,000 shares of the Company’s common stock held as treasury shares, valued at approximately $3.6 million, a $5.0 million subordinated note payable to the former shareholders plus an additional $2.0 million contingent subordinated note payable, subject to meeting revenue performance criteria in 2009. The $2.0 million was not paid as DME failed to attain the agreed upon 2009 calendar year revenue amount. The following summary, prepared on a pro forma basis, combines the consolidated results of operations of the Company with those of the acquired business as if the acquisition took place on January 1, 2008. The pro forma consolidated results include the impact of certain adjustments, including increased interest expense on acquisition debt, amortization of purchased intangible assets and income taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2009	2008

(In thousands, except earnings per share)
Sales	$195,950	$260,429
Net Income (Loss)	(3,771)	12,331
Basic earnings (loss) per share	(0.35)	1.15
Diluted earnings (loss) per share	(0.35)	1.11

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the years ended December 31, 2009 and 2008. In addition, they are not intended to be a projection of future results.

Loss contingencies

Loss contingencies may from time to time arise from situations such as warranty claims and other legal actions. Loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Disclosure is required when there is a reasonable possibility that the ultimate loss will exceed the recorded provision. Contingent liabilities are often resolved over long time periods. In recording liabilities for probable losses, management is required to make estimates and judgments regarding the amount or range of the probable loss. Management continually assesses the adequacy of estimated loss contingencies and, if necessary, adjusts the amounts recorded as better information becomes known.

Recent Accounting Pronouncements

On January 1, 2010, the Company adopted the new provisions of Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). ASU No. 2010-06 provides revised guidance on improving disclosures about valuation techniques and inputs to fair value measurements. The impact on the Company’s disclosures was not significant.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles — Goodwill and Other (Topic 350) (“ASU 2010-28”). ASU 2010-28 clarifies the requirement to test for impairment of goodwill. ASC Topic 350 has required that goodwill be tested for impairment under Step 2 if the carrying amount of a reporting unit exceeds its fair value. Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional Step 2 test to determine whether goodwill has been impaired and calculate the amount of that impairment. The modifications to ASC Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. Early adoption is not permitted. The Company believes that the impact, if any, the application of the amendments in ASU 2010-28 may have on its financial statements will not be significant.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805) (“ASU 2010-29”). ASC Topic 350 has required pro forma revenue and earnings disclosure requirements for business combinations. ASU 2010-29 clarifies the requirements for disclosure of supplementary pro forma information for business combinations. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The modifications to ASC Topic 805 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years. Early adoption is permitted. The Company believes that the impact, if any, the application of the amendments in ASU 2010-29 may have on its financial statements will not be significant.

NOTE 2 —	LONG-TERM DEBT AND NOTE PAYABLE

Long-term debt consists of the following:

	2010	2009

(In thousands)
Senior Term Notes, payable $1.0 million quarterly from January 2011 through October 2012, $2.0 million quarterly in 2013 with a balloon payment of $5.0 million in January 2014. Interest is at LIBOR plus between 2.75% and 4.0% (3.31% at December 31, 2010)	$21,000	$26,000
Subordinated promissory note with interest fixed at 6.0% payable in 2014	5,000	5,000
Series 2007 Industrial Revenue Bonds issued through the Erie County, New York Industrial Development Agency payable $340 from 2011 through 2027 with interest reset weekly (3.50% at December 31, 2010)	5,740	6,000
Series 1999 Industrial Revenue Bonds issued through the Erie County, New York Industrial Development Agency payable $350 annually through 2019 with interest reset weekly (3.50% at December 31, 2010)	2,595	2,945
Series 1998 Industrial Revenue Bonds issued through the Business Finance Authority of the State of New Hampshire payable $400 annually through 2018 with interest reset weekly (3.50% at December 31, 2010)	3,250	3,650
Note Payable at Canadian Prime payable $11 monthly through 2016 plus interest (Canadian Prime was 3.00% at December 31, 2010)	906	1,027
Capital Lease Obligations and Other	87	154

	38,578	44,776
Less current maturities	5,314	6,238

	$33,264	$38,538

Principal maturities of long-term debt are approximately $5.3 million in 2011 and 2012, $9.3 million in 2013, $11.2 million in 2014 and $1.3 million in 2015.

The Company’s Credit Agreement provides for a revolving credit line of $35 million for working capital requirements and is committed through January 2012, with interest at LIBOR plus between 2.75% and 4.50%. In addition, the Company is required to pay a commitment fee of between 0.30% and 0.50% on the unused portion of the total credit commitment for the preceding quarter, based on the Company’s leverage ratio under the Credit Agreement. The credit facility allocates up to $20 million of the $35 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. The credit facility contains various covenants. The covenant for minimum fixed charge coverage, defined as the ratio of the sum of net income, interest expense, provision for taxes based on income, total depreciation expense, total amortization expense, other non-cash items reducing net income minus other non-cash items increasing net income minus capital expenditures, minus cash taxes paid and dividends paid to interest expense plus scheduled principal payments on long-term debt calculated on a rolling four-quarter basis ranges from 1.05 to 1.25 from December 31, 2010 through March 31, 2012, when it becomes fixed at 1.25. The covenant for maximum leverage, defined as the ratio of the sum of net income, interest expense, provision for taxes based on income, total depreciation expense, total amortization expense, other non-cash items reducing net income minus other non-cash items increasing net income to funded debt calculated on a rolling four-quarter basis now ranges from 3.25 to 2.75 from December 31, 2010 through September 30, 2011 when it becomes fixed at 2.75. The covenant for minimum net worth, defined as total stockholder equity shall not be less than $57.0 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

increased annually by adding 50% of net income. The covenant for maximum capital expenditures is $10 million annually. The agreement also restricts the payment of dividends.

There was no balance outstanding on our revolving credit facility at December 31, 2010 and 2009. The credit facility allocates up to $20 million of the revolving credit line for the issuance of letters of credit, including certain existing letters of credit totaling approximately $12.5 million at December 31, 2010. For working capital requirements, the Company had available on its credit facility, $22.5 million and $15.5 million at December 31, 2010 and December 31, 2009, respectively.

At December 31, 2010, we were in compliance with all of the covenants pursuant to the credit facility and the Company believes it will be compliant with all the credit facility covenants for the foreseeable future.

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted average fair value of the options was $10.27, $3.90 and, $4.02 for options granted during the year ended December 31, 2010, 2009 and 2008, respectively.

The weighted average fair value for these options was estimated at the date of grant using a Black- Scholes option pricing model with the following weighted-average assumptions:

	2010	2009	2008

Risk-free interest rate	2.33% - 3.04%	2.50% - 2.87%	2.09% - 3.73%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	0.41 - 0.53	0.40 - 0.41	0.37 - 0.39
Expected life in years	7.0 - 8.0	7.5 - 8.0	7.0 - 8.0

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on the Company’s history and expectation of dividend payouts. The expected term of stock options is based on vesting schedules, expected exercise patterns and contractual terms.

The following table provides compensation expense information based on the fair value of stock options for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008

(In thousands)
Stock compensation expense	$884	$773	$803
Tax benefit	(84)	(74)	(87)

Stock compensation expense, net of tax	$800	$699	$716

A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2010			2009			2008
		Weighted			Weighted			Weighted
		Average	Aggregate		Average	Aggregate		Average	Aggregate
		Exercise	Intrinsic		Exercise	Intrinsic		Exercise	Intrinsic
	Options	Price	Value	Options	Price	Value	Options	Price	Value

(Aggregate intrinsic value in thousands)
Outstanding at January 1	1,233,326	$7.58	$16,551	1,059,693	$7.48	$1,134	996,549	$7.04	$1,853
Options Granted	91,950	17.86	289	200,420	7.82	147	144,985	8.68	31
Options Exercised	(70,841)	4.98	(1,135)	(20,787)	4.68	(80)	(81,841)	4.33	(374)
Options Forfeited	—	—	—	(6,000)	7.35	(7)	—	—	—

Outstanding at December 31	1,254,435	$8.48	$15,706	1,233,326	$7.58	$1,194	1,059,693	$7.48	$1,510

Exercisable at December 31	945,494	$7.30	$12,953	874,966	$6.77	$1,557	755,120	$6.46	$1,842

The aggregate intrinsic value in the preceding table represents the total pretax option holder’s intrinsic value, based on the Company’s closing stock price of Common Stock which would have been received by the option holders had all option holders exercised their options as of that date. The Company’s closing stock price of Common Stock was $21.00, $8.55 and $8.90 as of December 31, 2010, 2009 and 2008, respectively.

The weighted average fair value of options vested during 2010, 2009 and 2008 was $4.71, $8.14 and $8.80, respectively. At December 31, 2010, total compensation costs related to non-vested awards not yet recognized amounts to $1.9 million and will be recognized over a weighted average period of 2.4 years.

The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of December 31, 2010:

	Outstanding			Exercisable
		Weighted Average			Weighted Average
		Remaining Life	Weighted Average		Remaining Life	Weighted Average
Exercise Price Range	Shares	in Years	Exercise Price	Shares	in Years	Exercise Price

$4.07-$6.12	522,353	3.1	$4.48	522,353	3.1	$4.48
$7.35-$10.73	520,481	6.8	8.12	304,845	5.6	8.30
$13.89-$15.29	110,663	6.2	14.14	97,905	6.2	14.17
$21.26-$31.85	100,938	8.9	24.83	20,393	7.0	31.85

	1,254,435	5.4	8.48	945,494	4.3	7.30

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company established Incentive Stock Option Plans for the purpose of attracting and retaining executive officers and key employees, and to align management’s interest with those of the shareholders. Generally, the options must be exercised within ten years from the grant date and vest ratably over a five-year period. The exercise price for the options is equal to the fair market value at the date of grant. At December 31, 2010, the Company had options outstanding for 1,058,202 shares under the plan. At December 31, 2010, 172,734 options were available for future grant under the plan established in 2001.

The Company established the Directors Stock Option Plans for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors, and to align their interest with those of the shareholders. The options must be exercised within ten years from the grant date. The exercise price for the option is equal to the fair market value at the date of grant and vests six months from the grant date. At December 31, 2010, the Company had options outstanding for 196,233 shares under the plans. At December 31, 2010, there were 133,880 options available for future grants under the plan established in 2005.

In addition to the options discussed above, the Company has established the Employee Stock Purchase Plan to encourage employees to invest in Astronics Corporation. The plan provides employees that have been with the Company for at least a year the opportunity to invest up to 20% of their cash compensation (up to an annual maximum of approximately $21,000) in Astronics common stock at a price equal to 85% of the fair market value of the Astronics common stock, determined each October 1. Employees are allowed to enroll annually. Employees indicate the number of shares they wish to obtain through the program and their intention to pay for the shares through payroll deductions over the annual cycle of October 1 through September 30. Employees can withdraw anytime during the annual cycle, and all money withheld from the employees pay is returned with interest. If an employee remains enrolled in the program, enough money will have been withheld from the employees’ pay during the year to pay for all the shares that the employee opted for under the program. At December 31, 2010, employees had subscribed to purchase 73,811 shares at $15.12 per share. The weighted average fair value of the options was $4.17, $2.09 and $4.15 for options granted during the year ended December 31, 2010, 2009 and 2008, respectively. None of the 2008 options were exercised.

The fair value for the options granted under the Employee Stock Purchase Plan was estimated at the date of grant using a Black- Scholes option pricing model with the following weighted-average assumptions:

	2010	2009	2008

Risk-free interest rate	0.25%	0.41%	1.53%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	.40	.40	.38
Expected life in years	1.0	1.0	1.0

NOTE 4 —	INCOME TAXES

Pretax income from the Company’s foreign subsidiary amounted to $0.1 million, $0.3 million and $0.5 million for 2010, 2009 and 2008, respectively. The balances of pretax earnings for each of those years were domestic.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision (benefit) for income taxes consists of the following:

	2010	2009	2008

(In thousands)
Current
US Federal	$5,327	$3,840	$7,331
State	131	198	137
Foreign	38	(68)	19
Deferred	1,385	(7,914)	(3,558)

	$6,881	$(3,944)	$3,929

The effective tax rates differ from the statutory federal income tax as follows:

	2010	2009	2008

Statutory Federal Income Tax (Benefit) Rate	35.0%	(35.0)%	35.0%
Permanent Items, Net	(1.3)%	(0.8)%	(1.9)%
Foreign Taxes (benefits)	(0.1)%	(2.4)%	(1.4)%
State Income Tax, Net of Federal Income Tax Benefit	0.6%	(2.7)%	0.1%
Research and Development Tax Credits	(3.0)%	(10.5)%	—%
Other	0.3%	0.5%	0.2%

Effective tax rates	31.5%	(50.9)%	32.0%

For 2010, the difference between our effective tax rates and the federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rates and the utilization of available research and development tax credits. For 2009, the difference between our effective tax rates and the federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rates and the utilization of available research and development tax credits. For 2008, the majority of the difference was due to the impact of permanent differences, utilization of foreign research and development tax credits and foreign taxes as a percentage of pretax income. At December 31, 2010, state and foreign tax credit forwards amounted to approximately $1.2 million. These state and foreign tax credit forwards will expire between 2015 through 2025.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows:

	2010	2009

(In thousands)
Deferred tax assets:
Goodwill and Intangibles	$6,487	$7,095
Asset reserves	3,259	3,654
Deferred compensation	3,363	3,321
State and Foreign tax credit carryforwards, net of federal tax	890	731
Customer Advanced Payments and Deferred Revenue	342	531
Other	342	298

Total gross deferred tax assets	14,683	15,630
Valuation allowance for deferred tax assets related to state and foreign tax credit carryforwards, net of federal tax	(890)	(731)

Deferred tax assets	13,793	14,899

Deferred tax liabilities:
Depreciation	3,350	3,103

Deferred tax liabilities	3,350	3,103

Net deferred tax asset	$10,443	$11,796

The net deferred tax assets and liabilities are presented in the consolidated balance sheet as follows at December 31, 2010 and 2009:

	2010	2009

(In thousands)
Deferred tax asset — current	$3,560	$3,665
Deferred tax asset — long-term	6,883	8,131

Net deferred tax asset	$10,443	$11,796

We have unrecognized tax benefits which, if ultimately recognized, will reduce our annual effective tax rate. Reserves for uncertain income tax positions have been recorded pursuant to ASC Topic 740-10. An estimate of the range of possible change during 2011 to the reserves cannot be made as of December 31, 2010. A reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties, is as follows:

	2010	2009	2008

(In thousands)
Balance at beginning of period	$940	$130	$230
Decreases as a result of tax positions taken in prior years	(270)	(130)	(100)
Increases as a result of tax positions taken in current year	800	940	—

Balance at end of period	$1,470	$940	$130

NOTE 5 —	PROFIT SHARING/401(K) PLAN

The Company and all its subsidiaries excluding DME participate in a qualified profit sharing/401(k) Plan for the benefit of its eligible full-time employees. The plan provides for annual contributions based on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

percentages of pretax income. In addition, employees may contribute a portion of their salary to the 401(k) plan which is partially matched by the Company. The plan may be amended or terminated at any time. Total charges to income before income taxes for the plan were $1.9 million, $1.0 million and $1.5 million in 2010, 2009 and 2008, respectively.

DME has a qualified Profit Sharing/401(k) Savings Plan and Trust for the benefit of its eligible full-time employees. The Profit Sharing Plan provides for annual contributions based on management’s discretion. Employees may contribute a portion of their salary to the 401(k) plan which is partially matched by the Company at management’s discretion. The plan may be amended or terminated at any time. Total charges to income before income taxes for the plan were $0.2 million in both 2010 and 2009. Starting on January 1, 2011, the DME Profit Sharing/401(k) Savings Plan and Trust was merged into the Astronics Corporation’s qualified Profit Sharing/401(k) Plan for the benefit of its eligible full-time employees.

NOTE 6 —	SUPPLEMENTAL RETIREMENT PLAN AND RELATED POST RETIREMENT BENEFITS

The Company has a nonqualified supplemental retirement defined benefit plan (the “Plan”) for certain current and retired executives. The Plan provides for benefits based upon average annual compensation and years of service, less offsets for Social Security and Profit Sharing benefits. It is the Company’s intent to fund the benefits as they become payable, since no plan assets exist at December 31, 2010 or 2009.

The Company accounts for the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan in accordance with the recognition and disclosure provisions of ASC Topic 715 “Compensation, Retirement Benefits” (“ASC Topic 715”), which requires the Company to recognize the funded status in its balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represented the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of ASC Topic 715, all of which were previously netted against the plan’s funded status in the Company’s balance sheet. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income.

Unrecognized prior service costs of $0.6 million ($0.4 million net of tax) and unrecognized actuarial losses $0.8 million ($0.5 million net of tax) are included in accumulated other comprehensive income at December 31, 2010 and have not yet been recognized in net periodic pension cost. The prior service cost included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year-ended December 31, 2011 is $0.1 million ($0.1 million net of tax). The actuarial loss included in accumulated other comprehensive income expected to be recognized in net periodic pension cost during the fiscal year-ended December 31, 2011 is insignificant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of the beginning and ending balances of the projected benefit obligation for the year ended December 31, 2010 and 2009 is as follows:

	December 31,	December 31,
	2010	2009

(In thousands)
Funded Status
Projected Benefit Obligation
Beginning of Year — January 1	$5,669	$6,498
Service Cost	38	51
Interest Cost	330	365
Actuarial (Gain) Loss	452	(897)
Benefits Paid	(348)	(348)

End of Year — December 31	$6,141	$5,669

The increase in the 2010 projected benefit obligation is due primarily to the decrease in the discount rate and differences between estimated and actual salaries. The decrease in the 2009 projected benefit obligation is due primarily to the increase in the discount rate, differences between estimated and actual salaries and changes in beneficiary status

The assumptions used to calculate the benefit obligation as of December 31, 2010 and 2009 are as follows:

	2010	2009

Discount Rate	5.50%	6.00%
Future Average Compensation Increases	5.00%	5.00%

The unfunded status of the plan of $6.1 million at December 31, 2010 is recognized in the accompanying statement of financial position as a current accrued pension liability of $0.3 million and a long-term accrued pension liability of $5.8 million. This also is the expected Company contribution to the plan, since the plan is unfunded.

The following table summarizes the components of the net periodic cost for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008

(In thousands)
Net Periodic Cost
Service Cost — Benefits Earned During Period	$38	$51	$48
Interest Cost	330	365	355
Amortization of Prior Service Cost	109	108	109
Amortization of Losses	—	33	29

Net Periodic Cost	$477	$557	$541

The assumptions used to determine the net periodic cost are as follows:

	2010	2009	2008

Discount Rate	6.00%	5.75%	5.75%
Future Average Compensation Increases	5.00%	5.00%	5.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company expects the benefits to be paid in each of the next five years to be $0.3 million and $1.7 million in the aggregate for the next five years after that. This also is the expected Company contribution to the plan, since no plan assets exist at December 31, 2010 or 2009.

Participants in the nonqualified supplemental retirement plan are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The measurement date for determining the plan obligation and cost is December 31.

The reconciliation of the beginning and ending balances of the projected benefit obligation for the year ended December 31, 2010 and 2009 is as follows:

	December 31,	December 31,
	2010	2009

(In thousands)
Funded Status
Projected Benefit Obligation
Beginning of Year — January 1	$871	$903
Service Cost	4	7
Interest Cost	50	50
Actuarial (Gain)	(361)	(37)
Benefits Paid	(53)	(52)

End of Year — December 31	$511	$871

The decrease in the projected benefit obligation in 2010 was result of a change from a traditional medical insurance plan to a medical plan supplemented by Medicaid.

The assumptions used to calculate the post retirement benefit obligation as of December 31, 2010 and 2009 are as follows:

	2010	2009

Discount Rate	5.50%	6.00%

The following table summarizes the components of the net periodic cost for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008

(In thousands)
Net Periodic Cost
Service Cost — Benefits Earned During Period	$4	$7	$6
Interest Cost	50	50	48
Amortization of Prior Service Cost	25	34	34
Amortization of Losses	11	11	9

Net Periodic Cost	$90	$102	$97

The assumptions used to determine the net periodic cost are as follows:

	2010	2009	2008

Discount Rate	6.00%	5.75%	5.75%
Future Average Healthcare Benefit Increases	10.00%	10.00%	12.00%

The Company estimates that the prior service costs and net losses in accumulated other comprehensive income for medical, dental and long-term care insurance benefits as of December 31, 2010, that will be recognized as components of net periodic benefit cost during the year ended December 31, 2011 for the Plan

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will be insignificant. For measurement purposes, a 9% annual increase in the cost of health care benefits was assumed for 2011 gradually decreasing to 5.0% in 2015 and years thereafter. A one percentage point increase or decrease in this rate would change the post retirement benefit obligation insignificantly. The Company expects the benefits to be paid in each of the next five years to be approximately thirty-four thousand per year and $0.2 million in the aggregate for the next five years after that. This also is the expected Company contribution to the plan, as it is unfunded.

NOTE 7 —	SELECTED QUARTERLY FINANCIAL INFORMATION

The following table summarizes selected quarterly financial information for 2010 and 2009:

	Quarter Ended
	Dec. 31,	Oct. 2,	July 3,	April 3,	Dec. 31,	Oct. 3,	July 4,	April 4,
	2010	2010	2010	2010	2009	2009	2009	2009

(Unaudited)
(In thousands, except for per share data)
Sales	$51,823	$49,906	$47,089	$46,936	$45,576	$48,586	$47,024	$50,015
Gross Profit (sales less cost of products sold)	12,443	12,893	10,685	11,546	9,899	10,120	8,724	8,530
Income (Loss) before Tax	5,850	6,573	3,887	5,519	(16,122)	3,618	2,704	2,054
Net Income (Loss)	4,471	4,647	2,430	3,400	(9,655)	2,496	1,956	1,401
Basic Earnings (Loss) per Share	0.41	0.43	0.22	0.31	(.90)	0.23	0.18	0.13
Diluted Earnings (Loss) per Share	0.39	0.41	0.22	0.31	(.90)	0.23	0.18	0.13

In the fourth quarter of 2009, the Company recorded an impairment loss of approximately $19.4 million relating to the purchased intangibles and goodwill in its Test System segment. See Notes 9 and 10 for further discussion.

There is no dilutive effect of the stock options for the quarter-ended December 31, 2009 as the impact would be anti-dilutive.

NOTE 8 —	COMMITMENTS AND CONTINGENCIES

The Company leases certain office and manufacturing facilities as well as equipment under various lease contracts with terms that meet the accounting definition of operating leases. These arrangements may include fair value renewal or purchase options. Rental expense for the years ended December 31, 2010, 2009 and 2008 was $3.5 million, $3.3 million and $1.9 million, respectively. The following table represents future minimum lease payment commitments as of December 31, 2010:

	2011	2012	2013	2014	2015	Thereafter	Total

(In thousands)
Minimum Lease Payments	$3,022	$3,047	$1,687	$1,321	$756	$—	$9,833

From time to time the Company may enter into purchase agreements with suppliers under which there is a commitment to buy a minimum amount of product. Purchase commitments outstanding at December 31, 2010 were $37.5 million. These commitments are not reflected as liabilities in the Company’s Balance Sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Legal Proceedings

The Company is subject to various legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows. However, the results of these matters cannot be predicted with certainty. Should the Company fail to prevail in any legal matter or should several legal matters be resolved against the Company in the same reporting period, then the financial results of that particular reporting period could be materially adversely affected.

On November 11, 2010, AE Liquidation Inc. filed an action in the Bankruptcy Court seeking to recover $1.4 million of alleged preferential payments received from Eclipse Aviation Corporation. The Company disputes the Trustee’s allegations and believes any loss, as a result of future proceedings is neither probable nor estimable at December 31, 2010, and we intend to defend this claim vigorously.

Other than this proceeding, we are not party to any significant pending legal proceedings that management believes will result in material adverse effect on our financial condition or results of operations.

NOTE 9 —	GOODWILL

The following table summarizes the changes in the carrying amount of goodwill for 2010 and 2009:

	2010	2009

(In thousands)
Balance at Beginning of period — Net	7,493	2,582
Acquisition	—	18,729
Impairment charge	—	(14,142)
Foreign currency translations	117	324

Balance at December 31,	$7,610	$7,493

Goodwill	$21,752	$21,635
Accumulated Impairment Losses	(14,142)	(14,142)

Goodwill — Net	$7,610	$7,493

As discussed in Note 1, goodwill is not amortized but is periodically tested for impairment, in accordance with the provisions of ASC Topic 350 “Intangibles — Goodwill and Other” (“ASC Topic 350”). Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The fair value of a reporting unit is determined using a discounted cash flow methodology. The Company’s reporting units are determined based upon whether discrete financial information is available and regularly reviewed, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation. The Company’s reporting units identified under ASC Topic 350 are at the component level, or one level below the reporting segment level as defined under ASC Topic 280 “Segment Reporting” (“ASC Topic 280”). The Company has four reporting units however only three reporting units have goodwill.

Under ASC Topic 350, the measurement of impairment of goodwill consists of two steps. In the first step, we compare the fair value of each reporting unit to its carrying value. As part of our impairment analysis, we determined the fair value of each of our reporting units with goodwill using the income approach. The income approach uses a discounted cash flow methodology to determine fair value. This methodology recognizes value based on the expected receipt of future economic benefits. Key assumptions in the income approach include a free cash flow projection, an estimated discount rate, a long-term growth rate and a terminal value. These assumptions are based upon our experience, current market trends and future expectations. During fiscal 2010, based on the evaluation, we determined that none of the reporting units’ fair

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value was less than its carrying value. For the year ended December 31, 2010, the Company did not record an impairment charge related to goodwill.

During fiscal 2009, the generally weak economic conditions resulted in a decline in business and a reduction in forecasted cash flows. Based on the evaluation, we determined that the fair value of one of the reporting units was less than its carrying value. Following this assessment, ASC Topic 350 required us to perform a second step in order to determine the implied fair value of goodwill in this reporting unit and to compare it to its carrying value. The activities in the second step included hypothetically valuing all of the tangible and intangible assets of the impaired reporting unit using market participant assumptions, as if the reporting unit had been acquired in a business combination as of the date of the valuation.

As a result of this assessment in 2009, the Company recorded an impairment charge of approximately $14.2 million in the December 31, 2009 consolidated statement of operations. The impairment loss was incurred in the Test Systems segment and is reported on the Impairment Loss line of the Consolidated Statements of Operations. None of this loss related to goodwill is immediately deductible for tax purposes. The majority of goodwill is amortized over 15 years for tax purposes.

No impairment losses related to goodwill were recorded during 2008.

NOTE 10 —	INTANGIBLE ASSETS

The following table summarizes acquired intangible assets as follows:

	December 31, 2010			December 31, 2009
	Weighted	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Average Life	Amount	Amortization	Amount	Amortization

(In thousands)
Patents	12 Years	$1,271	$586	$1,271	$487
Trade Names	N/A	1,053	—	1,053	—
Completed and Unpatented Technology	10 - 15 Years	3,177	972	3,177	718
Government Contracts	6 Years	347	342	347	284
Backlog and Customer relationships	3 - 20 Years	3,385	2,293	3,385	2,153

Total Intangible Assets		$9,233	$4,193	$9,233	$3,642

Amortization is computed on the straight-line method for financial reporting purposes based on amounts recorded at December 31, 2010. Amortization expense was $0.6 million, $2.5 million and $0.2 million for 2010, 2009 and 2008, respectively. Amortization expense for each of the next five years is expected to amount to approximately $0.4 million each year from 2011 through 2015.

For indefinite-lived intangible assets, the impairment test consists of comparing the fair value, determined using the relief from royalty method, with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its fair value. For the year ended December 31, 2010, the Company recorded no impairment charge to any of its indefinite-lived intangible assets. For the year ended December 31, 2009, the Company recorded a $0.7 million impairment charge related to Trade Names assigned to the Company’s Test Systems reporting unit, as of the annual impairment test date of November 1. There was no impairment loss taken in 2008. The impairment loss is reported on the Impairment Loss line of the Consolidated Statement of Operations.

Intangible assets that are amortized are evaluated for recoverability whenever adverse effects or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability test consists of comparing the undiscounted projected cash flows with the carrying amount. Should the carrying amount exceed undiscounted projected cash flows, an impairment loss would be recognized to the extent the carrying amount exceeds fair value. For the year ended December 31, 2010, the Company recorded no impairment charge to any of its amortizable intangible assets. For the year ended December 31, 2009, the Company recorded an impairment charge related to its amortizable intangible assets of its test systems reporting unit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounting to approximately $4.5 million, based upon an evaluation as of November 1, 2009. There was no impairment loss taken in 2008. The impairment loss is reported on the Impairment Loss line of the Consolidated Statement of Operations.

NOTE 11 —	WARRANTY

In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. The Company determines warranty reserves needed by product line based on experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	2010	2009	2008

(In thousands)
Balance at beginning of year	$3,147	$1,212	$1,164
Warranties issued	2,259	3,419	1,128
Reassessed warranty exposure	(1,144)	—	—
Warranties settled	(2,563)	(1,484)	(1,080)

Balance at end of the year	$1,699	$3,147	$1,212

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 —	SEGMENTS

Segment information for the years ended 2010, 2009 and 2008 and reconciliations to consolidated amounts are as follows:

	2010	2009	2008

Sales:
Aerospace	$179,586	$155,605	$173,722
Test Systems	16,168	35,596	—

Sales	$195,754	$191,201	$173,722

Operating profit (loss) and margins:
Aerospace	$30,120	$16,274	$16,253
	16.8%	10.5%	9.4%
Test Systems	(1,806)	(18,219)	—
	(11.2)%	(51.2)%	—%

Total operating profit (loss)	28,314	(1,945)	16,253

	14.5%	(1.0)%	9.4%
Deductions from operating profit (loss):
Interest expense	(2,551)	(2,533)	(694)
Corporate and other expenses, net	(3,934)	(3,268)	(3,269)

Earnings (loss) before income taxes	$21,829	$(7,746)	$12,290

Depreciation and amortization:
Aerospace	$3,695	$4,053	$4,038
Test Systems	659	2,585	—
Corporate	527	704	104

Total depreciation and amortization	$4,881	$7,342	$4,142

Identifiable assets:
Aerospace	$96,393	$92,472	$92,279
Test Systems	17,752	16,073	—
Corporate	36,743	30,169	12,395

Total assets	$150,888	$138,714	$104,674

Capital expenditures:
Aerospace	$2,438	$2,116	$4,298
Test Systems	619	350	—
Corporate	511	—	27

Total capital expenditures	$3,568	$2,466	$4,325

Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment.

For the year ended December 31, 2010, there was no goodwill or purchased intangible impairment losses in either the Aerospace or Test System segment. For the year ended December 31, 2009, the operating loss in the Test Systems segment includes a goodwill impairment loss of approximately $14.2 million and a purchased intangible impairment loss of approximately $5.2 million. In the Aerospace segment, goodwill amounted to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$5.2 million and $5.1 million at December 31, 2010 and 2009, respectively. In the Test Systems segment goodwill amounted to $2.4 million at both December 31, 2010 and 2009.

The following table summarizes the Company’s sales by geographic region:

	2010	2009	2008

(In thousands)
North America	$168,556	$165,123	$147,944
Asia	13,026	10,867	10,221
Europe	11,294	13,391	13,802
South America	2,457	1,659	1,486
Other	421	161	269

	$195,754	$191,201	$173,722

Sales recorded by the Company’s Canadian operations were $9.1 million in 2010, $10.1 million in 2009 and $11.2 million in 2008. Net income from this location was $0.1 million in 2010, $0.4 million in 2009 and $0.5 million in 2008. Net Assets held outside of the United States total $5.3 million at December 31, 2010 and $4.6 million at December 31, 2009. The exchange gain included in determining net income was $0.1 million, $0.3 million and $0.2 million in 2010, 2009 and 2008, respectively. Cumulative translation adjustments amounted to $1.3 million and $1.1 million at December 31, 2010 and 2009, respectively.

The Company has a significant concentration of business with two major customers, Panasonic Aviation Corporation and the U.S. Government. Sales to Panasonic Avionics in the Aerospace segment accounted for approximately 26.5% of sales in 2010, 19.4% of sales in 2009 and 24.9% of sales in 2008. Accounts receivable from this customer at December 31, 2010 and 2009 were approximately $6.5 million and $3.9 million, respectively. In the Aerospace segment sales to the U.S. Government accounted for approximately 10.9% of Aerospace segment sales in 2010, 8.1% of sales in 2009 and 4.0% of sales in 2008. In the Test Systems segment sales to the U.S. Government accounted for approximately 61.2% of the Test System segment’s sales in 2010 and 69.4% of sales in 2009. Accounts receivable from this customer at December 31, 2010 and 2009 were $7.0 million and $2.6 million, respectively.

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

Management’s report on Internal Control over Financial Reporting

See the report appearing under item 8, Financial Statements and Supplemental Data on page 30 of this report.

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

The information regarding directors is contained under the captions “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference to the 2011 Proxy to be filed within 120 days of the end of our fiscal year is incorporated herein by reference.

The executive officers of the Company, their ages, their positions and offices with the Company, and the date each assumed their office with the Company, are as follows:

Name and Age		Year First
of Executive Officer	Positions and Offices with Astronics	Elected Officer

Peter J. Gundermann Age 48	President, Chief Executive Officer and Director of the Company	2001
David C. Burney Age 48	Vice President-Finance, Treasurer, Secretary and Chief Financial Officer of the Company	2003
Mark A. Peabody Age 51	Astronics Advanced Electronic Systems Executive Vice President	2010
James S. Kramer Age 47	Luminescent Systems Inc. Executive Vice President	2010

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The documents filed as a part of this report are as follows:

1. The following financial statements are included:

(i)	Consolidated Statements of Operations for the years ended December 31, 2010, December 31, 2009 and December 31, 2008
(ii)	Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009
(iii)	Consolidated Statements of Cash Flows for the years ended December 31, 2010, December 31, 2009 and December 31, 2008
(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010, December 31, 2009 and December 31, 2008
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

3. Exhibits

Exhibit No.		Description

3	(a)	Restated Certificate of Incorporation, as amended; filed herewith
	(b)	By-Laws, as amended, incorporated by reference to the registrant’s 2008 Annual Report on Form 10-K, Exhibit 3(b), filed March 11, 2009
4	.1(a)	$60,000,000 Credit Agreement with HSBC Bank USA, dated May 13, 2008, incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1, filed May 16, 2008
	(b)	Amended and Restated Credit Agreement with HSBC Bank USA, dated January 27, 2009, incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1, filed January 30, 2009
	(c)	Amendment No. 2 to the Amended and Restated Credit Agreement dated as of December 23, 2009 among Astronics Corporation, the Lenders party thereto, HSBC Bank USA, National Association., incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1, filed December 28, 2009
10	.1*	Restated Thrift and Profit Sharing Retirement Plan; filed herewith
10	.2*	1992 Incentive Stock Option Plan; filed herewith
10	.3*	1997 Director Stock Option Plan; filed herewith
10	.4*	2001 Stock Option Plan; filed herewith
10	.5*	Non-Qualified Supplemental Retirement Plan; filed herewith
10	.6*	Employment Termination Benefits Agreement dated December 16, 2003 between Astronics Corporation and Peter J. Gundermann, President and Chief Executive Officer of Astronics Corporation; filed herewith
10	.7*	Employment Termination Benefits Agreement dated December 16, 2003 between Astronics Corporation and David C. Burney, Vice President and Chief Financial Officer of Astronics Corporation; filed herewith
10	.8*	2005 Director Stock Option Plan; filed herewith
10.9		Stock Purchase Agreement By and Among Astronics Corporation, DME Corporation and the Shareholders of DME Corporation dated January 28, 2009, incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1, filed January 30, 2009

Exhibit No.		Description

10	.10*	First Amendment of the Astronics Corporation Supplemental Retirement Plan, incorporated by reference to the registrant’s 2008 Annual Report on Form 10-K, Exhibit 10.10, filed March 11, 2009
10	.11*	First Amendment of the Employment Termination Benefits Agreement dated December 30, 2008 between Astronics Corporation and Peter J. Gundermann, President and Chief Executive Officer of Astronics, incorporated by reference to the registrant’s 2008 Annual Report on Form 10-K, Exhibit 10.11, filed March 11, 2009 of Astronics Corporation.
10	.12*	First Amendment of the Employment Termination Benefits Agreement dated December 30, 2008 between Astronics Corporation and David C. Burney, Vice President and Chief Financial Officer of Astronics Corporation , incorporated by reference to the registrant’s 2008 Annual Report on Form 10-K, Exhibit 10.12, filed March 11, 2009
10	.13*	Employment Termination Benefits Agreement Dated February 18, 2005 between Astronics Corporation and Mark A. Peabody, Executive Vice President of Astronics Advanced Electronic Systems, Inc.; filed herewith
10	.14*	First Amendment of the Employment Termination Benefits Agreement dated December 31, 2008 between Astronics Corporation and Mark A. Peabody, Executive Vice President of Astronics Advanced Electronic Systems, Inc.; filed herewith
10	.15*	Form of Indemnification Agreement as executed by each of Astronics Corporation’s Directors and Executive Officers, filed herewith
21		Subsidiaries of the Registrant; filed herewith.
23		Consent of Independent Registered Public Accounting Firm; filed herewith.
31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002; filed herewith
31.2		Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002; filed herewith
32		Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; filed herewith

*	identifies a management contract or compensatory plan or arrangement as required by Item 15(a) (3) of Form 10-K.

SCHEDULE II

Valuation and Qualifying Accounts

			Balance at the		Charged to		Balance at
			Beginning of		Cost and	(Write-Offs)	End of
Year		Description	Period	Acquisitions	Expense	Recoveries	Period

(In thousands	)
2010		Allowance for Doubtful Accounts	$372	$—	$17	$(115)	$274
		Reserve for Inventory Valuation	11,621	—	1,117	(1,555)	11,183
		Deferred Tax Valuation Allowance	731	—	264	(105)	890
2009		Allowance for Doubtful Accounts	305	20	(22)	69	372
		Reserve for Inventory Valuation	10,465	443	1,036	(323)	11,621
		Deferred Tax Valuation Allowance	680	—	62	(11)	731
2008		Allowance for Doubtful Accounts	514	—	898	(1,107)	305
		Reserve for Inventory Valuation	4,082	—	8,008	(1,625)	10,465
		Deferred Tax Valuation Allowance	769	—	(35)	(54)	680

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on March 3, 2011.

Astronics Corporation
By /s/ Peter J. Gundermann	By /s/ David C. Burney
Peter J. Gundermann President and Chief Executive Officer	David C. Burney, Vice President-Finance, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter J. Gundermann Peter J. Gundermann	President and Chief Executive Officer (Principal Executive Officer)	March 3, 2011

/s/ David C. Burney David C. Burney	Vice President — Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 3, 2011

/s/ Raymond W. Boushie Raymond W. Boushie	Director	March 3, 2011

/s/ Robert T. Brady Robert T. Brady	Director	March 3, 2011

/s/ John B. Drenning John B. Drenning	Director	March 3, 2011

/s/ Peter J. Gundermann Peter J. Gundermann	Director	March 3, 2011

/s/ Kevin T. Keane Kevin T. Keane	Director	March 3, 2011

/s/ Robert J. McKenna Robert J. McKenna	Director	March 3, 2011