Form 10-Q
period 2011-04-02
ASTRONICS CORP
filed 2011-05-06
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 2, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 2, 2011, 10,993,501 shares of common stock were outstanding consisting of 8,870,403 shares of common stock ($.01 par value) and 2,123,098 shares of Class B common stock ($.01 par value).

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
ASTRONICS CORPORATION
Consolidated Condensed Balance Sheets
April 2, 2011 with Comparative Figures for December 31, 2010
(dollars in thousands except per share amounts)

	April 2,	December 31,
	2011	2010
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$16,888	$22,709
Accounts Receivable, net of allowance for doubtful accounts	37,179	30,941
Inventories	39,875	37,763
Other Current Assets	6,098	5,727

Total Current Assets	100,040	97,140

Property, Plant and Equipment — net of accumulated depreciation and amortization of $26,996 and $25,990 respectively	30,687	30,873

Deferred Income Taxes	6,664	6,883
Other Assets	3,120	3,342
Intangible Assets, net of accumulated amortization	4,930	5,040
Goodwill	7,712	7,610

Total Assets	$153,153	$150,888

Current Liabilities:
Current Maturities of Long-term Debt	$5,316	$5,314
Accounts Payable	8,803	10,583
Accrued Expenses	9,276	10,016
Accrued Income Taxes	1,928	—
Billings in Excess of Recoverable Costs and Accrued Profits on Uncompleted Contracts	1,304	1,519
Customer Advance Payments and Deferred Revenue	2,913	3,853

Total Current Liabilities	29,540	31,285

Long-term Debt	31,239	33,264
Other Liabilities	8,985	9,124

Total Liabilities	69,764	73,673

Shareholders’ Equity:
Common Stock, $.01 par value — Authorized 20,000,000 Shares, issued 9,048,841 in 2011 and 8,972,795 in 2010	91	89
Convertible Class B Stock, $.01 par value — Authorized 5,000,000 Shares, issued 2,424,973 in 2011 and 2,454,580 in 2010	24	25
Additional Paid-in Capital	15,024	14,337
Accumulated Other Comprehensive Income (Loss)	275	(2)
Retained Earnings	70,256	65,047

	85,670	79,496
Less Treasury Stock: 480,313 shares in both 2011 and 2010	2,281	2,281

Total Shareholders’ Equity	83,389	77,215

Total Liabilities and Shareholders’ Equity	$153,153	$150,888

See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Operations and Retained Earnings
Three Months Ended April 2, 2011
With Comparative Figures for 2010
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	April 2, 2011	April 3, 2010

Sales	$55,128	$46,936

Costs and Expenses:
Cost of products sold	40,622	35,390

Gross Profit	14,506	11,546

Selling, general and administrative expenses	6,345	5,428

Income from operations	8,161	6,118

Interest expense, net of interest income of $8 and $12 for the three months ended 2011 and 2010, respectively	537	599

Income Before Income Taxes	7,624	5,519
Provision for Income Taxes	2,415	2,119

Net Income	5,209	3,400

Retained Earnings:
Beginning of period	65,047	50,099

End of period	$70,256	$53,499

Earnings per share:
Basic	$0.47	$0.31

Diluted	$0.45	$0.31

Average Common Shares Outstanding:
Basic	10,981	10,797

Diluted	11,628	10,966

See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Cash Flows
Three Months Ended April 2, 2011
With Comparative Figures for 2010
(Unaudited)
(dollars in thousands)

	April 2, 2011	April 3, 2010
Cash Flows from Operating Activities:
Net Income	$5,209	$3,400
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	1,190	1,239
Provision for Non-Cash Losses on Inventory and Receivables	368	502
Stock Compensation Expense	243	212
Deferred Tax Expense	190	801
Other	37	(99)
Cash Flows from Changes in Operating Assets and Liabilities:
Accounts Receivable	(6,154)	(205)
Inventories	(2,363)	(212)
Accounts Payable	(1,804)	(441)
Other Current Assets and Liabilities	(1,232)	(713)
Billings in Excess of Recoverable Costs and Accrued Profits on Uncompleted Contracts	(215)	(441)
Customer Advanced Payments and Deferred Revenue	(940)	(2,783)
Income Taxes	2,033	494
Supplemental Retirement and Other Liabilities	(17)	(221)

Cash (Used For) Provided By Operating Activities	(3,455)	1,533

Cash Flows from Investing Activities:
Capital Expenditures	(754)	(875)

Cash Used For Investing Activities	(754)	(875)

Cash Flows from Financing Activities:
Net Payments For Long-term Debt	(2,059)	(3,058)
Proceeds from Exercise of Stock Options	289	105
Income Tax Benefit from Exercise of Stock Options	156	22

Cash Used For Financing Activities	(1,614)	(2,931)

Effect of Exchange Rates on Cash	2	2

Decrease in Cash and Cash Equivalents	(5,821)	(2,271)

Cash and Cash Equivalents at Beginning of Period	22,709	14,949

Cash and Cash Equivalents at End of Period	$16,888	$12,678

See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Notes to Consolidated Condensed Financial Statements
April 2, 2011
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
Operating Results
The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the three month periods ended April 2, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
For further information, refer to the financial statements and footnotes thereto included in Astronics Corporation’s 2010 annual report on Form 10-K.
Description of the Business
Astronics is a leading supplier of advanced, high-performance lighting systems, electrical power generation systems, aircraft safety systems, electronics systems for the global aerospace industry as well as test, training and simulation systems primarily for the military. We sell our products to airframe manufacturers (OEM’s) in the commercial transport, business jet and military markets as well as FAA/Airport, OEM suppliers, and aircraft operators around the world. The Company has two reportable segments, Aerospace and Test Systems. The Aerospace segment designs and manufactures products for the global aerospace industry. The Test Systems segment designs, develops, manufactures and maintains communications and weapons test systems and training and simulation devices for military applications.
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
Cost of products sold includes the costs to manufacture products such as direct materials and labor and manufacturing overhead as well as all engineering and developmental costs. Shipping and handling costs are expensed as incurred and are included in costs of products sold. The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. These costs are expensed when incurred and included in cost of sales. Research and development, design and related engineering amounted to approximately $8.3 million and $7.1 million for the three months ended April 2, 2011 and April 3, 2010, respectively.

Selling, general and administrative expenses include costs primarily related to our sales and marketing departments and administrative departments.
Fair Value
ASC Topic 820, “Fair value Measurements and Disclosures", (“ASC Topic 820”) defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. ASC Topic 820 defines fair value based upon an exit price model.
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
A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of April 2, 2011 and December 31, 2010:

(in thousands)	Asset	Liability	Level 1	Level 2	Level 3

Interest rate swaps
April 2, 2011	$—	$(442)	$—	$(442)	$—
December 31, 2010	—	(520)	—	(520)	—
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
At April 2, 2011, the fair value of goodwill and intangible assets classified using Level 3 inputs were as follows:
•	The fair value measurement of goodwill in the Test Systems reporting unit is $2.4 million. Inputs used to calculate the fair value were a combination of revenue growth rates and profit margins based on internal forecasts, terminal value, and weighted-average cost of capital used to discount future cash flows. There was no change in fair value from December 31, 2010.

•	The fair value measurement of indefinite-lived trade name intangible assets in the Test Systems reporting unit is $0.5 million. Inputs used to calculate the fair value were internal forecasts used to estimate discounted future cash flows. There was no change in fair value from December 31, 2010.

•	The fair value measurement of amortized intangible assets in the Test Systems reporting unit is $3.5 million. Inputs used to calculate the fair value were internal forecasts used to estimate undiscounted future cash flows. There was no change in fair value from December 31, 2010.
As of April 2, 2011, the Company concluded that no indicators of goodwill impairment existed and an interim test was not performed.
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
Derivatives
The Company records all derivatives on the balance sheet at fair value with the related gains or losses deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (AOCI) and any ineffectiveness is recorded to the income statement. The accounting for changes in the fair value of derivatives depends on the intended use and resulting designation. The Company’s use of derivative instruments was limited to a cash flow hedge for interest rate risk associated with long-term debt. Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At April 2, 2011, we had interest rate swaps consisting of the following:
a)	An interest rate swap with a notional amount of approximately $2.6 million, entered into on February 2006, related to the Company’s Series 1999 New York Industrial Revenue Bond which effectively fixes the rate at 3.99% plus a spread based on the Company’s leverage ratio on this obligation through January, 2016.

b)	An interest rate swap with a notional amount of $11.0 million. The swap effectively fixes the LIBOR rate at 2.115% on the notional amount (which decreases in concert with the scheduled note repayment schedule).The swap agreement became effective October 1, 2009 and expires January 30, 2014.
To the extent the interest rate swaps are not perfectly effective in offsetting the change in the value of the payments being hedged; the ineffective portion of these contracts is recognized in earnings immediately. All of the Company’s cash flow hedges are considered to be highly effective. Amounts to be reclassified to income through the remainder of 2011 are not expected to be significant.
Long-term Debt and Notes Payable
The Company’s Credit Agreement provides for a five-year, $40 million senior secured term loan with interest at LIBOR plus between 2.75% and 4.50%. The proceeds of the term loan were used to finance the DME acquisition. The Credit Agreement also provided for a revolving credit line of $35 million for working capital requirements and is committed for three years through January 2012, with interest at LIBOR plus between 2.75% and 4.50%.
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

The Company had no balance outstanding on its revolving credit facility at April 2, 2011 and December 31, 2010, respectively. The revolving credit facility provides for borrowing up to $35.0 million. For working capital requirements, the Company had available on its credit facility, $22.4 million and $22.5 million at April 2, 2011 and December 31, 2010, respectively. The credit facility allocates up to $20 million of the revolving credit line for the issuance of letters of credit, including certain existing letters of credit totaling approximately $12.6 million at April 2, 2011.
Foreign Currency Translation
The Company accounts for its foreign currency translation in accordance with ASC Topic 830, Foreign Currency Translation. The aggregate transaction gain or loss included in determining net income was insignificant for the periods ending April 2, 2011 and April 3, 2010.
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
Should the Company need to accrue a liability for unrecognized tax benefits, any interest associated with that liability will be recorded as interest expense. Penalties, if any, would be recognized as operating expenses. There are no penalties or interest liability accrued as of April 2, 2011 and December 31, 2010. The years under which we conducted our evaluation coincided with the tax years currently still subject to examination by major federal and state tax jurisdictions, those being 2007 through 2010.
Accounting Pronouncements Adopted in 2011
On January 1, 2011, the Company adopted the new provisions of Accounting Standards Update (“ASU”) No. 2010-28, Intangibles—Goodwill and Other (Topic 350) (“ASU 2010-28”). ASU 2010-28 clarifies the requirement to test for impairment of goodwill. ASC Topic 350 has required that goodwill be tested for impairment under Step 2 if the carrying amount of a reporting unit exceeds its fair value. Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional Step 2 test to determine whether goodwill has been impaired and calculate the amount of that impairment. The impact on the Company’s financial statements was not significant.
On January 1, 2011, the Company adopted the new provisions of ASU No. 2010-29, Disclosure of Supplementary Pro Forma information for Business Combinations (Topic 805) (“ASU 2010-29”). ASC Topic 350 has required pro forma revenue and earnings disclosure requirements for business combinations. ASU 2010-29 clarifies the requirements for disclosure of supplementary pro forma information for business combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The impact on the Company’s disclosures was not significant.
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

2) Inventories
Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

	April 2,	December 31,
(in thousands)	2011	2010

Finished Goods	$8,351	$8,437
Work in Progress	8,298	6,274
Raw Material	23,226	23,052

	$39,875	$37,763

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
3) Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill for 2011:

		Foreign
	December 31,	Currency
(in thousands)	2010	Translation	April 2, 2011
Aerospace	$5,210	$102	$5,312
Test Systems	2,400	—	2,400

Total	$7,610	$102	$7,712

The following table summarizes acquired intangible assets as follows:

		April 2, 2011		December 31, 2010
	Weighted	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in thousands)	Average Life	Amount	Amortization	Amount	Amortization
Patents	12 Years	$1,271	$611	$1,271	$586
Trade Names	N/A	1,053	—	1,053	—
Completed and Unpatented Technology	10 - 15 Years	3,177	1,031	3,177	972
Government Contracts	6 Years	347	347	347	342
Backlog and Customer Relationships	3 - 20 Years	3,385	2,314	3,385	2,293

Total Intangible Assets		$9,233	$4,303	$9,233	$4,193

All acquired intangible assets other than goodwill and trade names are being amortized. Amortization expense was approximately $0.1 million and $0.1 million for the three months ended April 2, 2011 and April 3, 2010, respectively. Amortization expense for each of the next five years is estimated to be approximately $0.3 million for the balance of 2011 and $0.4 million each for 2012, 2013, 2014 and 2016.

4) Comprehensive Income and Accumulated Other Comprehensive Income
The components of comprehensive income are as follows:

	Three Months Ended
	April 2,	April 3,
(in thousands)	2011	2010

Net income	$5,209	$3,400

Other comprehensive income:
Foreign currency translation adjustments	204	214
Accumulated Retirement Liability Adjustment, net of tax of $12 and $13 in 2011 and 2010, respectively	23	23
Gain (Loss) on derivatives, net of tax of $27 and $31 in 2011 and 2010, respectively	50	(61)

Comprehensive income	$5,486	$3,576

The components of accumulated other comprehensive income (loss) are as follows:

	April 2,	December 31,
(in thousands)	2011	2010

Accumulated foreign currency translation	$1,526	$1,322
Accumulated loss on derivative adjustment	(288)	(338)
Accumulated retirement liability adjustment	(963)	(986)

Accumulated other comprehensive income (loss)	$275	$(2)

5) Supplemental Retirement Plan and Related Post Retirement Benefits
The Company has a non-qualified supplemental retirement defined benefit plan for certain executives. The following table sets forth information regarding the net periodic pension cost for the plan.

	Three Months Ended
	April 2,	April 3,
(in thousands)	2011	2010

Service cost	$12	$10
Interest cost	82	82
Amortization of prior service cost	27	27
Amortization of net actuarial losses	3	—

Net periodic cost	$124	$119

Participants in the non-qualified supplemental retirement plan are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The following table sets forth information regarding the net periodic cost recognized for those benefits:

	Three Months Ended
	April 2,	April 3,
(in thousands)	2011	2010

Service cost	$—	$1
Interest cost	7	13
Amortization of prior service cost	6	6
Amortization of net actuarial (gains) losses	(1)	3

Net periodic cost	$12	$23

6) Sales to Major Customers
The Company has a significant concentration of business with two customers.
Sales to Panasonic Avionics Corporation amounted to approximately 36% and 31% of consolidated sales for the three months ended April 2, 2011 and April 3, 2010, respectively. Accounts receivable from this customer amounted to $10.4 million and $6.5 million as of April 2, 2011 and December 31, 2010, respectively.
Sales to the United States Government amounted to approximately 12.1% and 11.6% of consolidated sales for the three months ended April 2, 2011 and April 3, 2010, respectively. Accounts receivable from this customer amounted to $5.8 million and $7.0 million as of April 2, 2011 and December 31, 2010, respectively.
7) Product Warranties
In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. The Company determines warranty reserves needed by product line based on experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended
	April 2,	April 3,
(in thousands)	2011	2010

Balance at beginning of period	$1,699	$3,147
Warranties issued	535	217
Warranties settled	(545)	(306)
Reassessed warranty exposure	(32)	(613)

Balance at end of period	$1,657	$2,445

8) Segment Information
Below are the sales and operating profit by segment for the three months ended April 2, 2011 and April 3, 2010 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is the net sales less cost of sales and other operating expenses excluding interest and other expenses and corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment.

	Three Months Ended
	April 2,	April 3,
(in thousands)	2011	2010

Sales
Aerospace	$50,199	$43,190
Test Systems	4,929	3,746

Sales	$55,128	$46,936

Operating Profit and Margins
Aerospace	$9,319	$6,742
	18.6%	15.6%

Test Systems	17	187
	0.3%	5.0%

Total Operating Profit	9,336	6,929
	16.9%	14.8%

Deductions from Operating Profit
Interest Expense	537	599
Corporate Expenses and Other	1,175	811

Income Before Income Taxes	$7,624	$5,519

Identifiable Assets

	April 2,	December 31,
(in thousands)	2011	2010
Aerospace	$104,533	$96,393
Test Systems	17,914	17,752
Corporate	30,706	36,743

Total Assets	$153,153	$150,888

9) Earnings Per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended
	April 2,	April 3,
(in thousands)	2011	2010

Basic earnings per share weighted average shares	10,981	10,797
Net effect of dilutive stock options	647	169

Diluted earnings per share weighted average shares	11,628	10,966

10) Income Taxes
The effective tax rate was approximately 31.7% and 38.4% for the three months ended April 2, 2011 and April 3, 2010, respectively. The effective tax rate for the first quarter of 2011 was impacted primarily by lower state and foreign taxes as well as the impact of R&D tax credits in the net amount of $0.1 million.
The effective tax rate for the first quarter of 2010 was impacted by an increase in the reserve against R&D tax credits in the amount of $0.1 million.
11) Legal Proceedings
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
On November 11, 2010, AE Liquidation Inc. filed an action in the Bankruptcy Court seeking to recover $1.4 million of alleged preferential payments received from Eclipse Aviation Corporation. The Company disputes the Trustee’s allegations and believes any loss, as a result of future proceedings is neither probable nor estimable at April 2, 2011, and we intend to defend this claim vigorously.
12) Recent Accounting Pronouncements
The Company’s management has reviewed recent accounting pronouncements issued through the date of the issuance of financial statements. In management’s opinion, none of these new pronouncements apply or will have a material effect on the Company’s financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10-K for the year ended December 31, 2010.)
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
CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Three Months Ended
	April 2,	April 3,
(in thousands)	2011	2010

Sales	$55,128	$46,936
Gross Margin	26.3%	24.6%
SG&A Expenses as a Percentage of Sales	11.5%	11.6%
Interest Expense, net of interest income	$537	$599
Effective Tax Rate	31.7%	38.4%
Net Earnings	$5,209	$3,400
A discussion by segment can be found at “Segment Results of Operations and Outlook” in this MD&A.
Our consolidated sales for the first quarter of 2011 increased by 17.5% to $55.1 million compared to $46.9 million for the same period last year. Aerospace sales increased by $7.0 million while Test Systems revenue increased by $1.2 million.
Consolidated gross margins improved to approximately 26.3% in the first quarter of 2011 compared to approximately 24.6% in the first quarter of 2010. The improved margins were a result of leverage that was achieved from increased sales volumes in the Aerospace segment, somewhat offset by decreased margins in the test system segment.
Selling, general and administrative (“SG&A”) expenses were approximately $6.3 million, or 11.5% of sales in the first quarter of 2011, compared to $5.4 million, or 11.6% of sales in the same period last year. The increase was due primarily to increased compensation costs and increased information technology spending incurred during the first quarter of 2011.
Interest Expense, net of interest income for the first quarter decreased by $0.1 million from $0.6 million to $0.5 million, due primarily to reduced debt levels when compared with the same period last year.

The effective tax rate was approximately 31.7% and 38.4% for the first quarter of 2011 and 2010 respectively. The effective tax rate for the first quarter of 2011 was impacted primarily by lower state and foreign taxes as well as the impact of R&D tax credits in the net amount of $0.1 million.
Net income for the first quarter of 2011 was $5.2 million or $0.45 per diluted share, an increase of $1.8 million from $3.4 million, or $0.31 per diluted share in the first quarter of 2010. The earnings per share increase in 2011 compared to 2010 is due to the increase in net income.
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
AEROSPACE

	Three Months Ended
	April 2,	April 3,
(in thousands)	2011	2010

Sales	$50,199	$43,190
Operating profit	$9,319	$6,742
Operating Margin	18.6%	15.6%

	April 2,	Dec 31,
	2011	2010
Total Assets	$104,533	$93,009
Backlog	$90,056	$83,116
Aerospace Sales by Market

	Three Months Ended
	April 2,	April 3,
(in thousands)	2011	2010

Commercial Transport	$32,926	$27,445
Military	9,259	8,398
Business Jet	6,637	5,592
FAA/Airport	1,377	1,755

	$50,199	$43,190

Aerospace Sales by Product Line

	Three Months Ended
	April 2,	April 3,
(in thousands)	2011	2010

Cabin Electronics	$26,075	$21,496
Aircraft Lighting	18,171	15,733
Airframe Power	4,576	4,206
Airfield Lighting	1,377	1,755

	$50,199	$43,190

Sales to the Commercial Transport market increased in the first quarter as a result of increased volume, due primarily to the increased installation of in-flight entertainment and in-seat power systems which increased demand for our Cabin Electronics products as well as increased demand for our Aircraft Lighting products. Military sales were up for the quarter, due primarily to higher volume of Aircraft Lighting sales to that market. Sales to the Business Jet market were higher due to increased volume from our Airframe Power product line. The sales decrease to the FAA/Airport market was due to lower volume.

Aerospace operating profit for the first quarter of 2011 was $9.3 million, or 18.6% of sales, compared with $6.7 million, or 15.6% of sales, in the same period last year. Margin improvement was due to the leverage provided on the increased sales volume.
2011 Outlook for Aerospace — We are increasing our sales forecast for 2011 for our Aerospace segment to be in the range of $190 million to $202 million. The Aerospace segment’s backlog at the end of the first quarter of 2011 was $90.1 million with approximately $71.0 million expected to be shipped over the remaining part of 2011.
TEST SYSTEMS

	Three Months Ended
	April 2,	April 3,
(in thousands)	2011	2010

Sales	$4,929	$3,746
Operating profit	$17	$187
Operating Margin	0.3%	5.0%

	April 2,	Dec 31,
	2011	2010
Total Assets	$17,914	$17,752
Backlog	$9,043	$8,216
Sales in the 2011 first quarter were $4.9 million compared to $3.7 million for the same period in 2010.
Test Systems operating profit for the first quarter of 2011 was $0.01 million, or 0.3% of sales, compared with an operating profit of $0.2 million or 5.0% of sales, in the same period last year. The 2010 operating profit reflects a reduction in our estimated warranty liability of $0.7 million.
2010 Outlook for Test Systems — We are maintaining our sales forecast for 2010 for our Test Systems segment to be in the range of $20 million to $23 million. The Test Systems segment’s backlog at the end of the first quarter of 2011 was $9.0 million with approximately $6.6 million expected to be shipped over the remaining part of 2011. New orders received during the quarter for the Test Systems segment totaled $5.7 million.
LIQUIDITY
Cash used by operating activities totaled $3.5 million during the first three months of 2011, as compared with $1.5 million of cash provided by operations during the first three months of 2010. The change was due primarily to increased investment in net working capital components offset by increased net income.
Cash used in investing activities was $0.8 million in the first three months of 2011, a decrease in use of $0.1 million when compared to $0.9 million used in the first three months of 2010. This decrease was primarily due to the timing of capital expenditures.
In the first three months of 2011 cash used for financing activities totaled $1.6 million compared to cash used by financing activities of $2.9 million in the first three months of 2010. The change was due primarily to lower principal payments on long term debt.
The Company has agreed on terms to purchase its leased manufacturing facility in Fort Lauderdale, Florida, as well as a new facility in Redmond, Washington. The purchases are expected to close in the second quarter and will cost a total of approximately $10.3 million. The Company expects to spend an additional $5 million to $8 million over the next 18 months to build-out and occupy the Redmond building. The company currently pays $2.6 million to lease facilities for these two operations, and considers the real estate purchases to be opportunistic given the current environment. The Company expects capital spending in 2011 to be approximately $17 million to $21 million including $12 million to $13 million related to the acquisition and build out of the Fort Lauderdale and Redmond properties. Management believes that the Company’s cash flow from operations and revolving credit facility will be sufficient to provide funding for future capital requirements.

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
There was no balance outstanding on our revolving credit facility at April 2, 2011. The revolving credit facility provides for borrowing up to $35.0 million. The credit facility allocates up to $20 million of the revolving credit line for the issuance of letters of credit, including certain existing letters of credit totaling approximately $12.6 million at April 2, 2011. For working capital requirements, the Company had available on its credit facility, $22.4 million and $22.5 million at April 2, 2011 and December 31, 2010, respectively. At April 2, 2011, we were in compliance with all of the covenants pursuant to the credit facility.
BACKLOG
The Company’s backlog at April 2, 2011 was $99.1 million compared with $99.8 million at December 31, 2010 and $92.8 million at April 3, 2010.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Company’s contractual obligations and commercial commitments have not changed materially from those disclosed in the Company’s Form 10-K for the year ended December 31, 2010.
MARKET RISK
The Company believes that there have been no material changes in the current year regarding the market risk information for its exposure to currency exchange rates or interest rate fluctuations. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a complete discussion of the Company’s market risk.
CRITICAL ACCOUNTING POLICIES
Refer to the Company’s annual report on Form 10-K for the year ended December 31, 2010 for a complete discussion of the Company’s critical accounting policies.
RECENT ACCOUNTING PRONOUNCEMENTS
See Part 1, Note 1 to the Financial Statements — Basis of Presentation, Accounting Pronouncements Adopted in 2011.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
See Market Risk in Item 2, above.

Item 4.	Controls and Procedures
a)	The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 2, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 2, 2011.

b)	Changes in Internal Control over Financial Reporting — There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
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
On November 11, 2010, AE Liquidation Inc. filed an action in the Bankruptcy Court seeking to recover $1.4 million of alleged preferential payments received by the Company from Eclipse Aviation Corporation. The Company disputes the Trustee’s allegations and believes any loss, as a result of future proceedings is neither probable nor estimable at April 2, 2011, and we intend to defend this claim vigorously.
Item 1a Risk Factors
In addition to other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or results of operations. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.
The Company has a significant concentration of business with two customers, Panasonic Avionics Corporation and the US Government, where a significant reduction in sales would negatively impact our sales and earnings. We provide Panasonic with cabin electronics products which, in total were approximately 36% of revenue during the first quarter of 2011. We provide the US Government with military products which, in total were approximately 12% of revenue during the first quarter of 2011.

Item 2.	Unregistered sales of equity securities and use of proceeds
(c) The following table summarizes the Company’s purchases of its common stock for the quarter ended April 2, 2011:

			(c) Total number of	(d) Maximum
	(a) Total		shares Purchased as	Number of Shares
	number of	(b) Average	part of Publicly	that May Yet Be
	shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs

January 1 — January 29, 2011	—	—	—	—
January 30 — February 26, 2011	—	—	—	—
February 27 — April 2, 2011	—	—	—	—
Total	—	—	—	—

Item 3.	Defaults Upon Senior Securities
None.

Item 5.	Other Information
None.

Item 6	Exhibits

Exhibit 31.1	Section 302 Certification — Chief Executive Officer
Exhibit 31.2	Section 302 Certification — Chief Financial Officer
Exhibit 32.	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRONICS CORPORATION (Registrant)
Date: May 6, 2011	By:	/s/ David C. Burney
David C. Burney
Vice President-Finance and Treasurer (Principal Financial Officer)