Form 10-Q
period 2011-07-02
ASTRONICS CORP
filed 2011-08-09
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 2, 2011 or

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
Yes ☐ No ☑
As of July 2, 2011, 11,016,289 shares of common stock were outstanding consisting of 8,914,098 shares of common stock ($.01 par value) and 2,102,191 shares of Class B common stock ($.01 par value).

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
ASTRONICS CORPORATION
Consolidated Condensed Balance Sheets
July 2, 2011 with Comparative Figures for December 31, 2010
(dollars in thousands except per share amounts)

	July 2,	December 31,
	2011	2010
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$16,075	$22,709
Accounts Receivable, net of allowance for doubtful accounts	35,762	30,941
Inventories	40,826	37,763
Other Current Assets	6,453	5,727

Total Current Assets	99,116	97,140

Property, Plant and Equipment — net of accumulated depreciation and amortization of $27,899 and $25,990 respectively	35,944	30,873

Deferred Income Taxes	6,332	6,883
Other Assets	3,231	3,342
Intangible Assets, net of accumulated amortization	4,824	5,040
Goodwill	7,712	7,610

Total Assets	$157,159	$150,888

Current Liabilities:
Current Maturities of Long-term Debt	$5,310	$5,314
Accounts Payable	9,833	10,583
Accrued Expenses	10,009	10,016
Billings in Excess of Recoverable Costs and Accrued Profits on Uncompleted Contracts	1,126	1,519
Customer Advance Payments and Deferred Revenue	3,706	3,853

Total Current Liabilities	29,984	31,285

Long-term Debt	29,806	33,264
Other Liabilities	8,889	9,124

Total Liabilities	68,679	73,673

Shareholders’ Equity:
Common Stock, $.01 par value — Authorized 20,000,000 Shares, issued 9,092,536 in 2011 and 8,972,795 in 2010	91	89
Convertible Class B Stock, $.01 par value — Authorized 5,000,000 Shares, issued 2,404,066 in 2011 and 2,454,580 in 2010	24	25
Additional Paid-in Capital	15,559	14,337
Accumulated Other Comprehensive Income (Loss)	283	(2)
Retained Earnings	74,804	65,047

	90,761	79,496
Less Treasury Stock: 480,313 shares in both 2011 and 2010	2,281	2,281

Total Shareholders’ Equity	88,480	77,215

Total Liabilities and Shareholders’ Equity	$157,159	$150,888

See notes to consolidated condensed financial statements

ASTRONICS CORPORATION
Consolidated Condensed Statements of Operations and Retained Earnings
Three and Six Months Ended July 2, 2011
With Comparative Figures for 2010
(Unaudited)
(in thousands, except per share data)

	Six Months Ended		Three Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010

Sales	$110,603	94,025	$55,475	$47,089

Costs and Expenses:
Cost of products sold	81,711	71,794	41,089	36,404

Gross Profit	28,892	22,231	14,386	10,685

Selling, general and administrative expenses	13,489	11,504	7,144	6,076

Income from operations	15,403	10,727	7,242	4,609

Interest expense, net of interest income of $14 and $17 for the six months and $6 and $5 for the three months ended 2011 and 2010, respectively	1,071	1,321	534	722

Income Before Income Taxes	14,332	9,406	6,708	3,887
Provision for Income Taxes	4,575	3,576	2,160	1,457

Net Income	9,757	5,830	$4,548	$2,430

Retained Earnings:
Beginning of period	65,047	50,099

End of period	$74,804	$55,929

Earnings per share:
Basic	$0.89	$0.54	$0.41	$0.22

Diluted	$0.84	$0.52	$0.39	$0.22

Average Common Shares Outstanding:
Basic	10,994	10,801	11,006	10,806

Diluted	11,665	11,127	11,703	11,289

See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Cash Flows
Six Months Ended July 2, 2011
With Comparative Figures for 2010
(Unaudited)
(dollars in thousands)

	July 2, 2011	July 3, 2010
Cash Flows from Operating Activities:
Net Income	$9,757	$5,830
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	2,394	2,463
Provision for Non-Cash Losses on Inventory and Receivables	597	687
Stock Compensation Expense	537	454
Deferred Tax Expense	370	1,203
Other	(85)	(34)
Cash Flows from Changes in Operating Assets and Liabilities:
Accounts Receivable	(4,735)	2,395
Inventories	(3,559)	(1,289)
Accounts Payable	(774)	1,460
Other Current Assets and Liabilities	(701)	(880)
Billings in Excess of Recoverable Costs and Accrued Profits on Uncompleted Contracts	(393)	(591)
Customer Advanced Payments and Deferred Revenue	(147)	(3,158)
Income Taxes	(17)	(833)
Supplemental Retirement and Other Liabilities	(88)	(247)

Cash Provided By Operating Activities	3,156	7,460

Cash Flows from Investing Activities:
Capital Expenditures	(6,979)	(1,486)
Other	—	(142)

Cash Used For Investing Activities	(6,979)	(1,628)

Cash Flows from Financing Activities:
Net Payments For Long-term Debt	(3,499)	(4,515)
Proceeds from Exercise of Stock Options	490	—
Income Tax Benefit from Exercise of Stock Options	196	—
Other	—	147

Cash Used For Financing Activities	(2,813)	(4,368)

Effect of Exchange Rates on Cash	2	(1)

(Decrease) Increase in Cash and Cash Equivalents	(6,634)	1,463

Cash and Cash Equivalents at Beginning of Period	22,709	14,949

Cash and Cash Equivalents at End of Period	$16,075	$16,412

See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Notes to Consolidated Condensed Financial Statements
July 2, 2011
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
Operating Results
The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the six and three month periods ended July 2, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
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
Cost of products sold includes the costs to manufacture products such as direct materials and labor and manufacturing overhead as well as all engineering and developmental costs. Shipping and handling costs are expensed as incurred and are included in costs of products sold. The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. These costs are expensed when incurred and included in cost of sales. Research and development, design and related engineering amounted to approximately $17.1 million and $14.2 million for the six months ended and $8.8 million and $7.0 million for the three months ended July 2, 2011 and July 3, 2010, respectively.

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
A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of July 2, 2011 and December 31, 2010:

(in thousands)	Asset	Liability	Level 1	Level 2	Level 3

Interest rate swaps
July 2, 2011	$—	$(464)	$—	$(464)	$—
December 31, 2010	—	(520)	—	(520)	—
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
At July 2, 2011, the fair value of goodwill and intangible assets classified using Level 3 inputs were as follows:
•	The fair value measurement of goodwill in the Test Systems reporting unit is $2.4 million. The inputs used to calculate the fair value were a combination of revenue growth rates and profit margins based on internal forecasts, terminal value, and weighted-average cost of capital used to discount future cash flows. There was no change in fair value from December 31, 2010.
•	The fair value measurement of indefinite-lived trade name intangible assets in the Test Systems reporting unit is $0.5 million. The inputs used to calculate the fair value were internal forecasts used to estimate discounted future cash flows. There was no change in fair value from December 31, 2010.
•	The fair value measurement of amortized intangible assets in the Test Systems reporting unit is $3.5 million. The inputs used to calculate the fair value were internal forecasts used to estimate undiscounted future cash flows. There was no change in fair value from December 31, 2010.

The Company concluded that no indicators of goodwill and intangibles impairment existed as of July 2, 2011 and an interim test was not performed.
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
Derivatives
The Company records all derivatives on the balance sheet at fair value with the related gains or losses deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (AOCI) and any ineffectiveness is recorded to the income statement. The accounting for changes in the fair value of derivatives depends on the intended use and resulting designation. The Company’s use of derivative instruments was limited to a cash flow hedge for interest rate risk associated with long-term debt. Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At July 2, 2011, we had interest rate swaps consisting of the following:
a)	An interest rate swap with a notional amount of approximately $2.6 million, entered into on February 2006, related to the Company’s Series 1999 New York Industrial Revenue Bond which effectively fixes the rate at 3.99% plus a spread based on the Company’s leverage ratio on this obligation through January, 2016.
b)	An interest rate swap with a notional amount of $10.0 million. The swap effectively fixes the LIBOR rate at 2.115% on the notional amount (which decreases in concert with the scheduled note repayment schedule).The swap agreement became effective October 1, 2009 and expires January 30, 2014.
To the extent the interest rate swaps are not perfectly effective in offsetting the change in the value of the payments being hedged; the ineffective portion of these contracts is recognized in earnings immediately. All of the Company’s cash flow hedges are considered to be highly effective. Amounts to be reclassified to income through the remainder of 2011 are not expected to be significant.
Long-term Debt and Notes Payable
The Company’s Credit Agreement provides for a five-year, $40 million senior secured term loan with interest at LIBOR plus between 2.75% and 4.50%. The proceeds of the term loan were used to finance the DME acquisition. The balance of the term note on July 2, 2011 was $18.0 million. The Credit Agreement also provides for a revolving credit line of $35 million for working capital requirements and is committed through January 2012, with interest at LIBOR plus between 2.75% and 4.50%.
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
The Company had no balance outstanding on its revolving credit facility at July 2, 2011 and December 31, 2010, respectively. The revolving credit facility provides for borrowing up to $35.0 million less outstanding letters of credit. For working capital requirements, the Company had available on its credit facility, $22.4 million and $22.5 million at July 2, 2011 and December 31, 2010, respectively. The credit facility allocates up to $20 million of the revolving credit line for the issuance of letters of credit, including certain existing letters of credit totaling approximately $12.6 million at July 2, 2011.
Foreign Currency Translation
The Company accounts for its foreign currency translation in accordance with ASC Topic 830, Foreign Currency Translation. The aggregate transaction gain or loss included in determining net income was insignificant for the periods ending July 2, 2011 and July 3, 2010.

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
Should the Company need to accrue a liability for unrecognized tax benefits, any interest associated with that liability will be recorded as interest expense. Penalties, if any, would be recognized as operating expenses. There are no penalties or interest liability accrued as of July 2, 2011 and December 31, 2010. The years under which we conducted our evaluation coincided with the tax years currently still subject to examination by major federal and state tax jurisdictions, those being 2007 through 2010.
Accounting Pronouncements Adopted in 2011
On January 1, 2011, the Company adopted the new provisions of Accounting Standards Update (“ASU”) No. 2010-28, Intangibles—Goodwill and Other (Topic 350) (“ASU 2010-28”). ASU 2010-28 clarifies the requirement to test for impairment of goodwill. ASC Topic 350 has required that goodwill be tested for impairment under Step 2 if the carrying amount of a reporting unit exceeds its fair value. Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional Step 2 test to determine whether goodwill has been impaired and calculate the amount of that impairment. The impact on the Company’s financial statements is not anticipated to be significant.
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
In March 2011, the SEC issued Staff Accounting Bulletin (SAB) 114. This SAB revises or rescinds portions of the interpretive guidance included in the codification of the Staff Accounting Bulletin Series. This update is intended to make the relevant interpretive guidance consistent with current authoritative accounting guidance issued as a part of the FASB’s Codification. The principal changes involve revision or removal of accounting guidance references and other conforming changes to ensure consistency of referencing through the SAB Series. The effective date for SAB 114 is March 28, 2011. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.
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

2) Inventories
Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

	July 2,	December 31,
(in thousands)	2011	2010

Finished Goods	$9,383	$8,437
Work in Progress	8,380	6,274
Raw Material	23,063	23,052

	$40,826	$37,763

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
3) Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill for 2011:

		Foreign
	December 31,	Currency	July 2,
(in thousands)	2010	Translation	2011
Aerospace	$5,210	$102	$5,312
Test Systems	2,400	—	2,400

Total	$7,610	$102	$7,712

The following table summarizes acquired intangible assets as follows:

		July 2, 2011		December 31, 2010
	Weighted	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in thousands)	Average Life	Amount	Amortization	Amount	Amortization
Patents	12 Years	$1,271	$636	$1,271	$586
Trade Names	N/A	1,053	—	1,053	—
Completed and Unpatented Technology	10 - 15 Years	3,177	1,097	3,177	972
Government Contracts	6 Years	347	346	347	342
Backlog and Customer Relationships	3 - 20 Years	3,385	2,330	3,385	2,293

Total Intangible Assets		$9,233	$4,409	$9,233	$4,193

All acquired intangible assets other than goodwill and trade names are being amortized. Amortization expense was approximately $0.2 million and $0.3 million for the six months ended and $0.1 million and $0.1 million for the three months ended July 2, 2011 and July 3, 2010, respectively. Amortization expense for each of the next five years is estimated to be approximately $0.3 million for the balance of 2011 and $0.4 million each for 2012, 2013, 2014 and 2015.

4) Comprehensive Income and Accumulated Other Comprehensive Income
The components of comprehensive income are as follows:

	Six Months		Three Months Ended
	July 2,	July 3,	July 2,	July 3,
(in thousands)	2011	2010	2011	2010

Net income	$9,757	$5,830	$4,548	$2,430

Other comprehensive income:
Foreign currency translation adjustments	203	(47)	(1)	(261)
Accumulated Retirement Liability Adjustment, net of tax of $24 and $12 in 2011 and $25 and $12 in 2010, for the six and three months ended, respectively.	45	47	22	24
Gain (Loss) on derivatives, net of tax of $20 and $7 in 2011 and $75 and $44 in 2010, for the six and three months ended, respectively.	37	(139)	(13)	(78)

Comprehensive income	$10,042	$5,691	$4,556	$2,115

The components of accumulated other comprehensive income (loss) are as follows:

	July 2,	December 31,
(in thousands)	2011	2010

Accumulated foreign currency translation	$1,525	$1,322
Accumulated loss on derivative adjustment	(301)	(338)
Accumulated retirement liability adjustment	(941)	(986)

Accumulated other comprehensive income (loss)	$283	$(2)

5) Supplemental Retirement Plan and Related Post Retirement Benefits
The Company has a non-qualified supplemental retirement defined benefit plan for certain executives. The following table sets forth information regarding the net periodic pension cost for the plan.

	Six Months Ended		Three Months Ended
	July 2,	July 3,	July 2,	July 3,
(in thousands)	2011	2010	2011	2010

Service cost	$24	$20	$12	$10
Interest cost	164	164	82	82
Amortization of prior service cost	54	54	27	27
Amortization of net actuarial losses	6	—	3	—

Net periodic cost	$248	$238	$124	$119

Participants in the non-qualified supplemental retirement plan are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The following table sets forth information regarding the net periodic cost recognized for those benefits:

	Six Months Ended		Three Months Ended
	July 2,	July 3,	July 2,	July 3,
(in thousands)	2011	2010	2011	2010

Service cost	$—	$2	$—	$1
Interest cost	14	26	7	13
Amortization of prior service cost	12	12	6	6
Amortization of net actuarial (gains) losses	(2)	6	(1)	3

Net periodic cost	$24	$46	$12	$23

6) Sales to Major Customers
The Company has a significant concentration of business with two customers.
Sales to Panasonic Avionics Corporation amounted to 34% and 28% of consolidated sales for the six months ended July 2, 2011 and July 3, 2010 respectively and 31% and 25% of consolidated sales for the three months ended July 2, 2011 and July 3, 2010, respectively. Accounts receivable from this customer amounted to $10.1 million and $6.5 million as of July 2, 2011 and December 31, 2010, respectively.
Sales to the United States Government amounted to 10% and 13% of consolidated sales for the six months ended July 2, 2011 and July 3, 2010 respectively and 8% and 14% of consolidated sales for the three months ended July 2, 2011 and July 3, 2010, respectively. Accounts receivable from this customer amounted to $4.4 million and $7.0 million as of July 2, 2011 and December 31, 2010, respectively.
7) Product Warranties
In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. The Company determines warranty reserves needed by product line based on experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Six Months Ended		Three Months Ended
	July 2,	July 3,	July 2,	July 3,
(in thousands)	2011	2010	2011	2010

Balance at beginning of period	$1,699	$3,147	$1,657	$2,445
Warranties issued	987	938	448	721
Warranties settled	(953)	(769)	(408)	(463)
Reassessed warranty exposure	(343)	(613)	(307)	—

Balance at end of period	$1,390	$2,703	$1,390	$2,703

8) Segment Information
Below are the sales and operating profit by segment for the six months and three months ended July 2, 2011 and July 3, 2010 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is the net sales less cost of sales and other operating expenses excluding interest and other expenses and corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment.

	Six Months Ended		Three Months Ended
	July 2,	July 3,	July 2,	July 3,
(in thousands)	2011	2010	2011	2010
Sales
Aerospace	$102,141	$86,789	$51,942	$43,599
Test Systems	8,462	7,236	3,533	3,490

Total	$110,603	$94,025	$55,475	$47,089

Operating Profit and Margins
Aerospace	$18,330	$13,495	$9,011	$6,753
	17.9%	15.5%	17.3%	15.5%
Test Systems	(528)	(806)	(545)	(993)
	(6.2)%	(11.1)%	(15.4)%	(28.5)%

Total Operating Profit	17,802	12,689	8,466	5,760

Deductions from Operating Profit
Interest Expense	1,071	1,321	533	722
Corporate Expenses and Other	2,399	1,962	1,225	1,151

Income Before Income Taxes	$14,332	$9,406	$6,708	$3,887

Identifiable Assets

	July 2,	December 31,
(in thousands)	2011	2010
Aerospace	$111,439	$96,393
Test Systems	15,857	17,752
Corporate	29,863	36,743

Total Assets	$157,159	$150,888

9) Earnings Per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Six Months Ended		Three Months Ended
	July 2,	July 3,	July 2,	July 3,
(in thousands)	2011	2010	2011	2010

Basic earnings per share weighted average shares	10,994	10,801	11,006	10,806
Net effect of dilutive stock options	671	326	697	483

Diluted earnings per share weighted average shares	11,665	11,127	11,703	11,289

10) Income Taxes
The effective tax rate was 31.9% and 38.0% for the six months and 32.2% and 37.4% for the three months ended July 2, 2011 and July 3, 2010, respectively. The effective tax rate for the second quarter of 2011 and the first half of 2011 was impacted primarily by the domestic production deduction as well as the impact of R&D tax credits in the net amount of $0.2 million. The effective tax rate for the first half of 2010 was impacted by lower state and foreign taxes and an increase in the reserve against R&D tax credits in the amount of $0.1 million. The effective tax rate for the second quarter of 2010 was impacted by higher state and foreign taxes.

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
On November 11, 2010, AE Liquidation Inc. filed an action in the United States Bankruptcy Court for the District of Delaware (AE Liquidation, Inc., et al.,v Luminescent Systems Inc., and AE Liquidation, Inc., et al., v Astronics Advanced Electronic Systems Corp.,)seeking to recover $1.4 million of alleged preferential payments received from Eclipse Aviation Corporation. The Company disputes the Trustee’s allegations and believes any loss, as a result of future proceedings would not have a material adverse effect on our business. We intend to defend this claim vigorously.
We are a defendant in an action filed in the Regional State Court of Mannheim, Germany (Lufthansa Technik AG v. Astronics Advanced Electronics Systems Corp.) relating to an allegation of patent infringement. The damages sought include injunctive relief, as well as monetary damages. We dispute the allegation and intend to vigorously defend ourselves in this action. At this time we are unable to provide a reasonable estimate of our potential liability or the potential amount of loss related to this action, if any. If the outcome of this litigation is adverse to us, our results and financial condition could be materially affected.
12) Recent Accounting Pronouncements
The Company’s management has reviewed recent accounting pronouncements issued through the date of the issuance of financial statements.
In June 2011, the FASB issued ASU No. 2011-05, which updated the guidance in ASC Topic 220, Comprehensive Income. Under the amendments in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and early application is permitted. This guidance will become effective for us in the first quarter of 2012. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.
In May 2011, the FASB issued ASU No. 2011-04, which updated the guidance in ASC Topic 820, Fair Value Measurement. The amendments in this Update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This Update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011, and early application is not permitted. This guidance will become effective for us in the first quarter of 2012. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.
13 Subsequent Event
On August 2, 2011, the Company announced a one-for-ten distribution of Class B Stock to holders of both Common and Class B Stock. Stockholders will receive one share of Class B Stock for every ten shares of Common and Class B Stock held on the record date of August 16, 2011. Fractional shares will be paid in cash. The Company expects the new shares to be distributed on or about August 30, 2011.

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
CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Six Months Ended		Three Months Ended
	July 2,	July 3,	July 2,	July 3,
(in thousands)	2011	2010	2011	2010

Sales	$110,603	$94,025	$55,475	$47,089
Gross Margin	26.1%	23.6%	25.9%	22.7%
SG&A Expenses as a Percentage of Sales	12.2%	12.2%	12.9%	12.9%
Interest Expense, net of interest income	$1,071	$1,321	$534	$722
Effective Tax Rate	31.9%	38.0%	32.2%	37.5%
Net Earnings	$9,757	$5,830	$4,548	$2,430
A discussion by segment can be found at “Segment Results of Operations and Outlook” in this MD&A.
Consolidated sales for the second quarter of 2011 increased by 17.8% to $55.5 million compared to $47.1 million for the same period last year. Aerospace sales increased by $8.3 million while Test Systems revenue remained flat at $3.5 million. Consolidated sales for the first half of 2011 increased by 17.6% to $110.6 million compared to $94.0 million for the same period last year. Aerospace sales increased by $15.4 million while Test Systems revenue increased by $1.2 million.
Consolidated gross margins improved to 25.9% in the second quarter of 2011 compared to 22.7% in the second quarter of 2010. Consolidated gross margins improved to 26.1% in the first half of 2011 compared to 23.6% in the first half of 2010. The improved margins were primarily the result of leverage that was achieved from increased sales volumes in the Aerospace segment, partially offset by increased engineering and development costs.
Selling, general and administrative (“SG&A”) expenses were $7.1 million, or 12.9% of sales in the second quarter of 2011, compared to $6.1 million, or 12.9% of sales in the same period last year. The increase of $1.0 million was due primarily to increased marketing costs, increased compensation costs and increased costs relating to legal proceedings (see “Notes to Consolidated Condensed Financial Statements” note 11 and part II —Other Information, Item 1. “Legal Proceedings” in this Form 10-Q) incurred during the second quarter of 2011 relating to our Aerospace segment. SG&A expenses were approximately $13.5 million, or 12.2% of sales in the first half of 2011, compared to $11.5 million, or 12.2% of sales in the same period last year. In addition to the increases discussed previously for the second quarter, the year to date increase of $2.0 million was also a result of increased information technology spending, incurred during the first half of 2011 in our aerospace segment.

Interest Expense, net of interest income for the second quarter decreased by $0.2 million from $0.7 million to $0.5 million, due primarily to reduced debt levels when compared with the same period last year. Interest Expense, net of interest income for the first half of 2011 decreased by $0.2 million from $1.3 million to $1.1 million, due primarily to reduced debt levels when compared with the same period last year.
The effective tax rate for the second quarter of 2011 was 32.2%, as compared to 37.5% for the second quarter of 2010. The lower effective rate in the 2011 second quarter was a result of the impact of the domestic production deduction as well as the impact of R&D tax credits in the net amount of $0.1 million. The effective tax rate was approximately 31.9% for the first half of 2011 impacted primarily by the domestic production deduction as well as the impact of R&D tax credits in the net amount of $0.2 million. The effective tax rate for the first half of 2010 of 38.0% was impacted by higher state and foreign taxes and an increase in the reserve against R&D tax credits in the amount of $0.1 million.
Net income for the first half of 2011 was $9.8 million or $0.84 per diluted share, an increase of $4.0 million from $5.8 million, or $0.52 per diluted for the first half of 2010. Net income for the second quarter of 2011 was $4.5 million or $0.39 per diluted share, an increase of $2.1 million from $2.4 million, or $0.22 per diluted share in the second quarter of 2010. The earnings per share increase for both the first half and the second quarter of 2011 compared to the first half and the second quarter of 2010 is due to the increase in net income.
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
AEROSPACE

	Six Months Ended		Three Months Ended
	July 2,	July 3,	July 2,	July 3,
(in thousands)	2011	2010	2011	2010

Sales	$102,141	$86,789	$51,942	$43,599
Operating profit	$18,330	$13,495	$9,011	$6,753
Operating Margin	17.9%	15.5%	17.3%	15.5%

	July 2, 2011	Dec 31, 2010
Total Assets	$111,439	$96,393
Backlog	$93,143	$91,573
Aerospace Sales by Market

	Six Months Ended		Three Months Ended
	July 2,	July 3,	July 2,	July 3,
(in thousands)	2011	2010	2011	2010

Commercial Transport	$67,196	$52,336	$34,271	$24,891
Military	17,179	17,918	7,919	9,521
Business Jet	14,063	11,971	7,426	6,379
FAA/Airport	3,703	4,564	2,326	2,808

	$102,141	$86,789	$51,942	$43,599

Aerospace Sales by Product Line

	Six Months Ended		Three Months Ended
	July 2,	July 3,	July 2,	July 3,
(in thousands)	2011	2010	2011	2010

Cabin Electronics	$52,949	$40,584	$26,874	$19,087
Aircraft Lighting	35,720	33,319	17,549	17,586
Airframe Power	9,769	8,322	5,193	4,117
Airfield Lighting	3,703	4,564	2,326	2,809

	$102,141	$86,789	$51,942	$43,599

In the second quarter sales to the Commercial Transport market increased as a result of increased volume, which was due primarily to the increased installation of in-seat power systems, which increased demand for our Cabin Electronics products as well as increased volume of our Aircraft Lighting products. Military sales decreased during the quarter due primarily to lower volume of Aircraft Lighting sales to that market. Sales to the Business Jet market were higher due to increased volume from our Airframe Power product line. The sales decrease to the FAA/Airport market was due to lower volume.
During the first half of 2011, sales to the Commercial Transport market increased as a result of increased volume, which was due primarily to the increased installation of in-seat power systems, which increased demand for our Cabin Electronics as well as increased volume of our Aircraft Lighting products. Military sales were down the first half of the year due primarily to lower volume of Aircraft Lighting sales to that market. Sales to the Business Jet market were higher due to increased volume from our Airframe Power product line. The sales decrease to the FAA/Airport market was due to lower volume.
Aerospace operating profit for the second quarter of 2011 was $9.0 million, or 17.3% of sales, compared with $6.8 million, or 15.5% of sales, in the same period last year. Margin improvement was due to the leverage provided on the increased sales volume offset somewhat by increased engineering and development costs and the higher SG&A costs discussed previously in the “Consolidated Results of Operations” section of this MD&A.
Aerospace operating profit for the first half of 2011 was $18.3 million, or 17.9% of sales, compared with $13.5 million, or 15.5% of sales, in the same period last year. Margin improvement was due to the leverage provided on the increased sales volume offset somewhat by increased engineering and development costs and higher SG&A costs discussed previously in the “Consolidated Results of Operations” section of this MD&A.
2011 Outlook for Aerospace — Our sales forecast for 2011 for our Aerospace segment is in the range of $204 million to $212 million. The Aerospace segment’s backlog at the end of the second quarter of 2011 was $93.1 million with approximately $69.7 million expected to be shipped over the remaining part of 2011.
TEST SYSTEMS

	Six Months Ended		Three Months Ended
	July 2,	July 3,	July 2,	July 3,
(in thousands)	2011	2010	2011	2010

Sales	$8,462	$7,236	$3,533	$3,490
Operating profit (loss)	$(528)	$(806)	$(545)	$(993)
Operating Margin	(6.2)%	(11.1)%	(15.4)%	(28.5)%

	July 2, 2011	Dec 31, 2010
Total Assets	$15,857	$17,752
Backlog	$8,969	$8,216
All sales of the Test Systems Segment is from the Military Market. Sales in the 2011 second quarter were flat at $3.5 million compared to the prior year. Sales in the first half of 2011 were $8.5 million, an increase of $1.3 million compared to $7.2 million for the same period in 2010.

Test Systems operating loss for the second quarter of 2011 was $0.5 million, or (15.4) % of sales, compared with an operating loss of $1.0 million or (28.5) % of sales, in the same period last year. The operating loss is due to low sales volume. The second quarter 2011 operating loss includes a reduction in our estimated warranty liability of approximately $0.3 million compared to the second quarter 2010 operating loss, which includes no reduction in our estimated warranty liability.
The Test Systems segment operating loss for the first half of 2011 was $0.5 million, or (6.2) % of sales, compared with an operating loss of $0.8 million or (11.1) % of sales, in the same period last year. This is due primarily to low sales volume. The year to date 2011 operating loss includes a reduction in our estimated warranty liability of approximately $0.3 million compared to the year to date 2010 operating loss, which includes a reduction in our estimated warranty liability of $0.6 million.
2011 Outlook for Test Systems — Our sales forecast for 2011 for our Test Systems segment is in the range of $16 million to $18 million. The Test Systems segment’s backlog at the end of the second quarter of 2011 was $9.0 million with approximately $6.4 million expected to be shipped over the remaining part of 2011. New orders received during the quarter for the Test Systems segment totaled $3.5 million.
LIQUIDITY
Cash provided by operating activities totaled $3.2 million during the first six months of 2011, as compared with $7.5 million of cash provided by operations during the first six months of 2011. The change was due primarily to higher net income being offset by a net increased investment in our working capital components.
Cash used in investing activities was $7.0 million in the first six months of 2011, an increase in use of $5.3 million when compared to $1.6 million used in the first six months of 2010. This increase was primarily due to the purchase of real estate facility in Redmond, Washington. We expect to complete the build-out of the property through 2012 and move into the facility in early 2013. We expect to spend an additional $5 million to $8 million over the next 12- 15 months to build-out and occupy the newly acquired building in Washington. This new facility will replace the Redmond Washington facility that we are currently leasing.
In the first six months of 2011 cash used for financing activities totaled $2.8 million compared to cash used by financing activities of $4.4 million in the first six months of 2010. The change was due primarily to lower scheduled principal payments on long term debt.
In July 2011, we purchased the building that we have been leasing that houses our Fort Lauderdale DME operation for approximately $5.1 million. Funding was from cash on hand. The Company expects capital spending in 2011 to be approximately $17 million to $21 million including $12 million to $13 million related to the acquisition and build out of the Fort Lauderdale and Redmond properties. Management believes that the Company’s cash flow from operations and revolving credit facility will be sufficient to provide funding for future capital requirements.
There was no balance outstanding on our revolving credit facility at July 2, 2011. The revolving credit facility provides for borrowing up to $35.0 million. The credit facility allocates up to $20 million of the revolving credit line for the issuance of letters of credit, including certain existing letters of credit totaling approximately $12.6 million at July 2, 2011. For working capital requirements, the Company had available on its credit facility, $22.4 million and $22.5 million at July 2, 2011 and December 31, 2010, respectively. At July 2, 2011, we were in compliance with all of the covenants pursuant to the credit facility.
Our obligations under our Credit Facility are jointly and severally guaranteed by Astronics Advanced Electronic Systems Corp., Luminescent Systems, Inc. and DME Corporation, each a wholly-owned domestic subsidiary of the Company. The obligations are secured by a first priority lien on substantially all of the Company’s and the guarantors’ assets and 100% of the issued and outstanding equity interest of each subsidiary.
BACKLOG
The Company’s backlog at July 2, 2011 was $102.1 million compared with $99.8 million at December 31, 2010 and $97.3 million at July 3, 2010.
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
RECENT ACCOUNTING PRONOUNCEMENTS
See Part 1, Note 1 to the Financial Statements — Basis of Presentation, Accounting Pronouncements Adopted in 2011 and Part 1, Note 12 to the Financial Statements — Recent Accounting Pronouncements

FORWARD-LOOKING STATEMENTS
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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
See Market Risk in Item 2, above.

Item 4.	Controls and Procedures
a)	The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 2, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 2, 2011.
b)	Changes in Internal Control over Financial Reporting — There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
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
On November 11, 2010, AE Liquidation Inc. filed an action in the United States Bankruptcy Court for the District of Delaware (AE Liquidation, Inc., et al.,v Luminescent Systems Inc., and AE Liquidation, Inc., et al., v Astronics Advanced Electronic Systems Corp.,)seeking to recover $1.4 million of alleged preferential payments received from Eclipse Aviation Corporation. The Company disputes the Trustee’s allegations and believes any loss, as a result of future proceedings would not have a material adverse effect on our business. We intend to defend this claim vigorously.
We are a defendant in an action filed in the Regional State Court of Mannheim, Germany (Lufthansa Technik AG v. Astronics Advanced Electronics Systems Corp.) relating to an allegation of patent infringement. The damages sought include injunctive relief, as well as monetary damages. We dispute the allegation and intend to vigorously defend ourselves in this action. At this time we are unable to provide a reasonable estimate of our potential liability or the potential amount of loss related to this action, if any. If the outcome of this litigation is adverse to us, our results and financial condition could be materially affected.

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
The Company has a significant concentration of business with two customers, Panasonic Avionics Corporation and the US Government, where a significant reduction in sales would negatively impact our sales and earnings. We provide Panasonic with cabin electronics products which, in total were approximately 34% and 31% of revenue during the first six and second quarter of 2011, respectively. We provide the US Government with military products which, in total were approximately 10% and 8% of revenue during the first six months and the second quarter of 2011, respectively.

Item 2.	Unregistered sales of equity securities and use of proceeds
(c) The following table summarizes the Company’s purchases of its common stock for the quarter ended July 2, 2011:

			(c) Total number of	(d) Maximum
	(a) Total		shares Purchased as	Number of Shares
	number of	(b) Average	part of Publicly	that May Yet Be
	shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs
April 3 — April 30, 2011	—	—	—	—
May 1 — May 28, 2011	—	—	—	—
May 29 — July 2, 2011	—	—	—	—
Total	—	—	—	—

Item 3.	Defaults Upon Senior Securities
None.

Item 5.	Other Information
None.

Item 6	Exhibits

Exhibit 31.1	Section 302 Certification — Chief Executive Officer
Exhibit 31.2	Section 302 Certification — Chief Financial Officer
Exhibit 32.	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRONICS CORPORATION (Registrant)
Date: August 9, 2011	By:	/s/ David C. Burney
David C. Burney
Vice President-Finance and Treasurer (Principal Financial Officer)