Form 10-Q
period 2011-10-01
ASTRONICS CORP
filed 2011-11-08
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 1, 2011
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
Yes ☐ No ☑
As of October 1, 2011, 12,211,772 shares of common stock were outstanding consisting of 9,184,906 shares of common stock ($.01 par value) and 3,026,866 shares of Class B common stock ($.01 par value).

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
ASTRONICS CORPORATION
Consolidated Condensed Balance Sheets
October 1, 2011 with Comparative Figures for December 31, 2010
(dollars in thousands except per share amounts)

	October 1,	December 31,
	2011	2010
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$20,612	$22,709
Accounts Receivable, net of allowance for doubtful accounts	37,036	30,941
Inventories	40,015	37,763
Other Current Assets	6,724	5,727

Total Current Assets	104,387	97,140

Property, Plant and Equipment — net of accumulated depreciation and amortization of $28,684 and $25,990 respectively	40,819	30,873

Deferred Income Taxes	5,769	6,883
Other Assets	3,119	3,342
Intangible Assets, net of accumulated amortization	4,721	5,040
Goodwill	7,516	7,610

Total Assets	$166,331	$150,888

Current Liabilities:
Current Maturities of Long-term Debt	$5,297	$5,314
Accounts Payable	9,974	10,583
Accrued Expenses	11,869	10,016
Billings in Excess of Recoverable Costs and Accrued Profits on Uncompleted Contracts	347	1,519
Customer Advance Payments and Deferred Revenue	4,787	3,853

Total Current Liabilities	32,274	31,285

Long-term Debt	29,356	33,264
Other Liabilities	8,460	9,124

Total Liabilities	70,090	73,673

Shareholders’ Equity:
Common Stock, $.01 par value — Authorized 20,000,000 Shares, issued 9,363,452 in 2011 and 9,092,536 in 2010	94	89
Convertible Class B Stock, $.01 par value — Authorized 5,000,000 Shares, issued 3,376,661 in 2011 and 3,553,726 in 2010	34	25
Additional Paid-in Capital	17,004	14,337
Accumulated Other Comprehensive Income (Loss)	(79)	(2)
Retained Earnings	81,469	65,047

	98,522	79,496
Less Treasury Stock: 528,341 shares in both 2011 and 2010	2,281	2,281

Total Shareholders’ Equity	96,241	77,215

Total Liabilities and Shareholders’ Equity	$166,331	$150,888

See notes to consolidated condensed financial statements

ASTRONICS CORPORATION
Consolidated Condensed Statements of Operations and Retained Earnings
Three and Nine Months Ended October 1, 2011
With Comparative Figures for 2010
(Unaudited)
(in thousands, except per share data)

	Nine Months Ended		Three Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Sales	$167,007	143,931	$56,404	$49,906

Costs and Expenses:
Cost of products sold	123,860	108,807	42,149	37,013

Gross Profit	43,147	35,124	14,255	12,893

Selling, general and administrative expenses	19,849	17,183	6,360	5,679

Income from operations	23,298	17,941	7,895	7,214

Interest expense, net of interest income of $96 and $24 for the nine months and $82 and $7 for the three months ended 2011 and 2010, respectively	1,461	1,962	390	641

Income Before Income Taxes	21,837	15,979	7,505	6,573
Provision for Income Taxes	5,415	5,502	840	1,926

Net Income	16,422	10,477	$6,665	$4,647

Retained Earnings:
Beginning of period	65,047	50,099

End of period	$81,469	$60,576

Earnings per share:
Basic	$1.36	$0.88	$0.55	$0.39

Diluted	$1.28	$0.85	$0.52	$0.37

Average Common Shares Outstanding:
Basic	12,104	11,885	12,125	11,895

Diluted	12,863	12,318	12,926	12,474

See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Cash Flows
Nine Months Ended October 1, 2011
With Comparative Figures for 2010
(Unaudited)
(dollars in thousands)

	October 1, 2011	October 2, 2010
Cash Flows from Operating Activities:
Net Income	$16,422	$10,477
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	3,592	3,657
Provision for Non-Cash Losses on Inventory and Receivables	450	993
Stock Compensation Expense	807	681
Deferred Tax Expense	689	1,288
Other	(359)	(44)
Cash Flows from Changes in Operating Assets and Liabilities:
Accounts Receivable	(6,215)	1,906
Inventories	(2,790)	(4,041)
Accounts Payable	(596)	2,961
Other Current Assets and Liabilities	2,141	250
Billings in Excess of Recoverable Costs and Accrued Profits on Uncompleted Contracts	(1,172)	(688)
Customer Advanced Payments and Deferred Revenue	934	(2,920)
Income Taxes	(832)	417
Supplemental Retirement and Other Liabilities	(150)	(331)

Cash Provided By Operating Activities	12,921	14,606

Cash Flows from Investing Activities:
Capital Expenditures	(12,875)	(2,574)
Other	—	(207)

Cash Used For Investing Activities	(12,875)	(2,781)

Cash Flows from Financing Activities:
Net Payments For Long-term Debt	(3,897)	(5,831)
Debt Acquisition Costs	(112)	—
Proceeds from Exercise of Stock Options	1,694	1,084
Income Tax Benefit from Exercise of Stock Options	196	—
Other	(16)	22

Cash Used For Financing Activities	(2,135)	(4,725)

Effect of Exchange Rates on Cash	(8)	2

(Decrease) Increase in Cash and Cash Equivalents	(2,097)	7,102

Cash and Cash Equivalents at Beginning of Period	22,709	14,949

Cash and Cash Equivalents at End of Period	$20,612	$22,051

See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Notes to Consolidated Condensed Financial Statements
October 1, 2011
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
Operating Results
The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the nine and three month periods ended October 1, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
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
Revenue and Expense Recognition
Revenue Recognition in the Aerospace Segment
In the Aerospace segment, revenue is recognized on the accrual basis at the time of shipment of goods and transfer of title. There are no significant contracts allowing for right of return.
Revenue Recognition in the Test Systems Segment
In the Test Systems segment, revenue is recognized primarily from long-term, fixed-price contracts using the percentage-of-completion method of accounting, measured by multiplying the estimated total contract value by the ratio of actual contract costs incurred to date to the estimated total contract costs. Substantially all long-term contracts are with U.S. government agencies and contractors thereto. The Company makes significant estimates involving its usage of percentage-of-completion accounting to recognize contract revenues. The Company periodically reviews contracts in process for estimates-to-completion, and revises estimated gross profit accordingly. While the Company believes its estimated gross profit on contracts in process is reasonable, unforeseen events and changes in circumstances can take place in a subsequent accounting period that may cause the Company to revise its estimated gross profit on one or more of its contracts in process. Accordingly, the ultimate gross profit realized upon completion of such contracts can vary significantly from estimated amounts between accounting periods.
Expenses
Cost of products sold includes the costs to manufacture products such as direct materials and labor and manufacturing overhead as well as all engineering and developmental costs. Shipping and handling costs are expensed as incurred and are included in costs of products sold. The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. These costs are expensed when incurred and included in cost of sales. Research and development, design and related engineering amounted to approximately $26.6 million and $21.0 million for the nine months ended and $9.5 million and $6.9 million for the three months ended October 1, 2011 and October 2, 2010, respectively.

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
A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of October 1, 2011 and December 31, 2010:

(in thousands)	Asset	Liability		Level 1	Level 2	Level 3

Interest rate swaps
October 1, 2011	$—	$	(450)	$—	$(450)	$—
December 31, 2010	—		(520)	—	(520)	—
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
At October 1, 2011, the fair value of goodwill and intangible assets classified using Level 3 inputs were as follows:
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

The Company concluded that no indicators of goodwill and intangibles impairment existed and an interim test was not performed as of October 1, 2011.
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
Derivatives
The Company records all derivatives on the balance sheet at fair value with the related gains or losses deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (AOCI) and any ineffectiveness is recorded to the income statement. The accounting for changes in the fair value of derivatives depends on the intended use and resulting designation. The Company’s use of derivative instruments was limited to a cash flow hedge for interest rate risk associated with long-term debt. Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At October 1, 2011, we had interest rate swaps consisting of the following:
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
Long-term Debt and Notes Payable
The Company extended and modified its existing credit facility by entering into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), dated as of August 31, 2011, with HSBC Bank USA, National Association, Bank of America, N.A. and Manufacturers and Traders Trust Company. The Credit Agreement provides for the continuation of the Company’s revolving credit line in the amount of $35 million for an additional five years through August 31, 2016 and for the continuation of the Company’s existing $18 million term loan maturing January 30, 2014, with interest on both loans at a rate of LIBOR plus between 1.50% and 2.50% based on the Company’s Leverage Ratio.
The balance of the term note was $18.0 million and $21.0 million on October 1, 2011 and December 31, 2010, respectively. The Company had no balance outstanding on its revolving credit facility at October 1, 2011 and December 31, 2010, respectively. The revolving credit facility provides for borrowing up to $35.0 million less outstanding letters of credit. For working capital requirements, the Company had available on its credit facility $23.2 million and $22.5 million at October 1, 2011 and December 31, 2010, respectively. The credit facility allocates up to $20 million of the revolving credit line for the issuance of letters of credit, including certain existing letters of credit totaling approximately $11.8 million at October 1, 2011. In addition, the Company is required to pay a commitment fee quarterly at a rate of between 0.25% and 0.35% per annum on the unused portion of the total revolving credit commitment, also based on the Company’s Leverage Ratio.

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
In the event of voluntary or involuntary bankruptcy of the Company or any subsidiary, all unpaid principal and other amounts owing under the Credit Agreement automatically become due and payable. Other events of default, such as failure to make payments as they become due and breach of financial and other covenants, give the Agent the option to declare all such amounts immediately due and payable.
At October 1, 2011, we were in compliance with all of the covenants pursuant to the credit facility.
Foreign Currency Translation
The Company accounts for its foreign currency translation in accordance with ASC Topic 830, Foreign Currency Translation. The aggregate transaction gain or loss included in determining net income was insignificant for the periods ending October 1, 2011 and October 2, 2010.
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
Should the Company need to accrue a liability for unrecognized tax benefits, any interest associated with that liability will be recorded as interest expense. Penalties, if any, would be recognized as operating expenses. There are no penalties or interest liability accrued as of October 1, 2011 and December 31, 2010. The years under which we conducted our evaluation coincided with the tax years currently still subject to examination by major federal and state tax jurisdictions, those being 2010 for federal purposes and 2008 through 2010 for state purposes.
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

On September 15, 2011, the Financial Accounting Standards Board issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350). The amendments in this Update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company elected to adopt this pronouncement in 2011 as early adoption is permitted. The impact on the Company’s financial statements is not anticipated to be significant.
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
2) Inventories
Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

	October 1,	December 31,
(in thousands)	2011	2010
Finished Goods	$8,386	$8,437
Work in Progress	8,680	6,274
Raw Material	22,949	23,052

	$40,015	$37,763

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
3) Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill through October 1, 2011:

		Foreign
	December 31,	Currency	October 1,
(in thousands)	2010	Translation	2011
Aerospace	$5,210	$(94)	$5,116
Test Systems	2,400	—	2,400

Total	$7,610	$(94)	$7,516

The following table summarizes acquired intangible assets as follows:

		October 1, 2011		December 31, 2010
	Weighted	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in thousands)	Average Life	Amount	Amortization	Amount	Amortization
Patents	12 Years	$1,271	$661	$1,271	$586
Trade Names	N/A	1,053	—	1,053	—
Completed and Unpatented Technology	10 - 15 Years	3,177	1,161	3,177	972
Government Contracts	6 Years	347	347	347	342
Backlog and Customer Relationships	3 - 20 Years	3,385	2,344	3,385	2,293

Total Intangible Assets		$9,233	$4,513	$9,233	$4,193

All acquired intangible assets other than goodwill and trade names are being amortized. Amortization expense was approximately $0.3 million and $0.4 million for the nine months ended and $0.1 million and $0.1 million for the three months ended October 1, 2011 and October 2, 2010, respectively. Amortization expense for each of the next five years is estimated to be approximately $0.1 million for the balance of 2011 and $0.4 million each for 2012, 2013, 2014 2015 and 2016.
4) Comprehensive Income and Accumulated Other Comprehensive Income
The components of comprehensive income are as follows:

	Nine Months		Three Months Ended
	October 1,	October 2,	October 1,	October 2,
(in thousands)	2011	2010	2011	2010
Net income	$16,422	$10,477	$6,665	$4,647

Other comprehensive income:
Foreign currency translation adjustments	(191)	125	(394)	172
Accumulated Retirement Liability Adjustment, net of tax of $37 and $13 in 2011 and $38 and $12 in 2010, for the nine and three months ended, respectively.	69	70	24	23
Gain (Loss) on derivatives, net of tax of $24 and $5 in 2011 and $101 and $26 in 2010, for the nine and three months ended, respectively.	45	(188)	9	(49)

Comprehensive income	$16,345	$10,484	$6,304	$4,793

The components of accumulated other comprehensive income (loss) are as follows:

	October 1,	December 31,
(in thousands)	2011	2010
Accumulated foreign currency translation	$1,131	$1,322
Accumulated loss on derivative adjustment	(293)	(338)
Accumulated retirement liability adjustment	(917)	(986)

Accumulated other comprehensive income (loss)	$(79)	$(2)

5) Supplemental Retirement Plan and Related Post Retirement Benefits
The Company has a non-qualified supplemental retirement defined benefit plan for certain executives. The following table sets forth information regarding the net periodic pension cost for the plan.

	Nine months Ended		Three Months Ended
	October 1,	October 2,	October 1,	October 2,
(in thousands)	2011	2010	2011	2010
Service cost	$36	$30	$12	$10
Interest cost	246	246	82	82
Amortization of prior service cost	81	81	27	27
Amortization of net actuarial losses	9	—	3	—

Net periodic cost	$372	$357	$124	$119

Participants in the non-qualified supplemental retirement plan are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The following table sets forth information regarding the net periodic cost recognized for those benefits:

	Nine Months Ended		Three Months Ended
	October 1,	October 2,	October 1,	October 2,
(in thousands)	2011	2010	2011	2010
Service cost	$—	$3	$—	$1
Interest cost	21	39	7	13
Amortization of prior service cost	18	18	6	6
Amortization of net actuarial (gains) losses	(3)	9	(1)	3

Net periodic cost	$36	$69	$12	$23

6) Sales to Major Customers
The Company has a significant concentration of business with two customers.
Sales to Panasonic Avionics Corporation amounted to 36% and 27% of consolidated sales for the nine months ended October 1, 2011 and October 2, 2010 respectively and 39% and 24% of consolidated sales for the three months ended October 1, 2011 and October 2, 2010, respectively. Accounts receivable from this customer amounted to $13.5 million and $6.5 million as of October 1, 2011 and December 31, 2010, respectively.
Sales to the United States Government amounted to 10% and 14% of consolidated sales for the nine months ended October 1, 2011 and October 2, 2010 respectively and 9% and 17% of consolidated sales for the three months ended October 1, 2011 and October 2, 2010, respectively. Accounts receivable from this customer amounted to $3.8 million and $7.0 million as of October 1, 2011 and December 31, 2010, respectively.
7) Product Warranties
In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. The Company determines warranty reserves needed by product line based on experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Nine Months Ended		Three Months Ended
	October 1,	October 2,	October 1,	October 2,
(in thousands)	2011	2010	2011	2010
Balance at beginning of period	$1,699	$3,147	$1,390	$2,703
Warranties issued	1,245	1,481	258	543
Warranties settled	(1,759)	(1,692)	(806)	(923)
Reassessed warranty exposure	87	(1,144)	430	(531)

Balance at end of period	$1,272	$1,792	$1,272	$1,792

8) Segment Information
Below are the sales and operating profit by segment for the nine months and three months ended October 1, 2011 and October 2, 2010 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is the net sales less cost of sales and other operating expenses excluding interest and other expenses and corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment.

	Nine Months Ended		Three Months Ended
	October 1,	October 2,	October 1,	October 2,
(in thousands)	2011	2010	2011	2010
Sales
Aerospace	$155,650	$132,813	$53,509	$46,024
Test Systems	11,357	11,118	2,895	3,882

Total	$167,007	$143,931	$56,404	$49,906

Operating Profit and Margins
Aerospace	$28,223	$22,269	$9,897	$8,778
	18%	17%	19%	19%
Test Systems	(1,360)	(1,371)	(832)	(565)
	(12)%	(12)%	(29)%	(15)%

Total Operating Profit	26,863	20,898	9,065	8,213

Deductions from Operating Profit
Interest Expense	1,461	1,962	390	641
Corporate Expenses and Other	3,565	2,957	1,170	999

Income Before Income Taxes	$21,837	$15,979	$7,505	$6,573

Identifiable Assets

(in thousands)	October 1, 2011	December 31, 2010
Aerospace	$115,943	$96,393
Test Systems	15,533	17,752
Corporate	34,855	36,743

Total Assets	$166,331	$150,888

9) Earnings Per Share
The Company made a one-for-ten distribution of Class B Stock to holders of both Common and Class B Stock. Stockholders received one share of Class B Stock for every ten shares of Common and Class B Stock held on the record date of August 16, 2011. Fractional shares were paid in cash and not significant. All share quantities, share prices and per share data reported throughout this report have been restated to reflect the impact of this distribution.
Basic and diluted weighted-average shares outstanding are as follows:

	Nine Months Ended		Three Months Ended
	October 1,	October 2,	October 1,	October 2,
(in thousands)	2011	2010	2011	2010
Basic earnings per share weighted average shares	12,104	11,885	12,125	11,894
Net effect of dilutive stock options	759	433	801	580

Diluted earnings per share weighted average shares	12,863	12,318	12,926	12,474

10) Income Taxes
The effective tax rate was 24.8% and 34.4% for the nine months and 11.2% and 29.3% for the three months ended October 1, 2011 and October 2, 2010, respectively. The effective tax rate for the 2011 third quarter and 2011 year-to-date was impacted primarily by the reversal of uncertain tax position reserves of approximately $1.3 million relating to the tax years ended 2006 through 2010. Also impacting the tax rate for the 2011 third quarter and 2011 year-to-date was the domestic production deduction amounting to approximately $0.2 million and $0.6 million respectively and the recognition of research & development tax credits for 2011 in the net amount of approximately $0.0 million and $0.2 million for the third quarter and year-to-date respectively.

The effective tax rate for the third quarter of 2010 and the first nine months of 2010 was impacted by higher state and foreign taxes, the domestic production deduction as well as the impact of research & development tax credits in the net amount of $0.3 million and $0.4 million for the nine months and third quarter of 2010, respectively.
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
On November 11, 2010, AE Liquidation Inc. filed an action in the United States Bankruptcy Court for the District of Delaware (AE Liquidation, Inc., et al v. Luminescent Systems Inc., and AE Liquidation, Inc., et al., v Astronics Advanced Electronic Systems Corp.) seeking to recover $1.4 million of alleged preferential payments received from Eclipse Aviation Corporation. The Company disputes the Trustee’s allegations and believes any loss, as a result of future proceedings would not have a material adverse effect on our business. We intend to defend this claim vigorously.
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
In May 2011, the FASB issued ASU No. 2011-04, which updated the guidance in ASC Topic 820, Fair Value Measurement. The amendments in this Update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This Update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011, and early application is not permitted. This guidance will become effective for us in the first quarter of 2012.The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.
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
CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Nine Months Ended		Three Months Ended
	October 1,	October 2,	October 1,	October 2,
(in thousands)	2011	2010	2011	2010

Sales	$167,007	$143,931	$56,404	$49,906
Gross Margin	25.8%	24.4%	25.3%	25.8%
SG&A Expenses as a Percentage of Sales	11.9%	11.9%	11.3%	11.4%
Interest Expense, net of interest income	$1,461	$1,962	$390	$641
Effective Tax Rate	24.8%	34.4%	11.2%	29.3%
Net Earnings	$16,422	$10,477	$6,665	$4,647
A discussion by segment can be found at “Segment Results of Operations and Outlook” in this MD&A.
Consolidated sales for the third quarter of 2011 increased by 13.0% to $56.4 million compared to $49.9 million for the same period last year. Aerospace sales increased by $7.5 million while Test Systems sales decreased $1.0 million. Consolidated sales for the first nine months of 2011 increased by 16.0% to $167.0 million compared to $143.9 million for the same period last year. Aerospace sales increased $22.8 million while Test Systems sales increased slightly by $0.2 million.
Consolidated gross margins were 25.3% in the third quarter of 2011 compared to 25.8% in the third quarter of 2010. A $2.6 million increase of engineering and development costs to $9.5 million was offset by leverage on the increased Aerospace segment sales compared with the 2010 third quarter. Consolidated gross margins improved to 25.8% in the first nine months of 2011 compared with 24.4% in the first nine months of 2010. The improved margins were primarily the result of leverage that was achieved from increased sales volumes in the Aerospace segment, partially offset by increased engineering and development costs.
Selling, general and administrative (“SG&A”) expenses were $6.4 million, or 11.3% of sales in the third quarter of 2011, compared to $5.7 million, or 11.4% of sales in the same period last year. The increase of $0.7 million was due primarily to increased legal costs of $0.3 million incurred during the third quarter of 2011. The 2011 year-to-date SG&A expenses were approximately $19.8 million, or 11.9% of sales, compared to $17.2 million, or 11.9% of sales in the same period last year. The year to date increase of $2.6 million was due primarily to increased legal costs of $1.1 million (see “Notes to Consolidated Condensed Financial Statements” note 11 and part II —Other Information, Item 1. “Legal Proceedings” in this Form 10-Q) as well as increased information technology spending, incurred during the first nine months of 2011 in our aerospace segment.

Interest expense, net of interest income for the third quarter decreased by $0.2 million from $0.6 million to $0.4 million, due primarily to reduced debt levels when compared with the same period last year. Interest expense, net of interest income for the first nine months of 2011 decreased by $0.5 million from $2.0 million to $1.5 million, due to the decreases discussed previously.
The effective tax rate was 24.8% and 34.4% for the nine months and 11.2% and 29.3% for the three months ended October 1, 2011 and October 2, 2010, respectively. The effective tax rate for the 2011 third quarter and 2011 year-to-date was impacted primarily by the reversal of uncertain tax position reserves of approximately $1.3 million relating to the tax years ended 2006 through 2010. Also impacting the tax rate for the 2011 third quarter and 2011 year-to-date was the domestic production deduction amounting to approximately $0.2 million and $0.6 million respectively and the recognition of research & development tax credits for 2011 in the net amount of approximately $0.0 million and $0.2 million for the third quarter and year-to-date respectively.
The effective tax rate for the third quarter of 2010 and the first nine months of 2010 was impacted by higher state and foreign taxes, the domestic production deduction as well as the impact of research & development tax credits in the net amount of $0.3 million and $0.4 million for the nine months and third quarter of 2010, respectively.
Net income for the first nine months of 2011 was $16.4 million or $1.28 per diluted share, an increase of $5.9 million from $10.5 million, or $0.85 per diluted for the first nine months of 2010. Net income for the third quarter of 2011 was $6.7 million or $0.52 per diluted share, an increase of $2.1 million from $4.6 million, or $0.37 per diluted share in the third quarter of 2010. The earnings per share increase for both the first nine months and the third quarter of 2011 compared to the first nine months and the third quarter of 2010 is due to the increase in net income.
The Company made a one-for-ten distribution of Class B Stock to all holders of record on August 16, 2011 of both its Common and Class B Stock. Stockholders received one share of Class B Stock for every ten shares of Common and one share of Class B Stock for every 10 shares of Class B Stock held on the record date. Fractional shares were paid in cash and were not significant. All share quantities, share prices and per share data reported throughout this report have been restated to reflect the impact of this distribution.

SEGMENT RESULTS OF OPERATIONS AND OUTLOOK
Operating profit, as presented below is sales less cost of sales and other operating expenses, excluding interest expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment. Operating profit is reconciled to earnings before income taxes in Note 8 of the Notes to Consolidated Condensed Financial Statements included in this report.
AEROSPACE

	Nine Months Ended		Three Months Ended
	October 1,	October 2,	October 1,	October 2,
(in thousands)	2011	2010	2011	2010

Sales	$155,650	$132,813	$53,509	$46,024
Operating profit	$28,223	$22,269	$9,897	$8,778
Operating Margin	18.1%	16.8%	18.5%	19.1%

	October 1,	Dec 31,
	2011	2010
Total Assets	$115,943	$96,393
Backlog	$101,352	$91,573
Aerospace Sales by Market

	Nine Months Ended		Three Months Ended
	October 1,	October 2,	October 1,	October 2,
(in thousands)	2011	2010	2011	2010
Commercial Transport	$102,456	$80,963	$35,259	$28,627
Military	25,916	25,267	8,737	7,349
Business Jet	20,425	17,257	6,363	5,285
FAA/Airport	6,853	9,326	3,150	4,763

	$155,650	$132,813	$53,509	$46,024

Aerospace Sales by Product Line

	Nine Months Ended		Three Months Ended
	October 1,	October 2,	October 1,	October 2,
(in thousands)	2011	2010	2011	2010

Cabin Electronics	$81,352	$63,491	$28,403	$22,908
Aircraft Lighting	52,657	48,720	16,936	15,400
Airframe Power	14,788	11,276	5,020	2,953
Airfield Lighting	6,853	9,326	3,150	4,763

	$155,650	$132,813	$53,509	$46,024

In the third quarter sales to the Commercial Transport market increased as a result of increased volume, which was due primarily to the increased sales of Cabin Electronics in-seat power systems, as well as increased volume of our Aircraft Lighting products. Military sales increased during the quarter due primarily to a higher volume of Airframe Power sales relating to the Tactical Tomahawk missile power control unit. Sales to the Business Jet market were higher due to increased volume from both our Aircraft Lighting and Airframe Power product lines. The sales decrease to the FAA/Airport market was down due to lower volume.
During the first nine months of 2011, sales to the Commercial Transport market increased as a result of increased volume, which was due primarily to the increased sales of Cabin Electronics in-seat power systems, as well as increased volume of our Aircraft Lighting products. Military sales were up slightly the first nine months of the year due primarily to increased volume of Airframe power product sales relating to increased delivery of Tactical Tomahawk missile power control units, offset somewhat by a lower volume of Aircraft Lighting sales. Sales to the Business Jet market were higher due primarily to increased volume from our Airframe Power product line. The sales decrease to the FAA/Airport market was due to lower volume.
Aerospace operating profit for the third quarter of 2011 was $9.9 million, or 18.5% of sales, compared with $8.8 million, or 19.1% of sales, in the same period last year. The slight margin decrease was due to the leverage from the sales increase offset by engineering and development costs and the higher SG&A costs as discussed previously in the “Consolidated Results of Operations” section of this MD&A.

Aerospace operating profit for the first nine months of 2011 was $28.2 million, or 18.1% of sales, compared with $22.3 million, or 16.8% of sales, in the same period last year. Margin improvement was due to the leverage provided on the increased sales volume offset somewhat by increased engineering and development costs and higher SG&A costs discussed previously in the “Consolidated Results of Operations” section of this MD&A.
2011 Outlook for Aerospace — Our sales forecast for 2011 for our Aerospace segment is in the range of $208 million to $210 million. The Aerospace segment’s backlog at the end of the third quarter of 2011 was $101.4 million with approximately $52.4 million expected to be shipped over the remaining part of 2011.
TEST SYSTEMS

	Nine Months Ended		Three Months Ended
	October 1,	October 2,	October 1,	October 2,
(in thousands)	2011	2010	2011	2010

Sales	$11,357	$11,118	$2,895	$3,882
Operating profit (loss)	$(1,360)	$(1,371)	$(832)	$(565)
Operating Margin	(12.0)%	(12.3)%	(28.7)%	(14.6)%

	October 1,	Dec 31,
	2011	2010
Total Assets	$15,533	$17,752
Backlog	$8,835	$8,216
All sales in the Test Systems Segment are to the Military Market. Sales in the 2011 third quarter were $2.9 million, a decrease of $1.0 million compared to $3.9 million for the same period in 2010. Sales in the first nine months of 2011 were $11.4 million, an increase of $0.3 million compared to $11.1 million for the same period in 2010.
Test Systems operating loss for the third quarter of 2011 was $0.8 million, or (28.7)% of sales, compared with an operating loss of $0.6 million or (14.6) % of sales, in the same period last year. The greater operating loss incurred in the 2011 third quarter is due to lower sales volume. The third quarter 2011 operating loss includes a reduction in our estimated warranty liability of approximately $0.1 million compared to the third quarter 2010 operating loss, which includes a reduction in our estimated warranty liability of approximately $0.5 million.
The Test Systems segment operating loss for the first nine months of 2011 was $1.4 million, or (12.0)% of sales, compared with an operating loss of $1.4 million or (12.3)% of sales, in the same period last year. This is due primarily to low sales volume. The year to date 2011 operating loss includes a reduction in our estimated warranty liability of approximately $0.5 million compared to the year to date 2010 operating loss, a reduction in our estimated warranty liability of approximately $1.1 million.
2011 Outlook for Test Systems — Our sales forecast for 2011 for our Test Systems segment is in the range of $14 million to $15 million. The Test Systems segment’s backlog at the end of the third quarter of 2011 was $8.8 million with approximately $3.5 million expected to be shipped over the remaining part of 2011. New orders received during the quarter for the Test Systems segment totaled $2.8 million.
LIQUIDITY
Cash provided by operating activities totaled $12.9 million during the first nine months of 2011, as compared with $14.6 million of cash provided by operations during the first nine months of 2010. The change was due primarily to higher net income being offset by a net increased investment in our working capital components.
Cash used in investing activities was $12.9 million in the first nine months of 2011, an increase in use of $10.1 million when compared to $2.8 million used in the first nine months of 2010. This increase was due to the purchases of real estate in Kirkland, Washington and Ft. Lauderdale, Florida.
In Kirkland, we anticipate completing the build-out of the partially completed facility through 2012 and to move into the facility in early 2013. We expect to spend an additional $7 million to $8 million over the next 12 to 15 months to build-out and occupy the newly acquired facility. This new facility will replace the facility in Redmond that we are currently leasing.

In July 2011, we purchased the facility that we have been leasing in Fort Lauderdale.
The Company expects capital spending in 2011 to be approximately $14 million to $15 million. Management believes that the Company’s cash flow from operations and revolving credit facility will be sufficient to provide funding for future capital requirements.
In the first nine months of 2011 cash used for financing activities totaled $2.1 million compared to cash used by financing activities of $4.7 million in the first nine months of 2010. The change was due primarily to lower scheduled principal payments on long term debt and the proceeds received from the exercise of stock options.
The Company extended and modified its existing credit facility by entering into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), dated as of August 31, 2011, with HSBC Bank USA, National Association, Bank of America, N.A. and Manufacturers and Traders Trust Company. The Credit Agreement provides for the continuation of the Company’s revolving credit line in the amount of $35 million for an additional five years through August 31, 2016 and for the continuation of the Company’s existing $18 million term loan maturing January 30, 2014, with interest on both loans at a rate of LIBOR plus between 1.50% and 2.50% based on the Company’s Leverage Ratio.
The revolving credit facility provides for borrowing up to $35.0 million less outstanding letters of credit. For working capital requirements, the Company had available on its credit facility $23.2 million. The credit facility allocates up to $20 million of the revolving credit line for the issuance of letters of credit, including certain existing letters of credit totaling approximately $11.8 million at October 1, 2011. In addition, the Company is required to pay a commitment fee quarterly at a rate of between 0.25% and 0.35% per annum on the unused portion of the total revolving credit commitment, also based on the Company’s Leverage Ratio.
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
In the event of voluntary or involuntary bankruptcy of the Company or any subsidiary, all unpaid principal and other amounts owing under the Credit Agreement automatically become due and payable. Other events of default, such as failure to make payments as they become due and breach of financial and other covenants, give the Agent the option to declare all such amounts immediately due and payable.
At October 1, 2011, we were in compliance with all of the covenants pursuant to the credit facility.
BACKLOG
The Company’s backlog at October 1, 2011 was $110.2 million compared with $99.8 million at December 31, 2010 and $110.0 million at October 2, 2010.
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
a)
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 1, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 1, 2011.

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
The Company has a significant concentration of business with two customers, Panasonic Avionics Corporation and the US Government, where a significant reduction in sales would negatively impact our sales and earnings. We provide Panasonic with cabin electronics products which, in total were approximately 36% and 39% of revenue during the first nine months and third quarter of 2011, respectively. We provide the US Government with military products which, in total were approximately 10% and 9% of revenue during the first nine months and the third quarter of 2011, respectively.

Item 2.	Unregistered sales of equity securities and use of proceeds
(c) The following table summarizes the Company’s purchases of its common stock for the quarter ended October 1, 2011:

			(c) Total number of	(d) Maximum
	(a) Total		shares Purchased as	Number of Shares
	number of	(b) Average	part of Publicly	that May Yet Be
	shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs
July 3, — July 30, 2011	—	—	—	—
July 31 — August 27, 2011	—	—	—	—
August 28 — October 1, 2011	—	—	—	—
Total	—	—	—	—

Item 3.	Defaults Upon Senior Securities
None.

Item 5.	Other Information
None.

Item 6	Exhibits

Exhibit 31.1	Section 302 Certification — Chief Executive Officer
Exhibit 31.2	Section 302 Certification — Chief Financial Officer
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.1*	Instance Document
Exhibit 101.2*	Schema Document
Exhibit 101.3*	Calculation Linkbase Document
Exhibit 101.4*	Labels Linkbase Document
Exhibit 101.5*	Presentation Linkbase Document
Exhibit 101.6*	Definition Linkbase Document

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRONICS CORPORATION (Registrant)
Date: November 8, 2011	By:	/s/ David C. Burney
David C. Burney
Vice President-Finance and Treasurer (Principal Financial Officer)