Form 10-K
period 2011-12-31
ASTRONICS CORP
filed 2012-03-07
CIK 8063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, an “accelerated filer”, a “non-accelerated filer” and a “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No  ☒

As of February 17, 2012, 12,357,943 shares were outstanding, consisting of 9,571,089 shares of Common Stock $.01 Par Value and 2,786,854 shares of Class B Stock $.01 Par Value. The aggregate market value, as of the last business day of the Company’s most recently completed second fiscal quarter, of the shares of Common Stock and Class B Stock of Astronics Corporation held by non-affiliates was approximately $220,175,000 (assuming conversion of all of the outstanding Class B Stock into Common Stock and assuming the affiliates of the Registrant to be its directors, executive officers and persons known to the Registrant to beneficially own more than 10% of the outstanding capital stock of the Corporation).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders to be held May 2, 2012 are incorporated by reference into Part III of this Report.

ASTRONICS CORPORATION

Index to Annual Report

on Form 10-K

Year Ended December 31, 2011

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

Astronics is a leading supplier of products to the aerospace and defense industries. Our products include advanced, high-performance lighting systems, electrical power generation systems, aircraft safety systems, electrical power distribution systems and avionics databus products for the global aerospace industry as well as test, training and simulation systems primarily for the military.

We have seven primary locations, six in the United States and one in Canada. We design and build our products through our wholly owned subsidiaries Astronics Advanced Electronic Systems Corp., Ballard Technology, Inc., DME Corporation, Luminescent Systems, Inc. and Luminescent Systems Canada, Inc. We have two reportable segments, Aerospace and Test Systems.

Products and Customers

Our Aerospace segment designs and manufactures products for the global aerospace industry. Product lines include Aircraft Lighting, Cabin Electronics, Airframe Power, Avionics Databus Products and Airfield Lighting. Our Aerospace customers are the airframe manufacturers (OEM’s) that build aircraft for the commercial, military and general aviation markets, suppliers to those OEM’s, aircraft operators such as airlines and branches of the U.S. Department of Defense as well as the Federal Aviation Administration and airport operators. During 2011, this segment’s sales were divided 67% to the commercial transport market, 17% to the military aircraft market, 12% to the business jet market and 4% to the FAA/airport market. Most of this segment’s sales are a result of contracts or purchase orders received from customers, placed on a day-to-day basis or for single year procurements rather than long-term multi-year contract commitments. On occasion the Company does receive contractual commitments or blanket purchase orders from our customers covering multiple year deliveries of hardware to our customers.

Our Test Systems segment designs, develops, manufactures and maintains communications and weapons test systems and training and simulation devices for military applications. In the Test Systems Segment, Astronics’ products are sold primarily to the U.S. military, foreign militaries and manufacturers of military communication systems. During 2011, this segment’s sales were all to the military markets. This segment’s revenue is a result of long-term, primarily fixed price contracts and is recognized using the percentage of completion method of accounting, measured by multiplying the estimated total contract value by the ratio of actual contract costs incurred to date to the estimated total contract costs. We make significant estimates involving usage of percentage-of-completion accounting to recognize contract revenues. We periodically review contracts in process for estimates-to-completion, and revise estimated gross profit accordingly. While we believe our estimated gross profit on contracts in process is reasonable, unforeseen events and changes in circumstances can take place in a subsequent accounting period that may cause us to revise our estimated gross profit on one or more of our contracts in process. Accordingly, the ultimate gross profit realized upon completion of such contracts can vary significantly from estimated amounts between accounting periods.

Sales by Segment, Geographic Region, Major Customer and Canadian Operations are provided in Note 18 of Item 8, Financial Statements and Supplementary Data in this report.

We have a significant concentration of business with two major customers, Panasonic Avionics Corporation and to various Department of Defense branches of the U.S. Government. Sales to Panasonic Avionics accounted for 35.7% of sales in 2011, 26.5% of sales in 2010 and 19.4% of sales in 2009. Accounts receivable from this customer at December 31, 2011 and 2010 were $9.9 million and $6.5 million, respectively. Sales to the U.S. Government accounted for 9.0% of sales in 2011, 15.0% of sales in 2010 and 19.5% of sales in 2009. Accounts receivable from this customer at December 31, 2011 and 2010 were $3.8 million and $7.0 million, respectively.

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

Seasonality

Our business is typically not seasonal.

Backlog

At December 31, 2011, our backlog was approximately $106.3 million. At December 31, 2010, our backlog was approximately $99.8 million. Backlog in the Aerospace segment was approximately $97.9 million and $91.6 million at December 31, 2011 and 2010, respectively. Approximately $84.1 million for the December 31, 2011 backlog is expected to be realized in 2012. Backlog in the Test Systems segment was approximately $8.4 million at December 31, 2011 of which approximately $8.1 million is expected to be realized in 2012.

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

Research, Development and Engineering Activities

We are engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of our existing technologies. These costs are expensed when incurred and included in cost of sales. Research and development and engineering costs amounted to approximately $36.1 million in 2011, $28.3 million in 2010 and $27.0 million in 2009.

Employees

We employed 1,081 employees as of December 31, 2011. We consider our relations with our employees to be good. None of our employees are subject to collective bargaining agreements.

Stock Distribution

On August 2, 2011, we announced a one-for-ten distribution of Class B Stock to holders of both Common and Class B Stock. On or about August 30, 2011, stockholders received one share of Class B Stock for every ten shares of Common and Class B Stock held on the record date of August 16, 2011. All share quantities, share prices and per share data reported throughout this report have been adjusted to reflect the impact of this distribution.

Available information

We file our financial information and other materials as electronically required by the SEC with the SEC. These materials can be accessed electronically via the Internet at www.sec.gov. Such materials and other information about the Company are also available through our website at www.astronics.com.

ITEM 1A.	RISK FACTORS

The loss of Panasonic Avionics Corporation or the U. S. Government as major customers or a significant reduction in sales to either or both of those two customers would reduce our sales and earnings. In 2011 we had a concentration of sales to Panasonic representing approximately 35.7% of our sales and to the U.S. Government representing approximately 9.0% of our sales. The loss of one or both of these customers or a significant reduction in sales to them would significantly reduce our sales and earnings.

The amount of debt we have outstanding, as well as any debt we may incur in the future, could have an adverse effect on our operational and financial flexibility. As of December 31, 2011, we had $33.3 million of debt outstanding, of which $28.0 million is long-term debt. Changes to our level of debt subsequent to December 31, 2011 could have significant consequences to our business, including the following:

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

We are subject to debt covenant restrictions. Our credit facility contains several financial and other restrictive covenants. A significant decline in our operating income could cause us to violate our maximum leverage ratio or fixed charge ratio. A covenant violation would require a waiver by the lenders or an alternative financing arrangement be achieved. This could result in our being unable to borrow under our bank credit facility or being obliged to refinance and renegotiate the terms of our bank indebtedness. Historically both choices have been available to us however it is difficult to predict the availability of these options in the future.

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

A write-off of all or part of our goodwill or other intangible assets could adversely affect our operating results, net worth and cause us to violate covenants in our bank credit facility. At December 31, 2011, goodwill and purchased intangible assets were approximately 9.8% and approximately 8.0% of our total assets respectively. Our goodwill and other intangible assets may increase in the future since our strategy includes growing through acquisitions. We may have to write off all or part of our goodwill or purchased intangible assets if their value becomes impaired. Although this write-off would be a non-cash charge, it could reduce our earnings and net worth significantly.

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

Our results of operations are affected by our fixed-price contracts, which could subject us to losses in the event that we have cost overruns. For the year ended December 31, 2011, fixed-price contracts represented almost all of the Company’s sales. On fixed-price contracts, we agree to perform the scope of work specified in the contract for a predetermined price. Depending on the fixed price negotiated, these contacts may provide us with an opportunity to achieve higher profits based on the relationship between our costs and the contract’s fixed price. However, we bear the risk that increased or unexpected costs may reduce our profit.

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

We are subject to financing and interest rate exposure risks that could adversely affect our business, liquidity and operating results. Changes in the availability, terms and cost of capital, increases in interest rates or a reduction in credit rating could cause our cost of doing business to increase and place us at a competitive disadvantage. At December 31, 2011, approximately 49% of our debt was at fixed interest rates with the remaining percentage subject to variable interest rates.

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

Our stock price is volatile. For the year ended December 31, 2011, our stock price ranged from a low of $17.91 to a high of $37.84. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

We currently are involved or may become involved in the future, in legal proceedings that, if adversely adjudicated or settled, could materially impact our financial condition. As an aerospace company, we may become a party to litigation in the ordinary course of our business, including, among others, matters alleging product liability, warranty claims, breach of commercial or government contract or other legal actions. In general, litigation claims can be expensive and time consuming to bring or defend against and could result in settlements or damages that could significantly impact results of operations and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

On December 31, 2011, we occupied 580,000 square feet of space in the United States and Canada, distributed as follows:

	Owned	Leased	Total
Aerospace
East Aurora, NY	125,000	—	125,000
Redmond, WA	—	100,000	100,000
Kirkland, WA	92,000		92,000
Everett, WA	—	16,000	16,000
Lebanon, NH	80,000	—	80,000
Ft. Lauderdale, FL	96,000	—	96,000
Montreal, Quebec, Canada	—	20,000	20,000

Aerospace Square Feet	393,000	136,000	529,000

Test Systems
Orlando, FL	—	51,000	51,000

Test Systems Square Feet	—	51,000	51,000

Total Square Feet	393,000	187,000	580,000

Our corporate headquarters is located in East Aurora, New York. The lease in Montreal expires in December, 2012. The lease for the Redmond facility expires in March, 2013. We plan on relocating this operation to the Kirkland facility in late 2012. The lease for the Everett facility expires in September 2012. The lease for the Orlando facility expires in February, 2015 with one renewal option for seven years. Upon the expiration of our current leases, we believe that we will be able to either secure renewal terms or enter into leases for alternative locations at market terms. We believe that our properties have been adequately maintained and are generally in good condition.

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

We are a defendant in an action filed in the Regional State Court of Mannheim, Germany (Lufthansa Technik AG v. Astronics Advanced Electronics Systems Corp.) relating to an allegation of patent infringement. The damages sought include injunctive relief, as well as monetary damages. We dispute the allegation and intend to vigorously defend ourselves in this action. We have filed a nullity action with the Federal Patent Court in Munich Germany, requesting the court to revoke the German part of the European patent that is subject to the claim. In November 2011, the regional state court of Manheim Germany, issued an interim decision to the effect that the infringement litigation proceedings be stayed until the Federal Patent Court decides on the concurrent nullity action. At this time we are unable to provide a reasonable estimate of our potential liability or the potential amount of loss related to this action, if any. If the outcome of this litigation is adverse to us, our results and financial condition could be materially affected.

Other than this proceeding, we are not party to any significant pending legal proceedings that management believes will result in material adverse effect on our financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the range of prices for the Company’s Common Stock, traded on the NASDAQ National Market System, for each quarterly period during the last two years. The approximate number of shareholders of record as of February 17, 2012, was 820 for Common Stock and 1,167 for Class B Stock.

2011	High	Low
First	$23.12	$17.91
Second	28.86	19.26
Third	30.83	23.97
Fourth	37.84	27.89

2010	High	Low
First	$9.14	$6.75
Second	16.27	9.35
Third	16.37	12.33
Fourth	20.95	15.92

The Company has not paid any cash dividends in the three-year period ended December 31, 2011. The Company has no plans to pay cash dividends as it plans to retain all cash from operations as a source of capital to finance growth in the business.

On August 2, 2011, we announced a one-for-ten distribution of Class B Stock to holders of both Common and Class B Stock. On or about August 30, 2011, stockholders received one share of Class B Stock for every ten shares of Common and Class B Stock held on the record date of August 16, 2011. All share quantities, share prices and per share data reported throughout this report have been adjusted to reflect the impact of this distribution.

With respect to information regarding our securities authorized for issuance under equity incentive plans, the information contained in the section entitled “Equity Compensation Plan Information” of our definitive Proxy Statement for the 2012 Annual Meeting of Shareholders is incorporated herein by reference.

We did not repurchase any shares of our common stock in 2011. On January 30, 2009, 550,000 shares of the Company’s common stock held as treasury shares were issued as part of the consideration paid for the acquisition of DME.

The following graph charts the annual percentage change in return on the Company’s common stock compared to the S&P 500 Index — Total Return and the NASDAQ US and Foreign Securities:

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

December 2011

		2006	2007	2008	2009	2010	2011
ASTRONICS CORPORATION	Return %		148.10	-72.17	-3.93	145.64	70.51
	Cum $	100.00	248.10	69.05	66.33	162.94	277.83

S&P 500 Index – Total Returns	Return %		5.50	-36.99	26.45	15.06	2.11
	Cum $	100.00	105.50	66.47	84.05	96.71	98.75

NASDAQ US and Foreign Securities Index	Return %		10.54	-40.04	45.33	18.29	-0.84
	Cum $	100.00	110.54	66.28	96.33	113.94	112.98

ITEM 6.	SELECTED FINANCIAL DATA

Five-Year Performance Highlights

	2011(4)	2010	2009(3)		2008	2007
(Amounts in thousands, except for employee and per share data)
PERFORMANCE:
Sales	$228,163	$195,754	$191,201		$173,722	$158,240
Impairment Loss (2)	$(2,500)	$—	$(19,381)		$—	$—
Net Income (Loss)	$21,591	$14,948	$(3,802)		$8,361	$15,391
Net Margin	9.5%	7.6%	(2.0	) %	4.8%	9.7%
Diluted Earnings (Loss) per Share (1)	$1.67	$1.20	$(0.32)		$0.72	$1.31
Weighted Average Shares Outstanding – Diluted (1)	12,911	11,284	10,733		10,650	10,711
Return on Average Assets	13.3%	10.3%	(3.1)%		8.0%	16.5%
Return on Average Equity	24.0%	21.8%	(6.4)%		15.6%	38.2%

YEAR-END FINANCIAL POSITION:
Working Capital	$58,833	$65,855	$52,857		$43,360	$32,100
Total Assets	$174,905	$150,888	$138,714		$104,674	$104,121
Indebtedness	$33,263	$38,578	$44,776		$14,446	$22,935
Shareholders’ Equity	$102,863	$77,215	$60,113		$58,255	$49,232
Book Value Per Share (1)	$8.33	$6.41	$5.07		$5.16	$4.39

OTHER YEAR-END DATA:
Depreciation and Amortization	$4,943	$4,881	$7,342		$4,142	$3,440
Capital Expenditures	$14,281	$3,568	$2,466		$4,325	$9,592
Shares Outstanding (1)	12,347	12,042	11,852		11,292	11,204
Number of Employees	1,081	1,010	1,035		989	967

(1)	- Diluted Earnings (Loss) Per-Share, Weighted Average Shares Outstanding-Diluted, Book Value Per-Share and Shares Outstanding have been adjusted for the impact of the August 16, 2011 one-for-ten Class B stock distribution.
(2)	- The Company recorded a $2.4 million goodwill impairment charge and a $0.1 million impairment charge to purchased intangible assets during the fourth quarter of 2011. The Company recorded a $14.2 million goodwill impairment charge and a $5.2 million impairment charge to purchased intangible assets during the fourth quarter of 2009. Refer to “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” and Notes 4 and 5 of our consolidated financial statements for additional information on Intangible Assets and Goodwill.
(3)	- Information includes the results of DME, acquired on January 30, 2009.
(4)	- Information includes the results of Ballard, acquired on November 30, 2011.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Astronics Corporation, through its subsidiaries Astronics Advanced Electronic Systems Corp., Luminescent Systems Inc., Luminescent Systems Canada Inc., DME Corporation and Ballard Technology, Inc. designs and manufactures electrical power generation systems, electrical power control and distribution systems, lighting systems and components, aircraft safety products, avionics databus solutions and test, training and simulation systems.

Our strategy is to invest significantly in engineering, research and development to develop and maintain positions of technical leadership. We expect to leverage those positions to increase our ship set content and grow the amount of content and volume of product we sell and to selectively acquire businesses with similar technical capabilities that could benefit from our leadership position and strategic direction.

The Company operates in two reportable segments, Aerospace and Test Systems. Our Aerospace segment has six principal operating facilities located in New York State, two in Washington State, New Hampshire, Florida and Quebec, Canada. Our Test Systems segment has one facility located in Florida.

Our Aerospace segment serves four primary markets. They are the military, commercial transport, business jet and FAA/airport markets. We serve one primary market in the Test Systems segment, which is the military.

Sales to the commercial transport market totaled approximately 62.8% of our total revenue in 2011. Our cabin electronics products which provide in-seat power for airline passengers as well as power for in-flight entertainment systems (IFE) found on commercial airlines around the world accounted for the majority of our sales to this market. Since 2005 our sales to the commercial transport markets increased from approximately $31.2 million to approximately $143.3 million in 2011. In addition to supplying cabin electronics products to this market we also supply lighting products used in the cabin and cockpit of commercial airlines. Maintaining and growing our sales to the commercial transport market will depend on airlines capital spending budgets for cabin up-grades as well as the purchase of new aircraft such as the Boeing 787, Airbus A380 and Airbus A350. This spending by the airlines is impacted by their profits, cash flow and available financing as well as competitive pressures between the airlines to improve the travel experience for their passengers. We expect that these new aircraft, once in production will be equipped with more IFE and in-seat power than previous generation aircraft. Additionally, our ability to maintain and grow sales to this market depends on our ability to maintain our technological advantages over our competitors and maintain our relationships with major in-flight entertainment suppliers and global airlines.

Sales to the military aerospace market include our aircraft lighting, airframe power and avionics databus products. In 2011, Aerospace military sales represented approximately 15.5% of consolidated sales. The military market is dependent on governmental funding which can change from year to year. Risks are that overall spending may be reduced in the future, specific programs may be eliminated or that we fail to win new business through the competitive bid process. Astronics does not have significant reliance on any one program such that cancellation of a particular program will cause material financial loss. We believe that we will continue to have opportunities similar to past years regarding this market.

Sales to the business jet market are primarily aircraft lighting and airframe power products. Sales to the business jet market accounted for approximately 11.4% of our consolidated sales in 2011. Sales to the business jet market are driven by our ship set content on new aircraft and build rates of new aircraft. Business jet OEM build rates continue to be significantly impacted by slow global wealth creation and corporate profitability which have been negatively affected during the past several years by the slow recovery from the global recession. Our sales to the business jet market will continue to be challenged in the upcoming year as business jet aircraft production rates are not expected to increase during 2012 as the global economy continues to struggle. Additionally, there continues to be a large supply of high quality used aircraft in the market competing with new aircraft for customers. Despite the current market conditions, we continue to see opportunities on new aircraft currently in the design phase to employ our power and lighting technology in the business jet market. There is risk involved in the development of any new aircraft including the risk that the aircraft will not ultimately be produced or that it will be produced in lower quantities than originally expected and thus impacting our return on our engineering and development efforts.

Sales to the FAA/airport market account for approximately 4.0% of our consolidated sales in 2011 and were comprised of sales of airfield lighting products including navigational lighting aids, providing design-build lighting solutions to simplify lighting installation projects and provide seamless airfield upgrades for airports. Future FAA/airport market sales are dependent on funding availability for airport upgrades and successfully competing for those opportunities.

Our Test Systems segment accounted for 6.3% of our consolidated sales in 2011, all to the military market.

Important factors affecting our growth and profitability are the rate at which new aircraft are produced, government funding of military programs, our ability to have our products designed into the plans for new aircraft and the rates at which aircraft owners, including commercial airlines, refurbish or install upgrades to their aircraft. New aircraft build rates and aircraft owners spending on upgrades and refurbishments is cyclical and dependant on the strength of the global economy. Once designed into a new aircraft, the spare parts business is frequently retained by the Company.

Each of the markets that we serve presents opportunities that we expect will provide growth for the Company over the long-term. We continue to look for opportunities in all of our markets to capitalize on our core competencies to expand our existing business and to grow through strategic acquisitions.

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

ACQUISITIONS

On November 30, 2011 we acquired 100% of the stock of Ballard Technology, Inc. (“Ballard”) a manufacturer of avionics databus products. Ballard is included in our aerospace reporting segment. The addition of Ballard diversifies the products and technologies that Astronics offers. We purchased the outstanding stock of Ballard for approximately $23.9 million in cash plus contingent purchase consideration up to a maximum of $5.5 million subject to meeting certain revenue growth targets over the next five years. The additional purchase consideration was recorded at its estimated fair value of approximately $0.7 million at the date of acquisition based upon the Company’s assessment of the probability of Ballard achieving the revenue growth targets. Acquisition purchase price allocation and pro forma information is provided in Note 19 of Item 8, Financial Statements and Supplementary Data in this report.

On January 30, 2009, the Company acquired 100% of the common stock of DME Corporation (DME) for approximately $50.0 million. DME is a designer and manufacturer of military test training and simulation equipment, airfield lighting and aviation safety products.

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

In our Test Systems segment, revenue is recognized primarily from its long-term, fixed-price contracts using the percentage-of-completion method of accounting, measured by multiplying the estimated total contract value by the ratio of actual contract costs incurred to date to the estimated total contract costs. Substantially all long-term contracts are with U.S. government agencies and contractors thereto. The Company makes significant estimates involving its usage of percentage-of-completion accounting to recognize contract revenues. At least each quarter we review contracts in process for estimates-to-completion, and revise estimated gross profit accordingly. While we believe the estimated gross profit on contracts in process is reasonable, unforeseen events and changes in circumstances can take place in a subsequent accounting period that may cause us to revise our estimated gross profit on one or more of the contracts in process. Accordingly, the ultimate gross profit realized upon completion of such contracts can vary significantly from estimated amounts between accounting periods.

Accounts Receivable and Allowance for Doubtful Accounts

We record a valuation allowance to account for potentially uncollectible accounts receivable. The allowance is determined based on Management’s knowledge of the business, specific customers, review of receivable aging and a specific identification of accounts where collection is at risk. At December 31, 2011, the allowance for doubtful accounts for accounts receivable was $0.6 million, or 1.8% of gross accounts receivable. At December 31, 2010, the allowance for doubtful accounts for accounts receivable was $0.3 million, or 0.9% of gross accounts receivable.

Inventory Valuation

We record valuation reserves to provide for excess, slow moving or obsolete inventory or to reduce inventory to the lower of cost or market value. In determining the appropriate reserve, Management considers the age of inventory on hand, the overall inventory levels in relation to forecasted demands as well as reserving for specifically identified inventory that we believe is no longer salable. At December 31, 2011, our reserve for inventory valuation was $10.6 million, or 20.9% of gross inventory. At December 31, 2010, our reserve for inventory valuation was $11.2 million, or 22.4% of gross inventory.

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

As of December 31, 2011 we had net deferred tax assets of $10.2 million, net of a $1.9 million valuation allowance. As of December 31, 2010, we had net deferred tax assets of $10.4 million, net of a $0.9 million valuation allowance. These assets principally relate to goodwill and intangible assets, employee benefit liabilities, asset reserves, depreciation and state and foreign general business tax credit carry-forwards.

Due to the uncertainty as to the Company’s ability to generate sufficient certain state taxable income in the future and utilize certain of the Company’s state net operating loss carry-forwards before they expire, the Company has recorded a valuation allowance accordingly. These certain state net operating loss carryforwards expire at various dates from 2015 through 2031. The excess tax benefits associated with stock option exercises are recorded directly to stockholders’ equity only when realized. As a result, the excess tax benefits included in certain state net operating loss carryforwards but not reflected in deferred tax assets was approximately $3.3 million.

Impairment of long-lived assets

Goodwill Impairment Testing

Our goodwill is the result of the excess of purchase price over net assets acquired from acquisitions. As of December 31, 2011, we had approximately $17.2 million of goodwill. As of December 31, 2010, we had approximately $7.6 million of goodwill. The change in goodwill is due primarily to the acquisition of Ballard on November 30, 2011, increasing goodwill by $12.0 million, offset somewhat by a write-down in 2011 of $2.4 million relating to the Test Systems segment.

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

We test goodwill at the reporting unit level, which is one level below our operating segments. We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and/or services, similar long-term financial results, product processes, classes of customers, etc.). We currently have five reporting units; four within the Aerospace segment and the fifth being in the Test Systems segment. Three of the five reporting units carry goodwill at December 31, 2011.

The goodwill impairment test consists of comparing the fair value of a reporting unit, determined using an income approach based on discounted cash flow analyses, with the reporting unit’s carrying amount including goodwill. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, the implied fair value of goodwill is compared to the carrying amount of goodwill. An impairment loss would be recognized for the amount by which the carrying amount of goodwill exceeds the implied fair value of goodwill. Testing goodwill for impairment requires us to estimate fair values of reporting units using significant estimates and judgmental factors. The key estimates and factors used in our discounted cash flow analysis include revenue growth rates and profit margins based on internal forecasts, terminal value, and the weighted-average cost of capital used to discount future cash flows. We also consider any additional risk of each individual reporting unit achieving its forecasts, and adjust the weighted-average cost of capital applied when determining each reporting unit’s estimated fair value for these risks. We also compare the computed fair value to our market capitalization.

Future changes in these estimates and assumptions could materially affect the results of our goodwill impairment tests. All of the reporting units in the Aerospace Segment that had goodwill noted fair values well in excess of the carrying value. If the projected long-term revenue growth rates, profit margins, or terminal rates are considerably lower, and/or the estimated weighted-average cost of capital is considerably higher, future testing may indicate impairment of one or more of the Company’s reporting units and, as a result, the related goodwill could possibly be impaired.

During fiscal 2011, based on the evaluation, we determined that Test Systems segment’s reporting unit fair value was less than its carrying value, due to decreases in projected future revenues and cash flows, combined with a higher weighted average cost of capital due to an increased uncertainty regarding our ability to forecast future revenue and cash flows for this reporting unit caused by lack of new orders late in the year and exacerbated by the cancellation of a large multi-year program in the fourth quarter. Therefore, we initiated step two of the goodwill impairment test which involves calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to its assets and liabilities other than goodwill and comparing it to the carrying amount of goodwill. As a result of this evaluation we reduced the carrying value of goodwill for the Test Systems reporting unit to zero resulting in a $2.4 million impairment charge in the fourth quarter of 2011. The compound annual growth rate for revenue during the first five years of our projections ranged between negative 15.2% and positive 9.0%. The terminal value was calculated assuming projected growth rates of 3.0% after five years. The estimated weighted-average cost of capital for the reporting units ranged from 11.7% to 17.0% based upon an analysis of companies considered to be market participants and their debt to equity mix, their related volatility and the size of their market capitalization.

Each of the reporting units with material goodwill had a fair value which exceeded its carrying value by at least 84%.

Indefinite-lived Intangible Asset Impairment Testing

Indefinite-lived intangible assets total $1.0 million as of December 31, 2011 and $1.1 million as of 2010. We test our indefinite-lived intangible assets for impairment, on an annual basis as of November 1 or more frequently, if an event occurs or circumstances change that indicate that the fair value of an indefinite-lived intangible asset could be below its carrying amount. The impairment test consists of comparing the fair value determined using an in-lieu of the relief from royalty method, with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its fair value.

In the fourth quarter of 2011, the Company recorded an impairment charge relating to its Test Systems reporting unit’s indefinite-lived intangible assets amounting to approximately $0.1 million. The impairment was the result of significant unexpected decreases in forecasted future revenues and cash flows, combined with a higher weighted average cost of capital.

Amortized and Depreciable Asset Impairment Testing

Property, plant and equipment and amortizable intangible assets with a carrying value of $54.1 million at December 31, 2011 are depreciated or amortized over their assigned useful lives. We test these long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. The recoverability test consists of comparing the projected undiscounted cash flows, with its carrying amount. An impairment loss would then be recognized for the carrying amount in excess of its fair value.

Supplemental Retirement Plan

We maintain a non-qualified defined benefit supplemental retirement plan for certain executives. Expense recognized for the supplemental retirement plan was $0.5 million for both 2011 and 2010 and $0.6 million for 2009. The accounting for this plan is based in part on certain assumptions that may be highly uncertain and may have a material impact on the financial statements if different reasonable assumptions had been used. In 2011, the assumptions for increases in compensation, the discount rate for determining the cost recognized and the discount rate used for the projected benefit obligation were 5.0%, 5.5% and 4.5%, respectively. The assumption for compensation increases takes a long-term view of inflation and performance based salary adjustments based on the Company’s approach to executive compensation. For determining the discount rate the Company considers long-term interest rates for high-grade corporate bonds.

Stock-Based Compensation

We have stock-based compensation plans, which include non-qualified stock options as well as incentive stock options. Expense recognized for stock-based compensation was $1.1 million for the year ended 2011, $0.9 million for the year ended 2010 and $0.8 million for the year ended 2009. We determine the fair value of the option awards at the date of grant using a Black-Scholes model. Option pricing models require management to make assumptions and to apply judgment to determine the fair value of the award. These assumptions and judgments include estimating the future volatility of our stock price, expected dividend yield, future employee stock option exercise behaviors and future employee turnover rates. Changes in these assumptions can materially affect the fair value estimate.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	2011(2)	2010	2009(1)
(Dollars in thousands)
Sales	$228,163	$195,754	$191,201
Gross Margin	26.5%	24.3%	19.5%
Impairment Loss	$2,500	$—	$19,381
SG&A Expenses as a Percentage of Sales	11.9%	11.8%	12.6%
Interest Expense	$1,806	$2,551	$2,533
Effective Tax (Benefit) Rate	25.6%	31.5%	(50.9)%
Net Earnings (Loss)	$21,591	$14,948	$(3,802)

(1)	Our results of operations for 2009 include the operations of DME Corporation beginning January 30, 2009, the effective date of the acquisition.
(2)	Our results of operations for 2011 include the operations of Ballard Technology Inc. beginning November 30, 2011, the effective date of the acquisition.

A discussion by segment can be found at “Segment Results of Operations and Outlook” in this MD&A.

CONSOLIDATED OVERVIEW OF OPERATIONS

Our consolidated sales for 2011 increased by $32.4 million to $228.2 million compared with 2010. The increase was a result of a $34.3 million increase from our Aerospace segment, The Aerospace sales increase was partially offset by a $1.9 million decrease from our Test Systems segment.

Our consolidated sales for 2010 increased by $4.6 million to $195.8 million compared with 2009. The increase was a result of a $24.0 million increase from our Aerospace segment partially offset by a $19.4 million decrease from our Test Systems segment.

Gross margins improved in 2011 to 26.5% compared with 2010 at 24.3%. The improved margins were a result of increased margins in the Aerospace segment due to leverage on increased sales volume offset somewhat by lower margins in our Test Systems segment and increased engineering and development (“E&D”) expense.

Gross margins improved in 2010 to 24.3% compared with 2009 at 19.5%. The improved margins were a result of increased margins in the Aerospace segment due to leverage on increased sales volume, a more efficient cost structure and favorable sales mix.

Selling, general and administrative (“SG&A”) expenses were $27.2 million or 11.9% of sales in 2011, compared to $23.2 million, or 11.8% of sales in 2010. The SG&A increase in 2011 compared with 2010 was due primarily to higher legal costs of $1.4 million , increased bad debt expenses of $0.5 million related to the American Airlines’ bankruptcy and increased compensation costs as compared with the prior year.

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

In 2011, as a result of declining sales and low new orders, our forecast future cash flow for our Test Systems segment indicated that its carrying value exceeded its book value. As a result we recorded an impairment charge of $2.5 million to write down the carrying value of our Test Systems goodwill and certain intangible assets to fair value. There were no impairment charges in 2010. In 2009 we recorded an impairment charge of $19.4 million to write down the carrying value of our Test Systems goodwill by $14.2 million, and purchased intangible assets of our Test Systems segment by $5.2 million.

Interest expense in 2011 decreased when compared to 2010, due to a combination of lower rates and reduced debt levels when compared with the same period last year. There was little change in interest expense in 2010 compared with 2009, due primarily to slightly higher effective interest rates being offset by reduced debt levels.

The effective tax rate for 2011 is lower than 2010 primarily from the reduction of reserves for uncertain tax positions relating to the tax years 2006 through 2010 and a higher domestic production activity deduction. The effective tax rate for 2010 is higher than 2009, primarily due to the impact of the 2009 pre-tax loss.

2012 Outlook

We expect consolidated sales in 2012 to be between $235 million and $250 million. Our consolidated backlog at December 31, 2011 was $106.3 million of which approximately $92.6 million is expected to ship in 2012. We expect our capital equipment spending in 2011 to be in the range of $13 million to $16 million and our engineering and development costs to be in the range of $36 million to $40 million.

SEGMENT RESULTS OF OPERATIONS AND OUTLOOK

Operating profit, as presented below, is sales less cost of sales and other operating expenses excluding interest expense, corporate expenses and other non-operating revenue and expenses. Cost of sales and operating expenses are directly attributable to the respective segment. Operating profit is reconciled to earnings before income taxes in Note 18 of Item 8, Financial Statements and Supplementary Data, of this report.

AEROSPACE

(in thousands, except percentages)	2011	2010	2009
Sales	$213,874	$179,586	$155,605
Operating Profit	$40,400	$30,112	$16,274
Operating Margin	18.9%	16.8%	10.5%

(in thousands)	2011	2010
Total Assets	$136,930	$96,787
Backlog	$97,903	$91,573

Sales by Market (in thousands)	2011	2010	2009
Commercial Transport	$143,337	$109,956	$88,155
Military	35,394	34,867	37,791
Business Jet	25,983	22,548	21,630
FAA/Airport	9,160	12,215	8,029

	$213,874	$179,586	$155,605

Sales by Product Line (in thousands)	2011	2010	2009
Cabin Electronics	$114,540	$86,511	$64,309
Aircraft Lighting	69,653	65,009	64,347
Airframe Power	20,109	15,851	18,920
Airfield Lighting	9,160	12,215	8,029
Avionics Databus	412	—	—

	$213,874	$179,586	$155,605

Aerospace sales for 2011 increased by $34.3 million, or 19.1%, to $213.9 million from $179.6 million in 2010. Sales growth was primarily driven by increased sales of cabin electronics’ in-seat power systems and increased aircraft lighting products to the commercial transport market as volumes increased. Military sales were up slightly due primarily to increased volume of airframe power product sales relating to increased delivery of Tactical Tomahawk missile power control units, offset somewhat by a lower volume of aircraft lighting sales. Sales to the business jet market were higher due primarily to increased volume from our airframe power product line. The sales decrease to the FAA/Airport market was due to lower volume and fewer turn-key programs.

Aerospace sales for 2010 increased by $24.0 million, or 15.4%, to $179.6 million from $155.6 million in 2009. Sales growth was primarily driven by increased sales volume of our cabin electronics products used by the commercial transport market. This volume increase was due to a general improvement of the financial condition of the commercial airlines and their increased installation of in-seat power systems and in-flight entertainment systems that incorporate our cabin electronics products. Military sales were down for the year due primarily to lower airframe power sales as scheduled deliveries of the Tactical Tomahawk power control unit ceased in 2010 which began again in 2011. The increase in sales to the business jet market was a result of increased sales in the airframe power product line to business jet manufacturers. Sales to the FAA/Airport market increased primarily due to the completion of two airfield lighting programs during 2010.

Operating margins for our Aerospace segment increased in 2011 to 18.9% from 16.8% in 2010. The operating margins increased due to the leverage provided on the increased sales volume partially offset by higher E&D costs and increased SG&A costs. SG&A costs increases were related to legal, compensation costs and bad debt expense compared with 2010.

Operating margins for our Aerospace segment increased in 2010 to 16.8% from 10.5% in 2009. Compared with 2010 our operating margins increased due to the leverage provided on the increased sales volume, the effect of cost reductions and favorable product mix as compared with the same periods of 2010.

It is our intention to continue investing in capabilities and technologies as needed that allows us to execute our strategy to increase the ship set content and value we provide on aircraft in all markets that we serve. The rate of spending on these activities, however, will continue to be driven by market opportunities.

The backlog for our Aerospace segment at December 31, 2011 was $97.9 million compared with $91.6 million at December 31, 2010.

2012 Outlook for Aerospace – We expect 2012 Aerospace segment sales to be in the range of $225 million to $238 million.

TEST SYSTEMS

(in thousands, except percentages)	2011	2010	2009
Sales	$14,289	$16,168	$35,596
Operating Loss	$(4,760)	$(1,806)	$(18,219)
Operating Margin	(33.3)%	(11.2)%	(51.2)%

(in thousands)	2011	2010
Total Assets	$20,020	$24,785
Backlog	$8,409	$8,216

Sales in 2011, 2010 and 2009 were all to the military market. The Test Systems segment continues to face headwinds as military spending has slowed and opportunities for large programs are fewer. With the lack of large programs we have continued to utilize our engineering capacity to continue to develop our next generation family of synthetic radio testers which we believe will provide a firm base line of repeating business for the future.

In 2011, an impairment charge relating to the write-down of goodwill and intangible assets of $2.5 million is included in our Test Systems operating loss of $4.8 million for the year. There was no impairment charge for 2010. In 2009, an impairment charge of $19.4 million is included in our operating loss of $18.2 million for the year.

The backlog for Test Systems was $8.4 million at December 31, 2011 compared with $8.2 million at December 31, 2010.

2012 Outlook for Test Systems – We expect 2012 Test Systems sales to be in the range of $10 million to $12 million.

OFF BALANCE SHEET ARRANGEMENTS

We do not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

CONTRACTUAL OBLIGATIONS

The following table represents contractual obligations as of December 31, 2011:

	Payments Due by Period*
(In thousands)	Total	2012	2013-2014	2015-2016	After 2016
Purchase Obligations	$39,629	$37,970	$1,642	$17	$—
Long-Term Debt	33,264	5,290	20,519	2,409	5,046
Operating Leases	4,753	2,730	1,903	120	—
Interest on Long-Term Debt	2,554	875	961	605	113
Other Long-Term Liabilities	1,602	406	840	303	53

Total Contractual Obligations	$81,802	$47,271	$25,865	$3,454	$5,212

*	This table excludes Supplemental Retirement Plan and related Post Retirement Obligations for which we anticipate making $0.4 million in annual payments in 2012 through 2016.

Notes to Contractual Obligations Table

Purchase Obligations — Purchase obligations are comprised of the Company’s commitments for goods and services in the normal course of business.

Long-Term Debt — See item 8, Financial Statements and Supplementary Data, Note 6, Long-Term Debt and Note Payable in this report.

Operating Leases — Operating lease obligations are primarily related to facility leases for our Astronics AES, Astronics DME and our Canadian operations.

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	2011	2010	2009
Net cash provided (used) by:
Operating Activities	$27,908	$16,503	$31,088
Investing Activities	(38,132)	(3,614)	(42,702)
Financing Activities	(1,565)	(5,131)	23,520

Our available borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations and reinvest in our business.

Operating Activities

Cash flow provided by operating activities was $27.9 million in 2011 compared with $16.5 million in 2010. The increase of $11.4 million was mainly a result of higher net income and higher non-cash expenses including the $2.5 million impairment loss, offset by increased cash used for working capital components in 2011.

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

Investing Activities

Cash used for investing activities in 2011 was approximately $38.1 million. We acquired Ballard for $23.9 million. We acquired two buildings for a combined cost of $10.1 million. One building that currently houses our Fort Lauderdale operation the second is a partially completed building that we plan on completing and moving our Redmond operation into at the end of 2012. Additionally we made investments in machinery and equipment totaling $4.1 million. Cash used for investing activities in 2010 was approximately $3.6 million, used primarily for capital expenditures. Cash used for investing activities in 2009 was $42.7 million for Capital expenditures and including $40.7 million to acquire DME.

Cash invested for capital expenditures for the last three years ranged between $2.5 million and $14.3 million. Our expectation for 2012 is that we will invest between $13.0 million and $16.0 million including the completion of the building that will house our Redmond operation. Future capital requirements depend on numerous factors, including expansion of existing product lines and introduction of new products. Management believes that our cash flow from operations and current borrowing arrangements will provide for these necessary capital expenditures.

Financing Activities

Our ability to maintain sufficient liquidity is highly dependent upon achieving expected operating results. Failure to achieve expected operating results could have a material adverse effect on our liquidity, our ability to obtain financing and our operations in the future. Our obligations under our Credit Agreement are jointly and severally guaranteed by Astronics Advanced Electronic Systems Corp., Luminescent Systems, Inc., DME Corporation and Ballard Technology, Inc., each a wholly-owned domestic subsidiary of the Company. The obligations are secured by a first priority lien on substantially all of the Company’s and the guarantors’ assets and 100% of the issued and outstanding equity interest of each subsidiary.

The Company extended and modified its existing credit facility by entering into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), dated as of August 31, 2011, with HSBC Bank USA, National Association, Bank of America, N.A. and Manufacturers and Traders Trust Company. The Credit Agreement provides for the continuation of the Company’s revolving credit line in the amount of $35 million, less outstanding letters of credit, for an additional five years through August 31, 2016 and for the continuation of the Company’s existing $18 million term loan maturing January 30, 2014, with interest on both loans at a rate of LIBOR plus between 1.50% and 2.50% based on the Company’s Leverage Ratio.

The Credit Agreement contains various financial covenants. The covenant for minimum fixed charge coverage, defined as the ratio of the sum of net income, interest expense, provision for taxes based on income, total depreciation expense, total amortization expense, other non-cash items reducing net income minus other non-cash items increasing net income minus capital expenditures, minus cash taxes paid and dividends paid to interest expense plus scheduled principal payments on long-term debt calculated on a rolling four-quarter basis to be not less than 1.25 to 1 for each fiscal quarter ending on or after September 30, 2011. The Company’s minimum fixed charge coverage was 4.45 to 1 at December 31, 2011. The covenant for maximum leverage, defined as the ratio of the sum of net income, interest expense, provision for taxes based on income, total depreciation expense, total amortization expense, other non-cash items reducing net income minus other non-cash items increasing net income to funded debt calculated on a rolling four-quarter basis is not to exceed 3.25 to 1 for each fiscal quarter ending on or after September 30, 2011. The Company’s maximum leverage was 0.84 to 1 at December 31, 2011. The covenant for maximum capital expenditures is $15 million annually, excluding $18.0 million relating to the acquisition and completion of the Ft. Lauderdale and Kirkland properties. The Company’s capital expenditures in 2011, excluding the acquisition and completion to date of the Ft. Lauderdale and Kirkland properties, were $3.5 million.

There was no balance outstanding on our revolving credit facility at December 31, 2011. For working capital requirements, the Company had available on its credit facility $22.9 million. The credit facility allocates up to $20 million of the revolving credit line for the issuance of letters of credit, including certain existing letters of credit totaling approximately $12.1 million at December 31, 2011. In addition, the Company is required to pay a commitment fee quarterly at a rate of between 0.25% and 0.35% per annum on the unused portion of the total revolving credit commitment, also based on the Company’s Leverage Ratio.

In the event of voluntary or involuntary bankruptcy of the Company or any subsidiary, all unpaid principal and other amounts owing under the Credit Agreement automatically become due and payable. Other events of default, such as failure to make payments as they become due and breach of financial and other covenants, give the Agent the option to declare all such amounts immediately due and payable. At December 31, 2011, we were in compliance with all of the covenants pursuant to the credit facility.

The Company’s cash needs for working capital, debt service and capital equipment during 2012 is expected to be met by cash flows from operations and cash balances and if necessary, utilization of the revolving credit facility.

DIVIDENDS

Management believes that it should retain the capital generated from operating activities for investment in advancing technologies, acquisitions and debt retirement. Accordingly, there are no plans to institute a cash dividend program.

BACKLOG

At December 31, 2011, the Company’s backlog was approximately $106.3 million compared with approximately $99.8 million at December 31, 2010.

RELATED-PARTY TRANSACTIONS

None.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Consolidated Financial Statements at Item 8 of this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has limited exposure to fluctuation in Canadian currency exchange rates to the U.S. dollar. Nearly all of the Company’s consolidated sales are transacted in U.S. dollars. Net assets held in or measured in Canadian dollars amounted to $6.5 million at December 31, 2011. Annual disbursements transacted in Canadian dollars were approximately $8.6 million in 2011. A 10% change in the value of the U.S. dollar versus the Canadian dollar would impact net income by approximately $0.6 million.

Risk due to fluctuation in interest rates is a function of the Company’s floating rate debt obligations, which total approximately $28.2 million at December 31, 2011. To offset this exposure, the Company entered into two interest rate swaps to fix the interest rate on a portion of the underlying debt for a set period of time.

a)	An interest rate swap with a notional amount of approximately $2.2 million at December 31, 2011, entered into in February 2006, related to the Company’s Series 1999 New York Industrial Revenue Bond which effectively fixes the rate at 3.99% plus a spread based on the Company’s leverage ratio on this obligation through 2016.

b)	An interest rate swap with a notional amount of $9.0 million at December 31, 2011, entered into on March 19, 2009 related to the Company’s term note issued January 30, 2009. The swap effectively fixes the rate at 2.115% plus a spread based on the Company’s leverage ratio on the notional amount (which decreases in concert with the scheduled note repayment schedule). The swap agreement became effective October 1, 2009 and expires January 30, 2014.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Astronics Corporation.

We have audited the accompanying consolidated balance sheets of Astronics Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astronics Corporation at December 31, 2011 and 2010 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Astronics Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York

March 7, 2012

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2011.

We completed an acquisition in 2011, which was excluded from our management’s report on internal control over financial reporting as of December 31, 2011. On November 30, 2011, we acquired Ballard Technology, Inc. This acquisition was included in our 2011 consolidated financial statements and constituted $25.6 million and $24.4 million of total and net assets, respectively, as of December 31, 2011 and $0.4 million and $0.3 million of net sales and net losses, respectively, for the year then ended.

Ernst & Young LLP, independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

By:	/s/ Peter J. Gundermann	March 7, 2012
Peter J. Gundermann
President & Chief Executive Officer
(Principal Executive Officer)

	/s/ David C. Burney	March 7, 2012
David C. Burney
Vice President-Finance, Chief Financial Officer & Treasurer
(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Astronics Corporation

We have audited Astronics Corporation’s internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Astronics Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s report on Internal Controls over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Ballard Technology, Inc., which is included in the December 31, 2011 consolidated financial statements of Astronics Corporation and constituted $25.6 million and $24.4 million of total and net assets, respectively, as of December 31, 2011 and $.4 million and $.3 million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Astronics Corporation also did not include an evaluation of the internal control over financial reporting of Ballard Technology, Inc.

In our opinion, Astronics Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Astronics Corporation as of December 31, 2011 and 2010 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Astronics Corporation and our report dated March 7, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York

March 7, 2012

ASTRONICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share data)	2011	2010	2009
Sales	$228,163	$195,754	$191,201
Cost of Products Sold	167,667	148,187	153,928

Gross Profit	60,496	47,567	37,273
Impairment Loss	2,500	—	19,381
Selling, General and Administrative Expenses	27,175	23,187	24,105

Income (Loss) from Operations	30,821	24,380	(6,213)
Interest Expense, Net of Interest Income of $100, $32 and $22	1,806	2,551	2,533
Contingent Liability Fair Value Adjustment	—	—	(1,000)

Income (Loss) Before Income Taxes	29,015	21,829	(7,746)
Provision (Benefit) for Income Taxes	7,424	6,881	(3,944)

Net Income (Loss)	$21,591	$14,948	$(3,802)

Basic Earnings (Loss) Per Share	$1.78	$1.25	$(0.32)

Diluted Earnings (Loss) Per Share	$1.67	$1.20	$(0.32)

See notes to consolidated financial statements.

ASTRONICS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share and per share data)	2011	2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$10,919	$22,709
Accounts Receivable, Net of Allowance for Doubtful Accounts	35,669	30,941
Inventories	40,094	37,763
Prepaid Expenses	2,421	2,167
Deferred Income Taxes	3,207	3,560

Total Current Assets	92,310	97,140
Property, Plant and Equipment, at Cost:
Land	2,819	1,639
Buildings and Improvements	22,760	18,775
Machinery and Equipment	37,289	34,890
Construction in Progress	7,702	1,559

	70,570	56,863
Less Accumulated Depreciation	29,448	25,990

Net Property, Plant and Equipment	41,122	30,873
Deferred Income Taxes	7,039	6,883
Intangible Assets, Net of Accumulated Amortization	14,000	5,040
Other Assets	3,249	3,342
Goodwill	17,185	7,610

Total Assets	$174,905	$150,888

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current Maturities of Long-term Debt	$5,290	$5,314
Accounts Payable	10,559	10,583
Accrued Payroll and Employee Benefits	9,261	7,086
Customer Advanced Payments and Deferred Revenue	5,796	3,853
Billings in Excess of Recoverable Costs and Accrued Profits on Uncompleted Contracts	264	1,519
Other Accrued Expenses	2,307	2,930

Total Current Liabilities	33,477	31,285
Long-term Debt	27,973	33,264
Supplemental Retirement Plan and Other Liabilities for Pension Benefits	7,765	6,265
Other Liabilities	2,827	2,859

Total Liabilities	72,042	73,673

Shareholders’ Equity
Common Stock, $.01 par value — Authorized 20,000,000 Shares, issued 9,680,825 in 2011 and 8,972,795 in 2010	97	89
Convertible Class B Stock, $.01 par value — Authorized 5,000,000 Shares, issued 3,194,229 in 2011 and 3,597,318 in 2010	32	36
Additional Paid-in Capital	19,279	14,326
Accumulated Other Comprehensive Loss	(886)	(2)
Retained Earnings	86,622	65,047

	105,144	79,496
Less Treasury Stock: 528,341 Shares in 2011 and 2010	2,281	2,281

Total Shareholders’ Equity	102,863	77,215

Total Liabilities and Shareholders’ Equity	$174,905	$150,888

See notes to consolidated financial statements.

ASTRONICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2011	2010	2009
Cash Flows from Operating Activities
Net Income (Loss)	$21,591	$14,948	$(3,802)
Adjustments to Reconcile Net Income (Loss) to Cash Provided By Operating Activities:
Impairment Loss	2,500	—	19,381
Depreciation and Amortization	4,943	4,881	7,342
Provision for Non-Cash Losses on Inventory and Receivables	802	1,134	1,014
Stock Compensation Expense	1,061	884	773
Deferred Tax Expense (Benefit)	423	1,385	(7,914)
Fair Value Adjustment to Contingent Note Payable	—	—	(1,000)
Other	(220)	67	(109)
Cash Flows from Changes in Operating Assets and Liabilities:
Accounts Receivable	(3,042)	(290)	12,407
Inventories	(883)	(6,891)	6,185
Prepaid Expenses	291	(650)	220
Accounts Payable	(349)	3,156	(6,061)
Accrued Expenses	638	318	943
Customer Advanced Payments and Deferred Revenue	1,943	(1,099)	(285)
Billings in Excess of Recoverable Costs and Accrued Profits on Uncompleted Contracts	(1,255)	(660)	900
Income Taxes Payable	(404)	(347)	859
Supplemental Retirement Plan and Other Liabilities	(131)	(333)	235

Cash Provided By Operating Activities	27,908	16,503	31,088

Cash Flows from Investing Activities
Acquisition of Business	(23,926)	—	(40,655)
Capital Expenditures	(14,281)	(3,568)	(2,466)
Proceeds From Sale of Fixed Assets	—	—	425
Other	75	(46)	(6)

Cash Used For Investing Activities	(38,132)	(3,614)	(42,702)

Cash Flows from Financing Activities
Proceeds from Long-term Debt	—	—	40,000
Principal Payments on Long-term Debt	(5,302)	(6,245)	(14,965)
Proceeds from Note Payable	—	—	4,176
Payments on Note Payable	—	—	(4,176)
Debt Acquisition Costs	(143)	—	(1,682)
Use of (Unexpended) Industrial Revenue Bond Proceeds	—	—	136
Proceeds from Exercise of Stock Options	2,266	1,092	16
Income Tax Benefit from Exercise of Stock Options	1,614	22	15

Cash (Used for) Provided By Financing Activities	(1,565)	(5,131)	23,520

Effect of Exchange Rates on Cash	(1)	2	5

(Decrease) Increase in Cash and Cash Equivalents	(11,790)	7,760	11,911
Cash and Cash Equivalents at Beginning of Year	22,709	14,949	3,038

Cash and Cash Equivalents at End of Year	$10,919	$22,709	$14,949

Noncash Investing and Financing Activities :
Subordinated Debt Issued For Acquisition	$—	$—	$6,000
Treasury Stock Issued For Acquisition	$—	$—	3,585
Disclosure of Cash Payments for:
Interest	$1,900	$2,604	$2,335
Income Taxes, net	$5,785	$5,812	$3,125

See notes to consolidated financial statements.

ASTRONICS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Class B Stock		Treasury Stock			Accumulated Other Comprehensive Income (Loss)
(Dollars and shares in thousands)	Shares Issued	Par Value	Shares Issued	Par Value	Shares	Cost	Paid-In Capital		Retained Earnings	Comprehensive Income (Loss)
Balance at January 1, 2009	8,022	$80	4,348	$44	1,078	$(3,719)	$9,379	$(1,429)	$53,901
Net Loss for 2009									(3,802)	(3,802)
Currency Translation Adjustments								592		592
Retirement Liability Adjustment, Net of Income Taxes of $392								730		730
Mark to Market Adjustments for Derivatives, net of Income Taxes of $29								(51)		(51)

Total Comprehensive Loss										$(2,531)

Adjustment for Issuance of Treasury Shares for Acquisition					(550)	1,438	2,147
Exercise of Stock Options and Stock Compensation Expense Including Income Taxes of $15	1	—	10	—			803
Class B Stock Converted to Common Stock	661	7	(661)	(7)

Balance at December 31, 2009	8,684	$87	3,697	$37	528	$(2,281)	$12,329	$(158)	$50,099
Net Income for 2010									14,948	14,948
Currency Translation Adjustments								217		217
Retirement Liability Adjustment, Net of Income Taxes of $19								35		35
Mark to Market Adjustments for
Derivatives, net of Income Taxes of $52								(96)		(96)

Total Comprehensive Income										$15,104

Exercise of Stock Options and Stock Compensation Expense Including Income Taxes of $22	150	1	39	—			1,997
Class B Stock Converted to Common Stock	139	1	(139)	(1)

Balance at December 31, 2010	8,973	$89	3,597	$36	528	$(2,281)	14,326	$(2)	$65,047
Net Income for 2011									21,591	21,591
Currency Translation Adjustments								(90)		(90)
Retirement Liability Adjustment, Net of Income Taxes of $472								(876)		(876)
Mark to Market Adjustments for Derivatives, net of Income Taxes of $44								82		82

Total Comprehensive Income										$20,707

Adjustment for One-For-Ten Stock Distribution									(16)
Exercise of Stock Options and Stock Compensation Expense Including Income Taxes of $1,614	232	3	73	1			4,953
Class B Stock Converted to Common Stock	476	5	(476)	(5)

Balance at December 31, 2011	9,681	$97	3,194	$32	528	$(2,281)	$19,279	$(886)	$86,622

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND PRACTICES

Description of the Business

Astronics is a leading supplier of advanced, high-performance lighting systems, electrical power generation and distribution systems, avionics databus solutions, aircraft safety systems for the global aerospace industry as well as test, training and simulation systems primarily for the military. We sell our products to airframe manufacturers (OEM’s) in the commercial transport, business jet and military markets as well as FAA/Airport, OEM suppliers and aircraft operators around the world. The Company provides its products through its wholly owned subsidiaries Luminescent Systems, Inc. (“LSI”), Luminescent Systems Canada, Inc.(“LSI Canada”), DME Corporation (“DME”), Ballard Technology, Inc. (“Ballard”) and Astronics Advanced Electronic Systems Corp. (“AES”). On November 30, 2011, Astronics acquired 100% of the stock of Ballard. Ballard designs and produces avionics databus solutions for defense and commercial aerospace applications. Ballard is part of our Aerospace segment.

The Company has two reportable segments, Aerospace and Test Systems. The Aerospace segment designs and manufactures products for the global aerospace industry. The Test Systems segment designs, manufactures and maintains communications and weapons test systems and training and simulation devices for military applications.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

Acquisitions are accounted for under the acquisition method and, accordingly, the operating results for the acquired companies are included in the consolidated statements of operations from the respective dates of acquisition.

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

Cost of Products Sold, Engineering and Development and Selling, General and Administrative Expenses

Cost of products sold includes the costs to manufacture products such as direct materials and labor and manufacturing overhead as well as all engineering and developmental costs. The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. These costs are expensed when incurred and included in cost of sales. Research and development, design and related engineering amounted to $36.1 million in 2011, $28.3 million in 2010 and $27.0 million in 2009. Selling, general and administrative expenses include costs primarily related to our sales and marketing departments and administrative departments.

Shipping and Handling

Shipping and handling costs are expensed as incurred and are included in costs of products sold.

Stock Distribution

On August 2, 2011, Astronics Corporation announced a one-for-ten distribution of Class B Stock to holders of both Common and Class B Stock. On or about August 30, 2011, stockholders received one share of Class B Stock for every ten shares of Common and Class B Stock held on the record date of August 16, 2011. All share quantities, share prices and per share data reported throughout this report have been adjusted to reflect the impact of this distribution.

Equity-Based Compensation

The Company accounts for its stock options following ASC Topic 718 “Compensation—Stock Compensation” (“ASC Topic 718”). This Topic requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of earnings based on the grant date fair value of the award. For awards with graded vesting, the Company uses a straight-line method of attributing the value of stock-based compensation expense, subject to minimum levels of expense, based on vesting.

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

The excess tax benefits from share based payment arrangements were approximately $1.6 million in 2011 and insignificant in 2010 and 2009. These were classified as cash flows from financing activities.

Cash and Cash Equivalents

All highly liquid instruments with a maturity of three months or less at the time of purchase are considered cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

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

Property, Plant and Equipment

Depreciation of property, plant and equipment is computed on the straight-line method for financial reporting purposes and on accelerated methods for income tax purposes. Estimated useful lives of the assets are as follows: buildings, 25-40 years; machinery and equipment; 4-10 years. Leasehold improvements are amortized over the terms of the lease or the lives of the assets, whichever is shorter.

The cost of properties sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the accounts, and the resulting gain or loss, as well as maintenance and repair expenses, are reflected in income. Replacements and improvements are capitalized.

Depreciation expense was approximately $4.0 million, $3.8 million and $4.1 million in 2011, 2010 and 2009, respectively.

Long-Lived Assets

Long-lived assets to be held and used are initially recorded at cost. The carrying value of these assets is evaluated for recoverability whenever adverse effects or changes in circumstances indicate that the carrying amount may not be recoverable. Impairments are recognized if future undiscounted cash flows from operations are not expected to be sufficient to recover long-lived assets. The carrying amounts are then reduced to fair value, which is typically determined by the estimated shortfall of the discounted cash flows.

Intangible Assets

Acquired intangibles are generally valued based upon future economic benefits such as earnings and cash flows. Acquired identifiable intangible assets are recorded at cost and are amortized over their estimated useful lives. Acquired intangible assets with an indefinite life are not amortized, but are reviewed for impairment at least annually or more frequently whenever events or changes in circumstances indicate that the carrying amount of those assets are below its estimated fair value. See Note 4 for further information regarding the impairment charges in 2011 and 2009 relating to intangible assets in our Test Systems reporting unit.

Goodwill

The Company does not amortize goodwill. The Company tests goodwill at the reporting unit level on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has five reporting units, however only three reporting units have goodwill and are subject to the goodwill impairment test at December 31, 2011. The impairment test consists of comparing the fair value of the reporting unit, determined using an income approach based on discounted cash flow analyses, with its carrying amount including goodwill, and, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss would be recognized for the carrying amount of goodwill in excess of its implied fair value. See Note 5 for further information regarding the goodwill impairment charges in 2011 and 2009, relating to our Test Systems reporting unit.

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

Derivatives

The accounting for changes in the fair value of derivatives depends on the intended use and resulting designation. The Company’s use of derivative instruments was limited to a cash flow hedge for interest rate risk associated with long-term debt. Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. The Company records all derivatives on the balance sheet at fair value. The related gains or losses, to the extent the derivatives are effective as a hedge, are deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (AOCI). Any ineffectiveness is recorded in the statement of income.

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

Foreign Currency Translation

The Company accounts for its foreign currency translation in accordance with ASC Topic 830, Foreign Currency Translation. The aggregate transaction gain or loss included in operations was insignificant for 2011, 2010 and 2009.

Dividends

The Company has not paid any cash dividends in the three-year period ended December 31, 2011. It has no plans to pay cash dividends as it plans to retain all cash from operations as a source of capital to finance growth in the business.

Loss contingencies

Loss contingencies may from time to time arise from situations such as claims and other legal actions. Loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Disclosure is required when there is a reasonable possibility that the ultimate loss will exceed the recorded provision. Contingent liabilities are often resolved over long time periods. In recording liabilities for probable losses, management is required to make estimates and judgments regarding the amount or range of the probable loss. Management continually assesses the adequacy of estimated loss contingencies and, if necessary, adjusts the amounts recorded as better information becomes known.

Acquisition and Pro Forma Information

The Company accounts for its acquisitions under ASC Topic 805 “Business Combinations and Reorganizations” (“ASC Topic 805”). ASC Topic 805 provides revised guidance on how the acquirer recognizes and measures the consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests, and goodwill acquired in a business combination. ASC Topic 805 also expands required disclosures surrounding the nature and financial effects of business combinations. Acquisition costs are expensed as incurred. Acquisition expenses in 2011 and 2010 were insignificant. The Company expensed approximately $0.1 million in 2009. See Note 19 regarding the acquisition of Ballard on November 30, 2011.

Recent Accounting Pronouncements

On January 1, 2011, the Company adopted the new provisions of ASU No. 2010-29, Disclosure of Supplementary Pro Forma information for Business Combinations (Topic 805) (“ASU 2010-29”). ASC Topic 350 required pro forma revenue and earnings disclosure requirements for business combinations. ASU 2010-29 clarifies the requirements for disclosure of supplementary pro forma information for business combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. See Note 19 for the pro forma information for the 2011 acquisition of Ballard.

In June 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The amendments provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The amendments also change certain fair value measurement principles and enhance the disclosure requirements, particularly for Level 3 fair value measurements. The amendments are effective during interim and annual periods beginning after December 15, 2011 and should be applied prospectively. Early adoption is not permitted. We will adopt this standard during the first quarter of 2012. Other than requiring additional disclosures, the adoption of this amendment will not have a material impact on our consolidated financial statements.

In June 2011, the Financial Accounting Standards Board issued ASU No. 2011-05, Comprehensive Income (Topic 220). The amendments in this Update require an entity to report all non-owner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The ASU prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. The amendments are effective for annual and interim periods beginning after December 15, 2011 and should be applied retrospectively. In December 2011, the Financial Accounting Standards Board issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05). The amendments in this Update defer the effective date pertaining only to reclassification adjustments out of accumulated other comprehensive income in Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, until the Financial Accounting Standards Board is able to reconsider those presentation requirements. Although early adoption is permitted, the Company has elected to adopt these pronouncements in the first quarter of 2012. The impact on the Company’s financial statements is not anticipated to be significant.

In September 2011, the Financial Accounting Standards Board issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350). The amendments in this Update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company elected to adopt this pronouncement in 2012. The impact on the Company’s financial statements is not anticipated to be significant.

NOTE 2—ACCOUNTS RECEIVABLE

Accounts receivable at December 31 consists of:

(In thousands)	2011	2010
Accounts receivable	$33,178	$24,524
Long-term contract receivables:
Amounts billed	1,068	3,345
Unbilled recoverable costs and accrued profits	2,068	3,346

Total long-term contract receivables	3,136	6,691

Total receivables	36,314	31,215
Less allowance for doubtful accounts	(645)	(274)

	$35,669	$30,941

NOTE 3—INVENTORIES

Inventories at December 31 are as follows:

(In thousands)	2011	2010
Finished Goods	$7,420	$8,437
Work in Progress	8,477	6,274
Raw Material	24,197	23,052

	$40,094	$37,763

At December 31, 2011, the Company’s reserve for inventory valuation was $10.6 million, or 20.9% of gross inventory. At December 31, 2010, the Company’s reserve for inventory valuation was $11.2 million, or 22.8% of gross inventory.

NOTE 4—INTANGIBLE ASSETS

The following table summarizes acquired intangible assets as follows:

	December 31, 2011			December 31, 2010
(In thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Government Contracts	6 Years	$—	$—	$347	$342
Patents	12 Years	1,271	685	1,271	586
Trade Names	0 - 10 Years	1,853	7	1,053	—
Completed and Unpatented Technology	10 - 15 Years	5,277	1,242	3,177	972
Backlog and Customer Relationships	1 - 20 Years	9,985	2,452	3,385	2,293

Total Intangible Assets		$18,386	$4,386	$9,233	$4,193

Amortization is computed on the straight-line method for financial reporting purposes based on amounts recorded at December 31, 2011. Amortization expense for intangibles was $0.5 million, $0.6 million and $2.5 million for 2011, 2010 and 2009, respectively. Amortization expense for each of the next five years is expected to amount to approximately $1.2 million each year from 2012 through 2014, $1.1 million each for both 2015 and 2016.

For indefinite-lived intangible assets, the impairment test consists of comparing the fair value, determined using the relief from royalty method, with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its fair value. For the year ended December 31, 2011, the Company recorded a

$0.1 million impairment charge related to Trade Names assigned to the Company’s Test Systems reporting unit, as of the annual impairment test date of November 1. For the year ended December 31, 2010, the Company recorded no impairment charge to any of its indefinite-lived intangible assets. For the year ended December 31, 2009, the Company recorded a $0.7 million impairment charge related to Trade Names assigned to the Company’s Test Systems reporting unit. The impairment losses are reported on the Impairment Loss line of the Consolidated Statement of Operations. The balance of the indefinite lived intangible assets after the impairment charge is $1.0 million as of December 31, 2011.

Intangible assets that are amortized are evaluated for recoverability whenever adverse effects or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability test consists of comparing the undiscounted projected cash flows with the carrying amount. Should the carrying amount exceed undiscounted projected cash flows, an impairment loss would be recognized to the extent the carrying amount exceeds fair value. For the years ended December 31, 2011 and 2010, the Company recorded no impairment charge to any of its amortizable intangible assets. For the year ended December 31, 2009, the Company recorded an impairment charge related to its amortizable intangible assets of its test systems reporting unit amounting to approximately $4.5 million, as of the annual impairment test date of November 1. The impairment loss is reported on the Impairment Loss line of the Consolidated Statement of Operations.

NOTE 5—GOODWILL

The following table summarizes the changes in the carrying amount of goodwill for 2011 and 2010:

(In thousands)	2011	2010
Balance at Beginning of period	$7,610	$7,493
Acquisition	12,023	—
Impairment charge	(2,400)	—
Foreign currency translations	(48)	117

Balance at December 31,	$17,185	$7,610

Goodwill	$33,727	$21,752
Accumulated Impairment Losses	(16,542)	(14,142)

Goodwill	$17,185	$7,610

As discussed in Note 1, goodwill is not amortized but is periodically tested for impairment, in accordance with the provisions of ASC Topic 350 “Intangibles—Goodwill and Other” (“ASC Topic 350”). Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The fair value of a reporting unit is determined using an income approach based on discounted cash flow analyses. The Company’s reporting units are determined based upon whether discrete financial information is available and regularly reviewed whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation. The Company’s reporting units identified under ASC Topic 350 are at the component level, or one level below the reporting segment level as defined under ASC Topic 280 “Segment Reporting” (“ASC Topic 280”). The Company has five reporting units however only three reporting units have goodwill.

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

During fiscal 2011, the weak economic conditions resulted in a decline in business and a reduction in forecasted cash flows in the Test Systems reporting unit. Based on this evaluation, we determined that the fair value of the Test Systems reporting unit was less than its carrying value. None of the reporting units in the Aerospace Segment indicated impairment. Following this assessment, ASC Topic 350 required us to perform a second step in order to determine the implied fair value of goodwill in the Test Systems reporting unit and to compare it to its carrying value. The activities in the second step included hypothetically valuing all of the tangible and intangible assets of the impaired reporting unit using market participant assumptions, as if the reporting unit had been acquired in a business combination as of the date of the valuation.

As a result of this assessment in 2011, the Company recorded an impairment charge of approximately $2.4 million in the December 31, 2011 consolidated statement of operations. The impairment loss is reported on the Impairment Loss line of the Consolidated Statements of Operations. None of this loss related to goodwill is immediately deductible for tax purposes. The majority of goodwill is amortized over 15 years for tax purposes.

During fiscal 2009, the weak economic conditions resulted in a decline in business and a reduction in forecasted cash flows. Based on the evaluation, we determined that the fair value of the Test Systems reporting unit was less than its carrying value. Following this assessment, we performed the second step in order to determine the implied fair value of goodwill in this reporting unit and to compare it to its carrying value.

As a result of this assessment in 2009, the Company recorded an impairment charge of approximately $14.2 million in the December 31, 2009 consolidated statement of operations. The impairment loss is reported on the Impairment Loss line of the Consolidated Statements of Operations.

At December 31, 2011, the Test Systems segment has no recorded goodwill, as a result of impairment charges recorded in 2009 and 2011.

NOTE 6—LONG-TERM DEBT AND NOTE PAYABLE

Long-term debt consists of the following:

(In thousands)	2011	2010
Senior Term Notes, payable $1.0 million quarterly from January 2012 through October 2012, $2.0 million quarterly in 2013 with a balloon payment of $5.0 million in January 2014. Interest is at LIBOR plus between 1.50% and 2.50% (1.77% at December 31, 2011).	$17,000	$21,000
Subordinated promissory note with interest fixed at 6.0% payable in 2014.	5,000	5,000
Series 2008 Industrial Revenue Bonds issued through the Erie County, New York Industrial Development Agency payable $340 from 2012 through 2027 with interest reset weekly (1.9% at December 31, 2011).	5,400	5,740
Series 1999 Industrial Revenue Bonds issued through the Erie County, New York Industrial Development Agency payable $350 annually through 2019 with interest reset weekly (1.9% at December 31, 2011).	2,245	2,595
Series 1998 Industrial Revenue Bonds issued through the Business Finance Authority of the State of New Hampshire payable $400 annually through 2018 with interest reset weekly (1.9% at December 31, 2011).	2,850	3,250
Note Payable at Canadian Prime payable $14 monthly through 2016 plus interest (Canadian Prime was 3.0 % at December 31, 2011).	733	906
Capital Lease Obligations and Other	35	87

	33,263	38,578
Less current maturities	5,290	5,314

	$27,973	$33,264

Principal maturities of long-term debt are approximately:

(In thousands)
2012	$5,290
2013	9,261
2014	11,258
2015	1,258
2016	1,151
Thereafter	5,045

$33,263

The Company extended and modified its existing credit facility by entering into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), dated August 31, 2011. The Credit Agreement provides for the continuation of the Company’s revolving credit line in the amount of $35 million, less outstanding letters of credit, for an additional five years through August 31, 2016 and for the continuation of the Company’s existing $18 million term loan maturing January 30, 2014, with interest on both loans at a rate of LIBOR plus between 1.50% and 2.50% based on the Company’s Leverage Ratio. The credit facility allocates up to $20 million of the $35 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. The credit facility is secured by substantially all of the Company’s assets.

The Credit Agreement contains various financial covenants. The covenant for minimum fixed charge coverage, defined as the ratio of the sum of net income, interest expense, provision for taxes based on income, total depreciation expense, total amortization expense, other non-cash items reducing net income minus other non-cash items increasing net income minus capital expenditures, minus cash taxes paid and dividends paid to interest expense plus scheduled principal payments on long-term debt calculated on a rolling four-quarter basis to be not less than 1.25 to 1 for each fiscal quarter ending on or after September 30, 2011. The Company’s minimum fixed charge coverage was 4.45 to 1 at December 31, 2011. The covenant for maximum leverage, defined as the ratio of the sum of net income, interest expense, provision for taxes based on income, total depreciation expense, total amortization expense, other non-cash items reducing net income minus other non-cash items increasing net income to funded debt calculated on a rolling four-quarter basis is not to exceed 3.25 to 1 for each fiscal quarter ending on or after September 30, 2011. The Company’s maximum leverage was 0.84 to 1 at December 31, 2011. The covenant for maximum capital expenditures is $15 million annually, excluding $18.0 million relating to the acquisition and completion of the Ft. Lauderdale and Kirkland properties. The Company’s capital expenditures in 2011, excluding the acquisition and completion to date of the Ft. Lauderdale and Kirkland properties, were $3.5  million.

There was nothing outstanding on our revolving credit facility at December 31, 2011. The Company had available on its credit facility $22.9 million. The credit facility allocates up to $20 million of the revolving credit line for the issuance of letters of credit. At December 31, 2011, outstanding letters of credit totaled $12.1 million. In addition, the Company is required to pay a commitment fee quarterly at a rate of between 0.25% and 0.35% per annum on the unused portion of the total revolving credit commitment, also based on the Company’s Leverage Ratio.

Prior to the August 31, 2011 amendment of the credit facility, the Company’s Credit Agreement provided for a revolving credit line of $35 million for working capital requirements which was committed through January 2012, with interest at LIBOR plus between 2.75% and 4.50%. In addition, the Company was required to pay a commitment fee of between 0.30% and 0.50% on the unused portion of the total credit commitment for the preceding quarter, based on the Company’s leverage ratio under the Credit Agreement.

The $5.0 million subordinated promissory note with interest fixed at 6.0% was paid in its entirety in January, 2012.

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

NOTE 7 — WARRANTY

In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. The Company determines warranty reserves needed by product line based on experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

(In thousands)	2011	2010	2009
Balance at beginning of year	$1,699	$3,147	$1,212
Warranties issued	1,446	2,259	3,419
Reassessed warranty exposure	(95)	(1,144)	—
Warranties settled	(1,958)	(2,563)	(1,484)

Balance at end of the year	$1,092	$1,699	$3,147

NOTE 8 — SHAREHOLDERS’ EQUITY

Reserved Common Stock

At December 31, 2011, approximately 4.7 million shares of common stock were reserved for issuance upon conversion of the Class B stock, exercise of stock options and purchases under the Employee Stock Purchase Plan. Class B Stock is identical to Common Stock, except Class B Stock has ten votes per share, is automatically converted to Common Stock on a one for one basis when sold or transferred, and cannot receive dividends unless an equal or greater amount of dividends is declared on Common Stock.

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

The accumulated balances of the components of other comprehensive loss net of tax, at December 31, 2011 and 2010 are as follows:

(In thousands)	2011	2010
Accumulated foreign currency translation	$1,232	$1,322
Accumulated loss on derivative adjustment net of tax benefit of approximately $0.1 million and $0.2 million for December 31, 2011 and 2010, respectively	(256)	(338)
Accumulated retirement liability adjustment net of tax benefit of approximately $1.0 million and $0.5 million at December 31, 2011 and 2010, respectively	(1,862)	(986)

	$(886)	$(2)

NOTE 9—EARNINGS PER SHARE

Earnings per share computations are based upon the following table:

(In thousands, except per share data)	2011	2010	2009
Net Income (Loss)	$21,591	$14,948	$(3,802)

Basic earnings weighted average shares	12,138	11,924	11,806
Net effect of dilutive stock options	773	488	—

Diluted earnings weighted average shares	12,911	12,412	11,806

Basic earnings (loss) per share	$1.78	$1.25	$(0.32)

Diluted earnings (loss) per share	$1.67	$1.20	$(0.32)

There is no dilutive effect of the stock options for the year ended December 31, 2009 since the impact would be anti-dilutive.

NOTE 10—STOCK OPTION AND PURCHASE PLANS

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

The weighted average fair value of the options was $17.46, $9.34 and, $3.58 for options granted during the year ended December 31, 2011, 2010 and 2009, respectively.

The weighted average fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2011	2010	2009
Risk-free interest rate	1.55% - 2.82%	2.33% - 3.04%	2.50% - 2.87%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	0.52 - 0.53	0.41 – 0.53	0.40 – 0.41
Expected life in years	7.0 – 8.0	7.0 – 8.0	7.5 – 8.0

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

The following table provides compensation expense information based on the fair value of stock options for the years ended December 31, 2011, 2010 and 2009:

(In thousands)	2011	2010	2009
Stock compensation expense	$1,061	$884	$773
Tax benefit	(93)	(84)	(74)

Stock compensation expense, net of tax	$968	$800	$699

A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

(Aggregate intrinsic value in thousands)	2011			2010			2009
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1	1,379,878	$7.71	$38,778	1,356,659	$6.89	$16,551	1,165,662	$6.80	$1,134
Options Granted	61,550	30.97	299	101,145	16.24	289	220,462	7.11	147
Options Exercised	(237,483)	5.86	(7,112)	(77,926)	4.53	(1,135)	(22,866)	4.25	(80)
Options Forfeited	—	—	—	—	—	—	(6,600)	6.68	(7)

Outstanding at December 31	1,203,946	$9.26	$31,965	1,379,878	$7.71	$15,706	1,356,659	$6.89	$1,194

Exercisable at December 31	928,076	$7.54	$26,237	1,040,043	$6.64	$12,953	962,463	$6.15	$1,557

The aggregate intrinsic value in the preceding table represents the total pretax option holder’s intrinsic value, based on the Company’s closing stock price of Common Stock which would have been received by the option holders had all option holders exercised their options as of that date. The Company’s closing stock price of Common Stock was $35.81, $19.09 and $7.77 as of December 31, 2011, 2010 and 2009, respectively.

The weighted average fair value of options vested during 2011, 2010 and 2009 was $4.89, $4.28 and $7.40, respectively. At December 31, 2011, total compensation costs related to non-vested awards not yet recognized amounts to $2.3 million and will be recognized over a weighted average period of 2.4 years.

The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of December 31, 2011:

	Outstanding			Exercisable
Exercise Price Range	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$3.70-$5.56	447,494	2.4	$4.09	447,494	2.4	$4.09
$6.68-$9.75	471,130	6.7	7.34	309,452	6.2	7.44
$12.63-$13.90	112,742	5.2	12.87	112,742	5.2	12.87
$19.33-$34.24	172,580	8.6	25.56	58,388	7.5	24.32

	1,203,946	5.2	9.26	928,076	4.3	7.54

The Company established Incentive Stock Option Plans for the purpose of attracting and retaining executive officers and key employees, and to align management’s interest with those of the shareholders. Generally, the options must be exercised within ten years from the grant date and vest ratably over a five-year period. The exercise price for the options is equal to the fair market value at the date of grant. At December 31, 2011, the Company had options outstanding for 1,006,799 shares under the plans. At December 31, 2011, there were 502,200 options available for future grant under the plan established in 2001.

The Company established the Directors Stock Option Plans for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors, and to align their interest with those of the shareholders. The options must be exercised within ten years from the grant date. The exercise price for the option is equal to the fair market value at the date of grant and vests six months from the grant date. At December 31, 2011, the Company had options outstanding for 197,147 shares under the plans. At December 31, 2011, there were 133,518 options available for future grants under the plan established in 2006.

In addition to the options discussed above, the Company has established the Employee Stock Purchase Plan to encourage employees to invest in Astronics Corporation. The plan provides employees that have been with the Company for at least a year the opportunity to invest up to 20% of their cash compensation (up to an annual maximum of approximately $22,000) in Astronics common stock at a price equal to 85% of the fair market value of the Astronics common stock, determined each October 1. Employees are allowed to enroll annually. Employees indicate the number of shares they wish to obtain through the program and their intention to pay for the shares through payroll deductions over the annual cycle of October 1 through September 30. Employees can withdraw anytime during the annual cycle, and all money withheld from the employees pay is returned with interest. If an employee remains enrolled in the program, enough money will have been withheld from the employees’ pay during the year to pay for all the shares that the employee opted for under the program. At December 31, 2011, employees had subscribed to purchase 48,737 shares at $23.76 per share. The weighted average fair value of the options was approximately $5.46, $3.79 and $1.90 for options granted during the year ended December 31, 2011, 2010 and 2009, respectively.

The fair value for the options granted under the Employee Stock Purchase Plan was estimated at the date of grant using a Black- Scholes option pricing model with the following weighted-average assumptions:

	2011	2010	2009
Risk-free interest rate	0.10%	0.25%	0.41%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	.52	.40	.40
Expected life in years	1.0	1.0	1.0

NOTE 11—INCOME TAXES

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

The FASB issued ASC Topic 740-10 “Overall—Uncertainty in Income Taxes” (“ASC Topic 740-10”) which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. ASC Topic 740-10 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of ASC Topic 740-10 and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.

Should the Company need to accrue a liability for uncertain tax benefits, any interest associated with that liability will be recorded as interest expense. Penalties, if any, would be recognized as operating expenses. There are no penalties or interest liability accrued as of December 31, 2011 or 2010, nor are any penalties or interest costs included in expense for each of the years ended December 31, 2011, 2010 and 2009. The years under which we conducted our evaluation coincided with the tax years currently still subject to examination by major federal and state tax jurisdictions, those being 2010 and 2011 for federal purposes and 2008 through 2011 for state purposes.

Pretax income from the Company’s foreign subsidiary amounted to $0.9 million, $0.1 million and $0.3 million for 2011, 2010 and 2009, respectively. The balances of pretax earnings for each of those years were domestic.

The provision (benefit) for income taxes consists of the following:

(In thousands)	2011	2010	2009
Current
US Federal	$6,840	$5,327	$3,840
State	114	131	198
Foreign	47	38	(68)
Deferred	423	1,385	(7,914)

	$7,424	$6,881	$(3,944)

The effective tax rates differ from the statutory federal income tax as follows:

	2011	2010	2009
Statutory Federal Income Tax (Benefit) Rate	35.0%	35.0%	(35.0)%
Permanent Items, Net	(2.1)%	(1.3)%	(0.8)%
Foreign Tax Benefits	(1.0)%	(0.1)%	(2.4)%
State Income Tax (Benefits), Net of Federal Income Tax Benefit	1.4%	0.6%	(2.7)%
Research and Development Tax Credits	(6.1)%	(3.0)%	(10.5)%
Other	(1.6)%	0.3%	0.5%

Effective tax rates	25.6%	31.5%	(50.9)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows:

(In thousands)	2011	2010
Deferred tax assets:
Goodwill and Intangible Assets	$7,226	$6,487
Asset Reserves	3,633	3,259
Deferred Compensation	3,907	3,363
State Investment Tax Credit Carryforwards, net of Federal Tax	657	890
Customer Advanced Payments and Deferred Revenue	476	342
State Net Operating Loss Carryforwards and Other	567	342

Total gross deferred tax assets	16,466	14,683
Valuation allowance for state and foreign deferred tax assets and tax credit carryforwards, net of federal tax	(1,898)	(890)

Deferred tax assets	14,568	13,793

Deferred tax liabilities:
Depreciation	4,322	3,350

Deferred tax liabilities	4,322	3,350

Net deferred tax asset	$10,246	$10,443

The net deferred tax assets and liabilities are presented in the consolidated balance sheet as follows at December 31, 2011 and 2010:

(In thousands)	2011	2010
Deferred tax asset—current	$3,207	$3,560
Deferred tax asset—long-term	7,039	6,883

Net deferred tax asset	$10,246	$10,443

At December 31, 2011, state and foreign tax credit carryforwards amounted to approximately $1.2 million. These state and foreign tax credit carryforwards will expire between 2015 through 2025.

Due to the uncertainty as to the Company’s ability to generate sufficient taxable income in certain states in the future and utilize certain of the Company’s state operating loss carryforwards before they expire, the Company has recorded a valuation allowance accordingly. These certain state net operating loss carryforwards amount to approximately $11.8 million and expire at various dates from 2015 through 2031. The excess tax benefits associated with stock option exercises are recorded directly to shareholders’ equity only when realized. As a result, the excess tax benefits included in certain state net operating loss carryforwards but not reflected in deferred tax assets was approximately $3.3 million.

We have unrecognized tax benefits which, if ultimately recognized, will reduce our annual effective tax rate. Reserves for uncertain income tax positions have been recorded pursuant to ASC Topic 740-10. An estimate of the range of possible change during 2012 to the reserves cannot be made as of December 31, 2011. A reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties which are insignificant, is as follows:

(in thousands)	2011	2010	2009
Balance at beginning of period	$1,470	$940	$130
Decreases as a result of tax positions taken in prior years	(1,090)	(270)	(130)
Increases as a result of tax positions taken in current year	500	800	940

Balance at end of period	$880	$1,470	$940

NOTE 12—PROFIT SHARING/401(K) PLAN

The Company and all its subsidiaries, excluding Ballard, participate in the ATRO Profit Sharing/401K Plan. This plan is a qualified profit sharing/401(k) Plan for the benefit of eligible full-time employees. The plan provides for annual contributions based on percentages of pretax income. In addition, employees may contribute a portion of their salary to the 401(k) plan which is partially matched by the Company. The plan may be amended or terminated at any time. Total charges to income before income taxes for the plan were $2.6 million, $1.9 million and $1.0 million in 2011, 2010 and 2009, respectively. The DME Profit Sharing/401(k) Savings Plan and Trust was merged into the ATRO Profit Sharing/401K Plan for the benefit of its eligible full-time employees on January 1, 2011. Total charges to income before income taxes for the DME Profit Sharing/401(k) Savings Plan and Trust were $0.2 million in both 2010 and 2009.

Ballard has a qualified 401(k) Savings Plan (the “Plan”) for the benefit of its eligible full-time employees. Employees may contribute from 1% to 15% of their eligible salary to the Plan. The plan provides for annual contributions of 3% of total eligible salaries, regardless of whether the employee contributes to the Plan. The plan may be amended or terminated at any time. Total charges to income before income taxes for the plan were insignificant in 2011.

NOTE 13—SUPPLEMENTAL RETIREMENT PLAN AND RELATED POST RETIREMENT BENEFITS

The Company has a nonqualified supplemental retirement defined benefit plan (the “Plan”) for certain current and retired executives. The Plan provides for benefits based upon average annual compensation and years of service, less offsets for Social Security and Profit Sharing benefits. It is the Company’s intent to fund the benefits as they become payable, since no plan assets exist at December 31, 2011 or 2010.

The Company accounts for the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan in accordance with the recognition and disclosure provisions of ASC Topic 715 “Compensation, Retirement Benefits” (“ASC Topic 715”), which requires the Company to recognize the funded status in its balance sheet, with a corresponding adjustment to AOCI, net of tax. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of AOCI. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in AOCI.

Unrecognized prior service costs of $0.5 million ($0.3 million net of tax) and unrecognized actuarial losses $2.2 million ($1.4 million net of tax) are included in AOCI at December 31, 2011 and have not yet been recognized in net periodic pension cost. The prior service cost included in AOCI and expected to be recognized in net periodic pension cost during the fiscal year-ended December 31, 2012 is $0.1 million ($0.1 million net of tax). The actuarial loss included in AOCI expected to be recognized in net periodic pension cost during the fiscal year-ended December 31, 2012 is $0.1 million ($0.1 million net of tax).

The reconciliation of the beginning and ending balances of the projected benefit obligation for the year ended December 31, 2011 and 2010 is as follows:

(In thousands)	December 31, 2011	December 31, 2010
Funded Status
Projected Benefit Obligation
Beginning of Year—January 1	$6,141	$5,669
Service Cost	46	38
Interest Cost	328	330
Actuarial Loss	1,421	452
Benefits Paid	(348)	(348)

End of Year—December 31	$7,588	$6,141

The increase in the 2011 projected benefit obligation is due primarily to the decrease in the discount rate and differences between estimated and actual salaries. The increase in the 2010 projected benefit obligation is due primarily to the decrease in the discount rate, differences between estimated and actual salaries and changes in beneficiary status.

The assumptions used to calculate the benefit obligation as of December 31, 2011 and 2010 are as follows:

	2011	2010
Discount Rate	4.50%	5.50%
Future Average Compensation Increases	5.00%	5.00%

The unfunded status of the plan of $7.6 million at December 31, 2011 is recognized in the accompanying consolidated balance sheet as a current accrued pension liability of $0.4 million and a long-term accrued pension liability of $7.2 million. This also is the expected Company contribution to the plan, since the plan is unfunded.

The following table summarizes the components of the net periodic cost for the years ended December 31, 2011, 2010 and 2009:

(In thousands)	2011	2010	2009
Net Periodic Cost
Service Cost—Benefits Earned During Period	$46	$38	$51
Interest Cost	328	330	365
Amortization of Prior Service Cost	109	109	108
Amortization of Losses	11	—	33

Net Periodic Cost	$494	$477	$557

The assumptions used to determine the net periodic cost are as follows:

	2011	2010	2009
Discount Rate	5.50%	6.00%	5.75%
Future Average Compensation Increases	5.00%	5.00%	5.00%

The Company expects the benefits to be paid in each of the next five years to be $0.3 million and $1.7 million in the aggregate for the next five years after that. This also is the expected Company contribution to the plan.

Participants in the nonqualified supplemental retirement plan are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The measurement date for determining the plan obligation and cost is December 31.

The reconciliation of the beginning and ending balances of the projected benefit obligation for the year ended December 31, 2011 and 2010 is as follows:

(In thousands)	December 31, 2011	December 31, 2010
Funded Status
Projected Benefit Obligation
Beginning of Year—January 1	$511	$871
Service Cost	2	4
Interest Cost	27	50
Actuarial Loss (Gain)	68	(361)
Benefits Paid	(40)	(53)

End of Year—December 31	$568	$511

The decrease in the projected benefit obligation in 2011 was result of a change from a traditional medical insurance plan to a medical plan supplemented by Medicare.

The assumptions used to calculate the post retirement benefit obligation as of December 31, 2011 and 2010 are as follows:

	2011	2010
Discount Rate	4.50%	5.50%

The following table summarizes the components of the net periodic cost for the years ended December 31, 2011, 2010 and 2009:

(In thousands)	2011	2010	2009
Net Periodic Cost
Service Cost—Benefits Earned During Period	$2	$4	$7
Interest Cost	27	50	50
Amortization of Prior Service Cost	25	25	34
Amortization of (Gains) Losses	(4)	11	11

Net Periodic Cost	$50	$90	$102

The assumptions used to determine the net periodic cost are as follows:

	2011	2010	2009
Discount Rate	5.50%	6.00%	5.75%
Future Average Healthcare Benefit Increases	9.00%	10.00%	10.00%

The Company estimates that the prior service costs and net losses in AOCI for medical, dental and long-term care insurance benefits as of December 31, 2011, that will be recognized as components of net periodic benefit cost during the year ended December 31, 2011 for the Plan will be insignificant. For measurement purposes, an 8.0% annual increase in the cost of health care benefits was assumed for 2012 gradually decreasing to 5.0% in 2015 and years thereafter. A one percentage point increase or decrease in this rate would change the post retirement benefit obligation insignificantly. The Company expects the benefits to be paid in each of the next five years to be approximately forty-two thousand per year and $0.2 million in the aggregate for the next five years after that. This also is the expected Company contribution to the plan, as it is unfunded.

NOTE 14—DERIVATIVE FINANCIAL INSTRUMENTS

At December 31, 2011, we had interest rate swaps consisting of the following:

a)	An interest rate swap with a notional amount of approximately $2.2 million at December 31, 2011, entered into in February 2006, related to the Company’s Series 1999 New York Industrial Revenue Bond which effectively fixes the rate at 3.99% plus a spread based on the Company’s leverage ratio on this obligation through 2016.

b)	An interest rate swap with a notional amount of $9.0 million at December 31, 2011, entered into on March 19, 2009 related to the Company’s term note issued January 30, 2009. The swap effectively fixes the rate at 2.115% plus a spread based on the Company’s leverage ratio on the notional amount (which decreases in concert with the scheduled note repayment schedule). The swap agreement became effective October 1, 2009 and expires January 30, 2014.

At December 31, 2011 and 2010, the fair value of interest rate swaps was a liability of $0.4 million and $0.5 million, respectively, which is included in other long-term liabilities.

To the extent the interest rate swaps are not perfectly effective in offsetting the change in the value of the payments being hedged; the ineffective portion of these contracts is recognized in earnings immediately as interest expense. Ineffectiveness was not significant in 2011, 2010 or 2009. For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change. The Company classifies the cash flows from hedging transactions in the same category as the cash flows from the respective hedged items. The Company reclassified $0.2 million, $0.4 million and $0.2 million from AOCI to interest expense during 2011, 2010 and 2009, respectively. Amounts expected to be reclassified during 2012 are not expected to be significant.

NOTE 15—FAIR VALUE

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2011 and 2010:

(in thousands)	Asset	Liability	Level 1	Level 2	Level 3
Interest rate swaps
2011	$—	$(393)	$—	$(393)	$—
2010	—	(520)	—	(520)	—

Interest rate swaps are securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.

A contingent $2.0 million subordinated promissory note payable (as part of the acquisition of DME on January 30, 2009) did not have Level 1 or Level 2 inputs and therefore was measured at fair value at the acquisition date and on a recurring basis, based upon the Company’s assumptions regarding the likelihood of meeting the revenue performance criteria. The Company’s assumptions (inputs) consider projected revenue for DME for 2009, including consideration of existing contracts, backlog and current economic conditions impacting the business. Therefore this fair value measurement was classified as Level 3 inputs. The $2.0 million contingent subordinated note payable was recorded at its estimated fair value of $1.0 million at the date of acquisition based on the requirements of ASC Topic 805. During 2009, the Company recognized as income, a $1.0 million fair value adjustment based on DME not meeting the performance criterion.

During 2011, in accordance with the provisions of ASC Topic 350 “Intangibles—Goodwill and Other”, the Company recorded a $2.4 million goodwill impairment charge related to the Test System reporting unit to write down goodwill to its implied fair value of zero. The Company utilizes a discounted cash flow analysis to estimate the fair value of reporting units utilizing unobservable inputs. The fair value measurement of the reporting unit under the step-one and step-two analysis of the goodwill impairment test are classified as Level 3 inputs. There were no impairment charges to goodwill in any of the Company’s reporting units in 2010.

During 2009, the Company recorded a $14.2 million goodwill impairment charge related to the Test System reporting unit to write down goodwill to its implied fair value of $2.4 million. The fair value measurement of the reporting unit under the step-one and step-two analysis of the goodwill impairment test are classified as Level 3 inputs.

During 2011, the Company recorded an impairment charge to write down to fair value indefinite-lived trade name intangible assets of its Test System reporting unit. The impairment charge for the trade names was $0.1 million based on the determined fair value of $0.4 million. This impairment charges is the result of the revised downward estimates of future revenues and cash flows of the Test Systems reporting unit. The fair value measurements are calculated using unobservable inputs classified as Level 3 inputs, requiring significant management judgment due to the absence of quoted market prices or observable inputs for assets of a similar nature. There were no impairment charges to any of the Company’s intangible assets in either of the Company’s segments in 2010.

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

During 2011, the Company acquired Ballard and valued the acquired assets and liabilities at fair value using a discounted cash flow methodology and are classified as Level 3 inputs.

NOTE 16—SELECTED QUARTERLY FINANCIAL INFORMATION

The following table summarizes selected quarterly financial information for 2011 and 2010:

	Quarter Ended
	(Unaudited)
(In thousands, except for per share data)	Dec. 31, 2011	Oct. 1, 2011	July 2, 2011	April 2, 2011	Dec. 31, 2010	Oct. 2, 2010	July 3, 2010	April 3, 2010
Sales	$61,156	$56,404	$55,475	$55,128	$51,823	$49,906	$47,089	$46,936
Gross Profit (sales less cost of products sold)	17,349	14,255	14,386	14,506	12,443	12,893	10,685	11,546
Impairment Loss	2,500	—	—	—	—	—	—	—
Income before Tax	7,178	7,505	6,708	7,624	5,850	6,573	3,887	5,519
Net Income	5,169	6,665	4,548	5,209	4,471	4,647	2,430	3,400
Basic Earnings per Share	0.42	0.55	0.37	0.43	0.37	0.39	0.20	0.28
Diluted Earnings per Share	0.40	0.52	0.35	0.41	0.35	0.37	0.20	0.28

NOTE 17—COMMITMENTS AND CONTINGENCIES

The Company leases certain office and manufacturing facilities as well as equipment under various lease contracts with terms that meet the accounting definition of operating leases. These arrangements may include fair value renewal or purchase options. Rental expense for the years ended December 31, 2011, 2010 and 2009 was $3.0 million, $3.5 million and $3.3 million, respectively. The following table represents future minimum lease payment commitments as of December 31, 2011:

(In thousands)
2012	$2,730
2013	1,169
2014	734
2015	119
2016	1
Thereafter	—

$4,753

From time to time the Company may enter into purchase agreements with suppliers under which there is a commitment to buy a minimum amount of product. Purchase commitments outstanding at December 31, 2011 were $39.7 million. These commitments are not reflected as liabilities in the Company’s Balance Sheet.

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

We are a defendant in an action filed in the Regional State Court of Mannheim, Germany (Lufthansa Technik AG v. Astronics Advanced Electronics Systems Corp.) relating to an allegation of patent infringement. The damages sought include injunctive relief, as well as monetary damages. We dispute the allegation and intend to vigorously defend ourselves in this action. We have filed a nullity action with the Federal Patent Court in Munich Germany, requesting the court to revoke the German part of the European patent that is subject to the claim. In November 2011, the regional state court of Manheim Germany, issued an interim decision to the effect that the infringement litigation proceedings be stayed until the Federal Patent Court decides on the concurrent nullity action. At this time we are unable to provide a reasonable estimate of our potential liability or the potential amount of loss related to this action, if any. If the outcome of this litigation is adverse to us, our results and financial condition could be materially affected.

NOTE 18—SEGMENTS

Segment information for the years ended 2011, 2010 and 2009 and reconciliations to consolidated amounts are as follows:

(In thousands)	2011	2010	2009
Sales:
Aerospace	$213,874	$179,586	$155,605
Test Systems	14,289	16,168	35,596

Total Sales	$228,163	$195,754	$191,201

Operating profit (loss) and margins:
Aerospace	$40,400	$30,112	$16,274
	18.9%	16.8%	10.5%
Test Systems	(4,760)	(1,806)	(18,219)
	(33.3)%	(11.2)%	(51.2)%

Total operating profit (loss)	35,640	28,306	(1,945)

	15.6%	14.5%	(1.0)%
Deductions from operating profit (loss):
Interest expense	(1,806)	(2,551)	(2,533)
Corporate and other expenses, net	(4,819)	(3,926)	(3,268)

Earnings (loss) before income taxes	$29,015	$21,829	$(7,746)

Depreciation and amortization:
Aerospace	$3,929	$3,695	$4,053
Test Systems	584	659	2,585
Corporate	430	527	704

Total depreciation and amortization	$4,943	$4,881	$7,342

Identifiable assets:
Aerospace	$136,930	$96,787	$95,422
Test Systems	20,020	24,785	24,256
Corporate	17,955	29,316	19,036

Total assets	$174,905	$150,888	$138,714

Capital expenditures:
Aerospace	$14,195	$2,438	$2,116
Test Systems	86	619	350
Corporate	—	511	—

Total capital expenditures	$14,281	$3,568	$2,466

Operating profit is sales less cost of products sales and other operating expenses, excluding interest expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment.

For the year ended December 31, 2011, the operating loss in the Test Systems segment includes a goodwill impairment loss of approximately $2.4 million and a purchased intangible impairment loss of approximately $0.1 million. For the year ended December 31, 2010, there was no goodwill or purchased intangible impairment losses in either the Aerospace or Test System segment. For the year ended December 31, 2009, the operating loss in the Test Systems segment includes a goodwill impairment loss of approximately $14.2 million and a purchased intangible impairment loss of approximately $5.2 million. In the Aerospace segment, goodwill amounted to $17.2 million and $5.2 million at December 31, 2011 and 2010, respectively. In the Test Systems segment there was no goodwill as of December 31, 2011. Test Systems goodwill amounted to $2.4 million at 2010.

The following table summarizes the Company’s sales by geographic region:

(In thousands)	2011	2010	2009
North America	$196,447	$168,556	$165,123
Asia	12,544	13,026	10,867
Europe	16,238	11,294	13,391
South America	2,678	2,457	1,659
Other	256	421	161

	$228,163	$195,754	$191,201

Sales recorded by the Company’s Canadian operations were $12.2 million in 2011, $9.1 million in 2010 and $10.1 million in 2009. Net income from this location was $0.9 million in 2011, $0.1 million in 2010 and $0.4 million in 2009. Net Assets held outside of the United States total $6.6 million at December 31, 2011 and $5.3 million at December 31, 2010. The exchange loss included in determining net income was $0.1 million, $0.1 million and $0.3 million in 2011, 2010 and 2009, respectively. Cumulative translation adjustments amounted to $1.2 million and $1.3 million at December 31, 2011 and 2010, respectively.

The Company has a significant concentration of business with two major customers, Panasonic Aviation Corporation and various departments of the U.S. Government, primarily branches of the Department of Defense and the Federal Aviation Administration. Sales to Panasonic Avionics in the Aerospace segment accounted for approximately 38.1% of sales in 2011, 26.5% of sales in 2010 and 19.4% of sales in 2009. Accounts receivable from this customer at December 31, 2011 and 2010 were approximately $9.9 million and $6.5 million, respectively. In the Aerospace segment sales to the U.S. Government accounted for approximately 6.2% of Aerospace segment sales in 2011, 10.9% of sales in 2010 and 8.1% of sales in 2009. In the Test Systems segment sales to the U.S. Government accounted for approximately 51.7% of the Test System segment’s sales in 2011 and 61.2% of sales in 2010 and 69.4% of sales in 2009. Accounts receivable from this customer at December 31, 2011 and 2010 were $3.9 million and $7.0 million, respectively.

The Company’s property, plant and equipment are all located in North America.

NOTE 19—ACQUISITIONS

In 2011, we completed one business combination. On November 30, 2011 we acquired Ballard Technology, Inc. (“Ballard”) a manufacturer of avionics interface solutions. The Ballard business is included in our aerospace reporting segment. The addition of Ballard diversifies the products and technologies that Astronics offers. We purchased 100% of the outstanding stock of Ballard for approximately $23.9 million in cash plus an additional purchase consideration of a maximum of $5.5 million subject to meeting certain revenue growth targets over the next five years. The additional purchase consideration was recorded at its estimated fair value of approximately $0.7 million at the date of acquisition based upon the Company’s assessment of the probability of Ballard achieving the revenue growth targets. There was no change in the fair value estimate of the contingent consideration, from the date of acquisition to December 31, 2011.

The allocation of the purchase price paid for Ballard is based on fair values of the acquired assets and liabilities assumed of Ballard as of November 30, 2011.

The allocation of purchase price based on appraised fair values was as follows:

(In thousands)
Current Assets	$4,173
Fixed Assets	106
Purchased Intangible Assets	9,600
Goodwill	12,023
Current Liabilities	(1,256)

Total Purchase Price	$24,646

The amounts allocated to the purchased intangible assets consist of the following:

(In thousands)	Weighted Average Life	Acquisition Fair Value
Trade Names	10 Years	$900
Technology	10 Years	2,100
Backlog and Customer Relationships	1-14 Years	6,600

		$9,600

Substantially all of the goodwill and purchased intangible assets are expected to be deductible for tax purposes over 15 years. The goodwill of $12.0 million is all attributable to the Aerospace segment at the acquisition date. The goodwill recognized is comprised primarily of intangible assets that do not require separate recognition. The goodwill balance has remained unchanged at December 31, 2011 from the date of acquisition.

The following is a summary of the results of operations of Ballard included in the consolidated financial statements, in the Aerospace segment from the date of acquisition to December 31, 2011:

(in thousands)	2011
Sales	$412

Operating Loss	$(390)

The following summary combines the consolidated results of operations of the Company with those of the acquired business for the year ended December 31, 2011 and 2010 as if the acquisition took place at the beginning of 2010. The pro forma consolidated results include the impact of certain adjustments, including increased interest expense on acquisition debt, amortization of purchased intangible assets and income taxes.

(in thousands, except earnings per share)	2011	2010
Sales	$239,223	$204,637
Net income (loss)	24,067	15,993
Basic earnings (loss) per share	1.98	1.34
Diluted earnings (loss) per share	1.86	1.29

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the year ended December 31, 2011 and 2010. In addition, they are not intended to be a projection of future results.

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

Management’s report on Internal Control over Financial Reporting

See the report appearing under item 8, Financial Statements and Supplemental Data, Management’s Report on Internal Control Over Financial Reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On March 6, 2012 the Company adopted the Astronics Corporation Supplemental Retirement Plan II.

See Exhibit 10.18 of Item 15, Exhibits and Financial Statement Schedule.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors is contained under the captions “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference to the 2012 Proxy to be filed within 120 days of the end of our fiscal year is incorporated herein by reference.

The executive officers of the Company, their ages, their positions and offices with the Company, and the date each assumed their office with the Company, are as follows:

Name and Age of Executive Officer	Positions and Offices with Astronics	Year First Elected Officer
Peter J. Gundermann Age 49	President, Chief Executive Officer and Director of the Company	2001
David C. Burney Age 49	Vice President-Finance, Treasurer, Secretary and Chief Financial Officer of the Company	2003
Mark A. Peabody Age 52	Astronics Advanced Electronic Systems Executive Vice President	2010
James S. Kramer Age 48	Luminescent Systems Inc. Executive Vice President	2010

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The documents filed as a part of this report are as follows:

1.	The following financial statements are included:

(i)	Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009

(ii)	Consolidated Balance Sheets as of December 31, 2011 and 2010

(iii)	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009

(v)	Notes to Consolidated Financial Statements

(vi)	Reports of Independent Registered Public Accounting Firm

(vii)	Management’s Report on Internal Control Over Financial Reporting

2.	Financial Statement Schedule

Schedule II. Valuation and Qualifying Accounts

All other consolidated financial statement schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

3. Exhibits

Exhibit No.	Description

3 (a)	Restated Certificate of Incorporation, as amended; filed March 3, 2011

(b)	By-Laws, as amended, incorporated by reference to the registrant’s 2008 Annual Report on Form 10-K, Exhibit 3(b), filed March 11, 2009

4.1 (a)	$60,000,000 Credit Agreement with HSBC Bank USA, dated May 13, 2008, incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1, filed May 16, 2008

(b)	Amended and Restated Credit Agreement with HSBC Bank USA, dated January 27, 2009, incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1, filed January 30, 2009

(c)	Amendment No. 2 to the Amended and Restated Credit Agreement dated as of December 23, 2009 among Astronics Corporation, the Lenders party thereto, HSBC Bank USA, National Association., incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1, filed December 28, 2009

(d)	Second Amended and Restated Credit Agreement, dated as of August 31, 2011, among Astronics Corporation, HSBC Bank USA, National Association, Bank of America, N.A. and Manufacturers and Traders Trust Company, incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1, filed September 1, 2011

10.1*	Restated Thrift and Profit Sharing Retirement Plan, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.1, filed March 3, 2011

10.2*	1992 Incentive Stock Option Plan, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.2, filed March 3, 2011

10.3*	1997 Director Stock Option Plan, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.3, filed March 3, 2011

10.4*	2001 Stock Option Plan, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.4, filed March 3, 2011

Exhibit No.	Description

10.5*	Non-Qualified Supplemental Retirement Plan, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.5, filed March 3, 2011

10.6*	Employment Termination Benefits Agreement dated December 16, 2003 between Astronics Corporation and Peter J. Gundermann, President and Chief Executive Officer of Astronics Corporation, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.6, filed March 3, 2011

10.7*	Employment Termination Benefits Agreement dated December 16, 2003 between Astronics Corporation and David C. Burney, Vice President and Chief Financial Officer of Astronics Corporation, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.7, filed March 3, 2011

10.8*	2005 Director Stock Option Plan, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.8, filed March 3, 2011

10.9	Stock Purchase Agreement By and Among Astronics Corporation, DME Corporation and the Shareholders of DME Corporation dated January 28, 2009, incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1, filed January 30, 2009

10.10*	Supplemental Retirement Plan Amended and Restated, March 6, 2012, filed herewith.

10.11*	First Amendment of the Employment Termination Benefits Agreement dated December 30, 2008 between Astronics Corporation and Peter J. Gundermann, President and Chief Executive Officer of Astronics, incorporated by reference to the registrant’s 2008 Annual Report on Form 10-K, Exhibit 10.11, filed March 11, 2009 of Astronics Corporation.

10.12*	First Amendment of the Employment Termination Benefits Agreement dated December 30, 2008 between Astronics Corporation and David C. Burney, Vice President and Chief Financial Officer of Astronics Corporation , incorporated by reference to the registrant’s 2008 Annual Report on Form 10-K, Exhibit 10.12, filed March 11, 2009

10.13*	Employment Termination Benefits Agreement Dated February 18, 2005 between Astronics Corporation and Mark A. Peabody, Executive Vice President of Astronics Advanced Electronic Systems, Inc., incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.13, filed March 3, 2011

10.14*	First Amendment of the Employment Termination Benefits Agreement dated December 31, 2008 between Astronics Corporation and Mark A. Peabody, Executive Vice President of Astronics Advanced Electronic Systems, Inc., incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.14, filed March 3, 2011

10.15*	Form of Indemnification Agreement as executed by each of Astronics Corporation’s Directors and Executive Officers, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.15, filed March 3, 2011

10.16	Stock Purchase Agreement by and among Ballard Technology, Inc. and its Shareholders (the Sellers) and Astronics Corporation (Purchaser) Dated as of November 30, 2011, , incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1, filed November 30, 2011.

10.17*	2011 Employee Stock Option Plan, incorporated by reference to the registrant’s Form S-8, Exhibit 4.1 filed on August 4, 2011.

10.18*	Supplemental Retirement Plan II, filed herewith.

21**	Subsidiaries of the Registrant; filed herewith.

23**	Consent of Independent Registered Public Accounting Firm; filed herewith.

Exhibit No.	Description

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002; filed herewith

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002; filed herewith

32**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; filed herewith

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Identifies a management contract or compensatory plan or arrangement as required by Item 15(a) (3) of Form 10-K.
**	Submitted electronically herewith

SCHEDULE II

Valuation and Qualifying Accounts

Year	Description	Balance at the Beginning of Period	Acquisitions	Charged to Cost and Expense	(Write-Offs) Recoveries / Other	Balance at End of Period
(In thousands)
2011	Allowance for Doubtful Accounts	$274	$—	$466	$(95)	$645
	Reserve for Inventory Valuation	11,183	—	336	(920)	10,599
	Deferred Tax Valuation Allowance	890	—	531	477	1,898

2010	Allowance for Doubtful Accounts	372	—	17	(115)	274
	Reserve for Inventory Valuation	11,621	—	1,117	(1,555)	11,183
	Deferred Tax Valuation Allowance	731	—	264	(105)	890

2009	Allowance for Doubtful Accounts	305	20	(22)	69	372
	Reserve for Inventory Valuation	10,465	443	1,036	(323)	11,621
	Deferred Tax Valuation Allowance	680	—	62	(11)	731

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on March 7, 2012.

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

Signature	Title	Date
/s/ Peter J. Gundermann Peter J. Gundermann	President and Chief Executive Officer (Principal Executive Officer)	March 7, 2012

/s/ David C. Burney David C. Burney	Vice President-Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 7, 2012

/s/ Raymond W. Boushie Raymond W. Boushie	Director	March 7, 2012

/s/ Robert T. Brady Robert T. Brady	Director	March 7, 2012

/s/ John B. Drenning John B. Drenning	Director	March 7, 2012

/s/ Peter J. Gundermann Peter J. Gundermann	Director	March 7, 2012

/s/ Kevin T. Keane Kevin T. Keane	Director	March 7, 2012

/s/ Robert J. McKenna Robert J. McKenna	Director	March 7, 2012