Form 10-Q
period 2012-03-31
ASTRONICS CORP
filed 2012-05-04
CIK 8063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2012, 12,370,091 shares of common stock were outstanding consisting of 9,708,355 shares of common stock ($.01 par value) and 2,661,736 shares of Class B common stock ($.01 par value).

Part 1 – Financial Information

Item 1. Financial Statements

ASTRONICS CORPORATION

Consolidated Condensed Balance Sheets

March 31, 2012 with Comparative Figures for December 31, 2011

(In thousands)

	March 31, 2012	December 31, 2011
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$8,235	$10,919
Accounts Receivable, net of allowance for doubtful accounts	39,894	35,669
Inventories	42,290	40,094
Other Current Assets	5,418	5,628

Total Current Assets	95,837	92,310
Property, Plant and Equipment, net of accumulated depreciation	41,757	41,122
Deferred Income Taxes	8,579	7,039
Other Assets	3,143	3,249
Intangible Assets, net of accumulated amortization	13,650	14,000
Goodwill	17,233	17,185

Total Assets	$180,199	$174,905

Current Liabilities:
Current Maturities of Long-term Debt	$5,288	$5,290
Accounts Payable	12,144	10,559
Accrued Expenses	10,206	11,568
Accrued Income Taxes	1,964	—
Billings in Excess of Recoverable Costs and Accrued Profits on Uncompleted Contracts	60	264
Customer Advance Payments and Deferred Revenue	6,299	5,796

Total Current Liabilities	35,961	33,477
Long-term Debt	21,937	27,973
Other Liabilities	16,376	10,592

Total Liabilities	74,274	72,042

Shareholders’ Equity:
Common Stock	129	129
Other Shareholders’ Equity	105,796	102,734

Total Shareholders’ Equity	105,925	102,863

Total Liabilities and Shareholders’ Equity	$180,199	$174,905

See notes to consolidated condensed financial statements

ASTRONICS CORPORATION

Consolidated Condensed Statements of Operations

Three Months Ended March 31, 2012 With Comparative Figures for 2011

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31, 2012	April 2, 2011
Sales	$65,138	$55,128
Cost of Products Sold	47,018	40,622

Gross Profit	18,120	14,506
Selling, General and Administrative Expenses	8,855	6,345

Income from Operations	9,265	8,161
Interest Expense, net of interest income	263	537

Income Before Income Taxes	9,002	7,624
Provision for Income Taxes	2,907	2,415

Net Income	$6,095	$5,209

Earnings per share:
Basic	$0.49	$0.43

Diluted	$0.46	$0.41

See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION

Consolidated Condensed Statements of Comprehensive Income

Three Months Ended March 31, 2012 With Comparative Figures for 2011

(Unaudited)

(In thousands)

	Three Months Ended
	March 31, 2012	April 2, 2011
Net Income	$6,095	$5,209

Other Comprehensive Income
Foreign Currency Translation Adjustments	110	204
Mark to Market Adjustments for Derivatives – Net of Tax	23	50
Retirement Liability Adjustment – Net of Tax	(3,727)	23

Other Comprehensive (Loss) Income	(3,594)	277

Comprehensive Income	$2,501	$5,486

See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION

Consolidated Condensed Statements of Cash Flows

Three Months Ended March 31, 2012

With Comparative Figures for 2011

(Unaudited)

(In thousands)

	March 31, 2012	April 2, 2011
Cash Flows from Operating Activities:
Net Income	$6,095	$5,209
Adjustments to Reconcile Net Income to Cash Provided (Used For) by Operating Activities:
Depreciation and Amortization	1,447	1,190
Provision for Non-Cash Losses on Inventory and Receivables	437	368
Stock Compensation Expense	318	243
Deferred Tax Expense	94	190
Other	(61)	37
Cash Flows from Changes in Operating Assets and Liabilities:
Accounts Receivable	(4,218)	(6,154)
Inventories	(2,530)	(2,363)
Accounts Payable	1,576	(1,804)
Other Current Assets and Liabilities	(1,422)	(1,232)
Billings in Excess of Recoverable Costs and Accrued Profits on Uncompleted Contracts	(204)	(215)
Customer Advanced Payments and Deferred Revenue	503	(940)
Income Taxes	2,673	2,033
Supplemental Retirement and Other Liabilities	81	(17)

Cash Provided By (Used For) Operating Activities	4,789	(3,455)

Cash Flows from Investing Activities:
Capital Expenditures	(1,665)	(754)

Cash Used For Investing Activities	(1,665)	(754)

Cash Flows from Financing Activities:
Payments for Long-term Debt	(6,052)	(2,059)
Proceeds from Exercise of Stock Options	99	289
Income Tax Benefit from Exercise of Stock Options	144	156

Cash Used For Financing Activities	(5,809)	(1,614)

Effect of Exchange Rates on Cash	1	2

Decrease in Cash and Cash Equivalents	(2,684)	(5,821)
Cash and Cash Equivalents at Beginning of Period	10,919	22,709

Cash and Cash Equivalents at End of Period	$8,235	$16,888

See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION

Notes to Consolidated Condensed Financial Statements

March 31, 2012

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

Operating Results

The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the three month periods ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in Astronics Corporation’s 2011 annual report on Form 10-K.

Description of the Business

Astronics is a leading supplier of advanced, high-performance lighting systems, electrical power generation and distribution systems, avionics databus solutions, aircraft safety systems for the global aerospace industry as well as test, training and simulation systems primarily for the military. We sell our products to airframe manufacturers (OEMs) in the commercial transport, business jet and military markets as well as FAA/Airport, OEM suppliers and aircraft operators around the world. The Company provides its products through its wholly owned subsidiaries Luminescent Systems, Inc. (“LSI”), Luminescent Systems Canada, Inc. (“LSI Canada”), DME Corporation (“DME”), Ballard Technology, Inc. (“Ballard”) and Astronics Advanced Electronic Systems Corp. (“AES”). On November 30, 2011, Astronics acquired 100% of the stock of Ballard. Ballard designs and produces avionics databus solutions for defense and commercial aerospace applications. Ballard is part of our Aerospace segment.

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

In the Test Systems segment, revenue of approximately 40% and 93% for the three months ending March 31, 2012 and April 2, 2011 respectively, is recognized from long-term, fixed-price contracts using the percentage-of-completion method of accounting, measured by multiplying the estimated total contract value by the ratio of actual contract costs incurred to date to the estimated total contract costs. Substantially all long-term contracts are with U.S. government agencies and contractors thereto. The Company makes significant estimates involving its usage of percentage-of-completion accounting to recognize contract revenues. The Company periodically reviews contracts in process for estimates-to-completion, and revises estimated gross profit accordingly. While the Company believes its estimated gross profit on contracts in process is reasonable, unforeseen events and changes in circumstances can take place in a subsequent accounting period that may cause the Company to revise its estimated gross profit on one or more of its contracts in process. Accordingly, the ultimate gross profit realized upon completion of such contracts can vary significantly from estimated amounts between accounting periods. Revenue not recognized using the percentage-of-completion method is recognized at the time of shipment of goods and transfer of title.

Cost of Products Sold, Engineering and Development and Selling, General and Administrative Expenses

Cost of products sold includes the costs to manufacture products such as direct materials and labor and manufacturing overhead as well as all engineering and developmental costs. The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. These costs are expensed when incurred and included in cost of sales. Research and development, design and related engineering amounted to $10.0 million and $8.3 million for the three months ended March 31, 2012 and April 2, 2011, respectively. Selling, general and administrative expenses include costs primarily related to our sales and marketing departments and administrative departments. Interest expense is shown net of interest income. Interest income was insignificant for the three months ended March 31, 2012 and April 2, 2011.

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, notes payable, long-term debt and interest rate swaps. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral and the Company does not hold or issue financial instruments for trading purposes. Due to their short-term nature the carrying value of cash and equivalents, accounts receivable, accounts payable, and notes payable, if any, approximate fair value. The carrying value of the Company’s variable rate long-term debt also approximates fair value due to the variable rate feature of these instruments. The Company’s interest rate swaps are recorded at fair value as described under Note 16—Fair Value and Note 17—Derivative Financial Instruments.

Derivatives

The accounting for changes in the fair value of derivatives depends on the intended use and resulting designation. The Company’s use of derivative instruments is limited to cash flow hedges for interest rate risk associated with long-term debt. Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. The Company records all derivatives on the balance sheet at fair value as described under Note 16—Fair Value and Note 17—Derivative Financial Instruments. The related gains or losses, to the extent the derivatives are effective as a hedge, are deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (AOCI). Any ineffectiveness is immediately recorded in the statement of operations.

Foreign Currency Translation

The Company accounts for its foreign currency translation in accordance with ASC Topic 830, Foreign Currency Translation. The aggregate transaction gain or loss included in operations was insignificant for the periods ending March 31, 2012 and April 2, 2011.

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

Accounting Pronouncements Adopted in 2012

On January 1, 2012, the Company adopted the new provisions of Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220). The amendments in this Update require an entity to report all non-owner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The ASU prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. The amendments are effective for annual and interim periods beginning after December 15, 2011 and should be applied retrospectively. In December 2011, the Financial Accounting Standards Board issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05). The amendments in this Update defer the effective date pertaining only to reclassification adjustments out of accumulated other comprehensive income in Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, until the Financial Accounting Standards Board is able to reconsider those presentation requirements. Other than requiring an additional statement and disclosures, the impact on the Company’s financial statements was not significant.

On January 1, 2012, the Company adopted the new provisions of ASU No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The amendments provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The amendments also change certain fair value measurement principles and enhance the disclosure requirements, particularly for Level 3 fair value measurements. The amendments are effective during interim and annual periods beginning after December 15, 2011 and should be applied prospectively. Other than requiring additional disclosures, the adoption of this amendment did not have a material impact on our consolidated financial statements.

On January 1, 2012, the Company adopted the new provisions of ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350). The amendments in this Update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this pronouncement had no impact on the Company’s financial statements.

2) Inventories

Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

(In thousands)	March 31, 2012	Dec. 31, 2011
Finished Goods	$7,918	$7,420
Work in Progress	9,683	8,477
Raw Material	24,689	24,197

	$42,290	$40,094

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

3) Property, Plant and Equipment

The following table summarizes Property, Plant and Equipment as follows:

(In thousands)	March 31, 2012	Dec. 31, 2011
Land	$2,819	$2,819
Buildings and Improvements	22,763	22,760
Machinery and Equipment	38,417	37,289
Construction in Progress	8,273	7,702

	72,272	70,570
Less Accumulated Depreciation	30,515	29,448

	$41,757	$41,122

4) Intangible Assets

The following table summarizes acquired intangible assets as follows:

		March 31, 2012		December 31, 2011
(In thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	12 Years	$1,271	$710	$1,271	$685
Trade Names	0 - 10 Years	1,853	40	1,853	7
Completed and Unpatented Technology	10 - 15 Years	5,277	1,356	5,277	1,242
Backlog and Customer Relationships	3 – 20 Years	9,985	2,630	9,985	2,452

Total Intangible Assets		$18,386	$4,736	$18,386	$4,386

All acquired intangible assets other than goodwill and one trade name are being amortized. Amortization expense for acquired intangibles is summarized as follows:

	Three Months Ended
(In thousands)	March 31, 2012	April 2, 2011
Amortization Expense	$350	$114

Amortization expense for intangible assets for each of the next five years is summarized as follows:

(In thousands)
2012	$1,261
2013	1,215
2014	1,215
2015	1,170
2016	1,166

5) Goodwill

The following table summarizes the changes in the carrying amount of goodwill for 2012:

(In thousands)	December 31, 2011	Foreign Currency Translation	March 31, 2012
Aerospace Segment	$17,185	$48	$17,233

6) Long-term Debt and Notes Payable

The Company extended and modified its existing credit facility by entering into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), dated August 31, 2011. The Company’s Credit Agreement provides for a revolving credit line in the amount of $35 million, less outstanding letters of credit, through August 31, 2016 and for the Company’s $16 million term loan maturing January 30, 2014, with interest on both loans at a rate of LIBOR plus between 1.50% and 2.50% based on the Company’s Leverage Ratio. The credit facility allocates up to $20 million of the $35 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. The credit facility is secured by substantially all of the Company’s assets.

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

There was nothing outstanding on our revolving credit facility at March 31, 2012 and December 31, 2011. The Company had available on its credit facility $23.3 million at March 31, 2012. The credit facility allocates up to $20 million of the revolving credit line for the issuance of letters of credit. At March 31, 2012, outstanding letters of credit totaled $11.7 million. In addition, the Company is required to pay a commitment fee quarterly at a rate of between 0.25% and 0.35% per annum on the unused portion of the total revolving credit commitment, also based on the Company’s Leverage Ratio.

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

7) Product Warranties

In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. The Company determines warranty reserves needed by product line based on experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended
(In thousands)	March 31, 2012	April 2, 2011
Balance at beginning of period	$1,092	$1,699
Warranties issued	526	535
Warranties settled	—	(545)
Reassessed warranty exposure	(170)	(32)

Balance at end of period	$1,448	$1,657

8) Income Taxes

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

ASC Topic 740-10 “Overall—Uncertainty in Income Taxes” (“ASC Topic 740-10”) clarifies the accounting and disclosure for uncertainty in tax positions. ASC Topic 740-10 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of ASC Topic 740-10 and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. Should the Company need to accrue a liability for uncertain tax benefits, any interest associated with that liability will be recorded as interest expense. Penalties, if any, would be recognized as operating expenses. There are no penalties or interest liability accrued as of March 31, 2012 or December 31, 2011, nor are any penalties or interest costs included in expense for the periods ending March 31, 2012 and April 2, 2011. The years under which we conducted our evaluation coincided with the tax years currently still subject to examination by major federal and state tax jurisdictions, those being 2010 through 2011 for federal purposes and 2008 through 2011 for state purposes.

The effective tax rates for the three months ended March 31, 2012 and April 2, 2011 was approximately 32.3% and 31.7%, respectively, are lower than would be expected by applying the U.S. federal statutory tax rate to earnings before income taxes. The first quarter of 2012 was impacted primarily by the domestic production activity deduction, as well as lower state and foreign taxes. The first quarter of 2011 was impacted by the domestic production activity deduction, lower state and foreign taxes as well as the impact of domestic R&D tax credits in the net amount of $0.1 million.

9) Shareholders’ Equity

The changes in shareholders’ equity for the three months ended March 31, 2012 are summarized as follows:

		Number of Shares
	Amount	Common Stock	Convertible Class B Stock
Shares Authorized		20,000,000	5,000,000
Share Par Value		$0.01	$0.01

(Dollars in thousands)
COMMON STOCK
Beginning of Period	$129	9,680,825	3,194,229
Conversion of Class B Shares to Common Shares	—	187,516	(187,516)
Exercise of Stock Options	—	18,560	4,818

End of Period	$129	9,886,901	3,011,531

ADDITIONAL PAID IN CAPITAL
Beginning of Period	$19,279
Stock Compensation Expense	318
Exercise of Stock Options	243

End of Period	$19,840

ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of Period	$(886)
Foreign Currency Translation Adjustment	110
Mark to Market Adjustment for Derivatives	23
Retirement Liability Adjustment	(3,727)

End of Period	$(4,480)

RETAINED EARNINGS
Beginning of Period	$86,622
Net Income	6,095

End of Period	$92,717

TREASURY STOCK
Beginning of Period	$(2,281)	(178,546)	(349,795)
Purchase (disposal)	—	—	—

End of Period	$(2,281)	(178,546)	(349,795)

TOTAL SHAREHOLDERS’ EQUITY
Beginning of Period	$102,863	9,502,279	2,844,434

End of Period	$105,925	9,708,355	2,661,736

10) Earnings Per Share

Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended
(In thousands)	March 31, 2012	April 2, 2011
Basic earnings per share weighted average shares	12,358	12,079
Net effect of dilutive stock options	756	712

Diluted earnings per share weighted average shares	13,114	12,791

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

11) Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

(In thousands)	March 31, 2012	Dec. 31, 2011
Foreign Currency Translation Adjustments	$1,342	$1,232

Mark to Market Adjustments for Derivatives – Before Tax	(358)	(393)
Tax Benefit	125	137

Mark to Market Adjustments for Derivatives – After Tax	(233)	(256)

Retirement Liability Adjustment – Before Tax	(8,599)	(2,865)
Tax Benefit	3,010	1,003

Retirement Liability Adjustment – After Tax	(5,589)	(1,862)

Accumulated Other Comprehensive Loss	$(4,480)	$(886)

The components of other comprehensive income (loss) are as follows:

	Three Months Ended
(In thousands)	March 31, 2012	April 2, 2011
Foreign Currency Translation Adjustments	$110	$204

Reclassification to Interest Expense	60	77
Mark to Market Adjustments for Derivatives	(25)	—
Tax Expense	(12)	(27)

Mark to Market Adjustments for Derivatives	23	50

Retirement Liability Adjustment	(5,734)	35
Tax (Expense) Benefit	2,007	(12)

Retirement Liability Adjustment	(3,727)	23

Other Comprehensive (Loss) Income	$(3,594)	$277

12) Supplemental Retirement Plan and Related Post Retirement Benefits

The Company has two non-qualified supplemental retirement defined benefit plans (“SERP” and “SERP II”) for certain executives. The following table sets forth information regarding the net periodic pension cost for the plans.

	Three Months Ended
(In thousands)	March 31, 2012	April 2, 2011
Service cost	$41	$12
Interest cost	104	82
Amortization of prior service cost	59	27
Amortization of net actuarial losses	23	3

Net periodic cost	$227	$124

Participants in the SERP are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The following table sets forth information regarding the net periodic cost recognized for those benefits:

	Three Months Ended
(In thousands)	March 31, 2012	April 2, 2011
Service cost	$1	$—
Interest cost	6	7
Amortization of prior service cost	6	6
Amortization of net actuarial gains	—	(1)

Net periodic cost	$13	$12

On March 6, 2012 the Company adopted a new non-qualified supplemental retirement defined benefit plan (“SERP II”) for additional certain named executive officers. The Company recorded a liability at the date of adoption of $5.8 million for the projected benefit obligation. Pension cost of the new plan for the year ending December 31, 2012 is estimated to be approximately $0.8 million. The plan is unfunded and the Company does not expect to make and contributions to the plan, nor does it expect any benefits will be paid from the plan in 2012.

13) Sales to Major Customers

The Company has a significant concentration of business with two major customers, Panasonic Aviation Corporation and various departments of the U.S. Government, primarily branches of the Department of Defense and the Federal Aviation Administration. The following is information relating to the activity with those customers:

	Three Months Ended
	March 31, 2012	April 2, 2011
Percent of consolidated revenue
Panasonic	41.6%	36.1%
U.S. Government	7.8%	12.1%

(In thousands)	March 31, 2012	Dec. 31, 2011
Accounts Receivable
Panasonic	$14,295	$9,878
U.S. Government	3,405	3,866

14) Legal Proceedings

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

15) Segment Information

Below are the sales and operating profit by segment for the three months ended March 31, 2012 and April 2, 2011 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is the net sales less cost of sales and other operating expenses excluding interest and other expenses and corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment.

	Three Months Ended
(Dollars in thousands)	March 31, 2012	April 2, 2011
Sales
Aerospace	$62,001	$50,199
Test Systems	3,137	4,929

Sales	$65,138	$55,128

Operating Profit (Loss) and Margins
Aerospace	$11,878	$9,319
	19.2%	18.6%
Test Systems	(1,075)	17
	(34.3)%	0.3%

Total Operating Profit	10,803	9,336
	16.6%	16.9%
Deductions from Operating Profit
Interest Expense	263	537
Corporate Expenses and Other	1,538	1,175

Income Before Income Taxes	$9,002	$7,624

Identifiable Assets

(In thousands)	March 31, 2012	Dec. 31, 2011
Aerospace	$144,156	$136,930
Test Systems	12,479	20,020
Corporate	23,564	17,955

Total Assets	$180,199	$174,905

16) Fair Value

ASC Topic 820, “Fair value Measurements and Disclosures”, (“ASC Topic 820”) defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. ASC Topic 820 defines fair value based upon an exit price model. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and involves consideration of factors specific to the asset or liability.

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

On a Recurring Basis:

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2012 and December 31, 2011:

(In thousands)	Classification	Total	Level 1	Level 2	Level 3
Interest rate swaps	Other Liabilities
March 31, 2012		$(358)	$—	$(358)	$—
December 31, 2011		(393)	—	(393)	—
Acquisition contingent consideration	Other Liabilities
March 31, 2012		$(720)	$—	$—	$(720)
December 31, 2011		(720)	—	—	(720)

Interest rate swaps are securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach (See Note 17).

Our Level 3 fair value liabilities represent contingent consideration recorded related to the Ballard acquisition to be paid up to a maximum of $5.5 million if certain revenue growth targets are met over the next five years. The amounts recorded were calculated using an estimate of the probability of the future cash outflows. The varying contingent payments were then discounted to the present value utilizing a discounted cash flow methodology. The contingent consideration liability has no observable Level 1 or Level 2 inputs. There was no change in the fair value of this liability from December 31, 2011.

On a Non-recurring Basis:

In accordance with the provisions of ASC Topic 350 “Intangibles – Goodwill and Other” the Company estimates the fair value of reporting units, utilizing unobservable Level 3 inputs. Level 3 inputs require significant management judgment due to the absence of quoted market prices or observable inputs for assets of a similar nature. The Company utilizes a discounted cash flow analysis to estimate the fair value of reporting units utilizing unobservable inputs. The fair value measurement of the reporting unit under the step-one and step-two analysis of the goodwill impairment test are classified as Level 3 inputs.

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

At March 31, 2012, the fair value of goodwill and intangible assets classified using Level 3 inputs are as follows:

•

Beginning January 1, 2012, previously unamortized trade names in the Test Systems segment with a fair value of $0.4 million are now being amortized over 10 years. The fair value measurement of total amortized intangible assets in the Test Systems reporting unit is $3.9 million. Inputs used to calculate the fair value were internal forecasts used to estimate undiscounted future cash flows. There was no change in fair value from December 31, 2011.

•	The Ballard goodwill and intangible assets acquired on November 30, 2011, were valued at fair value using a discounted cash flow methodology and are classified as Level 3 inputs.

As of March 31, 2012, the Company concluded that no indicators of intangible or goodwill impairment existed and an interim test was not performed.

Due to their short-term nature, the carrying value of cash and equivalents, accounts receivable, accounts payable, and notes payable approximate fair value. The carrying value of the Company’s variable rate long-term debt also approximates fair value due to the variable rate feature of these instruments.

17) Derivative Financial Instruments

At March 31, 2012, we had interest rate swaps consisting of the following:

a)	An interest rate swap with a notional amount of approximately $2.2 million at March 31, 2012, entered into in February 2006, related to the Company’s Series 1999 New York Industrial Revenue Bond which effectively fixes the rate at 3.99% plus a spread based on the Company’s leverage ratio on this obligation through 2016.

b)	An interest rate swap with a notional amount of $8.0 million at March 31, 2012, entered into on March 19, 2009 related to the Company’s term note issued January 30, 2009. The swap effectively fixes the rate at 2.115% plus a spread based on the Company’s leverage ratio on the notional amount (which decreases in concert with the scheduled note repayment schedule). The swap agreement became effective October 1, 2009 and expires January 30, 2014.

At both March 31, 2012 and December 31, 2011, the fair value of interest rate swaps was a liability of $0.4 million, which is included in other long-term liabilities (See Note 16). Amounts expected to be reclassified to earnings in the next 12 months is approximately $0.1 million.

To the extent the interest rate swaps are not perfectly effective in offsetting the change in the value of the payments being hedged; the ineffective portion of these contracts is recognized in earnings immediately as interest expense. Ineffectiveness, if any, was not significant for the three months ended March 31, 2012 and April 2, 2011, respectively. The Company classifies the cash flows from hedging transactions in the same category as the cash flows from the respective hedged items. Amounts from ineffectiveness, if any, to be reclassified during 2012 are not expected to be significant.

Activity in accumulated other comprehensive income (“AOCI”) related to these derivatives is summarized below:

	Three Months Ended
(In thousands)	March 31, 2012	April 2, 2011
Derivative balance at the beginning of the period in AOCI	$(256)	$(338)
Net deferral in AOCI of derivatives:
Net (increase) decrease in fair value of derivatives	(25)	—
Tax effect	10	—

	(15)	—

Net reclassification from AOCI into earnings:
Reclassification from AOCI into earnings – Interest expense	60	77
Tax effect	(22)	(27)

	38	50

Net change in derivatives for the period	23	50

Derivative balance at the end of the period in AOCI	$(233)	$(288)

18) Recent Accounting Pronouncements

The Company’s management has reviewed recent accounting pronouncements issued through the date of the issuance of financial statements. In management’s opinion, none of these new pronouncements apply or will have a material effect on the Company’s financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10-K for the year ended December 31, 2011.)

OVERVIEW

Astronics Corporation, through its subsidiaries Astronics Advanced Electronic Systems Corp., Ballard Technology, DME Corporation, Luminescent Systems Inc. and Luminescent Systems Canada Inc. designs and manufactures electrical power generation systems, control and distribution systems, lighting systems and components, aircraft safety products, avionics data bus solutions and test, training and simulation systems. The Company operates in two distinct segments, Aerospace and Test Systems and has seven principal facilities. The Company has one location in each of New York State, New Hampshire and Quebec, Canada, and two facilities in each of Washington State, and Florida.

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

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Three Months Ended
(Dollars in thousands)	March 31, 2012	April 2, 2011
Sales	$65,138	$55,128
Gross Margin	$18,120	$14,506
SG&A Expenses as a Percentage of Sales	13.6%	11.5%
Interest Expense, net of interest income	$263	$537
Effective Tax Rate	32.3%	31.7%
Net Earnings	$6,095	$5,209

A discussion by segment can be found at “Segment Results of Operations and Outlook” in this MD&A.

Our consolidated sales for the first quarter of 2012 increased by 18.2% to $65.1 million compared to $55.1 million for the same period last year. Aerospace sales increased by $11.8 million while Test Systems revenue decreased by $1.8 million.

Consolidated gross margins improved to approximately 27.8% in the first quarter of 2012 compared to approximately 26.3% in the first quarter of 2011. The improved margins were a result of leverage that was achieved from increased sales volumes in the Aerospace segment, somewhat offset by decreased margins due to lower sales volumes in the Test system segment.

Selling, general and administrative (“SG&A”) expenses were approximately $8.9 million, or 13.6% of sales in the first quarter of 2012, compared to $6.3 million, or 11.5% of sales in the same period last year. The increase was due primarily to the November 2011 acquisition of Ballard Technology, which added $1.2 million to SG&A in the first quarter of 2012 as well as increased compensation costs and increased legal expenses incurred during the first quarter of 2012 when compared to the prior year.

Interest expense, net of interest income for the first quarter decreased by $0.2 million from $0.5 million to $0.3 million, due primarily to a combination of lower interest rates and reduced debt levels when compared with the same period last year.

The effective tax rates for the three months ended March 31, 2012 and April 2, 2011 were 32.3% and 31.7%, respectively, lower than would be expected by applying the U.S. federal statutory tax rate to earnings before income taxes. The first quarter of 2012 was lower than the federal statutory rate due to the domestic production activity deduction as well as a lower tax rate on foreign income. The first quarter of 2011 tax rate was lower than the federal statutory rate due to the domestic production activity deduction, a lower tax rate on foreign income and the impact of domestic R&D tax credits.

Net income for the first quarter of 2012 was $6.1 million or $0.46 per diluted share, an increase of $0.9 million from $5.2 million, or $0.41 per diluted share in the first quarter of 2011. The earnings per share increase in 2012 compared to 2011 is due primarily to higher net income.

SEGMENT RESULTS OF OPERATIONS AND OUTLOOK

Operating profit, as presented below, is sales less cost of sales and other operating expenses, excluding interest expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment. Operating profit is reconciled to earnings before income taxes in Note 15 of the Notes to Consolidated Condensed Financial Statements included in this report.

AEROSPACE

	Three Months Ended
(In thousands)	March 31, 2012	April 2, 2011
Sales	$62,001	$50,199
Operating profit	$11,878	$9,319
Operating Margin	19.2%	18.6%

	March 31, 2012	Dec. 31, 2011
Total Assets	$144,156	$136,930
Backlog	$94,468	$97,903

Aerospace Sales by Market	Three Months Ended
(In thousands)	March 31, 2012	April 2, 2011
Commercial Transport	$44,108	$32,926
Military	8,918	9,259
Business Jet	6,654	6,637
FAA/Airport	2,321	1,377

	$62,001	$50,199

Aerospace Sales by Product Line	Three Months Ended
(In thousands)	March 31, 2012	April 2, 2011
Cabin Electronics	$35,039	$26,075
Aircraft Lighting	16,987	18,171
Airframe Power	4,529	4,576
Airfield Lighting	2,321	1,377
Avionics Databus	3,125	—

	$62,001	$50,199

Sales to the Commercial Transport market increased primarily on higher demand for Cabin Electronics products, as well as increased sales of aircraft lighting, airframe power and the addition of Ballard Technology’s (“Ballard”) avionics databus products. Ballard was acquired in November of 2011. Military sales were down primarily as a result of lower sales of aircraft lighting products partially offset by the addition of avionics databus products. Sales to the Business Jet market were flat when compared to last year’s first quarter. Increased aircraft lighting and avionics databus sales were offset by decreased sales of airframe power products to the Business Jet market. The increase in first quarter FAA airport sales was due to increased volume from the FAA.

Aerospace operating profit for the first quarter of 2012 was $11.9 million, or 19.2% of sales, compared with $9.3 million, or 18.6% of sales, in the same period last year. The increase in the 2012 first quarter operating margin was due to leverage from the increased sales volume partially offset by increased engineering and development costs and increased SG&A expense. The increased SG&A expense was due primarily to the November 2011 acquisition of Ballard Technology, which added $1.2 million to SG&A in the first quarter of 2012 as well as increased compensation costs and increased legal expenses incurred during the first quarter of 2012 when compared to the prior year.

2012 Outlook for Aerospace – We are increasing our sales forecast for 2012 for our Aerospace segment to be in the range of $240 million to $253 million. The Aerospace segment’s backlog at the end of the first quarter of 2012 was $94.5 million with approximately $79.0 million expected to be shipped over the remaining part of 2012.

TEST SYSTEMS

	Three Months Ended
(In thousands)	March 31, 2012	April 2, 2011
Sales	$3,137	$4,929
Operating (loss) profit	$(1,075)	$17
Operating Margin	(34.3)%	0.3%

	March 31, 2012	Dec. 31, 2011
Total Assets	$12,479	$20,020
Backlog	$7,544	$8,409

Sales in the 2012 first quarter decreased $1.8 million to $3.1 million when compared with sales of $4.9 million for the same period in 2011.

Test Systems operating loss for the first quarter of 2012 was $1.1 million compared with break even in the same period last year as the margins from the lower sales volume were not sufficient to cover fixed operating costs.

2012 Outlook for Test Systems – We are maintaining our sales forecast for 2012 for our Test Systems segment to be in the range of $10 million to $12 million. The Test Systems segment’s backlog at the end of the first quarter of 2012 was $7.5 million with approximately $5.7 million expected to be shipped over the remaining part of 2012. New orders received during the quarter for the Test Systems segment totaled $2.3 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $4.8 million during the first three months of 2012, as compared with $3.5 million of cash used by operations during the first three months of 2011. The change was due to higher net income and less cash used for working capital components.

Cash used for investing activities was $1.7 million in the first three months of 2012, an increase in use of $0.9 million when compared to $0.8 million used in the first three months of 2011. This increase was due to increased capital expenditures.

In the first three months of 2012 cash used for financing activities totaled $5.8 million compared to cash used by financing activities of $1.6 million in the first three months of 2011. The change was due primarily to the payoff of the $5.0 million subordinated promissory note in January, 2012.

The Company expects capital spending in 2012 to be approximately $17 million to $20 million including the completion of the build out and occupation of the Kirkland property. Management believes that the Company’s cash flow from operations and revolving credit facility will be sufficient to provide funding for future capital requirements.

There was no balance outstanding on our revolving credit facility at March 31, 2012. The revolving credit facility provides for borrowing up to $35.0 million. The credit facility allocates up to $20 million of the revolving credit line for the issuance of letters of credit, including certain existing letters of credit totaling approximately $11.7 million at March 31, 2012. For working capital requirements, the Company had available on its credit facility, $23.3 million and $22.9 million at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012, we were in compliance with all of the covenants pursuant to the credit facility.

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

BACKLOG

The Company’s backlog at March 31, 2012 was $102.0 million compared with $106.3 million at December 31, 2011 and $99.1 million at April 2, 2011.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Company’s contractual obligations and commercial commitments have not changed materially from those disclosed in the Company’s Form 10-K for the year ended December 31, 2011.

MARKET RISK

The Company believes that there have been no material changes in the current year regarding the market risk information for its exposure to currency exchange rates or interest rate fluctuations. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for a complete discussion of the Company’s market risk.

CRITICAL ACCOUNTING POLICIES

Refer to the Company’s annual report on Form 10-K for the year ended December 31, 2011 for a complete discussion of the Company’s critical accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

See Part 1, Note 1 and Note 18 to the Financial Statements – Basis of Presentation, Accounting Pronouncements Adopted in 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Market Risk in Item 2, above.

Item 4. Controls and Procedures

a)	The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

b)	Changes in Internal Control over Financial Reporting—There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Item 1a Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or results of operations. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

The Company has a significant concentration of business with two customers, Panasonic Avionics Corporation and the US Government, where a significant reduction in sales would negatively impact our sales and earnings. We provide Panasonic with cabin electronics products which, in total were approximately 41.6% of revenue during the first quarter of 2012. We provide the US Government with military products which, in total were approximately 7.8% of revenue during the first quarter of 2012.

Item 2. Unregistered sales of equity securities and use of proceeds

(c) The following table summarizes the Company’s purchases of its common stock for the quarter ended March 31, 2012:

Period	(a) Total number of shares Purchased(1)	(b) Average Price Paid per Share	(c) Total number of shares Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 28, 2012	—	—	—	—
January 29 – February 25, 2012	2,082	35.66	—	—
February 26 – March 31, 2012	—	—	—	—
Total	—	—	—	—

(1)	In connection with the exercise of stock options, we accept, from time to time, delivery of shares to pay the exercise price of stock options. During February, we accepted delivery of 2,082 shares at $35.66 in connection with the exercise of stock options.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

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

ASTRONICS CORPORATION
(Registrant)

Date: May 4, 2012	By:	/s/ David C. Burney
David C. Burney Vice President-Finance and Treasurer (Principal Financial Officer)