Form 10-Q
period 2012-06-30
ASTRONICS CORP
filed 2012-08-08
CIK 8063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

As of June 30, 2012, 12,396,288 shares of common stock were outstanding consisting of 9,783,503 shares of common stock ($.01 par value) and 2,612,785 shares of Class B common stock ($.01 par value).

Part 1 – Financial Information

Item 1. Financial Statements

ASTRONICS CORPORATION

Consolidated Condensed Balance Sheets

June 30, 2012 with Comparative Figures for December 31, 2011

(In thousands)

	June 30, 2012	December 31, 2011
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$8,168	$10,919
Accounts Receivable, net of allowance for doubtful accounts	43,536	35,669
Inventories	44,572	40,094
Other Current Assets	5,567	5,628

Total Current Assets	101,843	92,310

Property, Plant and Equipment, net of accumulated depreciation	43,562	41,122

Deferred Income Taxes	8,886	7,039
Other Assets	2,749	3,249
Intangible Assets, net of accumulated amortization	13,347	14,000
Goodwill	17,185	17,185

Total Assets	$187,572	$174,905

Current Liabilities:
Current Maturities of Long-term Debt	$5,273	$5,290
Accounts Payable	11,164	10,559
Accrued Expenses	11,692	11,568
Accrued Income Taxes	340	—
Billings in Excess of Recoverable Costs and Accrued Profits on Uncompleted Contracts	—	264
Customer Advance Payments and Deferred Revenue	10,556	5,796

Total Current Liabilities	39,025	33,477

Long-term Debt	20,484	27,973
Other Liabilities	16,437	10,592

Total Liabilities	75,946	72,042

Shareholders’ Equity:
Common Stock	129	129
Other Shareholders’ Equity	111,497	102,734

Total Shareholders’ Equity	111,626	102,863

Total Liabilities and Shareholders’ Equity	$187,572	$174,905

See notes to consolidated condensed financial statements

ASTRONICS CORPORATION

Consolidated Condensed Statements of Operations

Three and Six Months Ended June 30, 2012 With Comparative Figures for 2011

(Unaudited)

(In thousands, except per share data)

	Six Months Ended		Three Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Sales	$130,127	$110,603	$64,989	$55,475

Cost of Products Sold	94,953	81,711	47,935	41,089

Gross Profit	35,174	28,892	17,054	14,386

Selling, General and Administrative Expenses	18,133	13,489	9,278	7,144

Income from Operations	17,041	15,403	7,776	7,242

Interest Expense, Net of Interest Income	529	1,071	266	534

Income Before Income Taxes	16,512	14,332	7,510	6,708

Provision for Income Taxes	5,223	4,575	2,316	2,160

Net Income	$11,289	$9,757	$5,194	$4,548

Earnings per share:
Basic	$0.91	$0.81	$0.42	$0.37

Diluted	$0.86	$0.76	$0.39	$0.35

See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION

Consolidated Condensed Statements of Comprehensive Income

Three and six months ended June 30, 2012 With Comparative Figures for 2011

(Unaudited)

(In thousands)

	Six Months Ended		Three Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Net Income	$11,289	$9,757	$5,194	$4,548

Other Comprehensive Income:

Foreign Currency Translation Adjustments	(7)	203	(117)	(1)

Mark to Market Adjustments for Derivatives – Net of Tax	50	37	27	(13)

Retirement Liability Adjustment – Net of Tax	(3,587)	45	140	22

Other Comprehensive (Loss) Income	(3,544)	285	50	8

Comprehensive Income	$7,745	$10,042	$5,244	$4,556

See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION

Consolidated Condensed Statements of Cash Flows

Six months ended June 30, 2012

With Comparative Figures for 2011

(Unaudited)

(In thousands)

	June 30, 2012	July 2, 2011
Cash Flows from Operating Activities:
Net Income	$11,289	$9,757
Adjustments to Reconcile Net Income to Cash Provided by (Used For) Operating Activities:
Depreciation and Amortization	2,831	2,394
Provision for Non-Cash Losses on Inventory and Receivables	574	597
Stock Compensation Expense	723	537
Deferred Tax Expense	(476)	370
Other	143	(85)
Cash Flows from Changes in Operating Assets and Liabilities:
Accounts Receivable	(7,903)	(4,735)
Inventories	(5,021)	(3,559)
Accounts Payable	607	(774)
Other Current Assets and Liabilities	265	(701)
Billings in Excess of Recoverable Costs and Accrued Profits on Uncompleted Contracts	(264)	(393)
Customer Advanced Payments and Deferred Revenue	4,760	(147)
Income Taxes	1,049	(17)
Supplemental Retirement and Other Liabilities	381	(88)

Cash Provided By Operating Activities	8,958	3,156

Cash Flows from Investing Activities:
Capital Expenditures	(4,496)	(6,979)

Cash Used For Investing Activities	(4,496)	(6,979)

Cash Flows from Financing Activities:
Payments for Long-term Debt	(7,507)	(3,499)
Proceeds from Exercise of Stock Options	151	490
Income Tax Benefit from Exercise of Stock Options	144	196

Cash Used For Financing Activities	(7,212)	(2,813)

Effect of Exchange Rates on Cash	(1)	2

Decrease in Cash and Cash Equivalents	(2,751)	(6,634)

Cash and Cash Equivalents at Beginning of Period	10,919	22,709

Cash and Cash Equivalents at End of Period	$8,168	$16,075

See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION

Notes to Consolidated Condensed Financial Statements

June 30, 2012

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

Operating Results

The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Description of the Business

Astronics is a leading supplier of advanced, high-performance lighting systems, electrical power generation and distribution systems, avionics databus solutions, enhanced vision systems, aircraft safety systems for the global aerospace industry as well as test, training and simulation systems primarily for the military. We sell our products to airframe manufacturers (OEMs) in the commercial transport, business jet and military markets as well as FAA/Airport, OEM suppliers and aircraft operators around the world. The Company provides its products through its wholly owned subsidiaries Luminescent Systems, Inc. (“LSI”), Luminescent Systems Canada, Inc. (“LSI Canada”), DME Corporation (“DME”), Ballard Technology, Inc. (“Ballard”), Max-Viz Inc. (“Max-Viz”) and Astronics Advanced Electronic Systems Corp. (“AES”). On November 30, 2011, Astronics acquired 100% of the stock of Ballard. Ballard designs and produces avionics databus solutions for defense and commercial aerospace applications. Ballard is part of our Aerospace segment. On July 30, 2012 Astronics acquired 100% of the stock of Max-Viz, Inc. Max-Viz is a manufacturer of industry‑leading Enhanced Vision Systems for defense and commercial aerospace applications for the purpose of improving situational awareness.

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

In the Test Systems segment, revenue of approximately 39% and 68% for the three months ending June 30, 2012 and July 2, 2011 respectively and approximately 39% and 83% for the six months ending June 30, 2012 and July 2, 2011 respectively, is recognized from long-term, fixed-price contracts using the percentage-of-completion method of accounting, measured by multiplying the estimated total contract value by the ratio of actual contract costs incurred to date to the estimated total contract costs. Substantially all long-term contracts are with U.S. government agencies and contractors thereto. The Company makes significant estimates involving its usage of percentage-of-completion accounting to recognize contract revenues. The Company periodically reviews contracts in process for estimates-to-completion, and revises estimated gross profit accordingly. While the Company believes its estimated gross profit on contracts in process is reasonable, unforeseen events and changes in circumstances can take place in a subsequent accounting period that may cause the Company to revise its estimated gross profit on one or more of its contracts in process. Accordingly, the ultimate gross profit realized upon completion of such contracts can vary significantly from estimated amounts between accounting periods. Revenue not recognized using the percentage-of-completion method is recognized at the time of shipment of goods and transfer of title.

Cost of Products Sold, Engineering and Development and Selling, General and Administrative Expenses

Cost of products sold includes the costs to manufacture products such as direct materials and labor and manufacturing overhead as well as all engineering and developmental costs. The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. These costs are expensed when incurred and included in cost of sales. Research and development, design and related engineering amounted to $11.1 million and $8.8 million for the three months ended June 30, 2012 and July, 2, 2011 respectively and $21.1 million and $17.1 million for the six months ended June 30, 2012 and July 2, 2011, respectively. Selling, general and administrative expenses include costs primarily related to our sales and marketing departments and administrative departments. Interest expense is shown net of interest income. Interest income was insignificant for each of the three and six months ended for both June 30, 2012 and July 2, 2011.

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, notes payable, long-term debt and interest rate swaps. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral and the Company does not hold or issue financial instruments for trading purposes. Due to their short-term nature the carrying value of cash and equivalents, accounts receivable, accounts payable, and notes payable, if any, approximate fair value. The carrying value of the Company’s variable rate long-term debt also approximates fair value due to the variable rate feature of these instruments. The Company’s interest rate swaps are recorded at fair value as described under Note 16  ‑ Fair Value and Note 17 ‑ Derivative Financial Instruments.

Derivatives

The accounting for changes in the fair value of derivatives depends on the intended use and resulting designation. The Company’s use of derivative instruments is limited to cash flow hedges for interest rate risk associated with long-term debt. Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. The Company records all derivatives on the balance sheet at fair value as described under Note 16 - Fair Value and Note 17 ‑ Derivative Financial Instruments. The related gains or losses, to the extent the derivatives are effective as a hedge, are deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (AOCI). Any ineffectiveness is immediately recorded in the statement of operations.

Foreign Currency Translation

The Company accounts for its foreign currency translation in accordance with ASC Topic 830, Foreign Currency Translation. The aggregate transaction gain or loss included in operations was insignificant for the periods ending June 30, 2012 and July 2, 2011.

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

On January 1, 2012, the Company adopted the new provisions of ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350). The amendments in this Update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this pronouncement had no impact on the Company’s financial statements.

2) Inventories

Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

(In thousands)	June 30, 2012	December 31, 2011

Finished Goods	$10,546	$7,420
Work in Progress	8,089	8,477
Raw Material	25,937	24,197

	$44,572	$40,094

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

3) Property, Plant and Equipment

The following table summarizes Property, Plant and Equipment as follows:

(In thousands)	June 30, 2012	December 31, 2011

Land	$2,819	$2,819
Buildings and Improvements	22,774	22,760
Machinery and Equipment	39,209	37,289
Construction in Progress	10,239	7,702

	75,041	70,570
Less Accumulated Depreciation	31,479	29,448

	$43,562	$41,122

4) Intangible Assets

The following table summarizes acquired intangible assets as follows:

		June 30, 2012		December 31, 2011
(In thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	12 Years	$1,271	$735	$1,271	$685
Trade Names	0 - 10 Years	1,853	72	1,853	7
Completed and Unpatented Technology	10 - 15 Years	5,277	1,472	5,277	1,242
Backlog and Customer Relationships	3 - 20 Years	9,985	2,760	9,985	2,452

Total Intangible Assets		$18,386	$5,039	$18,386	$4,386

All acquired intangible assets other than goodwill and one trade name are being amortized. Amortization expense for acquired intangibles is summarized as follows:

	Six Months Ended		Three Months Ended
(In thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Amortization Expense	$653	$217	$304	$103

Amortization expense for intangible assets for each of the next five years is summarized as follows:

(In thousands)

2012	$1,261
2013	1,215
2014	1,215
2015	1,170
2016	1,166

5) Goodwill

The following table summarizes the changes in the carrying amount of goodwill for 2012:

(In thousands)	December 31, 2011	Foreign Currency Translation	June 30, 2012

Aerospace Segment	$17,185	$—	$17,185

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

There was nothing outstanding on our revolving credit facility at June 30, 2012 and December 31, 2011. The Company had available on its credit facility $23.3 million at June 30, 2012. The credit facility allocates up to $20 million of the revolving credit line for the issuance of letters of credit. At June 30, 2012, outstanding letters of credit totaled $11.7 million. In addition, the Company is required to pay a commitment fee quarterly at a rate of between 0.25% and 0.35% per annum on the unused portion of the total revolving credit commitment, also based on the Company’s Leverage Ratio.

The $5.0 million subordinated promissory note with interest fixed at 6.0% was paid in its entirety on January 13, 2012.

7) Product Warranties

In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. The Company determines warranty reserves needed by product line based on experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Six months ended		Three Months Ended
(In thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Balance at beginning of period	$1,092	$1,699	$1,448	$1,657
Warranties issued	772	987	246	448
Warranties settled	(473)	(953)	(303)	(408)
Reassessed warranty exposure	—	(343)	—	(307)

Balance at end of period	$1,391	$1,390	$1,391	$1,390

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

ASC Topic 740-10 “Overall - Uncertainty in Income Taxes” (“ASC Topic 740-10”) clarifies the accounting and disclosure for uncertainty in tax positions. ASC Topic 740-10 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of ASC Topic 740-10 and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. Should the Company need to accrue a liability for uncertain tax benefits, any interest associated with that liability will be recorded as interest expense. Penalties, if any, would be recognized as operating expenses. There are no penalties or interest liability accrued as of June 30, 2012 or December 31, 2011, nor are any penalties or interest costs included in expense for the periods ending June 30, 2012 and July 2, 2011. The years under which we conducted our evaluation coincided with the tax years currently still subject to examination by major federal and state tax jurisdictions, those being 2010 through 2011 for federal purposes and 2008 through 2011 for state purposes.

The effective tax rate was 31.6% and 31.9% for the six months and 30.8% and 32.2% for the three months ended June 30, 2012 and July 2, 2011, respectively. The effective tax rate for the three and six months of 2012 was impacted primarily by the domestic production activity deduction, as well as lower state and foreign taxes. The effective tax rate for the three and six months of 2011 was impacted primarily by the domestic production activity deduction as well as the impact of domestic R&D tax credits, offset somewhat by higher state and foreign taxes.

9) Shareholders’ Equity

The changes in shareholders’ equity for the six months ended June 30, 2012 are summarized as follows:

		Number of Shares
	Amount	Common Stock	Convertible Class B Stock

Shares Authorized		20,000,000	5,000,000
Share Par Value		$0.01	$0.01

(Dollars in thousands)

COMMON STOCK
Beginning of Period	$129	9,680,825	3,194,229
Conversion of Class B Shares to Common Shares	—	249,793	(249,793)
Exercise of Stock Options	—	31,431	18,144

End of Period	$129	9,962,049	2,962,580

ADDITIONAL PAID IN CAPITAL
Beginning of Period	$19,279
Stock Compensation Expense	723
Exercise of Stock Options	295

End of Period	$20,297

ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of Period	$(886)
Foreign Currency Translation Adjustment	(7)
Mark to Market Adjustment for Derivatives	50
Retirement Liability Adjustment	(3,587)

End of Period	$(4,430)

RETAINED EARNINGS
Beginning of Period	$86,622
Net Income	11,289

End of Period	$97,911

TREASURY STOCK
Beginning of Period	$(2,281)	(178,546)	(349,795)
Purchase (disposal)	—	—	—

End of Period	$(2,281)	(178,546)	(349,795)

TOTAL SHAREHOLDERS’ EQUITY

Beginning of Period	$102,863	9,502,279	2,844,434

End of Period	$111,626	9,783,503	2,612,785

10) Earnings Per Share

Basic and diluted weighted-average shares outstanding are as follows:

	Six Months Ended		Three Months Ended
(In thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Basic earnings per share weighted average shares	12,374	12,093	12,390	12,107
Net effect of dilutive stock options	764	739	772	766

Diluted earnings per share weighted average shares	13,138	12,832	13,162	12,873

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

11) Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

(In thousands)	June 30, 2012	Dec. 31, 2011

Foreign Currency Translation Adjustments	$1,225	$1,232

Mark to Market Adjustments for Derivatives – Before Tax	(316)	(393)
Tax Benefit	110	137

Mark to Market Adjustments for Derivatives – After Tax	(206)	(256)

Retirement Liability Adjustment – Before Tax	(8,415)	(2,865)
Tax Benefit	2,966	1,003

Retirement Liability Adjustment – After Tax	(5,449)	(1,862)

Accumulated Other Comprehensive Loss	$(4,430)	$(886)

The components of other comprehensive income (loss) are as follows:

	Six Months Ended		Three Months Ended
(In thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Foreign Currency Translation Adjustments	$(7)	$203	$(117)	$(1)

Reclassification to Interest Expense	114	155	54	78
Mark to Market Adjustments for Derivatives	(37)	(98)	(12)	(98)
Tax Expense	(27)	(20)	(15)	7

Mark to Market Adjustments for Derivatives	50	37	27	(13)

Retirement Liability Adjustment	(5,550)	69	183	34
Tax (Expense) Benefit	1,963	(24)	(43)	(12)

Retirement Liability Adjustment	(3,587)	45	140	22

Other Comprehensive (Loss) Income	$(3,544)	$285	$50	$8

12) Supplemental Retirement Plan and Related Post Retirement Benefits

The Company has two non-qualified supplemental retirement defined benefit plans (“SERP” and “SERP II”) for certain executive officers. The following table sets forth information regarding the net periodic pension cost for the plans.

	Six Months Ended		Three Months Ended
(In thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Service cost	$128	$24	$88	$12
Interest cost	252	164	147	82
Amortization of prior service cost	181	54	122	27
Amortization of net actuarial losses	46	6	23	3

Net periodic cost	$607	$248	$380	$124

Participants in the SERP are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The following table sets forth information regarding the net periodic cost recognized for those benefits:

	Six Months Ended		Three Months Ended
(In thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Service cost	$1	$—	$—	$—
Interest cost	12	14	6	7
Amortization of prior service cost	13	12	7	6
Amortization of net actuarial gains	—	(2)	—	(1)

Net periodic cost	$26	$24	$13	$12

On March 6, 2012 the Company adopted a second non-qualified supplemental retirement defined benefit plan (“SERP II”) for eligible executive officers. The Company recorded a liability at the date of adoption of $5.8 million for the projected benefit obligation. Pension cost of the new plan for the year ending December 31, 2012 is estimated to be approximately $0.8 million. The plan is unfunded and the Company does not expect to make and contributions to the plan, nor does it expect any benefits will be paid from the plan in 2012.

13) Sales to Major Customers

The Company has a significant concentration of business with two major customers, Panasonic Aviation Corporation and various departments of the U.S. Government, primarily branches of the Department of Defense and the Federal Aviation Administration. The following is information relating to the activity with those customers:

	Six Months Ended		Three Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Percent of consolidated revenue
Panasonic	37%	34%	32%	31%
U.S. Government	8%	10%	7%	8%

(In thousands)	June 30, 2012	Dec. 31, 2011
Accounts Receivable
Panasonic	$12,872	$9,878
U.S. Government	2,776	3,866

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

15) Segment Information

Below are the sales and operating profit by segment for the three and six months ended June 30, 2012 and July 2, 2011 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is the net sales less cost of sales and other operating expenses excluding interest and other expenses and corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment.

	Six Months Ended		Three Months Ended
(Dollars in thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Sales
Aerospace	$124,424	$102,141	$62,423	$51,942
Test Systems	5,703	8,462	2,566	3,533

Sales	$130,127	$110,603	$64,989	$55,475

Operating Profit (Loss) and Margins
Aerospace	$22,781	$18,330	$10,903	$9,011
	18.3%	17.9%	17.5%	17.3%

Test Systems	(2,393)	(528)	(1,318)	(545)
	(42.0)%	(6.2)%	(51.4)%	(15.4)%

Total Operating Profit	20,388	17,802	9,585	8,466
	15.7%	16.1%	14.7%	15.3%
Deductions from Operating Profit
Interest Expense	529	1,071	266	534
Corporate Expenses and Other	3,347	2,399	1,809	1,224

Income Before Income Taxes	$16,512	$14,332	$7,510	$6,708

Identifiable Assets

(In thousands)	June 30, 2012	Dec. 31, 2011
Aerospace	$152,736	$136,930
Test Systems	18,133	20,020
Corporate	16,703	17,955

Total Assets	$187,572	$174,905

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

On a Recurring Basis:

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2012 and December 31, 2011:

(In thousands)	Classification	Total	Level 1	Level 2	Level 3

Interest rate swaps	Other Liabilities
June 30, 2012		$(316)	$—	$(316)	$—
December 31, 2011		(393)	—	(393)	—
Acquisition contingent consideration	Other Liabilities
June 30, 2012		$(741)	$—	$—	$(741)
December 31, 2011		(720)	—	—	(720)

Interest rate swaps are securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach (See Note 17).

Our Level 3 fair value liabilities represent contingent consideration recorded related to the Ballard acquisition to be paid up to a maximum of $5.5 million if certain revenue growth targets are met over the next five years. The amounts recorded were calculated using an estimate of the probability of the future cash outflows. The varying contingent payments were then discounted to the present value utilizing a discounted cash flow methodology. The contingent consideration liability has no observable Level 1 or Level 2 inputs. There was no significant change in the fair value of this liability from December 31, 2011.

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

At June 30, 2012, the fair value of goodwill and intangible assets classified using Level 3 inputs are as follows:

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

As of June 30, 2012, the Company concluded that no indicators of intangible or goodwill impairment existed and an interim test was not performed.

Due to their short-term nature, the carrying value of cash and equivalents, accounts receivable, accounts payable, and notes payable approximate fair value. The carrying value of the Company’s variable rate long-term debt also approximates fair value due to the variable rate feature of these instruments.

17) Derivative Financial Instruments

At June 30, 2012, we had interest rate swaps consisting of the following:

a)	An interest rate swap with a notional amount of approximately $2.2 million at June 30, 2012, entered into on February 6, 2006, related to the Company’s Series 1999 New York Industrial Revenue Bond which effectively fixes the rate at 3.99% plus a spread based on the Company’s leverage ratio on this obligation through February 1, 2016.

b)	An interest rate swap with a notional amount of $7.0 million at June 30, 2012, entered into on March 19, 2009 related to the Company’s term note issued January 30, 2009. The swap effectively fixes the rate at 2.115% plus a spread based on the Company’s leverage ratio on the notional amount (which decreases in concert with the scheduled note repayment schedule). The swap agreement became effective October 1, 2009 and expires January 30, 2014.

At June 30, 2012 and December 31, 2011, the fair value of interest rate swaps was a liability of $0.3 million and $0.4 million respectively, which is included in other long-term liabilities (See Note 16). Amounts expected to be reclassified to earnings in the next 12 months is approximately $0.1 million.

To the extent the interest rate swaps are not perfectly effective in offsetting the change in the value of the payments being hedged; the ineffective portion of these contracts is recognized in earnings immediately as interest expense. Ineffectiveness, if any, was not significant for the three and six months ended June 30, 2012 and July 2, 2011, respectively. The Company classifies the cash flows from hedging transactions in the same category as the cash flows from the respective hedged items. Amounts from ineffectiveness, if any, to be reclassified during 2012 are not expected to be significant.

Activity in accumulated other comprehensive income (“AOCI”) related to these derivatives is summarized below:

	Six Months Ended		Three Months Ended
(In thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Derivative balance at the beginning of the period in AOCI	$(256)	$(338)	$(233)	$(288)

Net deferral in AOCI of derivatives:
Net (increase) decrease in fair value of derivatives	(37)	(98)	(12)	(98)
Tax effect	14	35	4	35

	(23)	(63)	(8)	(63)

Net reclassification from AOCI into earnings:
Reclassification from AOCI into earnings – Interest expense	114	155	54	78
Tax effect	(41)	(55)	(19)	(28)

	73	100	35	50

Net change in derivatives for the period	50	37	27	(13)

Derivative balance at the end of the period in AOCI	$(206)	$(301)	$(206)	$(301)

18) Recent Accounting Pronouncements

The Company’s management has reviewed recent accounting pronouncements issued through the date of the issuance of financial statements. In management’s opinion, none of these new pronouncements apply or will have a material effect on the Company’s financial statements.

19) Subsequent Events

On July 30, 2012 we acquired 100% of the stock of Max-Viz, Inc. (“Max-Viz”) a manufacturer of industry-leading Enhanced Vision Systems for defense and commercial aerospace applications for the purpose of improving situational awareness. Max-Viz will be included in our aerospace reporting segment. The addition of Max-Viz diversifies the products and technologies that Astronics offers. We purchased the outstanding stock of Max-Viz for $10.0 million in cash plus contingent purchase consideration up to a maximum of $8.0 million subject to meeting certain revenue growth targets over the next three years. The additional contingent purchase consideration will be recorded at its estimated fair value at the date of acquisition based upon the Company’s assessment of the probability of Max-Viz achieving the revenue growth targets.

The allocation of the purchase price paid for Max-Viz will be based on fair values of the acquired assets and liabilities assumed of Max-Viz as of July 30, 2012. Max-Viz’s unaudited 2011 revenue was approximately $5.4 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10-K for the year ended December 31, 2011.)

OVERVIEW

Astronics Corporation, through its subsidiaries Astronics Advanced Electronic Systems Corp., Ballard Technology, DME Corporation, Luminescent Systems Inc., Luminescent Systems Canada Inc., and Max- Viz, Inc. designs and manufactures electrical power generation systems, control and distribution systems, lighting systems and components, aircraft safety products, avionics databus solutions, enhanced vision systems and test, training and simulation systems. The Company operates in two distinct segments, Aerospace and Test Systems and has eight principal facilities. The Company has one location in each of New York State, New Hampshire, Oregon and Quebec, Canada and two facilities in each of Washington State, and Florida.

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

ACQUISITIONS

On July 30, 2012 we acquired 100% of the stock of Max-Viz, Inc. (“Max-Viz”) a manufacturer of industry-leading Enhanced Vision Systems for defense and commercial aerospace applications for the purpose of improving situational awareness. Max-Viz will be included in our aerospace reporting segment. The addition of Max-Viz diversifies the products and technologies that Astronics offers. We purchased the outstanding stock of Max-Viz for $10.0 million in cash plus contingent purchase consideration up to a maximum of $8.0 million subject to meeting certain revenue growth targets over the next three years. The additional purchase consideration will be recorded at its estimated fair value at the date of acquisition based upon the Company’s assessment of the probability of Max-Viz achieving the revenue growth targets.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Six Months Ended		Three Months Ended
(Dollars in thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Sales	$130,127	$110,603	$64,989	$55,475
Gross Margin	$35,174	$28,892	$17,054	$14,386
Gross Margin Percentage	27.0%	26.1%	26.2%	25.9%
SG&A Expenses as a Percentage of Sales	13.9%	12.2%	14.3%	12.9%
Interest Expense, net of interest income	$529	$1,071	$266	$534
Effective Tax Rate	31.6%	31.9%	30.8%	32.2%
Net Earnings	$11,289	$9,757	$5,194	$4,548

A discussion by segment can be found at “Segment Results of Operations and Outlook” in this MD&A.

Our consolidated sales for the second quarter of 2012 increased by 17.2% to $65.0 million compared with $55.5 million for the same period last year. Aerospace sales increased by $10.5 million while Test Systems revenue decreased by $1.0 million. Consolidated sales for the first six months of 2012 increased by 17.7% to $130.1 million compared with $110.6 million for the same period last year. Aerospace sales increased by $22.3 million while Test Systems revenue decreased by $2.8 million in the first six months of 2012.

Consolidated gross margins improved slightly to 26.2% in the second quarter of 2012 compared with 25.9% in the second quarter of 2011. The improved margins were a result of leverage that was achieved from increased sales volumes in the Aerospace segment, offset by decreased margins due to lower sales volumes in the Test system segment as well as increased engineering and development (“E&D”) costs in the aerospace segment. E&D costs were $11.1 million in the second quarter of 2012 compared with $8.8 million in the same period of 2011. Consolidated gross margins improved to approximately 27.0% in the first six months of 2012 compared with approximately 26.1% in the first six months of 2011. The improved margins were a result of leverage that was achieved from increased sales volumes in the Aerospace segment, offset by decreased margins due to lower sales volumes in the Test system segment and increased E&D costs in the aerospace segment. E&D costs were $21.1 million in the first six months of 2012 compared with $17.1 million in the same period of 2011. We expect our full year consolidated E&D expenses for 2012 to be in the range of $40 million to $43 million.

Selling, general and administrative (“SG&A”) expenses were approximately $9.3 million, or 14.3% of sales in the second quarter of 2012, compared with $7.1 million, or 12.9% of sales in the same period last year. The increase was due primarily to the November 2011 acquisition of Ballard Technology (“Ballard”), which added $1.2 million to SG&A in the second quarter of 2012 as well as increased compensation costs incurred during the second quarter of 2012 when compared with the prior year. For the first six months of 2012, SG&A expenses were approximately $18.1 million, or 13.9% of sales, compared with $13.5 million, or 12.2% of sales in the same period last year. The increase was due primarily to the acquisition of Ballard, which added $2.4 million to SG&A in the first half of 2012 as well as increased compensation and increased legal expenses incurred during the period when compared with the prior year.

Interest expense, net of interest income for the second quarter decreased by $0.2 million from $0.5 million to $0.3 million and for the first six months decreased by $0.6 million from $1.1 million to $0.5 million. The decrease in interest for both the second quarter and the six months of 2012 was due primarily to a combination of lower interest rates and reduced debt levels when compared with the same periods last year.

The effective tax rates for the three and six months ended June 30, 2012 were 30.8% and 31.6%, respectively, lower than would be expected by applying the U.S. federal statutory tax rate to earnings before income taxes. The effective tax rates for second quarter and first six months of 2012 were lower than the federal statutory rate, due to the domestic production activity deduction, lower tax rates on foreign income and foreign R&D tax credits. The second quarter and first six months of 2011 tax rates were lower than the federal statutory rate, due to the domestic production activity deduction, a lower tax rate on foreign income and the impact of domestic R&D tax credits.

Net income for the second quarter of 2012 was $5.2 million or $0.39 per diluted share, an increase of $0.7 million from $4.5 million, or $0.35 per diluted share in the second quarter of 2011. For the first six months of 2012, net income was $11.3 million or $0.86 per diluted share, an increase of $1.5 million from $9.8 million, or $0.76 per diluted share in the first half of 2011. The earnings per share increase in the second quarter and first six months of 2012 when compared with the same periods in 2011 is due to higher net income.

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

AEROSPACE

	Six Months Ended		Three Months Ended
(In thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Sales	$124,424	$102,141	$62,423	$51,942
Operating profit	$22,781	$18,330	$10,903	$9,011
Operating Margin	18.3%	17.9%	17.5%	17.3%

	June 30, 2012	Dec. 31, 2011
Total Assets	$152,736	$136,930
Backlog	$107,699	$97,903

Aerospace Sales by Market

	Six Months Ended		Three Months Ended
(In thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Commercial Transport	$85,287	$67,196	$41,179	$34,271
Military	19,081	17,179	10,162	7,919
Business Jet	14,937	14,063	8,283	7,426
FAA/Airport	5,119	3,703	2,799	2,326

	$124,424	$102,141	$62,423	$51,942

Aerospace Sales by Product Line

	Six Months Ended		Three Months Ended
(In thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Cabin Electronics	$66,254	$52,949	$31,215	$26,874
Aircraft Lighting	37,299	35,720	20,311	17,549
Airframe Power	9,712	9,769	5,183	5,193
Airfield Lighting	5,119	3,703	2,799	2,326
Avionics Databus	6,040	—	2,915	—

	$124,424	$102,141	$62,423	$51,942

In the second quarter, sales to the Commercial Transport market increased primarily on higher demand for Cabin Electronics products as global demand for passenger power systems continued to be strong. Additionally, increased sales of aircraft lighting, airframe power and the addition of Ballard’s avionics databus products acquired in November of 2011 added to the increase. Military sales increased compared with the prior year’s second quarter primarily as a result of higher aircraft lighting sales and the addition of avionics databus products. Sales to the Business Jet market were up slightly when compared with last year’s second quarter primarily from higher aircraft lighting sales. The increase in second quarter FAA airport sales was due to increased volume from the FAA.

In the first six months of 2012, sales to the Commercial Transport market increased primarily on higher demand for Cabin Electronics products, as well as increased sales of aircraft lighting, airframe power and the addition of Ballard’s avionics databus products. Military sales in the first six months were up compared with last year primarily as a result of the addition of avionics databus products offset by lower sales of aircraft lighting products and airframe power products. Sales to the Business Jet market were up slightly when compared with the first six months of last year as increased aircraft lighting sales were partially offset by lower airframe power sales. FAA/Airport sales in the first six months were higher as compared with last year from increased volume.

Aerospace operating profit for the second quarter of 2012 was $10.9 million, or 17.5% of sales, compared with $9.0 million, or 17.3% of sales, in the same period last year. The increase in the operating profit was due to leverage from the increased sales volume partially offset by increased E&D costs and increased compensation costs. SG&A expense increased from 2011 primarily due to the November 2011 acquisition of Ballard Technology, which added $1.2 million to SG&A in the second quarter of 2012 as well as increased compensation costs when compared with the prior year’s second quarter.

Aerospace operating profit for the first half of 2012 was $22.8 million, or 18.3% of sales, compared with $18.3 million, or 17.9% of sales, in the same period last year. The increase in the operating profit was due to leverage from the increased sales volume partially offset by increased E&D costs and increased compensation and legal expense. The increased SG&A expense for the first six months of 2012 was due primarily to the Ballard acquisition, which added $2.4 million to SG&A in the first half of 2012 as well as increased compensation expenses and increased legal expenses. Legal expenses increased by $0.5 million when compared with the prior year.

2012 Outlook for Aerospace – We are increasing our 2012 sales forecast for our Aerospace segment to be in the range of $250 million to $264 million. The Aerospace segment’s backlog at the end of the second quarter of 2012 was $107.7 million with approximately $76.2 million expected to be shipped over the remaining part of 2012 and $89.5 million is expected to ship over the next 12 months.

TEST SYSTEMS

	Six Months Ended		Three Months Ended
(In thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Sales	$5,703	$8,462	$2,566	$3,533
Operating loss	$(2,393)	$(528)	$(1,318)	$(545)
Operating Margin	(42.0)%	(6.2)%	(51.4)%	(15.4)%

	June 30, 2012	Dec. 31, 2011
Total Assets	$18,133	$20,020
Backlog	$6,504	$8,409

All sales for the Test Systems segment are from the Military Market.

Sales in the 2012 second quarter decreased $0.9 million to $2.6 million when compared with sales of $3.5 million for the same period in 2011. Sales for the first half of 2012 decreased $2.8 million to $5.7 million when compared with sales of $8.5 million for the same period in 2011.

Test Systems operating loss for the second quarter of 2012 was $1.3 million or (51.4)%, compared with $0.5 million or (15.4)% in the same period last year. The operating loss for the first half of 2012 was $2.4 million or (42.0)%, compared with $0.5 million or (6.2)% in the same six month period last year. The margins for both the second quarter and first six months of 2012 from the lower sales volume were not sufficient to cover fixed operating costs.

2012 Outlook for Test Systems – We are maintaining our sales forecast for 2012 for our Test Systems segment to be in the range of $10 million to $11 million. The Test Systems segment’s backlog at the end of the second quarter of 2012 was $6.5 million with approximately $5.5 million expected to be shipped over the remaining part of 2012 and $6.5 million is expected to ship over the next 12 months.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $9.0 million during the first six months of 2012, as compared with $3.2 million during the first six months of 2011. The change was due to higher net income and less cash used for working capital components in 2012 compared with 2011.

Cash used for investing activities was $4.5 million in the first six months of 2012 compared with $7.0 million used in the first six months of 2011. In the first six months of 2011 we acquired real estate and a partially constructed building in Kirkland Washington for approximately $5 million. During 2012 we will be completing the building and our Astronics Advanced Electronic Systems Corp. subsidiary will move into that building near the end of 2012.

In the first six months of 2012 cash used for financing activities totaled $7.2 million compared with cash used by financing activities of $2.8 million in the first six months of 2011. The change was due primarily to the early payoff of the $5.0 million subordinated promissory note in January, 2012.

The Company expects capital spending in 2012 to be approximately $18 million to $20 million including the completion of the build out and occupation of the Kirkland property. Management believes that the Company’s cash flow from operations and revolving credit facility will be sufficient to provide funding for future capital requirements.

There was no balance outstanding on our revolving credit facility at June 30, 2012. The revolving credit facility provides for borrowing up to $35.0 million. The credit facility allocates up to $20 million of the revolving credit line for the issuance of letters of credit, including certain existing letters of credit totaling approximately $11.7 million at June 30, 2012. For working capital requirements, the Company had available on its credit facility, $23.3 million and $22.9 million at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012, we were in compliance with all of the covenants pursuant to the credit facility.

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

BACKLOG

The Company’s backlog at June 30, 2012 was $114.2 million compared with $106.3 million at December 31, 2011 and $102.1 million at July 2, 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Market Risk in Item 2, above.

Item 4. Controls and Procedures

a)	The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

b)	Changes in Internal Control over Financial Reporting - There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company has a significant concentration of business with two customers, Panasonic Avionics Corporation and the US Government, where a significant reduction in sales would negatively impact our sales and earnings. We provide Panasonic with cabin electronics products which, in total were approximately 37% of revenue during the first half of 2012. We provide the US Government with military products which, in total were approximately 8% of revenue during the first half of 2012.

Item 2. Unregistered sales of equity securities and use of proceeds

(c) The following table summarizes the Company’s purchases of its common stock for the quarter ended June 30, 2012:

Period	(a) Total number of shares Purchased(1)	(b) Average Price Paid per Share	(c) Total number of shares Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 – April 28, 2012	2,987	29.92	—	—
April 29, 2012 – May 26, 2012	—	—	—	—
May 27, 2012 – June 30, 2012	—	—	—	—
Total	—	—	—	—

(1)	In connection with the exercise of stock options, we accept, from time to time, delivery of shares to pay the exercise price of stock options. During April, we accepted delivery of 2,987 shares at $29.92 in connection with the exercise of stock options.

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

ASTRONICS CORPORATION
(Registrant)

Date: August 8, 2012	By: /s/ David C. Burney
David C. Burney Vice President-Finance and Treasurer (Principal Financial Officer)