Form 10-Q
period 2012-09-29
ASTRONICS CORP
filed 2012-11-07
CIK 8063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 29, 2012

or

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

As of September 29, 2012, 12,425,869 shares of common stock were outstanding consisting of 9,937,742 shares of common stock ($.01 par value) and 2,488,127 shares of Class B common stock ($.01 par value).

Part 1 – Financial Information

Item 1. Financial Statements

ASTRONICS CORPORATION

Consolidated Condensed Balance Sheets

September 29, 2012 with Comparative Figures for December 31, 2011

(In thousands)

	September 29, 2012	December 31, 2011
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$7,567	$10,919
Accounts Receivable, net of allowance for doubtful accounts	47,330	35,669
Inventories	46,651	40,094
Other Current Assets	6,132	5,628

Total Current Assets	107,680	92,310
Property, Plant and Equipment, net of accumulated depreciation	48,777	41,122

Deferred Income Taxes	9,003	7,039
Other Assets	2,857	3,249
Intangible Assets, net of accumulated amortization	17,133	14,000
Goodwill	21,948	17,185

Total Assets	$207,398	$174,905

Current Liabilities:
Current Maturities of Long-term Debt	$8,273	$5,290
Accounts Payable	14,206	10,559
Accrued Expenses	14,517	11,568
Accrued Income Taxes	309	—
Billings in Excess of Recoverable Costs and Accrued Profits on Uncompleted Contracts	203	264
Customer Advance Payments and Deferred Revenue	10,251	5,796

Total Current Liabilities	47,759	33,477

Long-term Debt	25,125	27,973
Other Liabilities	16,879	10,592

Total Liabilities	89,763	72,042

Shareholders’ Equity:
Common Stock	148	147
Other Shareholders’ Equity	117,487	102,716

Total Shareholders’ Equity	117,635	102,863

Total Liabilities and Shareholders’ Equity	$207,398	$174,905

See notes to consolidated condensed financial statements

ASTRONICS CORPORATION

Consolidated Condensed Statements of Operations

Three and Nine Months Ended September 29, 2012 With Comparative Figures for 2011

(Unaudited)

(In thousands, except per share data)

	Nine Months Ended		Three Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Sales	$199,026	$167,007	$68,899	$56,404

Cost of Products Sold	147,135	123,860	52,182	42,149

Gross Profit	51,891	43,147	16,717	14,255

Selling, General and Administrative Expenses	27,195	19,849	9,062	6,360

Income from Operations	24,696	23,298	7,655	7,895
Interest Expense, Net of Interest Income	803	1,461	274	390

Income Before Income Taxes	23,893	21,837	7,381	7,505
Provision for Income Taxes	7,674	5,415	2,451	840

Net Income	$16,219	$16,422	$4,930	$6,665

Earnings per share:
Basic	$1.14	$1.18	$0.35	$0.48

Diluted	$1.07	$1.11	$0.33	$0.45

See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION

Consolidated Condensed Statements of Comprehensive Income

Three and Nine Months ended September 29, 2012 With Comparative Figures for 2011

(Unaudited)

(In thousands)

	Nine Months Ended		Three Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net Income	$16,219	$16,422	$4,930	$6,665

Other Comprehensive Income:
Foreign Currency Translation Adjustments	251	(191)	258	(394)

Mark to Market Adjustments for Derivatives – Net of Tax	76	45	26	9

Retirement Liability Adjustment – Net of Tax	(3,448)	69	139	24

Other Comprehensive (Loss) Income	(3,121)	(77)	423	(361)

Comprehensive Income	$13,098	$16,345	$5,353	$6,304

See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION

Consolidated Condensed Statements of Cash Flows

Nine Months ended September 29, 2012

With Comparative Figures for 2011

(Unaudited)

(In thousands)

	September 29, 2012	October 1, 2011
Cash Flows from Operating Activities:

Net Income	$16,219	$16,422
Adjustments to Reconcile Net Income to Cash Provided By (Used For) Operating Activities:
Depreciation and Amortization	4,955	3,592
Provisions for Non-Cash Losses on Inventory and Receivables	1,057	450
Stock Compensation Expense	1,078	807
Deferred Tax Expense	(811)	689
Other	115	(359)
Cash Flows from Changes in Operating Assets and Liabilities:
Accounts Receivable	(9,836)	(6,215)
Inventories	(6,835)	(2,790)
Accounts Payable	3,072	(596)
Other Current Assets and Liabilities	2,071	2,141
Billings in Excess of Recoverable Costs and Accrued Profits on Uncompleted Contracts	(61)	(1,172)
Customer Advanced Payments and Deferred Revenue	4,455	934
Income Taxes	1,014	(832)
Supplemental Retirement and Other Liabilities	642	(150)

Cash Provided By Operating Activities	17,135	12,921

Cash Flows from Investing Activities:
Acquisition of Business	(10,619)	—
Capital Expenditures	(10,570)	(12,875)

Cash Used For Investing Activities	(21,189)	(12,875)

Cash Flows from Financing Activities:
Proceeds from Note Payable	10,000	—
Payments on Note Payable	(1,000)	—
Payments for Long-term Debt	(8,898)	(3,897)
Debt Acquisition Costs	—	(112)
Proceeds from Exercise of Stock Options	205	1,678
Income Tax Benefit from Exercise of Stock Options	391	196

Cash Provided By (Used For) Financing Activities	698	(2,135)

Effect of Exchange Rates on Cash	4	(8)

Decrease in Cash and Cash Equivalents	(3,352)	(2,097)
Cash and Cash Equivalents at Beginning of Period	10,919	22,709

Cash and Cash Equivalents at End of Period	$7,567	$20,612

See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION

Notes to Consolidated Condensed Financial Statements

September 29, 2012

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

Operating Results

The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the three and nine month periods ended September 29, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Description of the Business

Astronics is a leading supplier of advanced, high-performance lighting systems, electrical power generation and distribution systems, avionics databus solutions, enhanced vision systems and aircraft safety systems for the global aerospace industry as well as test, training and simulation systems primarily for the military. We sell our products to airframe manufacturers (OEMs) in the commercial transport, business jet and military markets as well as FAA/Airport, OEM suppliers and aircraft operators around the world. The Company provides its products through its wholly owned subsidiaries Luminescent Systems, Inc. (“LSI”), Luminescent Systems Canada, Inc. (“LSI Canada”), DME Corporation (“DME”), Ballard Technology, Inc. (“Ballard”), Max-Viz Inc. (“Max-Viz”) and Astronics Advanced Electronic Systems Corp. (“AES”). On November 30, 2011, Astronics acquired 100% of the stock of Ballard. Ballard designs and produces avionics databus solutions for defense and commercial aerospace applications. On July 30, 2012 Astronics acquired by merger, 100% of the stock of Max-Viz, Inc. Max-Viz is a manufacturer of industry-leading enhanced vision systems for defense and commercial aerospace applications for the purpose of improving situational awareness. Both Ballard and Max-Viz are part of our Aerospace segment.

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

In the Test Systems segment, revenue of approximately 32% and 58% for the three months ending September 29, 2012 and October 1, 2011 respectively and approximately 37% and 76% for the nine months ending September 29, 2012 and October 1, 2011 respectively, is recognized from long-term, fixed-price contracts using the percentage-of-completion method of accounting, measured by multiplying the estimated total contract value by the ratio of actual contract costs incurred to date to the estimated total contract costs. Substantially all long-term contracts are with U.S. government agencies and contractors thereto. The Company makes significant estimates involving its usage of percentage-of-completion accounting to recognize contract revenues. The Company periodically reviews contracts in process for estimates-to-completion, and revises estimated gross profit accordingly. While the

Company believes its estimated gross profit on contracts in process is reasonable, unforeseen events and changes in circumstances can take place in a subsequent accounting period that may cause the Company to revise its estimated gross profit on one or more of its contracts in process. Accordingly, the ultimate gross profit realized upon completion of such contracts can vary significantly from estimated amounts between accounting periods. Revenue not recognized using the percentage-of-completion method is recognized at the time of shipment of goods and transfer of title.

Cost of Products Sold, Engineering and Development and Selling, General and Administrative Expenses

Cost of products sold includes the costs to manufacture products such as direct materials and labor and manufacturing overhead as well as all engineering and developmental costs. The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. These costs are expensed when incurred and included in cost of sales. Research and development, design and related engineering amounted to $12.8 million and $9.5 million for the three months ended September 29, 2012 and October 1, 2011 respectively and $33.9 million and $26.6 million for the nine months ended September 29, 2012 and October 1, 2011, respectively. Selling, general and administrative expenses include costs primarily related to our sales and marketing departments and administrative departments. Interest expense is shown net of interest income. Interest income was insignificant for each of the three and nine months ended for both September 29, 2012 and October 1, 2011.

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, notes payable, long-term debt and interest rate swaps. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral and the Company does not hold or issue financial instruments for trading purposes. Due to their short-term nature the carrying value of cash and equivalents, accounts receivable, accounts payable, and notes payable, if any, approximate fair value. The carrying value of the Company’s variable rate long-term debt also approximates fair value due to the variable rate feature of these instruments. The Company’s interest rate swaps are recorded at fair value as described under Note 16 - Fair Value and Note 17 - Derivative Financial Instruments.

Derivatives

The accounting for changes in the fair value of derivatives depends on the intended use and resulting designation. The Company’s use of derivative instruments is limited to cash flow hedges for interest rate risk associated with long-term debt. Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. The Company records all derivatives on the balance sheet at fair value as described under Note 16 - Fair Value and Note 17 - Derivative Financial Instruments. The related gains or losses, to the extent the derivatives are effective as a hedge, are deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (AOCI). Any ineffectiveness is immediately recorded in the statement of operations.

Foreign Currency Translation

The Company accounts for its foreign currency translation in accordance with ASC Topic 830, Foreign Currency Translation. The aggregate transaction gain or loss included in operations was insignificant for the periods ending September 29, 2012 and October 1, 2011.

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

Accounting Pronouncements Adopted in 2012

On January 1, 2012, the Company adopted the new provisions of Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220). The amendments in this Update require an entity to report all non-owner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The ASU prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. The amendments are effective for annual and interim periods beginning after December 15, 2011 and should be applied retrospectively. In December 2011, the Financial Accounting Standards Board issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments in this Update defer the effective date pertaining only to reclassification adjustments out of accumulated other comprehensive income in Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, until the Financial Accounting Standards Board is able to reconsider those presentation requirements. Other than requiring an additional statement and disclosures, the impact on the Company’s financial statements was not significant.

On January 1, 2012, the Company adopted the new provisions of ASU No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The amendments provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The amendments also change certain fair value measurement principles and enhance the disclosure requirements, particularly for Level 3 fair value measurements. The amendments are effective during interim and annual periods beginning after December 15, 2011 and should be applied prospectively. Other than requiring additional disclosures, the adoption of this amendment did not have a material impact on the Company’s financial statements.

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

2) Inventories

Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

(In thousands)	September 29, 2012	December 31, 2011
Finished Goods	$10,216	$7,420
Work in Progress	8,481	8,477
Raw Material	27,954	24,197

	$46,651	$40,094

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

3) Property, Plant and Equipment

The following table summarizes Property, Plant and Equipment as follows:

(In thousands)	September 29, 2012	December 31, 2011
Land	$2,819	$2,819
Buildings and Improvements	22,797	22,760
Machinery and Equipment	40,286	37,289
Construction in Progress	15,466	7,702

	81,368	70,570
Less Accumulated Depreciation	32,591	29,448

	$48,777	$41,122

4) Intangible Assets

The following table summarizes acquired intangible assets as follows:

		September 29, 2012		December 31, 2011
(In thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	12 Years	$1,271	$760	$1,271	$685
Trade Names	10 Years	2,453	115	1,853	7
Completed and Unpatented Technology	11 Years	6,377	1,606	5,277	1,242
Backlog and Customer Relationships	5 Years	13,085	3,572	9,985	2,452

Total Intangible Assets		$23,186	$6,053	$18,386	$4,386

All acquired intangible assets other than goodwill and one trade name are being amortized. Amortization expense for acquired intangibles is summarized as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Amortization Expense	$1,667	$320	$1,013	$103

Amortization expense for intangible assets for 2012 and for each of the next five years is summarized as follows:

(In thousands)
2012	$2,277
2013	1,727
2014	1,518
2015	1,473
2016	1,470
2017	1,462

5) Goodwill

The following table summarizes the changes in the carrying amount of goodwill for 2012:

(In thousands)	December 31, 2011	Acquisitions	Foreign Currency Translation	September 29, 2012
Aerospace Segment	$17,185	$4,665	$98	$21,948

6) Long-term Debt and Notes Payable

The Company extended and modified its existing credit facility by entering into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), dated August 31, 2011. The Company’s Credit Agreement provides for a revolving credit line in the amount of $35 million, less outstanding letters of credit, through August 31, 2016 and a $14 million term loan maturing January 30, 2014, with interest on both loans at a rate of LIBOR plus between 1.50% and 2.50% based on the Company’s Leverage Ratio under the credit agreement. The credit facility allocates up to $20 million of the $35 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. The credit facility is secured by substantially all of the Company’s assets.

There was $9.0 million outstanding on our credit facility at September 29, 2012 and nothing outstanding at December 31, 2011. The Company had available on its credit facility $15.2 million at September 29, 2012. At September 29, 2012, outstanding letters of credit totaled $10.8 million. In addition, the Company is required to pay a commitment fee quarterly at a rate of between 0.25% and 0.35% per annum on the unused portion of the total revolving credit commitment, also based on the Company’s Leverage Ratio.

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

The Company had outstanding a $5.0 million subordinated promissory note with interest fixed at 6.0% that was paid in its entirety on January 13, 2012.

7) Product Warranties

In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. The Company determines warranty reserves needed by product line based on experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Nine Months ended		Three Months Ended
(In thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Balance at beginning of period	$1,092	$1,699	$1,391	$1,390
Warranties issued	1,872	1,245	1,100	258
Warranties settled	(751)	(1,759)	(278)	(806)
Reassessed warranty exposure	3	87	3	430

Balance at end of period	$2,216	$1,272	$2,216	$1,272

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

ASC Topic 740-10 “Overall - Uncertainty in Income Taxes” (“ASC Topic 740-10”) clarifies the accounting and disclosure for uncertainty in tax positions. ASC Topic 740-10 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of ASC Topic 740-10 and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. Should the Company need to accrue a liability for uncertain tax benefits, any interest associated with that liability will be recorded as interest expense. Penalties, if any, would be recognized as operating expenses. There are no penalties or interest liability accrued as of September 29, 2012 or December 31, 2011, nor are any penalties or interest costs included in expense for the three and nine month periods ending September 29, 2012 and October 1, 2011. The years under which we conducted our evaluation coincided with the tax years currently still subject to examination by major federal and state tax jurisdictions, those being 2010 through 2011 for federal purposes and 2008 through 2011 for state purposes.

The effective tax rate was 32.1% and 24.8% for the nine months and 33.2% and 11.2% for the three months ended September 29, 2012 and October 1, 2011, respectively. The effective tax rate for the three and nine months of 2012 was impacted primarily by the domestic production activity deduction, as well as lower state and foreign taxes. The effective tax rate for the three and nine months of 2011 was impacted primarily by the domestic production activity deduction as well as the impact of domestic R&D tax credits, offset somewhat by higher state and foreign taxes.

9) Shareholders’ Equity

The changes in shareholders’ equity for the nine months ended September 29, 2012 are summarized as follows as adjusted to reflect the impact of the three-for-twenty distribution of Class B Stock discussed in Note 20:

		Number of Shares
	Amount	Common Stock	Convertible Class B Stock
Shares Authorized		20,000,000	5,000,000
Share Par Value		$0.01	$0.01

(Dollars in thousands)

COMMON STOCK
Beginning of Period	$147	9,680,825	5,058,109
Conversion of Class B Shares to Common Shares	—	390,589	(390,589)
Exercise of Stock Options	1	44,874	34,282

End of Period	$148	10,116,288	4,701,802

ADDITIONAL PAID IN CAPITAL
Beginning of Period	$19,260
Stock Compensation Expense	1,078
Exercise of Stock Options	596

End of Period	$20,934

ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of Period	$(886)
Foreign Currency Translation Adjustment	251
Mark to Market Adjustment for Derivatives	76
Retirement Liability Adjustment	(3,448)

End of Period	$(4,007)

RETAINED EARNINGS
Beginning of Period	$86,622
Net Income	16,219

End of Period	$102,841

TREASURY STOCK
Beginning of Period	$(2,281)	(178,546)	(349,795)
Purchase (disposal)	0	0	0

End of Period	$(2,281)	(178,546)	(349,795)

TOTAL SHAREHOLDERS’ EQUITY
Beginning of Period	$102,863	9,502,279	4,708,314

End of Period	$117,635	9,937,742	4,352,007

Actual Class B shares outstanding did not exceed the amount authorized at any time, due to the conversion of Class B shares to common stock prior to the stock distribution. However for presentation purposes the number of Class B shares outstanding has been restated to present the distribution as of the beginning of the period.

10) Earnings Per Share

Basic and diluted weighted-average shares outstanding are as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Weighted average shares - Basic	14,246	13,920	14,278	13,944
Net effect of dilutive stock options	857	873	812	921

Weighted average shares - Diluted	15,103	14,793	15,090	14,865

The above information has been adjusted to reflect the impact of the three-for-twenty distribution of Class B Stock discussed in Note 20.

11) Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

(In thousands)	September 29, 2012	December 31, 2011
Foreign Currency Translation Adjustments	$1,483	$1,232

Mark to Market Adjustments for Derivatives – Before Tax	(278)	(393)
Tax Benefit	98	137

Mark to Market Adjustments for Derivatives – After Tax	(180)	(256)

Retirement Liability Adjustment – Before Tax	(8,229)	(2,865)
Tax Benefit	2,919	1,003

Retirement Liability Adjustment – After Tax	(5,310)	(1,862)

Accumulated Other Comprehensive Loss	$(4,007)	$(886)

The components of other comprehensive income (loss) are as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Foreign Currency Translation Adjustments	$251	$(191)	$258	$(394)

Reclassification to Interest Expense	163	230	50	76
Mark to Market Adjustments for Derivatives	(48)	(161)	(10)	(62)
Tax Expense	(39)	(24)	(14)	(5)

Mark to Market Adjustments for Derivatives	76	45	26	9

Retirement Liability Adjustment	(5,364)	106	186	37
Tax (Expense) Benefit	1,916	(37)	(47)	(13)

Retirement Liability Adjustment	(3,448)	69	139	24

Other Comprehensive (Loss) Income	$(3,121)	$(77)	$423	$(361)

12) Supplemental Retirement Plan and Related Post Retirement Benefits

The Company has two non-qualified supplemental retirement defined benefit plans (“SERP” and “SERP II”) for certain executive officers. The following table sets forth information regarding the net periodic pension cost for the plans.

	Nine Months Ended		Three Months Ended
(In thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Service cost	$215	$36	$88	$12
Interest cost	400	246	148	82
Amortization of prior service cost	304	81	122	27
Amortization of net actuarial losses	69	9	22	3

Net periodic cost	$988	$372	$380	$124

Participants in the SERP are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The following table sets forth information regarding the net periodic cost recognized for those benefits:

	Nine Months Ended		Three Months Ended
(In thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Service cost	$2	$—	$1	$—
Interest cost	18	21	6	7
Amortization of prior service cost	19	18	6	6
Amortization of net actuarial gains	—	(3)	—	(1)

Net periodic cost	$39	$36	$13	$12

On March 6, 2012 the Company adopted a second non-qualified supplemental retirement defined benefit plan (“SERP II”) for eligible executive officers. The Company recorded a liability at the date of adoption of $5.8 million for the projected benefit obligation. Pension cost of the new plan for the year ending December 31, 2012 is estimated to be approximately $0.8 million. The plan is unfunded and the Company does not expect to make any contributions to the plan, nor does it expect any benefits will be paid from the plan in 2012.

13) Sales to Major Customers

The Company has a significant concentration of business with two major customers, Panasonic Aviation Corporation and various departments of the U.S. Government, primarily branches of the Department of Defense and the Federal Aviation Administration. The following is information relating to the activity with those customers:

	Nine Months Ended		Three Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Percent of consolidated revenue
Panasonic	38%	36%	40%	39%
U.S. Government	7%	10%	7%	9%

(In thousands)	September 29, 2012	Dec. 31, 2011
Accounts Receivable
Panasonic	$18,425	$9,878
U.S. Government	2,126	3,866

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

15) Segment Information

Below are the sales and operating profit by segment for the three and nine months ended September 29, 2012 and October 1, 2011 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is the net sales less cost of sales and other operating expenses excluding interest and other expenses and corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment.

	Nine Months Ended		Three Months Ended
(Dollars in thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Sales
Aerospace	$190,212	$155,650	$65,788	$53,509
Test Systems	8,814	11,357	3,111	2,895

Total Sales	$199,026	$167,007	$68,899	$56,404

Operating Profit (Loss) and Margins
Aerospace	$33,358	$28,223	$10,577	$9,897
	17.5%	18.1%	16.1%	18.5%

Test Systems	(3,525)	(1,360)	(1,132)	(832)
	(40.0)%	(12.0)%	(36.4)%	(28.7)%

Total Operating Profit	29,833	26,863	9,445	9,065
	15.0%	16.1%	13.7%	16.1%

Deductions from Operating Profit
Interest Expense	803	1,461	274	390
Corporate Expenses and Other	5,137	3,565	1,790	1,170

Income Before Income Taxes	$23,893	$21,837	$7,381	$7,505

Identifiable Assets

(In thousands)	September 29, 2012	December 31, 2011
Aerospace	$173,261	$136,930
Test Systems	18,349	20,020
Corporate	15,788	17,955

Total Assets	$207,398	$174,905

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

On a Recurring Basis:

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of September 29, 2012 and December 31, 2011:

(In thousands)	Classification	Total	Level 1	Level 2	Level 3
Interest rate swaps	Other Liabilities
September 29, 2012		$(278)	$—	$(278)	$—
December 31, 2011		(393)	—	(393)	—
Acquisition contingent consideration	Other Liabilities
September 29, 2012		$(841)	$—	$—	$(841)
December 31, 2011		(720)	—	—	(720)

Interest rate swaps are securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach (See Note 17).

Our Level 3 fair value liabilities represent contingent consideration recorded related to the Ballard acquisition to be paid up to a maximum of $5.5 million if certain revenue growth targets are met over the next five years and the Max-Viz acquisition to be paid up to a maximum of $8.0 million if certain revenue growth targets are met over the next three years. The amounts recorded were calculated using an estimate of the probability of the future cash outflows. The varying contingent payments were then discounted to the present value utilizing a discounted cash flow methodology. The contingent consideration liabilities have no observable Level 1 or Level 2 inputs. There was no significant change in the fair value of the liability related to the Ballard acquisition from December 31, 2011.

On a Non-recurring Basis:

In accordance with the provisions of ASC Topic 350 “Intangibles – Goodwill and Other” the Company estimates the fair value of reporting units, utilizing unobservable Level 3 inputs. Level 3 inputs require significant management judgment due to the absence of quoted market prices or observable inputs for assets of a similar nature. The Company utilizes a discounted cash flow analysis to estimate the fair value of reporting units utilizing unobservable inputs. The fair value measurement of the reporting unit under the step-one and step-two analysis of the quantitative goodwill impairment test are classified as Level 3 inputs.

Intangible assets that are amortized are evaluated for recoverability whenever adverse effects or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability test consists of comparing the undiscounted projected cash flows with the carrying amount. Should the carrying amount exceed undiscounted projected cash flows, an impairment loss would be recognized to the extent the carrying amount exceeds fair value. For the Company’s indefinite-lived intangible asset, the impairment test consists of comparing the fair value, determined using the relief from royalty method, with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its fair value.

At September 29, 2012, the fair value of goodwill and intangible assets classified using Level 3 inputs are as follows:

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

•	The Ballard goodwill and intangible assets acquired on November 30, 2011, were valued at fair value using a discounted cash flow methodology and are classified as Level 3 inputs.

•	The Max-Viz goodwill and intangible assets acquired on July 30, 2012, were valued at fair value using a discounted cash flow methodology and are classified as Level 3 inputs.

As of September 29, 2012, the Company concluded that no indicators of impairment relating to intangible assets or goodwill existed and an interim test was not performed.

Due to their short-term nature, the carrying value of cash and equivalents, accounts receivable, accounts payable, and notes payable approximate fair value. The carrying value of the Company’s variable rate long-term debt instruments also approximates fair value due to the variable rate feature of these instruments.

17) Derivative Financial Instruments

At September 29, 2012, we had interest rate swaps consisting of the following:

a)	An interest rate swap with a notional amount of approximately $2.2 million at September 29, 2012, entered into on February 6, 2006, related to the Company’s Series 1999 New York Industrial Revenue Bond which effectively fixes the rate at 3.99% plus a spread based on the Company’s leverage ratio on this obligation through February 1, 2016.

b)	An interest rate swap with a notional amount of $6.0 million at September 29, 2012, entered into on March 19, 2009 related to the Company’s term note issued January 30, 2009. The swap effectively fixes the rate at 2.115% plus a spread based on the Company’s leverage ratio on the notional amount (which decreases in concert with the scheduled note repayment schedule). The swap agreement became effective October 1, 2009 and expires January 30, 2014.

At September 29, 2012 and December 31, 2011, the fair value of interest rate swaps was a liability of $0.3 million and $0.4 million respectively, which is included in other long-term liabilities (See Note 16). Amounts expected to be reclassified to earnings in the next 12 months is approximately $0.1 million.

To the extent the interest rate swaps are not perfectly effective in offsetting the change in the value of the payments being hedged; the ineffective portion of these contracts is recognized in earnings immediately as interest expense. Ineffectiveness, if any, was not significant for the three and nine months ended September 29, 2012 and October 1, 2011, respectively. The Company classifies the cash flows from hedging transactions in the same category as the cash flows from the respective hedged items. Amounts from ineffectiveness, if any, to be reclassified during 2012 are not expected to be significant.

Activity in accumulated other comprehensive income (“AOCI”) related to these derivatives is summarized below:

	Nine Months Ended		Three Months Ended
(In thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Derivative balance at the beginning of the period in AOCI	$(256)	$(338)	$(206)	$(302)

Net deferral in AOCI of derivatives:
Net (increase) decrease in fair value of derivatives	(48)	(161)	(10)	(62)
Tax effect	17	57	4	22

	(31)	(104)	(6)	(40)

Net reclassification from AOCI into earnings:
Reclassification from AOCI into earnings – interest expense	163	230	50	76
Tax effect	(56)	(81)	(18)	(27)

	107	149	32	49

Net change in derivatives for the period	76	45	26	9

Derivative balance at the end of the period in AOCI	$(180)	$(293)	$(180)	$(293)

18) Recent Accounting Pronouncements

The Company’s management has reviewed recent accounting pronouncements issued through the date of the issuance of financial statements. In management’s opinion, none of these new pronouncements apply or will have a material effect on the Company’s financial statements.

19) Acquisition

On July 30, 2012 we completed a business combination within our aerospace segment. We acquired by merger, 100% of the stock of Max-Viz, Inc. (“Max-Viz”), a manufacturer of industry-leading Enhanced Vision Systems for defense and commercial aerospace applications for the purpose of improving situational awareness. The addition of Max-Viz diversifies the products and technologies that Astronics offers. We purchased the outstanding stock of Max-Viz for $10.6 million in cash plus contingent purchase consideration up to a maximum of $8.0 million subject to meeting certain revenue growth targets over the next three years. Max-Viz’s unaudited 2012 revenue through the acquisition date was approximately $5.4 million.

The additional contingent purchase consideration of $0.1 million is recorded at its estimated fair value at the date of acquisition based upon the Company’s assessment of the probability of Max-Viz achieving the revenue growth targets. The goodwill recognized is comprised primarily of intangible assets that do not require separate recognition. Substantially all of the goodwill and purchased intangible assets are expected to be deductible for tax purposes over 15 years.

The purchase price allocation for the 2012 acquisition is substantially complete. The allocation for the 2012 acquisition is subject to subsequent adjustment as we obtain additional information for our estimates during the respective measurement periods.

20) Subsequent Events

On October 15, 2012, the Company announced a three-for-twenty distribution of Class B Stock to holders of both Common and Class B Stock. Stockholders will receive three shares of Class B Stock for every twenty shares of Common and Class B Stock held on the record date of October 29, 2012. Fractional shares will be paid in cash. The Company expects the new shares to be distributed on or about November 12, 2012. Share information and earnings per share computations for the three and nine months ended September 29, 2012 and October 1, 2011 have been calculated assuming the stock distribution had occurred at the beginning of the earliest period presented.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10-K for the year ended December 31, 2011.)

OVERVIEW

Astronics Corporation, through its subsidiaries Astronics Advanced Electronic Systems Corp., Ballard Technology, DME Corporation, Luminescent Systems Inc., Luminescent Systems Canada Inc., and Max-Viz, Inc. designs and manufactures electrical power generation systems, control and distribution systems, lighting systems and components, aircraft safety products, avionics databus solutions, enhanced vision systems and test, training and simulation systems. The Company operates in two distinct segments, Aerospace and Test Systems and has eight principal facilities. The Company has one location in each of New York State, New Hampshire, Oregon and Quebec, Canada, and two facilities in each of Washington State, and Florida.

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

ACQUISITIONS

On July 30, 2012 we acquired by merger, 100% of the stock of Max-Viz, Inc. (“Max-Viz”) a manufacturer of industry-leading enhanced vision systems for defense and commercial aerospace applications for the purpose of improving situational awareness.
Max-Viz will be included in our aerospace reporting segment. The addition of Max-Viz diversifies the products and technologies that Astronics offers. We acquired Max-Viz for $10.6 million in cash plus contingent purchase consideration up to a maximum of $8.0 million subject to meeting certain revenue growth targets over the next three years. The additional purchase consideration is recorded at its estimated fair value of $0.1 million at the date of acquisition based upon the Company’s assessment of the probability of
Max-Viz achieving the revenue growth targets.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Nine Months Ended		Three Months Ended
(Dollars in thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Sales	$199,026	$167,007	$68,899	$56,404
Gross Profit	$51,891	$43,147	$16,717	$14,255
Gross Profit Percentage	26.1%	25.8%	24.3%	25.3%
SG&A Expenses as a Percentage of Sales	13.7%	11.9%	13.2%	11.3%
Interest Expense, net of interest income	$803	$1,461	$274	$390
Effective Tax Rate	32.1%	24.8%	33.2%	11.2%
Net Earnings	$16,219	$16,422	$4,930	$6,665

A discussion by segment can be found at “Segment Results of Operations and Outlook” in this MD&A.

Our consolidated sales for the third quarter of 2012 increased by 22.2% to $68.9 million compared with $56.4 million for the same period last year. Aerospace sales increased by $12.3 million and Test Systems sales increased by $0.2 million. Consolidated sales for the first nine months of 2012 increased by 19.2% to $199.0 million compared with $167.0 million for the same period last year. Aerospace sales increased by $34.5 million while Test Systems sales decreased by $2.5 million in the first nine months of 2012.

Consolidated gross margin decreased to 24.3% in the third quarter of 2012 compared with 25.3% in the third quarter of 2011. The lower gross margin was a result of increased engineering and development (“E&D”) costs and increases to our inventory and warranty reserves partially offset by the leverage achieved from the increased sales as compared with the 2011 third quarter. E&D costs were $12.8 million in the third quarter of 2012 compared with $9.5 million in the same period of 2011, an increase of $3.3 million. Expense relating to warranty and inventory reserves resulted in an increase of $1.0 million for these costs compared with the 2011 third quarter. Year-to-date consolidated gross margin improved slightly to 26.1% in the first nine months of 2012 compared with 25.8% in the first nine months of 2011. The improved margins for the first nine months were a result of leverage that was achieved from increased sales volumes partially offset by increased E&D costs and increases to our inventory and warranty reserves. E&D costs were $33.9 million in the first nine months of 2012 compared with $26.6 million in the same period of 2011, an increase of $7.3 million. Expense relating to warranty and inventory reserves resulted in an increase of $1.1 million for these costs compared with the same period of 2011. We expect our full year consolidated E&D expenses for 2012 to be in the range of $44 million to $46 million.

Selling, general and administrative (“SG&A”) expenses were approximately $9.1 million, or 13.2% of sales in the third quarter of 2012 compared with $6.4 million, or 11.3% of sales in the same period last year. The increase was due primarily to the November 2011 acquisition of Ballard Technology (“Ballard”) and the July 30, 2012 acquisition of Max-Viz, which added $1.0 million and $0.9 million respectively, to SG&A as well as increased compensation costs. Amortization expense relating to the purchased intangible assets of Max-Viz and Ballard totaled $0.9 million in the third quarter of 2012. For the first nine months of 2012, SG&A expenses were approximately $27.2 million, or 13.7% of sales, compared with $19.8 million, or 11.9% of sales in the same period last year. The increase was due primarily to the acquisition of Ballard and Max-Viz, which added $3.5 million and $0.9 million respectively, to SG&A in the first nine months of 2012 as well as increased compensation and legal costs in the period. Amortization expense relating to the purchased intangible assets of Max-Viz and Ballard totaled $1.3 million in the first nine months of 2012.

Interest expense, net of interest income for the third quarter decreased by $0.1 million from $0.4 million to $0.3 million and for the first nine months decreased by $0.7 million from $1.5 million to $0.8 million. The decrease in interest for both the third quarter and the nine months of 2012 was due primarily to a combination of lower interest rates and reduced average debt levels when compared with the same periods last year.

The effective tax rates for the three and nine month periods ended September 29, 2012 were 33.2% and 32.1%, respectively, lower than would be expected by applying the U.S. federal statutory tax rate to earnings before income taxes. The effective tax rates for third quarter and first nine months of 2012 were lower than the federal statutory rate, due to the domestic production activity deduction, lower tax rates on foreign income and foreign Research &Development (“R&D”) tax credits. The effective tax rates for the three and nine month periods ended October 1, 2011 were 11.2% and 24.8 % respectively, lower than the federal statutory rate, due to the domestic production activity deduction, a lower tax rate on foreign income and the impact of domestic R&D tax credits.

Net income for the third quarter of 2012 was $4.9 million or $0.33 per diluted share, a decrease of $1.8 million from $6.7 million, or $0.45 per diluted share in the third quarter of 2011. For the first nine months of 2012, net income was $16.2 million or $1.07 per diluted share which is a decrease of $0.2 million when compared to $16.4 million, or $1.11 per diluted share in the first nine months of 2011. The earnings per share decrease in the third quarter and first nine months of 2012 when compared with the same periods in 2011 is due to the change in net income. Earnings per share for all periods presented have been calculated reflecting the effect of the 15% Class B share distribution for shareholders of record on October 29, 2012.

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

AEROSPACE

	Nine Months Ended		Three Months Ended
(In thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Sales	$190,212	$155,650	$65,788	$53,509
Operating profit	$33,358	$28,223	$10,577	$9,897
Operating Margin	17.5%	18.1%	16.1%	18.5%

	September 29, 2012	December 31, 2011
Total Assets	$173,261	$136,930
Backlog	$110,045	$97,903

Aerospace Sales by Market

	Nine Months Ended		Three Months Ended
(In thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Commercial Transport	$133,220	$102,456	$47,933	$35,259
Military	27,813	25,916	8,733	8,737
Business Jet	21,773	20,425	6,835	6,363
FAA/Airport	7,406	6,853	2,287	3,150

	$190,212	$155,650	$65,788	$53,509

Aerospace Sales by Product Line

	Nine Months Ended		Three Months Ended
(In thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Cabin Electronics	$104,056	$81,352	$37,802	$28,403
Aircraft Lighting	54,520	52,657	17,221	16,936
Airframe Power	14,077	14,788	4,366	5,020
Avionics	10,153	—	4,112	—
Airfield Lighting	7,406	6,853	2,287	3,150

	$190,212	$155,650	$65,788	$53,509

In the third quarter, sales to the Commercial Transport market increased primarily on higher demand for cabin electronics products as global demand for passenger power systems continued to be strong. Increased sales of aircraft lighting and airframe power to the Commercial Transport market as well as the addition of Ballard’s avionics databus products also contributed to the increased sales to this market. Military sales were flat when compared with the prior year’s third quarter as databus sales from the Ballard acquisition offset lower aircraft lighting and airframe power sales to this market. Sales to the Business Jet market were up slightly when compared with last year’s third quarter as higher aircraft lighting sales and the addition of Max-Viz’s enhanced vision systems sales were partially offset by a decrease in airframe power sales to this market. The decrease in third quarter FAA/Airport sales was due to decreased volume from the FAA during the quarter. The avionics product line is comprised of Max-Viz, acquired on July 30, 2012 and Ballard, acquired on November 30, 2011.

In the first nine months of 2012, sales to the Commercial Transport market increased primarily on higher demand for cabin electronics products as global demand for passenger power systems continued to be strong. Additionally, increased sales of aircraft lighting, airframe power and the addition of Ballard’s avionics databus products all contributed to the increased sales to this market. Military sales in the first nine months were up compared with last year primarily as a result of the addition of avionics databus products offset by lower sales of aircraft lighting products and airframe power products to this market. Sales to the Business Jet market were up when compared with the first nine months of last year as increased aircraft lighting sales and the addition of enhanced vision systems sales were partially offset by lower airframe power sales to this market. FAA/Airport sales in the first nine months were higher as compared with last year from increased volume.

Aerospace operating profit for the third quarter of 2012 was $10.6 million, or 16.1% of sales, compared with $9.9 million, or 18.5% of sales, in the same period last year. The increase in the operating profit was due to leverage from the increased sales volume partially offset by increased E&D costs and increased compensation costs. SG&A expense increased from 2011 primarily due to the acquisitions of Ballard and Max-Viz, which added $1.9 million to SG&A in the third quarter of 2012 as well as increased compensation costs when compared with the prior year’s third quarter.

Aerospace operating profit for the first nine months of 2012 was $33.4 million, or 17.5% of sales, compared with $28.2 million, or 18.1% of sales, in the same period last year. The decrease in the operating profit was due to leverage from the increased sales volume partially offset by increased E&D costs and increased compensation and legal expense. The increased SG&A expense for the first nine months of 2012 was due primarily to the acquisitions of Ballard and Max-Viz, which added $4.4 million, as well as increased compensation expenses and increased legal expenses. Legal expenses increased by $0.4 million when compared with the prior year.

2012 Outlook for Aerospace – We expect 2012 sales for our Aerospace segment to be in the range of $257 million to $263 million. The Aerospace segment’s backlog at the end of the third quarter of 2012 was $110.0 million with approximately $64.5 million expected to be shipped over the remaining part of 2012 and $96.7 million is expected to ship over the next 12 months.

TEST SYSTEMS

	Nine Months Ended		Three Months Ended
(In thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Sales	$8,814	$11,357	$3,111	$2,895
Operating loss	$(3,525)	$(1,360)	$(1,132)	$(832)
Operating Margin	(40.0)%	(12.0)%	(36.4)%	(28.7)%

	September 29, 2012	December 31, 2011
Total Assets	$18,349	$20,020
Backlog	$5,537	$8,409

All sales for the Test Systems segment are from the Military Market.

Sales in the 2012 third quarter increased slightly by $0.2 million to $3.1 million when compared with sales of $2.9 million for the same period in 2011. Sales for the first nine months of 2012 decreased $2.6 million to $8.8 million when compared with sales of $11.4 million for the same period in 2011.

Test Systems operating loss for the third quarter of 2012 was $1.1 million or (36.4)%, compared with $0.8 million or (28.7)% in the same period last year. The operating loss for the first nine months of 2012 was $3.5 million or (40.0)%, compared with a loss of $1.4 million or (12.0)% in the same nine month period last year. The margins for both the third quarter and first nine months of 2012 from the low sales volumes were not sufficient to cover fixed operating costs.

2012 Outlook for Test Systems – We expect sales for the Test Systems segment for 2012 to be in the range of $10 million to $12 million. The Test Systems segment’s backlog at the end of the third quarter of 2012 was $5.5 million with approximately $2.7 million scheduled to be shipped over the remaining part of 2012 and $5.5 million scheduled to ship over the next 12 months.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $17.1 million during the first nine months of 2012, as compared with $12.9 million during the first nine months of 2011. Cash flow from operating activities improved primarily as cash used to increase net operating assets for the first nine months of 2012 was lower than the same period of 2011. Additionally, non cash expense items increased as compared with the same period of 2011.

Cash used for investing activities was $21.1 million in the first nine months of 2012 compared with $12.9 million used in the first nine months of 2011. On July 30, 2012, we acquired Max-Viz for approximately $10.6 million, net of Max-Viz’s cash. Capital expenditures for the first nine months of 2012 were $10.6 million, of which approximately $7.3 million relates to the completion of our Kirkland Washington building. Astronics Advanced Electronic Systems plans on moving into that building near the end of 2012. In the first nine months of 2011 we acquired real estate in Fort Lauderdale, Florida where our Fort Lauderdale facility is located as well as the aforementioned Kirkland Washington property for approximately $10.1 million.

In the first nine months of 2012 cash provided by financing activities totaled $0.7 million compared with cash used by financing activities of $2.1 million in the first nine months of 2011. The change was due primarily to net proceeds from the use of our revolving credit facility of $9 million for the purchase of Max-Viz and the early payoff of the $5.0 million subordinated promissory note in January, 2012.

The Company expects capital spending in 2012 to be approximately $20 million to $21 million including the completion of the build out and occupation of the Kirkland property. Management believes that the Company’s cash flow from operations and revolving credit facility will be sufficient to provide funding for future capital requirements.

There was $9.0 million balance outstanding on our revolving credit facility at September 29, 2012. The revolving credit facility provides for borrowing up to $35.0 million. The credit facility allocates up to $20 million of the revolving credit line for the issuance of letters of credit. At September 29, 2012 letters of credit totaling approximately $10.8 million were supported by the credit facility. The Company had available borrowing capacity on its credit facility totaling $15.2 million and $22.9 million at September 29, 2012 and December 31, 2011, respectively. At September 29, 2012, we were in compliance with all of the covenants pursuant to the credit facility.

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

BACKLOG

The Company’s backlog at September 29, 2012 was $115.6 million compared with $106.3 million at December 31, 2011 and $110.2 million at October 1, 2011.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Part 1, Note 1and Note 18 to the Financial Statements – Basis of Presentation, Accounting Pronouncements Adopted in 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Market Risk in Item 2, above.

Item 4. Controls and Procedures

a)	The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 29, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 29, 2012.

b)	Changes in Internal Control over Financial Reporting - There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company has a significant concentration of business with two customers, Panasonic Avionics Corporation and the US Government, where a significant reduction in sales would negatively impact our sales and earnings. We provide Panasonic with cabin electronics products which, in total were approximately 38% of revenue during the first nine months of 2012. We provide the US Government with military products which, in total were approximately 7% of revenue during the first nine months of 2012.

Item 2. Unregistered sales of equity securities and use of proceeds

(c) The following table summarizes the Company’s purchases of its common stock for the quarter ended September 29, 2012:

Period	(a) Total number of shares Purchased(1)	(b) Average Price Paid per Share	(c) Total number of shares Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 – July 28, 2012	—	—	—	—
July 29, 2012 – August 25, 2012	—	—	—	—
August 26, 2012 – September 29, 2012	3,833	29.20	—	—
Total			—	—

(1)	In connection with the exercise of stock options, we accept, from time to time, delivery of shares to pay the exercise price of stock options. August 27, 2012, we accepted delivery of 3,833 shares at $29.20 in connection with the exercise of stock options.

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

ASTRONICS CORPORATION
(Registrant)

Date: November 7, 2012	By:	/s/ David C. Burney
David C. Burney Vice President-Finance and Treasurer (Principal Financial Officer)