Form 10-K
period 2012-12-31
ASTRONICS CORP
filed 2013-02-22
CIK 8063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of January 31, 2013, 14,477,994 shares were outstanding, consisting of 10,947,713 shares of Common Stock $.01 Par Value and 3,530,281shares of Class B Stock $.01 Par Value. The aggregate market value, as of the last business day of the Company’s most recently completed second fiscal quarter, of the shares of Common Stock and Class B Stock of Astronics Corporation held by non-affiliates was approximately $214,897,000 (assuming conversion of all of the outstanding Class B Stock into Common Stock and assuming the affiliates of the Registrant to be its directors, executive officers and persons known to the Registrant to beneficially own more than 10% of the outstanding capital stock of the Corporation).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders to be held May 14, 2013 are incorporated by reference into Part III of this Report.

ASTRONICS CORPORATION

Index to Annual Report

on Form 10-K

Year Ended December 31, 2012

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

Astronics is a leading supplier of products to the aerospace and defense industries. Our products include advanced, high-performance lighting systems, electrical power generation systems, aircraft safety systems, electrical power distribution systems and avionics products for the global aerospace industry as well as test, training and simulation systems primarily for the military.

We have eight primary locations, seven in the United States and one in Canada. We design and build our products through our wholly owned subsidiaries Astronics Advanced Electronic Systems Corp. (“AES”), Ballard Technology, Inc. (“Ballard”), DME Corporation (“DME”), Luminescent Systems, Inc. (“LSI”), Luminescent Systems Canada, Inc. (“LSI Canada”) and Max-Viz, Inc. (“Max-Viz”). We have two reportable segments, Aerospace and Test Systems. On November 30, 2011, Astronics acquired 100% of the stock of Ballard. Ballard designs and manufactures avionics databus solutions for defense and commercial aerospace applications. On July 30, 2012 Astronics acquired by merger, 100% of the stock of Max-Viz, Inc. Max-Viz designs and manufactures industry-leading enhanced vision systems for defense and commercial aerospace applications for the purpose of improving situational awareness. Both Ballard and Max-Viz are part of our Aerospace segment.

Products and Customers

Our Aerospace segment designs and manufactures products for the global aerospace industry. Product lines include Aircraft Lighting, Cabin Electronics, Airframe Power, Avionics Products and Airfield Lighting. Our Aerospace customers are the airframe manufacturers (OEM’s) that build aircraft for the commercial, military and general aviation markets, suppliers to those OEM’s, aircraft operators such as airlines and branches of the U.S. Department of Defense as well as the Federal Aviation Administration and airport operators. During 2012, this segment’s sales were divided 70% to the commercial transport market, 14% to the military aircraft market, 12% to the business jet market and 4% to the FAA/airport market. Most of this segment’s sales are a result of contracts or purchase orders received from customers, placed on a day-to-day basis or for single year procurements rather than long-term multi-year contract commitments. On occasion the Company does receive contractual commitments or blanket purchase orders from our customers covering multiple year deliveries of hardware to our customers.

Our Test Systems segment designs, develops, manufactures and maintains communications and weapons test systems and training and simulation devices for military applications. In the Test Systems Segment, Astronics’ products are sold primarily to the U.S. military, foreign militaries and manufacturers of military communication systems. During 2012, this segment’s sales were all to the military markets. This segment’s revenue is recognized at time of shipment and transfer of title and from long-term, primarily fixed price contracts using the percentage of completion method of accounting, measured by multiplying the estimated total contract value by the ratio of actual contract costs incurred to date to the estimated total contract costs. We make significant estimates involving usage of percentage-of-completion accounting to recognize contract revenues. We periodically review contracts in process for estimates-to-completion, and revise estimated gross profit accordingly. While we believe our estimated gross profit on contracts in process is reasonable, unforeseen events and changes in circumstances can take place in a subsequent accounting period that may cause us to revise our estimated gross profit on one or more of our contracts in process. Accordingly, the ultimate gross profit realized upon completion of such contracts can vary significantly from estimated amounts between accounting periods.

Sales by Segment, Geographic Region, Major Customer and Canadian Operations are provided in Note 18 of Item 8, Financial Statements and Supplementary Data in this report.

We have a significant concentration of business with two major customers, Panasonic Avionics Corporation and to various Department of Defense branches of the U.S. Government. Sales to Panasonic Avionics accounted for 38.0% of sales in 2012, 35.7% of sales in 2011 and 26.5% of sales in 2010. Accounts receivable from this customer at December 31, 2012 and 2011 were $17.4 million and $9.9 million, respectively. Sales to the U.S. Government accounted for 7.2% of sales in 2012, 9.0% of sales in 2011 and 15.0% of sales in 2010. Accounts receivable from this customer at December 31, 2012 and 2011 were $2.6 million and $3.9 million, respectively.

Strategy

Our strategy is to develop and maintain positions of technical leadership in our chosen aerospace and defense markets, leveraging those positions to grow the amount of content and volume of product sold to those markets and to selectively acquire businesses that could benefit from our leadership position and strategic direction.

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

Government Contracts

All U.S. Government contracts, including subcontracts where the U.S. Government is the ultimate customer, may be subject to termination at the election of the government. Our revenue stream relies on military spending. Approximately 18% of our consolidated sales was made to the military market.

Raw Materials

Materials, supplies and components are purchased from numerous sources. We believe that the loss of any one source, although potentially disruptive in the short-term, would not materially affect our operations in the long-term.

Seasonality

Our business is typically not seasonal.

Backlog

At December 31, 2012, our backlog was $ 114.5 million. At December 31, 2011, our backlog was $106.3 million. Backlog in the Aerospace segment was $110.9 million of which $94.2 million is expected to be realized in 2013. Backlog in the Test Systems segment was $3.6 million at December 31, 2012 all of which is expected to be realized in 2013.

Patents

We have a number of patents. While the aggregate protection of these patents is of value, our only material business that is dependent upon the protection afforded by these patents is our cabin power distribution products. Our patents and patent applications relate to electroluminescence, instrument panels, keyboard technology and a broad patent covering the cabin power distribution technology. We regard our expertise and techniques as proprietary and rely upon trade secret laws and contractual arrangements to protect our rights. We have trademark protection in major markets.

Research, Development and Engineering Activities

We are engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of our existing technologies. These costs are expensed when incurred and included in cost of sales. Research, development and engineering costs amounted to approximately $44.9 million in 2012, $36.1 million in 2011 and $28.3 million in 2010.

Employees

We employed 1,156 employees as of December 31, 2012. We consider our relations with our employees to be good. None of our employees are subject to collective bargaining agreements.

Stock Distribution

On October 15, 2012, the Company announced a three-for-twenty distribution of Class B Stock to holders of both Common and Class B Stock. Stockholders received three shares of Class B Stock for every twenty shares of Common and Class B Stock held on the record date of October 29, 2012. Fractional shares were paid in cash. All share quantities, share prices and per share data reported throughout this report have been adjusted to reflect the impact of this distribution.

Available information

We file our financial information and other materials as electronically required by the SEC with the SEC. These materials can be accessed electronically via the Internet at www.sec.gov. Such materials and other information about the Company are also available through our website at www.astronics.com.

ITEM 1A.	RISK FACTORS

The loss of Panasonic Avionics Corporation or the U. S. Government as major customers or a significant reduction in sales to either or both of those two customers would reduce our sales and earnings. In 2012 we had a concentration of sales to Panasonic representing approximately 38.0% of our sales and to the U.S. Government representing approximately 7.2% of our sales. The loss of one or both of these customers or a significant reduction in sales to them would significantly reduce our sales and earnings.

The amount of debt we have outstanding, as well as any debt we may incur in the future, could have an adverse effect on our operational and financial flexibility. As of December 31, 2012, we had approximately $30.0 million of debt outstanding, of which $20.7 million is long-term debt. Changes to our level of debt subsequent to December 31, 2012 could have significant consequences to our business, including the following:

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

We are subject to debt covenant restrictions. Our credit facility contains several financial and other restrictive covenants. A significant decline in our operating income could cause us to violate our covenants. A covenant violation would require a waiver by the lenders or an alternative financing arrangement be achieved. This could result in our being unable to borrow under our bank credit facility or being obliged to refinance and renegotiate the terms of our bank indebtedness. Historically both choices have been available to us however it is difficult to predict the availability of these options in the future.

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

A write-off of all or part of our goodwill or other intangible assets could adversely affect our operating results, net worth and cause us to violate covenants in our bank credit facility. At December 31, 2012, goodwill and purchased intangible assets were approximately 10.3% and approximately 7.8% of our total assets respectively. Our goodwill and other intangible assets may increase in the future since our strategy includes growing through acquisitions. We may have to write off all or part of our goodwill or purchased intangible assets if their value becomes impaired. Although this write-off would be a non-cash charge, it could reduce our earnings and net worth significantly.

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

We depend on government contracts and subcontracts with defense prime contractors and sub-contractors that may not be fully funded, may be terminated, or may be awarded to our competitors. The failure to be awarded these contracts or failure to receive funding or the termination of one or more of these contracts could reduce our sales. Sales to the U.S. Government and its prime contractors and subcontractors represent a significant portion of our business. The funding of these programs is generally subject to annual congressional appropriations, and congressional priorities are subject to change. In addition, government expenditures for defense programs may decline or these defense programs may be terminated. A decline in governmental expenditures or the termination of existing contracts may result in a reduction in the volume of contracts awarded to us. We have resources applied to specific government contracts and if any of those contracts were terminated, we may incur substantial costs redeploying those resources.

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

Our results of operations are affected by our fixed-price contracts, which could subject us to losses in the event that we have cost overruns. For the year ended December 31, 2012, fixed-price contracts represented almost all of the Company’s sales. On fixed-price contracts, we agree to perform the scope of work specified in the contract for a predetermined price. Depending on the fixed price negotiated, these contacts may provide us with an opportunity to achieve higher profits based on the relationship between our costs and the contract’s fixed price. However, we bear the risk that increased or unexpected costs may reduce our profit.

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

We are subject to financing and interest rate exposure risks that could adversely affect our business, liquidity and operating results. Changes in the availability, terms and cost of capital, increases in interest rates or a reduction in credit rating could cause our cost of doing business to increase and place us at a competitive disadvantage. At December 31, 2012, approximately 23% of our debt was at fixed interest rates with the remaining percentage subject to variable interest rates.

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

Our stock price is volatile. For the year ended December 31, 2012, our stock price ranged from a low of $19.85 to a high of $31.82. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

We are a defendant in an action filed in the Regional State Court of Mannheim, Germany (Lufthansa Technik AG v. Astronics Advanced Electronics Systems Corp.) relating to an allegation of patent infringement. The damages sought include injunctive relief, as well as monetary damages. We dispute the allegation and are vigorously defending ourselves in this action. We have filed a nullity action with the Federal Patent Court in Munich Germany, requesting the court to revoke the German part of the European patent that is subject to the claim. In November 2011, the Regional State Court of Manheim Germany, issued an interim decision to the effect that the infringement litigation proceedings be stayed until the Federal Patent Court decides on the concurrent nullity action. At this time we are unable to provide a reasonable estimate of our potential liability or the potential amount of loss related to this action, if any. If the outcome of this litigation is adverse to us, our results and financial condition could be materially affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

On December 31, 2012, we occupied 597,500 square feet of space in the United States and Canada, distributed as follows:

	Owned	Leased	Total
Aerospace
East Aurora, NY	125,000	—	125,000
Redmond, WA	—	100,000	100,000
Kirkland, WA	92,000	7,600	99,600
Ft. Lauderdale, FL	96,000	—	96,000
Lebanon, NH	80,000	—	80,000
Montreal, Quebec, Canada	—	25,300	25,300
Everett, WA	—	16,000	16,000
Portland, OR	—	3,500	3,500
Hillsboro, OR	—	1,100	1,100

Aerospace Square Feet	393,000	153,500	546,500

Test Systems
Orlando, FL	—	51,000	51,000

Test Systems Square Feet	—	51,000	51,000

Total Square Feet	393,000	204,500	597,500

Our corporate headquarters is located in East Aurora, New York. The lease in Montreal expires in July, 2018. The lease for the Redmond facility expires in March, 2013. We relocated this operation to the Kirkland facility in December, 2012. The lease for the Kirkland warehouse facility expires in March, 2016. The lease for the Everett facility expires in September 2014. The lease for the Portland facility expires in January 2016. The lease for the Hillsboro facility expires in February 2013 and is renewed annually. The lease for the Orlando facility expires in February, 2015 with one renewal option for seven years. Upon the expiration of our current leases, we believe that we will be able to either secure renewal terms or enter into leases for alternative locations at market terms. We believe that our properties have been adequately maintained and are generally in good condition.

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

We are a defendant in an action filed in the Regional State Court of Mannheim, Germany (Lufthansa Technik AG v. Astronics Advanced Electronics Systems Corp.) relating to an allegation of patent infringement. The damages sought include injunctive relief, as well as monetary damages. We dispute the allegation and are vigorously defending ourselves in this action. We have filed a nullity action with the Federal Patent Court in Munich Germany, requesting the court to revoke the German part of the European patent that is subject to the claim. In November 2011, the Regional State Court of Manheim Germany, issued an interim decision to the effect that the infringement litigation proceedings be stayed until the Federal Patent Court decides on the concurrent nullity action. At this time we are unable to provide a reasonable estimate of our potential liability or the potential amount of loss related to this action, if any. If the outcome of this litigation is adverse to us, our results and financial condition could be materially affected.

Other than this proceeding, we are not party to any significant pending legal proceedings that management believes will result in material adverse effect on our financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the range of prices for the Company’s Common Stock, traded on the NASDAQ National Market System, for each quarterly period during the last two years. The approximate number of shareholders of record as of January 31, 2013, was 857 for Common Stock and 1,237 for Class B Stock.

2012	High	Low
First	$31.82	$27.29
Second	30.60	21.43
Third	27.15	23.59
Fourth	26.77	19.85

2011	High	Low
First	$20.10	$15.57
Second	25.10	16.75
Third	26.81	20.85
Fourth	32.90	24.25

The Company has not paid any cash dividends in the three-year period ended December 31, 2012. The Company has no plans to pay cash dividends as it plans to retain all cash from operations as a source of capital to finance growth in the business.

On October 15, 2012, the Company announced a three-for-twenty distribution of Class B Stock to holders of both Common and Class B Stock. Stockholders received three shares of Class B Stock for every twenty shares of Common and Class B Stock held on the record date of October 29, 2012. Fractional shares were paid in cash. All share quantities, share prices and per share data reported throughout this report have been adjusted to reflect the impact of this distribution.

With respect to information regarding our securities authorized for issuance under equity incentive plans, the information contained in the section entitled “Equity Compensation Plan Information” of our definitive Proxy Statement for the 2013 Annual Meeting of Shareholders is incorporated herein by reference.

We did not repurchase any shares of our common stock in 2012. In October of 2012, all shares held in the treasury were permanently retired.

The following graph charts the annual percentage change in return on the Company’s common stock compared to the S&P 500 Index — Total Return and the NASDAQ US and Foreign Securities:

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

December 2012

		2007	2008	2009	2010	2011	2012
Astronics Corp.	Return %		(75.59)	(3.93)	145.61	83.40	(26.71)
	Cum $	100.00	24.41	23.45	57.59	105.63	77.42

S&P 500 Index—Total Returns	Return %		(36.99)	26.45	15.06	2.11	16.00
	Cum $	100.00	63.01	79.67	91.67	93.61	108.59

NASDAQ Stock Market (US and Foreign Companies)	Return %		(40.04)	45.33	18.05	(0.85)	17.40
	Cum $	100.00	59.96	87.14	102.87	102.00	119.75

ITEM 6.	SELECTED FINANCIAL DATA

Five-Year Performance Highlights

	2012(5)	2011(4)	2010	2009(3)		2008
(Amounts in thousands, except for employee and per share data)
PERFORMANCE:
Sales	$266,446	$228,163	$195,754	$191,201		$173,722
Impairment Loss (2)	$—	$(2,500)	$—	$(19,381)		$—
Net Income (Loss)	$21,874	$21,591	$14,948	$(3,802)		$8,361
Net Margin	8.2%	9.5%	7.6%	(2.0	) %	4.8%
Diluted Earnings (Loss) per Share (1)	$1.45	$1.45	$1.05	$(0.28)		$0.63
Weighted Average Shares Outstanding – Diluted (1)	15,131	14,848	14,274	13,577		13,472
Return on Average Equity	19.2%	24.0%	21.8%	(6.4)%		15.6%

YEAR-END FINANCIAL POSITION:
Working Capital	$60,042	$58,833	$65,855	$52,857		$43,360
Total Assets	$211,989	$174,905	$150,888	$138,714		$104,674
Indebtedness	$29,983	$33,263	$38,578	$44,776		$14,446
Shareholders’ Equity	$125,134	$102,863	$77,215	$60,113		$58,255
Book Value Per Share (1)	$8.65	$7.24	$5.58	$4.41		$4.49

OTHER YEAR-END DATA:
Depreciation and Amortization	$6,905	$4,943	$4,881	$7,342		$4,142
Capital Expenditures	$16,720	$14,281	$3,568	$2,466		$4,325
Shares Outstanding (1)	14,461	14,199	13,848	13,631		12,986
Number of Employees	1,156	1,081	1,010	1,035		989

(1)	– Diluted Earnings (Loss) Per-Share, Weighted Average Shares Outstanding-Diluted, Book Value Per-Share and Shares Outstanding have been adjusted for the impact of the October 15, 2012 three-for-twenty Class B stock distribution and the August 16, 2011 one-for-ten Class B stock distribution.
(2)	–The Company recorded a $2.4 million goodwill impairment charge and a $0.1 million impairment charge to purchased intangible assets during the fourth quarter of 2011. The Company recorded a $14.2 million goodwill impairment charge and a $5.2 million impairment charge to purchased intangible assets during the fourth quarter of 2009. Refer to “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” and Notes 4 and 5 of our consolidated financial statements for additional information on Intangible Assets and Goodwill.
(3)	– Information includes the results of DME, acquired on January 30, 2009, from the acquisition date forward.
(4)	– Information includes the results of Ballard, acquired on November 30, 2011, from the acquisition date forward.
(5)	– Information includes the results of Max-Viz, acquired on July 30, 2012, from the acquisition date forward.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Astronics Corporation, through its subsidiaries Astronics Advanced Electronic Systems Corp., Luminescent Systems Inc., Luminescent Systems Canada Inc., DME Corporation, Max-Viz, Inc. and Ballard Technology, Inc. designs and manufactures electrical power generation systems, electrical power control and distribution systems, lighting systems and components, aircraft safety products, avionics solutions and test, training and simulation systems.

Our strategy is to invest significantly in engineering, research and development to develop and maintain positions of technical leadership. We expect to leverage those positions to increase our ship set content, growing the amount of content and volume of products we sell and to selectively acquire businesses with similar technical capabilities.

We have two reportable segments, Aerospace and Test Systems. Our Aerospace segment has seven principal operating facilities located in New York State, New Hampshire, Florida, Oregon and Quebec, Canada and two in Washington State. Our Test Systems segment has one facility located in Florida.

Our Aerospace segment serves four primary markets. They are the military, commercial transport, business jet and FAA/airport markets. We serve one primary market in the Test Systems segment, which is the military.

Sales to the commercial transport market totaled approximately 67.3% of our total revenue in 2012. Our cabin electronics products which provide in-seat power for airline passengers as well as power for in-flight entertainment systems (IFE) found on commercial airlines around the world, accounted for the majority of our sales to this market. Since 2005 our sales to the commercial transport markets increased from approximately $31.2 million to approximately $179.1 million in 2012. In addition to supplying cabin electronics products to this market, we also supply lighting products used in the cabin and cockpit of commercial airlines and airframe power management products. Maintaining and growing our sales to the commercial transport market will depend on airlines capital spending budgets for cabin up-grades as well as the purchase of new aircraft such as the Boeing 787, Airbus A380 and Airbus A350. This spending by the airlines is impacted by their profits, cash flow and available financing as well as competitive pressures between the airlines to improve the travel experience for their passengers. We expect that these new aircraft, once in production will be equipped with more IFE and in-seat power than previous generation aircraft. Our ability to maintain and grow sales to this market depends on our ability to maintain our technological advantages over our competitors and maintain our relationships with major in-flight entertainment suppliers and global airlines.

Sales to the military aerospace market includes our aircraft lighting, airframe power and avionics products. In 2012, Aerospace military sales represented approximately 13.7% of consolidated sales. The military market is dependent on governmental funding which can change from year to year. Risks are that overall spending may be reduced in the future, specific programs may be eliminated or that we fail to win new business through the competitive bid process. Astronics does not have significant reliance on any one program such that cancellation of a particular program will cause material financial loss. We believe that we will continue to have opportunities similar to past years regarding this market.

Sales to the business jet market are primarily aircraft lighting, airframe power and avionics products. Sales to the business jet market accounted for approximately 11.0% of our consolidated sales in 2012. Sales to the business jet market are driven by our ship set content on new aircraft and build rates of new aircraft. Business jet OEM build rates continue to be significantly impacted by slow global wealth creation and corporate profitability which have been negatively affected during the past several years by the slow recovery from the global recession. Our sales to the business jet market will continue to be challenged in the upcoming year as business jet aircraft production rates are not expected to increase significantly during 2013 as the global economy continues to struggle. Additionally, there continues to be a large supply of high quality used aircraft in the market competing with new aircraft for customers. Despite the current market conditions, we continue to see opportunities on new aircraft currently in the design phase to employ our power, lighting and avionics technologies in the business jet market. There is risk involved in the development of any new aircraft including the risk that the aircraft will not ultimately be produced or that it will be produced in lower quantities than originally expected and thus impacting our return on our engineering and development efforts.

Sales to the FAA/airport market account for approximately 3.7% of our consolidated sales in 2012 and were comprised of sales of airfield lighting products including navigational lighting aids, providing design-build lighting solutions to simplify lighting installation projects and provide seamless airfield upgrades for airports. Future FAA/airport market sales are dependent on funding availability for airport upgrades and successfully competing for those opportunities.

Our Test Systems segment accounted for 4.3% of our consolidated sales in 2012, all to the military market.

Important factors affecting our growth and profitability are the rate at which new aircraft are produced, government funding of military programs, our ability to have our products designed into the plans for new aircraft and the rates at which aircraft owners, including commercial airlines, refurbish or install upgrades to their aircraft. New aircraft build rates and aircraft owners spending on upgrades and refurbishments is cyclical and dependent on the strength of the global economy. Once designed into a new aircraft, the spare parts business is frequently retained by the Company.

Each of the markets that we serve presents opportunities that we expect will provide growth for the Company over the long-term. We continue to look for opportunities in all of our markets to capitalize on our core competencies to expand our existing business and to grow through strategic acquisitions.

Challenges which continue to face us include improving shareholder value through increasing profitability. Increasing profitability is dependent on many things, primarily revenue growth and the Company’s ability to control operating expenses and to identify means of creating improved productivity. Revenue is driven by increased build rates for existing aircraft, market acceptance and economic success of new aircraft, continued government funding of defense programs, the Company’s ability to obtain production contracts for parts we currently supply or have been selected to design and develop for new aircraft platforms and continually identifying and winning new business for our Test Systems segment. Reduced aircraft build rates driven by a weak economy, tight credit markets, reduced air passenger travel and an increasing supply of used aircraft on the market would likely result in reduced demand for our products, which will result in lower profits. Reduction of defense spending may result in fewer opportunities for us to compete, which could result in lower profits in the future. Many of our newer development programs are based on new and unproven technology and at the same time we are challenged to develop the technology on a schedule that is consistent with specific programs. We will continue to address these challenges by working to improve operating efficiencies and focusing on executing on the growth opportunities currently in front of us.

ACQUISITIONS

On July 30, 2012 we acquired by merger, 100% of the stock of Max-Viz, Inc. (“Max-Viz”), a manufacturer of industry-leading Enhanced Vision Systems for defense and commercial aerospace applications for the purpose of improving situational awareness. The addition of Max-Viz diversifies the products and technologies that Astronics offers. We purchased the outstanding stock of Max-Viz for $10.7 million in cash plus contingent purchase consideration up to a maximum of $8.0 million subject to meeting certain revenue growth targets over the next three years. Max-Viz’s unaudited 2012 revenue prior to the acquisition date was approximately $3.7 million. Max-Viz is included in our Aerospace reporting segment.

The additional contingent purchase consideration is recorded at its estimated fair value at the date of acquisition based upon the Company’s assessment of the probability of Max-Viz achieving the revenue growth targets. The goodwill recognized is comprised primarily of intangible assets that do not require separate recognition. Substantially all of the goodwill and purchased intangible assets are expected to be deductible for tax purposes over 15 years. The purchase price allocation for the 2012 acquisition is complete.

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

Revenue Recognition

In the Test Systems segment, revenue of approximately 37%, 70% and 95% for the years ending December 31, 2012, 2011 and 2010 respectively, was recognized from long-term, fixed-price contracts using the percentage-of-completion method of accounting, measured by multiplying the estimated total contract value by the ratio of actual contract costs incurred to date to the estimated total contract costs. Substantially all long-term contracts are with U.S. government agencies and contractors thereto. The Company makes significant estimates involving its usage of percentage-of-completion accounting to recognize contract revenues. The Company periodically reviews contracts in process for estimates-to-completion, and revises estimated gross profit accordingly. While the Company believes its estimated gross profit on contracts in process is reasonable, unforeseen events and changes in circumstances can take place in a subsequent accounting period that may cause the Company to revise its estimated gross profit on one or more of its contracts in process. Accordingly, the ultimate gross profit realized upon completion of such contracts can vary significantly from estimated amounts between accounting periods. Revenue not recognized using the percentage-of-completion method is recognized at the time of shipment of goods and transfer of title.

Accounts Receivable and Allowance for Doubtful Accounts

We record a valuation allowance to account for potentially uncollectible accounts receivable. The allowance is determined based on Management’s knowledge of the business, specific customers, review of receivable aging and a specific identification of accounts where collection is at risk. At December 31, 2012, the allowance for doubtful accounts for accounts receivable was $0.7 million, or 1.4 % of gross accounts receivable. At December 31, 2011, the allowance for doubtful accounts for accounts receivable was $0.6 million, or 1.8% of gross accounts receivable.

Inventory Valuation

We record valuation reserves to provide for excess, slow moving or obsolete inventory or to reduce inventory to the lower of cost or market value. In determining the appropriate reserve, Management considers the age of inventory on hand, the overall inventory levels in relation to forecasted demands as well as reserving for specifically identified inventory that we believe is no longer salable. At December 31, 2012, our reserve for inventory valuation was $12.0 million, or 19.8% of gross inventory. At December 31, 2011, our reserve for inventory valuation was $10.6 million, or 20.9% of gross inventory.

Deferred Tax Asset Valuation Allowances

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We record a valuation allowance to reduce deferred tax assets to the amount of future tax benefit that we believe is more likely than not to be realized. Significant assumptions regarding future profitability is required to estimate the value of these deferred tax assets. We consider recent earnings projections, allowable tax carryforward periods, tax planning strategies and historical earnings performance to determine the amount of the valuation allowance. Changes in these factors could cause us to adjust our valuation allowance, which would impact our income tax expense and the carrying value of these assets when we determine that these factors have changed.

As of December 31, 2012 we had net deferred tax assets of $14.0 million, net of a $2.2 million valuation allowance. As of December 31, 2011, we had net deferred tax assets of $10.2 million, net of a $1.9 million valuation allowance. These assets principally relate to goodwill and intangible assets, employee benefit liabilities, asset reserves, depreciation and state and foreign general business tax credit carry-forwards. Because of the uncertainty as to the Company’s ability to generate sufficient future taxable income in certain States, the Company has recorded valuation allowances accordingly.

Impairment of long-lived assets

Goodwill Impairment Testing

Our goodwill is the result of the excess of purchase price over net assets acquired from acquisitions. As of December 31, 2012, we had approximately $21.9 million of goodwill. As of December 31, 2011, we had approximately $17.2 million of goodwill. The change in goodwill is due primarily to the acquisition of Max-Viz in July 2012, increasing goodwill by $4.7 million.

We identify our reporting units by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. The Test Systems operating segment is its own reporting unit while the other reporting units are one level below our Aerospace operating segment.

Companies may perform a qualitative assessment as the initial step in the annual goodwill impairment testing process for all or selected reporting units. Companies are also allowed to bypass the qualitative analysis and perform a quantitative analysis if desired. Economic uncertainties and the length of time from the calculation of a baseline fair value are factors that we would consider in determining whether to perform a quantitative test.

When we evaluate the potential for goodwill impairment using a qualitative assessment, we consider factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a quantitative two-step impairment test.

Quantitative testing first requires a comparison of the fair value of each reporting unit to the carrying value. We use the discounted cash flow method to estimate the fair value of each of our reporting units. The discounted cash flow method incorporates various assumptions, the most significant being projected revenue growth rates, operating profit margins and cash flows, the terminal growth rate and the discount rate. Management projects revenue growth rates, operating margins and cash flows based on each reporting unit’s current business, expected developments and operational strategies. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired and any loss must be measured.

In measuring the impairment loss, the implied fair value of goodwill is determined by assigning a fair value to all of the reporting unit’s assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination at fair value. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to that excess.

We performed qualitative assessments for the four reporting units which have goodwill and concluded that it is more likely than not that their fair values exceed their carrying values. Based on our annual qualitative assessments of our reporting units, we concluded that goodwill was not impaired.

Amortized Intangible Asset Impairment Testing

Amortizable intangible assets with a carrying value of $16.0 million at December 31, 2012 are amortized over their assigned useful lives. We test these long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. The recoverability test consists of comparing the projected undiscounted cash flows, with its carrying amount. An impairment loss would then be recognized for the carrying amount in excess of its fair value.

Depreciable Asset Impairment Testing

Property, plant and equipment with a carrying value of $53.5 million at December 31, 2012 are depreciated over their assigned useful lives. We test these long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. The recoverability test consists of comparing the projected undiscounted cash flows, with its carrying amount. An impairment loss would then be recognized for the carrying amount in excess of its fair value.

Supplemental Executive Retirement Plan (SERP)

We maintain two non-qualified defined benefit supplemental retirement plans (“SERP” and “SERP II”) for certain executive officers and retired former executive officers. Expense for these plans in 2012 was $1.4 million. Plan obligations and the related costs are determined using actuarial valuations that involve several assumptions that may be highly uncertain and may have a material impact on the financial statements if different reasonable assumptions had been used. The most critical assumptions include the discount rate, future wage increases, retirement age and life expectancy. The discount rate is used to state expected future cash flows at present value. Using a lower discount rate increases the present value of pension obligations and increases pension expense. For determining the discount rate the Company considers long-term interest rates for high-grade corporate bonds. The discount rate for determining the expense recognized in 2012 was 4.5% compared with 5.5% in 2011. We will use a discount rate of 4.2% in determining our 2013 expense. The assumption for compensation increases takes a long-term view of inflation and performance based salary adjustments based on the Company’s approach to executive compensation. The rate used for future wage increases was 5.0%. It was assumed that each participant retires after fully vesting in the plan at age 62 or 65. A 100 point increase in the discount rate we used would negligibly impact our annual pension expense for 2013. If we had assumed annual wage increases of 6% our 2013 pension expense would increase approximately $0.1 million.

Stock-Based Compensation

We have stock-based compensation plans, which include non-qualified stock options as well as incentive stock options. Expense recognized for stock-based compensation was $1.4 million for the year ended 2012, $1.1 million for the year ended 2011 and $0.9 million for the year ended 2010. We determine the fair value of the option awards at the date of grant using a Black-Scholes model. Option pricing models require management to make assumptions and to apply judgment to determine the fair value of the award. These assumptions and judgments include estimating the future volatility of our stock price, expected dividend yield, future employee stock option exercise behaviors and future employee turnover rates. Changes in these assumptions can materially affect the fair value estimate.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

(Dollars in thousands)	2012(2)	2011(1)	2010
Sales	$266,446	$228,163	$195,754
Gross Margin	26.1%	26.5%	24.3%
Impairment Loss	$—	$2,500	$—
SG&A Expenses as a Percentage of Sales	13.8%	11.9%	11.8%
Interest Expense	$1,042	$1,806	$2,551
Effective Tax Rate	30.7%	25.6%	31.5%
Net Earnings	$21,874	$21,591	$14,948

(1)	Our results of operations for 2011 include the operations of Ballard Technology Inc. beginning November 30, 2011, the effective date of the acquisition.
(2)	Our results of operations for 2012 include the operations of Max-Viz, Inc. beginning July 30, 2012, the effective date of the acquisition.

A discussion by segment can be found at “Segment Results of Operations and Outlook” in this MD&A.

CONSOLIDATED OVERVIEW OF OPERATIONS

The increase in consolidated sales in 2012 compared to 2011 and 2011 compared to 2010 was due to sales volume growth in our Aerospace segment offset partially by reduced sales volume in our Test Systems segment.

Gross margins decreased in 2012 to 26.1% compared with 2011 at 26.5%. The slight decrease in margins were primarily the result increased engineering and development (“E&D”) expense and lower margins in our Test Systems segment due to lower sales levels.

Gross margins improved in 2011 to 26.5% compared with 2010 at 24.3%. The improved margins were a result of increased margins in the Aerospace segment due to leverage on increased sales volume offset somewhat by lower margins in our Test Systems segment and increased engineering and development (“E&D”) expense.

Selling, general and administrative (“SG&A”) expenses were $36.8 million or 13.8% of sales in 2012, compared with $27.2 million, or 11.9% of sales in 2011. The SG&A increase in 2012 compared with 2011 was due primarily to higher legal expenses and the inclusion of Ballard, acquired in November 2011 and the addition of Max-Viz, acquired in July of 2012. SG&A costs relating to the Ballard and Max-Viz SG&A added $6.1 million in 2012 compared to 2011 and legal costs increased $1.4 million in 2012 compared with 2011. Additionally, compensation costs increased in 2012 compared to 2011primarilly as a result of increased pension expense.

Selling, general and administrative (“SG&A”) expenses were $27.2 million or 11.9% of sales in 2011, compared to $23.2 million, or 11.8% of sales in 2010. The SG&A increase in 2011 compared with 2010 was due primarily to higher legal costs of $1.4 million, increased bad debt expenses of $0.5 million and increased compensation costs as compared with the prior year.

In 2011, as a result of declining sales and low new orders, our forecast future cash flow for our Test Systems segment indicated that its carrying value exceeded its book value. As a result we recorded an impairment charge of $2.5 million to write down the carrying value of our Test Systems goodwill to zero and certain intangible assets to fair value. There were no impairment charges in 2012 and 2010.

Interest expense decreased in 2012 compared to 2011 as well as 2011 compared to 2010, due to a combination of lower rates and reduced debt levels when compared with the same period in the prior year.

The effective tax rate for 2012 is higher than 2011 primarily from the 2011 reduction of reserves for uncertain tax positions that did not occur in 2012. The effective tax rate for 2011 is lower than 2010 primarily from the reduction of reserves for uncertain tax positions relating to the tax years 2006 through 2010 and a higher domestic production activity deduction.

The effective income tax rate in 2012 was 30.7% compared to 25.6% for 2011. The 2011 tax rate reflects the favorable resolution of research and development tax credits relating to prior years and the reduction of reserves established in prior years related to those credits. The 2012 tax rate does not reflect the impact of any estimate of 2012 research and development tax credits, as the tax law extending these credits was not enacted until 2013. Had the law been enacted in 2012, we estimate we would have recognized approximately $0.7 million in tax benefits. We expect to recognize this benefit in the first quarter of 2013.

2013 Outlook

We expect consolidated sales in 2013 to be between $275 million and $310 million. Our consolidated backlog at December 31, 2012 was $114.5 million of which approximately $97.8 million is expected to ship in 2013. We expect our capital equipment spending in 2013 to be in the range of $5 million to $10 million and our engineering and development costs to be in the range of $42 million to $46 million.

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

AEROSPACE

(in thousands, except percentages)	2012	2011	2010
Sales	$254,955	$213,874	$179,586
Operating Profit	$44,137	$40,400	$30,112
Operating Margin	17.3%	18.9%	16.8%

(in thousands)	2012	2011
Total Assets	$177,168	$136,930
Backlog	$110,915	$97,903

Sales by Market (in thousands)	2012	2011	2010
Commercial Transport	$179,104	$143,337	$109,956
Military	36,511	35,394	34,867
Business Jet	29,379	25,983	22,548
FAA/Airport	9,961	9,160	12,215

	$254,955	$213,874	$179,586

Sales by Product Line (in thousands)	2012	2011	2010
Cabin Electronics	$141,458	$114,540	$86,511
Aircraft Lighting	69,597	69,653	65,009
Airframe Power	18,678	20,109	15,851
Avionics	15,261	412	—
Airfield Lighting	9,961	9,160	12,215

	$254,955	$213,874	$179,586

Aerospace sales for 2012 increased by $41.1 million, or 19.2%, to $255.0 million from $213.9 million in 2011. Sales growth was primarily driven by increased sales of cabin electronics to the commercial transport market as well as the impact of the acquisition of Ballard. Military sales were up slightly due primarily to the acquisition of Ballard being somewhat offset by lower volume of aircraft lighting and airframe power product military sales. Sales to the business jet market were higher due primarily to the acquisition of Max-Viz and increased volume of aircraft lighting products somewhat offset by decreased volume from our airframe power product line.

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

Operating margins for our Aerospace segment decreased in 2012 to 17.3% from 18.9% in 2011. Operating margins decreased as the leverage provided on the increased sales volume was more than offset by higher E&D (“engineering and development”) expense and increased SG&A costs. E&D costs in 2012 increased compared with 2011 by $9.1 million to $41.9 million in 2012. SG&A costs increases were related to compensation, legal and warranty costs, compared with 2011.

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

The backlog for our Aerospace segment at December 31, 2012 was $110.9 million compared with $97.9 million at December 31, 2011.

2013 Outlook for Aerospace – We expect 2013 Aerospace segment sales to be in the range of $265 million to $300 million.

TEST SYSTEMS

(in thousands, except percentages)	2012	2011	2010
Sales	$11,491	$14,289	$16,168
Operating Loss	$(4,985)	$(4,760)	$(1,806)
Operating Margin	(43.4)%	(33.3)%	(11.2)%

(in thousands)	2012	2011
Total Assets	$18,121	$20,020
Backlog	$3,565	$8,409

Sales in 2012, 2011 and 2010 were all to the military market. The Test Systems segment continues to face headwinds as military spending has slowed and opportunities for large programs are fewer. With the lack of large programs we have continued to utilize our engineering capacity to continue to develop our next generation family of synthetic radio testers which we believe will provide a firm base line of repeating business for the future.

In 2011, an impairment charge relating to the write-down of goodwill and intangible assets of $2.5 million is included in our Test Systems operating loss of $4.8 million for the year. There were no impairment charges in 2012 or 2010.

The backlog for Test Systems was $3.6 million at December 31, 2012 compared with $8.4 million at December 31, 2011.

2013 Outlook for Test Systems – We expect 2013 Test Systems sales to be approximately $10 million.

OFF BALANCE SHEET ARRANGEMENTS

We do not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

CONTRACTUAL OBLIGATIONS

The following table represents contractual obligations as of December 31, 2012:

	Payments Due by Period
(In thousands)	Total	2013	2014-2015	2016-2017	After 2017
Purchase Obligations	$49,255	$47,170	$2,085	$—	$—
Long-term Debt	29,983	9,268	7,525	9,235	3,955
Supplemental Retirement Plan and Post Retirement Obligations	15,635	392	782	782	13,679
Operating Leases	4,314	1,814	1,849	527	124
Interest on Long-term Debt	1,759	578	524	311	346
Other Long-term Liabilities	1,957	457	1,055	370	75

Total Contractual Obligations	$102,903	$59,679	$13,820	$11,225	$18,179

Notes to Contractual Obligations Table

Purchase Obligations — Purchase obligations are comprised of the Company’s commitments for goods and services in the normal course of business.

Long-Term Debt — See item 8, Financial Statements and Supplementary Data, Note 6, Long-Term Debt and Note Payable in this report.

Operating Leases — Operating lease obligations are primarily related to facility leases for our AES, DME, Ballard, Max-Viz and our Canadian operations.

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	2012	2011	2010
Net cash provided (used) by:
Operating Activities	$24,178	$27,908	$16,503
Investing Activities	(27,379)	(38,132)	(3,614)
Financing Activities	(341)	(1,565)	(5,131)

Our cash flow from operations and available borrowing capacity provide us with the financial resources needed to run our operations and reinvest in our business.

Operating Activities

Cash flow provided by operating activities was $24.2 million in 2012 compared with $27.9 million in 2011. The decrease of $3.7 million in 2012 was mainly a result of increased cash used for net working capital components due primarily to timing of inventory purchases and the collection of accounts receivable and customer advanced payments.

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

Investing Activities

Cash used for investing activities in 2012 was approximately $27.4 million including the acquisition of Max-Viz for $10.7 million and $16.7 million for fixed assets including the completion of the building in Kirkland, WA that we acquired in 2011. AES relocated to this facility in 2012. In 2012 we spent $12.0 million to complete the Kirkland building and $4.7 million on other capital equipment. Cash used for investing activities in 2011 was approximately $38.1 million including $23.9 million for the Ballard acquisition, $10.1 million for real estate and $4.1 million for capital equipment. Cash used for investing activities in 2010 was approximately $3.6 million, used primarily for capital equipment.

Excluding expenditures for real estate which we don’t expect to be recurring, cash invested for capital expenditures for the last three years ranged between $4.7 million and $3.6 million. Our expectation for 2013 is that we will invest between $5.0 million and $10.0 million. Future capital requirements depend on numerous factors, including expansion of existing product lines and introduction of new products. Management believes that our cash flow from operations and current borrowing arrangements will provide for these necessary capital expenditures.

Financing Activities

Our ability to maintain sufficient liquidity is highly dependent upon achieving expected operating results. Failure to achieve expected operating results could have a material adverse effect on our liquidity, our ability to obtain financing and our operations in the future. Our obligations under our Credit Agreement are jointly and severally guaranteed by Astronics Advanced Electronic Systems Corp., Luminescent Systems, Inc., DME Corporation, Max-Viz, Inc. and Ballard Technology, Inc., each a wholly-owned domestic subsidiary of the Company. The obligations are secured by a first priority lien on substantially all of the Company’s and the guarantors’ assets and 100% of the issued and outstanding equity interest of each subsidiary.

In 2011, the Company extended and modified its existing credit facility by entering into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), dated as of August 31, 2011, with HSBC Bank USA, National Association, Bank of America, N.A. and Manufacturers and Traders Trust Company. The Credit Agreement provides for the continuation of the Company’s revolving credit line in the amount of $35 million, less outstanding letters of credit, for an additional five years through August 31, 2016 and for the continuation of the Company’s existing $13 million term loan maturing January 30, 2014, with interest on both loans at a rate of LIBOR plus between 1.50% and 2.50% based on the Company’s Leverage Ratio.

The Credit Agreement contains various financial covenants. The covenant for minimum fixed charge coverage, defined as the ratio of the sum of net income, interest expense, provision for taxes based on income, total depreciation expense, total amortization expense, other non-cash items reducing net income minus other non-cash items increasing net income minus capital expenditures, minus cash taxes paid and dividends paid to interest expense plus scheduled principal payments on long-term debt calculated on a rolling four-quarter basis to be not less than 1.25 to 1 for each fiscal quarter ending on or after September 30, 2011. The Company’s minimum fixed charge coverage was 2.37 to 1 at December 31, 2012. The covenant for maximum leverage, defined as the ratio of the sum of net income, interest expense, provision for taxes based on income, total depreciation expense, total amortization expense, other non-cash items reducing net income minus other non-cash items increasing net income to funded debt calculated on a rolling four-quarter basis is not to exceed 3.25 to 1 for each fiscal quarter ending on or after September 30, 2011. The Company’s maximum leverage was 0.71 to 1 at December 31, 2012. The covenant for maximum capital expenditures is $15 million annually, excluding $18.3 million relating to the acquisition and completion of the Ft. Lauderdale and Kirkland properties. The Company’s capital expenditures in 2012, excluding the completion to date of the Kirkland property, was $4.7 million.

There was $7.0 million outstanding on our revolving credit facility at December 31, 2012. For working capital requirements, the Company had available on its credit facility $17.9 million. The credit facility allocates up to $20 million of the revolving credit line for the issuance of letters of credit, including certain existing letters of credit totaling approximately $10.1 million at December 31, 2012 In addition, the Company is required to pay a commitment fee quarterly at a rate of between 0.25% and 0.35% per annum on the unused portion of the total revolving credit commitment, also based on the Company’s Leverage Ratio.

In the event of voluntary or involuntary bankruptcy of the Company or any subsidiary, all unpaid principal and other amounts owing under the Credit Agreement automatically become due and payable. Other events of default, such as failure to make payments as they become due and breach of financial and other covenants, give the Agent the option to declare all such amounts immediately due and payable. At December 31, 2012, we were in compliance with all of the covenants pursuant to the credit facility.

The Company’s cash needs for working capital, debt service and capital equipment during 2013 is expected to be met by cash flows from operations and cash balances and if necessary, utilization of the revolving credit facility.

DIVIDENDS

Management believes that it should retain the capital generated from operating activities for investment in advancing technologies, acquisitions and debt retirement. Accordingly, there are no plans to institute a cash dividend program.

BACKLOG

At December 31, 2012, the Company’s backlog was approximately $114.5 million compared with approximately $106.3 million at December 31, 2011.

RELATED-PARTY TRANSACTIONS

None.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Consolidated Financial Statements at Item 8 of this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has limited exposure to fluctuation in Canadian currency exchange rates to the U.S. dollar. Nearly all of the Company’s consolidated sales are transacted in U.S. dollars. Net assets held in or measured in Canadian dollars amounted to $6.6 million at December 31, 2012. Annual disbursements transacted in Canadian dollars were approximately $8.7 million in 2012. A 10% change in the value of the U.S. dollar versus the Canadian dollar would impact net income by approximately $0.6 million.

Risk due to fluctuation in interest rates is a function of the Company’s floating rate debt obligations, which total approximately $23.1 million at December 31, 2012. To offset this exposure, the Company entered into two interest rate swaps to fix the interest rate on a portion of the underlying debt for a set period of time.

a)	An interest rate swap with a notional amount of approximately $1.9 million at December 31, 2012, entered into in February 2006, related to the Company’s Series 1999 New York Industrial Revenue Bond which effectively fixes the rate at 3.99% plus a spread based on the Company’s leverage ratio on this obligation through 2016.

b)	An interest rate swap with a notional amount of $5.0 million at December 31, 2012, entered into on March 19, 2009 related to the Company’s term note issued January 30, 2009. The swap effectively fixes the rate at 2.115% plus a spread based on the Company’s leverage ratio on the notional amount (which decreases in concert with the scheduled note repayment schedule). The swap agreement became effective October 1, 2009 and expires January 30, 2014.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Astronics Corporation.

We have audited the accompanying consolidated balance sheets of Astronics Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astronics Corporation at December 31, 2012 and 2011 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Astronics Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York

February 22, 2013

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2012.

We completed an acquisition in 2012, which was excluded from our management’s report on internal control over financial reporting as of December 31, 2012. On July 30, 2012, we acquired Max-Viz, Inc. This acquisition was included in our 2012 consolidated financial statements and constituted $11.0 million and $10.0 million of total and net assets, respectively, as of December 31, 2012 and $ 2.7 million and $0.8 million of sales and net loss, respectively, for the year then ended.

Ernst & Young LLP, independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

By:	/s/ Peter J. Gundermann	February 22, 2013
Peter J. Gundermann
President & Chief Executive Officer
(Principal Executive Officer)

	/s/ David C. Burney	February 22, 2013
David C. Burney
Vice President-Finance, Chief Financial Officer & Treasurer
(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Astronics Corporation.

We have audited Astronics Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Astronics Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Controls over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Max-Viz, Inc., which is included in the December 31, 2012 consolidated financial statements of Astronics Corporation and constituted $11.0 million and $10.0 million of total and net assets, respectively, as of December 31, 2012 and $2.7 million and $0.8 million of net sales and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Astronics Corporation also did not include an evaluation of the internal control over financial reporting of Max-Viz, Inc.

In our opinion, Astronics Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Astronics Corporation as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of Astronics Corporation and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York

February 22, 2013

ASTRONICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share data)	2012	2011	2010
Sales	$266,446	$228,163	$195,754
Cost of Products Sold	197,004	167,667	148,187

Gross Profit	69,442	60,496	47,567

Impairment Loss	—	2,500	—
Selling, General and Administrative Expenses	36,817	27,175	23,187

Income from Operations	32,625	30,821	24,380
Interest Expense, Net of Interest Income	1,042	1,806	2,551

Income Before Income Taxes	31,583	29,015	21,829
Provision for Income Taxes	9,709	7,424	6,881

Net Income	$21,874	$21,591	$14,948

Basic Earnings Per Share	$1.53	$1.55	$1.09

Diluted Earnings Per Share	$1.45	$1.45	$1.05

See notes to consolidated financial statements.

ASTRONICS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2012	2011	2010
Net Income	$21,874	$21,591	$14,948
Other Comprehensive Income:
Foreign Currency Translation Adjustments	183	(90)	217
Mark to Market Adjustments for Derivatives – Net of Tax	114	82	(96)
Retirement Liability Adjustment – Net of Tax	(4,194)	(876)	35

Other Comprehensive (Loss) Income	(3,897)	(884)	156

Comprehensive Income	$17,977	$20,707	$15,104

See notes to consolidated financial statements.

ASTRONICS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share and per share data)	2012	2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$7,380	$10,919
Accounts Receivable, Net of Allowance for Doubtful Accounts	45,473	35,669
Inventories	48,624	40,094
Prepaid Expenses	1,566	2,421
Deferred Income Taxes	4,967	3,207

Total Current Assets	108,010	92,310
Property, Plant and Equipment, at Cost:
Land	5,424	2,819
Buildings and Improvements	37,045	22,760
Machinery and Equipment	43,342	37,289
Construction in Progress	1,456	7,702

	87,267	70,570
Less Accumulated Depreciation	33,730	29,448

Net Property, Plant and Equipment	53,537	41,122
Deferred Income Taxes	9,019	7,039
Intangible Assets, Net of Accumulated Amortization	16,523	14,000
Other Assets	2,977	3,249
Goodwill	21,923	17,185

Total Assets	$211,989	$174,905

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current Maturities of Long-term Debt	$9,268	$5,290
Accounts Payable	10,592	10,559
Accrued Payroll and Employee Benefits	10,228	9,261
Customer Advanced Payments and Deferred Revenue	12,286	5,796
Billings in Excess of Recoverable Costs and Accrued Profits on Uncompleted Contracts	188	264
Other Accrued Expenses	5,406	2,307

Total Current Liabilities	47,968	33,477
Long-term Debt	20,715	27,973
Supplemental Retirement Plan and Other Liabilities for Pension Benefits	15,243	7,765
Other Liabilities	2,929	2,827

Total Liabilities	86,855	72,042

Shareholders’ Equity
Common Stock, $.01 par value, Authorized 20,000,000 Shares 10,865,212 Shares Issued and Outstanding at December 31, 2012 9,680,825 Shares Issued and 9,502,279 Shares Outstanding at December 31, 2011	109	97
Convertible Class B Stock, $.01 par value, Authorized 5,000,000 Shares 3,595,732 Shares Issued and Outstanding at December 31, 2012 5,079,268 Shares Issued and 4,729,473 Shares Outstanding at December 31, 2011	36	51
Additional Paid-in Capital	22,883	19,260
Accumulated Other Comprehensive Loss	(4,783)	(886)
Retained Earnings	106, 889	86,622

	125,134	105,144
Less Treasury Stock: 0 Shares in 2012 and 528,341 Shares in 2011	—	2,281

Total Shareholders’ Equity	125,134	102,863

Total Liabilities and Shareholders’ Equity	$211,989	$174,905

See notes to consolidated financial statements.

ASTRONICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2012	2011	2010
Cash Flows from Operating Activities
Net Income	$21,874	$21,591	$14,948
Adjustments to Reconcile Net Income to Cash Provided By Operating Activities:
Impairment Loss	—	2,500	—
Depreciation and Amortization	6,905	4,943	4,881
Provision for Non-Cash Losses on Inventory and Receivables	1,632	802	1,134
Stock Compensation Expense	1,351	1,061	884
Deferred Tax Expense (Benefit)	(1,544)	423	1,385
Other	154	(220)	67
Cash Flows from Changes in Operating Assets and Liabilities:
Accounts Receivable	(8,097)	(3,042)	(290)
Inventories	(9,330)	(883)	(6,891)
Prepaid Expenses	335	291	(650)
Accounts Payable	(537)	(349)	3,156
Accrued Expenses	3,374	638	318
Customer Advanced Payments and Deferred Revenue	6,490	1,943	(1,099)
Billings in Excess of Recoverable Costs and Accrued Profits on Uncompleted Contracts	(76)	(1,255)	(660)
Income Taxes Payable	669	(404)	(347)
Supplemental Retirement Plan and Other Liabilities	978	(131)	(333)

Cash Provided By Operating Activities	24,178	27,908	16,503

Cash Flows from Investing Activities
Acquisition of Business	(10,659)	(23,926)	—
Capital Expenditures	(16,720)	(14,281)	(3,568)
Other	—	75	(46)

Cash Used For Investing Activities	(27,379)	(38,132)	(3,614)

Cash Flows from Financing Activities
Principal Payments on Long-term Debt	(10,307)	(5,302)	(6,245)
Proceeds from Note Payable	10,000	—	—
Payments on Note Payable	(3,000)	—	—
Debt Acquisition Costs	—	(143)	—
Proceeds from Exercise of Stock Options	1,714	2,266	1,092
Income Tax Benefit from Exercise of Stock Options	1,252	1,614	22

Cash Used For Financing Activities	(341)	(1,565)	(5,131)

Effect of Exchange Rates on Cash	3	(1)	2

(Decrease) Increase in Cash and Cash Equivalents	(3,539)	(11,790)	7,760
Cash and Cash Equivalents at Beginning of Year	10,919	22,709	14,949

Cash and Cash Equivalents at End of Year	$7,380	$10,919	$22,709

Disclosure of Cash Payments for:
Interest	$1,068	$1,900	$2,604
Income Taxes, net	$9,330	$5,785	$5,812

See notes to consolidated financial statements.

ASTRONICS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Year Ended December 31,
($ In thousands)	2012	2011	2010
Common Stock
Beginning of Year	$97	$89	$87
Exercise of Stock Options and Stock Compensation Expense – Net of Taxes	2	3	1
Retirement of Treasury Stock	(2)	—	—
Class B Stock Converted to Common Stock	12	5	1

End of Year	$109	$97	$89

Convertible Class B Stock
Beginning of Year	$51	$55	$56
Exercise of Stock Options and Stock Compensation Expense – Net of Taxes	—	1	—
Retirement of Treasury Stock	(3)	—	—
Class B Stock Converted to Common Stock	(12)	(5)	(1)

End of Year	$36	$51	$55

Treasury Stock
Beginning of Year	$(2,281)	$(2,281)	$(2,281)
Retirement of Treasury Shares	2,281	—	—

End of Year	$—	$(2,281)	$(2,281)

Additional Paid in Capital
Beginning of Year	$19,260	$14,307	$12,310
Retirement of Treasury Stock	(693)	—	—
Exercise of Stock Options and Stock Compensation Expense—Net of Taxes	4,316	4,953	1,997

End of Year	$22,883	$19,260	$14,307

Accumulated Comprehensive Loss
Beginning of Year	$(886)	$(2)	$(158)
Foreign Currency Translation Adjustments	183	(90)	217
Mark to Market Adjustments for Derivatives – Net of Taxes	114	82	(96)
Retirement Liability Adjustment – Net of Taxes	(4,194)	(876)	35

End of Year	$(4,783)	$(886)	$(2)

Retained Earnings
Beginning of Year	$86,622	$65,047	$50,099
Net income	21,874	21,591	14,948
Retirement of Treasury Stock	(1,583)	—	—
Cash in Lieu of Fractional Shares from Stock Distribution	(24)	(16)	—

End of Year	$106,889	$86,622	$65,047

Total Shareholders’ Equity	$125,134	$102,863	$77,215

Shares (in thousands)
Common Stock
Beginning of Year	9,681	8,973	8,684
Exercise of Stock Options	194	232	150
Retirement of Treasury Shares	(179)	—	—
Class B Stock Converted to Common Stock	1,169	476	139

End of Year	10,865	9,681	8,973

Convertible Class B Stock
Beginning of Year	5,079	5,482	5,582
Exercise of Stock Options	35	73	39
Retirement of Treasury Shares	(349)	—	—
Class B Stock Converted to Common Stock	(1,169)	(476)	(139)

End of Year	3,596	5,079	5,482

Treasury Stock
Beginning of Year	528	528	528
Retirement of Treasury Shares	(528)	—	—

End of Year	—	528	528

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND PRACTICES

Description of the Business

Astronics is a leading supplier of advanced, high-performance lighting systems, electrical power generation and distribution systems, avionics databus solutions and aircraft safety systems for the global aerospace industry as well as test, training and simulation systems primarily for the military. We sell our products to airframe manufacturers (OEM’s) in the commercial transport, business jet and military markets as well as tier one and tier two OEM suppliers, aircraft owners and operators and the FAA. The Company provides its products through its wholly owned subsidiaries Luminescent Systems, Inc. (“LSI”), Luminescent Systems Canada, Inc.(“LSI Canada”), DME Corporation (“DME”), Ballard Technology, Inc. (“Ballard”), Max-Viz, Inc. (“Max-Viz”) and Astronics Advanced Electronic Systems Corp. (“AES”). On July 30, 2012 Astronics acquired by merger, 100% of the stock of Max-Viz. Max-Viz is a manufacturer of industry-leading enhanced vision systems for defense and commercial aerospace applications for the purpose of improving situational awareness. Max-Viz is part of our Aerospace segment.

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

Revenue and Expense Recognition

In the Aerospace segment, revenue is recognized primarily on the accrual basis at the time of shipment of goods and transfer of title. There are no significant contracts allowing for right of return.

In the Test Systems segment, revenue of approximately 37%, 70% and 95% for the years ended December 31, 2012, 2011 and 2010 respectively, was recognized from long-term, fixed-price contracts using the percentage-of-completion method of accounting, measured by multiplying the estimated total contract value by the ratio of actual contract costs incurred to date to the estimated total contract costs. Substantially all long-term contracts are with U.S. government agencies and contractors thereto. The Company makes significant estimates involving its usage of percentage-of-completion accounting to recognize contract revenues. The Company periodically reviews contracts in process for estimates-to-completion, and revises estimated gross profit accordingly. While the Company believes its estimated gross profit on contracts in process is reasonable, unforeseen events and changes in circumstances can take place in a subsequent accounting period that may cause the Company to revise its estimated gross profit on one or more of its contracts in process. Accordingly, the ultimate gross profit realized upon completion of such contracts can vary significantly from estimated amounts between accounting periods. Revenue not recognized using the percentage-of-completion method is recognized at the time of shipment of goods and transfer of title.

Cost of Products Sold, Engineering and Development and Selling, General and Administrative Expenses

Cost of products sold includes the costs to manufacture products such as direct materials and labor and manufacturing overhead as well as all engineering and developmental costs. The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. These costs are expensed when incurred and included in cost of products sold. Research and development, design and related engineering amounted to $44.9 million in 2012, $36.1 million in 2011 and $28.3 million in 2010. Selling, general and administrative expenses include costs primarily related to our sales, marketing and administrative departments.

Shipping and Handling

Shipping and handling costs are expensed as incurred and are included in costs of products sold.

Stock Distribution

On October 15, 2012, the Company announced a three-for-twenty distribution of Class B Stock to holders of both Common and Class B Stock. Stockholders received three shares of Class B Stock for every twenty shares of Common and Class B Stock held on the record date of October 29, 2012. Fractional shares were paid in cash. All share quantities, share prices and per share data reported throughout this report have been adjusted to reflect the impact of this distribution. Actual Class B shares outstanding did not exceed the amount authorized at any time, due to the conversion of Class B shares to common stock prior to the stock distribution. However for presentation purposes the number of Class B shares outstanding has been restated to present the distribution as of the beginning of the first period presented.

Equity-Based Compensation

The Company accounts for its stock options following Accounting Standards Codification (“ASC”) Topic 718 Compensation – Stock Compensation (“ASC Topic 718”). This Topic requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of earnings based on the grant date fair value of the award. For awards with graded vesting, the Company uses a straight-line method of attributing the value of stock-based compensation expense, subject to minimum levels of expense, based on vesting.

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

The tax benefit from share based payment arrangements were approximately $1.2 million in 2012, $1.6 million in 2011 and insignificant in 2010. These were classified as cash flows from financing activities.

Cash and Cash Equivalents

All highly liquid instruments with a maturity of three months or less at the time of purchase are considered cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company will record a valuation allowance to account for potentially uncollectible accounts receivable. The allowance is determined based on Management’s knowledge of the business, specific customers, review of the receivables’ aging and a specific identification of accounts where collection is at risk. Account balances are charged against the allowance after all means of collections have been exhausted and recovery is considered remote. The Company typically does not require collateral.

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

Property, Plant and Equipment

Depreciation of property, plant and equipment is computed using the straight-line method for financial reporting purposes and using accelerated methods for income tax purposes. Estimated useful lives of the assets are as follows: buildings, 25-40 years; machinery and equipment, 4-10 years. Leasehold improvements are amortized over the shorter of the terms of the lease or the estimated useful lives of the assets.

The cost of properties sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the accounts, and the resulting gain or loss, as well as maintenance and repair expenses, are reflected in income. Replacements and improvements are capitalized.

Depreciation expense was approximately $4.4 million, $4.0 million and $3.8 million in 2012, 2011 and 2010, respectively.

Long-Lived Assets

Long-lived assets to be held and used are initially recorded at cost. The carrying value of these assets is evaluated for recoverability whenever adverse effects or changes in circumstances indicate that the carrying amount may not be recoverable. Impairments are recognized if future undiscounted cash flows from operations are not expected to be sufficient to recover long-lived assets. The carrying amounts are then reduced to fair value, which is typically determined by using a discounted cash flow model.

Goodwill

The Company tests goodwill at the reporting unit level on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has six reporting units, however only four reporting units have goodwill and are subject to the goodwill impairment test at November 1, 2012.

We may elect to perform a qualitative assessment that considers economic, industry and company-specific factors for all or selected reporting units. If, after completing the assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a quantitative test. We may also elect to perform a quantitative test instead of a qualitative test for any or all of our reporting units.

Quantitative testing requires a comparison of the fair value of each reporting unit to its carrying value. We use the discounted cash flow method to estimate the fair value of our reporting units. The discounted cash flow method incorporates various assumptions, the most significant being projected revenue growth rates, operating margins and cash flows, the terminal growth rate and the weighted average cost of capital. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired and any loss must be measured. To determine the amount of the impairment loss, the implied fair value of goodwill is determined by assigning a fair value to all of the reporting units assets and liabilities, including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination at fair value. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to that excess.

See Note 5 for further information regarding the goodwill impairment charges in 2011 relating to our Test Systems reporting unit. There were no impairment charges in 2012 and 2010.

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

Impairment is tested under ASC 350, Intangibles—Goodwill and Other, as amended by Accounting Standards Update (“ASU”) 2012-02, by first performing a qualitative analysis in a manner similar to the testing methodology of goodwill discussed previously. The qualitative factors applied under this new provision indicated no impairment to the Company’s indefinite lived intangible assets in 2012. See Note 4 for further information regarding the impairment charges in 2011 relating to intangible assets in our Test Systems reporting unit.

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, notes payable, long-term debt and interest rate swaps. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company does not hold or issue financial instruments for trading purposes. Due to their short-term nature, the carrying values of cash and equivalents, accounts receivable, accounts payable, and notes payable approximate fair value. The carrying value of the Company’s variable rate long-term debt instruments also approximates fair value due to the variable rate feature of these instruments. The carrying value of the subordinated promissory note approximates its fair value based on management’s estimation that a current interest rate would not differ materially from the stated rate. The Company’s interest rate swaps are recorded at fair value as described under Note 14—Fair Value.

Derivatives

The accounting for changes in the fair value of derivatives depends on the intended use and resulting designation. The Company’s use of derivative instruments was limited to a cash flow hedge for interest rate risk associated with long-term debt. Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. The Company records all derivatives on the balance sheet at fair value. The related gains or losses, to the extent the derivatives are effective as a hedge, are deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (AOCI) and reclassified into earnings at the time interest expense is recognized on the associated long-term debt. Any ineffectiveness is recorded in the Consolidated Statements of Operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses during the reporting periods in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation

The Company accounts for its foreign currency translation in accordance with ASC Topic 830, Foreign Currency Translation. The aggregate transaction gain or loss included in operations was insignificant for 2012, 2011 and 2010.

Dividends

The Company has not paid any cash dividends in the three-year period ended December 31, 2012. It has no plans to pay cash dividends as it plans to retain all cash from operations as a source of capital to finance growth in the business.

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

Acquisitions

The Company accounts for its acquisitions under ASC Topic 805, Business Combinations and Reorganizations (“ASC Topic 805”). ASC Topic 805 provides guidance on how the acquirer recognizes and measures the consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests, and goodwill acquired in a business combination. ASC Topic 805 also expands required disclosures surrounding the nature and financial effects of business combinations. Acquisition costs are expensed as incurred. Acquisition expenses in 2012, 2011 and 2010 were insignificant. See Note 19 regarding the acquisition of Max-Viz on July 30, 2012.

Newly Adopted and Recent Accounting Pronouncements

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

On January 1, 2012, the Company adopted the new provisions of ASU No. 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The amendments also change certain fair value measurement principles and enhance the disclosure requirements, particularly for Level 3 fair value measurements. The amendments are effective during interim and annual periods beginning after December 15, 2011 and should be applied prospectively. Other than requiring additional disclosures, the adoption of this amendment did not have a material impact on the Company’s financial statements.

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

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The amendment provides an option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it is necessary to perform a quantitative impairment test. The amendment also enhances the consistency of impairment testing guidance by making impairment testing requirements for indefinite-

lived intangible assets equivalent to that of other long-lived assets. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company adopted this amendment in the fourth quarter of 2012 as early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

The Company’s management has reviewed recent accounting pronouncements issued through the date of the issuance of financial statements. In management’s opinion, none of these new pronouncements apply or will have a material effect on the Company’s financial statements

NOTE 2 — ACCOUNTS RECEIVABLE

Accounts receivable at December 31 consists of:

(In thousands)	2012	2011
Trade Accounts Receivable	$44,196	$33,178

Long-term Contract Receivables:
Amounts Billed	907	1,068
Unbilled Recoverable Costs and Accrued Profits	1,020	2,068

Total Long-term Contract Receivables	1,927	3,136

Total Receivables	46,123	36,314
Less Allowance for Doubtful Accounts	(650)	(645)

	$45,473	$35,669

NOTE 3 — INVENTORIES

Inventories at December 31 are as follows:

(In thousands)
Finished Goods	$10,864	$7,420
Work in Progress	8,960	8,477
Raw Material	28,800	24,197

	$48,624	$40,094

At December 31, 2012, the Company’s reserve for inventory valuation was $12.0 million, or 19.8% of gross inventory. At December 31, 2011, the Company’s reserve for inventory valuation was $10.6 million, or 20.9% of gross inventory.

NOTE 4 — INTANGIBLE ASSETS

The following table summarizes acquired intangible assets as follows:

	December 31, 2012			December 31, 2011
(In thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	12 Years	$1,271	$784	$1,271	$685
Trade Names	10 Years	2,453	162	1,853	7
Completed and Unpatented Technology	11 Years	6,377	1,749	5,277	1,242
Backlog and Customer Relationships	12 Years	13,085	3,968	9,985	2,452

Total Intangible Assets	11 Years	$23,186	$6,663	$18,386	$4,386

Amortization is computed on the straight-line method for financial reporting purposes. Amortization expense for intangibles was $2.3 million, $0.5 million and $0.6 million for 2012, 2011 and 2010, respectively. The Company has a $0.5 million identifiable asset with an indefinite life included above in Trade Names at December 31, 2012.

Based upon acquired intangible assets at December 31, 2012, amortization expense for each of the next five years is estimated to be:

(In thousands)
2013	$1,727
2014	1,518
2015	1,474
2016	1,470
2017	1,462

For the Company’s indefinite-lived intangible asset, the impairment test consists of comparing the fair value, determined using the relief from royalty method, with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its fair value. For the years ended December 31, 2012 and 2010, the Company recorded no impairment charge to any of its indefinite-lived intangible assets. For the year ended December 31, 2011, the Company recorded a $0.1 million impairment charge related to Trade Names assigned to the Company’s Test Systems reporting unit, as of the annual impairment test date of November 1, 2011. Impairment losses are reported on the Impairment Loss line of the Consolidated Statements of Operations.

NOTE 5 — GOODWILL

The following table summarizes the changes in the carrying amount of goodwill for 2012 and 2011:

(In thousands)	2012	2011
Balance at Beginning of the Year	$17,185	$7,610
Acquisition	4,665	12,023
Impairment Charge	—	(2,400)
Foreign Currency Translations	73	(48)

Balance at End of the Year	$21,923	$17,185

Goodwill	$38,465	$33,727
Accumulated Impairment Losses	(16,542)	(16,542)

Goodwill—Net	$21,923	$17,185

As discussed in Note 1, goodwill is not amortized but is periodically tested for impairment. For the four reporting units with goodwill in 2012, the Company performed a qualitative assessment of the goodwill’s carrying value. The assessment indicated no impairment to the carrying value of goodwill in any of the Company’s reporting units and no impairment charge recognized.

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

As a result of this assessment in 2011, the Company recorded an impairment charge of approximately $2.4 million in the December 31, 2011 Consolidated Statements of Operations. The impairment loss is reported on the Impairment Loss line of the Consolidated Statements of Operations. None of this loss related to goodwill is immediately deductible for tax purposes. The majority of goodwill is amortized over 15 years for tax purposes. At December 31, 2012 and 2011, the Test Systems segment has no recorded goodwill, as a result of impairment charges recorded in 2011 and 2009.

There was no impairment to the carrying value of goodwill in 2012 or 2010.

NOTE 6 — LONG-TERM DEBT AND NOTE PAYABLE

Long-term debt consists of the following:

(In thousands)	2012	2011
Revolving Credit Line, payable August 31, 2016. Interest is at LIBOR plus between 1.50% and 2.50% (1.7% at December 31, 2012).	$7,000	$—
Senior Term Note, payable $2.0 million quarterly in 2013 with a balloon payment of $5.0 million in January 2014. Interest is at LIBOR plus between 1.50% and 2.50% (1.7% at December 31, 2012).	13,000	17,000
Subordinated promissory note with interest fixed at 6.0%.	—	5,000
Series 2007 Industrial Revenue Bonds issued through the Erie County, New York Industrial Development Agency payable $340 annually through 2027 with interest reset weekly (1.9% at December 31, 2012).	5,060	5,400
Series 1999 Industrial Revenue Bonds issued through the Erie County, New York Industrial Development Agency payable $350 annually through 2019 with interest reset weekly (1.9% at December 31, 2012).	1,895	2,245
Series 1998 Industrial Revenue Bonds issued through the Business Finance Authority of the State of New Hampshire payable $400 annually through 2018 with interest reset weekly (1.9% at December 31, 2012).	2,450	2,850
Note Payable at Canadian Prime payable $14 monthly through 2016 plus interest (3.0% at December 31, 2012).	566	733
Capital Lease Obligations and Other	12	35

	29,983	33,263
Less Current Maturities	9,268	5,290

	$20,715	$27,973

Principal maturities of long-term debt are approximately:

(In thousands)
2013	$9,268
2014	6,262
2015	1,263
2016	8,145
2017	1,090
Thereafter	3,955

$29,983

The Company extended and modified its existing credit facility by entering into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), effective August 31, 2011. The Credit Agreement provides for the continuation of the Company’s revolving credit line in the amount of $35 million, less outstanding letters of credit, for an additional five years through August 31, 2016 and for the continuation of the Company’s existing $13 million senior term note maturing January 30, 2014, with interest on both loans at a rate of LIBOR plus between 1.50% and 2.50% based on the Company’s Leverage Ratio, as defined in the Credit Agreement. The credit facility allocates up to $20 million of the $35 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. The credit facility is secured by substantially all of the Company’s assets.

The Credit Agreement contains various financial covenants. The covenant for minimum fixed charge coverage, defined as the ratio of the sum of net income, interest expense, provision for taxes based on income, total depreciation expense, total amortization expense, other non-cash items reducing net income minus other non-cash items increasing net income minus capital expenditures, minus cash taxes paid and dividends paid to interest expense plus scheduled principal payments on long-term debt calculated on a rolling four-quarter basis to be not less than 1.25 to 1 for each fiscal quarter ending on or after September 30, 2011. The Company’s minimum fixed charge coverage was 2.37 to 1 at December 31, 2012. The covenant for maximum leverage, defined as the ratio of the sum of net income, interest expense, provision for taxes based on income, total depreciation expense, total amortization expense, other non-cash items reducing net income minus other non-cash items increasing net income to funded debt calculated on a rolling four-quarter basis is not to exceed 3.25 to 1 for each fiscal quarter ending on or after September 30, 2011. The Company’s maximum leverage was 0.71 to 1 at December 31, 2012. The covenant for maximum capital expenditures is $15 million annually, excluding $18.3 million relating to the acquisition and completion of the Ft. Lauderdale and Kirkland properties. The Company’s capital expenditures in 2012, excluding the acquisition and completion to date of the Ft. Lauderdale and Kirkland properties, were $4.7 million.

There was $7.0 million outstanding on our revolving credit facility at December 31, 2012, which is reported as long term. The Company had $17.9 million available on its credit facility. The credit facility allocates up to $20 million of the revolving credit line for the issuance of letters of credit. At December 31, 2012, outstanding letters of credit totaled $10.1 million. In addition, the Company is required to pay a commitment fee quarterly at a rate of between 0.25% and 0.35% per annum on the unused portion of the total revolving credit commitment, also based on the Company’s Leverage Ratio.

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

The Industrial Revenue Bonds are held by institutional investors and are guaranteed by a bank letter of credit, which is collateralized by certain property, plant and equipment assets, the carrying value of which approximates the principal balance on the bonds. The Company has a standby unsecured bank letter of credit guaranteeing the note payable in Canada, the amount of which approximates the principal balance on the note.

NOTE 7 — WARRANTY

In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. The Company determines warranty reserves needed by product line based on experience and current facts and circumstances. Activity in the warranty accrual, which is included in other accrued expenses on the Consolidated Balance Sheets, is summarized as follows:

(In thousands)	2012	2011	2010
Balance at Beginning of the Year	$1,092	$1,699	$3,147
Warranties Issued	2,430	1,446	2,259
Reassessed Warranty Exposure	—	(95)	(1,144)
Warranties Settled	(971)	(1,958)	(2,563)

Balance at End of the Year	$2,551	$1,092	$1,699

NOTE 8 — INCOME TAXES

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

The FASB issued ASC Topic 740-10 Overall—Uncertainty in Income Taxes (“ASC Topic 740-10”) which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. ASC Topic 740-10 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of ASC Topic 740-10 and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.

Should the Company need to accrue a liability for uncertain tax benefits, any interest associated with that liability will be recorded as interest expense. Penalties, if any, would be recognized as operating expenses. There are no penalties or interest liability accrued as of December 31, 2012 or 2011, nor are any penalties or interest costs included in expense for each of the years ended December 31, 2012, 2011 and 2010. The years under which we conducted our evaluation coincided with the tax years currently still subject to examination by major federal and state tax jurisdictions, those being 2010 through 2012 for federal purposes and 2009 through 2012 for state purposes.

Pretax income from the Company’s foreign subsidiaries amounted to $1.0 million, $0.9 million and $0.1 million for 2012, 2011 and 2010, respectively. The balances of pretax earnings for each of those years were domestic.

The provision (benefit) for income taxes consists of the following:

(In thousands)	2012	2011	2010
Current
US Federal	$11,173	$6,840	$5,327
State	78	114	131
Foreign	2	47	38
Deferred	(1,544)	423	1,385

	$9,709	$7,424	$6,881

The effective tax rates differ from the statutory federal income tax rate as follows:

	2012	2011	2010
Statutory Federal Income Tax Rate	35.0%	35.0%	35.0%
Permanent Items, Net	(1.8)%	(2.1)%	(1.3)%
Foreign Tax Benefits	(1.2)%	(1.0)%	(0.1)%
State Income Tax (Benefits), Net of Federal Income Tax Benefit	(0.1)%	1.4%	0.6%
Research and Development Tax Credits	(1.1)%	(6.1)%	(3.0)%
Other	(0.1)%	(1.6)%	0.3%

Effective Tax Rate	30.7%	25.6%	31.5%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, are as follows:

(In thousands)	2012	2011
Deferred Tax Assets:
Goodwill and Intangible Assets	$6,918	$7,226
Asset Reserves	4,901	3,633
Deferred Compensation	6,656	3,907
State Investment Tax Credit Carryforwards, Net of Federal Tax	665	657
Customer Advanced Payments and Deferred Revenue	1,113	476
State Net Operating Loss Carryforwards and Other	729	567

Total Gross Deferred Tax Assets	20,982	16,466
Valuation Allowance for State and Foreign Deferred Tax Assets and Tax Credit Carryforwards, Net of Federal Tax	(2,190)	(1,898)

Deferred Tax Assets	18,792	14,568

Deferred Tax Liabilities:
Depreciation	4,806	4,322

Deferred Tax Liabilities	4,806	4,322

Net Deferred Tax Asset	$13,986	$10,246

The net deferred tax assets and liabilities presented in the Consolidated Balance Sheets are as follows at December 31:

(In thousands)	2012	2011
Deferred Tax Asset — Current	$4,967	$3,207
Deferred Tax Asset — Long-term	9,019	7,039

Net Deferred Tax Asset	$13,986	$10,246

At December 31, 2012, state and foreign tax credit carryforwards amounted to approximately $1.4 million. These state and foreign tax credit carryforwards will expire from 2015 through 2027.

Due to the uncertainty as to the Company’s ability to generate sufficient taxable income in certain states in the future and utilize certain of the Company’s state operating loss carryforwards before they expire, the Company has recorded a valuation allowance accordingly. These state net operating loss carryforwards amount to approximately $13.2 million and expire at various dates from 2027 through 2032. The excess tax benefits associated with stock option exercises are recorded directly to shareholders’ equity only when realized. As a result, the excess tax benefits included in certain state net operating loss carryforwards but not reflected in deferred tax assets was approximately $5.0 million.

We have unrecognized tax benefits which, if ultimately recognized, will reduce our annual effective tax rate. Reserves for uncertain income tax positions have been recorded pursuant to ASC Topic 740-10. An estimate of the range of possible change during 2013 to the reserves cannot be made as of December 31, 2012. A reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties which are insignificant, is as follows:

(in thousands)	2012	2011	2010
Balance at Beginning of the Year	$880	$1,470	$940
Decreases as a Result of Tax Positions Taken in Prior Years	(220)	(1,090)	(270)
Increases as a Result of Tax Positions taken in the Current Year	180	500	800

Balance at End of the Year	$840	$880	$1,470

In January 2013, the American Taxpayer Relief Act of 2012 extended the research and development tax credits for the year ended December 31, 2012. As the new law was not enacted until 2013, the 2012 tax provision contains no estimated benefit for research and development tax credits. Had the law been enacted in 2012, the company would have recognized approximately $0.7 million in tax benefits (net of a $0.7 million reserve). The Company will recognize this benefit in the first quarter of 2013.

NOTE 9 — PROFIT SHARING/401(K) PLAN

The Company and all its subsidiaries, excluding Ballard and Max-Viz, participate in the ATRO Profit Sharing/401K Plan. This plan is a qualified profit sharing/401(k) Plan for the benefit of eligible full-time employees. The plan provides for annual contributions based on percentages of pretax income. In addition, employees may contribute a portion of their salary to the 401(k) plan which is partially matched by the Company. The plan may be amended or terminated at any time. The DME Profit Sharing/401(k) Savings Plan and Trust was merged into the ATRO Profit Sharing/401K Plan for the benefit of its eligible full-time employees on January 1, 2011.

Through December 31, 2012, Ballard had a qualified 401(k) Savings Plan (the “Savings Plan”) for the benefit of its eligible full-time employees. Employees could contribute from 1% to 15% of their eligible salary to the Savings Plan. The Savings Plan provided for annual Company contributions of 3% of total eligible salaries, regardless of whether the employee contributes to the Savings Plan. The Savings Plan will be merged into the ATRO Profit Sharing/401K plan on January 1, 2013.

Through December 31, 2012, Max-Viz had a 401(k) Savings and Retirement Plan (the “Retirement Plan”) to provide for voluntary salary deferral contributions on a pre-tax basis. Max-Viz could make discretionary matching contributions. The Retirement Plan will be merged into the ATRO Profit Sharing/401K plan on January 1, 2013.

Total charges to income before income taxes for these plans were $3.0 million, $2.6 million and $1.9 million in 2012, 2011 and 2010, respectively.

NOTE 10— SUPPLEMENTAL RETIREMENT PLAN AND RELATED POST RETIREMENT BENEFITS

The Company has two non-qualified supplemental retirement defined benefit plans (“SERP” and “SERP II”) for certain current and retired executive officers. On March 6, 2012 the Company adopted SERP II for eligible current executive officers. The Company recorded a liability at the date of adoption of the new plan in the amount of approximately $5.8 million for the projected benefit obligation.

The accumulated benefit obligation of the plans as of December 31, 2012 and 2011 amounts to $9.5 million and $5.9 million, respectively.

The Plans provide for benefits based upon average annual compensation and years of service and in the case of SERP, there are offsets for Social Security and Profit Sharing benefits. It is the Company’s intent to fund the plans as plan benefits become payable, since no assets exist at December 31, 2012 or 2011 for either of the plans.

The Company accounts for the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plans in accordance with the recognition and disclosure provisions of ASC Topic 715, Compensation, Retirement Benefits (“ASC Topic 715”), which requires the Company to recognize the funded status in its balance sheet, with a corresponding adjustment to AOCI, net of tax. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of AOCI. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in AOCI.

Unrecognized prior service costs of $3.8 million ($5.8 million net of $2.0 million in taxes) and unrecognized actuarial losses of $2.1 million ($3.3 million net of $1.2 million in taxes) are included in AOCI at December 31, 2012 and have not yet been recognized in net periodic pension cost. The prior service cost included in AOCI and expected to be recognized in net periodic pension cost during the fiscal year-ended December 31, 2013 is $0.3 million ($0.5 million net of $0.2 million in taxes). The actuarial loss included in AOCI expected to be recognized in net periodic pension cost during the fiscal year-ended December 31, 2013 is $0.1 million, net of taxes.

The reconciliation of the beginning and ending balances of the projected benefit obligation of the plans for the years ended December 31 is as follows:

(In thousands)	2012	2011
Funded Status
Projected Benefit Obligation
Beginning of the Year — January 1	$7,588	$6,141
Adoption of SERP II	5,790	—
Service Cost	303	46
Interest Cost	548	328
Actuarial Loss	1,161	1,421
Benefits Paid	(348)	(348)

End of the Year — December 31	$15,042	$7,588

The increase in the 2012 projected benefit obligation is due primarily to the adoption of SERP II, the decrease in the discount rate and differences between estimated and actual salaries. The increase in the 2011 projected benefit obligation is due primarily to the decrease in the discount rate and differences between estimated and actual salaries.

The assumptions used to calculate the projected benefit obligation as of December 31 are as follows:

	2012	2011
Discount Rate	4.20%	4.50%
Future Average Compensation Increases	5.00%	5.00%

The plans are unfunded at December 31, 2012 and are recognized in the accompanying Consolidated Balance Sheets as a current accrued pension liability of $0.3 million and a long-term accrued pension liability of $14.7 million. This also is the expected future contribution to the plan, since the plan is unfunded.

The following table summarizes the components of the net periodic cost for the years ended December 31:

(In thousands)	2012	2011	2010
Net Periodic Cost
Service Cost — Benefits Earned During Period $	$303	$46	$38
Interest Cost	548	328	330
Amortization of Prior Service Cost	426	109	109
Amortization of Losses	91	11	—

Net Periodic Cost $	$1,368	$494	$477

The assumptions used to determine the net periodic cost are as follows:

	2012	2011	2010
Discount Rate	4.50%	5.50%	6.00%
Future Average Compensation Increases	5.00%	5.00%	5.00%

The Company expects the benefits to be paid in each of the next five years to be $0.3 million and $1.5 million in the aggregate for the next five years after that. This also is the expected Company contribution to the plans.

Participants in SERP are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The measurement date for determining the plan obligation and cost is December 31.

The reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation for the years ended December 31 is as follows:

(In thousands)	2012	2011
Funded Status
Accumulated Postretirement Benefit Obligation
Beginning of the Year — January 1	$568	$511
Service Cost	2	2
Interest Cost	24	27
Actuarial Loss	42	68
Benefits Paid	(43)	(40)

End of the Year — December 31	$593	$568

The assumptions used to calculate the accumulated postretirement benefit obligation as of December 31 are as follows:

	2012	2011
Discount Rate	4.20%	4.50%

The following table summarizes the components of the net periodic cost for the years ended December 31:

(In thousands)	2012	2011	2010
Net Periodic Cost
Service Cost — Benefits Earned During Period	$2	$2	$4
Interest Cost	24	27	50
Amortization of Prior Service Cost	26	25	25
Amortization of (Gains) Losses	—	(4)	11

Net Periodic Cost	$52	$50	$90

The assumptions used to determine the net periodic cost are as follows:

	2012	2011	2010
Discount Rate	4.50%	5.50%	6.00%
Future Average Healthcare Benefit Increases	6.00%	9.00%	10.00%

The Company estimates that the prior service costs and net losses in AOCI for medical, dental and long-term care insurance benefits as of December 31, 2012, that will be recognized as components of net periodic benefit cost during the year ended December 31, 2013 for the Plan will be insignificant. For measurement purposes, a 5.7% and 10.8% increase in the cost of health care benefits was assumed for 2013 and 2014 respectively and a range between 6.1% and 5.1% from 2015 through 2050. A one percentage point increase or decrease in this rate would change the post retirement benefit obligation insignificantly. The Company expects the benefits to be paid in each of the next five years to be approximately forty-three thousand dollars per year and $0.2 million in the aggregate for the next five years after that. This also is the expected Company contribution to the plan, as it is unfunded.

NOTE 11 — SHAREHOLDERS’ EQUITY

Reserved Common Stock

At December 31, 2012, approximately 6.5 million shares of common stock were reserved for issuance upon conversion of the Class B stock, exercise of stock options and purchases under the Employee Stock Purchase Plan. Class B Stock is identical to Common Stock, except Class B Stock has ten votes per share, is automatically converted to Common Stock on a one for one basis when sold or transferred, and cannot receive dividends unless an equal or greater amount of dividends is declared on Common Stock.

Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

Comprehensive income consists of net income and the after-tax impact of currency translation adjustments, mark to market adjustments for derivatives and retirement liability adjustments. Income taxes related to derivatives and retirement liability adjustments within other comprehensive income are generally recorded based on an effective tax rate of approximately 35%. No income tax effect is recorded for currency translation adjustments.

The components of accumulated other comprehensive income (loss) are as follows:

(In thousands)	2012	2011
Foreign Currency Translation Adjustments	$1,415	$1,232

Mark to Market Adjustments for Derivatives – Before Tax	(218)	(393)
Tax Benefit	76	137

Mark to Market Adjustments for Derivatives – After Tax	(142)	(256)

Retirement Liability Adjustment – Before Tax	(9,316)	(2,865)
Tax Benefit	3,260	1,003

Retirement Liability Adjustment – After Tax	(6,056)	(1,862)

Accumulated Other Comprehensive Loss	$(4,783)	$(886)

The components of other comprehensive income (loss) are as follows:

(In thousands)	2012	2011	2010
Foreign Currency Translation Adjustments	183	(90)	217

Reclassification to Interest Expense	209	298	380
Mark to Market Adjustments for Derivatives	(34)	(171)	(527)
Tax Benefit (Expense)	(61)	(45)	51

Mark to Market Adjustments for Derivatives	114	82	(96)

Retirement Liability Adjustment	(6,451)	(1,348)	54
Tax Benefit (Expense)	2,257	472	(19)

Retirement Liability Adjustment	(4,194)	(876)	35

Other Comprehensive (Loss) Income	$(3,897)	$(884)	$156

NOTE 12 — EARNINGS PER SHARE

Earnings per share computations are based upon the following table:

(In thousands, except per share data)	2012	2011	2010
Net Income	$21,874	$21,591	$14,948

Basic Earnings Weighted Average Shares	14,286	13,959	13,713
Net Effect of Dilutive Stock Options	845	889	561

Diluted Earnings Weighted Average Shares	15,131	14,848	14,274

Basic Earnings Per Share	$1.53	$1.55	$1.09
Diluted Earnings Per Share	$1.45	$1.45	$1.05

NOTE 13 — STOCK OPTION AND PURCHASE PLANS

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

	2012	2011	2010
Weighted Average Fair Value of the Options Granted	$11.91	$15.18	$8.12

The weighted average fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2012	2011	2010
Risk-free Interest Rate	0.89% – 1.00%	1.55% – 2.82%	2.33% – 3.04%
Dividend Yield	0.0%	0.0%	0.0%
Volatility Factor	0.52 – 0.64	0.52 – 0.53	0.41 – 0.53
Expected Life in Years	5.0 – 8.0	7.0 – 8.0	7.0 – 8.0

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

The following table provides compensation expense information based on the fair value of stock options for the years ended December 31, 2012, 2011 and 2010:

(In thousands)	2012	2011	2010
Stock Compensation Expense	$1,351	$1,061	$884
Tax Benefit	(136)	(93)	(84)

Stock Compensation Expense, Net of Tax	$1,215	$968	$800

A summary of the Company’s stock option activity and related information for the years ended December 31 is as follows:

(Aggregate intrinsic value in thousands)	2012			2011			2010
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1	1,384,538	$8.05	$20,532	1,586,860	$6.70	$38,778	1,560,158	$5.99	$16,551
Options Granted	108,750	$21.69	$129	70,782	$26.93	$299	116,317	$14.12	$289
Options Exercised	(225,558)	$4.40	$(4,168)	(273,104)	$5.10	$(7,112)	(89,615)	$3.94	$(1,135)
Options Forfeited	—	$—	$—	—	$—	$—	—	$—	$—
Outstanding at December 31	1,267,730	$9.87	$16,493	1,384,538	$8.05	$31,965	1,586,860	$6.70	$15,706
Exercisable at December 31	973,716	$8.06	$14,431	1,067,287	$6.56	$26,237	1,196,049	$5.77	$12,953

The aggregate intrinsic value in the preceding table represents the total pretax option holder’s intrinsic value, based on the Company’s closing stock price of Common Stock which would have been received by the option holders had all option holders exercised their options as of that date. The Company’s closing stock price of Common Stock was $22.88, $31.14 and $16.60 as of December 31, 2012, 2011 and 2010, respectively.

The weighted average fair value of options vested during 2012, 2011 and 2010 was $7.41, $4.25 and $3.72, respectively. The total fair value of options that vested during the year amounted to $1.0 million, $0.6 million and $0.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012, total compensation costs related to non-vested awards not yet recognized amounts to $2.8 million and will be recognized over a weighted average period of 2.4 years.

The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of December 31, 2012:

	Outstanding			Exercisable
Exercise Price Range	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$3.22 — $ 4.14	335,328	1.6	$3.55	335,328	1.6	$3.55
$5.81 — $ 8.48	507,567	5.8	6.40	398,837	5.5	6.44
$10.98 — $12.09	119,295	4.2	11.21	119,295	4.2	11.21
$16.81 — $29.85	305,540	8.4	22.07	120,256	7.2	22.89

	1,267,730	5.2	9.87	973,716	4.2	8.06

The Company established Incentive Stock Option Plans for the purpose of attracting and retaining executive officers and key employees, and to align management’s interest with those of the shareholders. Generally, the options must be exercised within ten years from the grant date and vest ratably over a five-year period. The exercise price for the options is equal to the share price at the date of grant. At December 31, 2012, the Company had options outstanding for 1,039,478 shares under the plans. At December 31, 2012, there were 486,030 options available for future grant under the plan established in 2011.

The Company established the Directors Stock Option Plans for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors, and to align their interest with those of the shareholders. The options must be exercised within ten years from the grant date. The exercise price for the option is equal to the share price at the date of grant and vests six months from the grant date. At December 31, 2012, the Company had options outstanding for 228,252 shares under the plans. At December 31, 2012, there were 136,296 options available for future grant under the plan established in 2005.

In addition to the options discussed above, the Company has established the Employee Stock Purchase Plan to encourage employees to invest in Astronics Corporation. The plan provides employees the opportunity to invest up to 20% of their cash compensation (up to an annual maximum of approximately $21,700) in Astronics common stock at a price equal to 85% of the fair market value of the Astronics common stock, determined each October 1. Employees are allowed to enroll annually. Employees indicate the number of shares they wish to obtain through the program and their intention to pay for the shares through payroll deductions over the annual cycle of October 1 through September 30. Employees can withdraw anytime during the annual cycle, and all money withheld from the employees pay is returned with interest. If an employee remains enrolled in the program, enough money will have been withheld from the employees’ pay during the year to pay for all the shares that the employee opted for under the program. At December 31, 2012, employees had subscribed to purchase 61,606 shares at $22.76 per share. The weighted average fair value of the options was approximately $5.98, $4.75 and $3.30 for options granted during the year ended December 31, 2012, 2011 and 2010, respectively.

The fair value for the options granted under the Employee Stock Purchase Plan was estimated at the date of grant using a Black- Scholes option pricing model with the following weighted-average assumptions:

	2012	2011	2010
Risk-free Interest Rate	0.17%	0.10%	0.25%
Dividend Yield	0.0%	0.0%	0.0%
Volatility Factor	.37	.52	.40
Expected Life in Years	1.0	1.0	1.0

NOTE 14 — FAIR VALUE

ASC Topic 820, Fair value Measurements and Disclosures, (“ASC Topic 820”) defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. ASC Topic 820 defines fair value based upon an exit price model. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and involves consideration of factors specific to the asset or liability.

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

On a Recurring Basis:

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2012 and December 31, 2011:

(In thousands)	Classification	Total	Level 1	Level 2	Level 3
Interest Rate Swaps	Other Liabilities
December 31, 2012		$(218)	$—	$(218)	$—
December 31, 2011		(393)	—	(393)	—
Acquisition Contingent Consideration	Other Liabilities
December 31, 2012		$(814)	$—	$—	$(814)
December 31, 2011		(720)	—	—	(720)

Interest rate swaps are securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach (See Note 15).

Our Level 3 fair value liabilities represent contingent consideration recorded related to the Ballard acquisition to be paid up to a maximum of $5.5 million if certain revenue growth targets are met over the next five years and the Max-Viz acquisition to be paid up to a maximum of $8.0 million if certain revenue growth targets are met over the next three years. The amounts recorded were calculated using an estimate of the probability of the future cash outflows. The varying contingent payments were then discounted to the present value utilizing a discounted cash flow methodology. The contingent consideration liabilities have no observable Level 1 or Level 2 inputs. There were no significant changes in the fair value of the liability related to the Ballard acquisition from December 31, 2011 or the Max-Viz acquisition from July 30, 2012.

On a Non-recurring Basis:

In accordance with the provisions of ASC Topic 350, Intangibles – Goodwill and Other the Company estimates the fair value of reporting units, utilizing unobservable Level 3 inputs. Level 3 inputs require significant management judgment due to the absence of quoted market prices or observable inputs for assets of a similar nature. The Company utilizes a discounted cash flow method to estimate the fair value of reporting units utilizing unobservable inputs. The fair value measurement of the reporting unit under the step-one and step-two analysis of the quantitative goodwill impairment test are classified as Level 3 inputs.

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

At December 31, 2012, the fair value of goodwill and intangible assets classified using Level 3 inputs are as follows:

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

During 2011, in accordance with the provisions of ASC Topic 350, Intangibles – Goodwill and Other, the Company recorded a $2.4 million goodwill impairment charge related to the Test System reporting unit to write down goodwill to its implied fair value of zero. The Company utilizes a discounted cash flow analysis to estimate the fair value of reporting units utilizing unobservable inputs. The fair value measurement of the reporting unit under the step-one and step-two analysis of the goodwill impairment test are classified as Level 3 inputs. There were no impairment charges to goodwill in any of the Company’s reporting units in 2012 and 2010.

During 2011, the Company recorded an impairment charge to write down to fair value indefinite-lived trade name intangible assets of its Test System reporting unit. The impairment charge for the trade names was $0.1 million based on the determined fair value of $0.4 million. This impairment charge is the result of the revised downward estimates of future revenues and cash flows of the Test Systems reporting unit. The fair value measurements are calculated using unobservable inputs classified as Level 3 inputs, requiring significant management judgment due to the absence of quoted market prices or observable inputs for assets of a similar nature. There were no impairment charges to any of the Company’s intangible assets in either of the Company’s segments in 2012 and 2010.

NOTE 15 — DERIVATIVE FINANCIAL INSTRUMENTS

At December 31, 2012, we had interest rate swaps consisting of the following:

a)	An interest rate swap with a notional amount of approximately $1.9 million at December 31, 2012, entered into on February 6, 2006, related to the Company’s Series 1999 New York Industrial Revenue Bond which effectively fixes the rate at 3.99% plus a spread based on the Company’s leverage ratio on this obligation through February 1, 2016.

b)	An interest rate swap with a notional amount of $5.0 million at December 31, 2012, entered into on March 19, 2009 related to the Company’s term note issued January 30, 2009. The swap effectively fixes the rate at 2.115% plus a spread based on the Company’s leverage ratio on the notional amount (which decreases in concert with the scheduled note repayment schedule). The swap agreement became effective October 1, 2009 and expires January 30, 2014.

At December 31, 2012 and 2011, the fair value of interest rate swaps was a liability of $0.2 million and $0.4 million, respectively, which is included in other liabilities (See Note 14—Fair Value). Amounts expected to be reclassified to earnings in the next 12 months is not expected to be significant.

Activity in AOCI related to these derivatives is summarized below:

(In thousands)	2012	2011	2010
Derivative Balance at the Beginning of the Year in AOCI	$(256)	$(338)	$(242)
Net Deferral in AOCI of Derivatives:
Net (Increase) Decrease in Fair Value of Derivatives	(34)	(171)	(527)
Tax Effect	14	61	184

	(20)	(110)	(343)

Net Reclassification from AOCI into Earnings:
Reclassification from AOCI into Earnings – Interest Expense	209	298	380
Tax Effect	(75)	(106)	(133)

	134	192	247

Net Change in Derivatives for the Year	114	82	(96)

Derivative Balance at the End of the Year in AOCI	$(142)	$(256)	$(338)

To the extent the interest rate swaps are not perfectly effective in offsetting the change in the value of the payments being hedged; the ineffective portion of these contracts is recognized in earnings immediately as interest expense. Ineffectiveness, if any, was not significant for the years ended December 31, 2012, 2011 and 2010. The Company classifies the cash flows from hedging transactions in the same category as the cash flows from the respective hedged items. Amounts from ineffectiveness, if any, to be reclassified during 2013 are not expected to be significant.

NOTE 16 — SELECTED QUARTERLY FINANCIAL INFORMATION

The following table summarizes selected quarterly financial information for 2012 and 2011:

	Quarter Ended
(Unaudited) (In thousands, except for per share data)	Dec. 31, 2012	Sept. 29, 2012	June 30, 2012	March 31, 2012	Dec. 31, 2011	Oct. 1, 2011	July 2, 2011	April 2, 2011
Sales	$67,420	$68,899	$64,989	$65,138	$61,156	$56,404	$55,475	$55,128
Gross Profit (sales less cost of products sold)	17,551	16,717	17,054	18,120	17,349	14,255	14,386	14,506
Impairment Loss	—	—	—	—	2,500	—	—	—
Income Before Tax	7,690	7,381	7,510	9,002	7,178	7,505	6,708	7,624
Net Income	5,655	4,930	5,194	6,095	5,169	6,665	4,548	5,209
Basic Earnings Per Share	0.39	0.35	0.36	0.43	0.36	0.48	0.31	0.37
Diluted Earnings Per Share	0.37	0.33	0.34	0.40	0.34	0.45	0.30	0.35

NOTE 17 — COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities and equipment under various lease contracts with terms that meet the accounting definition of operating leases. These arrangements may include fair value renewal or purchase options. Rental expense for the years ended December 31, 2012, 2011 and 2010 was $3.2 million, $3.0 million and $3.5 million, respectively. The following table represents future minimum lease payment commitments as of December 31, 2012:

(In thousands)
2013	$1,814
2014	1,332
2015	517
2016	278
2017	249
Thereafter	124

$4,314

From time to time the Company may enter into purchase agreements with suppliers under which there is a commitment to buy a minimum amount of product. Purchase commitments outstanding at December 31, 2012 were $49.3 million. These commitments are not reflected as liabilities in the Company’s Consolidated Balance Sheets.

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

We are a defendant in an action filed in the Regional State Court of Mannheim, Germany (Lufthansa Technik AG v. Astronics Advanced Electronics Systems Corp.) relating to an allegation of patent infringement. The damages sought include injunctive relief, as well as monetary damages. We dispute the allegation and are vigorously defending ourselves in this action. We have filed a nullity action with the Federal Patent Court in Munich Germany, requesting the court to revoke the German part of the European patent that is subject to the claim. In November 2011, the Regional State Court of Manheim Germany, issued an interim decision to the effect that the infringement litigation proceedings be stayed until the Federal Patent Court decides on the concurrent nullity action. At this time we are unable to provide a reasonable estimate of our potential liability or the potential amount of loss related to this action, if any. If the outcome of this litigation is adverse to us, our results and financial condition could be materially affected.

NOTE 18 — SEGMENTS

Segment information and reconciliations to consolidated amounts for the years ended December 31 are as follows:

(In thousands)	2012	2011	2010
Sales:
Aerospace	$254,955	$213,874	$179,586
Test Systems	11,491	14,289	16,168

Total Sales	$266,446	$228,163	$195,754

Operating Profit (Loss) and Margins:
Aerospace	$44,137	$40,400	$30,112
	17.3%	18.9%	16.8%
Test Systems	(4,985)	(4,760)	(1,806)
	(43.4)%	(33.3)%	(11.2)%

Total Operating Profit	39,152	35,640	28,306

	14.7%	15.6%	14.5%
Deductions from Operating Profit:
Interest Expense	(1,042)	(1,806)	(2,551)
Corporate and Other Expenses, Net	(6,527)	(4,819)	(3,926)

Earnings before Income Taxes	$31,583	$29,015	$21,829

Depreciation and Amortization:
Aerospace	$6,043	$3,929	$3,695
Test Systems	634	584	659
Corporate	228	430	527

Total Depreciation and Amortization	$6,905	$4,943	$4,881

Identifiable Assets:
Aerospace	$177,168	$136,930	$96,787
Test Systems	18,121	20,020	24,785
Corporate	16,700	17,955	29,316

Total Assets	$211,989	$174,905	$150,888

Capital Expenditures:
Aerospace	$16,324	$14,195	$2,438
Test Systems	396	86	619
Corporate	—	—	511

Total Capital Expenditures	$16,720	$14,281	$3,568

Operating profit is sales less cost of products sold and other operating expenses, excluding interest expense and other corporate expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment.

For the years ended December 31, 2012 and 2010, there was no goodwill or purchased intangible impairment losses in either the Aerospace or Test System segment. For the year ended December 31, 2011, the operating loss in the Test Systems segment includes a goodwill impairment loss of approximately $2.4 million and a purchased intangible asset impairment loss of approximately $0.1 million. In the Aerospace segment, goodwill amounted to $21.9 million and $17.2 million at December 31, 2012 and 2011, respectively. In the Test Systems segment there was no goodwill as of December 31, 2012 and 2011.

The following table summarizes the Company’s sales by geographic region for the years ended December 31:

(In thousands)	2012	2011	2010
North America	$233,245	$196,447	$168,556
Europe	16,188	16,238	11,294
Asia	14,030	12,544	13,026
South America	1,937	2,678	2,457
Other	1,046	256	421

	$266,446	$228,163	$195,754

Sales recorded by the Company’s Canadian operations were $13.0 million in 2012, $12.2 million in 2011 and $9.1 million in 2010. Net income from this location was $1.0 million in 2012, $0.9 million in 2011 and $0.1 million in 2010. Net assets held outside of the United States total $6.7 million at December 31, 2012 and $6.6 million at December 31, 2011. The exchange loss included in determining net income was $0.1 million in each of the years ending 2012, 2011 and 2010. Cumulative translation adjustments amounted to $1.4 million and $1.2 million at December 31, 2012 and 2011, respectively.

The Company has a significant concentration of business with two major customers, Panasonic Aviation Corporation and various departments of the U.S. Government, primarily branches of the Department of Defense and the Federal Aviation Administration. The following is information relating to the activity with those customers:

	2012	2011	2010
Percent of Consolidated Revenue
Panasonic	38.0%	35.7%	26.5%
U.S. Government	7.2%	9.0%	15.0%

(In thousands)	2012	2011
Accounts Receivable ad December 31,
Panasonic	$17,412	$9,878
U.S. Government	2,556	3,866

Sales to Panasonic are all in the Aerospace segment. Sales to the US Government occur in both segments. The Company’s property, plant and equipment are all located in North America.

NOTE 19 — ACQUISITIONS

In 2011, we completed one business combination. On November 30, 2011 we acquired Ballard Technology, Inc. (“Ballard”) a manufacturer of avionics interface solutions. Ballard is included in our Aerospace reporting segment. The addition of Ballard diversifies the products and technologies that Astronics offers. We purchased 100% of the outstanding stock of Ballard for approximately $23.9 million in cash plus an additional purchase consideration of a maximum of $5.5 million subject to meeting certain revenue growth targets over the next five years. The additional purchase consideration was recorded at its estimated fair value of approximately $0.7 million at the date of acquisition based upon the Company’s assessment of the probability of Ballard achieving the revenue growth targets. There was no significant change in the fair value estimate of the contingent consideration, from the date of acquisition to December 31, 2012.

On July 30, 2012 we acquired by merger, 100% of the stock of Max-Viz, Inc. (“Max-Viz”), a manufacturer of industry-leading Enhanced Vision Systems for defense and commercial aerospace applications for the purpose of improving situational awareness. The addition of Max-Viz diversifies the products and technologies that Astronics offers. Max-Viz is included in our Aerospace reporting segment. We purchased the outstanding stock of Max-Viz for $10.7 million in cash plus contingent purchase consideration up to a maximum of $8.0 million subject to meeting certain revenue growth targets over the next three years. The additional contingent purchase consideration of $0.1 million is recorded at its estimated fair value at the date of acquisition based upon the Company’s assessment of the probability of Max-Viz achieving the revenue growth targets. There was no significant change in the fair value estimate of the contingent consideration, from the date of acquisition to December 31, 2012. The goodwill recognized is comprised primarily of intangible assets that do not require separate recognition. Substantially all of the goodwill and purchased intangible assets are expected to be deductible for tax purposes over 15 years. The purchase price allocation for the 2012 acquisition is complete.

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

Management’s report on Internal Control over Financial Reporting

See the report appearing under item 8, Financial Statements and Supplemental Data, Managements report on Internal Control Over Financial Reporting.

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

The information regarding directors is contained under the captions “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference to the 2013 Proxy to be filed within 120 days of the end of our fiscal year is incorporated herein by reference.

The executive officers of the Company, their ages, their positions and offices with the Company, and the date each assumed their office with the Company, are as follows:

Name and Age of Executive Officer	Positions and Offices with Astronics	Year First Elected Officer
Peter J. Gundermann Age 50	President, Chief Executive Officer and Director of the Company	2001
David C. Burney Age 50	Vice President-Finance, Treasurer, Secretary and Chief Financial Officer of the Company	2003
Mark A. Peabody Age 53	Astronics Advanced Electronic Systems Executive Vice President	2010
James S. Kramer Age 49	Luminescent Systems Inc. Executive Vice President	2010

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The documents filed as a part of this report are as follows:

1.	The following financial statements are included:

(i)	Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010

(ii)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011, and 2010

(iii)	Consolidated Balance Sheets as of December 31, 2012 and 2011

(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

(v)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010

(vi)	Notes to Consolidated Financial Statements

(vii)	Reports of Independent Registered Public Accounting Firm

(viii)	Management’s Report on Internal Control Over Financial Reporting

2. Financial Statement Schedule

Schedule II. Valuation and Qualifying Accounts

All other consolidated financial statement schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

3. Exhibits

Exhibit No.	Description

3 (a)	Restated Certificate of Incorporation, as amended; filed March 3, 2011

(b)	By-Laws, as amended, incorporated by reference to the registrant’s 2008 Annual Report on Form 10-K, Exhibit 3(b), filed March 11, 2009

4.1 (a)	$60,000,000 Credit Agreement with HSBC Bank USA, dated May 13, 2008, incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1, filed May 16, 2008

(b)	Amended and Restated Credit Agreement with HSBC Bank USA, dated January 27, 2009, incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1, filed January 30, 2009

(c)	Amendment No. 2 to the Amended and Restated Credit Agreement dated as of December 23, 2009 among Astronics Corporation, the Lenders party thereto, HSBC Bank USA, National Association., incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1, filed December 28, 2009

(d)	Second Amended and Restated Credit Agreement, dated as of August 31, 2011, among Astronics Corporation, HSBC Bank USA, National Association, Bank of America, N.A. and Manufacturers and Traders Trust Company, incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1, filed September 1, 2011

10.1*	Restated Thrift and Profit Sharing Retirement Plan, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.1, filed March 3, 2011

10.3*	1997 Director Stock Option Plan, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.3, filed March 3, 2011

10.4*	2001 Stock Option Plan, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.4, filed March 3, 2011

10.5*	Non-Qualified Supplemental Retirement Plan, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.5, filed March 3, 2011

10.6*	Employment Termination Benefits Agreement dated December 16, 2003 between Astronics Corporation and Peter J. Gundermann, President and Chief Executive Officer of Astronics Corporation, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.6, filed March 3, 2011

10.7*	Employment Termination Benefits Agreement dated December 16, 2003 between Astronics Corporation and David C. Burney, Vice President and Chief Financial Officer of Astronics Corporation, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.7, filed March 3, 2011

10.8*	2005 Director Stock Option Plan, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.8, filed March 3, 2011

10.9	Stock Purchase Agreement By and Among Astronics Corporation, DME Corporation and the Shareholders of DME Corporation dated January 28, 2009, incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1, filed January 30, 2009

10.10*	Supplemental Retirement Plan, Amended and Restated, March 6, 2012, filed herewith.

10.11*	First Amendment of the Employment Termination Benefits Agreement dated December 30, 2008 between Astronics Corporation and Peter J. Gundermann, President and Chief Executive Officer of Astronics, incorporated by reference to the registrant’s 2008 Annual Report on Form 10-K, Exhibit 10.11, filed March 11, 2009 of Astronics Corporation.

10.12*	First Amendment of the Employment Termination Benefits Agreement dated December 30, 2008 between Astronics Corporation and David C. Burney, Vice President and Chief Financial Officer of Astronics Corporation , incorporated by reference to the registrant’s 2008 Annual Report on Form 10-K, Exhibit 10.12, filed March 11, 2009

10.13*	Employment Termination Benefits Agreement Dated February 18, 2005 between Astronics Corporation and Mark A. Peabody, Executive Vice President of Astronics Advanced Electronic Systems, Inc., incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.13, filed March 3, 2011

10.14*	First Amendment of the Employment Termination Benefits Agreement dated December 31, 2008 between Astronics Corporation and Mark A. Peabody, Executive Vice President of Astronics Advanced Electronic Systems, Inc., incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.14, filed March 3, 2011

10.15*	Form of Indemnification Agreement as executed by each of Astronics Corporation’s Directors and Executive Officers, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.15, filed March 3, 2011

10.16	Stock Purchase Agreement by and among Ballard Technology, Inc. and its Shareholders (the Sellers) and Astronics Corporation (Purchaser) Dated as of November 30, 2011, , incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1, filed November 30, 2011.

10.17*	2011 Employee Stock Option Plan, incorporated by reference to the registrant’s Form S-8, Exhibit 4.1 filed on August 4, 2011.

10.18*	Supplemental Retirement Plan II, filed herewith.

10.19	Agreement and Plan of Merger dated as of July 30, 2012 by and among Astronics Corporation, MV Acquisition Corp., Max-Viz Inc. and Gerard H. Langeler as the Shareholders’ Representative incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1, filed July 30, 2012.

21**	Subsidiaries of the Registrant; filed herewith.

23**	Consent of Independent Registered Public Accounting Firm; filed herewith.

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002; filed herewith

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002; filed herewith

32**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; filed herewith

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Identifies a management contract or compensatory plan or arrangement as required by Item 15(a) (3) of Form 10-K.
**	Submitted electronically herewith

SCHEDULE II

Valuation and Qualifying Accounts

Year	Description	Balance at the Beginning of Period	Acquisitions	Charged to Cost and Expense	(Write-Offs) Recoveries / Other	Balance at End of Period
(In thousands)
2012	Allowance for Doubtful Accounts	$645	$130	$88	$(213)	$650
	Reserve for Inventory Valuation	10,599	137	1,544	(254)	12,026
	Deferred Tax Valuation Allowance	1,898	—	292	—	2,190

2011	Allowance for Doubtful Accounts	$274	$—	$466	$(95)	$645
	Reserve for Inventory Valuation	11,183	—	336	(920)	10,599
	Deferred Tax Valuation Allowance	890	—	531	477	1,898

2010	Allowance for Doubtful Accounts	$372	$—	$17	$(115)	$274
	Reserve for Inventory Valuation	11,621	—	1,117	(1,555)	11,183
	Deferred Tax Valuation Allowance	731	—	264	(105)	890

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on February 22, 2013.

Astronics Corporation

By	/s/ Peter J. Gundermann	By	/s/ David C. Burney
	Peter J. Gundermann President		David C. Burney, Vice President-Finance, Chief
	and Chief Executive Officer		Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter J. Gundermann Peter J. Gundermann	President and Chief Executive Officer (Principal Executive Officer)	February 22, 2013

/s/ David C. Burney David C. Burney	Vice President- Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 22, 2013

/s/ Raymond W. Boushie Raymond W. Boushie	Director	February 22, 2013

/s/ Robert T. Brady Robert T. Brady	Director	February 22, 2013

/s/ John B. Drenning John B. Drenning	Director	February 22, 2013

/s/ Peter J. Gundermann Peter J. Gundermann	Director	February 22, 2013

/s/ Kevin T. Keane Kevin T. Keane	Director	February 22, 2013

/s/ Robert J. McKenna Robert J. McKenna	Director	February 22, 2013