Form 10-Q
period 2013-03-30
ASTRONICS CORP
filed 2013-05-06
CIK 8063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 2013 or

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

As of March 30, 2013, 14,508,323 shares of common stock were outstanding consisting of 11,153,230 shares of common stock ($.01 par value) and 3,355,093 shares of Class B common stock ($.01 par value).

Part 1 – Financial Information

Item 1. Financial Statements

ASTRONICS CORPORATION

Consolidated Condensed Balance Sheets

March 30, 2013 with Comparative Figures for December 31, 2012

(In thousands)

	March 30, 2013	December 31, 2012
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$17,798	$7,380
Accounts Receivable, net of allowance for doubtful accounts	39,421	45,473
Inventories	49,649	48,624
Other Current Assets	5,614	6,533

Total Current Assets	112,482	108,010
Property, Plant and Equipment, net of accumulated depreciation	54,125	53,537
Deferred Income Taxes	8,929	9,019
Other Assets	3,396	2,977
Intangible Assets, net of accumulated amortization	16,056	16,523
Goodwill	21,850	21,923

Total Assets	$216,838	$211,989

Current Liabilities:
Current Maturities of Long-term Debt	$12,260	$9,268
Accounts Payable	12,318	10,592
Accrued Expenses	13,016	15,634
Accrued Income Taxes	1,172	—
Billings in Excess of Recoverable Costs and Accrued Profits on Uncompleted Contracts	304	188
Customer Advance Payments and Deferred Revenue	9,965	12,286

Total Current Liabilities	49,035	47,968
Long-term Debt	15,672	20,715
Other Liabilities	17,989	18,172

Total Liabilities	82,696	86,855

Shareholders’ Equity:
Common Stock	145	145
Accumulated Other Comprehensive Loss	(4,859)	(4,783)
Other Shareholders’ Equity	138,856	129,772

Total Shareholders’ Equity	134,142	125,134

Total Liabilities and Shareholders’ Equity	$216,838	$211,989

See notes to consolidated condensed financial statements

ASTRONICS CORPORATION

Consolidated Condensed Statements of Operations

Three Months Ended March 30, 2013 With Comparative Figures for 2012

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 30, 2013	March 31, 2012
Sales	$73,967	$65,138
Cost of Products Sold	53,748	47,018

Gross Profit	20,219	18,120
Selling, General and Administrative Expenses	9,157	8,855

Income from Operations	11,062	9,265
Interest Expense, Net of Interest Income	218	263

Income Before Income Taxes	10,844	9,002
Provision for Income Taxes	2,280	2,907

Net Income	$8,564	$6,095

Earnings per share:
Basic	$0.59	$0.43

Diluted	$0.56	$0.40

See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION

Consolidated Condensed Statements of Comprehensive Income

Three Months Ended March 30, 2013 With Comparative Figures for 2012

(Unaudited)

(In thousands)

	Three Months Ended
	March 30, 2013	March 31, 2012
Net Income	$8,564	$6,095

Other Comprehensive Income:
Foreign Currency Translation Adjustments	(197)	110
Mark to Market Adjustments for Derivatives – Net of Tax	15	23
Retirement Liability Adjustment – Net of Tax	106	(3,727)

Other Comprehensive Loss	(76)	(3,594)

Comprehensive Income	$8,488	$2,501

See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION

Consolidated Condensed Statements of Cash Flows

Three Months Ended March 30, 2013

With Comparative Figures for 2012

(Unaudited)

(In thousands)

	March 30, 2013	March 31, 2012
Cash Flows from Operating Activities:
Net Income	$8,564	$6,095
Adjustments to Reconcile Net Income to Cash Provided By (Used For) Operating Activities:
Depreciation and Amortization	1,749	1,447
Provisions for Non-Cash Losses on Inventory and Receivables	116	437
Stock Compensation Expense	326	318
Deferred Tax Expense	1,015	94
Other	(277)	(61)
Cash Flows from Changes in Operating Assets and Liabilities:
Accounts Receivable	5,863	(4,218)
Inventories	(1,115)	(2,530)
Accounts Payable	1,737	1,576
Other Current Assets and Liabilities	(2,937)	(1,422)
Billings in Excess of Recoverable Costs and Accrued Profits on Uncompleted Contracts	116	(204)
Customer Advanced Payments and Deferred Revenue	(2,321)	503
Income Taxes	1,208	2,673
Supplemental Retirement and Other Liabilities	282	81

Cash Provided By Operating Activities	14,326	4,789

Cash Flows from Investing Activities:
Capital Expenditures	(1,828)	(1,665)

Cash Used For Investing Activities	(1,828)	(1,665)

Cash Flows from Financing Activities:
Payments for Long-term Debt	(2,035)	(6,052)
Debt Acquisition Costs	(160)	—
Acquisition Earnout Payments	(81)	—
Proceeds from Exercise of Stock Options	137	99
Income Tax Benefit from Exercise of Stock Options	57	144

Cash Used For Financing Activities	(2,082)	(5,809)

Effect of Exchange Rates on Cash	2	1

Increase (Decrease) in Cash and Cash Equivalents	10,418	(2,684)
Cash and Cash Equivalents at Beginning of Period	7,380	10,919

Cash and Cash Equivalents at End of Period	$17,798	$8,235

See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION

Notes to Consolidated Condensed Financial Statements

March 30, 2013

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

Operating Results

The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the three month period ended March 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in Astronics Corporation’s 2012 annual report on Form 10-K.

Description of the Business

Astronics is a leading supplier of advanced, high-performance lighting systems, electrical power generation and distribution systems, avionics databus solutions, enhanced vision systems and aircraft safety systems for the global aerospace industry as well as test, training and simulation systems primarily for the military. We sell our products to airframe manufacturers (OEMs) in the commercial transport, business jet and military markets as well as FAA/Airport, OEM suppliers and aircraft operators around the world. The Company provides its products through its wholly owned subsidiaries Astronics Advanced Electronic Systems Corp. (“AES”), Ballard Technology, Inc. (“Ballard”), DME Corporation (“DME”), Luminescent Systems, Inc. (“LSI”), Luminescent Systems Canada, Inc. (“LSI Canada”) and Max-Viz Inc. (“Max-Viz”). On July 30, 2012 Astronics acquired by merger, 100% of the stock of Max-Viz, Inc. Max-Viz is a manufacturer of industry-leading enhanced vision systems for defense and commercial aerospace applications for the purpose of improving situational awareness. Max-Viz is part of our Aerospace segment.

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

In the Test Systems segment, revenue of approximately 27% and 40% for the three months ending March 30, 2013 and March 31, 2012 respectively, is recognized from long-term, fixed-price contracts using the percentage-of-completion method of accounting, measured by multiplying the estimated total contract value by the ratio of actual contract costs incurred to date to the estimated total contract costs. Substantially all long-term contracts are with U.S. government agencies and contractors thereto. The Company makes significant estimates involving its usage of percentage-of-completion accounting to recognize contract revenues. The Company periodically reviews contracts in process for estimates-to-completion, and revises estimated gross profit accordingly. While the Company believes its estimated gross profit on contracts in process is reasonable, unforeseen events and changes in circumstances can take place in a subsequent accounting period that may cause the Company to revise its estimated gross profit on one or more of its contracts in process. Accordingly, the ultimate gross profit realized upon completion of such contracts can vary significantly from estimated amounts between accounting periods. Revenue not recognized using the percentage-of-completion method is recognized at the time of shipment of goods and transfer of title.

Cost of Products Sold, Engineering and Development and Selling, General and Administrative Expenses

Cost of products sold includes the costs to manufacture products such as direct materials and labor and manufacturing overhead as well as all engineering and developmental costs. The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. These costs are expensed when incurred and included in cost of products sold. Research and development, design and related engineering amounted to $12.8 million and $10.0 million for the three months ended March 30, 2013 and March 31, 2012 respectively. Selling, general and administrative expenses include costs primarily related to our sales and marketing departments and administrative departments. Interest expense is shown net of interest income. Interest income was insignificant for the three months ended March 30, 2013 and March 31, 2012.

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, notes payable, long-term debt and interest rate swaps. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company does not hold or issue financial instruments for trading purposes. Due to their short-term nature, the carrying values of cash and equivalents, accounts receivable, accounts payable, and notes payable, if any, approximate fair value. The carrying value of the Company’s variable rate long-term debt also approximates fair value due to the variable rate feature of these instruments. The Company’s interest rate swaps are recorded at fair value as described under Note 16—Fair Value and Note 17—Derivative Financial Instruments.

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

Foreign Currency Translation

The Company accounts for its foreign currency translation in accordance with Accounting Standards Codification (“ASC”) Topic 830, Foreign Currency Translation. The aggregate transaction gain or loss included in operations was insignificant for the periods ending March 30, 2013 and March 31, 2012.

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

Accounting Pronouncements Adopted in 2013

On January 1, 2013, the Company adopted the new provisions of Accounting Standards Update (“ASU”) No. 2013-02 Comprehensive Income (Topic 220). The amendments in this ASU require the Company to provide information about the amounts reclassified out of accumulated other comprehensive income, by component. Other than requiring additional disclosures, the adoption of this amendment does not have a material impact on the Company’s financial statements.

2) Inventories

Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

(In thousands)	March 30, 2013	December 31, 2012
Finished Goods	$10,064	$10,864
Work in Progress	9,914	8,960
Raw Material	29,671	28,800

	$49,649	$48,624

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

3) Property, Plant and Equipment

The following table summarizes Property, Plant and Equipment as follows:

(In thousands)	March 30, 2013	December 31, 2012
Land	$5,424	$5,424
Buildings and Improvements	37,039	37,045
Machinery and Equipment	43,598	43,342
Construction in Progress	2,923	1,456

	88,984	87,267
Less Accumulated Depreciation	34,859	33,730

	$54,125	$53,537

4) Intangible Assets

The following table summarizes acquired intangible assets as follows:

		March 30, 2013		December 31, 2012
(In thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	12 Years	1,271	809	$1,271	$784
Trade Names	10 Years	2,453	210	2,453	162
Completed and Unpatented Technology	11 Years	6,377	1,891	6,377	1,749
Backlog and Customer Relationships	12 Years	12,772	3,907	13,085	3,968

Total Intangible Assets	11 Years	22,873	6,817	$23,186	$6,663

All acquired intangible assets other than goodwill and one trade name are being amortized. Amortization expense for acquired intangibles is summarized as follows:

	Three Months Ended
(In thousands)	March 30, 2013	March 31, 2012
Amortization Expense	$468	$350

Amortization expense for intangible assets expected for 2013 and for each of the next five years is summarized as follows:

(In thousands)
2013	$1,727
2014	1,518
2015	1,473
2016	1,470
2017	1,462
2018	1,371

5) Goodwill

The following table summarizes the changes in the carrying amount of goodwill for 2013:

(In thousands)	December 31, 2012	Foreign Currency Translation	March 30, 2013
Aerospace Segment	$21,923	$(73)	$21,850

6) Long-term Debt and Notes Payable

The Company extended and modified its existing credit facility by entering into Amendment No, 1 dated as of March 27, 2013 (the “Amendment”), to the Second Amended and Restated Credit Agreement ( the “Credit Agreement”). The Amendment provides for an increase in the Company’s revolving credit facility from $35 million to $75 million and for an extension of the maturity date of the revolving credit facility to March 27, 2018. There is $11.0 million outstanding under the term loan under the Credit Agreement and such term loan continues to mature on January 30, 2014.

Covenants have been modified to eliminate the maximum capital expenditure limit, the cap on permitted acquisitions was increased to $25 million per acquisition and $50 million in the aggregate and the permitted allowance for share repurchases was increased to $20 million. In addition, the maximum permitted Leverage Ratio has been increased to 3.75 to 1 for each fiscal quarter ending on or after March 31, 2013 and to 3.50 to 1 for each fiscal quarter ending after March 31, 2015.

Prior to the Amendment, the Company’s Credit Agreement provided for a revolving credit line in the amount of $35 million, less outstanding letters of credit, through August 31, 2016.

Interest on both loans remains at a rate of LIBOR plus between 1.50% and 2.50% based on the Company’s Leverage Ratio under the Credit Agreement. The credit facility allocates up to $20 million of the $75 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. The credit facility is secured by substantially all of the Company’s assets.

There was $7.0 million outstanding on our credit facility at both March 30, 2013 and December 31, 2012 which is reported as long-term. The Company had available on its credit facility $58.0 million at March 30, 2013. At March 30, 2013, outstanding letters of credit totaled $10.0 million. In addition, the Company is required to pay a commitment fee quarterly at a rate of between 0.25% and 0.35% per annum on the unused portion of the total revolving credit commitment, also based on the Company’s Leverage Ratio.

7) Product Warranties

In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. The Company determines warranty reserves needed by product line based on experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended
(In thousands)	March 30, 2013	March 31, 2012
Balance at beginning of period	$2,551	$1,092
Warranties issued	48	526
Warranties settled	(138)	—
Reassessed warranty exposure	(10)	(170)

Balance at end of period	$2,451	$1,448

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

ASC Topic 740-10 Overall—Uncertainty in Income Taxes (“ASC Topic 740-10”) clarifies the accounting and disclosure for uncertainty in tax positions. ASC Topic 740-10 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of ASC Topic 740-10 and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. Should the Company need to accrue a liability for uncertain tax benefits, any interest associated with that liability will be recorded as interest expense. Penalties, if any, would be recognized as operating expenses. There are no penalties or interest liability accrued as of March 30, 2013 or December 31, 2012, nor are any penalties or interest costs included in expense for the three month periods ending March 30, 2013 and March 31, 2012. The years under which we conducted our evaluation coincided with the tax years currently still subject to examination by major federal and state tax jurisdictions, those being 2010 through 2012 for federal purposes and 2009 through 2012 for state purposes.

The effective tax rates for the three months ended March 30, 2013 and March 31, 2012 was approximately 21.0% and 32.3%, respectively. The effective tax rate for the first three months of 2013 was impacted primarily by the domestic production activity deduction, lower foreign taxes due to foreign research and development (“R&D”) tax credits, the recognition of approximately $1.1 million in domestic 2012 R&D tax credits and $0.2 million in domestic 2013 R&D tax credits. The effective tax rate for the first three months of 2012 was impacted primarily by the domestic production activity deduction as well as foreign R&D tax credits.

9) Shareholders’ Equity

The changes in shareholders’ equity for the three months ended March 30, 2013 are summarized as follows as adjusted to reflect the impact of the three-for-twenty distribution of Class B Stock as discussed in Note 10:

		Number of Shares
(Dollars and Shares in thousands)	Amount	Common Stock	Convertible Class B Stock
Shares Authorized		20,000	5,000
Share Par Value		$0.01	$0.01

COMMON STOCK
Beginning of Period	$145	10,865	3,596
Conversion of Class B Shares to Common Shares	—	258	(258)
Exercise of Stock Options	—	30	17

End of Period	$145	11,153	3,355

ADDITIONAL PAID IN CAPITAL
Beginning of Period	$22,883
Stock Compensation Expense	326
Exercise of Stock Options	194

End of Period	$23,403

ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of Period	$(4,783)
Foreign Currency Translation Adjustment	(197)
Mark to Market Adjustment for Derivatives	15
Retirement Liability Adjustment	106

End of Period	$(4,859)

RETAINED EARNINGS
Beginning of Period	$106,889
Net Income	8,564

End of Period	$115,453

TOTAL SHAREHOLDERS’ EQUITY

Beginning of Period	$125,134

End of Period	$134,142

10) Earnings Per Share

Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended
(In thousands)	March 30, 2013	March 31, 2012
Weighted average shares—Basic	14,493	14,212
Net effect of dilutive stock options	683	869

Weighted average shares—Diluted	15,176	15,081

The above information has been adjusted to reflect the impact of the three-for-twenty distribution of Class B Stock for shareholders of record on October 29, 2012.

11) Accumulated Other Comprehensive Loss and Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

(In thousands)	March 30, 2013	December 31, 2012
Foreign Currency Translation Adjustments	$1,218	$1,415

Mark to Market Adjustments for Derivatives – Before Tax	(195)	(218)
Tax Benefit	68	76

Mark to Market Adjustments for Derivatives – After Tax	(127)	(142)

Retirement Liability Adjustment – Before Tax	(9,154)	(9,316)
Tax Benefit	3,204	3,260

Retirement Liability Adjustment – After Tax	(5,950)	(6,056)

Accumulated Other Comprehensive Loss	$(4,859)	$(4,783)

The components of other comprehensive loss are as follows:

	Three Months Ended
(In thousands)	March 30, 2013	March 31, 2012
Foreign Currency Translation Adjustments	$(197)	$110

Mark to Market adjustments for Derivatives:
Reclassification to Interest Expense	37	60
Mark to Market Adjustments for Derivatives	(14)	(25)
Tax Expense	(8)	(12)

Mark to Market Adjustments for Derivatives	15	23

Retirement Liability Adjustments:
Adoption of SERP II	—	(5,790)
Reclassifications to General and Administrative Expense:
Amortization of prior service cost	130	33
Amortization of net actuarial gains	32	23
Tax (Expense) Benefit	(56)	2,007

Retirement Liability Adjustment	106	(3,727)

Other Comprehensive Loss	$(76)	$(3,594)

12) Supplemental Retirement Plan and Related Post Retirement Benefits

The Company has two non-qualified supplemental retirement defined benefit plans (“SERP” and “SERP II”) for certain executive officers. The following table sets forth information regarding the net periodic pension cost for the plans.

	Three Months Ended
(In thousands)	March 30, 2013	March 31, 2012
Service cost	$74	$41
Interest cost	155	104
Amortization of prior service cost	124	59
Amortization of net actuarial losses	32	23

Net periodic cost	$385	$227

Participants in the SERP are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The following table sets forth information regarding the net periodic cost recognized for those benefits:

	Three Months Ended
(In thousands)	March 30, 2013	March 31, 2012
Service cost	$1	$1
Interest cost	6	6
Amortization of prior service cost	6	6
Amortization of net actuarial gains	—	—

Net periodic cost	$13	$13

13) Sales to Major Customers

The Company has a significant concentration of business with one major customer, Panasonic Aviation Corporation. The following is information relating to the activity with that customer:

	Three Months Ended
	March 30, 2013	March 31, 2012
Percent of consolidated revenue
Panasonic	33.4%	41.6%

(In thousands)	March 30, 2013	Dec. 31, 2012
Accounts Receivable
Panasonic	$8,082	$17,412

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

15) Segment Information

Below are the sales and operating profit by segment for the three months ended March 30, 2013 and March 31, 2012 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is the net sales less cost of products sold and other operating expenses excluding interest and corporate expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment.

	Three Months Ended
(Dollars in thousands)	March 30, 2013	March 31, 2012
Sales
Aerospace	$71,669	$62,001

Test Systems	2,390	3,137
Less Intersegment Sales	(92)	—

	2,298	3,137

Total Consolidated Sales	$73,967	$65,138

Operating Profit (Loss) and Margins
Aerospace	$14,288	$11,878
	19.9%	19.2%
Test Systems	(1,525)	(1,075)
	(66.4)%	(34.3)%

Total Operating Profit	12,763	10,803
	17.3%	16.6%
Deductions from Operating Profit
Interest Expense	218	263
Corporate Expenses and Other	1,701	1,538

Income Before Income Taxes	$10,844	$9,002

Identifiable Assets

(In thousands)	March 30, 2013	December 31, 2012
Aerospace	$172,108	$177,168
Test Systems	16,935	18,121
Corporate	27,795	16,700

Total Assets	$216,838	$211,989

16) Fair Value

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

On a Recurring Basis:

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of March 30, 2013 and December 31, 2012:

(In thousands)	Classification	Total	Level 1	Level 2	Level 3
Interest rate swaps	Other Liabilities
March 30, 2013		$(195)	$—	$(195)	$—
December 31, 2012		(218)	—	(218)	—
Acquisition contingent consideration	Other Liabilities
March 30, 2013		$(739)	$—	$—	$(739)
December 31, 2012		(814)	—	—	(814)

Interest rate swaps are securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach (See Note 17).

Our Level 3 fair value liabilities represent contingent consideration recorded related to the Ballard acquisition to be paid up to a maximum of $5.5 million if certain revenue growth targets are met over the next four years and the Max-Viz acquisition to be paid up to a maximum of $8.0 million if certain revenue growth targets are met over the next three years. The amounts recorded were calculated using an estimate of the probability of future revenue. The varying contingent payments were then discounted to the present value utilizing a discounted cash flow methodology. The contingent consideration liabilities have no observable Level 1 or Level 2 inputs. There was no significant change in the fair value of the liabilities related to the Ballard and Max-Viz acquisitions from December 31, 2012.

On a Non-recurring Basis:

In accordance with the provisions of ASC Topic 350 Intangibles – Goodwill and Other the Company estimates the fair value of reporting units, utilizing unobservable Level 3 inputs. Level 3 inputs require significant management judgment due to the absence of quoted market prices or observable inputs for assets of a similar nature. The Company utilizes a discounted cash flow analysis to estimate the fair value of reporting units utilizing unobservable inputs. The fair value measurement of the reporting unit under the step-one and step-two analysis of the quantitative goodwill impairment test are classified as Level 3 inputs.

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

At March 30, 2013, the fair value of goodwill and intangible assets classified using Level 3 inputs are as follows:

•	The fair value measurement of total amortized intangible assets in the Test Systems reporting unit is $3.9 million. Inputs used to calculate the fair value were internal forecasts used to estimate undiscounted future cash flows. There was no change in fair value from December 31, 2012.

•	The Ballard goodwill and intangible assets acquired on November 30, 2011, were valued at fair value using a discounted cash flow methodology and are classified as Level 3 inputs. There was no change in fair value from December 31, 2012.

•	The Max-Viz goodwill and intangible assets acquired on July 30, 2012, were valued at fair value using a discounted cash flow methodology and are classified as Level 3 inputs. There was no change in fair value from December 31, 2012.

As of March 30, 2013, the Company concluded that no indicators of impairment relating to intangible assets or goodwill existed and an interim test was not performed.

Due to their short-term nature, the carrying value of cash and equivalents, accounts receivable, accounts payable, and notes payable approximate fair value. The carrying value of the Company’s variable rate long-term debt instruments also approximates fair value due to the variable rate feature of these instruments.

17) Derivative Financial Instruments

At March 30, 2013, we had interest rate swaps consisting of the following:

a)	An interest rate swap with a notional amount of approximately $1.9 million at March 30, 2013, entered into on February 6, 2006, related to the Company’s Series 1999 New York Industrial Revenue Bond which effectively fixes the rate at 3.99% plus a spread based on the Company’s leverage ratio on this obligation through February 1, 2016.

b)	An interest rate swap with a notional amount of $4.0 million at March 30, 2013, entered into on March 19, 2009 related to the Company’s term note issued January 30, 2009. The swap effectively fixes the rate at 2.115% plus a spread based on the Company’s leverage ratio on the notional amount (which decreases in concert with the scheduled note repayment schedule). The swap agreement became effective October 1, 2009 and expires January 30, 2014.

At both March 30, 2013 and December 31, 2012, the fair value of interest rate swaps was a liability of $0.2 million, which is included in other liabilities (See Note 16). Amounts expected to be reclassified to earnings in the next 12 months is approximately $0.1 million.

To the extent the interest rate swaps are not perfectly effective in offsetting the change in the value of the payments being hedged; the ineffective portion of these contracts is recognized in earnings immediately as interest expense. Ineffectiveness, if any, was not significant for the three months ended March 30, 2013 and March 31, 2012. The Company classifies the cash flows from hedging transactions in the same category as the cash flows from the respective hedged items. Amounts from ineffectiveness, if any, to be reclassified during 2013 are not expected to be significant.

Activity in AOCI related to these derivatives is summarized below:

	Three Months Ended
(In thousands)	March 30, 2013	March 31, 2012
Derivative balance at the beginning of the period in AOCI	$(142)	$(256)
Net deferral in AOCI of derivatives:
Net increase in fair value of derivatives	(14)	(25)
Tax effect	5	10

	(9)	(15)

Net reclassification from AOCI into earnings:
Reclassification from AOCI into earnings – interest expense	37	60
Tax effect	(13)	(22)

	24	38

Net change in derivatives for the period	15	23

Derivative balance at the end of the period in AOCI	$(127)	$(233)

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

The additional contingent purchase consideration is recorded at its estimated fair value at the date of acquisition based upon the Company’s assessment of the probability of Max-Viz achieving the revenue growth targets. The estimated fair value of this contingent consideration is insignificant. The goodwill recognized is comprised primarily of intangible assets that do not require separate recognition. Substantially all of the goodwill and purchased intangible assets are expected to be deductible for tax purposes over 15 years. The purchase price allocation for the 2012 acquisition is complete.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10-K for the year ended December 31, 2012.)

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

ACQUISITIONS

On July 30, 2012 we acquired by merger, 100% of the stock of Max-Viz, Inc. (“Max-Viz”) a manufacturer of industry-leading enhanced vision systems for defense and commercial aerospace applications for the purpose of improving situational awareness. Max-Viz will be included in our aerospace reporting segment. The addition of Max-Viz diversifies the products and technologies that Astronics offers. We acquired Max-Viz for $10.7 million in cash plus contingent purchase consideration up to a maximum of $8.0 million subject to meeting certain revenue growth targets over the next three years. The additional purchase consideration is recorded at its estimated fair value at the date of acquisition based upon the Company’s assessment of the probability of Max-Viz achieving the revenue growth targets. The estimated value of the contingent consideration recorded is insignificant.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Three Months Ended
(Dollars in thousands)	March 30, 2013	March 31, 2012
Sales	$73,967	$65,138
Gross Profit	$20,219	$18,120
Gross Profit Percentage	27.3%	27.8%
SG&A Expenses as a Percentage of Sales	12.4%	13.6%
Interest Expense, net of interest income	$218	$263
Effective Tax Rate	21.0%	32.3%
Net Earnings	$8,564	$6,095

A discussion by segment can be found at “Segment Results of Operations and Outlook” in this MD&A.

Our consolidated sales for the first quarter of 2013 increased by 13.6% to $74.0 million compared with $65.1 million for the same period last year. Aerospace sales increased by $9.7 million and Test Systems sales decreased by $0.8 million.

Consolidated gross margin was 27.3% in the first quarter of 2013 compared with 27.8% in the first quarter of 2012. Margin leverage achieved from increased sales volume was partially offset by increased engineering and development (“E&D”) costs. Additionally, warranty and inventory obsolescence expense was lower in 2013 as compared with the prior year. E&D costs were $12.8 million in the first quarter of 2013 compared with $10.0 million in the same period of 2012, an increase of $2.8 million. Expense relating to warranty and inventory reserves decreased by $0.9 million in the 2013 first quarter compared with the 2012 first quarter. We expect our full year consolidated E&D expenses for 2013 to be in the range of $48 million to $53 million.

Selling, general and administrative (“SG&A”) expenses were approximately $9.2 million, or 12.4% of sales in the first quarter of 2013 compared with $8.9 million, or 13.6% of sales in the same period last year. The increase was due primarily to the July 30, 2012 acquisition of Max-Viz, which added $0.6 million to SG&A in the first quarter of 2013 as compared with the prior year first quarter, partially offset by legal costs which decreased by $0.5 million compared with the same period last year .

The effective tax rate for the three month period ended March 30, 2013 was 21.0%, lower than would be expected by applying the U.S. federal statutory tax rate to earnings before income taxes and lower than the rate we expect in the future. The effective tax rate for the first quarter of 2013 was lower than the federal statutory rate, due to the domestic production activity deduction, lower tax rates on foreign income, foreign Research & Development (“R&D”) tax credits as well as the recognition of domestic R&D tax credits for the year ended December 31, 2012 totaling approximately $1.1 million . R&D tax credits for 2012 were not recognized in 2012, as the American Tax Payer Relief Act of 2012 which extended the R&D tax credit for 2012, was not enacted until 2013. We expect our effective tax rate for the remaining three quarters of 2013 to be in the range of 30% to 32%.

Net income for the first quarter of 2013 was $8.6 million or $0.56 per diluted share, an increase of $2.5 million from $6.1 million, or $0.40 per diluted share in the first quarter of 2012. The earnings per share increase is due to the increase in net income. Earnings per share for all periods presented have been calculated reflecting the effect of the 15% Class B share distribution for shareholders of record on October 29, 2012.

SEGMENT RESULTS OF OPERATIONS AND OUTLOOK

Operating profit, as presented below, is sales less cost of products sold and other operating expenses, excluding interest expense and other corporate expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment. Operating profit is reconciled to earnings before income taxes in Note 15 of the Notes to Consolidated Condensed Financial Statements included in this report.

AEROSPACE

	Three Months Ended
(In thousands)	March 30, 2013	March 31, 2012
Sales	$71,669	$62,001
Operating profit	$14,288	$11,878
Operating Margin	19.9%	19.2%

	March 30, 2013	December 31, 2012
Total Assets	$172,108	$177,168
Backlog	$114,636	$110,915

Aerospace Sales by Market

	Three Months Ended
(In thousands)	March 30, 2013	March 31, 2012
Commercial Transport	$50,963	$44,108
Military	8,615	8,918
Business Jet	8,665	6,654
FAA/Airport	3,426	2,321

	$71,669	$62,001

Aerospace Sales by Product Line

	Three Months Ended
(In thousands)	March 30, 2013	March 31, 2012
Cabin Electronics	$40,428	$35,039
Aircraft Lighting	18,117	16,987
Avionics	5,330	3,125
Airframe Power	4,368	4,529
Airfield Lighting	3,426	2,321

	$71,669	$62,001

Sales to the Commercial Transport market increased due to higher sales of cabin electronics products as global demand for passenger power systems continued to be strong. Increased sales of aircraft lighting and avionics products also contributed to the increase in sales to this market. Military sales were down slightly when compared with the prior year’s first quarter as increases in avionics sales were more than offset by lower airframe power sales to this market. Sales to the Business Jet market were up when compared with last year’s first quarter as higher avionics sales due to both the addition of Max-Viz’s enhanced vision systems products and higher airframe power sales. The increase in first quarter FAA/Airport sales was due to increased volume from the FAA during the quarter.

Aerospace operating profit for the first quarter of 2013 was $14.3 million, or 19.9% of sales, compared with $11.9 million, or 19.2% of sales, in the same period last year. Margin leverage achieved from increased sales volume was partially offset by increased engineering and development (“E&D”) costs. Aerospace E&D increased $2.9 million as compared with the prior year. Additionally, warranty and inventory obsolescence expense was lower in 2013 by $1.0 million as compared with the prior year. Aerospace SG&A expense increased slightly in 2013 as compared with 2012. SG&A for Max-Viz, acquired in July of 2012, added $0.6 million compared with 2012. This was offset by lower legal costs in the quarter.

2013 Outlook for Aerospace – We expect 2013 sales for our Aerospace segment to be in the range of $270 million to $300 million. The Aerospace segment’s backlog at the end of the first quarter of 2013 was $114.6 million with approximately $95.6 million expected to be shipped over the remaining part of 2013 and $99.7 million is expected to ship over the next 12 months.

TEST SYSTEMS

	Three Months Ended
(In thousands)	March 30, 2013	March 31, 2012
Gross Sales	$2,390	$3,137
Less Intersegment Sales	(92)	—

Net Sales	2,298	3,137

Operating loss	$(1,525)	$(1,075)
Operating Margin	(66.4)%	(34.3)%

	March 30, 2013	December 31, 2012
Total Assets	$16,935	$18,121
Backlog	$4,359	$3,565

All sales for the Test Systems segment are from the Military Market. Sales in the 2013 first quarter decreased approximately $0.8 million to $2.3 million when compared with sales of $3.1 million for the same period in 2012.

Test Systems operating loss for the first quarter of 2013 was $1.5 million or (66.4)%, compared with $1.1 million or (34.3)% in the same period last year.

2013 Outlook for Test Systems – We expect sales for the Test Systems segment for 2013 to be approximately $10 million. The Test Systems segment’s backlog at the end of the first quarter of 2013 was $4.4 million with approximately $4.2 million scheduled to ship over the next 12 months.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $14.3 million during the first three months of 2013, as compared with $4.8 million during the first three months of 2012. Cash flow from operating activities improved due primarily to higher net income and the impact of cash provided from reductions in net operating assets in the first quarter of 2013 compared to increased net operating assets for the same period of 2012. Additionally, non-cash expense items increased slightly as compared with the same period of 2012.

Cash used for investing activities was $1.8 million in the first three months of 2013 compared with $1.7 million used in the first three months of 2012. The Company expects capital spending in 2013 to be in the range of $5.0 million to $10.0 million.

In the first three months of 2013 cash used for financing activities totaled $2.1 million compared with $5.8 million in the first three months of 2012. The decrease was due primarily to the early payoff of the $5.0 million subordinated promissory note in January, 2012, somewhat offset by an increase of scheduled term loan payments in the first quarter of 2013. At March 30, 2013 current maturities of long-term debt are $12.2 million.

The Company’s cash needs for working capital, debt service and capital equipment during 2013 is expected to be met by cash flows from operations, cash balances and if necessary, utilization of the revolving credit facility.

The Company extended and modified its existing credit facility by entering into Amendment No, 1 dated as of March 27, 2013 (the “Amendment”), to the Second Amended and Restated Credit Agreement ( the “Credit Agreement”). The Amendment provides for an increase in the Company’s revolving credit facility from $35 million to $75 million and for an extension of the maturity date of the revolving credit facility to March 27, 2018. There remains $11.0 million outstanding under the term loan under the Credit Agreement and such term loan continues to mature on January 30, 2014 with principal payments due on a quarterly basis.

Covenants have been modified to eliminate the maximum capital expenditure limit, the cap on permitted acquisitions was increased to $25 million per acquisition and $50 million in the aggregate and the permitted allowance for share repurchases was increased to $20 million. In addition, the maximum permitted Leverage Ratio has been increased to 3.75 to 1 for each fiscal quarter ending on or after March 31, 2013 and to 3.50 to 1 for each fiscal quarter ending after March 31, 2015.

The interest rate for the credit facility remains at a rate of LIBOR plus between 1.50% and 2.50% based on the Company’s Leverage Ratio under the credit agreement. The credit facility allocates up to $20 million of the $75 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. The credit facility is secured by substantially all of the Company’s assets.

There was $7.0 million outstanding on our revolving credit facility at both March 30, 2013 and December 31, 2012. The Company had available on its credit facility $58.0 million at March 30, 2013. At March 30, 2013, outstanding letters of credit totaled $10.0 million. In addition, the Company is required to pay a commitment fee quarterly at a rate of between 0.25% and 0.35% per annum on the unused portion of the total revolving credit commitment, also based on the Company’s Leverage Ratio.

At March 30, 2013, we were in compliance with all of the covenants pursuant to the credit facility.

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

BACKLOG

The Company’s backlog at March 30, 2013 was $119.0 million compared with $114.5 million at December 31, 2012 and $102.0 million at March 31, 2012.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Company’s contractual obligations and commercial commitments have not changed materially from those disclosed in the Company’s Form 10-K for the year ended December 31, 2012.

MARKET RISK

The Company believes that there have been no material changes in the current year regarding the market risk information for its exposure to currency exchange rates or interest rate fluctuations. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a complete discussion of the Company’s market risk.

CRITICAL ACCOUNTING POLICIES

Refer to the Company’s annual report on Form 10-K for the year ended December 31, 2012 for a complete discussion of the Company’s critical accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

See Part 1, Note 1 and Note 18 to the Financial Statements – Basis of Presentation, Accounting Pronouncements Adopted in 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Market Risk in Item  2, above.

Item 4. Controls and Procedures

a)	The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 30, 2013. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 30, 2013.

b)	Changes in Internal Control over Financial Reporting—There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

Item 1a Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or results of operations. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

The Company has a significant concentration of business with one customer, Panasonic Avionics Corporation, where a significant reduction in sales would negatively impact our sales and earnings. We provide Panasonic with cabin electronics products which, in total were approximately 33.4% of revenue during the first three months of 2013.

Item 2. Unregistered sales of equity securities and use of proceeds

(c)	The following table summarizes the Company’s purchases of its common stock for the quarter ended March 30, 2013:

Period	(a) Total number of shares Purchased(1)	(b) Average Price Paid per Share	(c) Total number of shares Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 – January 26, 2013	1,223	23.81	—	—
January 27, 2013 – February 23, 2013	2,096	24.61	—	—
February 24, 2013- March 30, 2013	—	—
			—	—
Total			—	—

(1)	In connection with the exercise of stock options, we accept, from time to time, delivery of shares to pay the exercise price of stock options. January 4, 2013, we accepted delivery of 1,223 shares at $23.81 in connection with the exercise of stock options. February 7, 2013, we accepted delivery of 2,096 shares at $24.61 in connection with the exercise of stock options.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6 Exhibits

Exhibit 31.1	Section 302 Certification—Chief Executive Officer

Exhibit 31.2	Section 302 Certification—Chief Financial Officer

Exhibit 32.	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.1*	Instance Document

Exhibit 101.2*	Schema Document

Exhibit 101.3*	Calculation Linkbase Document

Exhibit 101.4*	Labels Linkbase Document

Exhibit 101.5*	Presentation Linkbase Document

Exhibit 101.6*	Definition Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRONICS CORPORATION
(Registrant)

Date: May 6, 2013	By:	/s/ David C. Burney
David C. Burney Vice President-Finance and Treasurer (Principal Financial Officer)