Form 10-Q
period 2013-06-29
ASTRONICS CORP
filed 2013-08-06
CIK 8063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 2013

or

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

As of June 29, 2013, 14,513,593 shares of common stock were outstanding consisting of 11,248,417 shares of common stock ($.01 par value) and 3,265,176 shares of Class B common stock ($.01 par value).

Part 1 – Financial Information

Item 1. Financial Statements

ASTRONICS CORPORATION

Consolidated Condensed Balance Sheets

June 29, 2013 with Comparative Figures for December 31, 2012

(In thousands)

	June 29, 2013	December 31, 2012
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$16,535	$7,380
Accounts Receivable, net of allowance for doubtful accounts	42,819	45,473
Inventories	53,108	48,624
Other Current Assets	6,068	6,533

Total Current Assets	118,530	108,010
Property, Plant and Equipment, net of accumulated depreciation	54,741	53,537
Deferred Income Taxes	8,635	9,019
Other Assets	3,162	2,977
Intangible Assets, net of accumulated amortization	15,588	16,523
Goodwill	21,781	21,923

Total Assets	$222,437	$211,989

Current Liabilities:
Current Maturities of Long-term Debt	$10,254	$9,268
Accounts Payable	15,043	10,592
Accrued Expenses	13,288	15,634
Accrued Income Taxes	1,040	—
Billings in Excess of Recoverable Costs and Accrued Profits on Uncompleted Contracts	—	188
Customer Advance Payments and Deferred Revenue	9,924	12,286

Total Current Liabilities	49,549	47,968
Long-term Debt	15,221	20,715
Other Liabilities	18,010	18,172

Total Liabilities	82,780	86,855

Shareholders’ Equity:
Common Stock	145	145
Accumulated Other Comprehensive Loss	(4,923)	(4,783)
Other Shareholders’ Equity	144,435	129,772

Total Shareholders’ Equity	139,657	125,134

Total Liabilities and Shareholders’ Equity	$222,437	$211,989

See notes to consolidated condensed financial statements

ASTRONICS CORPORATION

Consolidated Condensed Statements of Operations

Three and Six Months Ended June 29, 2013 With Comparative Figures for 2012

(Unaudited)

(In thousands, except per share data)

	Six Months Ended		Three Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Sales	$144,800	$130,127	$70,833	$64,989
Cost of Products Sold	105,900	94,953	52,152	47,935

Gross Profit	38,900	35,174	18,681	17,054
Selling, General and Administrative Expenses	19,858	18,133	10,701	9,278

Income from Operations	19,042	17,041	7,980	7,776
Interest Expense, Net of Interest Income	480	529	262	266

Income Before Income Taxes	18,562	16,512	7,718	7,510
Provision for Income Taxes	4,840	5,223	2,560	2,316

Net Income	$13,722	$11,289	$5,158	$5,194

Earnings per share:
Basic	$0.95	$0.79	$0.36	$0.36

Diluted	$0.90	$0.75	$0.34	$0.34

See notes to consolidated condensed financial statements

ASTRONICS CORPORATION

Consolidated Condensed Statements of Comprehensive Income

Three and Six Months Ended June 29, 2013 With Comparative Figures for 2012

(Unaudited)

(In thousands)

	Six Months Ended		Three Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Net Income	$13,722	$11,289	$5,158	$5,194

Other Comprehensive Income:
Foreign Currency Translation Adjustments	(389)	(7)	(192)	(117)
Mark to Market Adjustments for Derivatives – Net of Tax	38	50	23	27
Retirement Liability Adjustment – Net of Tax	211	(3,587)	105	140

Other Comprehensive (Loss) Income	(140)	(3,544)	(64)	50

Comprehensive Income	$13,582	$7,745	$5,094	$5,244

See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION

Consolidated Condensed Statements of Cash Flows

Six Months Ended June 29, 2013

With Comparative Figures for 2012

(Unaudited)

(In thousands)

	June 29,	June 30,
	2013	2012
Cash Flows from Operating Activities:
Net Income	$13,722	$11,289
Adjustments to Reconcile Net Income to Cash Provided By (Used For) Operating Activities:
Depreciation and Amortization	3,470	2,831
Provisions for Non-Cash Losses on Inventory and Receivables	515	574
Stock Compensation Expense	709	723
Deferred Tax Expense	1,087	(476)
Other	(376)	143
Cash Flows from Changes in Operating Assets and Liabilities:
Accounts Receivable	2,504	(7,903)
Inventories	(5,164)	(5,021)
Accounts Payable	4,474	607
Other Current Assets and Liabilities	(2,738)	265
Billings in Excess of Recoverable Costs and Accrued Profits on Uncompleted Contracts	(188)	(264)
Customer Advanced Payments and Deferred Revenue	(2,362)	4,760
Income Taxes	1,079	1,049
Supplemental Retirement and Other Liabilities	587	381

Cash Provided By Operating Activities	17,319	8,958

Cash Flows from Investing Activities:
Capital Expenditures	(3,671)	(4,496)

Cash Used For Investing Activities	(3,671)	(4,496)

Cash Flows from Financing Activities:
Payments for Long-term Debt	(4,478)	(7,507)
Debt Acquisition Costs	(160)	—
Acquisition Earnout Payments	(81)	—
Proceeds from Exercise of Stock Options	175	151
Income Tax Benefit from Exercise of Stock Options	57	144

Cash Used For Financing Activities	(4,487)	(7,212)

Effect of Exchange Rates on Cash	(6)	(1)

Increase (Decrease) in Cash and Cash Equivalents	9,155	(2,751)
Cash and Cash Equivalents at Beginning of Period	7,380	10,919

Cash and Cash Equivalents at End of Period	$16,535	$8,168

See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION

Notes to Consolidated Condensed Financial Statements

June 29, 2013

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

Operating Results

The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the three and six month period ended June 29, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

On July 18, 2013, the Company completed the acquisition of Peco, Inc., a designer and manufacturer of highly engineered commercial aerospace interior components and systems for the aerospace industry, as described further in Note 19. Peco is expected to be part of the Company’s Aerospace segment.

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

In the Test Systems segment, revenue of approximately 30% and 39% for the three months ending June 29, 2013 and June 30, 2012, respectively, and approximately 28% and 39% for the six months ending June 29, 2013 and June 30, 2012 respectively, is recognized from long-term, fixed-price contracts using the percentage-of-completion method of accounting, measured by multiplying the estimated total contract value by the ratio of actual contract costs incurred to date to the estimated total contract costs. Substantially all long-term contracts are with U.S. government agencies and contractors thereto. The Company makes significant estimates involving its usage of percentage-of-completion accounting to recognize contract revenues. The Company periodically reviews contracts in process for estimates-to-completion, and revises estimated gross profit accordingly. While the Company believes its estimated gross profit on contracts in process is reasonable, unforeseen events and changes in circumstances can take place in a subsequent accounting period that may cause the Company to revise its estimated gross profit on one or more of its contracts in process. Accordingly, the ultimate gross profit realized upon completion of such contracts can vary significantly from estimated amounts between accounting periods. Revenue not recognized using the percentage-of-completion method is recognized at the time of shipment of goods and transfer of title.

Cost of Products Sold, Engineering and Development and Selling, General and Administrative Expenses

Cost of products sold includes the costs to manufacture products such as direct materials and labor and manufacturing overhead as well as all engineering and developmental costs. The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. These costs are expensed when incurred and included in cost of products sold. Research and development, design and related engineering amounted to $13.2 million and $11.1 million for the three months ended June 29, 2013 and June 30, 2012, respectively, and $26.0 million and $21.1 million for the six months ended June 29, 2013 and June 30, 2012, respectively. Selling, general and administrative expenses include costs primarily related to our sales and marketing departments and administrative departments. Interest expense is shown net of interest income. Interest income was insignificant for each of the three and six months ended for both June 29, 2013 and June 30, 2012.

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

Foreign Currency Translation

The Company accounts for its foreign currency translation in accordance with Accounting Standards Codification (“ASC”) Topic 830, Foreign Currency Translation. The aggregate transaction gain or loss included in operations was insignificant for the periods ending June 29, 2013 and June 30, 2012.

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

2) Inventories

Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

(In thousands)	June 29, 2013	December 31, 2012
Finished Goods	$13,992	$10,864
Work in Progress	9,360	8,960
Raw Material	29,756	28,800

	$53,108	$48,624

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

3) Property, Plant and Equipment

The following table summarizes Property, Plant and Equipment as follows:

(In thousands)	June 29, 2013	December 31, 2012
Land	$5,424	$5,424
Buildings and Improvements	37,019	37,045
Machinery and Equipment	44,391	43,342
Construction in Progress	2,660	1,456

	89,494	87,267
Less Accumulated Depreciation	34,753	33,730

	$54,741	$53,537

4) Intangible Assets

The following table summarizes acquired intangible assets as follows:

		June 29, 2013		December 31, 2012
(In thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	12 Years	$1,271	$834	$1,271	$784
Trade Names	10 Years	2,453	258	2,453	162
Completed and Unpatented Technology	11 Years	6,377	2,034	6,377	1,749
Backlog and Customer Relationships	12 Years	12,772	4,159	13,085	3,968

Total Intangible Assets	11 Years	$22,873	$7,285	$23,186	$6,663

All acquired intangible assets other than goodwill and one trade name are being amortized. Amortization expense for acquired intangibles is summarized as follows:

	Six Months Ended		Three Months Ended
(In thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Amortization Expense	$935	$653	$468	$304

Amortization expense for intangible assets expected for 2013 and for each of the next five years is as follows:

(In thousands)
2013	$1,727
2014	1,518
2015	1,474
2016	1,470
2017	1,462
2018	1,371

5) Goodwill

The following table summarizes the changes in the carrying amount of goodwill for 2013:

(In thousands)	December 31, 2012	Foreign Currency Translation	June 29, 2013
Aerospace Segment	$21,923	$(142)	$21,781

6) Long-term Debt and Notes Payable

The Company extended and modified its existing credit facility by entering into Amendment No. 1 dated as of March 27, 2013 (the “Amendment”), to the Second Amended and Restated Credit Agreement. The Amendment provides for an increase in the Company’s revolving credit facility from $35 million to $75 million and for an extension of the maturity date of the revolving credit facility to March 27, 2018. At June 29, 2013, there was $9.0 million outstanding under the term loan under the Second Amended and Restated Credit Agreement.

Interest on both loans remains at a rate of LIBOR plus between 1.50% and 2.50% based on the Company’s Leverage Ratio under the Credit Agreement. The credit facility allocates up to $20 million of the $75 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. The credit facility is secured by substantially all of the Company’s assets.

There was $7.0 million outstanding on our credit facility at both June 29, 2013 and December 31, 2012 which is reported as long-term. The Company had available on its credit facility $58.4 million at June 29, 2013. At June 29, 2013, outstanding letters of credit totaled $9.6 million. In addition, the Company is required to pay a commitment fee quarterly at a rate of between 0.25% and 0.35% per annum on the unused portion of the total revolving credit commitment, also based on the Company’s Leverage Ratio.

On July 18, 2013, in connection with the funding of the Peco Acquisition (See Note 19), the Company amended its existing credit facility by entering into a Third Amended and Restated Credit Agreement ( the “Credit Agreement”). The Credit Agreement provides for a $75 million five-year revolving credit facility and a $190 million five-year term loan, both expiring in June 2018. The amended facilities carry an interest rate ranging from 225 basis points to 350 basis points above LIBOR, depending on the Company’s leverage ratio as defined in the Credit Agreement. Variable principal payments on the term loan will be quarterly through June 2018 with a balloon payment at maturity. The credit facility is secured by substantially all of the Company’s assets. In addition, the Company is required to pay a commitment fee of between 0.25% and 0.50% on the unused portion of the total credit commitment for the preceding quarter, based on the Company’s leverage ratio under the Credit Agreement.

Scheduled principal payments on the new term loan are as follows (in thousands):

2013	$4,750
2014	9,500
2015	11,875
2016	16,625
2017	19,000
2018	128,250

Total	$190,000

The proceeds of the term loan were used to finance the Peco Acquisition, pay off the $7.0 million outstanding balance under the existing term loan, pay off the $7.0 million outstanding balance under the existing revolving credit facility, pay off $0.5 million of other term debt and for general corporate purposes. It will also allow for potential additional funding for a make-whole provision to the sellers should the Company exercise an option for tax purposes. This option involves making an election under IRS Code Section 338 (h)(10) that will allow the Company to deduct the amortization of acquired goodwill and other intangible assets from its taxable income. The value associated with this tax benefit, which will be decided by year-end, would require additional consideration to be paid to the sellers.

Covenants were modified on March 27, 2013, to eliminate the maximum capital expenditure limit, the cap on permitted acquisitions was increased to $25 million per acquisition and $50 million in the aggregate and the permitted allowance for share repurchases was increased to $20 million. In addition, the maximum permitted Leverage Ratio has been increased to 3.75 to 1 for each fiscal quarter ending on or after March 31, 2013 and to 3.50 to 1 for each fiscal quarter ending after March 31, 2015. The covenant for minimum fixed charge coverage as defined in the Credit Agreement is to be not less than 1.25 to 1 for each fiscal quarter end. There were no changes in these covenants resulting from the new term note.

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

7) Product Warranties

In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. The Company determines warranty reserves needed by product line based on experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Six months ended		Three Months Ended
(In thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Balance at beginning of period	$2,551	$1,092	$2,451	$1,448
Warranties issued	333	772	285	246
Warranties settled	(416)	(473)	(278)	(303)
Reassessed warranty exposure	116	—	126	—

Balance at end of period	$2,584	$1,391	$2,584	$1,391

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

ASC Topic 740-10 Overall—Uncertainty in Income Taxes (“ASC Topic 740-10”) clarifies the accounting and disclosure for uncertainty in tax positions. ASC Topic 740-10 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of ASC Topic 740-10 and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. Should the Company need to accrue a liability for uncertain tax benefits, any interest associated with that liability will be recorded as interest expense. Penalties, if any, would be recognized as operating expenses. There are no penalties or interest liability accrued as of June 29, 2013 or December 31, 2012, nor are any penalties or interest costs included in expense for the periods ending June 29, 2013 and June 30, 2012. The years under which we conducted our evaluation coincided with the tax years currently still subject to examination by major federal and state tax jurisdictions, those being 2010 through 2012 for federal purposes and 2009 through 2012 for state purposes.

The effective tax rate was 26.1% and 31.6% for the six months and 33.2% and 30.8% for the three months ended June 29, 2013 and June 30, 2012, respectively. The effective tax rate for the six months of 2013 was impacted primarily by the domestic production activity deduction, the recognition of approximately $1.1 million in domestic 2012 R&D tax credits and $0.4 million in domestic 2013 R&D tax credits. The effective tax rate for the three months of 2013 was impacted primarily by the domestic production activity deduction and the recognition of approximately $0.2 million in domestic 2013 R&D tax credits.

9) Shareholders’ Equity

The changes in shareholders’ equity for the six months ended June 29, 2013 are summarized as follows as adjusted to reflect the impact of the three-for-twenty distribution of Class B Stock as discussed in Note 10:

		Number of Shares
(Dollars and Shares in thousands)	Amount	Common Stock	Convertible Class B Stock
Shares Authorized		40,000	10,000
Share Par Value		$0.01	$0.01

COMMON STOCK
Beginning of Period	$145	10,865	3,596
Conversion of Class B Shares to Common Shares	—	349	(349)
Exercise of Stock Options	—	35	18

End of Period	$145	11,249	3,265

ADDITIONAL PAID IN CAPITAL
Beginning of Period	$22,883
Stock Compensation Expense	709
Exercise of Stock Options	232

End of Period	$23,824

ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of Period	$(4,783)
Foreign Currency Translation Adjustment	(389)
Mark to Market Adjustment for Derivatives	38
Retirement Liability Adjustment	211

End of Period	$(4,923)

RETAINED EARNINGS
Beginning of Period	$106,889
Net Income	13,722

End of Period	$120,611

TOTAL SHAREHOLDERS’ EQUITY

Beginning of Period	$125,134

End of Period	$139,657

10) Basic and Diluted Weighted-average Shares Outstanding

Basic and diluted weighted-average shares outstanding used to calculate earnings per share are as follows:

	Six Months Ended		Three Months Ended
(In thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Weighted average shares—Basic	14,502	14,249	14,511	14,230
Net effect of dilutive stock options	672	887	661	879

Weighted average shares—Diluted	15,174	15,136	15,172	15,109

The above information has been adjusted to reflect the impact of the three-for-twenty distribution of Class B Stock for shareholders of record on October 29, 2012.

11) Accumulated Other Comprehensive Loss and Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

(In thousands)	June 29, 2013	December 31, 2012
Foreign Currency Translation Adjustments	$1,026	$1,415

Mark to Market Adjustments for Derivatives – Before Tax	(159)	(218)
Tax Benefit	55	76

Mark to Market Adjustments for Derivatives – After Tax	(104)	(142)

Retirement Liability Adjustment – Before Tax	(8,992)	(9,316)
Tax Benefit	3,147	3,260

Retirement Liability Adjustment – After Tax	(5,845)	(6,056)

Accumulated Other Comprehensive Loss	$(4,923)	$(4,783)

The components of other comprehensive loss are as follows:

	Six Months Ended		Three Months Ended
(In thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Foreign Currency Translation Adjustments	$(389)	$(7)	$(192)	$(117)

Reclassification to Interest Expense	70	114	33	54
Mark to Market Adjustments for Derivatives	(11)	(37)	3	(12)
Tax Expense	(21)	(27)	(13)	(15)

Mark to Market Adjustments for Derivatives	38	50	23	27

Retirement Liability Adjustment	324	(5,550)	162	183
Tax (Expense) Benefit	(113)	1,963	(57)	(43)

Retirement Liability Adjustment	211	(3,587)	105	140

Other Comprehensive (Loss) Income	$(140)	$(3,544)	$(64)	$50

12) Supplemental Retirement Plan and Related Post Retirement Benefits

The Company has two non-qualified supplemental retirement defined benefit plans (“SERP” and “SERP II”) for certain executive officers. The following table sets forth information regarding the net periodic pension cost for the plans.

	Six Months Ended		Three Months Ended
(In thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Service cost	$148	$128	$74	$88
Interest cost	310	252	155	147
Amortization of prior service cost	248	181	124	122
Amortization of net actuarial losses	64	46	32	23

Net periodic cost	$770	$607	$385	$380

Participants in the SERP are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The following table sets forth information regarding the net periodic cost recognized for those benefits:

	Six Months Ended		Three Months Ended
(In thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Service cost	$2	$1	$1	$—
Interest cost	12	12	6	6
Amortization of prior service cost	12	13	6	7

Net periodic cost	$26	$26	$13	$13

13) Sales to Major Customers

The Company has a significant concentration of business with one major customer, Panasonic Aviation Corporation. The following is information relating to the activity with that customer:

	Six Months Ended		Three Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Percent of consolidated revenue
Panasonic	32%	37%	30%	32%

(In thousands)	June 29, 2013	Dec. 31, 2012
Accounts Receivable
Panasonic	$11,218	$17,412

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

We are a defendant in an action filed in the Regional State Court of Mannheim, Germany (Lufthansa Technik AG v. Astronics Advanced Electronics Systems Corp.) relating to an allegation of patent infringement. The damages sought include injunctive relief, as well as monetary damages. We dispute the allegation and intend to vigorously defend ourselves in this action. We have filed a nullity action with the Federal Patent Court in Munich Germany, requesting the court to revoke the German part of the European patent that is subject to the claim. In November 2011, the regional state court of Manheim Germany issued an interim decision to the effect that the infringement litigation proceedings be stayed until the Federal Patent Court decides on the concurrent nullity action. At this time we are unable to provide a reasonable estimate of our potential liability or the potential amount of loss related to this action, if any. If the outcome of this litigation is adverse to us, our results and financial condition could be materially affected.

During the second quarter of 2013, the Company settled the case with AE Liquidation, Inc., with no significant impact to the results of our operations.

15) Segment Information

Below are the sales and operating profit by segment for the three and six months ended June 29, 2013 and June 30, 2012 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is the net sales less cost of products sold and other operating expenses excluding interest and corporate expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment.

	Six Months Ended		Three Months Ended
(Dollars in thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Sales
Aerospace	$140,345	$124,424	$68,676	$62,423

Test Systems	4,547	5,703	2,157	2,566
Less Intersegment Sales	(92)	—	—	—

	4,455	5,703	2,157	2,566

Total Consolidated Sales	$144,800	$130,127	$70,833	$64,989

Operating Profit (Loss) and Margins
Aerospace	$25,735	$22,781	$11,447	$10,903
	18.3%	18.3%	16.7%	17.5%
Test Systems	(2,135)	(2,393)	(610)	(1,318)
	(47.0)%	(42.0)%	(28.3)%	(51.4)%

Total Operating Profit	23,600	20,388	10,837	9,585
	16.3%	15.7%	15.3%	14.7%
Deductions from Operating Profit
Interest Expense	480	529	262	266
Corporate Expenses and Other	4,558	3,347	2,857	1,809

Income Before Income Taxes	$18,562	$16,512	$7,718	$7,510

Identifiable Assets

(In thousands)	June 29, 2013	December 31, 2012
Aerospace	$180,075	$177,168
Test Systems	16,028	18,121
Corporate	26,334	16,700

Total Assets	$222,437	$211,989

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

On a Recurring Basis:

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of June 29, 2013 and December 31, 2012:

(In thousands)	Classification	Total	Level 1	Level 2	Level 3
Interest rate swaps	Other Liabilities
June 29, 2013		$(159)	$—	$(159)	$—
December 31, 2012		(218)	—	(218)	—
Acquisition contingent consideration	Other Liabilities
June 29, 2013		$(746)	$—	$—	$(746)
December 31, 2012		(814)	—	—	(814)

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

At June 29, 2013, the fair value of goodwill and intangible assets classified using Level 3 inputs are as follows:

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

As of June 29, 2013, the Company concluded that no indicators of impairment relating to intangible assets or goodwill existed and an interim test was not performed.

17) Derivative Financial Instruments

At June 29, 2013, we had interest rate swaps consisting of the following:

a)	An interest rate swap with a notional amount of approximately $1.9 million at June 29, 2013, entered into on February 6, 2006, related to the Company’s Series 1999 New York Industrial Revenue Bond which effectively fixes the rate at 3.99% plus a spread based on the Company’s leverage ratio on this obligation through February 1, 2016.

b)	An interest rate swap with a notional amount of $3.0 million at June 29, 2013, entered into on March 19, 2009 related to the Company’s term note issued January 30, 2009. The swap effectively fixes the rate at 2.115% plus a spread based on the Company’s leverage ratio on the notional amount (which decreases in concert with the scheduled note repayment schedule). The swap agreement became effective October 1, 2009 and expires January 30, 2014.

At both June 29, 2013 and December 31, 2012, the fair value of interest rate swaps was a liability of $0.2 million, which is included in other liabilities (See Note 16). Amounts expected to be reclassified to earnings in the next 12 months are approximately $0.1 million.

To the extent the interest rate swaps are not perfectly effective in offsetting the change in the value of the payments being hedged; the ineffective portion of these contracts is recognized in earnings immediately as interest expense. Ineffectiveness, if any, was not significant for the three and six months ended June 29, 2013 and June 30, 2012. The Company classifies the cash flows from hedging transactions in the same category as the cash flows from the respective hedged items. Amounts from ineffectiveness, if any, to be reclassified during 2013 are not expected to be significant.

Activity in AOCI related to these derivatives is summarized below:

	Six Months Ended		Three Months Ended
(In thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Derivative balance at the beginning of the period in AOCI	$(142)	$(256)	$(127)	$(233)

Net deferral in AOCI of derivatives:
Net (increase) decrease in fair value of derivatives	(11)	(37)	3	(12)
Tax effect	4	13	(1)	4

	(7)	(24)	2	(8)

Net reclassification from AOCI into earnings:
Reclassification from AOCI into earnings – Interest expense	70	114	33	54
Tax effect	(25)	(40)	(12)	(19)

	45	74	21	35

Net change in derivatives for the period	38	50	23	27

Derivative balance at the end of the period in AOCI	$(104)	$(206)	$(104)	$(206)

18) Recent Accounting Pronouncements

The Company’s management has reviewed recent accounting pronouncements issued through the date of the issuance of financial statements. In management’s opinion, none of these new pronouncements apply or will have a material effect on the Company’s financial statements.

19) Acquisition

Peco, Inc.

On May 28, 2013, Astronics Corporation entered into a Stock Purchase Agreement (the “Agreement”) by and among the Company, Peco, Inc., an Oregon corporation, (“Peco”) pursuant to which the Company has agreed to acquire all of the issued and outstanding capital stock of Peco. The business combination was completed July 18, 2013. Peco is a designer and manufacturer of highly engineered commercial aerospace interior components and systems for the aerospace industry. Peco is expected to be part of the Company’s Aerospace segment.

Under the terms of the Agreement, the consideration for the stock of Peco is $136.0 million in cash. The Stock Purchase Agreement also contains an agreement whereby the Company and the Sellers may make a tax election under Section 338(h)(10) of the Internal Revenue Code. This election will allow the Company to deduct the amortization of acquired goodwill and other intangible assets from its taxable income. The additional income tax to the Peco Sellers (“Sellers”) that is associated with the election, which will be determined by year-end, would require additional consideration to be paid to the Sellers. The Company has the right to revoke this election at any time prior to November 30, 2013, in which case it will have no obligation to pay such make-whole payment to the Sellers. The initial accounting for the acquisition of Peco was incomplete at the time these financial statements were issued. The preparation of certain supplemental pro forma information will not be finalized until the initial accounting for the acquisition is completed.

Max-Viz, Inc.

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

The additional contingent purchase consideration is recorded at its estimated fair value at the date of acquisition based upon the Company’s assessment of the probability of Max-Viz achieving the revenue growth targets. The estimated fair value of this contingent consideration is insignificant. The goodwill recognized is comprised primarily of intangible assets that do not require separate recognition. Substantially all of the goodwill and purchased intangible assets are expected to be deductible for tax purposes over 15 years. The purchase price allocation for this 2012 acquisition is complete.

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

ACQUISITIONS

Peco, Inc.

On May 28, 2013, Astronics Corporation entered into a Stock Purchase Agreement (the “Agreement”) by and among the Company, Peco, Inc., an Oregon corporation, (“Peco”) pursuant to which the Company has agreed to acquire all of the issued and outstanding capital stock of Peco. The business combination was completed July 18, 2013. Peco is expected to be part of our Aerospace segment.

Under the terms of the Agreement, the consideration for the stock of Peco is $136.0 million in cash. The Stock Purchase Agreement also contains an agreement whereby the Company and the Peco Sellers (“Sellers”) may make a tax election under Section 338(h)(10) of the Internal Revenue Code. This election will allow the Company to deduct the amortization of acquired goodwill and other intangible assets from its taxable income. The additional income tax to the Sellers that is associated with the election, which will be determined by year-end, would require additional consideration to be paid to the Sellers. The Company has the right to revoke this election at any time prior to November 30, 2013, in which case it will have no obligation to pay such make-whole payment to the Sellers. The initial accounting for the acquisition of Peco was incomplete at the time these financial statements were issued. The preparation of certain supplemental pro forma information will not be finalized until the initial accounting for the acquisition is completed.

Max-Viz, Inc.

On July 30, 2012 we acquired by merger, 100% of the stock of Max-Viz, Inc. (“Max-Viz”) a manufacturer of industry-leading enhanced vision systems for defense and commercial aerospace applications for the purpose of improving situational awareness. Max-Viz is included in our aerospace reporting segment. The addition of Max-Viz diversifies the products and technologies that Astronics offers. We acquired Max-Viz for $10.7 million in cash plus contingent purchase consideration up to a maximum of $8.0 million subject to meeting certain revenue growth targets over the next three years. The additional purchase consideration is recorded at its estimated fair value at the date of acquisition based upon the Company’s assessment of the probability of Max-Viz achieving the revenue growth targets. The estimated value of the contingent consideration recorded is insignificant.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Six Months Ended		Three Months Ended
(Dollars in thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Sales	$144,800	$130,127	$70,833	$64,989
Gross Profit	$38,900	$35,174	$18,681	$17,054
Gross Profit Percentage	26.9%	27.0%	26.4%	26.2%
SG&A Expenses as a Percentage of Sales	13.7%	13.9%	15.1%	14.3%
Interest Expense, net of interest income	$480	$529	$262	$266
Effective Tax Rate	26.1%	31.6%	33.2%	30.8%
Net Earnings	$13,722	$11,289	$5,158	$5,194

A discussion by segment can be found at “Segment Results of Operations and Outlook” in this MD&A.

Our consolidated sales for the second quarter of 2013 increased by 9.0% to $70.8 million compared with $65.0 million for the same period last year. Aerospace sales increased by $6.2 million and Test Systems sales decreased by $0.4 million.

Consolidated sales for the first six months of 2013 increased by 11.3% to $144.8 million compared with $130.1 million for the same period last year. Aerospace sales increased by $15.9 million while Test Systems revenue decreased by $1.2 million in the first six months of 2013.

Consolidated gross margin was 26.4% for the second quarter of 2013 compared with 26.2% for the second quarter of 2012. Margin leverage achieved from increased sales volume was partially offset by increased engineering and development (“E&D”) costs. Additionally, warranty and inventory obsolescence expense was higher in 2013 as compared with the prior year. E&D costs were $13.3 million in the second quarter of 2013 compared with $11.1 million in the same period of 2012, an increase of $2.2 million. Expense relating to warranty and inventory reserves increased by $0.5 million in the 2013 second quarter compared with the 2012 second quarter.

Consolidated gross margin was 26.9% for the first six months of 2013 compared with 27.0% for the first six months of 2012. The leverage achieved from the increased sales volume was partially offset by increased E&D costs. E&D costs were $26.1 million in the first six months of 2013 compared with $21.1 million in the same period of 2012, an increase of $5.0 million. We expect our full year consolidated E&D expenses for 2013 to be in the range of $53 million to $56 million including $1.0 million to $2.0 million from the addition of Peco, Inc.

Selling, general and administrative (“SG&A”) expenses were $10.7 million, or 15.1% of sales in the second quarter of 2013 compared with $9.3 million, or 14.3% of sales in the same period last year. The increase was due primarily to increased legal and professional expenses related to acquisition and related financing activity, which added approximately $0.9 million in the second quarter of 2013 compared with last year’s second quarter. Additionally, the incremental SG&A costs of Max-Viz acquired in July of 2012 added $0.6 million compared to the second quarter of 2012.

SG&A expenses for the first six months of 2013 were approximately $19.9 million, or 13.7% of sales, compared with $18.1 million, or 13.9% of sales in the same period last year. The increase was due primarily to the acquisition of Max-Viz, which incrementally added $1.2 million to SG&A in the first half of 2013, $1.0 million in legal and professional expense related to acquisition and related financing activity when compared with the prior year.

The effective tax rate for the second quarter of 2013 was lower than the federal statutory rate, due to the domestic production activity deduction as well as the recognition of domestic R&D tax credits totaling approximately $0.2 million.

The effective tax rate for the first six months of 2013 was lower than the federal statutory rate, due to the domestic production activity deduction as well as the recognition of domestic R&D tax credits for the prior year totaling approximately $1.1 million. The 2012 R&D tax credits were not recognized in 2012, as the American Tax Payer Relief Act of 2012 which extended the R&D tax credit for 2012, was not enacted until 2013. We expect our effective tax rate for the remaining two quarters of 2013 to be in the range of 30% to 32%.

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

AEROSPACE

	Six Months Ended		Three Months Ended
(In thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Sales	$140,345	$124,424	$68,676	$62,423
Operating profit	$25,735	$22,781	$11,447	$10,903
Operating Margin	18.3%	18.3%	16.7%	17.5%

	June 29, 2013	December 31, 2012
Total Assets	$180,075	$177,168
Backlog	$111,674	$110,915

Aerospace Sales by Market

	Six Months Ended		Three Months Ended
(In thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Commercial Transport	$97,226	$85,287	$46,264	$41,179
Military	20,698	19,081	12,082	10,162
Business Jet	15,631	14,937	6,966	8,283
FAA/Airport	6,790	5,119	3,364	2,799

	$140,345	$124,424	$68,676	$62,423

Aerospace Sales by Product Line

	Six Months Ended		Three Months Ended
(In thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Cabin Electronics	$77,105	$66,254	$36,677	$31,215
Aircraft Lighting	37,208	37,299	19,091	20,311
Avionics	9,696	6,040	4,366	2,915
Airframe Power	9,546	9,712	5,178	5,183
Airfield Lighting	6,790	5,119	3,364	2,799

	$140,345	$124,424	$68,676	$62,423

Sales in the second quarter to the Commercial Transport market increased due to higher sales of cabin electronics products as global demand for passenger power systems continued to be strong. Military sales were up when compared with the prior year’s second quarter as volume increased in airframe power, avionics and aircraft lighting sales to this market. Sales to the Business Jet market were down when compared with last year’s second quarter as higher avionics sales due to the addition of Max-Viz’s enhanced vision systems products were more than offset by lower aircraft lighting and airframe power sales to this market. The increase in second quarter FAA/Airport sales was due to increased volume from the FAA during the quarter.

In the first six months of 2013, sales to the Commercial Transport market increased primarily on higher demand for Cabin Electronics products, as well as increased sales of aircraft lighting. Military sales in the first six months were up compared with last year primarily as a result of higher sales of avionics, aircraft lighting and airframe power products. Sales to the Business Jet market were up slightly when compared with the first six months of last year as avionics products sales increased due to the addition of Max-Viz. This was partially offset by lower aircraft lighting and airframe power sales. FAA/Airport sales in the first six months were higher as compared with last year from increased volume.

Aerospace operating profit for the second quarter of 2013 was $11.4 million, or 16.7% of sales, compared with $10.9 million, or 17.5% of sales, in the same period last year. The increase in the operating profit was due to leverage from the increased sales volume partially offset by increased E&D and compensation costs.

Aerospace operating profit for the first six months of 2013 was $25.7 million, or 18.3% of sales, compared with $22.8 million, or 18.3% of sales, in the same period last year. The increase in the operating profit was due to leverage from the increased sales volume partially offset by increased E&D and compensation costs.

2013 Outlook for Aerospace – We expect 2013 sales for our Aerospace segment to be in the range of $310 million to $330 million. The forecast includes sales for PECO, acquired July 18, 2013 in the range of $ 35 million to $37 million for the remainder of 2013. The Aerospace segment’s backlog at the end of the second quarter of 2013 was $111.7 million with approximately $86.5 million expected to be shipped over the remaining part of 2013 and $99 million is expected to ship over the next 12 months. PECO backlog at the time of acquisition, which is not included in the reported backlog at the end of the second quarter was $40 million.

TEST SYSTEMS

	Six Months Ended		Three Months Ended
(In thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Gross Sales	$4,547	$5,703	$2,157	$2,566
Less Intersegment Sales	(92)	—	—	—

Net Sales	4,455	5,703	2,157	2,566

Operating loss	$(2,135)	$(2,393)	$(610)	$(1,318)
Operating Margin	(47.9)%	(42.0)%	(28.3)%	(51.4)%

	June 29, 2013	December 31, 2012
Total Assets	$16,028	$18,121
Backlog	$2,822	$3,565

All sales for the Test Systems segment are from the Military Market.

Sales in the 2013 second quarter decreased $0.4 million to $2.2 million when compared with sales of $2.6 million for the same period in 2012. Sales for the first half of 2013 decreased $1.2 million to $4.5 million when compared with sales of $5.7 million for the same period in 2012.

Test Systems operating loss for the second quarter of 2013 was $0.6 million or (28.3)%, compared with $1.3 million or (51.4)% in the same period last year. The operating loss for the first half of 2013 was $2.1 million or (47.9)%, compared with $2.4 million or (42.0)% in the same six month period last year. The margins for both the second quarter and first six months of 2013 from the lower sales volume were not sufficient to cover fixed operating costs. Near the end of the first quarter of 2013, in light of continued low customer orders the test segment rationalized its cost structure primarily through reducing its head count in an effort to reduce its operating loss.

2013 Outlook for Test Systems – We expect sales for the Test Systems segment for 2013 to be approximately $10 million. The Test Systems segment’s backlog at the end of the first quarter of 2013 was $2.8 million all of which is scheduled to ship over the next 12 months.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $17.3 million during the first six months of 2013, as compared with $9.0 million during the first six months of 2012. The change was due to higher net income and less cash used for working capital components in 2013 compared with 2012.

Cash used for investing activities was $3.7 million in the first six months of 2013 compared with $4.5 million used in the first six months of 2012.

In the first six months of 2013 cash used for financing activities totaled $4.5 million compared with cash used by financing activities of $7.2 million in the first six months of 2012. The change was due primarily to the early payoff of the $5.0 million subordinated promissory note in January, 2012.

The Company’s cash needs for working capital, debt service and capital equipment during the balance of 2013 is expected to be met by cash flows from operations, cash balances and if necessary, utilization of the revolving credit facility.

In 2013 we amended our Credit Facility twice.

Amendment No 1 to the Second Amended and Restated Credit Agreement:

The Company extended and modified its existing credit facility by entering into Amendment No, 1 dated as of March 27, 2013 (the “Amendment”), to the Second Amended and Restated Credit Agreement ( the “Credit Agreement”). The Amendment provides for an increase in the Company’s revolving credit facility from $35 million to $75 million and for an extension of the maturity date of the revolving credit facility to March 27, 2018. At June 29, 2013 there was $9.0 million outstanding under the term loan under the Credit Agreement and such term loan continues to mature on January 30, 2014 with principal payments due on a quarterly basis.

Covenants were modified to eliminate the maximum capital expenditure limit, the cap on permitted acquisitions was increased to $25 million per acquisition and $50 million in the aggregate and the permitted allowance for share repurchases was increased to $20 million. In addition, the maximum permitted Leverage Ratio has been increased to 3.75 to 1 for each fiscal quarter ending on or after March 31, 2013 and to 3.50 to 1 for each fiscal quarter ending after March 31, 2015.

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

There was $7.0 million outstanding on our revolving credit facility at both June 29, 2013 and December 31, 2012. The Company had available on its credit facility $58.4 million at June 29, 2013. At June 29, 2013, outstanding letters of credit totaled $9.6 million. In addition, the Company is required to pay a commitment fee quarterly at a rate of between 0.25% and 0.35% per annum on the unused portion of the total revolving credit commitment, also based on the Company’s Leverage Ratio.

At June 29, 2013, we were in compliance with all of the covenants pursuant to the credit facility.

Third Amended and Restated Credit Agreement:

On July 18, 2013, in connection with the funding of the Peco acquisition, the Company amended its existing credit facility by entering into a Third Amended and Restated Credit Agreement ( the “Credit Agreement”). The Credit Agreement provides for a $75 million five-year revolving credit facility and a $190 million five-year term loan, both expiring in June 2018. The amended facilities carry an interest rate ranging from 225 basis points to 350 basis points above LIBOR, depending on the Company’s leverage ratio as defined in the Credit Agreement. Variable principal payments on the term loan will be quarterly through July 2018 with a balloon payment of $118.8 million at maturity. The credit facility is secured by substantially all of the Company’s assets. In addition, the Company is required to pay a commitment fee of between 25 basis points and 50 basis points on the unused portion of the total credit commitment for the preceding quarter, based on the Company’s leverage ratio under the Credit Agreement. Principal installments are payable on the term loan in varying percentages quarterly through March 31, 2018 with a balloon payment at maturity and with mandatory prepayments being required in certain circumstances.

Principal payments on the new term loan are as follows (in thousands):

2013	$4,750
2014	9,500
2015	11,875
2016	16,625
2017	19,000
2018	128,250

Total	$190,000

The proceeds of the term loan were used to finance the Peco Acquisition, pay off the $7.0 million outstanding under the existing term loan, pay off the $7.0 million outstanding under the existing revolving credit facility, pay off $0.5 million of other term debt and for general corporate purposes. It will also allow for potential additional funding for a make-whole provision to the sellers of Peco should the Company exercise a option for tax purposes. This option involves making an election under IRS Code Section 338 (h)(10) that will allow the Company to deduct the amortization of acquired goodwill and other intangible assets from its taxable income. The value associated with this tax benefit, which will be decided by year-end, would require additional consideration to be paid to the sellers.

Covenants have not been modified since March 27, 2013. The maximum permitted Leverage Ratio continues to be 3.75 to 1 as of the end of each fiscal quarter through March 31, 2015 and 3.50 to 1 for each fiscal quarter ending thereafter. The covenant for minimum fixed charge coverage as defined in the Credit Agreement is to be not less than 1.25 to 1 as of each fiscal quarter end.

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

BACKLOG

The Company’s backlog was $114.5 million at both June 29, 2013 and at December 31, 2012 and $114.2 million at June 30, 2012. Additionally, at July 18, 2013 the acquisition of Peco added $40.0 million to backlog.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Market Risk in Item 2, above.

Item 4. Controls and Procedures

a)	The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 29, 2013. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 29, 2013.

b)	Changes in Internal Control over Financial Reporting—There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a defendant in an action filed in the Regional State Court of Mannheim, Germany (Lufthansa Technik AG v. Astronics Advanced Electronics Systems Corp.) relating to an allegation of patent infringement. The damages sought include injunctive relief, as well as monetary damages. We dispute the allegation and intend to vigorously defend ourselves in this action. We have filed a nullity action with the Federal Patent Court in Munich Germany, requesting the court to revoke the German part of the European patent that is subject to the claim. In November 2011, the regional state court of Manheim Germany issued an interim decision to the effect that the infringement litigation proceedings be stayed until the Federal Patent Court decides on the concurrent nullity action. At this time we are unable to provide a reasonable estimate of our potential liability or the potential amount of loss related to this action, if any. If the outcome of this litigation is adverse to us, our results and financial condition could be materially affected.

During the second quarter of 2013, the Company settled the case with AE Liquidation, Inc., with no significant impact to the results of our operations.

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

As of June 29, 2013, the Company has a significant concentration of business with one customer, Panasonic Avionics Corporation, where a significant reduction in sales would negatively impact our sales and earnings. We provide Panasonic with cabin electronics products which, in total were approximately 30% and 32% of revenue during the first three and six months of 2013, respectively.

As a result of the Peco acquisition, in addition to the loss of Panasonic Aviation Corporation, the loss of The Boeing Company (“Boeing”) as a major customer or a significant reduction in sales to either of these companies would reduce our sales and earnings significantly.

Our largest customer is Panasonic Aviation Corporation. We provide Panasonic Aviation Corporation with cabin electronics, which, in total were approximately 38.0% of our fiscal 2012 sales on a stand-alone basis. On a pro-forma basis when considering Peco sales our next largest customer would be Boeing. The loss of Panasonic Aviation Corporation or Boeing as a customer or a significant reduction in sales to either would have a material adverse effect on our business, financial condition and results of operations. Furthermore, if either Panasonic Aviation Corporation or Boeing : (1) experiences a decrease in requirements for the products which we supply to it; (2) experiences a major disruption in its business, such as a strike, work stoppage or slowdown, a supply-chain problem or a decrease in orders from its customers; or (3) files for bankruptcy protection; our business, financial condition and results of operations could be materially adversely affected.

If the liabilities of Peco are greater than expected, or if there are unknown obligations of Peco, our business could be materially and adversely affected.

As a result of the acquisition of Peco, the liabilities of Peco, including contingent liabilities, will be consolidated with the Company’s. We may learn additional information about the business of Peco that adversely affects the Company, such as unknown liabilities, issues relating to internal controls over financial reporting or issues that could affect our ability to comply with other applicable laws, including healthcare laws and regulations. As a result, we cannot assure you that the acquisition of Peco will be successful or will not, in fact, harm our business. Among other things, if Peco’s liabilities are greater than expected, or if there are obligations of Peco of which we are not aware, our business could be materially and adversely affected. We have limited indemnification rights in connection with matters affecting Peco. Peco may also have other unknown liabilities which we will be responsible for after the acquisition. If we are responsible for liabilities not covered by indemnification rights or substantially in excess of amounts covered through any indemnification rights, we could suffer severe consequences that would substantially reduce our earnings and cash flows.

If we fail to successfully integrate Peco into our internal control over financial reporting or if the current internal control of Peco over financial reporting were found to be ineffective, the integrity of the Company’s financial reporting and Peco’s financial reporting could be compromised which could result in a material adverse effect on our reported financial results.

As a private company, Peco was not subject to the requirements of the Securities Exchange Act of 1934, as amended, with respect to internal control over financial reporting. For a period of time after the acquisition of Peco, our management evaluation and auditor attestation regarding the effectiveness of our internal control over financial reporting will be permitted to exclude the operations of Peco. The integration of Peco into our internal control over financial reporting will require significant time and resources from our management and other personnel and will increase our compliance costs. If we fail to successfully integrate these operations into our internal control over financial reporting, our internal control over financial reporting may not be effective. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our ability to accurately report our financial results and the market’s perception of our business and our stock price.

Following the acquisition of Peco, we may face integration difficulties and may be unable to integrate Peco into our existing operations successfully or realize the anticipated benefits of the acquisition.

We will be required to devote significant management attention and resources to integrating the operations and business practices of Peco with our existing operations and business practices. Potential difficulties we may encounter as part of the integration process include the following:

•	the inability to successfully integrate Peco in a manner that permits us to achieve the full revenue and other benefits anticipated to result from the acquisition;

•

complexities associated with managing the businesses, including difficulty addressing possible differences in corporate cultures and management philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

•	potential unknown liabilities and unforeseen increased expenses or delays associated with the acquisition;

•	the inability to implement effective internal controls, procedures and policies for Peco as required by the Sarbanes-Oxley Act of 2002 within the time periods prescribed thereby;

•	negotiations concerning possible modifications to Peco contracts as a result of the acquisition;

•	diversion of the attention of our management and the management of Peco; and

•	the disruption of, or the loss of momentum in, ongoing operations or inconsistencies in standards, controls, procedures and policies.

These potential difficulties could adversely affect our and the managers of Peco’s ability to maintain relationships with customers, suppliers, employees and other constituencies and the ability to achieve the anticipated benefits of the acquisition, and could reduce the earnings or otherwise adversely affect our operations and Peco’s and our financial results following the acquisition.

Item 2. Unregistered sales of equity securities and use of proceeds

(c) The following table summarizes the Company’s purchases of its common stock for the quarter ended June 29, 2013:

	(a) Total number of shares Purchased(1)	(b) Average Price Paid per Share	(c) Total number of shares Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period
March 31, 2013 – April 27, 2013	—	—	—	—
April 28, 2013 – May 25, 2013	—	—	—	—
May 26, 2013—June 29, 2013	—	—	—	—
Total	—	—	—	—

(1)	In connection with the exercise of stock options, we accept, from time to time, delivery of shares to pay the exercise price of stock options. During the second quarter of 2013, there were no shares accepted in connection with the exercise of stock options.

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

ASTRONICS CORPORATION
(Registrant)

Date: August 6, 2013	By:	/s/ David C. Burney
David C. Burney Vice President-Finance and Treasurer (Principal Financial Officer)