Form 10-Q
period 2013-09-28
ASTRONICS CORP
filed 2013-11-05
CIK 8063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 28, 2013

or

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

As of October 31, 2013, 17,544,102 shares of common stock were outstanding consisting of 12,004,275 shares of common stock ($.01 par value) and 5,539,827 shares of Class B common stock ($.01 par value).

Part 1  – Financial Information

Item 1. Financial Statements

ASTRONICS CORPORATION

Consolidated Condensed Balance Sheets

September 28, 2013 with Comparative Figures for December 31, 2012

(In thousands)

	September 28, 2013	December 31, 2012
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$68,186	$7,380
Accounts Receivable, net of allowance for doubtful accounts	48,594	45,473
Inventories	67,255	48,624
Other Current Assets	7,869	6,533

Total Current Assets	191,904	108,010
Property, Plant and Equipment, net of accumulated depreciation	59,604	53,537
Deferred Income Taxes	—	9,019
Other Assets	5,608	2,977
Intangible Assets, net of accumulated amortization	83,094	16,523
Goodwill	92,620	21,923

Total Assets	$432,830	$211,989

Current Liabilities:
Current Maturities of Long-term Debt	$10,591	$9,268
Accounts Payable	16,706	10,592
Accrued Expenses	16,917	15,634
Accrued Income Taxes	1,417	—
Billings in Excess of Recoverable Costs and Accrued Profits on Uncompleted Contracts	—	188
Customer Advance Payments and Deferred Revenue	10,832	12,286

Total Current Liabilities	56,463	47,968
Long-term Debt	188,078	20,715
Other Liabilities	18,059	18,172
Deferred Taxes	21,993	—

Total Liabilities	284,593	86,855

Shareholders’ Equity:
Common Stock	175	174
Accumulated Other Comprehensive Loss	(4,662)	(4,783)
Other Shareholders’ Equity	152,724	129,743

Total Shareholders’ Equity	148,237	125,134

Total Liabilities and Shareholders’ Equity	$432,830	$211,989

See notes to consolidated condensed financial statements

ASTRONICS CORPORATION

Consolidated Condensed Statements of Operations

Three and Nine Months Ended September 28, 2013 With Comparative Figures for 2012

(Unaudited)

(In thousands, except per share data)

	Nine Months Ended		Three Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Sales	$234,481	$199,026	$89,681	$68,899
Cost of Products Sold	171,796	147,135	65,896	52,182

Gross Profit	62,685	51,891	23,785	16,717
Selling, General and Administrative Expenses	31,291	27,195	11,433	9,062

Income from Operations	31,394	24,696	12,352	7,655
Interest Expense, Net of Interest Income	2,085	803	1,605	274

Income Before Income Taxes	29,309	23,893	10,747	7,381
Provision for Income Taxes	8,432	7,674	3,592	2,451

Net Income	$20,877	$16,219	$7,155	$4,930

Earnings per share:
Basic	$1.20	$0.95	$0.41	$0.29

Diluted	$1.14	$0.89	$0.39	$0.27

See notes to consolidated condensed financial statements

ASTRONICS CORPORATION

Consolidated Condensed Statements of Comprehensive Income

Three and Nine Months Ended September 28, 2013 With Comparative Figures for 2012

(Unaudited)

(In thousands)

	Nine Months Ended		Three Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Net Income	$20,877	$16,219	$7,155	$4,930

Other Comprehensive Income:
Foreign Currency Translation Adjustments	(260)	251	129	258
Mark to Market Adjustments for Derivatives – Net of Tax	65	76	27	26
Retirement Liability Adjustment – Net of Tax	316	(3,448)	105	139

Other Comprehensive Income (Loss)	121	(3,121)	261	423

Comprehensive Income	$20,998	$13,098	$7,416	$5,353

See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION

Consolidated Condensed Statements of Cash Flows

Nine Months Ended September 28, 2013

With Comparative Figures for 2012

(Unaudited)

(In thousands)

	September 28,	September 29,
	2013	2012
Cash Flows from Operating Activities:
Net Income	$20,877	$16,219
Adjustments to Reconcile Net Income to Cash Provided By (Used For) Operating Activities:
Depreciation and Amortization	6,547	4,955
Provisions for Non-Cash Losses on Inventory and Receivables	381	1,057
Stock Compensation Expense	1,048	1,078
Deferred Tax Expense (Benefit)	1,109	(811)
Other	(863)	115
Cash Flows from Changes in Operating Assets and Liabilities, net of acquisitions:
Accounts Receivable	4,804	(9,836)
Inventories	(3,668)	(6,835)
Accounts Payable	3,790	3,072
Other Current Assets and Liabilities	(402)	2,071
Billings in Excess of Recoverable Costs and Accrued Profits on Uncompleted Contracts	(188)	(61)
Customer Advanced Payments and Deferred Revenue	(1,579)	4,455
Income Taxes	1,454	1,014
Supplemental Retirement and Other Liabilities	838	642

Cash Provided By Operating Activities	34,148	17,135

Cash Flows from Investing Activities:
Acquisition of Business	(135,898)	(10,619)
Capital Expenditures	(4,833)	(10,570)

Cash Used For Investing Activities	(140,731)	(21,189)

Cash Flows from Financing Activities:
Proceeds from Term Note	190,000	10,000
Payments on Note Payable	(7,000)	(1,000)
Payments for Long-term Debt	(14,294)	(8,898)
Debt Acquisition Costs	(2,288)	—
Acquisition Earnout Payments	(81)	—
Proceeds from Exercise of Stock Options	408	205
Income Tax Benefit from Exercise of Stock Options	649	391

Cash Provided By Financing Activities	167,394	698

Effect of Exchange Rates on Cash	(5)	4

Increase (Decrease) in Cash and Cash Equivalents	60,806	(3,352)
Cash and Cash Equivalents at Beginning of Period	7,380	10,919

Cash and Cash Equivalents at End of Period	$68,186	$7,567

See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION

Notes to Consolidated Condensed Financial Statements

September 28, 2013

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

Operating Results

The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the three and nine month period ended September 28, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Description of the Business

Astronics is a leading supplier of advanced, high-performance lighting systems, electrical power generation and distribution systems, avionics databus solutions, enhanced vision systems and aircraft safety systems for the global aerospace industry as well as test, training and simulation systems primarily for the military. We sell our products to airframe manufacturers (OEMs) in the commercial transport, business jet and military markets as well as FAA/Airport, OEM suppliers and aircraft operators around the world. The Company provides its products through its wholly owned subsidiaries Astronics Advanced Electronic Systems Corp. (“AES”), Ballard Technology, Inc. (“Ballard”), DME Corporation (“DME”), Luminescent Systems, Inc. (“LSI”), Luminescent Systems Canada, Inc. (“LSI Canada”), Max-Viz Inc. (“Max-Viz”) and Peco, Inc. (“Peco”). On July 18, 2013, the Company completed the acquisition of Peco a designer and manufacturer of highly engineered commercial aerospace interior components and systems for the aerospace industry, as described further in Note 19. Peco is part of the Company’s Aerospace segment. On July 30, 2012 Astronics acquired by merger, 100% of the stock of Max-Viz, Inc. Max-Viz is a manufacturer of industry-leading enhanced vision systems for defense and commercial aerospace applications for the purpose of improving situational awareness. Max-Viz is part of the Company’s Aerospace segment.

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

In the Test Systems segment, revenue of approximately 62% and 32% for the three months ending September 28, 2013 and September 29, 2012, respectively, and approximately 40% and 37% for the nine months ending September 28, 2013 and September 29, 2012 respectively, is recognized from long-term, fixed-price contracts using the percentage-of-completion method of accounting, measured by multiplying the estimated total contract value by the ratio of actual contract costs incurred to date to the estimated total contract costs. Substantially all long-term contracts are with U.S. government agencies and contractors thereto. The Company makes significant estimates involving its usage of percentage-of-completion accounting to recognize contract revenues. The Company periodically reviews contracts in process for estimates-to-completion, and revises estimated gross profit accordingly. While the Company believes its estimated gross profit on contracts in process is reasonable, unforeseen events and changes in circumstances can take place in a subsequent accounting period that may cause the Company to revise its estimated gross profit on one or more of its contracts in process. Accordingly, the ultimate gross profit realized upon completion of such contracts can vary significantly from estimated amounts between accounting periods. Revenue not recognized using the percentage-of-completion method is recognized at the time of shipment of goods and transfer of title.

Cost of Products Sold, Engineering and Development and Selling, General and Administrative Expenses

Cost of products sold includes the costs to manufacture products such as direct materials and labor and manufacturing overhead as well as all engineering and developmental costs. The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. These costs are expensed when incurred and included in cost of products sold. Research and development, design and related engineering amounted to $12.4 million and $12.8 million for the three months ended September 28, 2013 and September 29, 2012, respectively, and $38.6 million and $33.9 million for the nine months ended September 28, 2013 and September 29, 2012, respectively. Selling, general and administrative expenses include costs primarily related to our sales and marketing departments and administrative departments. Interest expense is shown net of interest income. Interest income was insignificant for each of the three and nine months ended for both September 28, 2013 and September 29, 2012.

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

Foreign Currency Translation

The Company accounts for its foreign currency translation in accordance with Accounting Standards Codification (“ASC”) Topic 830, Foreign Currency Translation. The aggregate transaction gain or loss included in operations was insignificant for the periods ending September 28, 2013 and September 29, 2012.

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

2) Inventories

Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

(In thousands)	September 28, 2013	December 31, 2012
Finished Goods	$17,034	$10,864
Work in Progress	17,971	8,960
Raw Material	32,250	28,800

	$67,255	$48,624

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

3) Property, Plant and Equipment

The following table summarizes Property, Plant and Equipment as follows:

(In thousands)	September 28, 2013	December 31, 2012
Land	$5,424	$5,424
Buildings and Improvements	37,742	37,045
Machinery and Equipment	50,149	43,342
Construction in Progress	2,380	1,456

	95,695	87,267
Less Accumulated Depreciation	36,091	33,730

	$59,604	$53,537

4) Intangible Assets

The following table summarizes acquired intangible assets as follows:

		September 28, 2013		December 31, 2012
(In thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	12 Years	$1,271	$859	$1,271	$784
Trade Names	10 Years	6,653	375	2,453	162
Completed and Unpatented Technology	11 Years	9,677	2,233	6,377	1,749
Backlog and Customer Relationships	14 Years	74,272	5,312	13,085	3,968

Total Intangible Assets	14 Years	$91,873	$8,779	$23,186	$6,663

All acquired intangible assets other than one trade name with a carrying value of $0.5 million and goodwill are being amortized. Amortization expense for acquired intangibles is summarized as follows:

	Nine months Ended		Three Months Ended
(In thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Amortization Expense	$2,429	$1,667	$1,494	$1,013

Amortization expense for intangible assets expected for 2013 and for each of the next five years is as follows:

(In thousands)
2013	$4,476
2014	8,107
2015	6,168
2016	5,992
2017	5,983
2018	5,892

5) Goodwill

The following table summarizes the changes in the carrying amount of goodwill for 2013:

(In thousands)	December 31, 2012	Acquisitions	Foreign Currency Translation	September 28, 2013
Aerospace Segment	$21,923	$70,793	$(96)	$92,620

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

Interest remained at a rate of LIBOR plus between 1.50% and 2.50% based on the Company’s Leverage Ratio under the Credit Agreement. The credit facility allocates up to $20 million of the $75 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. The credit facility is secured by substantially all of the Company’s assets.

On July 18, 2013, in connection with the funding of the Peco Acquisition (See Note 19), the Company amended its existing credit facility by entering into a Third Amended and Restated Credit Agreement ( the “Credit Agreement”). The Credit Agreement continued to provide for a $75 million five-year revolving credit facility and a new $190 million five-year term loan, both expiring on June 30, 2018. The amended facilities carry an interest rate ranging from 225 basis points to 350 basis points above LIBOR, depending on the Company’s leverage ratio as defined in the Credit Agreement. Variable principal payments on the term loan will be quarterly through March 31, 2018 with a balloon payment at maturity and with mandatory prepayments being required in certain circumstances. The credit facility is secured by substantially all of the Company’s assets. In addition, the Company is required to pay a commitment fee of between 0.25% and 0.50% on the unused portion of the total credit commitment for the preceding quarter, based on the Company’s leverage ratio under the Credit Agreement.

There was nothing outstanding on our revolving credit facility at September 28, 2013 and $ 7.0 million at December 31, 2012 which is reported as long-term. The Company had available on its credit facility $51.5 million at September 28, 2013. At September 28, 2013, outstanding letters of credit totaled $8.8 million.

Scheduled principal payments on the new $190 million term loan are as follows (in thousands):

2013	$4,750
2014	9,500
2015	11,875
2016	16,625
2017	19,000
2018	128,250

Total	$190,000

The proceeds of the term loan were used to finance the Peco Acquisition, pay off the $7.0 million balance outstanding under the existing term loan, pay off the $7.0 million balance outstanding under the existing revolving credit facility, pay off $0.5 million of other term debt and for general corporate purposes.

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

7) Product Warranties

In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. The Company determines warranty reserves needed by product line based on experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Nine months ended		Three Months Ended
(In thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Balance at beginning of period	$2,551	$1,092	$2,584	$1,391
Warranties issued	356	1,872	23	1,100
Warranties settled	(618)	(751)	(202)	(278)
Reassessed warranty exposure	(133)	3	(249)	3

Balance at end of period	$2,156	$2,216	$2,156	$2,216

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

ASC Topic 740-10 Overall—Uncertainty in Income Taxes (“ASC Topic 740-10”) clarifies the accounting and disclosure for uncertainty in tax positions. ASC Topic 740-10 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of ASC Topic 740-10 and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. Should the Company need to accrue a liability for uncertain tax benefits, any interest associated with that liability will be recorded as interest expense. Penalties, if any, would be recognized as operating expenses. There are no penalties or interest liability accrued as of September 28, 2013 or December 31, 2012, nor are any penalties or interest costs included in expense for the periods ending September 28, 2013 and September 29, 2012. The years under which we conducted our evaluation coincided with the tax years currently still subject to examination by major federal and state tax jurisdictions, those being 2010 through 2012 for federal purposes and 2009 through 2012 for state purposes.

The effective tax rate was 28.8% and 32.1% for the nine months and 33.4% and 33.2% for the three months ended September 28, 2013 and September 29, 2012, respectively. The effective tax rate for the nine months of 2013 was impacted primarily by the domestic production activity deduction, the recognition of approximately $1.1 million in domestic 2012 R&D tax credits and $0.6 million in domestic 2013 R&D tax credits. The effective tax rate for the three months ended September 28, 2013 was impacted primarily by the recognition of approximately $0.2 million in domestic 2013 R&D tax credits.

9) Shareholders’ Equity

The changes in shareholders’ equity for the nine months ended September 28, 2013 are summarized as follows as adjusted to reflect the impact of the twenty percent distribution of Class B Stock as discussed in Note 10:

		Number of Shares
(Dollars and Shares in thousands)	Amount	Common Stock	Convertible Class B Stock
Shares Authorized		40,000	10,000
Share Par Value		$0.01	$0.01

COMMON STOCK
Beginning of Period	$174	10,865	6,488
Conversion of Class B Shares to Common Shares	—	561	(561)
Exercise of Stock Options	1	69	58

End of Period	$175	11,495	5,985

ADDITIONAL PAID IN CAPITAL
Beginning of Period	$22,854
Stock Compensation Expense	1,048
Exercise of Stock Options	1,056

End of Period	$24,958

ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of Period	$(4,783)
Foreign Currency Translation Adjustment	(260)
Mark to Market Adjustment for Derivatives	65
Retirement Liability Adjustment	316

End of Period	$(4,662)

RETAINED EARNINGS
Beginning of Period	$106,889
Net Income	20,877

End of Period	$127,766

TOTAL SHAREHOLDERS’ EQUITY
Beginning of Period	$125,134

End of Period	$148,237

10) Basic and Diluted Weighted-average Shares Outstanding

Basic and diluted weighted-average shares outstanding used to calculate earnings per share are as follows:

	Nine months Ended		Three Months Ended
(In thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Weighted average shares—Basic	17,421	17,095	17,457	17,134
Net effect of dilutive stock options	846	1,029	927	974

Weighted average shares—Diluted	18,267	18,124	18,384	18,108

The above information has been adjusted to reflect the impact of the twenty percent distribution of Class B Stock for shareholders of record on October 10, 2013.

11) Accumulated Other Comprehensive Loss and Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

(In thousands)	September 28, 2013	December 31, 2012
Foreign Currency Translation Adjustments	$1,155	$1,415

Mark to Market Adjustments for Derivatives – Before Tax	(117)	(218)
Tax Benefit	40	76

Mark to Market Adjustments for Derivatives – After Tax	(77)	(142)

Retirement Liability Adjustment – Before Tax	(8,834)	(9,316)
Tax Benefit	3,094	3,260

Retirement Liability Adjustment – After Tax	(5,740)	(6,056)

Accumulated Other Comprehensive Loss	$(4,662)	$(4,783)

The components of other comprehensive income (loss) are as follows:

	Nine months Ended		Three Months Ended
(In thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Foreign Currency Translation Adjustments	$(260)	$251	$129	$258

Reclassification to Interest Expense	90	163	20	50
Mark to Market Adjustments for Derivatives	11	(48)	22	(10)
Tax Expense	(36)	(39)	(15)	(14)

Mark to Market Adjustments for Derivatives	65	76	27	26

Retirement Liability Adjustment	483	(5,364)	159	186
Tax (Expense) Benefit	(167)	1,916	(54)	(47)

Retirement Liability Adjustment	316	(3,448)	105	139

Other Comprehensive Income (Loss)	$121	$(3,121)	$261	$423

12) Supplemental Retirement Plan and Related Post Retirement Benefits

The Company has two non-qualified supplemental retirement defined benefit plans (“SERP” and “SERP II”) for certain executive officers. The following table sets forth information regarding the net periodic pension cost for the plans.

	Nine months Ended		Three Months Ended
(In thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Service cost	$222	$215	$74	$88
Interest cost	465	400	155	148
Amortization of prior service cost	370	304	121	122
Amortization of net actuarial losses	95	69	32	22

Net periodic cost	$1,152	$988	$382	$380

Participants in the SERP are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The following table sets forth information regarding the net periodic cost recognized for those benefits:

	Nine months Ended		Three Months Ended
(In thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Service cost	$3	$2	$1	$1
Interest cost	18	18	6	6
Amortization of prior service cost	18	19	6	6

Net periodic cost	$39	$39	$13	$13

As of July 18, 2013 upon completion of the acquisition of Peco, the Company is now a participating employer in a trustee-managed multiemployer defined benefit pension plan for employees who participate in collective bargaining agreements. The plan generally provides retirement benefits to employees based on years of service to the Company. The multiemployer pension plan is managed by a board of trustees. Contributions are based on the hours worked and are expensed on a current basis.

The risks of participating in a multiemployer defined benefit pension plan is different from a single-employer plan because: (a) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, (b) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be required to be borne by the remaining participating employers, and (c) if the Company chooses to stop participating in a multiemployer plan, it may be required to pay a withdrawal liability to the plan. In connection with ongoing renegotiation of collective bargaining agreements, the Company may discuss and negotiate for the complete or partial withdrawal from its multiemployer pension plan. Depending on the number of employees withdrawn in any future period and the financial condition of the multiemployer plan at the time of withdrawal, the associated withdrawal liabilities could be material to the Company in the period of the withdrawal. The Company has no plans to withdraw from its multiemployer pension plan.

Western Conference of Teamsters Pension Plan (“WCTPP”) provides fixed retirement payments as a function of the total employer contributions payable for all service after 1986. However in the event WCTPP is underfunded, the monthly benefit amount can be reduced by the trustees of the plan. Plan information for the WCTPP, Employer Identification Number 91-6145047, is not publicly available for 2012. According to the most recently available Form 5500 for the plan year ended December 31, 2011, plan assets are $29.2 billion, the total actuarial present value of accumulated plan benefits is $35.7 billion, and contributions receivable from all employers totaled $101 million. WCTPP is over 90% funded as of the most recent financial statements.

The collective bargaining agreement of WCTPP requires contributions on the basis of hours worked. The agreement also has a minimum contribution requirement of $2.50 per compensable hour to a maximum of 184 hours per calendar year month and cumulatively to a maximum of 2080 hours per calendar year, for subsequent periods.

Pension Fund	EIN/Pension Plan Number	Zone Status	Rehabilitation Plan Status	2012 Peco Contributions (In thousands)	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement	Plan Year End
WCTPP	91-6145047	Green	None	$845	None	10/31/16	12/31

13) Sales to Major Customers

The Company has a significant concentration of business with two major customers, Panasonic Aviation Corporation and the Boeing Company. The following is information relating to the activity with those customers:

	Nine months Ended		Three Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Percent of consolidated revenue
Panasonic	30%	38%	28%	40%
Boeing	12%	5%	20%	6%

(In thousands)	September 28, 2013	December 31, 2012
Accounts Receivable
Panasonic	$12,039	$17,412
Boeing	$8,566	$1,939

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

During the third quarter of 2013, the Company settled its case with AE Liquidation, Inc. with no significant impact to the results of our operations.

15) Segment Information

Below are the sales and operating profit by segment for the three and nine months ended September 28, 2013 and September 29, 2012 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is the net sales less cost of products sold and other operating expenses excluding interest and corporate expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment.

	Nine months Ended		Three Months Ended
(Dollars in thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Sales
Aerospace	$227,870	$190,212	$87,525	$65,788

Test Systems	7,207	8,814	2,660	3,111
Less Intersegment Sales	(596)	—	(504)	—

	6,611	8,814	2,156	3,111

Total Consolidated Sales	$234,481	$199,026	$89,681	$68,899

Operating Profit (Loss) and Margins
Aerospace	$41,112	$33,358	$15,377	$10,577
	18.0%	17.5%	17.6%	16.1%
Test Systems	(2,880)	(3,525)	(745)	(1,132)
	(40.0)%	(40.0)%	(28.0)%	(36.4)%

Total Operating Profit	38,232	29,833	14,632	9,445
	16.3%	15.0%	16.3%	13.7%
Deductions from Operating Profit
Interest Expense	2,085	803	1,605	274
Corporate Expenses and Other	6,838	5,137	2,280	1,790

Income Before Income Taxes	$29,309	$23,893	$10,747	$7,381

Identifiable Assets

(In thousands)	September 28, 2013	December 31, 2012
Aerospace	$349,363	$177,168
Test Systems	9,584	18,121
Corporate	73,883	16,700

Total Assets	$432,830	$211,989

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

On a Recurring Basis:

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of September 28, 2013 and December 31, 2012:

(In thousands)	Classification	Total	Level 1	Level 2	Level 3
Interest rate swaps	Other Liabilities
September 28, 2013		$(117)	$—	$(117)	$—
December 31, 2012		(218)	—	(218)	—
Acquisition contingent consideration	Other Liabilities
September 28, 2013		$(755)	$—	$—	$(755)
December 31, 2012		(814)	—	—	(814)

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

Long-lived assets, including intangible assets that are amortized are evaluated for recoverability whenever adverse effects or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability test consists of comparing the undiscounted projected cash flows with the carrying amount. Should the carrying amount exceed undiscounted projected cash flows, an impairment loss would be recognized to the extent the carrying amount exceeds fair value. For the Company’s indefinite-lived intangible asset, the impairment test consists of comparing the fair value, determined using the relief from royalty method, with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its fair value.

At September 28, 2013, the fair value of goodwill and intangible assets classified using Level 3 inputs are as follows:

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

As of September 28, 2013, the Company concluded that no indicators of impairment relating to intangible assets or goodwill existed and an interim test was not performed.

17) Derivative Financial Instruments

At September 28, 2013, we had interest rate swaps consisting of the following:

a)	An interest rate swap with a notional amount of approximately $1.9 million at September 28, 2013, entered into on February 6, 2006, related to the Company’s Series 1999 New York Industrial Revenue Bond which effectively fixes the rate at 3.99% plus a spread based on the Company’s leverage ratio on this obligation through February 1, 2016.

b)	An interest rate swap entered into on March 19, 2009 related to the Company’s term note issued January 30, 2009, was terminated in the third quarter of 2013 with no significant impact to the results of our operations.

At both September 28, 2013 and December 31, 2012, the fair value of interest rate swaps was a liability of $0.1 million, which is included in other liabilities (See Note 16). Amounts expected to be reclassified to earnings in the next 12 months is insignificant.

To the extent the interest rate swaps are not perfectly effective in offsetting the change in the value of the payments being hedged; the ineffective portion of these contracts is recognized in earnings immediately as interest expense. Ineffectiveness, if any, was not significant for the three and nine months ended September 28, 2013 and September 29, 2012. The Company classifies the cash flows from hedging transactions in the same category as the cash flows from the respective hedged items. Amounts from ineffectiveness, if any, to be reclassified during 2013 are not expected to be significant.

Activity in AOCI related to these derivatives is summarized below:

	Nine months Ended		Three Months Ended
(In thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Derivative balance at the beginning of the period in AOCI	$(142)	$(256)	$(104)	$(206)

Net deferral in AOCI of derivatives:
Net (increase) decrease in fair value of derivatives	11	(48)	22	(10)
Tax effect	(4)	17	(8)	4

	7	(31)	14	(6)

Net reclassification from AOCI into earnings:
Reclassification from AOCI into earnings – Interest Expense	90	163	20	50
Tax effect	(32)	(56)	(7)	(18)

	58	107	13	32

Net change in derivatives for the period	65	76	27	26

Derivative balance at the end of the period in AOCI	$(77)	$(180)	$(77)	$(180)

18) Recent Accounting Pronouncements

The Company’s management has reviewed recent accounting pronouncements issued through the date of the issuance of financial statements. In management’s opinion, none of these new pronouncements apply or will have a material effect on the Company’s financial statements.

19) Acquisitions

Max-Viz, Inc.

On July 30, 2012 we completed a business combination within our aerospace segment. We acquired by merger, 100% of the stock of Max-Viz, Inc. (“Max-Viz”), a manufacturer of industry-leading Enhanced Vision Systems for defense and commercial aerospace applications for the purpose of improving situational awareness. The addition of Max-Viz diversifies the products and technologies that the Company offers. We purchased the outstanding stock of Max-Viz for $10.7 million in cash plus contingent purchase consideration up to a maximum of $8.0 million subject to meeting certain revenue growth targets over the next three years. Max-Viz’s unaudited 2012 revenue through the acquisition date was approximately $5.4 million.

The additional contingent purchase consideration was recorded at its estimated fair value at the date of acquisition based upon the Company’s assessment of the probability of Max-Viz achieving the revenue growth targets. The estimated fair value of this contingent consideration is insignificant. The goodwill recognized is comprised primarily of intangible assets that do not require separate recognition. Substantially all of the goodwill and purchased intangible assets are expected to be deductible for tax purposes over 15 years. The purchase price allocation for this 2012 acquisition is complete.

Peco, Inc.

On May 28, 2013, the Company entered into a Stock Purchase Agreement (the “Agreement”) by and among the Company and Peco, Inc., an Oregon corporation, (“Peco”) pursuant to which the Company has agreed to acquire all of the issued and outstanding capital stock of Peco. The business combination was completed July 18, 2013. Peco is a designer and manufacturer of highly engineered commercial aerospace interior components and systems for the aerospace industry. Peco is part of the Company’s Aerospace segment.

Under the terms of the Agreement, the consideration for the stock of Peco is $136.0 million in cash. The initial accounting for the acquisition of Peco was prepared based upon preliminary estimates. The preparation of certain supplemental pro forma information will be finalized once the accounting for the acquisition is completed.

The preliminary allocation of the purchase price paid for Peco is based on fair values of the acquired assets and liabilities assumed of Peco as of July 18, 2013.

The preliminary allocation of the purchase price based on appraised fair values is estimated as follows (in thousands):

Accounts Receivable	$8,002
Inventory	15,473
Other Current and Long Term Assets	1,691
Fixed Assets	5,153
Purchased Intangible Assets	69,000
Goodwill	70,793
Deferred Income Taxes	(29,998)
Accounts Payable, Accrued Expenses and Long Term Liabilities	(4,114)

Total Purchase Price	$136,000

The amounts allocated to the purchased intangible assets consist of the following (in thousands):

	Weighted Average Life	Acquisition Fair Value
Trade Names	10 Years	$4,200
Technology	10 Years	3,300
Customer Relationships/Backlog	1.5 - 17 Years	61,500

		$69,000

Goodwill and other intangible assets reflected above were determined to meet the criterion for recognition apart from tangible assets acquired and liabilities assumed. The goodwill is primarily attributable to expected synergies and the assembled workforce. Purchased intangible assets and goodwill are not expected to be deductible for tax purposes.

The following is a summary of the sales and amounts included in income from operations for Peco included in the consolidated financial statements of the Company from the date of acquisition to September 28, 2013 (in thousands):

Sales	$15,698
Operating Income	$30

The following summary, prepared on a pro forma basis, combines the consolidated results of operations of the Company with those of the acquired business as if the acquisition took place on January 1, 2012. The pro forma consolidated results include the impact of certain adjustments, including increased interest expense on acquisition debt, amortization of purchased intangible assets and income taxes.

	Nine months Ended		Three Months Ended
(In thousands)	September 28, 2013 Pro Forma	September 29, 2012 Pro Forma	September 28, 2013 Pro Forma	September 29, 2012 Pro Forma
Sales	$280,714	$256,571	$93,517	$87,689
Net Income	23,209	17,973	7,278	5,588
Basic Earnings Per Share	1.33	1.05	0.42	0.33
Diluted Earnings Per Share	1.27	0.99	0.40	0.31

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the three months and nine months ended September 28, 2013. The pro forma results are not intended to be a projection of future results.

AeroSat, Inc.

Subsequent to the end of the third quarter on October 1, 2013, the Company entered into an agreement to acquire certain assets and liabilities of AeroSat, Inc. (“AeroSat”) a New Hampshire corporation and related entities for $12.0 million plus contingent consideration up to a maximum earn out of $53.0 million. An earn out begins to be payable if sales in 2014 exceed $30.0 million and if sales in 2015 exceed $40.0 million (the base sales level). The contingent consideration is based on a formula that is approximately 15% of sales in excess of the base sales level for each year. AeroSat is an equipment manufacturer of WIFI antenna systems for aircraft. AeroSat will be reported in the Company’s Aerospace segment.

PGA Electronic, SA

Subsequent to the end of the third quarter on November 4, 2013, the Company entered into an agreement to acquire all of the issued and outstanding capital stock of PGA Electronic, SA, (“PGA”) a French corporation for €21.4 million, (approximately $28.0 million) which will be paid in a combination of approximately 60% cash and 40% in Astronics common stock. PGA is an equipment manufacturer in the field of motion, lighting, in-flight entertainment and communications systems and cabin management systems dedicated to the aircraft cabins. PGA is expected to be part of the Company’s Aerospace segment.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10-K for the year ended December 31, 2012.)

OVERVIEW

Astronics Corporation, through its subsidiaries Astronics Advanced Electronic Systems Corp., Ballard Technology, DME Corporation, Luminescent Systems Inc., Luminescent Systems Canada Inc., Max-Viz, Inc. and Peco Inc. designs and manufactures electrical power generation systems, control and distribution systems, lighting systems and components, aircraft safety products, avionics databus solutions, enhanced vision systems, interior components and systems and test, training and simulation systems. The Company operates in two distinct segments, Aerospace and Test Systems and has nine principal facilities. The Company has one location in each of New York State, New Hampshire and Quebec, Canada, and two facilities in each of Washington State, Oregon and Florida.

Our Aerospace segment serves four primary markets. They are the military, commercial transport, business jet and other. We serve one primary market in the Test Systems segment, which is the military. Our strategy is to develop and maintain positions of technical leadership in chosen aerospace and test system markets, to leverage those positions to grow the amount of content and volume of product it sells to the markets in those segments and to selectively acquire businesses with similar technical capabilities that could benefit from our leadership position and strategic direction.

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

Peco, Inc.

On May 28, 2013, we entered into a Stock Purchase Agreement (the “Agreement”) by and among the Company and Peco, Inc., an Oregon corporation, (“Peco”) pursuant to which the Company has agreed to acquire all of the issued and outstanding capital stock of Peco. The business combination was completed July 18, 2013. Peco is included in our Aerospace segment.

Under the terms of the Agreement the purchase consideration paid for the stock of Peco was $136.0 million in cash.

AeroSat, Inc.

Subsequent to the end of the third quarter on October 1, 2013, we entered into an agreement to acquire certain assets and liabilities of AeroSat, Inc. (“AeroSat”) a New Hampshire corporation and related entities for $12.0 million plus contingent consideration up to a maximum earn out of $53.0 million. An earn out begins to be payable if sales in 2014 exceed $30.0 million and if sales in 2015 exceed $40.0 million (the base sales level). The contingent consideration is based on a formula that is approximately 15% of sales in excess of the base sales level for each year. AeroSat is an equipment manufacturer of WIFI antenna systems for aircraft. AeroSat will be reported in the Company’s Aerospace segment.

PGA Electronic, SA

Subsequent to the end of the third quarter on November 4, 2013, we entered into an agreement to acquire all of the issued and outstanding capital stock of PGA Electronic, SA, (“PGA”) a French corporation for €21.4 million, (approximately $28.0 million) which will be paid in a combination of approximately 60% cash and 40% in Astronics common stock. PGA is an equipment manufacturer in the field of motion, lighting, in-flight entertainment and communications systems and cabin management systems dedicated to the aircraft cabins. PGA is expected to be part of the Company’s Aerospace segment.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Nine months Ended		Three Months Ended
(Dollars in thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Sales	$234,481	$199,026	$89,681	$68,899
Gross Profit	$62,685	$51,891	$23,785	$16,717
Gross Profit Percentage	26.7%	26.1%	26.5%	24.3%
SG&A Expenses as a Percentage of Sales	13.3%	13.7%	12.7%	13.2%
Interest Expense, net of interest income	$2,085	$803	$1,605	$274
Effective Tax Rate	28.8%	32.1%	33.4%	33.2%
Net Earnings	$20,877	$16,219	$7,155	$4,930

A discussion by segment can be found at “Segment Results of Operations and Outlook” in this MD&A.

Third Quarter:

Our consolidated sales for the third quarter of 2013 increased by 30.2% to $89.7 million compared with $68.9 million for the same period last year. Aerospace sales increased by $21.7 million and Test Systems sales decreased by $0.9 million. We acquired Peco, Inc. on July 18, 2013. Peco sales for the 2013 third quarter and year to date totaled $15.7 million and are reported in our aerospace segment. See further discussion in Segment Results of Operation and Outlook below.

Consolidated gross margin was 26.5% for the third quarter of 2013 compared with 24.3% for the third quarter of 2012. The gross margin increase was due to margin leverage achieved from increased sales volume and lower warranty and inventory obsolescence expense in 2013 as compared with the prior year. Engineering and development (“E&D”) costs were $12.4 million in the third quarter of 2013 compared with $12.8 million in the same period of 2012, a decrease of $0.4 million. Expense relating to warranty and inventory reserves decreased by $2.1 million in the 2013 third quarter compared with the 2012 third quarter. The gross margin on Peco sales was negatively impacted by $2.0 million for the turn of inventory fair value adjustments required by acquisition accounting for the acquired Peco inventory. We expect the remainder of the inventory fair value write up to be turn in the fourth quarter of this year. We expect this will have a negative impact on gross margins of approximately $3.0 million in the fourth quarter.

Selling, general and administrative (“SG&A”) expenses were $11.4 million, or 12.7% of sales in the third quarter of 2013 compared with $9.1 million, or 13.2% of sales in the same period last year. The increase was due primarily to the acquisition of Peco in the third quarter which added approximately $2.0 million including amortization expense of $1.1 million relating to purchased intangible assets of Peco. Decreases in legal expenses were offset by increased acquisition and financing activity expenses.

Amortization expense in the third quarter and year to date relating to Peco intangible assets was $1.1 million. We expect amortization expense in the fourth quarter relating to Peco intangible assets to be approximately $1.7 million.

The effective tax rate for the third quarter of 2013 was lower than the federal statutory rate, due to the recognition of domestic R&D tax credits totaling approximately $0.2 million.

Year to date:

Consolidated sales for the first nine months of 2013 increased by 17.8% to $234.5 million compared with $199.0 million for the same period last year. Aerospace sales increased by $37.7 million while Test Systems revenue decreased by $2.2 million in the first nine months of 2013. See further discussion in Segment Results of Operation and Outlook below.

Consolidated gross margin was 26.7% for the first nine months of 2013 compared with 26.1% for the first nine months of 2012. The increase was due to the leverage achieved from the increased sales volume plus lower warranty and lower inventory obsolescence expense, being partially offset by increased E&D costs in 2013 as compared with the prior year. E&D costs were $38.6 million in the first nine months of 2013 compared with $33.9 million in the same period of 2012, an increase of $4.7 million. We expect our full year consolidated E&D expenses for 2013 to be in the range of $52 million to $54 million including $1.0 million to $2.0 million from the addition of Peco, Inc.

SG&A expenses for the first nine months of 2013 were approximately $31.3 million, or 13.3% of sales, compared with $27.2 million, or 13.7% of sales in the same period last year. The increase was due primarily to the acquisition of Peco, which incrementally added $2.0 million to SG&A along with increased professional expense related to acquisition and financing activity expenses when compared with the prior year.

The effective tax rate for the first nine months of 2013 was lower than the federal statutory rate, due to the domestic production activity deduction as well as the recognition of domestic R&D tax credits for the prior year totaling approximately $1.1 million. The 2012 R&D tax credits were not recognized in 2012, as the American Tax Payer Relief Act of 2012 which extended the R&D tax credit for 2012, was not enacted until 2013. We expect our effective tax rate for the fourth quarter of 2013 to be in the range of 31% to 33%.

Earnings per share for all periods presented have been calculated reflecting the impact of the twenty percent distribution of Class B Stock for shareholders of record on October 10, 2013.

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

AEROSPACE

	Nine months Ended		Three Months Ended
(In thousands)	Sept 28, 2013	Sept 29, 2012	Sept 28, 2013	Sept 29, 2012
Sales	$227,870	$190,212	$87,525	$65,788
Operating profit	$41,112	$33,358	$15,377	$10,577
Operating Margin	18.0%	17.5%	17.6%	16.1%

	Sept 28, 2013	Dec 31, 2012
Total Assets	$349,363	$177,168
Backlog	$159,468	$110,915

Aerospace Sales by Market

	Nine months Ended		Three Months Ended
(In thousands)	Sept 28, 2013	Sept 29, 2012	Sept 28, 2013	Sept 29, 2012
Commercial Transport	$161,806	$133,220	$64,580	$47,933
Military	33,400	27,813	12,702	8,733
Business Jet	22,336	21,773	6,705	6,835
Other	10,328	7,406	3,538	2,287

	$227,870	$190,212	$87,525	$65,788

Aerospace Sales by Product Line

	Nine months Ended		Three Months Ended
(In thousands)	Sept 28, 2013	Sept 29, 2012	Sept 28, 2013	Sept 29, 2012
Electrical Power	$133,793	$118,133	$47,142	$42,167
Lighting & Safety	67,218	54,521	30,009	17,222
Avionics	13,553	10,152	3,857	4,112
Structures	2,801	—	2,801	—
Other	10,505	7,406	3,716	2,287

	$227,870	$190,212	$87,525	$65,788

Our aerospace product lines have been reorganized compared to our historical presentation. The following table maps prior reported product lines to our current reported product lines. Peco products are included in lighting & safety, structures and other.

New Product Line

Electrical Power	- Now Includes Cabin Electronics, Airframe Power

Lighting & Safety	- Now Includes Aircraft Lighting and Peco Safety Products

Avionics	- Now Includes Avionics

Structures	- Now Includes Peco Structures Products

Other	- Now Includes Airfield Lighting and Other Peco Products

We acquired Peco. Inc. on July 18, 2013. Peco sales for the 2013 third quarter and year to date totaled $15.7 million. Year to date and third quarter 2013 Peco lighting & safety sales were $11.2 million. Peco structures sales were $2.8 million and Peco other sales were $1.7 million. Peco did not contribute measurably to operating results in the third quarter due to expenses related to purchase accounting resulting in an operating margin that was lower than what we expect in the long-term. Amortization expense in the third quarter and year to date relating to Peco intangible assets was $1.1 million. We expect amortization expense in the fourth quarter relating to Peco intangible assets to be approximately $1.7 million. Additionally, the third quarter operating results were negatively affected by the expensing of $2.0 million of fair value purchase accounting inventory write ups on purchased Peco inventory. In the fourth quarter we expect the remainder of balance of the purchase accounting inventory fair value write up to be expensed. We expect this will have an impact in the fourth quarter of $3.0 million. We expect quarterly amortization expense for acquired Peco intangible assets to be in the range of $1.5 million to $1.7 million in 2014.

Third Quarter:

Sales in the third quarter to the Commercial Transport market increased due to higher sales of electrical power products, increased lighting and safety products and increased sales of structures aerospace products. Sales of electrical power products grew as global demand for passenger power systems continued to be strong. Lighting & safety product sales in the commercial transport market increased due primarily to the acquisition of Peco, which added $11.2 million in sales to this product line and market. Additionally, Peco sales increased structures sales to the commercial market by $2.8 million. These increases were slightly offset by lower sales of avionics products to the commercial transport market.

Military sales were up compared with last year as a result of higher sales of lighting & safety, avionics and electrical power products.

Sales to the Business Jet market were flat when compared with last year’s third quarter as higher electrical power product sales were offset by lower lighting & safety and lower avionics product sales to this market.

Sales to other markets increased due primarily to the addition of Peco which added $1.5 million to other market sales.

Aerospace operating profit for the third quarter of 2013 was $15.4 million, or 17.6% of sales, compared with $10.6 million, or 16.1% of sales, in the same period last year. The increase in the operating profit was due to leverage from the increased sales volume and decreases in legal expenses, partially offset by increased amortization and compensation expenses.

Year to date:

Year to date sales to the Commercial Transport market increased due to higher sales of electrical power products, lighting & safety products as well as structures products. Electrical power products grew as global demand for passenger power systems continued to be strong. Lighting & safety product sales increased due primarily to the acquisition of Peco, which added $11.2 million to sales in this market. Peco added $2.8 million to structures sales in the commercial market. These increases were slightly offset by softer sales of avionics products to the commercial transport market.

Sales to the Military were up compared with last year primarily as a result of higher sales of lighting & safety, avionics and electrical power product lines.

Sales to the Business Jet market were up slightly as higher avionics product sales were offset by lower lighting & safety product sales to this market. The increase in sales of other products was due primarily to increased sales of airfield lighting products and the acquisition of Peco.

Other aerospace sales increased primarily due to increased airfield lighting sales and the addition of other Peco products.

Aerospace operating profit for the first nine months of 2013 was $41.1 million, or 18.0% of sales, compared with $33.4 million, or 17.5% of sales, in the same period last year. The increase in the operating profit was due to leverage from the increased sales volume and decreases in legal expenses partially offset by increased E&D, amortization and compensation expenses.

2013 Outlook for Aerospace – We expect 2013 sales for our Aerospace segment to be in the range of $325 million to $335 million. The forecast includes sales for Peco, acquired July 18, 2013 in the range of $32 million to $34 million for the remainder of 2013. The forecast includes sales for AeroSat, acquired October 1, 2013 in the range of $1 million to $2 million for the remainder of 2013. The Aerospace segment’s backlog at the end of the third quarter of 2013 was $159.5 million with approximately $86.0 million expected to be shipped over the remaining part of 2013 and $144.5 million is expected to ship over the next 12 months.

TEST SYSTEMS

	Nine months Ended		Three Months Ended
(In thousands)	Sept 28, 2013	Sept 29, 2012	Sept 28, 2013	Sept 29, 2012
Gross Sales	$7,207	$8,814	$2,660	$3,111
Less Intersegment Sales	(596)	—	(504)	—

Net Sales	6,611	8,814	2,156	3,111

Operating loss	$(2,880)	$(3,525)	$(745)	$(1,132)
Operating Margin	(40.0)%	(40.0)%	(28.0)%	(36.4)%

	Sept 28, 2013	Dec 31, 2012
Total Assets	$9,584	$18,121
Backlog	$8,731	$3,565

All sales for the Test Systems segment are from the Military Market.

Sales in the 2013 third quarter decreased $0.9 million to $2.2 million when compared with sales of $3.1 million for the same period in 2012. Sales for the first nine months of 2013 decreased $2.2 million to $6.6 million when compared with sales of $8.8 million for the same period in 2012.

Test Systems operating loss for the third quarter of 2013 was $0.7 million or (28.0)%, compared with $1.1 million or (36.4)% in the same period last year. The operating loss for the first nine months of 2013 was $2.9 million or (40.0)%, compared with $3.5 million or (40.0)% in the same nine month period last year. The margins for both the third quarter and first nine months of 2013 from the lower sales volume were not sufficient to cover fixed operating costs. Near the end of the first quarter of 2013, in light of continued low customer orders the test segment rationalized its cost structure primarily through reducing its head count in an effort to reduce its operating loss.

2013 Outlook for Test Systems – We expect sales for the Test Systems segment for 2013 to be approximately $10 million. The Test Systems segment’s backlog at the end of the third quarter of 2013 was $8.7 million, of which $6.1million is scheduled to ship over the next 12 months.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $34.1 million during the first nine months of 2013, as compared with $17.1 million during the first nine months of 2012. The change was due to higher net income and less cash used for working capital components in 2013 compared with 2012.

Cash used for investing activities was $140.7 million in the first nine months of 2013 compared with $21.1 million used in the first nine months of 2012. The increase was due to the acquisition of Peco. The Company expects capital spending in 2013 to be approximately $7 million to $24 million, including approximately $14 million for a possible acquisition of a new facility for Peco.

Cash provided by financing activities totaled $167.4 million compared with cash provided by financing activities of $0.7 million in the first nine months of 2012. The increase was due to debt financing used primarily to acquire Peco in the third quarter of 2013.

The Company’s cash needs for working capital, debt service and capital equipment during the balance of 2013 is expected to be met by cash flows from operations, cash balances and if necessary, utilization of the revolving credit facility.

In 2013 we amended our Credit Facility twice. On March 27, 2013, the Company extended and modified its existing credit facility by entering into Amendment No, 1 (the “Amendment”), to the Second Amended and Restated Credit Agreement (the “Credit Agreement”). The Amendment provides for an increase in the Company’s revolving credit facility from $35 million to $75 million and for an extension of the maturity date of the revolving credit facility to March 27, 2018.

Covenants were modified to eliminate the maximum capital expenditure limit, the cap on permitted acquisitions was increased to $25 million per acquisition and $50 million in the aggregate and the permitted allowance for share repurchases was increased to $20 million. In addition, the maximum permitted Leverage Ratio as defined in the agreement has been increased to 3.75 to 1 for each fiscal quarter ending on or after March 31, 2013 and to 3.50 to 1 for each fiscal quarter ending after March 31, 2015.

On July 18, 2013, in connection with the acquisition and funding of the Peco acquisition, the Company amended the credit facility by entering into a Third Amended and Restated Credit Agreement ( the “Credit Agreement”). The Credit Agreement provides for a $75 million five-year revolving credit facility and a $190 million five-year term loan, both expiring in June 2018. The amended credit facility carries an interest rate ranging from 225 basis points to 350 basis points above LIBOR, depending on the Company’s leverage ratio as defined in the Credit Agreement. Variable principal payments on the term loan will be quarterly through July 2018 with a balloon payment of $123.5 million at maturity. The credit facility is secured by substantially all of the Company’s assets. In addition, the Company is required to pay a commitment fee of between 25 basis points and 50 basis points on the unused portion of the total credit commitment for the preceding quarter, based on the Company’s leverage ratio under the Credit Agreement. Principal installments are payable on the term loan in varying percentages quarterly through March 31, 2018 with a balloon payment at maturity and with mandatory prepayments being required in certain circumstances based on excess cash flow as defined in the agreement. At September 28, 2013, $190.0 million is outstanding on the term loan.

Scheduled principal payments on the new term loan are as follows (in thousands):

2013	$4,750
2014	9,500
2015	11,875
2016	16,625
2017	19,000
2018	128,250

Total	$190,000

The proceeds of the term loan were used to finance the Peco Acquisition, extinguish our $7.0 million outstanding balance on the existing term loan, pay off the $7.0 million outstanding on the existing revolving credit facility, pay off $0.5 million of other term debt and to provide cash for future general corporate purposes.

Covenants have not been modified since March 27, 2013. The maximum permitted Leverage Ratio as defined in the Credit Agreement continues to be 3.75 to 1 as of the end of each fiscal quarter through March 31, 2015 and 3.50 to 1 for each fiscal quarter ending thereafter. The covenant for minimum fixed charge coverage as defined in the Credit Agreement is to be not less than 1.25 to 1 as of each fiscal quarter end.

There was no balance outstanding on our revolving credit facility at September 28, 2013, $7.0 million was outstanding at December 31, 2012. The Company had borrowing capacity available on its revolving credit facility of $51.5 million at September 28, 2013. At September 28, 2013, outstanding letters of credit totaled $8.8 million.

At September 28, 2013, we were in compliance with all of the covenants pursuant to the credit facility.

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

BACKLOG

The Company’s backlog was $168.2 million at September, 28 2013, $114.5 million at December 31, 2012 and $115.6 million at September 29, 2012. Backlog at September 28, 2013 included $39.7 million for Peco.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table represents contractual obligations as of September 28, 2013:

	Payments Due by Period
(In thousands)	Total	2013	2014-2015	2016-2017	After 2017
Purchase Obligations $	$28,072	$16,963	$11,109	$—	$—
Long-term Debt	198,669	5,100	23,558	37,806	132,205
Supplemental Retirement Plan and Post Retirement Obligations	15,341	98	782	782	13,679
Operating Leases	4,669	502	3,183	845	139
Interest on Long-term Debt	32,840	1,933	15,033	12,529	3,345
Other Long-term Liabilities	1,559	168	1,142	174	75

Total Contractual Obligations	$281,150	$24,764	$54,807	$52,136	$149,443

Notes to Contractual Obligations Table

Purchase Obligations — Purchase obligations are comprised of the Company’s commitments for goods and services in the normal course of business.

Operating Leases — Operating lease obligations are primarily related to facility leases for our DME—Orlando, Ballard, Max-Viz, Peco and our Luminescent Systems Canada operations.

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

Risk due to fluctuation in interest rates is a function of the Company’s floating rate debt obligations, which total approximately $198.7 million at September 28, 2013. To offset a portion of this exposure, the Company has one interest rate swap to fix the interest rate on a portion of the underlying debt for a set period of time.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Market Risk in Item 2, above.

Item 4. Controls and Procedures

a)	The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 28, 2013. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 28, 2013.

b)	Changes in Internal Control over Financial Reporting—There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

During the third quarter of 2013, the Company settled its case with AE Liquidation, Inc. with no significant impact to the results of our operations.

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

As of September 28, 2013, the Company has a significant concentration of business with two customers, Panasonic Avionics Corporation and The Boeing Company, where a significant reduction in sales would negatively impact our sales and earnings. We provide Panasonic with electrical power products which, in total were approximately 30% of revenue during the first nine months of 2013. We provide Boeing with lighting & safety products and structures products which, in total were approximately 12% of revenue during the first nine months of 2013.

As a result of the Peco acquisition, in addition to the loss of Panasonic Aviation Corporation, the loss of The Boeing Company (“Boeing”) as a major customer or a significant reduction in sales to either of these companies would reduce our sales and earnings significantly.

Our largest customer is Panasonic Aviation Corporation. We provide Panasonic with electrical power products, which in total on a stand-alone basis, were approximately 38.0% of our fiscal 2012 sales and 30% of sales for the first nine months of 2013. We provide Boeing with lighting & safety products and structures products, which in total, were approximately 6.0% of our fiscal 2012 sales and 12% of sales for the first nine months of 2013. The loss of Panasonic Aviation Corporation or Boeing as a customer or a significant reduction in sales to either would have a material adverse effect on our business, financial condition and results of operations. Furthermore, if either Panasonic Aviation Corporation or Boeing : (1) experiences a decrease in requirements for the products which we supply to it; (2) experiences a major disruption in its business, such as a strike, work stoppage or slowdown, a supply-chain problem or a decrease in orders from its customers; or (3) files for bankruptcy protection; our business, financial condition and results of operations could be materially adversely affected.

If the liabilities of Peco are greater than expected, or if there are unknown obligations of Peco, our business could be materially and adversely affected.

As a result of the acquisition of Peco, the liabilities of Peco, including contingent liabilities, is consolidated with the Company’s. We may learn additional information about the business of Peco that adversely affects the Company, such as unknown liabilities, issues relating to internal controls over financial reporting or issues that could affect our ability to comply with other applicable laws, including healthcare laws and regulations. As a result, we cannot assure you that the acquisition of Peco will be successful or will not, in fact, harm our business. Among other things, if Peco’s liabilities are greater than expected, or if there are obligations of Peco of which we are not aware, our business could be materially and adversely affected. We have limited indemnification rights in connection with matters affecting Peco. Peco may also have other unknown liabilities which we will be responsible for after the acquisition. If we are responsible for liabilities not covered by indemnification rights or substantially in excess of amounts covered through any indemnification rights, we could suffer severe consequences that would substantially reduce our earnings and cash flows.

If we fail to successfully integrate Peco into our internal control over financial reporting or if the current internal control of Peco over financial reporting were found to be ineffective, the integrity of the Company’s financial reporting and Peco’s financial reporting could be compromised which could result in a material adverse effect on our reported financial results.

As a private company, Peco was not subject to the requirements of the Securities Exchange Act of 1934, as amended, with respect to internal control over financial reporting. For calendar year 2013, our management evaluation and auditor attestation regarding the effectiveness of our internal control over financial reporting will be permitted to exclude the operations of Peco. The integration of Peco into our internal control over financial reporting will require significant time and resources from our management and other personnel and will increase our compliance costs. If we fail to successfully integrate these operations into our internal control over financial reporting, our internal control over financial reporting may not be effective. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our ability to accurately report our financial results and the market’s perception of our business and our stock price.

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

The amount of debt we have outstanding, as well as any debt we may incur in the future, could have an adverse effect on our operational and financial flexibility and our ability to obtain financing in the future.

As of September 28, 2013 we had approximately $198.7 million of debt outstanding, of which $188.1 million is long-term debt. We also have had $75 million of availability (without giving effect to approximately $8.8 million of outstanding letters of credit) under our senior bank credit facility. Changes to our level of debt subsequent to September 28, 2013 could have significant consequences, including the following:

•	we could have greater difficulty satisfying our obligations;

•	depending on interest rates and debt maturities, a substantial portion of our cash flow from operations could be dedicated to paying principal and interest on our debt, thereby reducing funds available for our acquisition strategy, capital expenditures or other purposes;

•	a significant amount of debt could make us more vulnerable to adverse changes in economic and general industry conditions or increases in prevailing interest rates, because a portion of our borrowings are and will continue to be at variable rates of interest;

•	our ability to obtain additional debt or equity financing for acquisitions, capital expenditures or for other purposes could be impaired due to applicable financial or restrictive covenants in our debt agreements;

•	the increase in the amount of debt we have outstanding increases the risk of non-compliance with some of the covenants in our debt agreements which require us to maintain specified financial ratios; and

•	we may be more leveraged than some of our competitors, which may result in a competitive disadvantage.

In addition, the indenture governing the debt permits us and our restricted subsidiaries to incur substantial additional indebtedness in the future. If we or our subsidiaries incur additional long-term debt, our risks could intensify.

Item 2. Unregistered sales of equity securities and use of proceeds

(c) The following table summarizes the Company’s purchases of its common stock for the quarter ended September, 28 2013:

Period	(a) Total number of shares Purchased(1)	(b) Average Price Paid per Share	(c) Total number of shares Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 30, 2013 – July 27, 2013	—	—	—	—
July 28, 2013 – August 24, 2013	—	—	—	—
August 25, 2013 – September 28, 2013	—	—	—	—
Total	—	—	—	—

(1)	In connection with the exercise of stock options, we accept, from time to time, delivery of shares to pay the exercise price of stock options. During the third quarter of 2013, there were no shares accepted in connection with the exercise of stock options.

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

ASTRONICS CORPORATION
(Registrant)

Date: November 5, 2013	By: /s/ David C. Burney
David C. Burney
Vice President-Finance and Treasurer (Principal Financial Officer)