Form 10-K
period 2013-12-31
ASTRONICS CORP
filed 2014-03-07
CIK 8063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of January 31, 2014, 17,876,973 shares were outstanding, consisting of 13,589,794 shares of Common Stock $.01 Par Value and 4,287,179 shares of Class B Stock $.01 Par Value. The aggregate market value, as of the last business day of the Company’s most recently completed second fiscal quarter, of the shares of Common Stock and Class B Stock of Astronics Corporation held by non-affiliates was approximately $390,085,268 (assuming conversion of all of the outstanding Class B Stock into Common Stock and assuming the affiliates of the Registrant to be its directors, executive officers and persons known to the Registrant to beneficially own more than 10% of the outstanding capital stock of the Corporation).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders to be held May 13, 2014 are incorporated by reference into Part III of this Report.

ASTRONICS CORPORATION

Index to Annual Report

on Form 10-K

Year Ended December 31, 2013

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

Astronics is a leading supplier of products to the aerospace and defense industries. Our products include advanced, high-performance lighting and safety systems, electrical power generation and distribution systems, aircraft structures, avionics products and other products for the global aerospace industry as well as test, training and simulation systems primarily for the military.

We have twelve primary locations; ten in the United States, one in Canada, and one in France. We design and build our products through our wholly owned subsidiaries Astronics Advanced Electronic Systems Corp. (“AES”); Astronics AeroSat Corporation (“AeroSat”); Ballard Technology, Inc. (“Ballard”); DME Corporation (“DME”); Luminescent Systems, Inc. (“LSI”); Luminescent Systems Canada, Inc. (“LSI Canada”); Max-Viz, Inc. (“Max-Viz”); Peco, Inc. (“Peco”) PGA Electronic s.a. (“PGA”) and Astronics Test Systems, Inc. We have two reportable segments, Aerospace and Test Systems.

On May 28, 2013 Astronics entered into a Stock Purchase Agreement to acquire all of the outstanding capital stock of Peco. The acquisition was completed on July 18, 2013. Peco designs and manufactures highly engineered commercial aerospace interior components and systems for the aerospace industry. Peco is a member of our Aerospace segment.

On October 1, 2013 Astronics acquired certain assets and liabilities from AeroSat Corporation and related entities, a manufacturer of fuselage and tail-mounted antenna systems for commercial transport, business jet, and military aircraft. AeroSat is a member of our Aerospace segment.

On November 4, 2013, the company entered into a sale agreement and a guarantee agreement to acquire all of the outstanding capital stock of PGA. The purchase price was paid with a combination of cash and Astronics’ stock. The acquisition was completed on December 5, 2013. PGA designs and manufactures seat motion and lighting systems primarily for business and first class aircraft seats and is Europe’s leading provider of in-flight entertainment/communication systems as well as cabin management systems for private VVIP aircraft. PGA is a member of our Aerospace segment.

On February 28, 2014, Astronics acquired, through a wholly owned subsidiary Astronics Test Systems, Inc. (“ATS”), certain assets and liabilities of EADS North America’s Test and Services division, located in Irvine, California. ATS is a leading provider of highly engineered automatic test systems, subsystems and instruments for semi-conductor and consumer electronics products to both the commercial and defense industries. ATS will be reported as a member of our Test Systems segment.

Products and Customers

Our Aerospace segment designs and manufactures products for the global aerospace industry. Product lines include lighting and safety systems, electrical power generation, distribution and motions systems, aircraft structures, avionics products and other products. Our Aerospace customers are the airframe manufacturers (OEM’s) that build aircraft for the commercial, military and general aviation markets, suppliers to those OEM’s, aircraft operators such as airlines and branches of the U.S. Department of Defense as well as the Federal Aviation Administration and airport operators. During 2013, this segment’s sales were divided 72% to the commercial transport market, 15% to the military aircraft market, 9% to the business jet market and 4% to other markets. Most of this segment’s sales are a result of contracts or purchase orders received from customers, placed on a day-to-day basis or for single year procurements rather than long-term multi-year contract commitments. On occasion the Company does receive contractual commitments or blanket purchase orders from our customers covering multiple year deliveries of hardware to our customers.

Including the acquisition of ATS, our Test Systems segment designs, develops, manufactures and maintains automatic test systems that support the semiconductor, aerospace, communications and weapons test systems as well as training and simulation devices for both commercial and military applications. In the Test Systems Segment, Astronics’ products are sold to a global customer base including OEMs and prime government contractors for both consumer electronics and military products.

During 2013, and before the acquisition of ATS, this segment’s sales were all to the military markets. This segment’s revenue is recognized at time of shipment and transfer of title and from long-term, primarily fixed price contracts using the percentage of completion method of accounting, measured by multiplying the estimated total contract value by the ratio of actual contract costs incurred to date to the estimated total contract costs. We make significant estimates involving usage of percentage-of-completion accounting to recognize contract revenues. We periodically review contracts in process for estimates-to-completion, and revise estimated gross profit accordingly. While we believe our estimated gross profit on contracts in process is reasonable, unforeseen events and changes in circumstances can take place in a subsequent accounting period that may cause us to revise our estimated gross profit on one or more of our contracts in process. Accordingly, the ultimate gross profit realized upon completion of such contracts can vary significantly from estimated amounts between accounting periods.

Sales by Segment, Geographic Region, Major Customer and Foreign Operations are provided in Note 18 of Item 8, Financial Statements and Supplementary Data in this report.

We have a significant concentration of business with two major customers, Panasonic Avionics Corporation and the Boeing Company. Sales to Panasonic Avionics accounted for 29.6% of sales in 2013, 38.0% of sales in 2012 and 35.7% of sales in 2011. Accounts receivable from this customer at December 31, 2013 and 2012 were $14.1 million and $17.4 million, respectively. Sales to the Boeing Company accounted for 14.5% of sales in 2013, 5.5% of sales in 2012 and 4.4% of sales in 2011. Accounts receivable from this customer at December 31, 2013 and 2012 were $6.5 million and $1.9 million, respectively.

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

Government Contracts

All U.S. Government contracts, including subcontracts where the U.S. Government is the ultimate customer, may be subject to termination at the election of the government. Our revenue stream relies on military spending. Approximately 17% of our consolidated sales were made to the military aircraft and military test systems markets combined.

Raw Materials

Materials, supplies and components are purchased from numerous sources. We believe that the loss of any one source, although potentially disruptive in the short-term, would not materially affect our operations in the long-term.

Seasonality

Our business is typically not seasonal.

Backlog

At December 31, 2013, our backlog was $214.2 million. At December 31, 2012, our backlog was $114.5 million. Backlog in the Aerospace segment was $207.1 million of which $199.3 million is expected to be realized in 2014. Backlog in the Test Systems segment was $7.1 million at December 31, 2013 of which $4.9 million is expected to be realized in 2014.

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

Research, Development and Engineering Activities

We are engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of our existing technologies. These costs are expensed when incurred and included in cost of sales. Research, development and engineering costs amounted to approximately $52.8 million in 2013, $44.9 million in 2012 and $36.1 million in 2011.

Employees

We employed 1,715 employees as of December 31, 2013. We consider our relations with our employees to be good. None of our employees are subject to collective bargaining agreements except for the hourly workforce at Peco.

Stock Distribution

On September 27, 2013, the Company announced a one-for-five distribution of Class B Stock to holders of both Common and Class B Stock. Stockholders received one share of Class B Stock for every five shares of Common and Class B Stock held on the record date of October 10, 2013. Fractional shares were paid in cash. All share quantities, share prices and per share data reported throughout this report have been adjusted to reflect the impact of this distribution.

Available information

We file our financial information and other materials as electronically required by the SEC with the SEC. These materials can be accessed electronically via the Internet at www.sec.gov. Such materials and other information about the Company are also available through our website at www.astronics.com.

ITEM 1A.	RISK FACTORS

The loss of Panasonic Avionics Corporation or the Boeing Company as major customers or a significant reduction in sales to either or both of those two customers would reduce our sales and earnings. In 2013 we had a concentration of sales to Panasonic representing approximately 29.6% of our sales and to the Boeing Company representing approximately 14.5% of our sales. The loss of one or both of these customers or a significant reduction in sales to them would significantly reduce our sales and earnings.

The amount of debt we have outstanding, as well as any debt we may incur in the future, could have an adverse effect on our operational and financial flexibility. As of December 31, 2013, we had approximately $200.3 million of debt outstanding, of which $188.0 million is long-term debt. Changes to our level of debt subsequent to December 31, 2013 could have significant consequences to our business, including the following:

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

A write-off of all or part of our goodwill or other intangible assets could adversely affect our operating results and net worth. At December 31, 2013, goodwill and purchased intangible assets were approximately 20.9% and approximately 20.6% of our total assets respectively. Our goodwill and other intangible assets may increase in the future since our strategy includes growing through acquisitions. We may have to write off all or part of our goodwill or purchased intangible assets if their value becomes impaired. Although this write-off would be a non-cash charge, it could reduce our earnings and net worth significantly.

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

Our inability to adequately enforce and protect our intellectual property or defend against assertions of infringement could prevent or restrict our ability to compete. We rely on patents, trademarks and proprietary knowledge and technology, both internally developed and acquired, in order to maintain a competitive advantage. Our inability to defend against the unauthorized use of these rights and assets could have an adverse effect on our results of operations and financial condition. Litigation may be necessary to protect our intellectual property rights or defend against claims of infringement. This litigation could result in significant costs and divert our management’s focus away from operations.

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

Our results of operations are affected by our fixed-price contracts, which could subject us to losses in the event that we have cost overruns. For the year ended December 31, 2013, fixed-price contracts represented almost all of the Company’s sales. On fixed-price contracts, we agree to perform the scope of work specified in the contract for a predetermined price. Depending on the fixed price negotiated, these contacts may provide us with an opportunity to achieve higher profits based on the relationship between our costs and the contract’s fixed price. However, we bear the risk that increased or unexpected costs may reduce our profit.

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

We are subject to financing and interest rate exposure risks that could adversely affect our business, liquidity and operating results. Changes in the availability, terms and cost of capital, increases in interest rates or a reduction in credit rating could cause our cost of doing business to increase and place us at a competitive disadvantage. At December 31, 2013, approximately 4% of our debt was at fixed interest rates with the remaining percentage subject to variable interest rates.

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

If we fail to meet expectations of securities analysts or investors due to fluctuations in our revenue or operating results, our stock price could decline significantly. Our revenue and earnings may fluctuate from quarter to quarter due to a number of factors, including delays or cancellations of programs. It is likely that in some future quarters our operating results may fall below the expectations of securities analysts or investors. In this event, the trading price of our stock could decline significantly. Our operations in foreign countries expose us to political and currency risks and adverse changes in local legal and regulatory environments.

Our operations in foreign countries expose us to political and currency risks and adverse changes in local legal and regulatory environments. In addition, our domestic operations have sales to foreign customers. In 2013, approximately 13.2% of our sales were to customers outside of the United States. Our financial results may be adversely affected by fluctuations in foreign currencies and by the translation of the financial statements of our foreign subsidiaries from local currencies into U.S. dollars. We expect international operations and export sales to continue to contribute to our earnings for the foreseeable future. Both the sales from international operations and export sales are subject in varying degrees to risks inherent in doing business outside of the United States. Such risks include the possibility of unfavorable circumstances arising from host country laws or regulations, changes in tariff and trade barriers and import or export licensing requirements, and political or economic reprioritization, insurrection, civil disturbance or war.

Government regulations could limit our ability to sell our products outside the United States and could otherwise adversely affect our business. In 2013, approximately 11.5% of our sales were subject to compliance with the United States export regulations. Our failure to obtain, or fully adhere to the limitations contained in, the requisite licenses, meet registration standards or comply with other government export regulations would hinder our ability to generate revenues from the sale of our products outside the United States. Compliance with these government regulations may also subject us to additional fees and operating costs. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position. In order to sell our products in European Union countries, we must satisfy certain technical requirements. If we are unable to comply with those requirements with respect to a significant quantity of our products, our sales in Europe would be restricted. Doing business internationally also subjects us to numerous U.S. and foreign laws and regulations, including regulations relating to import-export control, technology transfer restrictions, foreign corrupt practices and anti-boycott provisions. Our failure, or failure by an authorized agent or representative that is attributable to us, to comply with these laws and regulations could result in administrative, civil or criminal liabilities and could, in the extreme case, result in monetary penalties, suspension or debarment from government contracts or suspension of our export privileges, which would have a material adverse effect on us.

Our stock price is volatile. For the year ended December 31, 2013, our stock price ranged from a low of $18.99 to a high of $52.99. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

We are a defendant in an action filed in the Regional State Court of Mannheim, Germany (Lufthansa Technik AG v. Astronics Advanced Electronics Systems Corp.) relating to an allegation of patent infringement. The damages sought include injunctive relief, as well as monetary damages. We dispute the allegation and are vigorously defending ourselves in this action. We have filed a nullity action with the Federal Patent Court in Munich, Germany, requesting the court to revoke the German part of the European patent that is subject to the claim. In November 2011, the Regional State Court of Manheim, Germany, issued an interim decision to the effect that the infringement litigation proceedings be stayed until the Federal Patent Court decides on the concurrent nullity action. In February 2014, The Federal Patent Court issued a written judgment upholding the validity of a portion of the patent. This judgment is subject to appeal. However, as a result the judgment proclaimed by The Federal Patent Court the stay of the infringement litigation proceedings is no longer effective. At this time we are unable to provide a reasonable estimate of our potential liability or the potential amount of loss related to this action, if any. If the outcome of this litigation is adverse to us, our results and financial condition could be materially affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

On December 31, 2013, we occupied 759,000 square feet of space in the United States, Canada, and France, distributed as follows:

	Owned	Leased	Total
Aerospace:
East Aurora, NY	125,000	—	125,000
Ft. Lauderdale, FL	96,000	—	96,000
Kirkland, WA	92,000	7,600	99,600
Lebanon, NH	80,000	—	80,000
Portland, OR	—	155,000	155,000
Montierchaume, France	—	92,000	92,000
Montreal, Quebec, Canada	—	25,300	25,300
Everett, WA	—	16,000	16,000
Amherst, NH	—	14,500	14,500
Portland, OR	—	3,500	3,500
Hillsboro, OR	—	1,100	1,100

Aerospace Square Feet	393,000	315,000	708,000

Test Systems
Orlando, FL	—	51,000	51,000

Test Systems Square Feet	—	51,000	51,000

Total Square Feet	393,000	366,000	759,000

Our corporate headquarters is located in East Aurora, New York. The lease for the AES Kirkland warehouse facility expires in March, 2016. The lease for the PGA Montierchaume facility is a capital lease that will expire in December, 2018. At the end of the lease, title to this building will transfer to PGA. The lease for the LSI Canada facility in Montreal expires in July, 2018. The lease for the Ballard Everett facility expires in September, 2014. The lease for the AeroSat Amherst facility expires in July, 2015. The lease for the Max-Viz Portland facility expires in January, 2016. The lease for the Max-Viz Hillsboro facility expires in February, 2014 and is renewed annually. The lease for the DME Orlando facility expires in February, 2015 with one renewal option for seven years. Upon the expiration of our current leases, we believe that we will be able to either secure renewal terms or enter into leases for alternative locations at market terms. We believe that our properties have been adequately maintained and are generally in good condition.

In January 2014, Peco purchased two facilities totaling 233,000 square feet in Clackamas, Oregon for approximately $14.5 million and expects to invest an additional $7.0 million into the buildings before moving its operations into the buildings by the end of the fourth quarter of 2014. The leases on our two existing buildings expire in June, 2015 and June, 2017. Peco has given notice of termination on these two building leases.

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

We are a defendant in an action filed in the Regional State Court of Mannheim, Germany (Lufthansa Technik AG v. Astronics Advanced Electronics Systems Corp.) relating to an allegation of patent infringement. The damages sought include injunctive relief, as well as monetary damages. We dispute the allegation and are vigorously defending ourselves in this action. We have filed a nullity action with the Federal Patent Court in Munich, Germany, requesting the court to revoke the German part of the European patent that is subject to the claim. In November 2011, the Regional State Court of Manheim, Germany, issued an interim decision to the effect that the infringement litigation proceedings be stayed until the Federal Patent Court decides on the concurrent nullity action. In February 2014, The Federal Patent Court issued a written judgment upholding the validity of a portion of the patent. This judgment is subject to appeal. However, as a result the judgment proclaimed by The Federal Patent Court the stay of the infringement litigation proceedings is no longer effective. At this time we are unable to provide a reasonable estimate of our potential liability or the potential amount of loss related to this action, if any. If the outcome of this litigation is adverse to us, our results and financial condition could be materially affected.

Other than this proceeding, we are not party to any significant pending legal proceedings that management believes will result in material adverse effect on our financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the range of prices for the Company’s Common Stock, traded on the NASDAQ National Market System, for each quarterly period during the last two years. The approximate number of shareholders of record as of January 31, 2014, was 905 for Common Stock and 1,298 for Class B Stock.

2013	High	Low
First	$24.85	$18.99
Second	34.21	21.16
Third	42.37	32.23
Fourth	52.99	38.86

2012	High	Low
First	$26.52	$26.74
Second	25.50	17.86
Third	22.63	19.66
Fourth	22.31	16.54

The Company has not paid any cash dividends in the three-year period ended December 31, 2013. The Company has no plans to pay cash dividends as it plans to retain all cash from operations as a source of capital to finance growth in the business.

On September 27, 2013, the Company announced a twenty percent distribution of Class B Stock to holders of both Common and Class B Stock. Stockholders received one share of Class B Stock for every five shares of Common and Class B Stock held on the record date of October 10, 2013. Fractional shares were paid in cash. All share quantities, share prices and per share data reported throughout this report have been adjusted to reflect the impact of this distribution.

With respect to information regarding our securities authorized for issuance under equity incentive plans, the information contained in the section entitled “Equity Compensation Plan Information” of our definitive Proxy Statement for the 2014 Annual Meeting of Shareholders is incorporated herein by reference.

The Company repurchased and subsequently retired approximately 4,073 shares of common stock in conjunction with the exercise of stock options in 2013. In October of 2012, all shares held in the treasury were permanently retired.

The following graph charts the annual percentage change in return on the Company’s common stock compared to the S&P 500 Index — Total Return and the NASDAQ US and Foreign Securities:

		2008	2009	2010	2011	2012	2013

Astronics Corp.	Return %	—	-3.93	145.61	85.02	-27.61	122.90
	Cum $	100.00	96.07	235.96	436.57	316.05	704.48

S&P 500 Index - Total Returns	Return %	—	26.46	15.06	2.11	16.00	32.39
	Cum $	100.00	126.46	145.51	148.59	172.37	228.19

NASDAQ Stock Market (US and Foreign Companies)	Return %	—	45.32	18.02	-0.85	17.41	40.11
	Cum $	100.00	145.32	171.51	170.05	199.67	279.75

ITEM 6.	SELECTED FINANCIAL DATA

Five-Year Performance Highlights

	2013(6)	2012(5)	2011 (4)	2010	2009(3)
(Amounts in thousands, except for employee and per share data)
PERFORMANCE:
Sales	$339,937	$266,446	$228,163	$195,754	$191,201
Impairment Loss (2)	$—	$—	$(2,500)	$—	$(19,381)
Net Income (Loss)	$27,266	$21,874	$21,591	$14,948	$(3,802)
Net Margin	8.0%	8.2%	9.5%	7.6%	(2.0)%
Diluted Earnings (Loss) per Share (1)	$1.49	$1.20	$1.21	$0.88	$(0.23)
Weighted Average Shares Outstanding – Diluted (1)	18,359	18,157	17,817	17,129	16,292
Return on Average Equity	18.4%	19.2%	24.0%	21.8%	(6.4)%

YEAR-END FINANCIAL POSITION:
Working Capital	$125,961	$60,042	$58,833	$65,855	$52,857
Total Assets	$491,271	$211,989	$174,905	$150,888	$138,714
Indebtedness	$200 320	$29,983	$33,263	$38,578	$44,776
Shareholders’ Equity	$171,509	$125,134	$102,863	$77,215	$60,113
Book Value Per Share (1)	$9.61	$7.21	$6.04	$4.65	$3.68

OTHER YEAR-END DATA:
Depreciation and Amortization	$11,059	$6,905	$4,943	$4,881	$7,342
Capital Expenditures	$6,868	$16,720	$14,281	$3,568	$2,466
Shares Outstanding (1)	17,858	17,353	17,124	16,618	16,357
Number of Employees	1,715	1,156	1,081	1,010	1,035

(1)	- Diluted Earnings (Loss) Per-Share, Weighted Average Shares Outstanding-Diluted, Book Value Per-Share and Shares Outstanding have been adjusted for the impact of the September 27, 2013 twenty percent Class B Stock distribution, the October 15, 2012 three-for-twenty Class B stock distribution and the August 16, 2011 one-for-ten Class B stock distribution.
(2)	- The Company recorded a $2.4 million goodwill impairment charge and a $0.1 million impairment charge to purchased intangible assets during the fourth quarter of 2011. The Company recorded a $14.2 million goodwill impairment charge and a $5.2 million impairment charge to purchased intangible assets during the fourth quarter of 2009. Refer to “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” and Notes 4 and 5 of our consolidated financial statements for additional information on Intangible Assets and Goodwill.
(3)	- Information includes the results of DME, acquired on January 30, 2009, from the acquisition date forward.
(4)	- Information includes the results of Ballard, acquired on November 30, 2011, from the acquisition date forward.
(5)	- Information includes the results of Max-Viz, acquired on July 30, 2012, from the acquisition date forward.
(6)	- Information includes the results of Peco, acquired on July 18, 2013, AeroSat acquired on October 1, 2013 and PGA acquired December 5, 2013, each from the acquisition date forward.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Astronics Corporation, through its subsidiaries, designs and manufactures advanced, high-performance lighting and safety systems, electrical power generation and distribution systems, aircraft structures, avionics products and other products for the global aerospace industry as well as test, training and simulation systems primarily for military markets. On February 28, 2014 we completed the acquisition of substantially all of the assets and liabilities of EADS North America’s Test and Services division which will be included in our Test Systems segment in the future.

Our strategy is to invest significantly in engineering, research and development to develop and maintain positions of technical leadership. We expect to leverage those positions to increase our ship set content, growing the amount of content and volume of products we sell and to selectively acquire businesses with similar technical capabilities.

We have two reportable segments, Aerospace and Test Systems. Our Aerospace segment has ten principal operating facilities located in New York State, Florida, two in New Hampshire, two in Oregon, two in Washington State, Quebec, Canada and Montierchaume, France. Our Test Systems segment has facilities located in Florida and California.

Our Aerospace segment’s product lines in the tabular presentation found later in this MD&A have been reorganized compared to our historical presentation in prior years. The following table maps prior reported product lines to our current reported product lines.

New Product Line

Electrical Power & Motion	-	Includes Cabin Electronics, Airframe Power and PGA Seat Motion Products

Lighting & Safety	-	Includes Aircraft Lighting and Peco Safety Products (PSUs) and PGA Cabin Lighting Products

Avionics	-	Includes Avionics, AeroSat Satellite Antenna Products and PGA In-Flight Entertainment and Cabin Control Products

Structures	-	Includes Peco Structures Products (fuel access doors and diffusers)

Other	-	Includes Airfield Lighting and Other Peco Products

Our Aerospace segment serves four primary markets. They are the military, commercial transport, business jet and other. The Test systems segment serves the military and defense markets. With the addition of ATS in 2014, the Test Systems segment will also serve the commercial electronics and semi-conductor markets.

Commercial Transport Market

Sales to the commercial transport market include sales of electrical power & motion products, lighting & safety products, structures products and avionics products. Sales to this market totaled approximately $237.7 million or 70% of our consolidated sales in 2013, up $58.7 million or 32.7% from 2012.

Sales of electrical power & motion products, which provide in-seat power for airline passengers, airframe power management products, power for in-flight entertainment systems (IFE) and passenger seat motion products found on commercial airlines around the world. Sales to this market were $174.0 million or 51.2% of our consolidated sales, up $23.3 million from 2012, due primarily to increased product sales volume.

Lighting & safety products supplied to the commercial transport market were approximately $52.8 million or 15.5% in 2013, up $29.3 million from 2012 due primarily to the sales of Peco and PGA both acquired in 2013 which added $26.4 million.

Structures sales of $6.3 million were all due to the sales of Peco fuel access doors and diffusers.

Sales of avionics products to this market were $4.6 million.

Maintaining and growing our sales to the commercial transport market will depend on airlines capital spending budgets for cabin up-grades as well as the purchase of new aircraft such as the Boeing 787, Airbus A380 and Airbus A350. This spending by the airlines is impacted by their profits, cash flow and available financing as well as competitive pressures between the airlines to improve the travel experience for their passengers. We expect that these new aircraft, once in production will be equipped with more IFE and in-seat power than previous generation aircraft. Our ability to maintain and grow sales to this market depends on our ability to maintain our technological advantages over our competitors and maintain our relationships with major IFE suppliers and global airlines.

Military Aerospace Market

Sales to the military aerospace market include sales of lighting & safety products, avionics products, electrical power & motion products and other products. Sales to this market totaled approximately 14% of our consolidated revenue in 2013 and amounted to $48.7 million in 2013, up $12.1 million or 33.3% from 2012.

Sales of lighting & safety products to the military aircraft market were approximately $31.2 million in 2013, up $6.2 million from 2012, due primarily to higher volume of sales of our organic lighting and safety products.

Sales of avionics products to the military amounted to approximately $9.2 million in 2013, up $1.9 million from 2012 due primarily to higher volume of sales of our organic avionics products.

Sales of our electrical power & motion products to the military, which are primarily airframe power products, accounted for approximately $7.6 million of our sales to this market, up $3.4 million from 2012, due primarily to a higher volume of sales of our organic electrical power products.

Sales of other products to the military were all due to the addition of Peco.

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

Business Jet Market

Sales to the business jet aerospace market include sales of lighting & safety products, avionics products, and electrical power & motion products. Sales to this market totaled approximately 9% of our consolidated revenue in 2013 and amounted to $29.8 million. Sales to the business jet market are driven by our ship set content on new aircraft and build rates of new aircraft. Business jet OEM build rates continue to be significantly impacted by slow global wealth creation and corporate profitability which have been negatively affected during the past several years by the slow recovery from the global recession. Our sales to the business jet market will continue to be challenged in the upcoming year as business jet aircraft production rates are not expected to increase significantly during 2014 as the global economy continues to struggle. Additionally, there continues to be a large supply of high quality used aircraft in the market competing with new aircraft for customers. Despite the current market conditions, we continue to see opportunities on new aircraft currently in the design phase to employ our lighting & safety, electrical power and avionics technologies in the business jet market. There is risk involved in the development of any new aircraft including the risk that the aircraft will not ultimately be produced or that it will be produced in lower quantities than originally expected and thus impacting our return on our engineering and development efforts.

Our lighting & safety products used on business jet aircraft, sales of which amounted to approximately $18.2 million in 2013, are down $2.9 million or 13.7% from 2012, due primarily to lower sales volumes of our organic lighting and safety products.

Sales of avionics products used on business jet aircraft amounted to approximately $4.9 million in 2013, up $1.9 million from 2012 due primarily to having a full year of sales of Max-Viz enhanced vision systems products, compared to a half a year of sales of those products in 2012.

Sales of our electrical power & motion products used on business jet aircraft, which are primarily airframe power management products, accounted for approximately $6.7 million of our sales to this market, up $1.4 million from 2012, due primarily to higher volume of sales of our organic electrical power & motion products.

Other Aerospace

Sales of our other aerospace products include sales of airfield lighting products and other Peco products. Sales to this market totaled approximately 4% of our total revenue in 2013 and amounted to $14.4 million in 2013 which is up approximately $4.4 million when compared to 2012. The increase in sales from 2012 was due primarily to the addition of Peco other product sales, which amounted to approximately $3.6 million.

Tests Systems Products

Our Test Systems segment accounted for approximately 3% of our consolidated sales in 2013 and amounted to $9.4 million which is down approximately $2.1 million when compared to 2012. All sales of these products are to the military test market.

On February 28, 2014, Astronics completed the acquisition of substantially all of the assets and liabilities of EADS North America’s Test and Services division, a leading provider of highly engineered automatic test systems, subsystems and instruments for semi-conductor and consumer electronics products to both the commercial and defense industries. ATS will be included in our Test Systems segment. Sales of the ATS products are expected to be a total of approximately $100 million in 2014 to the defense and commercial industries.

Important factors affecting our growth and profitability are the rate at which new aircraft are produced, government funding of military programs, our ability to have our products designed into the plans for new aircraft and the rates at which aircraft owners, including commercial airlines, refurbish or install upgrades to their aircraft. New aircraft build rates and aircraft owners spending on upgrades and refurbishments is cyclical and dependent on the strength of the global economy. Once designed into a new aircraft, the spare parts business is frequently retained by the Company. With the acquisition of ATS in 2014 future growth and profitability of the test business will be dependent on developing and procuring new and follow-on business in commercial electronics and semi-conductor markets as well as with the military.

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

ACQUISITIONS

On February 28, 2014, Astronics completed the acquisition of substantially all of the assets and liabilities of EADS North America’s Test and Services division. The entity, Astronics Test Systems (“ATS”) is located in Irvine, California and is a leading provider of highly engineered automatic test systems, subsystems and instruments for the semi-conductor, consumer electronics to both the commercial and defense industries. The purchase price was approximately $53.0 million in cash plus a net working capital adjustment yet to be determined. The addition of ATS compliments products and technologies that the Astronics Test Segment offers. ATS will be reported as a member of our Test Systems segment.

On December 5, 2013 we completed the acquisition of 100% of the stock of PGA. PGA designs and manufactures seat motion and lighting systems primarily for premium class aircraft seats and is Europe’s leading provider of in-flight entertainment/communication systems as well as cabin management systems for private VVIP aircraft. The addition of PGA further diversifies the products and technologies that Astronics offers. The purchase price was approximately $32.9 million for which approximately $10.7 million, net of cash acquired, was paid in cash and the balance paid with 264,168 shares of Astronics stock valued at $51.00/share. PGA is included in our Aerospace reporting segment.

On October 1, 2013, we acquired certain assets and liabilities from AeroSat Corporation and related entities, a supplier of aircraft antenna systems for $12 million in cash, plus contingent purchase consideration (“Earn Out”) of up to a maximum of $53.0 million based upon the achievement of certain revenue levels in 2014 and 2015 calculated as follows:

	AeroSat Revenue	Earn Out Formula
2014	<$30 million	No Earn Out
	>$30 million < $50 million	(AeroSat Revenue X 15%) x ((AeroSat Revenue-$30 million)/$20 million
	>$50 million	AeroSat Revenue X 15%

2015	<$40 million	No Earn Out
	>$40 million < $60 million	(AeroSat Revenue X 15%) x ((AeroSat Revenue-$40 million)/$20 million
	>$60 million	AeroSat Revenue X 15%

The addition of AeroSat further diversifies the products and technologies that Astronics offers. The additional contingent purchase consideration is recorded at its estimated fair value of approximately $5.0 million at the date of acquisition based upon the Company’s assessment of revenue levels for the earn out periods and the probability of AeroSat achieving those revenue levels. Substantially all of the goodwill and purchased intangible assets are expected to be deductible for tax purposes over 15 years.

On July 18, 2013, we completed the acquisition of 100% of the stock of Peco, Inc. which designs and manufacturers highly engineered commercial aerospace interior components and systems for the aerospace industry. The company specializes in overhead Passenger Service Units, (“PSUs”) which incorporate air handling, emergency oxygen, electrical power management and cabin lighting systems. It also manufactures a wide range of fuel access doors that meet stringent strength, fuel sealing and anti-corrosion requirements. The addition of Peco diversifies the products and technologies that Astronics offers. We purchased the outstanding stock of Peco for $136.0 million in cash. Peco is included in our Aerospace reporting segment.

On July 30, 2012 we acquired by merger, 100% of the stock of Max-Viz, Inc., a manufacturer of industry-leading Enhanced Vision Systems for defense and commercial aerospace applications for the purpose of improving situational awareness. The addition of Max-Viz diversifies the products and technologies that Astronics offers. We purchased the outstanding stock of Max-Viz for $10.7 million in cash plus contingent purchase consideration up to a maximum of $8.0 million subject to meeting certain revenue thresholds through 2014. Max-Viz is included in our Aerospace reporting segment. The additional contingent purchase consideration is recorded at its estimated fair value at the date of acquisition based upon the Company’s assessment of the probability of Max-Viz achieving the revenue growth targets. At December 31, 2013, the amount recorded as additional purchase consideration is insignificant.

On November 30, 2011 we acquired 100% of the stock of Ballard Technology, Inc., a manufacturer of avionics databus products. Ballard is included in our aerospace reporting segment. The addition of Ballard diversifies the products and technologies that Astronics offers. We purchased the outstanding stock of Ballard for approximately $23.9 million in cash plus contingent purchase consideration up to a maximum of $5.5 million subject to meeting certain revenue growth targets over the next five years. At December 31, 2013, the amount recorded as additional purchase consideration is approximately $0.7 million.

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

Revenue Recognition

Most of our revenue is recognized at the time of shipment of goods and transfer of title. Revenue of approximately $4.4 million, $4.2 million and $10.0 million for the years ending December 31, 2013, 2012 and 2011 respectively, was recognized from long-term, fixed-price contracts using the percentage-of-completion method of accounting, measured by multiplying the estimated total contract value by the ratio of actual contract costs incurred to date to the estimated total contract costs. Substantially all long-term contracts are with U.S. government agencies and contractors thereto. The Company makes significant estimates involving its usage of percentage-of-completion accounting to recognize contract revenues. The Company periodically reviews contracts in process for estimates-to-completion, and revises estimated gross profit accordingly. While the Company believes its estimated gross profit on contracts in process is reasonable, unforeseen events and changes in circumstances can take place in a subsequent accounting period that may cause the Company to revise its estimated gross profit on one or more of its contracts in process. Accordingly, the ultimate gross profit realized upon completion of such contracts can vary significantly from estimated amounts between accounting periods.

Accounts Receivable and Allowance for Doubtful Accounts

We record a valuation allowance to account for potentially uncollectible accounts receivable. The allowance is determined based on Management’s knowledge of the business, specific customers, review of receivable aging and a specific identification of accounts where collection is at risk. At December 31, 2013, the allowance for doubtful accounts for accounts receivable was $0.1 million, or 0.2% of gross accounts receivable. At December 31, 2012, the allowance for doubtful accounts for accounts receivable was $0.7 million, or 1.4% of gross accounts receivable.

Inventory Valuation

We record valuation reserves to provide for excess, slow moving or obsolete inventory or to reduce inventory to the lower of cost or market value. In determining the appropriate reserve, Management considers the age of inventory on hand, the overall inventory levels in relation to forecasted demands as well as reserving for specifically identified inventory that we believe is no longer salable. At December 31, 2013, our reserve for inventory valuation was $11.0 million, or 11.5% of gross inventory. At December 31, 2012, our reserve for inventory valuation was $12.0 million, or 19.8% of gross inventory.

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

As of December 31, 2013 we had net deferred tax liabilities of $19.9 million. Included in the deferred tax liabilities are approximately $17.5 million in deferred tax assets net of a $2.5 million valuation allowance. These deferred tax assets principally relate to goodwill and intangible assets, employee benefit liabilities, asset reserves, depreciation and state and foreign general business tax credit carry-forwards.

As of December 31, 2012, we had net deferred tax assets of $14.0 million, net of a $2.2 million valuation allowance. These assets principally relate to goodwill and intangible assets, employee benefit liabilities, asset reserves, depreciation and state and foreign general business tax credit carry-forwards.

Because of the uncertainty as to the Company’s ability to generate sufficient future taxable income in certain states, the Company has recorded the valuation allowances accordingly in 2013 and 2012.

Impairment of long-lived assets

Goodwill Impairment Testing

Our goodwill is the result of the excess of purchase price over net assets acquired from acquisitions. As of December 31, 2013, we had approximately $101.0 million of goodwill. As of December 31, 2012, we had approximately $21.9 million of goodwill. The change in goodwill is due to the acquisitions of Peco, AeroSat and PGA, increasing goodwill by $79.1 million.

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

In 2013, we performed quantitative assessments for the seven reporting units which have goodwill and concluded that it is more likely than not that their fair values exceed their carrying values. Based on our quantitative assessments of our reporting units, we concluded that goodwill was not impaired.

Amortized Intangible Asset Impairment Testing

Amortizable intangible assets with a carrying value of $102.7 million at December 31, 2013 are amortized over their assigned useful lives. We test these long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. The recoverability test consists of comparing the projected undiscounted cash flows, with its carrying amount. An impairment loss would then be recognized for the carrying amount in excess of its fair value.

Depreciable Asset Impairment Testing

Property, plant and equipment with a carrying value of $70.9 million at December 31, 2013 are depreciated over their assigned useful lives. We test these long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. The recoverability test consists of comparing the projected undiscounted cash flows, with its carrying amount. An impairment loss would then be recognized for the carrying amount in excess of its fair value.

Supplemental Executive Retirement Plan (SERP)

We maintain two non-qualified defined benefit supplemental retirement plans (“SERP” and “SERP II”) for certain executive officers and retired former executive officers. Expense for these plans in 2013 was $1.5 million. Plan obligations and the related costs are determined using actuarial valuations that involve several assumptions that may be highly uncertain and may have a material impact on the financial statements if different reasonable assumptions had been used. The most critical assumptions include the discount rate, future wage increases, retirement age and life expectancy. The discount rate is used to state expected future cash flows at present value. Using a lower discount rate increases the present value of pension obligations and increases pension expense. For determining the discount rate the Company considers long-term interest rates for high-grade corporate bonds. The discount rate for determining the expense recognized in 2013 was 4.2% compared with 4.5% in 2012. We will use a discount rate of 5.1% in determining our 2014 expense. The assumption for compensation increases takes a long-term view of inflation and performance based salary adjustments based on the Company’s approach to executive compensation. The rate used for future wage increases was 5%. It was assumed that each participant retires after fully vesting in the plan at age 62 or 65. A 100 point increase in the discount rate we used would decrease our annual pension expense for 2014 by 0.2 million. If we had assumed annual wage increases of 6% our 2014 pension expense would increase approximately $0.1 million.

Stock-Based Compensation

We have stock-based compensation plans, which include non-qualified stock options as well as incentive stock options. Expense recognized for stock-based compensation was $1.4 million for the year ended 2013, $1.4 million for the year ended 2012 and $1.1 million for the year ended 2011. We determine the fair value of the option awards at the date of grant using a Black-Scholes model. Option pricing models require management to make assumptions and to apply judgment to determine the fair value of the award. These assumptions and judgments include estimating the future volatility of our stock price, expected dividend yield, future employee stock option exercise behaviors and future employee turnover rates. Changes in these assumptions can materially affect the fair value estimate.

Acquisitions

The Company accounts for its acquisitions under ASC Topic 805, Business Combinations and Reorganizations (“ASC Topic 805”). ASC Topic 805 provides guidance on how the acquirer recognizes and measures the consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests, and goodwill acquired in a business combination. ASC Topic 805 also expands required disclosures surrounding the nature and financial effects of business combinations. Acquisition costs are expensed as incurred. Acquisition expenses in 2013 were approximately $1.9 million and were insignificant in 2012 and 2011.

When the Company acquires a business, we allocate the purchase price to the assets acquired and liabilities assumed in the transaction at their respective estimated fair values. We record any premium over the fair value of net assets acquired as goodwill. The allocation of the purchase price involves judgments and estimates both in characterizing the assets and in determining their fair value. The way we characterize the assets has important implications, as long-lived assets with definitive lives, for example, are depreciated or amortized, whereas goodwill is tested annually for impairment, as explained previously. With respect to determining the fair value of assets, the most subjective estimates involve valuations of long-lived assets, such as property, plant, and equipment as well as identified intangible assets. We use all available information to make these fair value determinations and engage independent valuation specialists to assist in the fair value determination of the acquired long-lived assets. The fair values of long-lived assets are determined using valuation techniques that use discounted cash flow methods, independent market appraisals, and other acceptable valuation techniques.

With respect to determining the fair value of the purchase price, the most subjective estimates involve valuations of contingent consideration. Significant judgment is necessary to determine the fair value of the purchase price when the transaction includes an earn out provision, such as the earn out provision included in our 2013 acquisition of Aerosat. We engage valuation specialists to assist in the determination of the fair value of contingent consideration. Key assumptions used to value the contingent consideration include future projections and discount rates.

During 2013, acquisitions added approximately, $16.3 million in property plant and equipment, $90.2 million in purchased intangible assets and $79.2 million in goodwill. See Note 19 in the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, regarding the acquisitions in 2013 and 2012.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	2013 (3)	2012 (2)	2011 (1)
(Dollars in thousands)

Sales	$339,937	$266,446	$228,163
Gross Margin	25.8%	26.1%	26.5%
Impairment Loss	$—	$—	$2,500
SG&A Expenses as a Percentage of Sales	13.4%	13.8%	11.9%
Interest Expense	$4,094	$1,042	$1,806
Effective Tax Rate	28.6%	30.7%	25.6%
Net Earnings	$27,266	$21,874	$21,591

(1)	Our results of operations for 2011 include the operations of Ballard beginning November 30, 2011, the effective date of the acquisition.
(2)	Our results of operations for 2012 include the operations of Max-Viz, beginning July 30, 2012, the effective date of the acquisition.
(3)	Our results of operations for 2013 include the operations of Peco beginning July 18, 2013, the effective date of the acquisition, AeroSat beginning October 1, 2013, the effective date of the acquisition and PGA beginning December 5, 2013, the effective date of the acquisition.

A discussion by segment can be found at “Segment Results of Operations and Outlook” in this MD&A.

CONSOLIDATED OVERVIEW OF OPERATIONS

The increase of consolidated sales in 2013 compared to 2012 was due to a combination of acquisitions and organic sales volume growth. Consolidated year-to-date sales increased by 27.6% to $339.9 million, compared with $266.4 million for the same period last year. Acquisitions contributed $39.5 million, all in the aerospace segment while organic sales increased by $34.0 million or 12.8% from the prior year. Aerospace sales of $330.5 million increased by $75.6 million, while Test Systems sales of $9.4 million decreased by $2.1 million, compared with the prior year.

The increase of consolidated sales in 2012 compared to 2011 was due to sales volume growth in our Aerospace segment offset partially by reduced sales volume in our Test Systems segment.

Consolidated cost of products sold increased $55.1 million to $252.1 million in 2013 from $197.0 million in the prior year. The increase was due to the impact of increased organic sales volumes and the additional costs of products sold associated with 2013 acquisitions. Cost of products sold as a percentage of sales was 74.2% in 2013 as compared with 73.9% in the prior year. Cost of products sold in 2013 increased by approximately $7.9 million and included $5.5 million for the expensing of fair value cost step-up of acquired inventory and increased Engineering & development (“E&D”) costs. These costs were slightly offset by lower warranty and inventory obsolescence expenses of approximately $2.9 million. E&D costs were $52.8 million for the full year of 2013 compared with $44.9 million in the prior-year period.

Consolidated cost of products sold increased $29.3 million to $197.0 million in 2012 from $167.7 million in the prior year. Cost of products sold as a percentage of sales was 73.9% in 2012 compared with 73.5% in 2011. The increase was due to the increased sales volumes, increased E&D costs of approximately $8.8 million and higher warranty and inventory obsolescence expenses of approximately $2.3 million. E&D costs were $44.9 million for the full year of 2012 compared with $36.1 million in the prior-year period.

Selling, General and Administrative (“SG&A”) expenses in 2013 were $45.6 million, or 13.4% of sales compared with $36.8 million, or 13.8% of sales, in the same period last year. The increase was due primarily to $7.8 million of additional SG&A costs for the acquired businesses, including $3.2 million of purchased intangible asset amortization expense associated with these acquisitions and $1.8 million relating to the acquisition transactions including financing, legal and diligence efforts.

The SG&A expenses in 2012 were $36.8 million or 13.8% of sales, compared with $27.2 million or 11.9% of sales in 2011. The increase in 2012 compared with 2011 was due primarily to higher legal expenses which increased $1.4 million and the additional SG&A from Ballard Technologies and Max-Viz, acquired in November of 2011 and July 2012 respectively, which added $6.1 million. Additionally, compensation costs increased in 2012 compared to 2011 primarily as a result of increased pension expense.

In 2011, as a result of declining sales and low new orders, our forecast future cash flow for our Test Systems segment indicated that its carrying value exceeded its fair value. As a result we recorded an impairment charge of $2.5 million to write down the carrying value of our Test Systems goodwill to zero and certain intangible assets to fair value. There were no impairment charges in 2013 and 2012.

Interest expense increased in 2013 compared to 2012 due to increased debt levels used primarily to finance acquisitions and increased interest rates related to higher leverage ratios. Interest expense decreased in 2012 compared to 2011, due to a combination of lower rates and reduced debt levels when compared with the same period in the prior year.

Our effective tax rates for 2013, 2012, and 2011 were 28.6%, 30.7%, and 25.6%, respectively. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in jurisdictions, which we expect to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 35% and our effective tax rate:

2013:

1.	Recognition of $0.8 million of 2013 U.S. R&D tax credits as well as $1.1 million of U.S. R&D tax credits recognized relating to 2012. The 2012 R&D tax credits were not recognized in 2012, as the American Tax Payer Relief Act of 2012 which extended the R&D tax credit for 2012, was not enacted until 2013.

2.	Permanent differences, primarily the impact of the Domestic Production Activities Deduction.

2012:

1.	Permanent differences, primarily the impact of the Domestic Production Activities Deduction.

2.	Reduction in the reserves for uncertain tax positions related to U.S. R&D tax credits.

2011:

1.	Permanent differences, primarily the impact of the Domestic Production Activities Deduction.

2.	Reduction in the reserves for uncertain tax positions related to U.S. R&D tax credits that occurred in tax years 2006 through 2010.

2014 Outlook

We expect consolidated sales in 2014 to be between $585 million and $640 million, including the February 2014 addition of ATS. Our consolidated backlog at December 31, 2013 was $207.1 million of which approximately $204.1 million is expected to ship in 2014.

We expect our capital equipment spending in 2014 to be in the range of $33 million to $37 million, including approximately $21 million for the acquisition and renovation of a recently acquired facility in Portland, OR. Engineering and development costs are estimated to be in the range of $65 million to $69 million excluding the impact of the acquisition of ATS.

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

AEROSPACE

(in thousands, except percentages)	2013	2012	2011
Sales	$330,530	$254,955	$213,874
Operating Profit	$55,200	$44,137	$40,400
Operating Margin	16.7%	17.3%	18.9%

(in thousands)	2013	2012
Total Assets	$428,619	$177,168
Backlog	$207,101	$110,915

Sales by Market (in thousands)	2013	2012	2011
Commercial Transport	$237,725	$179,104	$143,337
Military	48,669	36,511	35,394
Business Jet	29,784	29,379	25,983
Other	14,352	9,961	9,160

	$330,530	$254,955	$213,874

Sales by Product Line (in thousands)	2013	2012	2011
Electrical Power & Motion	$188,221	$160,136	$134,649
Lighting & Safety	102,233	69,597	69,653
Avionics	18,733	15,261	412
Structures	6,331	—	—
Other	15,012	9,961	9,160

	$330,530	$254,955	$213,874

Sales for the Aerospace segment increased $75.6 million compared with the prior year. Sales for this segment from the acquired businesses accounted for $39.4 million of the increase. Organic sales for this segment were up $36.2 million primarily from electrical power & motion product sales. Sales to the commercial transport market increased in 2013 due to increased volume of electrical power & motion, lighting & safety products and structures products. Sales of the electrical power & motion products grew as global demand for passenger power systems continues to be strong. Lighting & safety product sales increased due primarily to the acquisition of Peco, which added $25.9 million in sales to this product line. Peco also contributed $6.3 million of structures sales to the commercial transport market. Sales of avionics products to this market were flat when compared to the prior year period. Military sales were up compared with last year as a result of higher sales volume of lighting & safety products, electrical power & motion products and avionics products. Sales to the business jet market were down slightly when compared with the prior year as higher sales volumes of electrical power & motion products and avionics product sales were more than offset by a lower volume of lighting & safety product sales. Sales to other markets increased $4.4 million due primarily to the acquisition of Peco other product sales.

Aerospace operating profit for 2013 was $55.2 million, or 16.7% of sales, compared with $44.1 million, or 17.3% of sales, in the prior year. The increase in the operating profit was due to leverage from a higher volume of sales, lower warranty and inventory obsolescence expense of $2.9 million and lower legal expenses of $1.1 million which more than offset the $5.5 million fair value expense for the step-up of acquired inventory from the 2013 acquisitions and higher E&D expenses of $8.0 million, of which approximately $1.9 million was from the acquired businesses. SG&A costs for the businesses acquired in 2013 totaled $6.6 million for 2013, including $3.2 million of purchased intangible asset amortization expense associated with these acquisitions.

Aerospace sales for 2012 increased by $41.1 million, or 19.2%, to $255.0 million from $213.9 million in 2011. Sales growth was primarily driven by increased sales of electrical power & motion products to the commercial transport market as well as the impact of acquisitions of approximately $15.3 million. Military sales were up slightly due primarily to the acquisition of Ballard adding $7.4 million in new product sales being mostly offset by lower volume of lighting & safety products and electrical power & motion products. Sales to the business jet market were higher due primarily to the acquisition of Max-Viz adding $2.7 million in new product sales and increased volume of lighting & safety products which were partially offset by decreased volume from our electrical power & motion products.

Operating margins for the Aerospace segment decreased in 2012 to 17.3% from 18.9% in 2011. Operating margins decreased as the leverage contributed from the increased sales volume was more than offset by higher E&D (“engineering and development”) expense and increased SG&A costs. E&D costs in 2012 increased compared with 2011 by $9.1 million to $41.9 million in 2012. SG&A costs increases were related to compensation, legal and warranty costs, compared with 2011.

It is our intention to continue investing in capabilities and technologies as needed that allows us to execute our strategy to increase the ship set content and value we provide on aircraft in all markets that we serve. The rate of spending on these activities, however, will continue to be driven by market opportunities.

The backlog for our Aerospace segment at December 31, 2013 was $207.1 million compared with $110.9 million at December 31, 2012.

2014 Outlook for Aerospace – We expect 2014 Aerospace segment sales to be in the range of $475 million to $505 million.

TEST SYSTEMS

(in thousands, except percentages)	2013	2012	2011
Sales	$10,103	$11,491	$14,289
Less Inter-segment Sales	(696)	—	—

Net Sales	$9,407	$11,491	$14,289

Operating Loss	$(3,756)	$(4,985)	$(4,760)
Operating Margin	(37.2)%	(43.4)%	(33.3)%

(in thousands)	2013	2012
Total Assets	$11,035	$18,121
Backlog	$7,062	$3,565

Sales in 2013, 2012 and 2011 were all to the military market. The Test Systems segment continues to face headwinds as military spending has slowed and opportunities for large programs are fewer. With the lack of large programs we have continued to utilize our engineering capacity to continue to develop our next generation family of synthetic radio testers which we believe will provide a firm base line of repeating business for the future.

In 2011, an impairment charge relating to the write-down of goodwill and intangible assets of $2.5 million is included in our Test Systems operating loss of $4.8 million for the year. There were no impairment charges in 2013 or 2012.

The backlog for Test Systems was $7.1 million at December 31, 2013 compared with $3.6 million at December 31, 2012.

2014 Outlook for Test Systems – With the acquisition of ATS in February of 2014, we expect 2014 Test Systems sales to be approximately $110 million to $135 million.

OFF BALANCE SHEET ARRANGEMENTS

We do not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

CONTRACTUAL OBLIGATIONS

The following table represents contractual obligations as of December 31, 2013:

	Payments Due by Period
(In thousands)	Total	2014	2015-2016	2017-2018	After 2018
Long-term Debt	$200,320	$12,279	$33,167	$151,472	$3,402
Purchase Obligations	91,230	89,120	2,016	94	—
Interest on Long-term Debt	32,235	8,087	14,431	8,851	866
Supplemental Retirement Plan and Post Retirement Obligations	14,944	391	782	782	12,989
Operating Leases	3,762	2,183	1,205	374	—
Other Long-term Liabilities	13,287	542	12,427	255	63

Total Contractual Obligations	$355,778	$112,602	$64,028	$161,828	$17,320

Notes to Contractual Obligations Table

Purchase Obligations — Purchase obligations are comprised of the Company’s commitments for goods and services in the normal course of business.

Long-Term Debt — See item 8, Financial Statements and Supplementary Data, Note 6, Long-Term Debt and Note Payable in this report.

Operating Leases — Operating lease obligations are primarily related to facility leases for our AES, AeroSat, Ballard, DME, Max-Viz, Peco, and foreign operations.

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	2013	2012	2011
Net cash provided (used) by:
Operating Activities	$49,549	$24,178	$27,908
Investing Activities	(166,629)	(27,379)	(38,132)
Financing Activities	164,253	(341)	(1,565)

Our cash flow from operations and available borrowing capacity provide us with the financial resources needed to run our operations and reinvest in our business.

Operating Activities

Cash provided by operating activities was $49.5 million in 2013 compared with $24.2 million in 2012. The increase of $25.3 million in 2013 was primarily a result of higher net income, increases in non-cash expenses and decreased cash used for net working capital components due primarily to timing of payments on accounts payable and receivable collections.

Cash provided by operating activities was $24.2 million in 2012 compared with $27.9 million in 2011. The decrease of $3.7 million in 2012 was mainly a result of increased cash used for net working capital components due primarily to timing of inventory purchases and the collection of accounts receivable and customer advanced payments.

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

Investing Activities

Cash used for investing activities in 2013 was approximately $166.6 million. The acquisitions of Peco, AeroSat and PGA used approximately $159.8 million of cash in 2013 and purchases of property, plant and equipment (“PP&E”) used $6.9 million. In January 2014, we purchased a facility near Portland, Oregon for approximately $14 million and expect to invest an additional $7 million into the buildings before moving our PECO operations into the new facility in the second half 2014.

Cash used for investing activities in 2012 was approximately $27.4 million including the acquisition of Max-Viz for $10.7 million and $16.7 million for fixed assets including the completion of the building in Kirkland, WA that we acquired in 2011. AES relocated to this facility in 2012. In 2012 we spent $12.0 million to complete the Kirkland building and $4.7 million on other capital equipment.

Our expectation for 2014 is that we will invest between $33 million and $37 million for PP&E, including approximately $21 million for the acquisition and build out of the new facility in Oregon. Future requirements for PP&E depend on numerous factors, including expansion of existing product lines and introduction of new products. Management believes that our cash flow from operations and current borrowing arrangements will provide for these capital expenditures. We expect to continue to evaluate acquisition opportunities in the future.

Financing Activities

Our ability to maintain sufficient liquidity is highly dependent upon achieving expected operating results. Failure to achieve expected operating results could have a material adverse effect on our liquidity, our ability to obtain financing and our operations in the future. Our obligations under our Credit Agreement are jointly and severally guaranteed by each of our domestic subsidiaries. The obligations are secured by a first priority lien on substantially all of the Company’s and the guarantors’ assets and 100% of the issued and outstanding equity interest of each subsidiary.

In July, 2013, in connection with funding the 2013 acquisitions, the Company amended its existing credit facility by entering into a Third Amended and Restated Credit Agreement ( the “Credit Agreement”), dated as of July18, 2013. The Credit Agreement provides for a $75 million five-year revolving credit facility and a $190 million five-year term loan, both maturing on June 30, 2018. The amended facilities carry an interest rate ranging from 225 basis points to 350 basis points above LIBOR, depending on the Company’s leverage ratio as defined in the Credit Agreement. Principal installments are payable on the term loan in varying quarterly amounts through March 31, 2018 and the entire unpaid principal balance together with interest due and payable on June 30, 2018 and with mandatory prepayments being required in certain circumstances. The credit facility is secured by substantially all of the Company’s assets. In addition, the Company is required to pay a commitment fee of between 25 basis points and 50 basis points quarterly on the unused portion of the revolving credit facility, based on the Company’s leverage ratio under the Credit Agreement.

The proceeds of the term loan were used to finance acquisitions, pay off $7.0 million outstanding under the existing term loan, $7.0 million outstanding under the existing revolving credit facility and $0.5 million of other term debt and to pay transaction expenses.

On December 31, 2013, the Company modified its existing credit facility by entering into Amendment No, 1 dated as of December 31, 2013 to the Third Amended and Restated Credit Agreement (“Amendment”). The Amendment modifies the definition of EBITDA by adding back certain non-recurring expenses and adjustments and modifies the definition of the Fixed Charge Coverage Ratio by excluding certain Peco capital expenditures from the computation.

The Credit Agreement contains various financial covenants. The covenant for minimum fixed charge coverage, defined as the ratio of the sum of net income, interest expense, provision for taxes based on income, total depreciation expense, total amortization expense, other non-cash items reducing net income minus other non-cash items increasing net income minus capital expenditures, minus cash taxes paid and dividends paid to interest expense plus scheduled principal payments on long-term debt calculated on a rolling four-quarter basis to be not less than 1.25 to 1 for each fiscal quarter ending on or after September 30, 2011. The Company’s minimum fixed charge coverage was 3.70 to 1 at December 31, 2013. The covenant for maximum leverage, defined as the ratio of the sum of net income, interest expense, provision for taxes based on income, total depreciation expense, total amortization expense, other non-cash items reducing net income minus other non-cash items increasing net income to funded debt calculated on a rolling four-quarter basis is not to exceed 3.75 to 1 as of the end of each fiscal quarter through March 31, 2015 and 3.50 to 1 for each fiscal quarter ending thereafter. The Company’s leverage as defined in the credit agreement was 2.68 to 1 at December 31, 2013.

There was no balance outstanding on our revolving credit facility at December 31, 2013. For working capital requirements, the Company had available on its credit facility $65.2 million. The credit facility allocates up to $20 million of the revolving credit line for the issuance of letters of credit, including certain existing letters of credit totaling approximately $9.8 million at December 31, 2013. In addition, the Company is required to pay a commitment fee of between 25 basis points and 50 basis points quarterly, on the unused portion of the total revolving credit commitment, also based on the Company’s Leverage Ratio.

On February 28, 2014, in connection with the funding of the acquisition of ATS, the Company amended its existing credit facility by entering into Amendment No 2. to Third Amended and Restated Credit Agreement. The Company elected to exercise its option to increase the revolving credit commitment. The Credit Agreement now provides for a $125 million five-year revolving credit facility maturing on June 30, 2018, of which $58.0 million was drawn to finance the acquisition. There remains approximately $56.1 million available under the revolving credit facility on February 28, 2014.

The amended facility temporarily increases the maximum leverage ratio permitted under the agreement to 4.0 to 1.0 for fiscal quarters ending March 31, 2014 and June 30, 2014, 3.75 to 1.0 as of the end of fiscal quarters from September 30, 2014 through March 31, 2015 and 3.5 to 1.0 as of the end of each fiscal quarter subsequent to March 31, 2015 to maturity. There were no changes to the other covenants, interest rates being charged or commitment fees.

In the event of voluntary or involuntary bankruptcy of the Company or any subsidiary, all unpaid principal and other amounts owing under the Credit Agreement automatically become due and payable. Other events of default, such as failure to make payments as they become due and breach of financial and other covenants, give the Agent the option to declare all such amounts immediately due and payable. At December 31, 2013, we were in compliance with all of the covenants pursuant to the credit facility.

The Company’s cash needs for working capital, debt service and capital equipment during 2014 is expected to be met by cash flows from operations and cash balances and if necessary, utilization of the revolving credit facility.

DIVIDENDS

Management believes that it should retain the capital generated from operating activities for investment in advancing technologies, acquisitions and debt retirement. Accordingly, there are no plans to institute a cash dividend program.

BACKLOG

At December 31, 2013, the Company’s backlog was approximately $214.2 million compared with approximately $114.5 million at December 31, 2012.

RELATED-PARTY TRANSACTIONS

Information regarding certain relationships and related transactions is incorporated herein by reference to the information included in the Company’s 2014 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2013 fiscal year.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Consolidated Financial Statements at Item 8 of this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has limited exposure to fluctuation in Canadian and Euro currency exchange rates to the U.S. dollar. Nearly all of the Company’s consolidated sales are transacted in U.S. dollars.

Net assets held in or measured in Canadian dollars amounted to $7.2 million at December 31, 2013. Annual disbursements transacted in Canadian dollars were approximately $10.6 million in 2013. A 10% change in the value of the U.S. dollar versus the Canadian dollar would impact net income by approximately $0.8 million.

Net assets held in or measured in Euros amounted to $32.8 million at December 31, 2013. Disbursements transacted in Euros in 2013 were approximately $2.8 million. A 10% change in the value of the U.S. dollar versus the Euros would have had an insignificant impact to 2013 net income; however it could be significant in the future.

Risk due to fluctuation in interest rates is a function of the Company’s floating rate debt obligations, which total approximately $192.0 million at December 31, 2013. To offset this exposure, the Company has one interest rate swap to fix the interest rate on a portion of the underlying debt for a set period of time. The interest rate swap has a notional amount of approximately $1.5 million at December 31, 2013, and was entered into in February 2006, related to the Company’s Series 1999 New York Industrial Revenue Bond. The interest rate swap effectively fixes the rate at 3.99% plus a spread based on the Company’s leverage ratio on this obligation through 2016.

Before the Company entered into the Third Amended and Restated Credit Agreement, a change of 1% in interest rates would impact annual net income by less than $0.2 million. Subsequent to July 18, 2013, the additional $190.0 million senior secured term debt incurred in conjunction with the acquisition of Peco causes a 1% change in interest rates on all variable rate debt to impact annual net income by $1.2 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Astronics Corporation.

We have audited the accompanying consolidated balance sheets of Astronics Corporation as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astronics Corporation at December 31, 2013 and 2012 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Astronics Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 7, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York

March 7, 2014

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), 1992 Framework. Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2013.

We completed an acquisition in 2013, which was excluded from our management’s report on internal control over financial reporting as of December 31, 2013. We acquired Peco Inc. on July 18, 2013, AeroSat Corporation on October 1, 2013 and PGA Electronic s.a. on December 5, 2013. These acquisitions were included in our 2013 consolidated financial statements and constituted $246.0 million and $206.1 million of total and net assets, respectively, as of December 31, 2013 and $39.5 million and $5.0 million of sales and net loss, respectively, for the year then ended.

Ernst & Young LLP, independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

By:	/s/ Peter J. Gundermann	March 7, 2014
Peter J. Gundermann
President & Chief Executive Officer
(Principal Executive Officer)

	/s/ David C. Burney	March 7, 2014
David C. Burney
Vice President-Finance, Chief Financial Officer & Treasurer
(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Astronics Corporation

We have audited Astronics Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Astronics Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Controls over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Peco, Inc. acquired on July 18, 2013, Aerosat Corporation acquired on October 1, 2013, and PGA Electronic S.A. acquired on December 5, 2013, which are included in the December 31, 2013 consolidated financial statements of Astronics Corporation and collectively constituted $246.0 million and $206.1 million of total and net assets, respectively, as of December 31, 2013 and $39.5 million and $5.0 million of sales and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Astronics Corporation also did not include an evaluation of the internal control over financial reporting of Peco, Inc., Aerosat Corporation and PGA Electronic S.A.

In our opinion, Astronics Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Astronics Corporation as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of Astronics Corporation and our report dated March 7, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York

March 7, 2014

ASTRONICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share data)	2013	2012	2011
Sales	$339,937	$266,446	$228,163
Cost of Products Sold	252,079	197,004	167,667

Gross Profit	87,858	69,442	60,496

Impairment Loss	—	—	2,500
Selling, General and Administrative Expenses	45,553	36,817	27,175

Income from Operations	42,305	32,625	30,821

Interest Expense, Net of Interest Income	4,094	1,042	1,806

Income Before Income Taxes	38,211	31,583	29,015
Provision for Income Taxes	10,945	9,709	7,424

Net Income	$27,266	$21,874	$21,591

Basic Earnings Per Share	$1.56	$1.28	$1.29

Diluted Earnings Per Share	$1.49	$1.20	$1.21

See notes to consolidated financial statements.

ASTRONICS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2013	2012	2011
Net Income	$27,266	$21,874	$21,591

Other Comprehensive Income:
Foreign Currency Translation Adjustments	(131)	183	(90)
Mark to Market Adjustments for Derivatives – Net of Tax	73	114	82
Retirement Liability Adjustment – Net of Tax	1,230	(4,194)	(876)

Other Comprehensive Income (Loss)	1,172	(3,897)	(884)

Comprehensive Income	$28,438	$17,977	$20,707

See notes to consolidated financial statements.

ASTRONICS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share and per share data)	2013	2012
ASSETS
Current Assets:
Cash and Cash Equivalents	$54,635	$7,380
Accounts Receivable, Net of Allowance for Doubtful Accounts	60,942	45,473
Inventories	85,269	48,624
Prepaid Expenses and Other Current Assets	5,061	1,566
Deferred Income Taxes	5,291	4.967

Total Current Assets	211,198	108,010
Property, Plant and Equipment, at Cost:
Land	6,742	5,424
Buildings and Improvements	45,551	37,045
Machinery and Equipment	54,369	43,342
Construction in Progress	1,527	1,456

	108,189	87,267
Less Accumulated Depreciation	37,289	33,730

Net Property, Plant and Equipment	70,900	53,537

Deferred Income Taxes	—	9,019
Other Assets	5,474	2,977
Intangible Assets, Net of Accumulated Amortization	102,701	16,523
Goodwill	100,998	21,923

Total Assets	$491,271	$211,989

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current Maturities of Long-term Debt	$12,279	$9,268
Accounts Payable	25,255	10,592
Accrued Payroll and Employee Benefits	16,214	10,228
Accrued Income Taxes	1,318	—
Other Accrued Expenses	8,454	5,406
Customer Advanced Payments and Deferred Revenue	20,747	12,286
Billings in Excess of Recoverable Costs and Accrued Profits on Uncompleted Contracts	—	188
Deferred Income Taxes	970	—

Total Current Liabilities	85,237	47,968

Long-term Debt	188,041	20,715
Supplemental Retirement Plan and Other Liabilities for Pension Benefits	14,550	15,243
Other Liabilities	7,704	2,929
Deferred Income Taxes	24,230	—

Total Liabilities	319,762	86,855

Shareholders’ Equity
Common Stock, $.01 par value, Authorized 40,000,000 Shares 13,268,299 Shares Issued and Outstanding at December 31, 2013 10,865,212 Shares Issued and Outstanding at December 31, 2012	133	109
Convertible Class B Stock, $.01 par value, Authorized 10,000,000 Shares 4,590,149 Shares Issued and Outstanding at December 31, 2013 6,487,921 Shares Issued and Outstanding at December 31, 2012	46	65
Additional Paid-in Capital	40,826	22,854
Accumulated Other Comprehensive Loss	(3,611)	(4,783)
Retained Earnings	134,115	106,889

Total Shareholders’ Equity	171,509	125,134

Total Liabilities and Shareholders’ Equity	$491,271	$211,989

See notes to consolidated financial statements.

ASTRONICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2013	2012	2011
Cash Flows from Operating Activities
Net Income	$27,266	$21,874	$21,591
Adjustments to Reconcile Net Income to Cash Provided By Operating Activities, Excluding the Effects of Acquisitions:
Impairment Loss	—	—	2,500
Depreciation and Amortization	11,059	6,905	4,943
Provision for Non-Cash Losses on Inventory and Receivables	216	1,632	802
Stock Compensation Expense	1,384	1,351	1,061
Deferred Tax Expense (Benefit)	(722)	(1,544)	423
Other	(578)	154	(220)
Cash Flows from Changes in Operating Assets and Liabilities:
Accounts Receivable	3,493	(8,097)	(3,042)
Inventories	(5,222)	(9,330)	(883)
Prepaid Expenses	380	335	291
Accounts Payable	5,831	(537)	(349)
Accrued Expenses	3,520	3,374	638
Income Taxes Payable	2,271	669	(404)
Customer Advanced Payments and Deferred Revenue	(359)	6,490	1,943
Billings in Excess of Recoverable Costs and Accrued Profits on Uncompleted Contracts	(188)	(76)	(1,255)
Supplemental Retirement Plan and Other Liabilities	1,198	978	(131)

Cash Provided By Operating Activities	49,549	24,178	27,908

Cash Flows from Investing Activities
Acquisition of Business	(159,761)	(10,659)	(23,926)
Capital Expenditures	(6,868)	(16,720)	(14,281)
Other	—	—	75

Cash Used For Investing Activities	(166,629)	(27,379)	(38,132)

Cash Flows from Financing Activities
Proceeds From Term Note	190,000	—	—
Principal Payments on Long-term Debt	(19,498)	(10,307)	(5,302)
Proceeds from Note Payable	—	10,000	—
Payments on Note Payable	(7,000)	(3,000)	—
Payment of Contingent Consideration	(81)	—	—
Debt Acquisition Costs	(2,288)	—	(143)
Proceeds from Exercise of Stock Options	1,922	1,714	2,266
Income Tax Benefit from Exercise of Stock Options	1,198	1,252	1,614

Cash Provided By (Used For) Financing Activities	164,253	(341)	(1,565)

Effect of Exchange Rates on Cash	82	3	(1)

Increase (Decrease) in Cash and Cash Equivalents	47,255	(3,539)	(11,790)
Cash and Cash Equivalents at Beginning of Year	7,380	10,919	22,709

Cash and Cash Equivalents at End of Year	$54,635	$7,380	$10,919

Supplemental Cash Flow Information:
Interest Paid	$3,543	$1,068	$1,900
Income Taxes Paid, net of refunds	$8,025	$9,330	$5,785
Value of Shares Issued as Consideration for Acquisition	$13,473	—	—

See notes to consolidated financial statements.

ASTRONICS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Year Ended December 31,
($ In thousands)	2013	2012	2011
Common Stock
Beginning of Year	$109	$97	$89
Issuance of Common Shares as Consideration for Acquisition	3
Exercise of Stock Options and Stock Compensation Expense – Net of Taxes	1	2	3
Retirement of Treasury Stock	—	(2)	—
Class B Stock Converted to Common Stock	20	12	5

End of Year	$133	$109	$97

Convertible Class B Stock
Beginning of Year	$65	$80	$84
Exercise of Stock Options and Stock Compensation Expense – Net of Taxes	1	—	1
Retirement of Treasury Stock	—	(3)	—
Class B Stock Converted to Common Stock	(20)	(12)	(5)

End of Year	$46	$65	$80

Treasury Stock
Beginning of Year	$—	$(2,281)	$(2,281)
Retirement of Treasury Shares	—	2,281	—

End of Year	$—	$—	$(2,281)

Additional Paid in Capital
Beginning of Year	$22,854	$19,231	$14,278
Issuance of Common Shares as Consideration for Acquisition	13,470	—	—
Retirement of Treasury Stock	—	(693)	—
Exercise of Stock Options and Stock Compensation Expense - Net of Taxes	4,502	4,316	4,953

End of Year	$40,826	$22,854	$19,231

Accumulated Comprehensive Loss
Beginning of Year	$(4,783)	$(886)	$(2)
Foreign Currency Translation Adjustments	(131)	183	(90)
Mark to Market Adjustments for Derivatives – Net of Taxes	73	114	82
Retirement Liability Adjustment – Net of Taxes	1,230	(4,194)	(876)

End of Year	$(3,611)	$(4,783)	$(886)

Retained Earnings
Beginning of Year	$106,889	$86,622	$65,047
Net income	27,266	21,874	21,591
Retirement of Treasury Stock	—	(1,583)	—
Cash Paid in Lieu of Fractional Shares from Stock Distribution	(40)	(24)	(16)

End of Year	$134,115	$106,889	$86,622

Total Shareholders’ Equity	$171,509	$125,134	$102,863

Shares (in thousands)

Common Stock
Beginning of Year	10,865	9,681	8,973
Issuance of Common Shares as Consideration for Acquisition	264	—	—
Exercise of Stock Options	145	194	232
Retirement of Treasury Shares	—	(179)	—
Class B Stock Converted to Common Stock	1,994	1,169	476

End of Year	13,268	10,865	9,681

Convertible Class B Stock
Beginning of Year	6,488	7,971	8,374
Exercise of Stock Options	96	35	73
Retirement of Treasury Shares	—	(349)	—
Class B Stock Converted to Common Stock	(1,994)	(1,169)	(476)

End of Year	4,590	6,488	7,971

Treasury Stock
Beginning of Year	—	528	528
Retirement of Treasury Shares	—	(528)	—

End of Year	—	—	528

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND PRACTICES

Description of the Business

Astronics is a leading supplier of products to the aerospace and defense industries. Our products include advanced, high-performance lighting and safety systems, electrical power generation, distribution and motion systems, avionics and structure and other products for the global aerospace industry as well as test, training and simulation systems primarily for the military.

We have twelve primary locations, ten in the United States, one in Canada, and one in France. We design and build our products through our wholly owned subsidiaries Astronics Advanced Electronic Systems Corp. (“AES”); Astronics AeroSat Corporation (“AeroSat”); Ballard Technology, Inc. (“Ballard”); DME Corporation (“DME”); Luminescent Systems, Inc. (“LSI”); Luminescent Systems Canada, Inc. (“LSI Canada”); Max-Viz, Inc. (“Max-Viz”); Peco, Inc. (“Peco”); PGA Electronic s.a. (“PGA”); and Astronics Test Systems, Inc. (“ATS”).

On May 28, 2013 Astronics entered into a Stock Purchase Agreement to acquire all of the outstanding capital stock of Peco. Peco designs and manufacturers highly engineered commercial aerospace interior components and systems for the aerospace industry. The acquisition was completed on July 18, 2013. On October 1, 2013 Astronics acquired certain assets and liabilities from AeroSat Corporation and related entities, a supplier of aircraft antenna systems. On December 5, 2013, Astronics completed the acquisition of PGA. PGA designs and manufactures seat motion and lighting systems primarily for business and first class aircraft seats and is Europe’s leading provider of in-flight entertainment/communication systems as well as cabin management systems for private VVIP aircraft. Peco, AeroSat and PGA are all part of our Aerospace segment.

At December 31, 2013, the Company has two reportable segments, Aerospace and Test Systems. The Aerospace segment designs and manufactures products for the global aerospace industry. The Test Systems segment designs, manufactures and maintains communications and weapons test systems and training and simulation devices for military applications.

On February 28, 2014, Astronics acquired, through a wholly owned subsidiary Astronics Test Systems, Inc. (“ATS”), certain assets and liabilities of EADS North America’s Test and Services division, located in Irvine, California. ATS is a leading provider of highly engineered automatic test systems, subsystems and instruments for semi-conductor and consumer electronics products to both the commercial and defense industries. ATS will be reported as a member of our Test Systems segment.

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

In the Test Systems segment, revenue of approximately $4.4 million, $4.2 million and $10.0 million for the years ended December 31, 2013, 2012 and 2011, respectively, was recognized from long-term, fixed-price contracts using the percentage-of-completion method of accounting, measured by multiplying the estimated total contract value by the ratio of actual contract costs incurred to date to the estimated total contract costs. Substantially all long-term contracts are with U.S. government agencies and contractors thereto. The Company makes significant estimates involving its usage of percentage-of-completion accounting to recognize contract revenues. The Company periodically reviews contracts in process for estimates-to-completion, and revises estimated gross profit accordingly. While the Company believes its estimated gross profit on contracts in process is reasonable, unforeseen events and changes in circumstances can take place in a subsequent accounting period that may cause the Company to revise its estimated gross profit on one or more of its contracts in process. Accordingly, the ultimate gross profit realized upon completion of such contracts can vary from estimated amounts between accounting periods. Revenue not recognized using the percentage-of-completion method is recognized at the time of shipment of goods and transfer of title.

Cost of Products Sold, Engineering and Development and Selling, General and Administrative Expenses

Cost of products sold includes the costs to manufacture products such as direct materials and labor and manufacturing overhead as well as all engineering and developmental costs. The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. These costs are expensed when incurred and included in cost of products sold. Research and development, design and related engineering amounted to $52.8 million in 2013, $44.9 million in 2012 and $36.1 million in 2011. Selling, general and administrative expenses include costs primarily related to our sales, marketing and administrative departments.

Shipping and Handling

Shipping and handling costs are expensed as incurred and are included in costs of products sold.

Stock Distribution

On September 27, 2013, the Company announced a one-for-five distribution of Class B Stock to holders of both Common and Class B Stock. Stockholders received one share of Class B Stock for every five shares of Common and Class B Stock held on the record date of October 10, 2013. Fractional shares were paid in cash. All share quantities, share prices and per share data reported throughout this report have been adjusted to reflect the impact of this distribution.

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

The tax benefits from share based payment arrangements were approximately $1.2 million in 2013, $1.2 million in 2012, and $1.6 million in 2011. These were classified as cash flows from financing activities.

Cash and Cash Equivalents

All highly liquid instruments with a maturity of three months or less at the time of purchase are considered cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company will record a valuation allowance to account for potentially uncollectible accounts receivable. The allowance is determined based on our knowledge of the business, specific customers, review of the receivables’ aging and a specific identification of accounts where collection is at risk. Account balances are charged against the allowance after all means of collections have been exhausted and recovery is considered remote. The Company typically does not require collateral.

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

Depreciation expense was approximately $5.7 million, $4.4 million and $4.0 million in 2013, 2012 and 2011, respectively.

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

Goodwill

The Company tests goodwill at the reporting unit level on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has nine reporting units, however as of November 1, 2013 (the annual testing date), only six reporting units have goodwill and were subject to the goodwill impairment test.

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

See Note 5 for further information regarding the goodwill impairment charges in 2011 relating to our Test Systems reporting unit. There were no impairment charges in 2013 or 2012.

Intangible Assets

Acquired intangibles are generally valued based upon future economic benefits such as earnings and cash flows. Acquired identifiable intangible assets are recorded at fair value and are amortized over their estimated useful lives. Acquired intangible assets with an indefinite life are not amortized, but are reviewed for impairment at least annually or more frequently whenever events or changes in circumstances indicate that the carrying amount of those assets are below its estimated fair value.

Impairment is tested under ASC 350, Intangibles - Goodwill and Other, as amended by Accounting Standards Update (“ASU”) 2012-02, by first performing a qualitative analysis in a manner similar to the testing methodology of goodwill discussed previously. The qualitative factors applied under this new provision indicated no impairment to the Company’s indefinite lived intangible assets in 2013 and 2012. See Note 4 for further information regarding the impairment charges in 2011 relating to intangible assets in our Test Systems reporting unit.

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, notes payable, long-term debt and interest rate swaps. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company does not hold or issue financial instruments for trading purposes. Due to their short-term nature, the carrying values of cash and equivalents, accounts receivable, accounts payable, and notes payable approximate fair value. The carrying value of the Company’s variable rate long-term debt instruments also approximates fair value due to the variable rate feature of these instruments. The Company’s interest rate swaps are recorded at fair value as described under Note 14 - Fair Value.

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

Foreign Currency Translation

The Company accounts for its foreign currency translation in accordance with ASC Topic 830, Foreign Currency Translation. The aggregate transaction gain or loss included in operations was insignificant for 2013, 2012 and 2011.

Dividends

The Company has not paid any cash dividends in the three-year period ended December 31, 2013. It has no plans to pay cash dividends as it plans to retain all cash from operations as a source of capital to finance growth in the business.

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

Acquisitions

The Company accounts for its acquisitions under ASC Topic 805, Business Combinations and Reorganizations (“ASC Topic 805”). ASC Topic 805 provides guidance on how the acquirer recognizes and measures the consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests, and goodwill acquired in a business combination. ASC Topic 805 also expands required disclosures surrounding the nature and financial effects of business combinations. Acquisition costs are expensed as incurred. Acquisition expenses in 2013 were approximately $1.9 million and were insignificant in 2012 and 2011. See Note 19 regarding the acquisitions in 2013 and 2012.

Newly Adopted and Recent Accounting Pronouncements

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

NOTE 2 — ACCOUNTS RECEIVABLE

Accounts receivable at December 31 consists of:

(In thousands)	2013	2012

Trade Accounts Receivable	$58,224	$44,196

Long-term Contract Receivables:
Amounts Billed	—	907
Unbilled Recoverable Costs and Accrued Profits	2,858	1,020

Total Long-term Contract Receivables	2,858	1,927

Total Receivables	61,082	46,123
Less Allowance for Doubtful Accounts	(140)	(650)

	$60,942	$45,473

NOTE 3 — INVENTORIES

Inventories at December 31 are as follows:

(In thousands)	2013	2012

Finished Goods	21,627	$10,864
Work in Progress	15,017	8,960
Raw Material	48,625	28,800

	$85,269	$48,624

At December 31, 2013, the Company’s reserve for inventory valuation was $11.0 million, or 11.5% of gross inventory. At December 31, 2012, the Company’s reserve for inventory valuation was $12.0 million, or 19.8% of gross inventory.

NOTE 4 — INTANGIBLE ASSETS

The following table summarizes acquired intangible assets as follows:

	December 31, 2013			December 31, 2012
(In thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	11 Years	$2,146	$891	$1,271	$784
Trade Names	10 Years	7,453	552	2,453	162
Completed and Unpatented Technology	10 Years	15,377	2,620	6,377	1,749
Backlog and Customer Relationships	14 Years	88,998	7,210	13,085	3,968

Total Intangible Assets	13 Years	$113,974	$11,273	$23,186	$6,663

Amortization is computed on the straight-line method for financial reporting purposes. Amortization expense for intangibles was $4.9 million, $2.3 million and $0.5 million for 2013, 2012 and 2011, respectively. The Company has a $0.5 million identifiable asset with an indefinite life included above in Trade Names at December 31, 2013.

Based upon acquired intangible assets at December 31, 2013, amortization expense for each of the next five years is estimated to be:

(In thousands)
2014	$10,129
2015	8,249
2016	8,073
2017	8,064
2018	7,974

For the Company’s indefinite-lived intangible asset, the impairment test consists of comparing the fair value, determined using the relief from royalty method, with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its fair value. For the years ended December 31, 2013 and 2012, the Company recorded no impairment charge to any of its indefinite-lived intangible assets. For the year ended December 31, 2011, the Company recorded a $0.1 million impairment charge related to Trade Names assigned to the Company’s Test Systems reporting unit, as of the annual impairment test date of November 1, 2011. Impairment losses are reported on the Impairment Loss line of the Consolidated Statements of Operations.

NOTE 5 — GOODWILL

The following table summarizes the changes in the carrying amount of goodwill for 2013 and 2012:

(In thousands)	2013	2012
Balance at Beginning of the Year	$21,923	$17,185
Acquisition	79,155	4,665
Foreign Currency Translations	(80)	73

Balance at End of the Year	$100,998	$21,923

Goodwill	$117,540	$38,465
Accumulated Impairment Losses	(16,542)	(16,542)

Goodwill - Net	$100,998	$21,923

As discussed in Note 1, goodwill is not amortized but is periodically tested for impairment. For the six reporting units with goodwill at November 1, 2013, the Company performed a quantitative assessment of the goodwill’s carrying value. The assessment indicated no impairment to the carrying value of goodwill in any of the Company’s reporting units and no impairment charge recognized.

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

As a result of this assessment in 2011, the Company recorded an impairment charge of approximately $2.4 million in the December 31, 2011 Consolidated Statement of Operations. The impairment loss is reported on the Impairment Loss line of the Consolidated Statements of Operations. None of this loss related to goodwill is immediately deductible for tax purposes. At December 31, 2013 and 2012, the Test Systems segment has no recorded goodwill, as a result of previous impairment charges. There was no impairment to the carrying value of goodwill in 2013 or 2012.

NOTE 6 — LONG-TERM DEBT AND NOTE PAYABLE

Long-term debt consists of the following:

	(In thousands)
	2013	2012
Senior Term Note issued under the Third Amended and Restated Credit Agreement dated July 18, 2013. Scheduled amounts payable quarterly for $2.375 million to June 30, 2015, $3.562 million to June 30, 2016, $4.750 million to March 31, 2018 with the remainder due June 30, 2018. Mandatory unscheduled prepayments for 25% of Excess Cash Flow and Net Proceeds received in connection with Asset Sales and Insurance Recoveries. Interest is at LIBOR plus between 2.25 and 3.50% (3.2% at December 31, 2013)	$185,250	$—

Series 2007 Industrial Revenue Bonds issued through the Erie County, New York Industrial Development Agency payable $340,000 annually through 2017 and $330,000 annually thereafter through maturity with interest reset weekly (3.2% at December 31, 2013).	4,720	5,060

Series 1999 Industrial Revenue Bonds issued through the Erie County, New York Industrial Development Agency payable $350,000 annually through 2017 and $145,000 in 2018, with interest reset weekly (3.2% at December 31, 2013).	1,545	1,895

Series 1998 Industrial Revenue Bonds issued through the Business Finance Authority of the State of New Hampshire payable $400,000 annually through 2018 with interest reset weekly (3.2% at December 31, 2013).	2,050	2,450
Revolving Credit Line, payable August 31, 2016. Interest was at LIBOR plus between 1.50% and 2.50%. The entire amount was paid off upon the issuance of the Senior Term Notes under the Third Amended and Restated Credit Agreement dated July 18, 2013.	—	7,000
Senior Term Note, payable $2.0 million quarterly in 2013 with a balloon payment of $5.0 million in January 2014. Interest was at LIBOR plus between 2.25% and 3.50%. The entire amount was refinanced in conjunction with the issuance of the Senior Term Notes under the Third Amended and Restated Credit Agreement dated July 18, 2013.	—	13,000

Note Payable at Canadian Prime	—	566

Other Bank Debt	2,936	—

Capital Lease Obligations and Other Debt	3,819	12

	200,320	29,983

Less Current Maturities	12,279	9,268

	$188,041	$20,715

Principal maturities of long-term debt are approximately:

(In thousands)
2014	$12,279
2015	14,237
2016	18,930
2017	21,259
2018	130,213
Thereafter	3,402

$200,320

The Company’s obligations under the Credit Agreement as amended are jointly and severally guaranteed by each domestic subsidiary of the Company other than a non-material subsidiary. The obligations are secured by a first priority lien on substantially all of the Company’s and the guarantors’ assets.

The Company extended and modified its existing credit facility by entering into Amendment No. 1 dated as of March 27, 2013 (the “Amendment”), to the Second Amended and Restated Credit Agreement. The Amendment provided for an increase in the Company’s revolving credit facility from $35 million to $75 million and for an extension of the maturity date. Interest remained at a rate of LIBOR plus between 1.50% and 2.50% based on the Company’s Leverage Ratio under the Credit Agreement. The credit facility allocates up to $20 million of the $75 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit.

On July 18, 2013, in connection with the funding of the Peco Acquisition (See Note 19), the Company amended its existing credit facility by entering into a Third Amended and Restated Credit Agreement ( the “Credit Agreement”). The Credit Agreement continued to provide for a $75 million five-year revolving credit facility and a new $190 million five-year term loan, both expiring on June 30, 2018. At December 31, 2013, there were no amounts owing under the revolver, there were $9.8 million in outstanding letters of credit leaving $65.2 million available. The amended facilities carry an interest rate ranging from 225 basis points to 350 basis points above LIBOR, depending on the Company’s leverage ratio as defined in the Credit Agreement. Variable principal payments on the term loan are quarterly through March 31, 2018 with a balloon payment at maturity and with mandatory prepayments being required in certain circumstances. The credit facility is secured by substantially all of the Company’s assets. In addition, the Company is required to pay a commitment fee of between 0.25% and 0.50% on the unused portion of the total credit commitment for the preceding quarter, based on the Company’s leverage ratio under the Credit Agreement.

The Credit Agreement contains various financial covenants. The covenant for minimum fixed charge coverage, defined as the ratio of the sum of net income, interest expense, provision for taxes based on income, total depreciation expense, total amortization expense, other non-cash items reducing net income minus other non-cash items increasing net income minus capital expenditures, minus cash taxes paid and dividends paid to interest expense plus scheduled principal payments on long-term debt calculated on a rolling four-quarter basis is not to be less than 1.25 to 1 for each fiscal quarter ending on or after September 30, 2011. The Company’s fixed charge coverage was 3.70 to 1 at December 31, 2013. The covenant for maximum leverage, defined as the ratio of the sum of net income, interest expense, provision for taxes based on income, total depreciation expense, total amortization expense, other non-cash items reducing net income minus other non-cash items increasing net income to funded debt calculated on a rolling four-quarter basis is not to exceed 3.75 to 1 through March 31, 2015 or to exceed 3.5 to 1 each fiscal quarter thereafter. The Company’s leverage ratio was 2.68 to 1 at December 31, 2013.

The Company modified its existing credit facility by entering into Amendment No. 1 dated as of December 31, 2013 (the “Amendment”), to the Third Amended and Restated Credit Agreement, with HSBC Bank USA, National Association (“HSBC”), as Agent and with HSBC, Bank of America, N.A. and Manufacturers and Traders Trust Company, as Lenders ( the “Credit Agreement”). The Amendment modifies the definition of EBITDA by adding back certain non-recurring expenses and adjustments and modifies the definition of the Fixed Charge Coverage Ratio by excluding certain capital expenditures from the computation.

In the event of voluntary or involuntary bankruptcy of the Company or any subsidiary, all unpaid principal and other amounts owing under the Credit Agreement automatically become due and payable. Other events of default, such as failure to make payments as they become due and breach of financial and other covenants, change of control, judgments over a certain amount, and cross default under other agreements give the Agent the option to declare all such amounts immediately due and payable.

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

(In thousands)	2013	2012	2011
Balance at Beginning of the Year	$2,551	$1,092	$1,699
Warranty Liabilities Acquired	671	—	—
Warranties Issued	722	2,430	1,446
Reassessed Warranty Exposure	(222)	—	(95)
Warranties Settled	(926)	(971)	(1,958)

Balance at End of the Year	$2,796	$2,551	$1,092

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

The FASB issued ASC Topic 740-10 Overall - Uncertainty in Income Taxes (“ASC Topic 740-10”) which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. ASC Topic 740-10 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of ASC Topic 740-10 and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.

Should the Company need to accrue a liability for uncertain tax benefits, any interest associated with that liability will be recorded as interest expense. Penalties, if any, would be recognized as operating expenses. There are no penalties or interest liabilities accrued as of December 31, 2013 or 2012, nor are any penalties or interest costs included in expense for each of the years ended December 31, 2013, 2012 and 2011. The years under which we conducted our evaluation coincided with the tax years currently still subject to examination by major federal and state tax jurisdictions, those being 2011 through 2013 for federal purposes and 2010 through 2013 for state purposes.

Pretax income from the Company’s foreign subsidiaries amounted to $0.2 million, $1.0 million and $0.9 million for 2013, 2012 and 2011, respectively. The balances of pretax earnings for each of those years were domestic.

The provision (benefit) for income taxes consists of the following:

(In thousands)	2013	2012	2011
Current
US Federal	$10,904	$11,173	$6,840
State	682	78	114
Foreign	81	2	47
Deferred	(722)	(1,544)	423

	$10,945	$9,709	$7,424

The effective tax rates differ from the statutory federal income tax rate as follows:

	2013	2012	2011
Statutory Federal Income Tax Rate	35.0%	35.0%	35.0%
Permanent Items
Non-deductible Stock Compensation Expense	1.0%	1.1%	1.0%
Domestic Production Activity Deduction	(3.0)%	(3.0)%	(2.9)%
Non-deductible Acquisition Costs	1.0%	—%	—%
Other	—%	0.1%	(0.2)%
Foreign Tax Benefits	(0.3)%	(1.2)%	(1.0)%
State Income Tax (Benefits), Net of Federal Income Tax Effect	(0.1)%	(0.1)%	1.4%
Research and Development Tax Credits	(5.0)%	(1.1)%	(6.1)%
Other	—%	(0.1)%	(1.6)%

Effective Tax Rate	28.6%	30.7%	25.6%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

No provision has been made for U.S. federal or foreign taxes on that portion of certain foreign subsidiaries’ undistributed earnings ($3.8 million at December 31, 2013) considered to be permanently reinvested. It is not practicable to determine the amount of tax that would be payable if these amounts were repatriated to the U.S.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, are as follows:

	2013	2012
(In thousands)
Deferred Tax Assets:
Goodwill and Intangible Assets	$3,367	$6,918
Asset Reserves	5,780	4,901
Deferred Compensation	6,564	6,656
State Investment Tax Credit Carryforwards, Net of Federal Tax	665	665
Customer Advanced Payments and Deferred Revenue	956	1,113
State Net Operating Loss Carryforwards and Other	2,639	729

Total Gross Deferred Tax Assets	19,971	20,982
Valuation Allowance for State and Foreign Deferred Tax Assets and Tax Credit Carryforwards, Net of Federal Tax	(2,509)	(2,190)

Deferred Tax Assets	17,462	18,792

Deferred Tax Liabilities:
Depreciation	7,164	4,806
Intangible Assets	27,742	—
Other	2,465	—

Deferred Tax Liabilities	37,371	4,806

Net Deferred Tax Asset (Liabilities)	$(19,909)	$13,986

The net deferred tax assets and liabilities presented in the Consolidated Balance Sheets are as follows at December 31:

(In thousands)	2013	2012
Deferred Tax Asset — Current	$5,291	$4,967
Deferred Tax Asset — Long-term	—	9,019
Deferred Tax Liabilities — Current	(970)	—
Deferred Tax Liabilities — Long-term	(24,230)	—

Net Deferred Tax Liability	$(19,909)	$13,986

At December 31, 2013, state and foreign tax credit carryforwards amounted to approximately $1.5 million. These state and foreign tax credit carryforwards will expire from 2015 through 2028.

Due to the uncertainty as to the Company’s ability to generate sufficient taxable income in certain states in the future and utilize certain of the Company’s state operating loss carryforwards before they expire, the Company has recorded a valuation allowance accordingly. These state net operating loss carryforwards amount to approximately $17.8 million and expire at various dates from 2027 through 2033. As a result, the excess tax benefits included in certain state net operating loss carryforwards but not reflected in deferred tax assets was approximately $4.8 million. The excess tax benefits associated with stock option exercises are recorded directly to shareholders’ equity only when realized and amounted to approximately $1.3 million and $1.2 million for the years ended December 31, 2013 and 2012 respectively.

We have unrecognized tax benefits which, if ultimately recognized, will reduce our annual effective tax rate. Reserves for uncertain income tax positions have been recorded pursuant to ASC Topic 740-10. An estimate of the range of possible change during 2014 to the reserves cannot be made as of December 31, 2013. A reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties which are insignificant, is as follows:

(in thousands)	2013	2012	2011
Balance at Beginning of the Year	$840	$880	$1,470
Increases (Decreases) as a Result of Tax Positions Taken in Prior Years	145	(220)	(1,090)
Increases as a Result of Tax Positions Taken in the Current Year	955	180	500

Balance at End of the Year	$1,940	$840	$880

In January 2013, the American Taxpayer Relief Act of 2012 extended the research and development tax credits for the year ended December 31, 2012. As the new law was not enacted until 2013, the 2012 tax provision contains no estimated benefit for research and development tax credits. Had the law been enacted in 2012, the company would have recognized approximately $0.7 million in tax benefits (net of a $0.7 million reserve) for the year ended December 31, 2012. The Company recognized a total benefit of $1.1 million in 2013 related to the 2012 credit.

NOTE 9 — PROFIT SHARING/401(k) PLAN

The Company offers eligible domestic full-time employees participation in the ATRO Profit Sharing/401(k) Plan. The plan provides for annual contributions based on percentages of pretax income. In addition, employees may contribute a portion of their salary to the 401(k) plan which is partially matched by the Company. The plan may be amended or terminated at any time.

Total charges to income before income taxes for these plans were approximately $3.7 million, $3.0 million and $2.6 million in 2013, 2012 and 2011, respectively.

NOTE 10—RETIREMENT PLANS AND RELATED POST RETIREMENT BENEFITS

The Company has two non-qualified supplemental retirement defined benefit plans (“SERP” and “SERP II”) for certain current and retired executive officers. On March 6, 2012 the Company adopted SERP II for eligible current executive officers. The Company recorded a liability at the date of adoption of the new plan in the amount of approximately $5.8 million for the projected benefit obligation.

The accumulated benefit obligation of the plans as of December 31, 2013 and 2012 amounts to $10.1 million and $9.5 million, respectively.

The Plans provide for benefits based upon average annual compensation and years of service and in the case of SERP, there are offsets for Social Security and Profit Sharing benefits. It is the Company’s intent to fund the plans as plan benefits become payable, since no assets exist at December 31, 2013 or 2012 for either of the plans.

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

Unrecognized prior service costs of $3.5 million ($5.3 million net of $1.8 million in taxes) and unrecognized actuarial losses of $1.2 million ($1.9 million net of $0.7 million in taxes) are included in AOCI at December 31, 2013 and have not yet been recognized in net periodic pension cost. The prior service cost included in AOCI and amounts expected to be recognized in net periodic pension cost during the fiscal year-ended December 31, 2014 is $0.3 million ($0.5 million net of $0.2 million in taxes). The actuarial loss included in AOCI expected to be recognized in net periodic pension cost during the fiscal year-ended December 31, 2014 is $0.1 million, net of taxes.

The reconciliation of the beginning and ending balances of the projected benefit obligation of the plans for the years ended December 31 is as follows:

(In thousands)	2013	2012
Funded Status
Projected Benefit Obligation
Beginning of the Year — January 1	$15,042	$7,588
Adoption of SERP II	—	5,790
Service Cost	295	303
Interest Cost	624	548
Actuarial (Gain) Loss	(1,299)	1,161
Benefits Paid	(348)	(348)

End of the Year — December 31	$14,314	$15,042

The decrease in the 2013 projected benefit obligation is due primarily to an increase in the discount rate. The increase in the 2012 projected benefit obligation is due primarily to the adoption of SERP II, the decrease in the discount rate and differences between estimated and actual salaries.

The assumptions used to calculate the projected benefit obligation as of December 31 are as follows:

	2013	2012
Discount Rate	5.10%	4.20%
Future Average Compensation Increases	5.00%	5.00%

The plans are unfunded at December 31, 2013 and are recognized in the accompanying Consolidated Balance Sheets as a current accrued pension liability of $0.3 million and a long-term accrued pension liability of $14.0 million. This also is the expected future contribution to the plan, since the plan is unfunded.

The following table summarizes the components of the net periodic cost for the years ended December 31:

(In thousands)	2013	2012	2011
Net Periodic Cost
Service Cost — Benefits Earned During Period	$295	$303	$46
Interest Cost	624	548	328
Amortization of Prior Service Cost	495	426	109
Amortization of Losses	128	91	11

Net Periodic Cost	$1,542	$1,368	$494

The assumptions used to determine the net periodic cost are as follows:

	2013	2012	2011
Discount Rate	4.20%	4.50%	5.50%
Future Average Compensation Increases	5.00%	5.00%	5.00%

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

The reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation for the years ended December 31, is as follows:

(In thousands)	2013	2012
Funded Status
Accumulated Postretirement Benefit Obligation
Beginning of the Year — January 1	$593	$568
Service Cost	3	2
Interest Cost	24	24
Actuarial Loss	55	42
Benefits Paid	(45)	(43)

End of the Year — December 31	$630	$593

The assumptions used to calculate the accumulated postretirement benefit obligation as of December 31 are as follows:

	2013	2012
Discount Rate	5.10%	4.20%

The following table summarizes the components of the net periodic cost for the years ended December 31:

(In thousands)	2013	2012	2011
Net Periodic Cost
Service Cost — Benefits Earned During Period	$3	$2	$2
Interest Cost	24	24	27
Amortization of Prior Service Cost	25	26	25
Amortization of (Gains) Losses	—	—	(4)

Net Periodic Cost	$52	$52	$50

The assumptions used to determine the net periodic cost are as follows:

	2013	2012	2011
Discount Rate	4.20%	4.50%	5.50%
Future Average Healthcare Benefit Increases	5.76%	6.00%	9.00%

The Company estimates that the prior service costs and net losses in AOCI for medical, dental and long-term care insurance benefits as of December 31, 2013, that will be recognized as components of net periodic benefit cost during the year ended December 31, 2014 for the Plan will be insignificant. For measurement purposes, a 7.8% and 6.4% increase in the cost of health care benefits was assumed for 2014 and 2015 respectively and a range between 6.2% and 5.1% from 2016 through 2050. A one percentage point increase or decrease in this rate would change the post retirement benefit obligation insignificantly. The Company expects the benefits to be paid in each of the next five years to be insignificant per year and approximately $0.3 million in the aggregate for the next five years after that. This also is the expected Company contribution to the plan, as it is unfunded.

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

The risks of participating in a multiemployer defined benefit pension plan are different from a single-employer plan because: (a) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, (b) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be required to be borne by the remaining participating employers, and (c) if the Company chooses to stop participating in a multiemployer plan, it may be required to pay a withdrawal liability to the plan. In connection with ongoing renegotiation of collective bargaining agreements, the Company may discuss and negotiate for the complete or partial withdrawal from its multiemployer pension plan. Depending on the number of employees withdrawn in any future period and the financial condition of the multiemployer plan at the time of withdrawal, the associated withdrawal liabilities could be material to the Company in the period of the withdrawal. The Company has no plans to withdraw from its multiemployer pension plan.

Western Conference of Teamsters Pension Plan (“WCTPP”) provides fixed retirement payments as a function of the total employer contributions payable for all service after 1986. However in the event WCTPP is underfunded, the monthly benefit amount can be reduced by the trustees of the plan. Plan information for the WCTPP, Employer Identification Number 91-6145047, is not publicly available for 2013. According to the most recently available Form 5500 for the plan year ended December 31, 2012, plan net assets are $32.3 billion, the total actuarial present value of accumulated plan benefits is $37.9 billion, and contributions receivable from all employers totaled $99.2 million. WCTPP is over 90.1% funded as of December 31, 2012.

The collective bargaining agreement of WCTPP requires contributions on the basis of hours worked. The agreement also has a minimum contribution requirement of $2.50 per compensable hour to a maximum of 184 hours per calendar year month and cumulatively to a maximum of 2,080 hours per calendar year, for subsequent periods.

Pension Fund	EIN/Pension Plan Number	Zone Status	Rehabilitation Plan Status	2013 Company Contributions (In thousands)		Surcharge Imposed	Expiration Date of Collective Bargaining Agreement	Plan Year End
WCTPP	91-6145047	Green	None	$830	*	None	10/31/16	12/31

* - Total contributions for fiscal year 2013, post-acquisition contributions totaled 0.3 million.

NOTE 11 — SHAREHOLDERS’ EQUITY

Reserved Common Stock

At December 31, 2013, approximately 7.9 million shares of common stock were reserved for issuance upon conversion of the Class B stock, exercise of stock options and purchases under the Employee Stock Purchase Plan. Class B Stock is identical to Common Stock, except Class B Stock has ten votes per share, is automatically converted to Common Stock on a one for one basis when sold or transferred, and cannot receive dividends unless an equal or greater amount of dividends is declared on Common Stock.

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

The components of accumulated other comprehensive income (loss) are as follows:

(In thousands)	2013	2012

Foreign Currency Translation Adjustments	$1,284	$1,415

Mark to Market Adjustments for Derivatives – Before Tax	(107)	(218)
Tax Benefit	38	76

Mark to Market Adjustments for Derivatives – After Tax	(69)	(142)

Retirement Liability Adjustment – Before Tax	(7,423)	(9,316)
Tax Benefit	2,597	3,260

Retirement Liability Adjustment – After Tax	(4,826)	(6,056)

Accumulated Other Comprehensive Loss	$(3,611)	$(4,783)

The components of other comprehensive income (loss) are as follows:

(In thousands)	2013	2012	2011

Foreign Currency Translation Adjustments	$(131)	$183	$(90)

Reclassification to Interest Expense	109	209	298
Mark to Market Adjustments for Derivatives	2	(34)	(171)
Tax Benefit (Expense)	(38)	(61)	(45)

Mark to Market Adjustments for Derivatives	73	114	82

Retirement Liability Adjustment	1,893	(6,451)	(1,348)
Tax Benefit (Expense)	(663)	2,257	472

Retirement Liability Adjustment	1,230	(4,194)	(876)

Other Comprehensive (Loss) Income	$1,172	$(3,897)	$(884)

NOTE 12 — EARNINGS PER SHARE

Earnings per share computations are based upon the following table:

	2013	2012	2011
(In thousands, except per share data)

Net Income	$27,266	$21,874	$21,591

Basic Earnings Weighted Average Shares	17,484	17,143	16,750
Net Effect of Dilutive Stock Options	875	1,014	1,067

Diluted Earnings Weighted Average Shares	18,359	18,157	17,817

Basic Earnings Per Share	$1.56	$1.28	$1.29
Diluted Earnings Per Share	$1.49	$1.20	$1.21

Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted earnings per share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. The number of common shares covered by out-of-the-money stock options were insignificant at December 31, 2013 and 0.2 million and 0.1 million for the years ended December 31, 2012 and 2011, respectively.

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

	2013	2012	2011
Weighted Average Fair Value of the Options Granted	$23.22	$9.93	$12.65

The weighted average fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2013	2012	2011
Risk-free Interest Rate	0.88% - 2.22%	0.89% - 1.00%	1.55% - 2.82%
Dividend Yield	0.0%	0.0%	0.0%
Volatility Factor	0.51-0.56	0.52-0.64	0.52-0.53
Expected Life in Years	5.0 – 8.0	5.0 – 8.0	7.0 – 8.0

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

The following table provides compensation expense information based on the fair value of stock options for the years ended December 31, 2013, 2012 and 2011:

(In thousands)	2013	2012	2011
Stock Compensation Expense	$1,384	$1,351	$1,061
Tax Benefit	(112)	(136)	(93)

Stock Compensation Expense, Net of Tax	$1,272	$1,215	$968

A summary of the Company’s stock option activity and related information for the years ended December 31 is as follows:

(Aggregate intrinsic value in thousands)	2013			2012			2011
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1	1,521,275	$8.23	$65,072	1,661,445	$6.71	$20,532	1,904,232	$5.58	$38,778
Options Granted	69,720	$42.67	$581	130,500	$18.08	$129	84,938	$22.44	$299
Options Exercised	(181,218)	$4.25	$(8,472)	(270,670)	$3.67	$(4,168)	(327,725)	$4.25	$(7,112)
Options Forfeited	—	$—	$—	—	$—	$—	—	$—	$—
Outstanding at December 31	1,409,777	$10.44	$57,181	1,521,275	$8.23	$16,493	1,661,445	$6.71	$31,965
Exercisable at December 31	1,149,532	$7.81	$49,648	1,168,459	$6.72	$14,431	1,280,744	$5.47	$26,237

The aggregate intrinsic value in the preceding table represents the total pretax option holder’s intrinsic value, based on the Company’s closing stock price of Common Stock which would have been received by the option holders had all option holders exercised their options as of that date. The Company’s closing stock price of Common Stock was $51.00, $19.07 and $25.95 as of December 31, 2013, 2012 and 2011, respectively.

The weighted average fair value of options vested during 2013, 2012 and 2011 was $6.20, $6.18 and $3.54, respectively. The total fair value of options that vested during the year amounted to $1.0 million, $1.0 million and $0.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013, total compensation costs related to non-vested awards not yet recognized amounts to $3.5 million and will be recognized over a weighted average period of 2.5 years.

The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of December 31, 2013:

	Outstanding			Exercisable
Exercise Price Range	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price

$ 2.68 - $ 3.45	265,404	0.9	$3.07	265,404	0.9	$3.07
$ 4.84 - $ 7.07	578,364	4.7	5.34	533,109	4.6	5.35
$ 9.15 - $10.07	141,975	3.2	9.35	141,975	3.2	9.35
$14.01 - $24.88	372,314	7.5	18.62	209,044	6.9	19.08
$41.40 - $51.93	51,720	9.9	49.49	—	—	—

	1,409,777	4.8	10.44	1,149,532	4.0	7.81

The Company established Incentive Stock Option Plans for the purpose of attracting and retaining executive officers and key employees, and to align management’s interest with those of the shareholders. Generally, the options must be exercised within ten years from the grant date and vest ratably over a five-year period. The exercise price for the options is equal to the share price at the date of grant. At December 31, 2013, the Company had options outstanding for 1,136,733 shares under the plans. At December 31, 2013, there were 531,516 options available for future grant under the plan established in 2011.

The Company established the Directors Stock Option Plans for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors, and to align their interest with those of the shareholders. The options must be exercised within ten years from the grant date. The exercise price for the option is equal to the share price at the date of grant and vests six months from the grant date. At December 31, 2013, the Company had options outstanding for 273,044 shares under the plans. At December 31, 2013, there were 145,555 options available for future grant under the plan established in 2005.

In addition to the options discussed above, the Company has established the Employee Stock Purchase Plan to encourage employees to invest in Astronics Corporation. The plan provides employees the opportunity to invest up to 20% of their cash compensation (up to an annual maximum of approximately $21,250) in Astronics common stock at a price equal to 85% of the fair market value of the Astronics common stock, determined each October 1. Employees are allowed to enroll annually. Employees indicate the number of shares they wish to obtain through the program and their intention to pay for the shares through payroll deductions over the annual cycle of October 1 through September 30. Employees can withdraw anytime during the annual cycle, and all money withheld from the employees pay is returned with interest. If an employee remains enrolled in the program, enough money will have been withheld from the employees’ pay during the year to pay for all the shares that the employee opted for under the program. At December 31, 2013, employees had subscribed to purchase 51,253 shares at $35.16 per share. The weighted average fair value of the options was approximately $9.31, $4.99 and $3.96 for options granted during the year ended December 31, 2013, 2012 and 2011, respectively.

The fair value for the options granted under the Employee Stock Purchase Plan was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2013	2012	2011
Risk-free Interest Rate	0.10%	0.17%	0.10%
Dividend Yield	0.0%	0.0%	0.0%
Volatility Factor	.37	.37	.52
Expected Life in Years	1.0	1.0	1.0

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

On a Recurring Basis:

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2013 and December 31, 2012:

(In thousands)	Classification	Total	Level 1	Level 2	Level 3

Interest Rate Swaps	Other Liabilities
December 31, 2013		$(108)	$—	$(108)	$—
December 31, 2012		(218)	—	(218)	—
Acquisition Contingent Consideration
December 31, 2013	Current Liabilities	$(137)	$—	$—	$(137)
December 31, 2012		(86)	—	—	(86)

December 31, 2013	Other Liabilities	$(5,709)	$—	$—	$(5,709)
December 31, 2012		(728)	—	—	(728)

Interest rate swaps are securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach (See Note 15).

Our Level 3 fair value liabilities represent contingent consideration recorded related to the 2011 Ballard acquisition, to be paid up to a maximum of $5.5 million if certain revenue growth targets are met over the next five years, the 2012 Max-Viz acquisition, to be paid up to a maximum of $8.0 million if certain revenue growth targets are met over the next three years and the 2013 AeroSat acquisition, to be paid up to a maximum of $53.0 million if certain revenue growth targets are met over the next two years. The calculation of additional purchase consideration (“Earn Out”) related to the acquisition of AeroSat is as follows:

	AeroSat Revenue	Earn Out Formula
2014	<$30 million	No Earn Out
	>$30 million < $50 million	(AeroSat Revenue X 15%) x ((AeroSat Revenue-$30 million)/$20 million
	>$50 million	AeroSat Revenue X 15%

2015	<$40 million	No Earn Out
	>$40 million < $60 million	(AeroSat Revenue X 15%) x ((AeroSat Revenue-$40 million)/$20 million
	>$60 million	AeroSat Revenue X 15%

The amounts recorded for the contingent considerations were calculated using an estimate of the probability of the future cash outflows. The varying contingent payments were then discounted to the present value utilizing a discounted cash flow methodology. The contingent consideration liabilities have no observable Level 1 or Level 2 inputs.

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

At December 31, 2013, the fair value of goodwill and intangible assets classified using Level 3 inputs are as follows:

•	Beginning January 1, 2012, previously unamortized trade names in the Test Systems segment with a fair value of $0.4 million are now being amortized over 10 years. The fair value measurement of total amortized intangible assets in the Test Systems reporting unit is $3.9 million. Inputs used to calculate the fair value were internal forecasts used to estimate undiscounted future cash flows. There was no change in fair value from December 31, 2012.

•	The Max-Viz goodwill and intangible assets acquired on July 30, 2012, were valued at fair value using a discounted cash flow methodology and are classified as Level 3 inputs.

•	The Peco, AeroSat, and PGA goodwill and intangible assets acquired on July 18, 2013, October 2, 2013, and December 5, 2013 respectively, were valued at fair value using a discounted cash flow methodology and are classified as Level 3 inputs.

Due to their short-term nature, the carrying value of cash and equivalents, accounts receivable, accounts payable, and notes payable approximate fair value. The carrying value of the Company’s variable rate long-term debt instruments also approximates fair value due to the variable rate feature of these instruments.

During 2011, in accordance with the provisions of ASC Topic 350, Intangibles – Goodwill and Other, the Company recorded a $2.4 million goodwill impairment charge related to the Test System reporting unit to write down goodwill to its implied fair value of zero. The Company utilizes a discounted cash flow analysis to estimate the fair value of reporting units utilizing unobservable inputs. The fair value measurement of the reporting unit under the step-one and step-two analysis of the goodwill impairment test are classified as Level 3 inputs. There were no impairment charges to goodwill in any of the Company’s reporting units in 2013 and 2012.

During 2011, the Company recorded an impairment charge to write down to fair value indefinite-lived trade name intangible assets of its Test System reporting unit. The impairment charge for the trade names was $0.1 million based on the determined fair value of $0.4 million. This impairment charge is the result of the revised downward estimates of future revenues and cash flows of the Test Systems reporting unit. The fair value measurements are calculated using unobservable inputs classified as Level 3 inputs, requiring significant management judgment due to the absence of quoted market prices or observable inputs for assets of a similar nature. There were no impairment charges to any of the Company’s intangible assets in either of the Company’s segments in 2013 and 2012.

NOTE 15 — DERIVATIVE FINANCIAL INSTRUMENTS

At December 31, 2013, we had one interest rate swap with a notional amount of approximately $1.5 million, entered into on February 6, 2006, related to the Company’s Series 1999 New York Industrial Revenue Bond, which effectively fixes the rate at 3.99% plus a spread based on the Company’s leverage ratio on this obligation through February 1, 2016.

An interest rate swap entered into on March 19, 2009 related to the Company’s term note issued January 30, 2009, was terminated in the third quarter of 2013 with no significant impact to the results of our operations.

At December 31, 2013 and 2012, the fair value of the interest rate swap was a liability of $0.1 million and $0.2 million, respectively, which is included in other liabilities (See Note 14 - Fair Value). Amounts expected to be reclassified to earnings in the next twelve months are not expected to be significant.

Activity in AOCI related to these derivatives is summarized below:

(In thousands)	2013	2012	2011
Derivative Balance at the Beginning of the Year in AOCI	$(142)	$(256)	$(338)

Net Deferral in AOCI of Derivatives:
Net (Increase) Decrease in Fair Value of Derivatives	2	(34)	(171)
Tax Effect	—	14	61

	2	(20)	(110)

Net Reclassification from AOCI into Earnings:
Reclassification from AOCI into Earnings – Interest Expense	109	209	298
Tax Effect	(38)	(75)	(106)

	71	134	192

Net Change in Derivatives for the Year	73	114	82

Derivative Balance at the End of the Year in AOCI	$(69)	$(142)	$(256)

To the extent the interest rate swaps are not perfectly effective in offsetting the change in the value of the payments being hedged; the ineffective portion of these contracts is recognized in earnings immediately as interest expense. Ineffectiveness, if any, was not significant for the years ended December 31, 2013, 2012 and 2011. The Company classifies the cash flows from hedging transactions in the same category as the cash flows from the respective hedged items. Amounts from ineffectiveness, if any, to be reclassified during 2014 are not expected to be significant.

NOTE 16 — SELECTED QUARTERLY FINANCIAL INFORMATION

The following table summarizes selected quarterly financial information for 2013 and 2012:

	Quarter Ended
(Unaudited)	Dec. 31,	Sept. 28,	June 29,	March 30,	Dec. 31,	Sept. 29,	June 30,	March 31,
(In thousands, except for per share data)	2013	2013	2013	2013	2012	2012	2012	2012
Sales	$105,456	$89,681	$70,833	$73,967	$67,420	$68,899	$64,989	$65,138
Gross Profit (sales less cost of products sold)	25,173	23,785	18,681	20,219	17,551	16,717	17,054	18,120
Income Before Tax	8,902	10,747	7,718	10,844	7,690	7,381	7,510	9,002
Net Income	6,389	7,155	5,158	8,564	5,655	4,930	5,194	6,095
Basic Earnings Per Share	0.36	0.41	0.30	0.49	0.33	0.29	0.30	0.36
Diluted Earnings Per Share	0.34	0.39	0.28	0.47	0.31	0.27	0.29	0.34

NOTE 17 — COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities and equipment under various lease contracts with terms that meet the accounting definition of operating leases. These arrangements may include fair value renewal or purchase options. Rental expense for the years ended December 31, 2013, 2012 and 2011 was $2.4 million, $3.2 million and $3.0 million, respectively. The following table represents future minimum lease payment commitments as of December 31, 2013:

(In thousands)
2014	$2,183
2015	925
2016	279
2017	237
2018	136

$3,760

From time to time the Company may enter into purchase agreements with suppliers under which there is a commitment to buy a minimum amount of product. Purchase commitments outstanding at December 31, 2013 were $91.2 million. These commitments are not reflected as liabilities in the Company’s Consolidated Balance Sheets.

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

We are a defendant in an action filed in the Regional State Court of Mannheim, Germany (Lufthansa Technik AG v. Astronics Advanced Electronics Systems Corp.) relating to an allegation of patent infringement. The damages sought include injunctive relief, as well as monetary damages. We dispute the allegation and are vigorously defending ourselves in this action. We have filed a nullity action with the Federal Patent Court in Munich, Germany, requesting the court to revoke the German part of the European patent that is subject to the claim. In November 2011, the Regional State Court of Manheim Germany, issued an interim decision to the effect that the infringement litigation proceedings be stayed until the Federal Patent Court decides on the concurrent nullity action. In February 2014, The Federal Patent Court issued a written judgment upholding the validity of a portion of the patent. This judgment is subject to appeal. However, as a result the judgment proclaimed by The Federal Patent Court the stay of the infringement litigation proceedings is no longer effective. At this time we are unable to provide a reasonable estimate of our potential liability or the potential amount of loss related to this action, if any. If the outcome of this litigation is adverse to us, our results and financial condition could be materially affected.

NOTE 18 — SEGMENTS

Segment information and reconciliations to consolidated amounts for the years ended December 31 are as follows:

(In thousands)	2013	2012	2011

Sales:
Aerospace	$330,530	$254,955	$213,874

Test Systems	10,103	11,491	14,289
Less Inter-segment Sales	(696)	—	—

	9,407	11,491	14,289

Total Consolidated Sales	$339,937	$266,446	$228,163

Operating Profit (Loss) and Margins:
Aerospace	$55,200	$44,137	$40,400
	16.7%	17.3%	18.9%
Test Systems	(3,756)	(4,985)	(4,760)
	(37.2)%	(43.4)%	(33.3)%

Total Operating Profit	51,444	39,152	35,640

	15.1%	14.7%	15.6%
Deductions from Operating Profit:
Interest Expense	(4,094)	(1,042)	(1,806)
Corporate and Other Expenses, Net	(9,139)	(6,527)	(4,819)

Earnings before Income Taxes	$38,211	$31,583	$29,015

Depreciation and Amortization:
Aerospace	$10,058	$6,043	$3,929
Test Systems	590	634	584
Corporate	411	228	430

Total Depreciation and Amortization	$11,059	$6,905	$4,943

Identifiable Assets:
Aerospace	$428,619	$177,168	$136,930
Test Systems	11,035	18,121	20,020
Corporate	51,617	16,700	17,955

Total Assets	$491,271	$211,989	$174,905

Capital Expenditures:
Aerospace	$6,711	$16,324	$14,195
Test Systems	61	396	86
Corporate	96	—	—

Total Capital Expenditures	$6,868	$16,720	$14,281

Operating profit is sales less cost of products sold and other operating expenses, excluding interest expense and other corporate expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment.

For the years ended December 31, 2013 and 2012, there was no goodwill or purchased intangible asset impairment losses in either the Aerospace or Test System segment. For the year ended December 31, 2011, the operating loss in the Test Systems segment includes a goodwill impairment loss of approximately $2.4 million and a purchased intangible asset impairment loss of approximately $0.1 million. In the Aerospace segment, goodwill amounted to $101.0 million and $21.9 million at December 31, 2013 and 2012, respectively. In the Test Systems segment there was no goodwill as of December 31, 2013 and 2012.

The following table summarizes the Company’s sales by geographic region for the years ended December 31:

	2013	2012	2011
(In thousands)
North America	$300,368	$233,245	$196,447
Europe	21,190	16,188	16,238
Asia	15,570	14,030	12,544
South America	1,851	1,937	2,678
Other	958	1,046	256

	$339,937	$266,446	$228,163

The following table summarizes the Company’s property, plant and equipment by country for the years ended December 31:

	2013	2012	2011
(In thousands)
United States	$59,803	$53,235	$40,871
France	10,771	—	—
Canada	326	302	251

	$70,900	$53,537	$41,122

Sales recorded by the Company’s foreign operations were $16.5 million in 2013, $14.2 million in 2012, and $13.1 million in 2011. Net income from these locations was $0.2 million in 2013, $1.0 million in 2012, and $0.9 million in 2011. Net assets held outside of the United States total $40.1 million at December 31, 2013 and $6.7 million at December 31, 2012. The exchange loss included in determining net income was $0.1 million in each of the years ending 2013, 2012 and 2011. Cumulative translation adjustments amounted to $1.3 million and $1.4 million at December 31, 2013 and 2012, respectively.

The Company has a significant concentration of business with two major customers, Panasonic Aviation Corporation and The Boeing Company. The following is information relating to the activity with those customers:

	2013	2012	2011
Percent of Consolidated Revenue
Panasonic	29.6%	38.0%	35.7%
Boeing	14.5%	5.5%	4.4%

(In thousands)	2013	2012
Accounts Receivable at December 31,
Panasonic	$14,090	$17,412
Boeing	6,458	1,939

Sales to Panasonic are all in the Aerospace segment. Sales to the Boeing occur in both segments.

NOTE 19 — ACQUISITIONS

PGA Electronic S.A.

On December 5, 2013 we acquired 100% of the stock of PGA, a designer and manufacturer of seat motion and lighting systems primarily for business and first class aircraft seats and is Europe’s leading provider of in-flight entertainment/communication systems as well as cabin management systems for private VVIP aircraft. The addition of PGA further diversifies the products and technologies that Astronics offers. The purchase price was approximately $32.9 million for which approximately $10.7 million, net of cash acquired, was paid in cash and the balance paid with 264,168 shares of Astronics stock valued at $51.00 per share. PGA is included in our Aerospace reporting segment. The purchase price allocation for this acquisition is not finalized as the fair value valuation of assets and liabilities is not complete.

Astronics AeroSat Corporation

On October 1, 2013, we acquired certain assets and liabilities from AeroSat Corporation and related entities, a supplier of aircraft antenna systems for $12 million in cash, plus the a potential additional purchase consideration of up to $53 million based upon the achievement of certain revenue targets in 2014 and 2015. The addition of AeroSat further diversifies the products and technologies that Astronics offers. The additional contingent purchase consideration is recorded at its estimated fair value of approximately $5.0 million at the date of acquisition based upon the Company’s assessment of the probability of AeroSat achieving the revenue growth targets. Substantially all of the goodwill and purchased intangible assets are expected to be deductible for tax purposes over 15 years. The purchase price allocation for this acquisition is not complete. The purchase price allocation for this acquisition is not finalized as the fair value valuation of the earn out liability is still being evaluated.

Peco, Inc.

On July 18, 2013, we acquired 100% of the stock of Peco, Inc. which designs and manufacturers highly engineered commercial aerospace interior components and systems for the aerospace industry. The company specializes in PSUs which incorporate air handling, emergency oxygen, electrical power management and cabin lighting systems. It also manufactures a wide range of fuel access doors that meet stringent strength, fuel sealing and anti-corrosion requirements. The addition of Peco diversifies the products and technologies that Astronics offers. We purchased the outstanding stock of Peco for $136.0 million in cash. Peco’s unaudited 2013 revenue prior to the acquisition date was approximately $46.2 million. Peco is included in our Aerospace reporting segment.

The allocation of the purchase price paid for Peco is based on fair values of the acquired assets and liabilities assumed of Peco as of July 18, 2013.

The allocation of purchase price based on appraised fair values was as follows (In thousands):

Accounts Receivable	$8,002
Inventory	15,473
Other Current Assets	1,881
Fixed Assets	5,153
Purchased Intangible Assets	69,000
Goodwill	69,494
Accounts Payable, Accrued Expenses, and Other Current Liabilities	(4,114)
Deferred Income Taxes	(28,889)

Total Purchase Price	$136,000

The amounts allocated to the purchased intangible assets consist of the following:

(In thousands)	Weighted Average Life	Acquisition Fair Value
Trademark	10 Years	$4,200
Technology	10 Years	3,300
Customer Relationships/Backlog	1.5-16 Years	61,500

		$69,000

Goodwill and other intangible assets reflected above were determined to meet the criterion for recognition apart from tangible assets acquired and liabilities assumed. The goodwill is primarily attributable to expected synergies and the assembled workforce. Purchased intangible assets and goodwill are not deductible for tax purposes.

The following is a summary of the sales and amounts included in income from operations for Peco included in the consolidated financial statements of the Company from the date of acquisition to December 31, 2013 (in thousands):

Sales	$36,452
Operating Income	$122

The following summary, prepared on a pro forma basis, combines the consolidated results of operations of the Company with those of Peco as if the acquisition took place on January 1, 2012. The pro forma consolidated results include the impact of certain adjustments, including increased interest expense on acquisition debt, amortization of purchased intangible assets and income taxes.

(in thousands, except earnings per share)	2013	2012
Sales	$386,170	$344,233
Net income	$29,456	$24,348
Basic earnings per share	$1.68	$1.42
Diluted earnings per share	$1.60	$1.34

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the year ended December 31, 2013 and 2012. In addition, they are not intended to be a projection of future results.

Max-Viz, Inc.

On July 30, 2012 we acquired by merger, 100% of the stock of Max-Viz, Inc., a manufacturer of industry-leading Enhanced Vision Systems for defense and commercial aerospace applications for the purpose of improving situational awareness. The addition of Max-Viz diversifies the products and technologies that Astronics offers. We purchased the outstanding stock of Max-Viz for $10.7 million in cash plus contingent purchase consideration up to a maximum of $8.0 million subject to meeting certain revenue growth targets over the next three years. Max-Viz is included in our Aerospace reporting segment. The additional contingent purchase consideration was recorded at its estimated fair value at the date of acquisition based upon the Company’s assessment of the probability of Max-Viz achieving the revenue growth targets.

There was no significant change in the fair value estimate of the contingent consideration, from the date of the acquisition to December 31, 2013. The goodwill recognized is comprised primarily of intangible assets that do not require separate recognition. Substantially all of the goodwill and purchased intangible assets are expected to be deductible for tax purposes over 15 years. The purchase price allocation for the 2012 acquisition is complete.

NOTE 20 — SUBSEQUENT EVENTS

In January 2014, Peco purchased two facilities totaling 233,000 square feet in Clackamas, Oregon for approximately $14.5 million and expects to move its operations into the buildings by the end of the fourth quarter of 2014.

On January 20, 2014, the Company entered into an agreement to purchase substantially all of the assets and liabilities of the Test and Services Division of EADS North America, Inc. for approximately $53.0 million in cash plus a net working capital adjustment. On February 28, 2014, Astronics completed the acquisition. This division will be reported as part of Test Systems segment.

In connection with the funding of the acquisition discussed above, the Company amended its existing credit facility by entering into Amendment No 2. to Third Amended and Restated Credit Agreement, dated as of February 28, 2014. The Company elected to exercise its option to increase the revolving credit commitment. The Credit Agreement now provides for a $125 million five-year revolving credit facility maturing on June 30, 2018, of which $58.0 million was drawn to finance the acquisition. There remains approximately $56.1 million available under the revolving credit facility on February 28, 2014.

The amended facility temporarily increases the maximum leverage ratio permitted under the agreement to 4.0 to 1.0 for fiscal quarters ending March 31, 2014 and June 30, 2014, 3.75 to 1.0 as of the end of fiscal quarters from September 30, 2014 through March 31, 2015 and 3.5 to 1.0 as of the end of each fiscal quarter subsequent to March 31, 2015 to maturity. There were no changes to the other covenants, interest rates being charged or commitment fees.

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

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors is contained under the captions “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference to the 2014 Proxy to be filed within 120 days of the end of our fiscal year is incorporated herein by reference.

The executive officers of the Company, their ages, their positions and offices with the Company, and the date each assumed their office with the Company, are as follows:

Name and Age of Executive Officer	Positions and Offices with Astronics	Year First Elected Officer
Peter J. Gundermann	President, Chief Executive Officer and Director of the Company	2001
Age 51
David C. Burney	Vice President-Finance, Treasurer, Secretary and Chief Financial Officer of the Company	2003
Age 51
Mark A. Peabody	Astronics Advanced Electronic Systems Executive Vice President	2010
Age 54
James S. Kramer	Luminescent Systems Inc. Executive Vice President	2010
Age 50

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The documents filed as a part of this report are as follows:

1.	The following financial statements are included:

(i)	Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011

(ii)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012, and 2011

(iii)	Consolidated Balance Sheets as of December 31, 2013 and 2012

(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

(v)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011

(vi)	Notes to Consolidated Financial Statements

(vii)	Reports of Independent Registered Public Accounting Firm

(viii)	Management’s Report on Internal Control Over Financial Reporting

2.	Financial Statement Schedule

Schedule II. Valuation and Qualifying Accounts

All other consolidated financial statement schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

3.	Exhibits

Exhibit No.	Description

3 (a)	Restated Certificate of Incorporation, filed herewith.

(b)	By-Laws, as amended, incorporated by reference to the registrant’s 2008 Annual Report on Form 10-K, Exhibit 3(b), filed March 11, 2009.

(c)	Certificate of Amendment of the Certificate of Incorporation of Astronics Corporation; incorporated by reference to the registrant’s Form 8-K, Exhibit 3.1, filed May 28, 2013.

4.1 (a)	$60,000,000 Credit Agreement with HSBC Bank USA, dated May 13, 2008, incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1, filed May 16, 2008.

(b)	Amended and Restated Credit Agreement with HSBC Bank USA, dated January 27, 2009, incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1, filed January 30, 2009.

(c)	Amendment No. 2 to the Amended and Restated Credit Agreement dated as of December 23, 2009 among Astronics Corporation, the Lenders party thereto, HSBC Bank USA, National Association., incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1, filed December 28, 2009.

(d)	Second Amended and Restated Credit Agreement, dated as of August 31, 2011, among Astronics Corporation, HSBC Bank USA, National Association, Bank of America, N.A. and Manufacturers and Traders Trust Company, incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1, filed September 1, 2011.

(e)	Third Amended and Restated Credit Agreement dated as of July 18, 2013 between Astronics Corporation, the Lenders Party Hereto, HSBC Bank USA National Association, Merrill Lynch, Pierce Fenner & Smith Inc. as Lead Arrangers and Manufacturers and Traders Trust Company, incorporated by reference to the registrant’s Form 8-K, Exhibit 10.2, filed July 18, 2013.

(f)	Amendment No. 1 to Third Amended and Restated Credit Agreement entered into by and among Astronics Corporation, HSBC Bank USA, National Association, Bank of America, N.A. and Manufacturers and Traders Trust Company incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1, filed December 31, 2013.

(g)	Amendment No. 2 to Third Amended and Restated Credit Agreement entered into by and among Astronics Corporation, HSBC Bank USA, National Association, Bank of America, N.A. and Manufacturers and Traders Trust Company incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1, filed February 28, 2014.

10.1*	Restated Thrift and Profit Sharing Retirement Plan, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.1, filed March 3, 2011.

10.3*	1997 Director Stock Option Plan, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.3, filed March 3, 2011.

10.4*	2001 Stock Option Plan, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.4, filed March 3, 2011.

10.5*	Non-Qualified Supplemental Retirement Plan, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.5, filed March 3, 2011.

10.6*	Employment Termination Benefits Agreement dated December 16, 2003 between Astronics Corporation and Peter J. Gundermann, President and Chief Executive Officer of Astronics Corporation, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.6, filed March 3, 2011.

10.7*	Employment Termination Benefits Agreement dated December 16, 2003 between Astronics Corporation and David C. Burney, Vice President and Chief Financial Officer of Astronics Corporation, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.7, filed March 3, 2011.

10.8*	2005 Director Stock Option Plan, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.8, filed March 3, 2011.

10.9	Stock Purchase Agreement By and Among Astronics Corporation, DME Corporation and the Shareholders of DME Corporation dated January 28, 2009, incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1, filed January 30, 2009.

10.10*	Supplemental Retirement Plan, Amended and Restated, March 6, 2012, incorporated by reference to the registrant’s 2012 Annual Report on Form 10-K, Exhibit 10.10, filed February 22, 2013.

10.11*	First Amendment of the Employment Termination Benefits Agreement dated December 30, 2008 between Astronics Corporation and Peter J. Gundermann, President and Chief Executive Officer of Astronics, incorporated by reference to the registrant’s 2008 Annual Report on Form 10-K, Exhibit 10.11, filed March 11, 2009.

10.12*	First Amendment of the Employment Termination Benefits Agreement dated December 30, 2008 between Astronics Corporation and David C. Burney, Vice President and Chief Financial Officer of Astronics Corporation , incorporated by reference to the registrant’s 2008 Annual Report on Form 10-K, Exhibit 10.12, filed March 11, 2009.

10.13*	Employment Termination Benefits Agreement Dated February 18, 2005 between Astronics Corporation and Mark A. Peabody, Executive Vice President of Astronics Advanced Electronic Systems, Inc., incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.13, filed March 3, 2011.

10.14*	First Amendment of the Employment Termination Benefits Agreement dated December 31, 2008 between Astronics Corporation and Mark A. Peabody, Executive Vice President of Astronics Advanced Electronic Systems, Inc., incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.14, filed March 3, 2011.

10.15*	Form of Indemnification Agreement as executed by each of Astronics Corporation’s Directors and Executive Officers, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.15, filed March 3, 2011.

10.16	Stock Purchase Agreement by and among Ballard Technology, Inc. and its Shareholders (the Sellers) and Astronics Corporation (Purchaser) Dated as of November 30, 2011, incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1, filed November 30, 2011.

10.17*	2011 Employee Stock Option Plan, incorporated by reference to the registrant’s Form S-8, Exhibit 4.1 filed on August 4, 2011.

10.18*	Supplemental Retirement Plan II, incorporated by reference to the registrant’s 2012 Annual Report on Form 10-K, Exhibit 10.18, filed February 22, 2013.

10.19	Agreement and Plan of Merger dated as of July 30, 2012 by and among Astronics Corporation, MV Acquisition Corp., Max-Viz Inc. and Gerard H. Langeler as the Shareholders’ Representative incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1, filed July 30, 2012.

10.20	Stock Purchase Agreement between Astronics Corporation, Peco, Inc., and the shareholders of the Company incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1, filed May 28, 2013.

10.21	Amendment to the Stock Purchase Agreement between Astronics Corporation, Peco, Inc., and the shareholders of the Company incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1, filed July 18, 2013.

10.22	Asset Purchase Agreement by and among Astronics AS Corporation. Aerosat Corporation. Aerosat Airborne Internet LLC, Aerosat Avionics, LLC and Aerosat Tech Licensing, LLC incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1, filed October 1, 2013.

10.23	Sale Agreement and Guarantee Agreement relating to PGA Electronic, incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1 and Exhibit 10.2, filed November 4, 2013.

10.24	Purchase Agreement between EADS North America Inc. and Astronics Corporation dated as of January 20, 2014, incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1 filed January 20, 2014.

21**	Subsidiaries of the Registrant; filed herewith.

23**	Consent of Independent Registered Public Accounting Firm; filed herewith.

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; filed herewith

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; filed herewith

32**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; filed herewith

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Identifies a management contract or compensatory plan or arrangement as required by Item 15(a) (3) of Form 10-K.
**	Submitted electronically herewith

SCHEDULE II

Valuation and Qualifying Accounts

Year	Description	Balance at the Beginning of Period	Acquisitions	Charged to Cost and Expense	(Write-Offs) Recoveries / Other	Balance at End of Period
(In thousands)
2013	Allowance for Doubtful Accounts	$650	$—	$112	$(622)	$140
	Reserve for Inventory Valuation	12,026	—	537	(1,522)	11,041
	Deferred Tax Valuation Allowance	2,190	—	319	—	2,509

2012	Allowance for Doubtful Accounts	$645	$130	$88	$(213)	$650
	Reserve for Inventory Valuation	10,599	137	1,544	(254)	12,026
	Deferred Tax Valuation Allowance	1,898	—	292	—	2,190

2011	Allowance for Doubtful Accounts	$274	$—	$466	$(95)	$645
	Reserve for Inventory Valuation	11,183	—	336	(920)	10,599
	Deferred Tax Valuation Allowance	890	—	531	477	1,898

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on March 7, 2014.

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

Signature	Title	Date

/s/ Peter J. Gundermann Peter J. Gundermann	President and Chief Executive Officer (Principal Executive Officer)	March 7, 2014

/s/ David C. Burney David C. Burney	Vice President-Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 7, 2014

/s/ Raymond W. Boushie Raymond W. Boushie	Director	March 7, 2014

/s/ Robert T. Brady Robert T. Brady	Director	March 7, 2014

/s/ John B. Drenning John B. Drenning	Director	March 7, 2014

/s/ Peter J. Gundermann Peter J. Gundermann	Director	March 7, 2014

/s/ Kevin T. Keane Kevin T. Keane	Director	March 7, 2014

/s/ Robert J. McKenna Robert J. McKenna	Director	March 7, 2014