Form 10-Q
period 2014-03-29
ASTRONICS CORP
filed 2014-05-08
CIK 8063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2014

or

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

As of March 29, 2014, 18,028,500 shares of common stock were outstanding consisting of 13,892,612 shares of common stock ($.01 par value) and 4,135,888 shares of Class B common stock ($.01 par value).

Part 1 – Financial Information

Item 1.	Financial Statements

ASTRONICS CORPORATION

Consolidated Condensed Balance Sheets

March 29, 2014 with Comparative Figures for December 31, 2013

(In thousands)

	March 29, 2014	December 31, 2013
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$29,117	$54,635
Accounts Receivable, net of allowance for doubtful accounts	109,015	60,942
Inventories	141,106	85,269
Prepaid Expenses	5,529	4,264
Other Current Assets	5,944	6,088

Total Current Assets	290,711	211,198

Property, Plant and Equipment, net of accumulated depreciation	100,883	70,900

Other Assets	6,137	5,474
Intangible Assets, net of accumulated amortization	101,570	102,701
Goodwill	103,418	100,998

Total Assets	$602,719	$491,271

Current Liabilities:
Current Maturities of Long-term Debt	$13,092	$12,279
Accounts Payable	45,389	25,255
Accrued Expenses	27,074	24,668
Accrued Income Taxes	5,178	1,318
Customer Advance Payments and Deferred Revenue	32,597	20,747
Deferred Income Taxes	—	970

Total Current Liabilities	123,330	85,237

Long-term Debt	255,326	188,041
Other Liabilities	43,067	46,484

Total Liabilities	421,723	319,762

Shareholders’ Equity:
Common Stock	180	179
Accumulated Other Comprehensive Loss	(3,875)	(3,611)
Other Shareholders’ Equity	184,691	174,941

Total Shareholders’ Equity	180,996	171,509

Total Liabilities and Shareholders’ Equity	$602,719	$491,271

See notes to consolidated condensed financial statements

ASTRONICS CORPORATION

Consolidated Condensed Statements of Operations

Three Months Ended March 29, 2014 With Comparative Figures for 2013

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 29, 2014	March 30, 2013

Sales	$140,951	$73,967

Cost of Products Sold	110,946	53,748

Gross Profit	30,005	20,219

Selling, General and Administrative Expenses	16,378	9,157

Income from Operations	13,627	11,062

Interest Expense, Net of Interest Income	2,323	218

Income Before Income Taxes	11,304	10,844

Provision for Income Taxes	3,797	2,280

Net Income	$7,507	$8,564

Earnings per share:
Basic	$0.42	$0.49

Diluted	$0.40	$0.47

See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION

Consolidated Condensed Statements of Comprehensive Income

Three Months Ended March 29, 2014 With Comparative Figures for 2013

(Unaudited)

(In thousands)

	Three Months Ended
	March 29, 2014	March 30, 2013

Net Income	$7,507	$8,564

Other Comprehensive Loss:
Foreign Currency Translation Adjustments	(386)	(197)

Mark to Market Adjustments for Derivatives – Net of Tax	20	15

Retirement Liability Adjustment – Net of Tax	102	106

Other Comprehensive Loss	(264)	(76)

Comprehensive Income	$7,243	$8,488

See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION

Consolidated Condensed Statements of Cash Flows

Three Months Ended March 29, 2014

With Comparative Figures for 2013

(Unaudited)

(In thousands)

	March 29, 2014	March 30, 2013
Cash Flows From Operating Activities:

Net Income	$7,507	$8,564
Adjustments to Reconcile Net Income to Cash Provided By Operating Activities:
Depreciation and Amortization	4,838	1,749
Provisions for Non-Cash Losses on Inventory and Receivables	312	116
Stock Compensation Expense	394	326
Deferred Tax (Benefit) Expense	(816)	1,015
Other	(879)	(277)
Cash Flows from Changes in Operating Assets and Liabilities:
Accounts Receivable	(37,632)	5,863
Inventories	8,699	(1,115)
Accounts Payable	9,520	1,737
Other Current Assets and Liabilities	(382)	(2,937)
Billings in Excess of Recoverable Costs and Accrued Profits on Uncompleted Contracts	—	116
Customer Advanced Payments and Deferred Revenue	9,203	(2,321)
Income Taxes	2,776	1,208
Supplemental Retirement and Other Liabilities	(967)	282

Cash Provided By Operating Activities	2,573	14,326

Cash Flows From Investing Activities:
Acquisition of Business	(70,275)	—
Capital Expenditures	(16,906)	(1,828)

Cash Used For Investing Activities	(87,181)	(1,828)

Cash Flows From Financing Activities:
Proceeds from Credit Facility	58,000	—
Payments for Long-term Debt	(405)	(2,035)
Debt Acquisition Costs	(280)	(160)
Acquisition Earnout Payments	(53)	(81)
Proceeds from Exercise of Stock Options	588	137
Income Tax Benefit from Exercise of Stock Options	1,261	57

Cash Provided By (Used For) Financing Activities	59,111	(2,082)

Effect of Exchange Rates on Cash	(21)	2

(Decrease) Increase in Cash and Cash Equivalents	(25,518)	10,418

Cash and Cash Equivalents at Beginning of Period	54,635	7,380

Cash and Cash Equivalents at End of Period	$29,117	$17,798

See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION

Notes to Consolidated Condensed Financial Statements

March 29, 2014

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

Operating Results

The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the three month period ended March 29, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in Astronics Corporation’s 2013 annual report on Form 10-K.

Description of the Business

Astronics is a leading supplier of products to the aerospace and defense industries. Our products include advanced, high-performance lighting and safety systems, electrical power generation, distribution and motion systems, avionics and structure and other products for the global aerospace industry as well as test, training and simulation systems for the military, semi-conductor and consumer electronics markets.

The Company has two reportable segments, Aerospace and Test Systems. The Aerospace segment designs and manufactures products for the global aerospace industry. The Test Systems segment designs, manufactures and maintains communications and weapons test systems and training and simulation devices for military applications as well as automatic test systems, subsystems and instruments for semi-conductor and consumer electronics products.

We have twelve primary locations, ten in the United States, one in Canada, and one in France. We design and build our products through our wholly owned subsidiaries Astronics Advanced Electronic Systems Corp. (“AES”); Astronics AeroSat Corporation (“AeroSat”); Astronics Test Systems, Inc. (“ATS”); Ballard Technology, Inc. (“Ballard”); DME Corporation (“DME”); Luminescent Systems, Inc. (“LSI”); Luminescent Systems Canada, Inc. (“LSI Canada”); Max-Viz, Inc. (“Max-Viz”); Peco, Inc. (“Peco”) and PGA Electronic s.a. (“PGA”).

On February 28, 2014, Astronics acquired, through a wholly owned subsidiary Astronics Test Systems, Inc. (“ATS”), certain assets and liabilities of EADS North America’s Test and Services division, located in Irvine, California. ATS is a leading provider of highly engineered automatic test systems, subsystems and instruments for semi-conductor and consumer electronics products to both the commercial and defense industries. ATS is reported as a member of our Test Systems segment.

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

In the Test Systems segment, revenue of approximately 3% and 27% for the three months ending March 29, 2014 and March 30, 2013, respectively, is recognized from long-term, fixed-price contracts using the percentage-of-completion method of accounting, measured by multiplying the estimated total contract value by the ratio of actual contract costs incurred to date to the estimated total contract costs. Substantially all long-term contracts are with U.S. government agencies and contractors thereto. The Company makes significant estimates involving its usage of percentage-of-completion accounting to recognize contract revenues. The Company periodically reviews contracts in process for estimates-to-completion, and revises estimated gross profit accordingly. While the Company believes its estimated gross profit on contracts in process is reasonable, unforeseen events and changes in circumstances can take place in a subsequent accounting period that may cause the Company to revise its estimated gross profit on one or more of its contracts in process. Accordingly, the ultimate gross profit realized upon completion of such contracts can vary significantly from estimated amounts between accounting periods. Revenue not recognized using the percentage-of-completion method is recognized at the time of shipment of goods and transfer of title.

With the acquisition of ATS, a portion of our Test Systems segment sales are recognized as multiple element arrangements, whereby revenue is allocated to the equipment and post installation maintenance service components based upon vendor specific objective evidence, typically pricing established in the contracts for the post installation services. If vendor-specific objective evidence of selling price is not available, we allocate revenue to the elements of the bundled arrangement using the estimated selling price method in order to qualify the components as separate units of accounting. Revenue on the equipment component is recognized when the equipment is accepted by the customers and title passes. Revenue on the post installation maintenance service component is recognized over the contractual life of the service to be provided, typically 24 months from installation.

Cost of Products Sold, Engineering and Development and Selling, General and Administrative Expenses

Cost of products sold includes the costs to manufacture products such as direct materials and labor and manufacturing overhead as well as all engineering and developmental costs. The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. These costs are expensed when incurred and included in cost of products sold. Research and development, design and related engineering amounted to $17.2 million and $12.8 million for the three months ended March 29, 2014 and March 30, 2013, respectively. Selling, general and administrative expenses include costs primarily related to our sales and marketing departments and administrative departments. Interest expense is shown net of interest income. Interest income was insignificant for the three months ended March 29, 2014 and March 30, 2013.

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

Foreign Currency Translation

The Company accounts for its foreign currency translation in accordance with Accounting Standards Codification (“ASC”) Topic 830, Foreign Currency Translation. The aggregate transaction gain or loss included in operations was insignificant for the periods ending March 29, 2014 and March 30, 2013.

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

Accounting Pronouncements Adopted in 2014

On January 1, 2014, the Company adopted the new provisions of Accounting Standards Update (“ASU”) 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The ASU requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Unrecognized tax benefits are required to be netted against all available same-jurisdiction loss or other tax carryforwards, rather than only against carryforwards that are created by the unrecognized tax benefits. The ASU did not have a significant impact on the Company’s financial statements.

On January 1, 2014, the Company adopted the new provisions of Accounting Standards Update ASU 2013-12, Definition of a Public Business Entity—An Addition to the Master Glossary. The ASU amends the Master Glossary of the FASB Accounting Standards Codification to include one definition of public business entity for future use in U.S. GAAP and identifies the types of business entities that are excluded from the scope of the Private Company Decision-Making Framework: A Guide for Evaluating Financial Accounting and Reporting for Private Companies. The ASU did not have a significant impact on the Company’s financial statements.

2) Inventories

Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

(In thousands)	March 29, 2014	December 31, 2013

Finished Goods	$26,631	$21,627
Work in Progress	53,129	15,017
Raw Material	61,346	48,625

	$141,106	$85,269

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

3) Property, Plant and Equipment

The following table summarizes Property, Plant and Equipment as follows:

(In thousands)	March 29, 2014	December 31, 2013

Land	$6,740	$6,742
Buildings and Improvements	50,517	45,551
Machinery and Equipment	60,740	54,369
Construction in Progress	22,201	1,527

	140,198	108,189
Less Accumulated Depreciation	39,315	37,289

	$100,883	$70,900

4) Intangible Assets

The following table summarizes acquired intangible assets as follows:

		March 29, 2014		December 31, 2013
(In thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	11 Years	$2,146	$937	$2,146	$891
Trade Names	10 Years	7,453	720	7,453	552
Completed and Unpatented Technology	10 Years	16,727	2,948	15,377	2,620
Backlog and Customer Relationships	14 Years	88,984	9,135	88,998	7,210

Total Intangible Assets	13 Years	$115,310	$13,740	$113,974	$11,273

All acquired intangible assets other than goodwill and one trade name are being amortized. Amortization expense for acquired intangibles is summarized as follows:

	Three Months Ended
(In thousands)	March 29, 2014	March 30, 2013

Amortization Expense	$2,467	$468

Amortization expense for intangible assets expected for 2014 and for each of the next five years is summarized as follows:

(In thousands)

2014	$10,079
2015	8,209
2016	8,033
2017	8,025
2018	7,934
2019	7,815

5) Goodwill

The following table summarizes the changes in the carrying amount of goodwill for 2014:

(In thousands)	December 31, 2013	Acquisition	Foreign Currency Translation	March 29, 2014
Aerospace	$100,998	$400	$(120)	$101,278
Test Systems	—	2,140	—	2,140

	$100,998	$2,540	$(120)	$103,418

6) Long-term Debt and Notes Payable

In connection with the funding of the acquisition of ATS, the Company amended its existing credit facility by entering into Amendment No 2. to Third Amended and Restated Credit Agreement, dated as of February 28, 2014. The Company elected to exercise its option to increase the revolving credit commitment. The Credit Agreement now provides for a $125 million five-year revolving credit facility maturing on June 30, 2018, of which $58.0 million was drawn to finance the acquisition. There remains approximately $56.1 million available under the revolving credit facility on March 29, 2014, net of outstanding letters of credit. The credit facility allocates up to $20 million of the $125 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. At March 29, 2014, outstanding letters of credit totaled $10.9 million. In addition, the Company is required to pay a commitment fee quarterly at a rate of between 0.25% and 0.50% per annum on the unused portion of the total revolving credit commitment, based on the Company’s Leverage Ratio.

There is $185.3 million outstanding under the term loan under the Credit Agreement and such term loan continues to mature on June 30, 2018.

The amended facility temporarily increases the maximum leverage ratio permitted under the agreement to 4.0 to 1.0 for fiscal quarters ending March 29, 2014 and June 28, 2014, 3.75 to 1.0 as of the end of fiscal quarters from September 30, 2014 through March 31, 2015 and 3.5 to 1.0 as of the end of each fiscal quarter subsequent to March 31, 2015 to maturity. There were no changes to the other covenants, interest rates being charged or commitment fees.

Principal maturities of long-term debt are approximately:

(In thousands)
2014	$13,092
2015	15,149
2016	19,968
2017	22,468
2018	189,754
Thereafter	7,987

$268,418

7) Product Warranties

In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. The Company determines warranty reserves needed by product line based on experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended
(In thousands)	March 29, 2014	March 30, 2013

Balance at beginning of period	$2,796	$2,551
Acquisitions	790	—
Warranties issued	329	48
Warranties settled	(334)	(138)
Reassessed warranty exposure	156	(10)

Balance at end of period	$3,737	$2,451

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

ASC Topic 740-10 Overall - Uncertainty in Income Taxes (“ASC Topic 740-10”) clarifies the accounting and disclosure for uncertainty in tax positions. ASC Topic 740-10 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of ASC Topic 740-10 and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. Should the Company need to accrue a liability for uncertain tax benefits, any interest associated with that liability will be recorded as interest expense. Penalties, if any, would be recognized as operating expenses. There were no penalties or interest liability accrued as of March 29, 2014 or December 31, 2013, nor were any penalties or interest costs included in expense for the three month periods ending March 29, 2014 and March 30, 2013. The years under which we conducted our evaluation coincided with the tax years currently still subject to examination by major federal and state tax jurisdictions, those being 2010 through 2013 for federal purposes and 2009 through 2013 for state purposes.

The effective tax rates for the three months ended March 29, 2014 and March 30, 2013 were approximately 33.6% and 21.0%, respectively. The effective tax rate for the first quarter of 2014 was lower than the federal statutory rate, due to the domestic production activity deduction and lower effective tax rates on foreign income. The effective tax rate for the first three months of 2013 was impacted primarily by the domestic production activity deduction, lower foreign effective tax rates on foreign income, the recognition of approximately $1.1 million in domestic 2012 R&D tax credits and $0.2 million in domestic 2013 R&D tax credits.

9) Shareholders’ Equity

The changes in shareholders’ equity for the three months ended March 29, 2014 are summarized as follows as adjusted to reflect the impact of the one-for-five distribution of Class B Stock as discussed in Note 10:

		Number of Shares
(Dollars and Shares in thousands)	Amount	Common Stock	Convertible Class B Stock

Shares Authorized		40,000	10,000
Share Par Value		$0.01	$0.01

COMMON STOCK
Beginning of Period	$179	13,268	4,590
Conversion of Class B Shares to Common Shares	—	532	(532)
Exercise of Stock Options	1	93	78

End of Period	$180	13,893	4,136

ADDITIONAL PAID IN CAPITAL
Beginning of Period	$40,826
Stock Compensation Expense	394
Exercise of Stock Options	1,849

End of Period	$43,069

ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of Period	$(3,611)
Foreign Currency Translation Adjustment	(386)
Mark to Market Adjustment for Derivatives	20
Retirement Liability Adjustment	102

End of Period	$(3,875)

RETAINED EARNINGS
Beginning of Period	$134,115
Net Income	7,507

End of Period	$141,622

TOTAL SHAREHOLDERS’ EQUITY

Beginning of Period	$171,509

End of Period	$180,996

10) Earnings Per Share

Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended
(In thousands)	March 29, 2014	March 30, 2013

Weighted average shares - Basic	17,953	17,392
Net effect of dilutive stock options	924	819

Weighted average shares - Diluted	18,877	18,211

The above information has been adjusted to reflect the impact of the one-for-five distribution of Class B Stock for shareholders of record on October 10, 2013.

Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted earnings per share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. The number of common shares covered by out-of-the-money stock options were insignificant at March 29, 2014.

11) Accumulated Other Comprehensive Loss and Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

(In thousands)	March 29, 2014	December 31, 2013

Foreign Currency Translation Adjustments	$898	$1,284

Mark to Market Adjustments for Derivatives – Before Tax	(78)	(107)
Tax Benefit	29	38

Mark to Market Adjustments for Derivatives – After Tax	(49)	(69)

Retirement Liability Adjustment – Before Tax	(7,260)	(7,423)
Tax Benefit	2,536	2,597

Retirement Liability Adjustment – After Tax	(4,724)	(4,826)

Accumulated Other Comprehensive Loss	$(3,875)	$(3,611)

The components of other comprehensive loss are as follows:

	Three Months Ended
(In thousands)	March 29, 2014	March 30, 2013

Foreign Currency Translation Adjustments	$(386)	$(197)

Mark to Market adjustments for Derivatives:
Reclassification to Interest Expense	15	37
Mark to Market Adjustments for Derivatives	14	(14)
Tax Benefit	(9)	(8)

Mark to Market Adjustments for Derivatives	20	15

Retirement Liability Adjustments:
Reclassifications to General and Administrative Expense:
Amortization of prior service cost	136	130
Amortization of net actuarial gains	27	32
Tax Benefit	(61)	(56)

Retirement Liability Adjustment	102	106

Other Comprehensive Loss	$(264)	$(76)

12) Supplemental Retirement Plan and Related Post Retirement Benefits

The Company has two non-qualified supplemental retirement defined benefit plans (“SERP” and “SERP II”) for certain executive officers. The following table sets forth information regarding the net periodic pension cost for the plans.

	Three Months Ended
(In thousands)	March 29, 2014	March 30, 2013

Service cost	$62	$74
Interest cost	188	155
Amortization of prior service cost	130	124
Amortization of net actuarial losses	27	32

Net periodic cost	$407	$385

Participants in the SERP are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The following table sets forth information regarding the net periodic cost recognized for those benefits:

	Three Months Ended
(In thousands)	March 29, 2014	March 30, 2013

Service cost	$1	$1
Interest cost	8	6
Amortization of prior service cost	6	6

Net periodic cost	$15	$13

13) Sales to Major Customers

The Company has a significant concentration of business with two major customers, Panasonic Aviation Corporation (“Panasonic”) and The Boeing Company (“Boeing”). The following is information relating to the activity with those customers:

	Three Months Ended
	March 29, 2014	March 30, 2013
Percent of consolidated revenue
Panasonic	19.5%	33.4%
Boeing	15.3%	5.8%

(In thousands)	March 29, 2014	Dec. 31, 2013
Accounts Receivable
Panasonic	$13,805	$14,090
Boeing	8,793	6,458

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

15) Segment Information

Below are the sales and operating profit by segment for the three months ended March 29, 2014 and March 30, 2013 and a reconciliation of segment operating profit to income before income taxes. Operating profit is the net sales less cost of products sold and other operating expenses excluding interest and corporate expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment.

	Three Months Ended
(Dollars in thousands)	March 29, 2014	March 30, 2013

Sales
Aerospace	$122,372	$71,669

Test Systems	18,689	2,390
Less Intersegment Sales	(110)	(92)

	18,579	2,298

Total Consolidated Sales	$140,951	$73,967

Operating Profit (Loss) and Margins
Aerospace	$17,490	$14,288
	14.3%	19.9%

Test Systems	(1,695)	(1,525)
	(9.1)%	(63.8)%

Total Operating Profit	15,795	12,763
	11.2%	17.3%
Deductions from Operating Profit
Interest Expense, net of interest income	2,323	218
Corporate Expenses and Other	2,168	1,701

Income Before Income Taxes	$11,304	$10,844

Identifiable Assets

(In thousands)	March 29, 2014	December 31, 2013
Aerospace	$449,935	$428,619
Test Systems	124,438	11,035
Corporate	28,346	51,617

Total Assets	$602,719	$491,271

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

On a Recurring Basis:

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of March 29, 2014 and December 31, 2013:

(In thousands)	Classification	Total	Level 1	Level 2	Level 3

Interest rate swaps	Other Liabilities
March 29, 2014		$(94)	$—	$(94)	$—
December 31, 2013		(108)	—	(108)	—
Acquisition contingent consideration	Current Liabilities
March 29, 2014		$(2,489)	$—	$—	$(2,489)
December 31, 2013		(137)	—	—	(137)

March 29, 2014	Other Liabilities	$(3,490)	$—	$—	$(3,490)
December 31, 2013		(5,709)	—	—	(5,709)

Interest rate swaps are securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach (See Note 17).

Our Level 3 fair value liabilities represent contingent consideration recorded related to the 2011 Ballard acquisition, to be paid up to a maximum of $5.5 million if certain revenue growth targets are met over the next three years, the 2012 Max-Viz acquisition, to be paid up to a maximum of $8.0 million if certain revenue growth targets are met over the next two years and the 2013 AeroSat acquisition, to be paid up to a maximum of $53.0 million if certain revenue growth targets are met over the next two years. The calculation of additional purchase consideration (“Earn Out”) related to the acquisition of AeroSat is as follows:

	AeroSat Revenue	Earn Out Formula
2014	<$30 million	No Earn Out
	>$30 million < $50 million	(AeroSat Revenue X 15%) x ((AeroSat Revenue-$30 million)/$20 million)
	>$50 million	AeroSat Revenue X 15%

2015	<$40 million	No Earn Out
	>$40 million < $60 million	(AeroSat Revenue X 15%) x ((AeroSat Revenue-$40 million)/$20 million)
	>$60 million	AeroSat Revenue X 15%

The amounts recorded were calculated using an estimate of the probability of future revenue. The varying contingent payments were then discounted to the present value utilizing a discounted cash flow methodology. The contingent consideration liabilities have no observable Level 1 or Level 2 inputs.

On a Non-recurring Basis:

In accordance with the provisions of ASC Topic 350 Intangibles – Goodwill and Other, the Company estimates the fair value of reporting units, utilizing unobservable Level 3 inputs. Level 3 inputs require significant management judgment due to the absence of quoted market prices or observable inputs for assets of a similar nature. The Company utilizes a discounted cash flow analysis to estimate the fair value of reporting units utilizing unobservable inputs. The fair value measurement of the reporting unit under the step-one and step-two analysis of the quantitative goodwill impairment test are classified as Level 3 inputs.

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

At March 29, 2014, the fair value of goodwill and intangible assets classified using Level 3 inputs are as follows:

•	Beginning January 1, 2012, previously unamortized trade names in the Test Systems segment with a fair value of $0.4 million are now being amortized over 10 years. The fair value measurement of total amortized intangible assets in the Test Systems reporting unit is $3.9 million. Inputs used to calculate the fair value were internal forecasts used to estimate undiscounted future cash flows. There was no change in fair value from December 31, 2012.

•	The Max-Viz, Peco, AeroSat, and PGA, goodwill and intangible assets acquired were measured at fair value using a discounted cash flow methodology and are classified as Level 3 inputs.

As of March 29, 2014, the Company concluded that no indicators of impairment relating to intangible assets or goodwill existed and an interim test was not performed.

Due to their short-term nature, the carrying value of cash and equivalents, accounts receivable, accounts payable, and notes payable approximate fair value. The carrying value of the Company’s variable rate long-term debt instruments also approximates fair value due to the variable rate feature of these instruments.

17) Derivative Financial Instruments

At March 29, 2014, we had an interest rate swap with a notional amount of approximately $1.5 million, entered into on February 6, 2006, related to the Company’s Series 1999 New York Industrial Revenue Bond, which effectively fixes the rate at 3.99% plus a spread based on the Company’s leverage ratio on this obligation through February 1, 2016.

An interest rate swap entered into on March 19, 2009 related to the Company’s term note issued January 30, 2009, was terminated in the third quarter of 2013 with no significant impact to the results of our operations.

At March 29, 2014 and December 31, 2013, the fair value of the interest rate swap was a liability of $0.1 million which is included in other liabilities (See Note 14 - Fair Value). Amounts expected to be reclassified to earnings in the next twelve months are not expected to be significant.

Activity in AOCI related to these derivatives is summarized below:

	Three Months Ended
(In thousands)	March 29, 2014	March 30, 2013
Derivative balance at the beginning of the period in AOCI	$(69)	$(142)

Net deferral in AOCI of derivatives:
Net increase in fair value of derivatives	14	(14)
Tax effect	(4)	5

	10	(9)

Net reclassification from AOCI into earnings:
Reclassification from AOCI into earnings – interest expense	15	37
Tax effect	(5)	(13)

	10	24

Net change in derivatives for the period	20	15

Derivative balance at the end of the period in AOCI	$(49)	$(127)

18) Recent Accounting Pronouncements

The Company’s management has reviewed recent accounting pronouncements issued through the date of the issuance of financial statements. In management’s opinion, none of these new pronouncements apply or will have a material effect on the Company’s financial statements.

19) Acquisitions

Astronics Test Systems

On January 20, 2014, we entered into an agreement to purchase substantially all of the assets and liabilities of the Test and Services Division of EADS North America, Inc. for approximately $70 million in cash, including a net working capital adjustment of approximately $17.0 million. The net working capital adjustment is yet to be finalized. On February 28, 2014, the assets were acquired by our wholly owned subsidiary Astronics Test Systems, Inc. (“ATS”). Located in Irvine, California, ATS is a leading provider of highly engineered automatic test systems, subsystems and instruments for the semi-conductor, consumer electronics, commercial aerospace and defense industries. ATS provides fully customized testing systems and support services for these markets. It also designs and manufactures test equipment under the well-respected test instrument brands known as Racal and Talon. The acquisition will strengthen our service offerings and expertise in the test market. This division will be reported as part of our Test Systems segment. The purchase price allocation for this acquisition is not finalized as the fair value determination of assets and liabilities is not complete.

PGA Electronic S.A.

On December 5, 2013 we acquired 100% of the stock of PGA, a designer and manufacturer of seat motion and lighting systems primarily for business and first class aircraft seats and is Europe’s leading provider of in-flight entertainment/communication systems as well as cabin management systems for private VVIP aircraft. The addition of PGA further diversifies the products and technologies that Astronics offers. The purchase price was approximately $32.9 million for which approximately $10.7 million, net of cash acquired, was paid in cash and the balance paid with 264,168 shares of Astronics stock valued at $51.00 per share. PGA is included in our Aerospace reporting segment. The purchase price allocation for this acquisition is not finalized as the fair value determination of assets and liabilities is not complete.

Astronics AeroSat Corporation

On October 1, 2013, we acquired certain assets and liabilities from AeroSat Corporation and related entities, a supplier of aircraft antenna systems for $12 million in cash, plus the potential additional purchase consideration of up to $53 million based upon the achievement of certain revenue targets in 2014 and 2015. The addition of AeroSat further diversifies the products and technologies that Astronics offers. The additional contingent purchase consideration is recorded at its estimated fair value of approximately $5.0 million at the date of acquisition based upon the Company’s assessment of the probability of AeroSat achieving the revenue growth targets. Substantially all of the goodwill and purchased intangible assets are expected to be deductible for tax purposes over 15 years. Aerosat is included in our Aerospace reporting segment. The purchase price allocation for this acquisition is not complete. The purchase price allocation for this acquisition is not finalized as the fair value determination of the earn out liability is still being evaluated.

Peco, Inc.

On July 18, 2013, we acquired 100% of the stock of Peco which designs and manufacturers highly engineered commercial aerospace interior components and systems for the aerospace industry. The company specializes in PSUs which incorporate air handling, emergency oxygen, electrical power management and cabin lighting systems. It also manufactures a wide range of fuel access doors that meet stringent strength, fuel sealing and anti-corrosion requirements. The addition of Peco diversifies the products and technologies that Astronics offers. We purchased the outstanding stock of Peco for $136.0 million in cash. Peco is included in our Aerospace reporting segment.

The following summary, prepared on a pro forma basis, combines the consolidated results of operations of the Company with those of Peco as if the acquisition took place on January 1, 2012. The pro forma consolidated results include the impact of certain adjustments, including increased interest expense on acquisition debt, amortization of purchased intangible assets and income taxes.

(in thousands, except earnings per share)
	March 29, 2014	March 30, 2013 as reported	March 30, 2013 Pro Forma
Sales	$140,951	$73,967	$94,911
Net income	7,507	8,564	9,156

Basic earnings per share	$0.42	$0.49	$0.53
Diluted earnings per share	0.40	0.47	0.50

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the three months ended March 30, 2013. In addition, they are not intended to be a projection of future results.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10-K for the year ended December 31, 2013.)

OVERVIEW

Astronics Corporation, through our subsidiaries, designs and manufactures advanced, high-performance lighting and safety systems, electrical power generation and distribution systems, aircraft structures and avionics products for the global aerospace industry as well as test, training and simulation systems for the military, semi-conductor and consumer electronics markets. On February 28, 2014 we completed the acquisition of substantially all of the assets and liabilities of EADS North America’s Test and Services division (“Astronics Test Systems” or “ATS”) which is included in our Test Systems segment.

Our Aerospace segment serves four primary markets. They are the commercial transport, military, business jet and other aerospace markets. The Test Systems segment serves the military and defense markets and with the addition of ATS in 2014, the Test Systems segment also serves the commercial electronics and semi-conductor markets.

Our strategy is to invest significantly in engineering, research and development to develop and maintain positions of technical leadership. We expect to leverage those positions to increase our ship set content, growing the amount of content and volume of products we sell and to selectively acquire businesses with similar technical capabilities.

Important factors affecting our growth and profitability are the rate at which new aircraft are produced, government funding of military programs, our ability to have our products designed into the plans for new aircraft and the rates at which aircraft owners, including commercial airlines, refurbish or install upgrades to their aircraft. New aircraft build rates and aircraft owners spending on upgrades and refurbishments is cyclical and dependent on the strength of the global economy. Once designed into a new aircraft, the spare parts business is frequently retained by the Company. With the acquisition of ATS in 2014, future growth and profitability of the test business will be dependent on developing and procuring new and follow-on business in commercial electronics and semi-conductor markets as well as with the military.

ACQUISITIONS

On February 28, 2014, Astronics completed the acquisition of substantially all of the assets and liabilities of EADS North America’s Test and Services division. Astronics Test Systems is located in Irvine, California and is a leading provider of highly engineered automatic test systems, subsystems and instruments for the semi-conductor, consumer electronics to both the commercial and defense industries. The purchase price was approximately $70 million in cash, including a net working capital adjustment of approximately $17.0 million. The net working capital adjustment is yet to be finalized. The addition of ATS compliments products and technologies that the Astronics Test Segment offers. ATS is included in our Test Systems segment.

On December 5, 2013 we completed the acquisition of 100% of the stock of PGA Electronic s.a. (“PGA”) located in Chateauroux, France. PGA designs and manufactures seat motion and lighting systems primarily for premium class aircraft seats and is a provider of in-flight entertainment/communication systems as well as cabin management systems for private VVIP aircraft. The addition of PGA further diversifies the products and technologies that Astronics offers. The purchase price was approximately $32.9 million for which approximately $10.7 million, net of cash acquired, was paid in cash and the balance paid with 264,168 shares of Astronics stock valued at $51.00/share. PGA is included in our Aerospace reporting segment.

On October 1, 2013, we acquired certain assets and liabilities from AeroSat Corporation and related entities, a supplier of aircraft antenna systems for $12 million in cash, plus contingent purchase consideration (“Earn Out”) of up to a maximum of $53.0 million based upon the achievement of certain revenue levels in 2014 and 2015. The fair value of the estimated contingent consideration at March 29, 2014 was $ 5.4 million. The addition of AeroSat further diversifies the products and technologies that Astronics offers. AeroSat is included in our Aerospace reporting segment.

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

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Three Months Ended
(Dollars in thousands)	March 29, 2014	March 30, 2013

Sales	$140,951	$73,967
Gross Profit	$30,005	$20,219
Gross Profit Percentage	21.3%	27.3%
SG&A Expenses as a Percentage of Sales	11.6%	12.4%
Interest Expense, net of interest income	$2,323	$218
Effective Tax Rate	33.6%	21.0%
Net Earnings	$7,507	$8,564

A discussion by segment can be found at “Segment Results of Operations and Outlook” in this MD&A.

Our consolidated sales for the first quarter of 2014 increased by 90.6% to $141.0 million compared with $74.0 million for the same period last year. Aerospace sales increased by $50.7 million and Test Systems sales increased by $16.3 million. From July 2013 through the end of our 2014 first quarter we have made four business acquisitions, three in our aerospace segment and one in our test systems segment. Acquisitions contributed $58.8 million to the sales increase and organic sales increased $8.2 million or 11%.

Consolidated cost of products sold increased $57.2 million to $110.9 million in the first three months of 2014 from $53.7 million for the same period last year. The increase was due to the cost of products sold associated with increased organic sales volumes and cost of products sold of $50.9 million associated with sales from acquired businesses. Cost of products sold as a percentage of sales was 78.7% for the first three months of 2014 as compared with 72.7% for the same period last year. Included in the 2014 first quarter cost of products sold was approximately $8.7 million for the expensing of fair value cost step-up of inventory of the acquired businesses resulting in lower gross margins for those business until the acquired inventory associated with the step up is sold. Typically this occurs over a period of two or three quarters subsequent to the acquisition. Excluding the effect on cost of products sold of this fair value step up cost of products sold as a percent of sales would have been 72.6% in the first quarter of 2014. Additionally, Engineering & development (“E&D”) costs for our organic businesses increased by approximately $1.2 million compared with the same period last year. Total E&D costs, including acquired businesses were $17.3 million for the first quarter of 2014 including $3.2 million for acquired businesses compared with $12.8 million for the same period last year.

Selling, general and administrative (“SG&A”) expenses were approximately $16.4 million, or 11.6% of sales in the first quarter of 2014 compared with $9.2 million, or 12.4% of sales in the same period last year. The increase was due primarily to the incremental SG&A costs of the acquired businesses, which added approximately $7.0 million to SG&A in the first quarter of 2014 when compared to the prior year first quarter.

The effective tax rate for the three month period ended March 29, 2014 was 33.6%, slightly lower than would be expected by applying the U.S. federal statutory tax rate to earnings before income taxes. This is due to the domestic production activity deduction and lower effective tax rates on foreign income. The income tax rate for the first quarter of 2014 does not reflect any benefit for U.S. Research & Development (“R&D”) tax credits. As of March 29, 2014 the R&D tax credit had not been extended by Congress beyond 2013. Assuming that the R&D tax credit is not extended we expect our effective tax rate for the full year of 2014 to be in the range of 33% to 35%.

Net income for the first quarter of 2014 was $7.5 million or $0.40 per diluted share, a decrease of $1.1 million from $8.6 million, or $0.47 per diluted share in the first quarter of 2013. The earnings per share decrease is due primarily to the decrease in net income. Earnings per share for all periods presented have been calculated reflecting the effect of the one-for-five Class B share distribution for shareholders of record on October 10, 2013.

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

AEROSPACE

	Three Months Ended
(In thousands)	March 29, 2014	March 30, 2013

Sales	$122,372	$71,669
Operating profit	$17,490	$14,288
Operating Margin	14.3%	19.9%

	March 29, 2014	December 31, 2013
Total Assets	$449,935	$428,619
Backlog	$208,307	$207,101

Aerospace Sales by Market	Three Months Ended
(In thousands)	March 29, 2014	March 30, 2013

Commercial Transport	$99,287	$50,962
Military	8,958	8,616
Business Jet	9,866	8,665
Other	4,261	3,426

	$122,372	$71,669

Aerospace Sales by Product Line	Three Months Ended
(In thousands)	March 29, 2014	March 30, 2013

Electrical Power & Motion	$65,833	$44,796
Lighting & Safety	35,091	18,117
Avionics	12,752	5,330
Structures	3,638	—
Other	5,058	3,426

	$122,372	$71,669

Sales for the Aeropsace segment increased by $50.7 million or 70.7% compared with the prior year’s first quarter. Organic sales grew 12.6% or $9.1 million and sales from acquired businesses added $41.6 million. Sales to the Commercial Transport market increased due primarily to the sales contributed by the acquired businesses of approximately $35.6 million. Additionally, organic sales of electrical power & motion products excluding acquired businesses increased approximately $12.1 million as global demand for passenger power systems continued to be strong. Military sales were up slightly when compared with the prior year’s first quarter as sales contributed by the acquired businesses added $1.0 million and was partially offset by lower organic sales to the Military Market. Sales to the Business Jet market were up when compared with last year’s first quarter due primarily to the sales contribution from acquired businesses of $2.7 million, which was partially offset by a decrease of organic sales of $1.5 million as Lighting & Safety and Electrical Power & Motion sales decreased slightly. The increase in first quarter Other sales was due primarily to the sales from the acquired businesses of approximately $2.3 million partially offset by decreased organic Other sales of $1.4 million.

Aerospace operating profit for the first quarter of 2014 was $17.5 million, or 14.3% of sales, compared with $14.3 million, or 19.9% of sales, in the same period last year. The margin leverage achieved from increased organic sales volume was offset by increased depreciation and amortization expense of $2.8 million and increased organic engineering and development (“E&D”) costs of approximately $1.2 million. Additionally, cost of products sold was approximately $2.4 million greater than would normally be expected due to the lower margins recognized from the sales of inventory written up to fair value at the time of acquisition for the acquired businesses. Aerospace SG&A expense increased $5.7 million in 2014 as compared with 2013. The increase was due to the incremental SG&A for the acquired businesses.

2014 Outlook for Aerospace – We expect 2014 sales for our Aerospace segment to be in the range of $480 million to $505 million. The Aerospace segment’s backlog at the end of the first quarter of 2014 was $208.3 million with approximately $191.1 million expected to be shipped over the remaining part of 2014 and $198.3 million is expected to ship over the next 12 months.

TEST SYSTEMS

	Three Months Ended
(In thousands)	March 29, 2014	March 30, 2013

Sales	$18,689	$2,390
Less Intersegment Sales	(110)	(92)

Net Sales	18,579	2,298

Operating loss	$(1,695)	$(1,525)
Operating Margin	(9.1)%	(63.8)%

	March 29, 2014	December 31, 2013
Total Assets	$124,438	$11,035
Backlog	$154,095	$7,062

Test Systems Sales by Market	Three Months Ended
(In thousands)	March 29, 2014	March 30, 2013

Commercial Electronics	$14,337	$—
Military	4,242	2,298

	$18,579	$2,298

Sales in the 2014 first quarter increased approximately $16.3 million to $18.6 million when compared with sales of $2.3 million for the same period in 2013, due primarily to the incremental sales to both the Commercial Electronics and Military markets that was provided by the acquisition of Astronics Test Systems Inc. (“ATS”). ATS was acquired on February 28, 2014. ATS contributed $17.2 million in sales which was partially offset by decreased sales of our organic Test Systems business of approximately $0.9 million.

Test Systems operating loss for the first quarter of 2014 was $1.7 million or (9.1%), compared with an operating loss of $1.5 million or (63.8%) in the same period last year. The operating loss in the first quarter of 2014 includes, in cost of products sold, approximately $6.3 million relating to the fair value step-up of inventory from the acquired business. Depreciation and amortization expense relating to the acquisition was $0.2 million in the first quarter of 2014.

2014 Outlook for Test Systems – We expect sales for the Test Systems segment for 2014 be in the range of $145 million to $155 million. The Test Systems segment’s backlog at the end of the first quarter of 2014 was $154.1 million with approximately $133.0 million expected to be shipped over the remaining part of 2014 and approximately $138.7 million scheduled to ship over the next 12 months.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities:

Cash provided by operating activities totaled $2.6 million during the first quarter of 2014, as compared with $14.3 million provided by operating activities during the first quarter 2013. Cash flow from operating activities decreased primarily due to the impact of cash used by increases in net operating assets, in the first quarter of 2014 compared with the first three months of 2013 and lower net income. In particular accounts receivable increased significantly during the first quarter of 2014 as billings to customers were heavily weighted towards last half of the quarter.

Investing Activities:

Cash used for investing activities was $87.2 million in the first quarter of 2014 compared with $1.8 million used in the first quarter of 2013. Cash used for the acquisition of ATS in February of 2014 was $70.3 million. The increase in cash used for capital expenditures increased $15.1 million related primarily to the acquisition of the new building in Clackamas, Oregon by Peco. Peco expects to move its operations into the building by the end of this year. The Company expects capital spending in 2014 to be in the range of $33 million to $37 million, including the acquisition and build out of the new Peco building.

Financing Activities:

In the first quarter of 2014, cash provided by financing activities totaled $59.1 million compared with cash used of $2.1 million in the first three months of 2013. The increase was due primarily to the draw of $58.0 million on the Company’s credit facility to acquire ATS on February 28, 2014.

The Company’s cash needs for working capital, debt service and capital equipment during 2014 is expected to be met by cash flows from operations, cash balances and if necessary, utilization of the revolving credit facility.

On February 28, 2014, in connection with the funding of the acquisition of ATS, the Company amended its existing credit facility by entering into Amendment No 2. to Third Amended and Restated Credit Agreement. The Company elected to exercise its option to increase the revolving credit commitment. The Credit Agreement now provides for a $125 million five-year revolving credit facility maturing on June 30, 2018, of which $58.0 million was drawn to finance the acquisition, which remains outstanding at March 29, 2014.

The credit facility carries an interest rate ranging from 225 basis points to 350 basis points above LIBOR, depending on the Company’s leverage ratio as defined in the Credit Agreement. In addition, the Company is required to pay a commitment fee of between 25 basis points and 50 basis points quarterly, on the unused portion of the total revolving credit commitment, also based on the Company’s Leverage Ratio.

The credit facility allocates up to $20 million of the $125 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. The credit facility is secured by substantially all of the Company’s assets. At March 29, 2014, outstanding letters of credit totaled $10.9 million. There remains approximately $56.1 million available under the revolving credit facility on March 29, 2014.

The amended facility temporarily increases the maximum leverage ratio of adjusted EBITDA to funded debt as defined in the agreement to 4.0 to 1.0 for fiscal quarters ending March 31, 2014 and June 30, 2014, 3.75 to 1.0 as of the end of fiscal quarters from September 30, 2014 through March 31, 2015 and 3.5 to 1.0 as of the end of each fiscal quarter subsequent to March 31, 2015 to maturity. There were no changes to the other covenants, interest rates being charged or commitment fees. At March 29, 2014 the leverage as defined in the agreement was 2.91:1.

At March 29, 2014, we were in compliance with all of the covenants pursuant to the credit facility.

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

BACKLOG

The Company’s backlog at March 29, 2014 was $362.4 million compared with $214.2 million at December 31, 2013 and $119.0 million at March 30, 2013.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table represents contractual obligations as of March 29, 2014:

	Payments Due by Period
(In thousands)	Total	2014	2015-2016	2017-2018	After 2018
Long-term Debt	$268,418	$13,092	$35,118	$212,223	$7,985
Purchase Obligations	142,723	137,831	4,798	94	—
Interest on Long-term Debt	38,218	7,475	18,193	11,684	866
Supplemental Retirement Plan and Post Retirement Obligations	14,944	241	782	782	13,139
Operating Leases	7,828	1,908	3,169	1,854	897
Other Long-term Liabilities	6,203	116	5,766	257	64

Total Contractual Obligations	$478,334	$160,851	$62,404	$226,637	$22,887

Notes to Contractual Obligations Table

Purchase Obligations — Purchase obligations are comprised of the Company’s commitments for goods and services in the normal course of business.

Long-Term Debt — See Part 1 Financial Information, Item 1 Financial Statements, Note 6, Long-Term Debt and Note Payable included in this report.

Operating Leases — Operating lease obligations are primarily related to facility leases for our AES, AeroSat, Ballard, DME, Max-Viz, Peco, and foreign operations.

MARKET RISK

The Company believes that there have been no material changes in the current year regarding the market risk information for its exposure to currency exchange rates or interest rate fluctuations. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a complete discussion of the Company’s market risk.

CRITICAL ACCOUNTING POLICIES

Refer to the Company’s annual report on Form 10-K for the year ended December 31, 2013 for a complete discussion of the Company’s critical accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

See Part 1, Note 1 and Note 18 to the Financial Statements – Basis of Presentation, Accounting Pronouncements Adopted in 2014.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Market Risk in Item  2, above.

Item 4. Controls and Procedures

a)	The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 29, 2014. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 29, 2014.

b)	Changes in Internal Control over Financial Reporting - There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1a Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or results of operations. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

The Company has a significant concentration of business with two customers, Panasonic Avionics Corporation and the Boeing Company, where a significant reduction in sales would negatively impact our sales and earnings. We provide Panasonic with electrical power and motion products which, in total were approximately 19.5% of revenue during the first three months of 2014. We provide the Boeing Company with lighting and safety products which, in total were approximately 15.3% of revenue during the first three months of 2014.

Our Test Systems Segment is highly dependent on winning large contract awards in both the military and commercial markets. Our future revenue stream and profits may be impacted significantly if we are not successful in developing new customers or are not selected for new programs by existing customers.

Item 2. Unregistered sales of equity securities and use of proceeds

(c)	The following table summarizes the Company’s purchases of its common stock for the quarter ended March 29, 2014:

	(a)	(b)	(c)	(d)
Period	Total number of shares Purchased(1)	Average Price Paid per Share	Total number of shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 – January 25, 2014 (1)	637	64.66	—	—
January 26, 2014 – February 22, 2014 (2)	1,785	59.64	—	—
February 23, 2014- March 29, 2014 (3)	4,551	69.70	—	—

Total	6,973	64.67	—	—

In connection with the exercise of stock options, we accept, from time to time, delivery of shares to pay the exercise price of stock options.

(1)	On January 20, 2014, we accepted delivery of 637 shares at $64.66 in connection with the exercise of stock options.
(2)	On February 17, 2014, we accepted delivery of 1,606 shares at $59.43 in connection with the exercise of stock options. On February 18, 2014, we accepted delivery of 179 shares at $61.49 in connection with the exercise of stock options.
(3)	On February 28, 2014, we accepted delivery of 2,031 shares at $66.90 in connection with the exercise of stock options. On March 5, 2014, we accepted delivery of 2,520 shares at $71.96 connection with the exercise of stock options.

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

ASTRONICS CORPORATION
(Registrant)

Date: May 8, 2014	By:	/s/ David C. Burney
David C. Burney Vice President-Finance and Treasurer (Principal Financial Officer)