Form 10-K/A
period 2013-12-31
ASTRONICS CORP
filed 2014-05-16
CIK 8063

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

EXPLANATORY NOTE

The Form 10-K for Astronics Corporation’s fiscal year ended December 31, 2013 was originally filed on March 7, 2014. This Form 10-K/A is being filed to correct a typographical error in the Section 1350 Certification attached to the Form 10-K as Exhibit 32. A corrected and updated Section 1350 Certification is attached to this Form 10-K/A as Exhibit 32.

Except for the updated exhibits described above, this Form 10-K/A does not update, modify or amend any other information or any other exhibits as originally filed on the Form 10-K. Therefore, this Form 10-K/A does not reflect events occurring after the original filing date of the Form 10-K and does not update those disclosures as affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and with other filings made by the issuing entity with the Securities and Exchange Commission subsequent to the filing of the Form 10-K.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on May 16 2014.

Astronics Corporation

By /s/ David C. Burney
David C. Burney, Vice President-Finance,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

32**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; filed herewith

**	Submitted electronically herewith