Form 10-Q
period 2014-06-28
ASTRONICS CORP
filed 2014-08-05
CIK 8063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 28, 2014

or

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

As of June 28, 2014, 18,102,867 shares of common stock were outstanding consisting of 14,017,831 shares of common stock ($.01 par value) and 4,085,036 shares of Class B common stock ($.01 par value).

Part 1 – Financial Information

Item 1. Financial Statements

ASTRONICS CORPORATION

Consolidated Condensed Balance Sheets

June 28, 2014 with Comparative Figures for December 31, 2013

(In thousands)

	June 28, 2014	December 31, 2013
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$20,825	$54,635
Accounts Receivable, net of allowance for doubtful accounts	105,108	60,942
Inventories	127,320	85,269
Prepaid Expenses and other current assets	13,979	10,352

Total Current Assets	267,232	211,198
Property, Plant and Equipment, net of accumulated depreciation	110,152	70,900
Other Assets	5,703	5,474
Intangible Assets, net of accumulated amortization	96,959	102,701
Goodwill	102,729	100,998

Total Assets	$582,775	$491,271

Current Liabilities:
Current Maturities of Long-term Debt	$13,325	$12,279
Accounts Payable	39,520	25,255
Accrued Expenses	28,556	24,668
Accrued Income Taxes	4,005	1,318
Customer Advance Payments and Deferred Revenue	27,392	20,747
Deferred Income Taxes	—	970

Total Current Liabilities	112,798	85,237
Long-term Debt	232,293	188,041
Other Liabilities	42,961	46,484

Total Liabilities	388,052	319,762

Shareholders’ Equity:
Common Stock	181	179
Accumulated Other Comprehensive Loss	(3,979)	(3,611)
Other Shareholders’ Equity	198,521	174,941

Total Shareholders’ Equity	194,723	171,509

Total Liabilities and Shareholders’ Equity	$582,775	$491,271

See notes to consolidated condensed financial statements

ASTRONICS CORPORATION

Consolidated Condensed Statements of Operations

Three and Six Months Ended June 28, 2014 With Comparative Figures for 2013

(Unaudited)

(In thousands, except per share data)

	Six Months Ended		Three Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Sales	$315,514	$144,800	$174,563	$70,833
Cost of Products Sold	242,307	105,900	131,361	52,152

Gross Profit	73,207	38,900	43,202	18,681
Selling, General and Administrative Expenses	37,099	19,858	20,721	10,701

Income from Operations	36,108	19,042	22,481	7,980
Interest Expense, Net of Interest Income	4,882	480	2,559	262

Income Before Income Taxes	31,226	18,562	19,922	7,718
Provision for Income Taxes	10,575	4,840	6,778	2,560

Net Income	$20,651	$13,722	$13,144	$5,158

Earnings per share:
Basic	$1.15	$0.79	$0.73	$0.30

Diluted	$1.09	$0.75	$0.70	$0.28

See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION

Consolidated Condensed Statements of Comprehensive Income

Three and Six Months Ended June 28, 2014 With Comparative Figures for 2013

(Unaudited)

(In thousands)

	Six Months Ended		Three Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net Income	$20,651	$13,722	$13,144	$5,158

Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(568)	(389)	(182)	(192)
Change in Accumulated (Loss) Income on Derivatives – Net of Tax	(8)	38	(28)	23
Retirement Liability Adjustment – Net of Tax	208	211	106	105

Other Comprehensive Loss	(368)	(140)	(104)	(64)

Comprehensive Income	$20,283	$13,582	$13,040	$5,094

See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION

Consolidated Condensed Statements of Cash Flows

Six Months Ended June 28, 2014

With Comparative Figures for 2013

(Unaudited)

(In thousands)

	June 28, 2014	June 29, 2013
Cash Flows From Operating Activities:
Net Income	$20,651	$13,722
Adjustments to Reconcile Net Income to Cash Provided By Operating Activities:
Depreciation and Amortization	10,309	3,470
Provisions for Non-Cash Losses on Inventory and Receivables	510	515
Stock Compensation Expense	866	709
Deferred Tax (Benefit) Expense	(2,765)	1,087
Other	—	(376)
Cash Flows from Changes in Operating Assets and Liabilities:
Accounts Receivable	(33,723)	2,504
Inventories	17,736	(5,164)
Accounts Payable	3,702	4,474
Other Current Assets and Liabilities	(1,207)	(2,926)
Customer Advanced Payments and Deferred Revenue	3,852	(2,362)
Income Taxes	2,684	1,079
Supplemental Retirement and Other Liabilities	615	587

Cash Provided By Operating Activities	23,230	17,319

Cash Flows From Investing Activities:
Acquisition of Business	(67,851)	—
Capital Expenditures	(23,091)	(3,671)

Cash Used For Investing Activities	(90,942)	(3,671)

Cash Flows From Financing Activities:
Proceeds from Debt	58,150	—
Payments for Long-term Debt	(25,883)	(4,478)
Debt Acquisition Costs	(280)	(160)
Acquisition Earnout Payments	(42)	(81)
Proceeds from Exercise of Stock Options	804	175
Income Tax Benefit from Exercise of Stock Options	1,261	57

Cash Provided By (Used For) Financing Activities	34,010	(4,487)

Effect of Exchange Rates on Cash	(108)	(6)

(Decrease) Increase in Cash and Cash Equivalents	(33,810)	9,155
Cash and Cash Equivalents at Beginning of Period	54,635	7,380

Cash and Cash Equivalents at End of Period	$20,825	$16,535

See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION

Notes to Consolidated Condensed Financial Statements

June 28, 2014

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

Operating Results

The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the three and six month periods ended June 28, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

On February 28, 2014, Astronics acquired, through a wholly owned subsidiary ATS, certain assets and liabilities of EADS North America’s Test and Services division, located in Irvine, California. ATS is a leading provider of highly engineered automatic test systems, subsystems and instruments for semi-conductor and consumer electronics products to both the commercial and defense industries. ATS is reported as a member of our Test Systems segment.

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

Revenue and Expense Recognition

In the Aerospace segment, segment revenue is recognized on the accrual basis at the time of shipment of goods and transfer of title. There are no significant contracts allowing for right of return.

In the Test Systems segment, revenue of approximately 1% and 30% for the three months ending June 28, 2014 and June 29, 2013, respectively, and approximately 2% and 28% for the six months ending June 28, 2014 and June 29, 2013 respectively, is recognized from long-term, fixed-price contracts using the percentage-of-completion method of accounting, measured by multiplying the estimated total contract value by the ratio of actual contract costs incurred to date to the estimated total contract costs. Substantially all long-term contracts are with U.S. government agencies and contractors thereto. The Company makes significant estimates involving its usage of percentage-of-completion accounting to recognize contract revenues. The Company periodically reviews contracts in process for estimates-to-completion, and revises estimated gross profit accordingly. While the Company believes its estimated gross profit on contracts in process is reasonable, unforeseen events and changes in circumstances can take place in a subsequent accounting period that may cause the Company to revise its estimated gross profit on one or more of its contracts in process. Accordingly, the ultimate gross profit realized upon completion of such contracts can vary significantly from estimated amounts between accounting periods. Revenue not recognized using the percentage-of-completion method is recognized at the time of shipment of goods and transfer of title.

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

Cost of Products Sold, Engineering and Development and Selling, General and Administrative Expenses

Cost of products sold includes the costs to manufacture products such as direct materials and labor and manufacturing overhead as well as all engineering and developmental costs. The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. These costs are expensed when incurred and included in cost of products sold. Research and development, design and related engineering amounted to $20.6 million and $13.3 million for the three months ended June 28, 2014 and June 29, 2013, respectively, and $37.9 million and $26.1 million for the six months ended June 28, 2014 and June 29, 2013, respectively. Selling, general and administrative expenses include costs primarily related to our sales and marketing departments and administrative departments. Interest expense is shown net of interest income. Interest income was insignificant for the three and six months ended for both June 28, 2014 and June 29, 2013.

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

Foreign Currency Translation

The Company accounts for its foreign currency translation in accordance with Accounting Standards Codification (“ASC”) Topic 830, Foreign Currency Translation. The aggregate transaction gain or loss included in operations was insignificant for the periods ending June 28, 2014 and June 29, 2013.

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

2) Inventories

Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

(In thousands)	June 28, 2014	December 31, 2013
Finished Goods	$25,061	$21,627
Work in Progress	45,238	15,017
Raw Material	57,021	48,625

	$127,320	$85,269

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

3) Property, Plant and Equipment

The following table summarizes Property, Plant and Equipment as follows:

(In thousands)	June 28, 2014	December 31, 2013
Land	$6,724	$6,742
Buildings and Improvements	57,479	45,551
Machinery and Equipment	66,767	54,369
Construction in Progress	21,409	1,527

	152,379	108,189
Less Accumulated Depreciation	42,227	37,289

	$110,152	$70,900

4) Intangible Assets

The following table summarizes acquired intangible assets as follows:

		June 28, 2014		December 31, 2013
(In thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	7 Years	$2,146	$984	$2,146	$891
Trade Names	8 Years	7,453	893	7,453	552
Completed and Unpatented Technology	9 Years	16,667	3,356	15,377	2,620
Backlog and Customer Relationships	11 Years	86,867	10,941	88,998	7,210

Total Intangible Assets	8 Years	$113,133	$16,174	$113,974	$11,273

All acquired intangible assets other than goodwill and one trade name are being amortized. Amortization expense for acquired intangibles is summarized as follows:

	Six Months Ended		Three Months Ended
(In thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Amortization Expense	$4,904	$935	$2,437	$468

Amortization expense for intangible assets expected for 2014 and for each of the next five years is summarized as follows:

(In thousands)
2014	$9,927
2015	7,907
2016	7,731
2017	7,723
2018	7,632
2019	7,513

5) Goodwill

The following table summarizes the changes in the carrying amount of goodwill for 2014:

(In thousands)	December 31, 2013	Acquisition	Foreign Currency Translation	June 28, 2014
Aerospace	$100,998	23	(246)	$100,775
Test Systems	—	1,954	—	1,954

	$100,998	1,977	(246)	$102,729

6) Long-term Debt and Notes Payable

In connection with the funding of the acquisition of ATS, the Company amended its existing credit facility by entering into Amendment No 2. to Third Amended and Restated Credit Agreement, dated as of February 28, 2014. The Company elected to exercise its option to increase the revolving credit commitment. The Credit Agreement now provides for a $125 million five-year revolving credit facility maturing on June 30, 2018, of which $58.0 million was drawn to finance the acquisition. At June 28, 2014, there is $36.0 million outstanding on the revolving credit facility. On May 5, 2014, the Company entered into Amendment No. 3 to Third Amended and Restated Credit Agreement for the purpose of revising certain definitions under the Credit Agreement.

There remains approximately $79.9 million available under the revolving credit facility on June 28, 2014, net of outstanding letters of credit. The credit facility allocates up to $20 million of the $125 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. At June 28, 2014, outstanding letters of credit totaled $9.1 million. In addition, the Company is required to pay a commitment fee quarterly at a rate of between 0.25% and 0.50% per annum on the unused portion of the total revolving credit commitment, based on the Company’s Leverage Ratio.

There is $182.9 million outstanding under the term loan under the Credit Agreement and such term loan continues to mature on June 30, 2018.

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

Remaining principal maturities of long-term debt each year are approximately:

(In thousands)
2014	$9,190
2015	15,563
2016	20,398
2017	22,703
2018	168,002
Thereafter	9,762

$245,618

7) Product Warranties

In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. The Company determines warranty reserves needed by product line based on experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Six Months Ended		Three Months Ended
(In thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Balance at beginning of period	$2,796	$2,551	$3,737	$2,451
Acquisitions	790	—	—	—
Warranties issued	876	333	547	285
Warranties settled	(803)	(416)	(469)	(278)
Reassessed warranty exposure	266	116	110	126

Balance at end of period	$3,925	$2,584	$3,925	$2,584

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

ASC Topic 740-10 Overall - Uncertainty in Income Taxes (“ASC Topic 740-10”) clarifies the accounting and disclosure for uncertainty in tax positions. ASC Topic 740-10 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of ASC Topic 740-10 and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. Should the Company need to accrue a liability for uncertain tax benefits, any interest associated with that liability will be recorded as interest expense. Penalties, if any, would be recognized as operating expenses. There were no penalties or interest liability accrued as of June 28, 2014 or December 31, 2013, nor were any penalties or interest costs included in expense for the three and six month periods ending June 28, 2014 and June 29, 2013. The years under which we conducted our evaluation coincided with the tax years currently still subject to examination by major federal and state tax jurisdictions, those being 2010 through 2013 for federal purposes and 2009 through 2013 for state purposes.

The effective tax rates were approximately 33.9% and 26.1% for the six months and 34.0% and 33.2% for the three months ended June 28, 2014 and June 29, 2013, respectively. The effective tax rate for the second quarter of 2014 was lower than the federal statutory rate, due to the domestic production activity deduction and lower effective tax rates on foreign income. The effective tax rate for the first six months of 2013 was impacted primarily by the domestic production activity deduction, the recognition of approximately $1.1 million in domestic 2012 R&D tax credits and $0.4 million in domestic 2013 R&D tax credits.

9) Shareholders’ Equity

The changes in shareholders’ equity for the six months ended June 28, 2014 are summarized as follows as adjusted to reflect the impact of the one-for-five distribution of Class B Stock as discussed in Note 10:

		Number of Shares
(Dollars and Shares in thousands)	Amount	Common Stock	Convertible Class B Stock
Shares Authorized		40,000	10,000
Share Par Value		$0.01	$0.01
COMMON STOCK
Beginning of Period	$179	13,268	4,590
Conversion of Class B Shares to Common Shares	—	618	(618)
Exercise of Stock Options	2	131	113

End of Period	$181	14,017	4,085

ADDITIONAL PAID IN CAPITAL
Beginning of Period	$40,826
Stock Compensation Expense	866
Exercise of Stock Options	2,063

End of Period	$43,755

ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of Period	$(3,611)
Foreign Currency Translation Adjustment	(568)
Change in Accumulated (Loss) Income on Derivatives – Net of Tax	(8)
Retirement Liability Adjustment – Net of Tax	208

End of Period	$(3,979)

RETAINED EARNINGS
Beginning of Period	$134,115
Net Income	20,651

End of Period	$154,766

TOTAL SHAREHOLDERS’ EQUITY
Beginning of Period	$171,509

End of Period	$194,723

10) Earnings Per Share

Basic and diluted weighted-average shares outstanding are as follows:

	Six Months Ended		Three Months Ended
(In thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Weighted average shares - Basic	18,013	17,403	18,070	17,413
Net effect of dilutive stock options	860	806	795	793

Weighted average shares - Diluted	18,873	18,209	18,865	18,206

The above information has been adjusted to reflect the impact of the one-for-five distribution of Class B Stock for shareholders of record on October 10, 2013.

Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted earnings per share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. The number of common shares covered by out-of-the-money stock options were insignificant at June 28, 2014.

11) Accumulated Other Comprehensive Loss and Other Comprehensive Loss

The components of accumulated other comprehensive income (loss) are as follows:

(In thousands)	June 28, 2014	December 31, 2013
Foreign Currency Translation Adjustments	$716	$1,284

Accumulated (Loss) Income on Derivatives – Before Tax	(120)	(107)
Tax Benefit	43	38

Accumulated (Loss) Income on Derivatives – After Tax	(77)	(69)

Retirement Liability Adjustment – Before Tax	(7,104)	(7,423)
Tax Benefit	2,486	2,597

Retirement Liability Adjustment – After Tax	(4,618)	(4,826)

Accumulated Other Comprehensive Loss	$(3,979)	$(3,611)

The components of other comprehensive loss are as follows:

	Six Months Ended		Three Months Ended
(In thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Foreign Currency Translation Adjustments	$(568)	$(389)	$(182)	$(192)

Change in Accumulated (Loss) Income on Derivatives:
Reclassification to Interest Expense	34	70	17	33
Net (Decrease) Increase in Fair Value of Derivatives	(45)	(11)	(59)	3
Tax Benefit (Expense)	3	(21)	14	(13)

Change in Accumulated (Loss) Income on Derivatives	(8)	38	(28)	23

Retirement Liability Adjustments:
Reclassifications to General and Administrative Expense:
Amortization of prior service cost	265	260	129	130
Amortization of net actuarial gains	54	64	27	32
Tax Benefit	(111)	(113)	(50)	(57)

Retirement Liability Adjustment	208	211	106	105

Other Comprehensive Loss	$(368)	$(140)	$(104)	$(64)

12) Supplemental Retirement Plan and Related Post Retirement Benefits

The Company has two non-qualified supplemental retirement defined benefit plans (“SERP” and “SERP II”) for certain executive officers. The following table sets forth information regarding the net periodic pension cost for the plans.

	Six Months Ended		Three Months Ended
(In thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Service cost	$124	$148	$62	$74
Interest cost	376	310	188	155
Amortization of prior service cost	260	248	130	124
Amortization of net actuarial losses	54	64	27	32

Net periodic cost	$814	$770	$407	$385

Participants in the SERP are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The following table sets forth information regarding the net periodic cost recognized for those benefits:

	Six Months Ended		Three Months Ended
(In thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Service cost	$1	$2	$1	$1
Interest cost	16	12	8	6
Amortization of prior service cost	12	12	6	6

Net periodic cost	$29	$26	$15	$13

13) Sales to Major Customers

The Company has a significant concentration of business with three major customers, each in excess of 10% of consolidated sales. The loss of any of these customers would significantly, negatively impact our sales and earnings.

The Company had sales to three customers that represented 17.1%, 17.1% and 14.6% of consolidated sales for the six months ended June 28, 2014 and 22.9%, 15.1% and 14.0% of consolidated sales for the three months ended June 28, 2014. Sales to these customers were in the Aerospace and Test Systems segments.

The Company had sales to one customer in the Aerospace segment that represented 31.5% of consolidated sales for the six months ended June 29, 2013 and 29.5% of consolidated sales for the three months ended June 29, 2013.

Accounts receivable from these customers at June 28, 2014 was $48.6 million.

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

15) Segment Information

Below are the sales and operating profit by segment for the three and six months ended June 28, 2014 and June 29, 2013 and a reconciliation of segment operating profit to income before income taxes. Operating profit is net sales less cost of products sold and other operating expenses excluding interest and corporate expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment.

	Six Months Ended		Three Months Ended
(Dollars in thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Sales
Aerospace	$243,895	$140,345	$121,523	$68,676

Test Systems	71,856	4,547	53,167	2,157
Less Intersegment Sales	(237)	(92)	(127)	—

	71,619	4,455	53,040	2,157

Total Consolidated Sales	$315,514	$144,800	$174,563	$70,833

Operating Profit (Loss) and Margins
Aerospace	$38,251	$25,735	$20,761	$11,447
	15.7%	18.3%	17.1%	16.7%
Test Systems	2,335	(2,135)	4,030	(610)
	3.2%	(47.0)%	7.6%	(28.3)%

Total Operating Profit	40,586	23,600	24,791	10,837
	12.9%	16.3%	14.2%	15.3%
Deductions from Operating Profit
Interest Expense, net of interest income	4,882	480	2,559	262
Corporate Expenses and Other	4,478	4,558	2,310	2,857

Income Before Income Taxes	$31,226	$18,562	$19,922	$7,718

Identifiable Assets

(In thousands)	June 28, 2014	December 31, 2013
Aerospace	$448,447	$428,619
Test Systems	115,325	11,035
Corporate	19,003	51,617

Total Assets	$582,775	$491,271

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

On a Recurring Basis:

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of June 28, 2014 and December 31, 2013:

(In thousands)	Classification	Total	Level 1	Level 2	Level 3
Interest rate swaps	Other Liabilities
June 28, 2014		$(80)	$—	$(80)	$—
December 31, 2013		(108)	—	(108)	—
Acquisition contingent consideration	Current Liabilities
June 28, 2014		$(2,595)	$—	$—	$(2,595)
December 31, 2013		(137)	—	—	(137)
June 28, 2014	Other Liabilities	$(3,634)	$—	$—	$(3,634)
December 31, 2013		(5,709)	—	—	(5,709)

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

At June 28, 2014, the fair value of goodwill and intangible assets classified using Level 3 inputs are the Max-Viz, Peco, AeroSat, PGA and ATS goodwill and intangible assets acquired were measured at fair value using a discounted cash flow methodology and are classified as Level 3 inputs.

As of June 28, 2014, the Company concluded that no indicators of impairment relating to intangible assets or goodwill existed and an interim test was not performed.

Due to their short-term nature, the carrying value of cash and equivalents, accounts receivable, accounts payable, and notes payable approximate fair value. The carrying value of the Company’s variable rate long-term debt instruments also approximates fair value due to the variable rate feature of these instruments.

17) Derivative Financial Instruments

At June 28, 2014, we had an interest rate swap with a notional amount of approximately $1.5 million, entered into on February 6, 2006, related to the Company’s Series 1999 New York Industrial Revenue Bond, which effectively fixes the rate at 3.99% plus a spread based on the Company’s leverage ratio on this obligation through February 1, 2016.

An interest rate swap entered into on March 19, 2009 related to the Company’s term note issued January 30, 2009, was terminated in the third quarter of 2013 with no significant impact to the results of our operations.

At June 28, 2014 and December 31, 2013, the fair value of the interest rate swap was a liability of $0.1 million which is included in other liabilities (See Note 16 - Fair Value). Amounts expected to be reclassified to earnings in the next twelve months are not expected to be significant.

Activity in AOCI related to these derivatives is summarized below:

	Six Months Ended		Three Months Ended
(In thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Derivative balance at the beginning of the period in AOCI	$(69)	$(142)	$(49)	$(127)
Net deferral in AOCI of derivatives:
Net increase in fair value of derivatives	(45)	(11)	(59)	3
Tax effect	15	4	19	(1)

	(30)	(7)	(40)	2

Net reclassification from AOCI into earnings:
Reclassification from AOCI into earnings – interest expense	34	70	17	33
Tax effect	(12)	(25)	(5)	(12)

	22	45	12	21

Net change in derivatives for the period	(8)	38	(28)	23

Derivative balance at the end of the period in AOCI	$(77)	$(104)	$(77)	$(104)

18) Recent Accounting Pronouncements

The Company’s management has reviewed recent accounting pronouncements issued through the date of the issuance of financial statements. In management’s opinion, none of these new pronouncements apply or will have a material effect on the Company’s financial statements.

19) Acquisitions

Astronics Test Systems

On January 20, 2014, we entered into an agreement to purchase substantially all of the assets and liabilities of the Test and Services Division of EADS North America, Inc. for approximately $69.4 million in cash, including a net working capital adjustment of approximately $16.4 million. On February 28, 2014, the assets were acquired by our wholly owned subsidiary Astronics Test Systems, Inc. (“ATS”). Located in Irvine, California, ATS is a leading provider of highly engineered automatic test systems, subsystems and instruments for the semi-conductor, consumer electronics, commercial aerospace and defense industries. ATS provides fully customized testing systems and support services for these markets. It also designs and manufactures test equipment under the test instrument brands known as Racal and Talon. The acquisition will strengthen our service offerings and expertise in the test market. This subsidiary is reported as part of our Test Systems segment. The purchase price allocation for this acquisition is not finalized as the fair value determination of assets and liabilities is not complete.

PGA Electronic s.a.

On December 5, 2013 we acquired 100% of the stock of PGA, a designer and manufacturer of seat motion and lighting systems primarily for business and first class aircraft seats and is Europe’s leading provider of in-flight entertainment/communication systems as well as cabin management systems for private VVIP aircraft. The addition of PGA further diversifies the products and technologies that Astronics offers. The purchase price was approximately $31.3 million for which approximately $9.1 million, net of cash acquired, was paid in cash and the balance paid with 264,168 shares of Astronics stock valued at $51.00 per share. PGA is included in our Aerospace reporting segment. The purchase price allocation for this acquisition is not finalized as the fair value determination of assets and liabilities is not complete.

Astronics AeroSat Corporation

On October 1, 2013, we acquired certain assets and liabilities from AeroSat Corporation and related entities, a supplier of aircraft antenna systems for $12.5 million in cash, plus the potential additional purchase consideration of up to $53 million based upon the achievement of certain revenue targets in 2014 and 2015. The addition of AeroSat further diversifies the products and technologies that Astronics offers. The additional contingent purchase consideration is recorded at its estimated fair value of approximately $5.0 million at the date of acquisition based upon the Company’s assessment of the probability of AeroSat achieving the revenue growth targets. Substantially all of the goodwill and purchased intangible assets are expected to be deductible for tax purposes over 15 years. AeroSat is included in our Aerospace reporting segment.

The allocation of the purchase price paid for AeroSat is based on fair values of the acquired assets and liabilities assumed of AeroSat as of October 1, 2013.

The allocation of purchase price based on appraised fair values was as follows (In thousands):

Accounts Receivable	$1,712
Inventory	4,009
Prepaid Deposits	687
Fixed Assets	448
Purchased Intangible Assets	13,800
Goodwill	1,610
Other Assets	65
Accounts Payable	(286)
Accrued Expenses	(543)
Customer Deposits	(4,048)

Total Purchase Price	$17,454

The amounts allocated to the purchased intangible assets consist of the following:

(In thousands)	Weighted Average Life	Acquisition Fair Value
Trademark	10 Years	$800
Technology	10 Years	5,300
Customer Relationship	12 Years	7,700

		$13,800

Goodwill and other intangible assets reflected above were determined to meet the criterion for recognition apart from tangible assets acquired and liabilities assumed. The goodwill is primarily attributable to expected synergies and the assembled workforce. Purchased intangible assets and goodwill are deductible for tax purposes.

Peco, Inc.

On July 18, 2013, we acquired 100% of the stock of Peco which designs and manufactures highly engineered commercial aerospace interior components and systems for the aerospace industry. The company specializes in PSUs which incorporate air handling, emergency oxygen, electrical power management and cabin lighting systems. It also manufactures a wide range of fuel access doors that meet stringent strength, fuel sealing and anti-corrosion requirements. The addition of Peco diversifies the products and technologies that Astronics offers. We purchased the outstanding stock of Peco for $136.0 million in cash. Peco is included in our Aerospace reporting segment.

The following summary, prepared on a pro forma basis, combines the consolidated results of operations of the Company with those of Peco as if the acquisition took place on January 1, 2012. The pro forma consolidated results include the impact of certain adjustments, including increased interest expense on acquisition debt, amortization of purchased intangible assets and income taxes.

	Six Months Ended		Three Months Ended
(in thousands, except earnings per share)	June 28, 2014 as Reported	June 29, 2013 Pro Forma	June 28, 2014 as Reported	June 29, 2013 Pro Forma
Sales	$315,514	$187,197	$174,563	$92,286
Net Income	20,651	15,803	13,144	6,647
Basic earnings per share	1.15	0.91	0.73	0.38
Diluted earnings per share	1.09	0.87	0.70	0.37

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the three months and six months ended June 28, 2014. In addition, they are not intended to be a projection of future results.

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

ACQUISITIONS

On February 28, 2014, Astronics completed the acquisition of substantially all of the assets and liabilities of EADS North America’s Test and Services division. Astronics Test Systems is located in Irvine, California and is a leading provider of highly engineered automatic test systems, subsystems and instruments for the semi-conductor, consumer electronics, commercial aerospace and defense industries. The purchase price was approximately $69.4 million in cash, including a net working capital adjustment of approximately $16.4 million. The net working capital adjustment is yet to be finalized. The addition of ATS compliments products and technologies that the Astronics Test Segment offers. ATS is included in our Test Systems segment.

On December 5, 2013 we completed the acquisition of 100% of the stock of PGA Electronic s.a. (“PGA”) located in Chateauroux, France. PGA designs and manufactures seat motion and lighting systems primarily for premium class aircraft seats and is a provider of in-flight entertainment/communication systems as well as cabin management systems for private VVIP aircraft. The addition of PGA further diversifies the products and technologies that Astronics offers. The purchase price was approximately $31.3 million for which approximately $9.1 million, net of cash acquired, was paid in cash and the balance paid with 264,168 shares of Astronics stock valued at $51.00/share. PGA is included in our Aerospace reporting segment.

On October 1, 2013, we acquired certain assets and liabilities from AeroSat Corporation and related entities, a supplier of aircraft antenna systems for $12 million in cash, plus contingent purchase consideration (“Earn Out”) of up to a maximum of $53.0 million based upon the achievement of certain revenue levels in 2014 and 2015. The fair value of the estimated contingent consideration at June 28, 2014 was $5.6 million. The addition of AeroSat further diversifies the products and technologies that Astronics offers. AeroSat is included in our Aerospace reporting segment.

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

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Six Months Ended		Three Months Ended
(Dollars in thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Sales	$315,514	$144,800	$174,563	$70,833
Gross Profit	$73,207	$38,900	$43,202	$18,681
Gross Profit Percentage	23.2%	26.9%	24.7%	26.4%
SG&A Expenses as a Percentage of Sales	11.8%	13.7%	11.9%	15.1%
Interest Expense, net of interest income	$4,882	$480	$2,559	$262
Effective Tax Rate	33.9%	26.1%	34.0%	33.2%
Net Earnings	$20,651	$13,722	$13,144	$5,158

A discussion by segment can be found at “Segment Results of Operations and Outlook” in this MD&A.

Financial results include the effect of four business acquisitions Astronics completed from July 2013 through the end of the 2014 first quarter, of which three were in its Aerospace segment and one was in the Test Systems segment.

Consolidated sales for the second quarter of 2014 increased 146.4% to $174.6 million compared with $70.8 million for the same period last year. Aerospace segment sales increased $52.8 million to $121.5 million and Test Systems segment sales increased $51.0 million to $53.0 million. The 2014 second quarter included $93.8 million in sales from acquired businesses, while organic sales increased $10.0 million, or 14.1%.

Consolidated sales for the first six months of 2014 increased by 117.9% to $315.5 million compared with $144.8 million for the same period last year, an increase of $170.7 million. Aerospace sales increased $103.6 million to $243.9 million and Test Systems sales increased $67.1 million to $71.6 million. From July 2013 through the end of the 2014 first quarter, Astronics completed four business acquisitions, three in its Aerospace segment and one in the Test Systems segment. For the first six months of 2014, sales from these acquired businesses contributed $152.6 million to consolidated sales, while organic sales increased $18.1 million, or 12.5%.

Consolidated cost of products sold increased $79.2 million to $131.4 million in the second quarter of 2014 from $52.2 million for the same period last year. The increase was due to the cost of products sold associated with increased organic sales volumes and cost of products sold associated with sales from businesses acquired after the second quarter of 2013 totaling $73.1 million. Consolidated cost of products sold as a percentage of sales was 75.3% in the second quarter of 2014 compared with 73.6% in the second quarter of 2013. Margin leverage achieved from increased organic sales volume was more than offset by costs of approximately $8.7 million relating to the fair value step-up of inventory from acquired businesses and increased engineering and development (“E&D”) costs. E&D costs were $20.6 million in the second quarter of 2014, including $6.7 million for businesses acquired since the second quarter of 2013. E&D costs in last year’s second quarter were $13.3 million.

Consolidated cost of products sold increased $136.4 million to $242.3 million in the first six months of 2014 from $105.9 million for the same period last year. The increase was due to the cost of products sold associated with increased organic sales volumes and the cost of products sold associated with sales from acquired businesses totaling $124.0 million. Consolidated cost of products sold as a percentage of sales was 76.8% in the first six months of 2014 compared with 73.1% in the first six months of 2013. Margin leverage achieved from increased organic sales volume was more than offset by costs of approximately $17.4 million relating to the fair value step-up of inventory from acquired businesses and increased E&D costs. Total E&D costs were $37.9 million in the first six months of 2014, including $9.9 million from businesses acquired after last year’s second quarter. E&D expense in last year’s first six months was $26.1 million.

Selling, general and administrative (“SG&A”) expenses were $20.7 million, or 11.9% of sales, in the second quarter of 2014 compared with $10.7 million, or 15.1% of sales, in the same period last year. The increase was due primarily to the incremental SG&A costs of acquired businesses, which added approximately $10.6 million to SG&A in the second quarter of 2014, partially offset by lower legal and professional costs when compared with the prior year second quarter.

Selling, general and administrative (“SG&A”) expenses were approximately $37.1 million, or 11.8% of sales, in the first six months of 2014 compared with $19.9 million, or 13.7% of sales, in the same period last year. The increase was due primarily to the incremental SG&A costs of acquired businesses, which added approximately $17.5 million to SG&A in the first six months of 2014 when compared with the same period last year, partially offset by lower legal and professional costs.

The effective tax rates were approximately 33.9% and 26.1% for the six months and 34.0% and 33.2% for the three months ended June 28, 2014 and June 29, 2013, respectively. The effective tax rate for the second quarter of 2014 was lower than the federal statutory rate, due to the domestic production activity deduction and lower effective tax rates on foreign income. The effective tax rate for the first six months of 2013 was impacted primarily by the domestic production activity deduction, the recognition of approximately $1.1 million in domestic 2012 U.S. Research & Development (“R&D”) tax credits and $0.4 million in domestic 2013 R&D tax credits. Assuming that the R&D tax credit is not extended we expect our effective tax rate for the full year of 2014 to be in the range of 33% to 35%.

Net income for the second quarter of 2014 was $13.1 million or $0.70 per diluted share, an increase of $8.0 million from $5.1 million, or $0.28 per diluted share in the second quarter of 2013. Net income for the first six months of 2014 was $20.7 million or $1.09 per diluted share, an increase of $7.0 million from $13.7 million, or $0.75 per diluted share in the second quarter of 2013. For both the three and six months ended June 28, 2014, the earnings per share increase is due primarily to the increase in net income. Earnings per share for all periods presented have been calculated reflecting the effect of the one-for-five Class B share distribution for shareholders of record on October 10, 2013.

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

AEROSPACE

	Six Months Ended		Three Months Ended
(In thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Sales	$243,895	$140,345	$121,523	$68,676
Operating profit	$38,251	$25,735	$20,761	$11,447
Operating Margin	15.7%	18.3%	17.1%	16.7%

	June 28, 2014	December 31, 2013
Total Assets	$448,447	$428,619
Backlog	$204,545	$207,101

Aerospace Sales by Market	Six Months Ended		Three Months Ended
(In thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Commercial Transport	$195,790	$97,226	$96,504	$46,264
Military	21,310	20,698	12,352	12,082
Business Jet	18,175	15,631	8,308	6,966
Other	8,620	6,790	4,359	3,364

	$243,895	$140,345	$121,523	$68,676

Aerospace Sales by Product Line	Six Months Ended		Three Months Ended
(In thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Electrical Power & Motion	$126,482	$86,651	$60,651	$41,855
Lighting & Safety	74,598	37,208	39,507	19,091
Avionics	25,250	9,696	12,497	4,366
Structures	7,343	—	3,704	—
Other	10,222	6,790	5,164	3,364

	$243,895	$140,345	$121,523	$68,676

Aerospace segment sales increased by $52.8 million, or 77.0% when compared with the prior year’s second quarter to $121.5 million. Organic sales grew 15.3%, or $10.5 million, and sales from acquired businesses added $42.3 million.

Sales to the Commercial Transport market increased $50.2 million, of which $38.0 million was related to the acquired businesses with the remaining increase primarily related to higher organic sales of Electrical Power & Motion products. Excluding acquired businesses, sales of Electrical Power & Motion products to the Commercial Transport market increased approximately $10.7 million as global demand for passenger power systems continued to be strong.

Military sales increased $0.3 million when compared with the prior year’s second quarter as $0.8 million of sales contributed by the acquired businesses was partially offset by lower organic sales. Sales to the Business Jet market were up $1.3 million when compared with last year’s second quarter, mostly from the acquired businesses which contributed $1.2 million in sales.

The $1.0 million increase in second quarter Other sales was due primarily to approximately $2.3 million in sales from the acquired businesses which was partially offset by $1.3 million lower organic revenue.

Aerospace segment sales increased by $103.6 million, or 73.8%, compared with the prior year’s first six months to $243.9 million. Organic sales grew 14.0%, or $19.6 million. Sales from acquired businesses were $83.9 million.

Sales to the Commercial Transport market increased $98.6 million, including $73.6 million from the acquired businesses. Excluding acquired businesses, sales of Electrical Power & Motion products to the Commercial Transport market increased approximately $22.8 million as global demand for passenger power systems continued to be strong. Sales of Lighting and Safety products to this market increased approximately $2.3 million.

Military sales increased $0.6 million when compared with the first six months of 2013. The acquired businesses added $1.8 million, more than offsetting $1.2 million in lower organic sales. Sales to the Business Jet market increased $2.5 million when compared with last year’s first half. The acquired businesses contributed $3.9 million in sales to this market, more than offsetting lower organic sales of $1.4 million. Both Lighting & Safety and Electrical Power & Motion sales to the Business Jet market decreased slightly from the prior year six-month period. The $1.8 million increase in the first six months of 2014 Other sales reflected approximately $4.5 million additional sales from the acquired businesses partially offset by lower organic Other sales.

Aerospace operating profit for the second quarter of 2014 was $20.8 million, or 17.1% of sales, compared with $11.4 million, or 16.7% of sales, in the same period last year. Approximately $4.8 million in operating profit was related to the acquired aerospace businesses. Operating leverage gained on volume for the organic business was partially offset by approximately $0.7 million of higher organic E&D costs. Aerospace SG&A expense increased $6.2 million in the second quarter of 2014 as compared with 2013. The increase was due primarily to the incremental SG&A for the acquired businesses, offset slightly by lower legal costs.

Aerospace operating profit for the first six months of 2014 was $38.3 million, or 15.7% of sales, compared with $25.7 million, or 18.3% of sales, in the same period last year. The acquired businesses contributed approximately $6.2 million in operating profit in the period. Leverage achieved from higher organic sales volume was offset by increased organic E&D costs of approximately $1.9 million. Additionally, cost of products sold had approximately $2.4 million of expense related to the fair value step-up of inventory from acquired businesses. Aerospace SG&A expense increased $11.9 million in first six months of 2014 as compared with 2013. The increase was due primarily to the incremental SG&A for the acquired businesses.

2014 Outlook for Aerospace – We expect 2014 sales for our Aerospace segment to be in the range of $485 million to $505 million. The Aerospace segment’s backlog at the end of the second quarter of 2014 was $204.5 million with approximately $166.7 million expected to be shipped over the remaining part of 2014 and $190.2 million is expected to ship over the next 12 months.

TEST SYSTEMS

	Six Months Ended		Three Months Ended
(In thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Sales	$71,856	$4,547	$53,167	$2,157
Less Intersegment Sales	(237)	(92)	(127)	—

Net Sales	71,619	4,455	53,040	2,157

Operating profit (loss)	$2,335	$(2,135)	$4,030	$(610)
Operating Margin	3.2%	(47.9)%	7.6%	(28.3)%

	June 28, 2014	December 31, 2013
Total Assets	$115,325	$11,035
Backlog	$122,296	$7,062

Test Systems Sales by Market	Six Months Ended		Three Months Ended
(In thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Commercial Electronics	$57,457	$—	$43,120	$—
Military	14,162	4,455	9,920	2,157

	$71,619	$4,455	$53,040	$2,157

Sales in the 2014 second quarter increased approximately $50.8 million to $53.0 million compared with sales of $2.2 million for the same period in 2013. Incremental sales to both the Commercial Electronics and Military markets from the acquisition of Astronics Test Systems (“ATS”) on February 28, 2014 drove the increase. Sales for the acquired ATS business were $51.5 million in the second quarter of 2014.

Sales in the first six months of 2014 were up $67.1 million to $71.6 million over the prior year period. Incremental sales to both the Commercial Electronics and Military markets from the acquisition of ATS drove the growth. Year-to-date ATS sales were $68.7 million.

Operating income for the second quarter of 2014 was $4.0 million compared with an operating loss of $0.6 million in the same period last year, due to the margin leverage achieved from the increased sales volume provided by the acquisition offset by the impact of $8.7 million in cost of products sold related to the fair value step-up of inventory, incremental SG&A costs of approximately $4.0 million and increased E&D costs of approximately $3.5 million from the acquired business.

Operating income for the first six months of 2014 was $2.3 million compared with an operating loss of $2.1 million in the same period last year, due to the margin leverage achieved from the increased sales volume provided by the acquisition; offset by the impact of $15.0 million in cost of products sold related to the fair value step-up of inventory, incremental SG&A costs of approximately $5.1 million, plus increased E&D costs of approximately $3.7 million from the acquired business.

2014 Outlook for Test Systems – We expect sales for the Test Systems segment for 2014 to be in the range of $155 million to $160 million. The Test Systems segment’s backlog at the end of the second quarter of 2014 was $122.3 million with approximately $81.6 million expected to be shipped over the remaining part of 2014 and approximately $104.4 million scheduled to ship over the next 12 months.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities:

Cash provided by operating activities totaled $23.2 million for the first six months of 2014, as compared with $17.3 million during the same period in 2013. Cash flow from operating activities increased due to higher net income and higher non-cash expenses to net income being offset by the impact of cash used by increases in net operating assets for the first six months of 2014 when compared with the first six months of 2013.

Investing Activities:

Cash used for investing activities was $90.9 million for the first six months of 2014 compared with $3.7 million used in the same period of 2013. Cash used for the acquisition of ATS in February of 2014 was $67.9 million. The increase in cash used for capital expenditures of $19.4 million related primarily to the acquisition of the new buildings in Clackamas, Oregon. The Company expects capital spending in 2014 to be in the range of $40 million to $44 million.

Financing Activities:

Net cash provided by financing activities totaled $34.0 million compared with cash used of $4.5 million in the first six months of 2013. The increase was due primarily to the draw of $58.2 million on the Company’s credit facility to acquire ATS on February 28, 2014 offset by higher payments on debt including voluntary payments of approximately $22.0 million on the company’s revolving credit facility.

The Company’s cash needs for working capital, debt service and capital equipment during 2014 are expected to be met by cash flows from operations, cash balances and if necessary, utilization of the revolving credit facility.

On February 28, 2014, in connection with the funding of the acquisition of ATS, the Company amended its existing credit facility by entering into Amendment No 2. to Third Amended and Restated Credit Agreement. The Company elected to exercise its option to increase the revolving credit commitment. The Credit Agreement now provides for a $125 million five-year revolving credit facility maturing on June 30, 2018, of which $58.0 million was drawn to finance the acquisition. As of June 28, 2014, the balance owed on the credit facility was $36.0 million. On May 5, 2014, the Company entered into Amendment No. 3 to Third Amended and Restated Credit Agreement for the purpose of revising certain definitions under the Credit Agreement.

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

The credit facility allocates up to $20 million of the $125 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. The credit facility is secured by substantially all of the Company’s assets. At June 28, 2014, outstanding letters of credit totaled $9.1 million. There remains approximately $79.9 million available under the revolving credit facility on June 28, 2014.

The amended facility temporarily increases the maximum leverage ratio of adjusted EBITDA to funded debt as defined in the agreement to 4.0 to 1.0 for fiscal quarters ending March 31, 2014 and June 30, 2014, 3.75 to 1.0 as of the end of fiscal quarters from September 30, 2014 through March 31, 2015 and 3.5 to 1.0 as of the end of each fiscal quarter subsequent to March 31, 2015 to maturity. There were no changes to the other covenants, interest rates being charged or commitment fees. At June 28, 2014 the leverage as defined in the agreement was 2.20:1.

At June 28, 2014, the Company was in compliance with all of the covenants pursuant to the credit facility.

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

BACKLOG

The Company’s backlog at June 28, 2014 was $326.8 million compared with $214.2 million at December 31, 2013 and $114.5 million at June 29, 2013.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table represents contractual obligations as of June 28, 2014:

	Payments Due by Period
(In thousands)	Total	2014	2015-2016	2017-2018	After 2018
Long-term Debt	$245,618	$9,190	$35,961	$190,705	$9,762
Purchase Obligations	53,701	44,757	8,807	137	—
Interest on Long-term Debt	42,659	4,531	20,120	17,197	811
Supplemental Retirement Plan and Post Retirement Obligations	14,900	197	782	782	13,139
Operating Leases	7,358	1,354	3,223	1,884	897
Other Long-term Liabilities	6,442	5	6,116	257	64

Total Contractual Obligations	$370,678	$60,034	$75,009	$210,962	$24,673

Notes to Contractual Obligations Table

Purchase Obligations — Purchase obligations are comprised of the Company’s commitments for goods and services in the normal course of business.

Long-Term Debt — See Part 1 Financial Information, Item 1 Financial Statements, Note 6, Long-Term Debt and Notes Payable included in this report.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU can be applied using one of two prescribed retrospective methods, and no early adoption is permitted. The provisions of this ASU are effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. We are currently evaluating the adoption of this standard on our financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Market Risk in Item  2, above.

Item 4. Controls and Procedures

a)	The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 28, 2014. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 28, 2014.

b)	Changes in Internal Control over Financial Reporting - There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company has a significant concentration of business with three customers, each in excess of 10% of consolidated sales, where a significant reduction in sales to any one of these customers would negatively impact our sales and earnings. Combined sales to these customers were approximately 52.0% and 48.7% of consolidated revenue during the three and six month periods ending June 28, 2014, respectively.

Our Test Systems Segment is highly dependent on winning large contract awards in both the military and commercial markets. Our future revenue stream and profits may be impacted significantly if we are not successful in developing new customers or are not selected for new programs by existing customers.

Item 2. Unregistered sales of equity securities and use of proceeds

(c)	The following table summarizes the Company’s purchases of its common stock for the quarter ended June 28, 2014:

Period	(a) Total number of shares Purchased(1)	(b) Average Price Paid per Share	(c) Total number of shares Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 30, 2014 – April 26, 2014 (1)	844	$62.68	—	—
April 27, 2014 – May 24, 2014	—	—	—	—
May 25, 2014- June 28, 2014 (2)	1,257	$56.48	—	—

Total	2,101	$58.98	—	—

In connection with the exercise of stock options, we accept, from time to time, delivery of shares to pay the exercise price of stock options.

(1)	On April 3, 2014 we accepted delivery of 844 shares at $62.68 in connection with the exercise of stock options.

(2)	On May 27, 2014, we accepted delivery of 925 shares at $55.23 in connection with the exercise of stock options. On June 27, 2014, we accepted delivery of 332 shares at $59.99 in connection with the exercise of stock options.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 4.1	Amendment No. 3 to Third Amended and Restated Credit Agreement

Exhibit 31.1	Section 302 Certification - Chief Executive Officer

Exhibit 31.2	Section 302 Certification - Chief Financial Officer

Exhibit 32.	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.1	Instance Document

Exhibit 101.2	Schema Document

Exhibit 101.3	Calculation Linkbase Document

Exhibit 101.4	Labels Linkbase Document

Exhibit 101.5	Presentation Linkbase Document

Exhibit 101.6	Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRONICS CORPORATION
(Registrant)

Date: August 5, 2014	By: /s/ David C. Burney
David C. Burney Vice President-Finance and Treasurer (Principal Financial Officer)