Form 10-Q
period 2014-09-27
ASTRONICS CORP
filed 2014-11-04
CIK 8063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 27, 2014

or

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

As of September 27, 2014, 21,787,436 shares of common stock were outstanding consisting of 14,694,645 shares of common stock ($.01 par value) and 7,092,791 shares of Class B common stock ($.01 par value).

Part 1 – Financial Information

Item 1.	Financial Statements

ASTRONICS CORPORATION

Consolidated Condensed Balance Sheets

September 27, 2014 with Comparative Figures for December 31, 2013

(In thousands)

	September 27, 2014	December 31, 2013
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$24,928	$54,635
Accounts Receivable, net of allowance for doubtful accounts	111,898	60,942
Inventories	126,564	85,269
Prepaid Expenses and Other Current Assets	14,149	10,352

Total Current Assets	277,539	211,198

Property, Plant and Equipment, net of accumulated depreciation	111,362	70,900

Other Assets	6,179	5,474
Intangible Assets, net of accumulated amortization	95,285	102,701
Goodwill	100,542	100,998

Total Assets	$590,907	$491,271

Current Liabilities:
Current Maturities of Long-term Debt	$10,239	$12,279
Accounts Payable	43,534	25,255
Accrued Expenses	32,970	24,668
Accrued Income Taxes	3,355	1,318
Customer Advance Payments and Deferred Revenue	45,618	20,747
Deferred Income Taxes	—	970

Total Current Liabilities	135,716	85,237

Long-term Debt	202,404	188,041
Other Liabilities	41,518	46,484

Total Liabilities	379,638	319,762

Shareholders’ Equity:
Common Stock	218	214
Accumulated Other Comprehensive Loss	(6,217)	(3,611)
Other Shareholders’ Equity	217,268	174,906

Total Shareholders’ Equity	211,269	171,509

Total Liabilities and Shareholders’ Equity	$590,907	$491,271

See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION

Consolidated Condensed Statements of Operations

Three and Nine Months Ended September 27, 2014 With Comparative Figures for 2013

(Unaudited)

(In thousands, except per share data)

	Nine Months Ended		Three Months Ended
	Sept. 27, 2014	Sept. 28, 2013	Sept. 27, 2014	Sept. 28, 2013

Sales	$494,956	$234,481	$179,442	$89,681

Cost of Products Sold	370,439	171,796	128,132	65,896

Gross Profit	124,517	62,685	51,310	23,785

Selling, General and Administrative Expenses	62,638	31,291	25,539	11,433

Income from Operations	61,879	31,394	25,771	12,352

Interest Expense, net of interest income	7,183	2,085	2,301	1,605

Income Before Income Taxes	54,696	29,309	23,470	10,747

Provision for Income Taxes	16,965	8,432	6,390	3,592

Net Income	$37,731	$20,877	$17,080	$7,155

Earnings per share:
Basic	$1.74	$1.00	$0.79	$0.34

Diluted	$1.67	$0.95	$0.75	$0.32

See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION

Consolidated Condensed Statements of Comprehensive Income

Three and Nine Months Ended September 27, 2014 With Comparative Figures for 2013

(Unaudited)

(In thousands)

	Nine Months Ended		Three Months Ended
	Sept. 27, 2014	Sept. 28, 2013	Sept. 27, 2014	Sept. 28, 2013

Net Income	$37,731	$20,877	$17,080	$7,155

Other Comprehensive Income (Loss):

Foreign Currency Translation Adjustments	(2,943)	(260)	(2,375)	129

Change in Accumulated Income on Derivatives – net of tax	19	65	27	27

Retirement Liability Adjustment – net of tax	318	316	110	105

Other Comprehensive (Loss) Income	(2,606)	121	(2,238)	261

Comprehensive Income	$35,125	$20,998	$14,842	$7,416

See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION

Consolidated Condensed Statements of Cash Flows

Nine Months Ended September, 2014

With Comparative Figures for 2013

(Unaudited)

(In thousands)

	September 27, 2014	September 28, 2013
Cash Flows From Operating Activities:

Net Income	$37,731	$20,877
Adjustments to Reconcile Net Income to Cash Provided By Operating Activities:
Depreciation and Amortization	21,168	6,547
Provisions for Non-Cash Losses on Inventory and Receivables	733	381
Stock Compensation Expense	1,304	1,048
Deferred Tax (Benefit) Expense	(4,598)	1,109
Other	(1,095)	(863)
Cash Flows from Changes in Operating Assets and Liabilities:
Accounts Receivable	(41,562)	4,804
Inventories	16,184	(3,668)
Accounts Payable	7,923	3,790
Other Current Assets and Liabilities	5,199	(590)
Customer Advanced Payments and Deferred Revenue	22,593	(1,579)
Income Taxes	2,048	1,454
Supplemental Retirement and Other Liabilities	921	838

Cash Provided By Operating Activities	68,549	34,148

Cash Flows From Investing Activities:
Acquisition of Business, net of cash acquired	(70,028)	(135,898)
Capital Expenditures	(29,971)	(4,833)

Cash Used For Investing Activities	(99,999)	(140,731)

Cash Flows From Financing Activities:
Proceeds from Long Term Debt	245,414	190,000
Payments for Long-term Debt	(245,761)	(21,294)
Debt Acquisition Costs	(573)	(2,288)
Acquisition Earnout Payments	(37)	(81)
Proceeds from Exercise of Stock Options	1,290	408
Income Tax Benefit from Exercise of Stock Options	2,041	649

Cash Provided By Financing Activities	2,374	167,394

Effect of Exchange Rates on Cash	(631)	(5)

(Decrease) Increase in Cash and Cash Equivalents	(29,707)	60,806

Cash and Cash Equivalents at Beginning of Period	54,635	7,380

Cash and Cash Equivalents at End of Period	$24,928	$68,186

See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION

Notes to Consolidated Condensed Financial Statements

September 27, 2014

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

Operating Results

The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the three and nine month periods ended September 27, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

On February 28, 2014, Astronics acquired, through a wholly owned subsidiary ATS, certain assets and liabilities of EADS North America’s Test and Services division, located in Irvine, California. ATS is a leading provider of highly engineered automatic test systems, subsystems and instruments for semi-conductor and consumer electronics products to both the commercial and defense industries. ATS is included in our Test Systems segment.

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

In the Test Systems segment, revenue of approximately 1% and 62% for the three months ending September 27, 2014 and September 28, 2013, respectively, and approximately 1% and 40% for the nine months ending September 27, 2014 and September 28, 2013 respectively, is recognized from long-term, fixed-price contracts using the percentage-of-completion method of accounting, measured by multiplying the estimated total contract value by the ratio of actual contract costs incurred to date to the estimated total contract costs. Substantially all long-term contracts are with U.S. government agencies and contractors thereto. The Company makes significant estimates involving its usage of percentage-of-completion accounting to recognize contract revenues. The Company periodically reviews contracts in process for estimates-to-completion, and revises estimated gross profit accordingly. While the Company believes its estimated gross profit on contracts in process is reasonable, unforeseen events and changes in circumstances can take place in a subsequent accounting period that may cause the Company to revise its estimated gross profit on one or more of its contracts in process. Accordingly, the ultimate gross profit realized upon completion of such contracts can vary significantly from estimated amounts between accounting periods. Revenue not recognized using the percentage-of-completion method is recognized at the time of shipment of goods and transfer of title.

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

Cost of Products Sold, Engineering and Development and Selling, General and Administrative Expenses

Cost of products sold includes the costs to manufacture products such as direct materials and labor and manufacturing overhead as well as all engineering and developmental costs. The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. These costs are expensed when incurred and included in cost of products sold. Research and development, design and related engineering amounted to $19.1 million and $12.4 million for the three months ended September 27, 2014 and September 28, 2013, respectively, and $57.1 million and $38.6 million for the nine months ended September 27, 2014 and September 28, 2013, respectively. Selling, general and administrative expenses include costs primarily related to our sales and marketing departments and administrative departments. Interest expense is shown net of interest income. Interest income was insignificant for the three and nine months ended for both September 27, 2014 and September 28, 2013.

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, notes payable, long-term debt and interest rate swaps. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company does not hold or issue financial instruments for trading purposes. Due to their short-term nature, the carrying values of cash and equivalents, accounts receivable, accounts payable, and notes payable, if any, approximate fair value. The carrying value of the Company’s variable rate long-term debt also approximates fair value due to the variable rate feature of these instruments. The Company’s interest rate swaps are recorded at fair value as described under Note 16 – Fair Value and Note 17 – Derivative Financial Instruments.

Derivatives

The accounting for changes in the fair value of derivatives depends on the intended use and resulting designation. The Company’s use of derivative instruments is limited to cash flow hedges for interest rate risk associated with long-term debt. Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. The Company records all derivatives on the balance sheet at fair value as described under Note 16 – Fair Value and Note 17 – Derivative Financial Instruments. The related gains or losses, to the extent the derivatives are effective as a hedge, are deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (AOCI) and reclassified into earnings at the time interest expense is recognized on the associated long-term debt. Any ineffectiveness is immediately recorded in the statement of operations.

Foreign Currency Translation

The Company accounts for its foreign currency translation in accordance with Accounting Standards Codification (“ASC”) Topic 830, Foreign Currency Translation. The aggregate transaction gain or loss included in operations was insignificant for the periods ending September 27, 2014 and September 28, 2013.

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

Accounting Pronouncements Adopted in 2014

On January 1, 2014, the Company adopted the new provisions of Accounting Standards Update (“ASU”) 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The ASU requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Unrecognized tax benefits are required to be netted against all available same-jurisdiction loss or other tax carryforwards, rather than only against carryforwards that are created by the unrecognized tax benefits. This ASU did not have an impact on the Company’s financial statements.

On January 1, 2014, the Company adopted the new provisions of Accounting Standards Update ASU 2013-12, Definition of a Public Business Entity – An Addition to the Master Glossary. The ASU amends the Master Glossary of the FASB Accounting Standards Codification to include one definition of public business entity for future use in U.S. GAAP and identifies the types of business entities that are excluded from the scope of the Private Company Decision-Making Framework: A Guide for Evaluating Financial Accounting and Reporting for Private Companies. This ASU did not have an impact on the Company’s financial statements.

2) Inventories

Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

(In thousands)	September 27, 2014	December 31, 2013

Finished Goods	$27,028	$21,627
Work in Progress	39,761	15,017
Raw Material	59,775	48,625

	$126,564	$85,269

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

3) Property, Plant and Equipment

The following table summarizes Property, Plant and Equipment as follows:

(In thousands)	September 27, 2014	December 31, 2013

Land	$10,061	$6,742
Buildings and Improvements	59,485	45,551
Machinery and Equipment	70,858	54,369
Construction in Progress	15,955	1,527

	156,359	108,189
Less Accumulated Depreciation	44,997	37,289

	$111,362	$70,900

4) Intangible Assets

The following table summarizes acquired intangible assets as follows:

		September 27, 2014		December 31, 2013
(In thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	7 Years	$2,146	$1,031	$2,146	$891
Trade Names	9 Years	8,344	1,104	7,453	552
Completed and Unpatented Technology	7 Years	16,958	3,743	15,377	2,620
Backlog and Customer Relationships	11 Years	91,771	18,056	88,998	7,210

Total Intangible Assets	9 Years	$119,219	$23,934	$113,974	$11,273

All acquired intangible assets other than goodwill and one trade name are being amortized. Amortization expense for acquired intangibles is summarized as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	Sept. 27, 2014	Sept. 28, 2013	Sept. 27, 2014	Sept. 28, 2013

Amortization Expense	$12,673	$2,429	$7,769	$1,494

Amortization expense for intangible assets expected for 2014 and for each of the next five years is summarized as follows:

(In thousands)

2014	$15,651
2015	8,554
2016	8,092
2017	7,677
2018	7,585
2019	7,433

5) Goodwill

The following table summarizes the changes in the carrying amount of goodwill for 2014:

(In thousands)	December 31, 2013	Acquisition	Foreign Currency Translation	September 27, 2014
Aerospace	$100,998	$512	$(968)	$100,542
Test Systems	—	—	—	—

	$100,998	$512	$(968)	$100,542

6) Long-term Debt and Notes Payable

On September 26, 2014, the Company modified and extended its existing credit facility (the “Original Facility”) by entering into the Fourth Amended and Restated Credit Agreement (the “Agreement”). On the closing date, there were $180.5 million of term loans outstanding, $6 million of revolving loans outstanding under the Original Facility. Pursuant to the Agreement, the Original Facility was replaced with a $350 million revolving credit line with the option to increase the line by up to $150 million. The outstanding balances in the Original Facility, were rolled into the Agreement on the date of entry. In addition, the maturity date of the loans under the Agreement is now September 26, 2019.

Covenants in the Agreement have been modified to where the maximum permitted leverage ratio of funded debt to EBITDA (as defined in the agreement) is 3.5 to 1, increasing to 4.0 to 1 for up to two fiscal quarters following the closing of an acquisition permitted under the Agreement. The Company will pay interest on the unpaid principal amount of the facility at a rate equal to one, three or six month Libor plus between 137.5 basis points and 225 basis points based upon the Company’s leverage ratio. The Company will also pay a commitment fee to the Lenders in an amount equal to between 17.5 basis points and 35 basis points on the undrawn portion of the credit facility, based upon the Company’s leverage ratio. The fixed charge coverage ratio under the Original Facility has been replaced with a minimum interest coverage ratio (EBITDA to interest expense) of 3.0 to 1 for the term of the Agreement. EBITDA, as defined in the agreement, is the sum of consolidated net income plus fees and expenses incurred in connection with a permitted acquisition for financing to the extent reducing consolidated net income, consolidated interest expense, provisions for taxes based on income, total depreciation expense, total amortization expense, other non-cash items reducing consolidated net income and any reduction of consolidated net income resulting from the fair valuation adjustment to inventory cost in connection with any permitted acquisition, less other non-cash items increasing consolidated net income for such period. Extraordinary gains, whether cash or non-cash, and earn-out adjustments in the purchase price for permitted acquisitions shall not be included in the calculation of EBITDA.

At September 27, 2014, there was $186.5 million outstanding on the revolving credit facility. There remains approximately $154.8 million available under the revolving credit facility on September 27, 2014, net of outstanding letters of credit. The credit facility allocates up to $20 million of the $350 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. At September 27, 2014, outstanding letters of credit totaled $8.7 million.

In September 2014, the Company directed the optional redemption in whole of its approximately $7.9 million of Industrial Revenue Bonds. Pursuant to the optional redemption, all of the principal and interest due on such Industrial Revenue Bonds will be paid and all letters of credit in support of the obligations cancelled in the fourth quarter of 2014.

Scheduled principal payments for the next 12 months on all long term debt amount to approximately $10.2 million. Remaining scheduled principal maturities of long-term debt each year are approximately:

(In thousands)
2014	$8,294
2015	2,698
2016	2,798
2017	2,733
2018	2,729
2019	188,407
Thereafter	4,984

$212,643

7) Product Warranties

In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. The Company determines warranty reserves needed by product line based on experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	September 27, 2014	Sept. 28, 2013	September 27, 2014	Sept. 28, 2013

Balance at beginning of period	$2,796	$2,551	$3,925	$2,584
Acquisitions	564	—	(226)	—
Warranties issued	2,842	356	1,966	23
Warranties settled	(1,323)	(618)	(520)	(202)
Reassessed warranty exposure	271	(133)	5	(249)

Balance at end of period	$5,150	$2,156	$5,150	$2,156

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

ASC Topic 740-10 Overall – Uncertainty in Income Taxes (“ASC Topic 740-10”) clarifies the accounting and disclosure for uncertainty in tax positions. ASC Topic 740-10 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of ASC Topic 740-10 and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. Should the Company need to accrue a liability for uncertain tax benefits, any interest associated with that liability will be recorded as interest expense. Penalties, if any, would be recognized as operating expenses. There were no penalties or interest liability accrued as of September 27, 2014 or December 31, 2013, nor were any penalties or interest costs included in expense for the three and nine month periods ending September 27, 2014 and September 28, 2013. The years under which we conducted our evaluation coincided with the tax years currently still subject to examination by major federal and state tax jurisdictions, those being 2012 through 2013 for federal purposes and 2011 through 2013 for state purposes.

The effective tax rates were approximately 27.2% and 33.4% for the three months and 31.0% and 28.8% for the nine months ended September 27, 2014 and September 28, 2013, respectively. The effective tax rate for the third quarter and first nine months of 2014 was lower than the federal statutory rate, due to the domestic production activity deduction, lower effective tax rates on foreign income and the recognition of $0.9 million in domestic Research and Development (“R&D”) tax credits related to prior years that was recognized in the third quarter of 2014. The effective tax rate for the nine months of 2013 was impacted primarily by the domestic production activity deduction, the recognition of approximately $1.1 million in domestic 2012 R&D tax credits and $0.6 million in domestic 2013 R&D tax credits. The effective tax rate for the three months ended September 28, 2013 was impacted primarily by the recognition of approximately $0.2 million in domestic 2013 R&D tax credits.

9) Shareholders’ Equity

The changes in shareholders’ equity for the nine months ended September 27, 2014 are summarized as follows as adjusted to reflect the impact of the one-for-five distribution of Class B Stock as discussed in Note 10:

		Number of Shares
(Dollars and Shares in thousands)	Amount	Common Stock	Convertible Class B Stock

Shares Authorized		40,000	10,000
Share Par Value		$0.01	$0.01

COMMON STOCK
Beginning of Period	$214	13,268	8,221
Conversion of Class B Shares to Common Shares	—	1,261	(1,261)
Exercise of Stock Options	4	166	133

End of Period	$218	14,695	7,093

ADDITIONAL PAID IN CAPITAL
Beginning of Period	$40,791
Stock Compensation Expense	1,304
Exercise of Stock Options	3,365

End of Period	$45,460

ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of Period	$(3,611)
Foreign Currency Translation Adjustment	(2,943)
Change in Accumulated (Loss) Income on Derivatives – Net of Tax	19
Retirement Liability Adjustment – Net of Tax	318

End of Period	$(6,217)

RETAINED EARNINGS
Beginning of Period	$134,115
Cash Paid in Lieu of Fractional Shares from Stock Distribution	(38)
Net Income	37,731

End of Period	$171,808

TOTAL SHAREHOLDERS’ EQUITY

Beginning of Period	$171,509

End of Period	$211,269

10) Earnings Per Share

Basic and diluted weighted-average shares outstanding are as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	Sept. 27, 2014	Sept. 28, 2013	Sept. 27, 2014	Sept. 28, 2013
Weighted average shares – Basic	21,661	20,905	21,749	20,948
Net effect of dilutive stock options	997	1,015	928	1,113

Weighted average shares – Diluted	22,658	21,920	22,677	22,061

The above information has been adjusted to reflect the impact of the one-for-five distribution of Class B Stock for shareholders of record on September 5, 2014.

Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted earnings per share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. The number of common shares covered by out-of-the-money stock options were insignificant at September 27, 2014.

11) Accumulated Other Comprehensive Loss and Other Comprehensive Loss

The components of accumulated other comprehensive income (loss) are as follows:

(In thousands)	September 27, 2014	December 31, 2013

Foreign Currency Translation Adjustments	$(1,659)	$1,284

Accumulated (Loss) Income on Derivatives – Before Tax	(77)	(107)
Tax Benefit	27	38

Accumulated (Loss) Income on Derivatives – After Tax	(50)	(69)

Retirement Liability Adjustment – Before Tax	(6,935)	(7,423)
Tax Benefit	2,427	2,597

Retirement Liability Adjustment – After Tax	(4,508)	(4,826)

Accumulated Other Comprehensive Loss	$(6,217)	$(3,611)

The components of other comprehensive (loss) income are as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	Sept. 27, 2014	Sept. 28, 2013	Sept. 27, 2014	Sept. 28, 2013

Foreign Currency Translation Adjustments	$(2,943)	$(260)	$(2,375)	$129

Change in Accumulated (Loss) Income on Derivatives:
Reclassification to Interest Expense	45	90	11	20
Net (Decrease) Increase in Fair Value of Derivatives	(15)	11	31	22
Tax Benefit (Expense)	(11)	(36)	(15)	(15)

Change in Accumulated (Loss) Income on Derivatives	19	65	27	27

Retirement Liability Adjustments:
Reclassifications to General and Administrative Expense:
Amortization of prior service cost	408	388	136	127
Amortization of net actuarial losses	80	95	27	32
Tax Benefit	(170)	(167)	(53)	(54)

Retirement Liability Adjustment	318	316	110	105

Other Comprehensive (Loss) Income	$(2,606)	$121	$(2,238)	$261

12) Supplemental Retirement Plan and Related Post Retirement Benefits

The Company has two non-qualified supplemental retirement defined benefit plans (“SERP” and “SERP II”) for certain executive officers. The following table sets forth information regarding the net periodic pension cost for the plans.

	Nine Months Ended		Three Months Ended
(In thousands)	Sept. 27, 2014	Sept. 28, 2013	Sept. 27, 2014	Sept. 28, 2013

Service cost	$187	$222	$62	$74
Interest cost	565	465	188	155
Amortization of prior service cost	390	370	130	121
Amortization of net actuarial losses	80	95	27	32

Net periodic cost	$1,222	$1,152	$407	$382

Participants in the SERP are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The following table sets forth information regarding the net periodic cost recognized for those benefits:

	Nine Months Ended		Three Months Ended
(In thousands)	Sept. 27, 2014	Sept. 28, 2013	Sept. 27, 2014	Sept. 28, 2013

Service cost	$3	$3	$1	$1
Interest cost	24	18	8	6
Amortization of prior service cost	18	18	6	6

Net periodic cost	$45	$39	$15	$13

13) Sales to Major Customers

The Company has a significant concentration of business with three major customers, each in excess of 10% of consolidated sales. The loss of any of these customers would significantly, negatively impact our sales and earnings.

The Company had sales to three customers that represented 20%, 17% and 14% of consolidated sales for the nine months ended September 27, 2014 and 25%, 17% and 13% of consolidated sales for the three months ended September 27, 2014. Sales to these customers were in the Aerospace and Test Systems segments.

The Company had sales to two customers in the Aerospace segment that represented 30% and 12% of consolidated sales for the nine months ended September 28, 2013 and 28% and 20% of consolidated sales for the three months ended September 28, 2013.

Accounts receivable from these customers at September 27, 2014 was approximately $57.0 million.

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

We are a defendant in an action filed in the Regional State Court of Mannheim, Germany (Lufthansa Technik AG v. Astronics Advanced Electronics Systems Corp.) relating to an allegation of patent infringement. The damages sought include injunctive relief, as well as monetary damages. We dispute the allegation and are vigorously defending ourselves in this action. We have filed a nullity action with the Federal Patent Court in Munich, Germany, requesting the court to revoke the German part of the European patent that is subject to the claim. In November 2011, the Regional State Court of Manheim, Germany, issued an interim decision to the effect that the infringement litigation proceedings be stayed until the Federal Patent Court decides on the concurrent nullity action. In February 2014, the Federal Patent Court issued a written judgment upholding the validity of a portion of the patent. This judgment is being appealed by both litigants. However, as a result the judgment proclaimed by the Federal Patent Court the stay of the infringement litigation proceedings is no longer effective. A hearing has been scheduled for November 2014. The process thereafter could take several years to conclude. At this time we are unable to provide a reasonable estimate of our potential liability or the potential amount of loss related to this action, if any. If the outcome of this litigation is adverse to us, our results and financial condition could be materially affected.

15) Segment Information

Below are the sales and operating profit by segment for the three and nine months ended September 27, 2014 and September 28, 2013 and a reconciliation of segment operating profit to income before income taxes. Operating profit is net sales less cost of products sold and other operating expenses excluding interest and corporate expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment.

	Nine Months Ended		Three Months Ended
(Dollars in thousands)	Sept. 27, 2014	Sept. 28, 2013	Sept. 27, 2014	Sept. 28, 2013

Sales
Aerospace	$366,128	$227,870	$122,233	$87,525

Test Systems	129,065	7,207	57,209	2,660
Less Intersegment Sales	(237)	(596)	—	(504)

	128,828	6,611	57,209	2,156

Total Consolidated Sales	$494,956	$234,481	$179,442	$89,681

Operating Profit (Loss) and Margins
Aerospace	$60,308	$41,112	$22,057	$15,377
	16.5%	18.0%	18.0%	17.6%

Test Systems	8,034	(2,880)	5,699	(745)
	6.2%	(40.0)%	10.0%	(28.0)%

Total Operating Profit	68,342	38,232	27,756	14,632
	13.8%	16.3%	15.5%	16.3%
Deductions from Operating Profit
Interest Expense, net of interest income	7,183	2,085	2,301	1,605
Corporate Expenses and Other	6,463	6,838	1,985	2,280

Income Before Income Taxes	$54,696	$29,309	$23,470	$10,747

Identifiable Assets

(In thousands)	September 27, 2014	December 31, 2013
Aerospace	$454,322	$428,619
Test Systems	114,551	11,035
Corporate	22,034	51,617

Total Assets	$590,907	$491,271

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

On a Recurring Basis:

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of September 27, 2014 and December 31, 2013:

(In thousands)	Classification	Total	Level 1	Level 2	Level 3

Interest rate swaps
September 27, 2014	Current Liabilities	$(77)	$—	$(77)	$—

December 31, 2013	Other Liabilities	(107)	—	(107)	—

Acquisition contingent consideration
September 27, 2014	Current Liabilities	$(2,280)	$—	$—	$(2,280)
December 31, 2013	Current Liabilities	(137)	—	—	(137)

September 27, 2014	Other Liabilities	$(3,784)	$—	$—	$(3,784)
December 31, 2013	Other Liabilities	(5,709)	—	—	(5,709)

Interest rate swaps are securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach (See Note 17).

Our Level 3 fair value liabilities represent contingent consideration recorded related to the 2011 Ballard acquisition, to be paid up to a maximum of $5.5 million if annual revenue growth targets are met in the years 2012 – 2016, the 2012 Max-Viz acquisition, to be paid up to a maximum of $8.0 million if annual revenue targets are met in the years 2013 – 2015 and the 2013 AeroSat acquisition, to be paid up to a maximum of $53.0 million if annual revenue targets are met in the years 2014 and 2015. The calculation of additional purchase consideration (“Earn Out”) related to the acquisition of AeroSat is as follows:

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

The fair value of goodwill and intangible assets classified using Level 3 inputs are the Max-Viz, Peco, AeroSat, PGA and ATS goodwill and intangible assets acquired were measured at fair value using a discounted cash flow methodology and are classified as Level 3 inputs. As of September 27, 2014, the Company concluded that no indicators of impairment relating to intangible assets or goodwill existed and an interim test was not performed.

Due to their short-term nature, the carrying value of cash and equivalents, accounts receivable, accounts payable, and notes payable approximate fair value. The carrying value of the Company’s variable rate long-term debt instruments also approximates fair value due to the variable rate feature of these instruments.

17) Derivative Financial Instruments

At September 27, 2014, we had an interest rate swap with a notional amount of approximately $1.5 million, entered into on February 6, 2006, related to the Company’s Series 1999 New York Industrial Revenue Bond, which effectively fixes the rate at 3.99% plus a spread based on the Company’s leverage ratio on this obligation through February 1, 2016.

An interest rate swap entered into on March 19, 2009 related to the Company’s term note issued January 30, 2009, was terminated in the third quarter of 2013 with no significant impact to the results of our operations.

At September 27, 2014 and December 31, 2013, the fair value of the interest rate swap was a liability of $0.1 million which is included in other liabilities (See Note 16 – Fair Value). On September 18, 2014, the Company gave notice of its intention to terminate the interest rate swap in the fourth quarter of 2014 in connection with the redemption of the underlying Series 1999 New York Industrial Revenue bonds (See Note 6 – Long-term Debt and Notes Payable).

Activity in AOCI related to these derivatives is summarized below:

	Nine Months Ended		Three Months Ended
(In thousands)	Sept. 27, 2014	Sept. 28, 2013	Sept. 27, 2014	Sept. 28, 2013
Derivative balance at the beginning of the period in AOCI	$(69)	$(142)	$(77)	$(104)

Net deferral in AOCI of derivatives:
Net (decrease) increase in fair value of derivatives	(15)	11	31	22
Tax effect	4	(4)	(12)	(8)

	(11)	7	19	14

Net reclassification from AOCI into earnings:
Reclassification from AOCI into earnings – interest expense	45	90	11	20
Tax effect	(15)	(32)	(3)	(7)

	30	58	8	13

Net change in derivatives for the period	19	65	27	27

Derivative balance at the end of the period in AOCI	$(50)	$(77)	$(50)	$(77)

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

A preliminary allocation of purchase price based on appraised fair values was as follows (In thousands):

Accounts Receivable	$10,593
Inventory	59,013
Other Current Assets	677
Fixed Assets	19,425
Purchased Intangible Assets	7,103
Current Portion of Long Term Debt	(1,124)
Accounts Payable	(10,777)
Accrued Expenses and Other Current Liabilities	(3,489)
Long Term Debt	(11,976)

Total Purchase Price	$69,445

Intangible assets reflected above were determined to meet the criterion for recognition apart from tangible assets acquired and liabilities assumed. Purchased intangible assets are deductible for tax purposes.

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

The allocation of the purchase price paid for PGA is based on fair values of the acquired assets and liabilities assumed of PGA as of December 5, 2013.

The allocation of purchase price based on appraised fair values was as follows (In thousands):

Cash	$8,699
Accounts Receivable	9,015
Inventory	12,542
Other Current Assets	1,429
Fixed Assets	10,741
Purchased Intangible Assets	5,592
Goodwill	7,440
Other Assets	74
Current Portion of Long Term Debt	(1,672)
Accounts Payable	(6,179)
Accrued Expenses and Other Current Liabilities	(3,387)
Customer Deposits	(4,601)
Long Term Debt	(5,115)
Other Long term Liabilities	(3,315)

Total Purchase Price	$31,263

The amounts allocated to the purchased intangible assets consist of the following:

(In thousands)	Weighted Average Life	Acquisition Fair Value
Trademark	15 Years	$955
Technology	5-10 Years	1,637
Customer Relationships	16-19 Years	3,000

		$5,592

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

The allocation of purchase price based on appraised fair values was as follows (In thousands):

Accounts Receivable	$1,712
Inventory	4,009
Prepaid Deposits	687
Fixed Assets	448
Purchased Intangible Assets	13,800
Goodwill	1,610
Other Assets	65
Accounts Payable	(286)
Accrued Expenses	(543)
Customer Deposits	(4,048)

Total Purchase Price	$17,454

The amounts allocated to the purchased intangible assets consist of the following:

(In thousands)	Weighted Average Life	Acquisition Fair Value
Trademark	10 Years	$800
Technology	10 Years	5,300
Customer Relationships	12 Years	7,700

		$13,800

Goodwill and other intangible assets reflected above were determined to meet the criterion for recognition apart from tangible assets acquired and liabilities assumed. The goodwill is primarily attributable to expected synergies and the assembled workforce. Purchased intangible assets and goodwill are deductible for tax purposes.

Peco, Inc.

On July 18, 2013, we acquired 100% of the stock of Peco which designs and manufactures highly engineered commercial aerospace interior components and systems for the aerospace industry. The company specializes in Passenger Service Units (PSUs) which incorporate air handling, emergency oxygen, electrical power management and cabin lighting systems. It also manufactures a wide range of fuel access doors that meet stringent strength, fuel sealing and anti-corrosion requirements. The addition of Peco diversifies the products and technologies that Astronics offers. We purchased the outstanding stock of Peco for $136.0 million in cash. Peco is included in our Aerospace reporting segment.

The following summary, prepared on a pro forma basis, combines the consolidated results of operations of the Company with those of Peco as if the acquisition took place on January 1, 2012. The pro forma consolidated results include the impact of certain adjustments, including increased interest expense on acquisition debt, amortization of purchased intangible assets and income taxes.

	Nine Months Ended		Three Months Ended
(in thousands, except earnings per share)	Sept. 27, 2014 as Reported	Sept. 28, 2013 Pro Forma	Sept. 27, 2014 as Reported	Sept. 28, 2013 Pro Forma

Sales	$494,956	$280,714	$179,442	$93,517
Net Income	37,731	23,034	17,080	7,230
Basic earnings per share	1.74	1.10	0.79	0.35
Diluted earnings per share	1.67	1.05	0.75	0.33

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

Important factors affecting our growth and profitability are the rate at which new aircraft are produced, government funding of military programs, our ability to have our products designed into new aircraft and the rates at which aircraft owners, including commercial airlines, refurbish or install upgrades to their aircraft. New aircraft build rates and aircraft owners spending on upgrades and refurbishments is cyclical and dependent on the strength of the global economy. Once designed into a new aircraft, the spare parts business is frequently retained by the Company. With the acquisition of ATS in 2014, future growth and profitability of the test business is dependent on developing and procuring new and follow-on business in commercial electronics and semi-conductor markets as well as with the military. The nature of our test systems business is such that it pursues large multi-year projects. There can be significant periods of time between orders in this business which may result in large fluctuations of sales and profit levels and backlog from period to period.

ACQUISITIONS

On February 28, 2014, Astronics completed the acquisition of substantially all of the assets and liabilities of EADS North America’s Test and Services division. ATS is located in Irvine, California and is a leading provider of highly engineered automatic test systems, subsystems and instruments for the semi-conductor, consumer electronics, commercial aerospace and defense industries. The purchase price was approximately $69.4 million in cash. The addition of ATS compliments products and technologies that the Test Systems segment offers.

On December 5, 2013 we completed the acquisition of 100% of the stock of PGA Electronic s.a. (“PGA”) located in Chateauroux, France. PGA designs and manufactures seat motion and lighting systems primarily for premium class aircraft seats and is a provider of in-flight entertainment/communication systems as well as cabin management systems for private VVIP aircraft. The addition of PGA further diversifies the products and technologies that Astronics offers. The purchase price was approximately $31.3 million comprised of $9.1 million of cash and the balance paid with 264,168 shares of Astronics stock valued at $51.00/share at the closing date. PGA is included in our Aerospace reporting segment.

On October 1, 2013, we acquired certain assets and liabilities from AeroSat Corporation and related entities, a supplier of aircraft antenna systems for $12 million in cash, plus contingent purchase consideration of up to a maximum of $53.0 million based upon the achievement of certain revenue levels in 2014 and 2015. The fair value of the estimated contingent consideration at September 27, 2014 was $5.5 million. The addition of AeroSat further diversifies the products and technologies that Astronics offers. AeroSat is included in our Aerospace reporting segment.

On July 18, 2013, we completed the acquisition of 100% of the stock of Peco, Inc. which designs and manufacturers highly engineered commercial aerospace interior components and systems for the aerospace industry. The company specializes in overhead Passenger Service Units (“PSUs”) which incorporate air handling, emergency oxygen, electrical power management and cabin lighting systems. It also manufactures a wide range of fuel access doors that meet stringent strength, fuel sealing and anti-corrosion requirements. The addition of Peco diversifies the products and technologies that Astronics offers. We purchased the outstanding stock of Peco for $136.0 million in cash. Peco is included in our Aerospace reporting segment.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Nine Months Ended		Three Months Ended
(Dollars in thousands)	Sept. 27, 2014	Sept. 28, 2013	Sept. 27, 2014	Sept. 28, 2013
Sales	$494,956	$234,481	$179,442	$89,681
Gross Profit (sales less cost of products sold)	$124,517	$62,685	$51,310	$23,785
Gross Profit Percentage	25.2%	26.7%	28.6%	26.5%
Selling, General and Administrative Expenses	$62,638	$31,291	$25,539	$11,433
SG&A Expenses as a Percentage of Sales	12.7%	13.3%	14.2%	12.7%
Interest Expense, net of interest income	$7,183	$2,085	$2,301	$1,605
Effective Tax Rate	31.0%	28.8%	27.2%	33.4%
Net Earnings	$37,731	$20,877	$17,080	$7,155

A discussion by segment can be found at “Segment Results of Operations and Outlook” in this MD&A.

Financial results include the effect of four business acquisitions Astronics completed from July 2013 through the end of the 2014 first quarter, of which three were in its Aerospace segment and one was in the Test Systems segment.

CONSOLIDATED QUARTERLY RESULTS

Consolidated sales for the third quarter of 2014 increased 100.1% to $179.4 million compared with $89.7 million for the same period last year. Aerospace segment sales increased $34.7 million to $122.2 million and Test Systems segment sales increased $55.1 million to $57.2 million. The 2014 third quarter included sales of $74.1 million from businesses acquired after September 28, 2013 (see Notes to Consolidated Condensed Financial Statements, Note 19), while organic sales increased $15.6 million, or 17.4% to $105.3 million.

Consolidated cost of products sold increased $62.2 million to $128.1 million in the third quarter of 2014 from $65.9 million for the same period last year. The increase was due to the cost of products sold associated with increased organic sales volumes and cost of products sold associated with sales from businesses acquired after the third quarter of 2013 totaling $51.9 million. Consolidated cost of products sold as a percentage of sales was 71.4% in the third quarter of 2014 compared with 73.5% in the third quarter of 2013. Margin leverage achieved from increased organic sales volume was offset by costs of approximately $1.3 million relating to the fair value step-up of inventory from acquired businesses, increased warranty costs of $2.4 million and increased engineering and development (“E&D”) costs. E&D costs were $19.1 million in the third quarter of 2014, including $5.1 million for businesses acquired after the third quarter of 2013. E&D costs in last year’s third quarter were $12.4 million.

Selling, general and administrative (“SG&A”) expenses were $25.5 million, or 14.2% of sales, in the third quarter of 2014 compared with $11.4 million, or 12.7% of sales, in the same period last year. The increase was due primarily to the incremental SG&A costs of acquired businesses, which added $12.5 million to SG&A in the third quarter of 2014 including $5.7 million of amortization expense for acquired intangible assets of those acquired businesses.

The effective tax rates were approximately 27.2% and 33.4% for the three months ended September 27, 2014 and September 28, 2013, respectively. The effective tax rate for the third quarter of 2014 was lower than the federal statutory rate due to the domestic production activity deduction, lower effective tax rates on foreign income and the recognition of $0.9 million in domestic R&D tax credits related to prior years. The effective tax rate for the three months ended September 28, 2013 was impacted primarily by the recognition of approximately $0.2 million in domestic 2013 R&D tax credits.

CONSOLIDATED YEAR-TO-DATE RESULTS

Consolidated sales for the first nine months of 2014 increased by 111.1% to $495.0 million compared with $234.5 million for the same period last year, an increase of $260.5 million. Aerospace sales increased $138.3 million to $366.1 million and Test Systems sales increased $122.2 million to $128.8 million. For the first nine months of 2014, sales from acquired businesses were $226.8 million and organic sales increased $33.7 million, or 14.4% to $268.2 million.

Consolidated cost of products sold increased $198.6 million to $370.4 million in the first nine months of 2014 from $171.8 million for the same period last year. The increase was due to the cost of products sold associated with increased organic sales volumes and the cost of products sold associated with sales from acquired businesses totaling $175.9 million. Consolidated cost of products sold as a percentage of sales was 74.8% in the first nine months of 2014 compared with 73.3% in the first nine months of 2013. Margin leverage achieved from increased organic sales volume was offset by costs of $18.6 million relating to the fair value step-up of inventory from acquired businesses, increased warranty costs of $3.1 million and increased E&D costs. Additionally, we recorded charges totaling $1.7 million relating to work force reductions as we realigned our Test Systems segment personnel. Total E&D costs were $57.1 million in the first nine months of 2014, including $15.1 million from businesses acquired after last year’s third quarter. E&D expense in last year’s first nine months was $38.6 million.

Selling, general and administrative (“SG&A”) expenses were $62.6 million, or 12.7% of sales, in the first nine months of 2014 compared with $31.3 million, or 13.3% of sales, in the same period last year. The increase was due primarily to the incremental SG&A costs of acquired businesses, which added $30.0 million to SG&A in the first nine months of 2014 including $9.8 million of amortization expense for acquired intangible assets.

The effective tax rates were approximately 31.0% and 28.8% for the nine months ended September 27, 2014 and September 28, 2013, respectively. The effective tax rate for the first nine months of 2014 was lower than the federal statutory rate, due to the domestic production activity deduction, lower effective tax rates on foreign income and the recognition of $0.9 million in domestic R&D tax credits related to prior years. The effective tax rate for the nine months of 2013 was impacted primarily by the domestic production activity deduction, the recognition of approximately $1.1 million in domestic 2012 R&D tax credits and $0.6 million in domestic 2013 R&D tax credits. Assuming that the R&D tax credit is not extended we expect our effective tax rate for the full year of 2014 to be in the range of 31% to 32%.

EARNINGS PER SHARE

For both the three and nine months ended September 27, 2014, the earnings per share increase, as compared to the respective periods in the prior year, is due primarily to the increase in net income. Earnings per share for all periods presented have been calculated reflecting the effect of the one-for-five Class B share distribution for shareholders of record on September 5, 2014.

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

AEROSPACE SEGMENT

	Nine Months Ended		Three Months Ended
(In thousands)	Sept. 27, 2014	Sept. 28, 2013	Sept. 27, 2014	Sept. 28, 2013
Sales	$366,128	$227,870	$122,233	$87,525
Operating profit	$60,308	$41,112	$22,057	$15,377
Operating Margin	16.5%	18.0%	18.0%	17.6%

	September 27, 2014	December 31, 2013
Total Assets	$454,322	$428,619
Backlog	$221,797	$207,101

Aerospace Sales by Market	Nine Months Ended		Three Months Ended
(In thousands)	Sept. 27, 2014	Sept. 28, 2013	Sept. 27, 2014	Sept. 28, 2013
Commercial Transport	$293,051	$161,806	$97,260	$64,580
Military	31,589	33,400	10,279	12,702
Business Jet	28,740	22,336	10,565	6,705
Other	12,748	10,328	4,129	3,538

	$366,128	$227,870	$122,233	$87,525

Aerospace Sales by Product Line	Nine Months Ended		Three Months Ended
(In thousands)	Sept. 27, 2014	Sept. 28, 2013	Sept. 27, 2014	Sept. 28, 2013

Electrical Power & Motion	$188,368	$133,793	$61,885	$47,142
Lighting & Safety	111,702	67,218	37,104	30,009
Avionics	40,601	13,553	15,351	3,857
Structures	10,868	2,801	3,526	2,801
Other	14,589	10,505	4,367	3,716

	$366,128	$227,870	$122,233	$87,525

AEROSPACE QUARTERLY RESULTS

Aerospace segment sales increased by $34.7 million, or 39.7% when compared with the prior year’s third quarter to $122.2 million. Organic sales grew 18.4%, or $16.1 million, and sales from acquired businesses added $18.6 million.

Sales to the Commercial Transport market increased $32.7 million, of which $14.0 million was related to the acquired businesses with the remaining increase primarily related to higher organic sales of Electrical Power & Motion and Lighting & Safety products. Organic sales of Electrical Power & Motion products to the Commercial Transport market increased approximately $9.6 million as global demand for passenger power systems continued to be strong. Organic Lighting and Safety product sales to the Commercial transport market increased by $7.4 million due to higher demand for passenger service units and aircraft lighting products.

Military sales decreased $2.4 million when compared with the prior year’s third quarter due to reduced military spending as compared with the prior year third quarter.

Sales to the Business Jet market increased $3.9 million when compared with last year’s third quarter. Sales from the acquired businesses were $4.7 million and were partially offset by lower organic sales to this market.

Aerospace operating profit for the third quarter of 2014 was $22.1 million, or 18.0% of sales, compared with $15.4 million, or 17.6% of sales, in the same period last year. Approximately $2.0 million in operating profit was related to the acquired aerospace businesses. Operating leverage gained on volume for the organic business was partially offset by approximately $1.6 million of higher organic E&D costs and an increase of warranty costs of $2.3 million. Aerospace SG&A expense increased $4.4 million in the third quarter of 2014 as compared with 2013. The increase was due primarily to the incremental SG&A of the acquired businesses which added $3.2 million and increased amortization expense for acquired intangible assets.

AEROSPACE YEAR-TO-DATE RESULTS

Year to date Aerospace segment sales increased by $138.3 million, or 60.7%, to $366.1 million compared with the prior year’s first nine months. Organic sales grew 15.7%, or $35.7 million. Sales from acquired businesses were $102.6 million.

Sales to the Commercial Transport market increased $131.2 million. Organic sales to this market increased $43.6 million and sales from acquired businesses added $87.6 million. The organic sales increase to this market was primarily from Electrical Power & Motion products which increased approximately $32.4 million as global demand for passenger power systems continued to be strong. Additionally, organic sales of Lighting and Safety products to this market increased approximately $9.7 million.

Military aircraft sales decreased $1.8 million when compared with the first nine months of 2013. The acquired businesses added $1.8 million while organic sales were $3.6 million lower due to reduced military spending.

Sales to the Business Jet market increased $6.4 million when compared with last year’s first nine months. The acquired businesses added $8.6 million in sales to this market, more than offsetting lower organic sales which decreased $2.2 million, primarily from the Lighting & Safety and Electrical Power & Motion product lines.

The $2.4 million increase in the first nine months of 2014 to Other markets reflected approximately $4.5 million from acquired businesses offset by a $ 2.1 million decrease of organic sales.

Aerospace operating profit for the first nine months of 2014 was $60.3 million, or 16.5% of sales, compared with $41.1 million, or 18.0% of sales, in the same period last year. The acquired businesses contributed approximately $8.2 million in operating profit in the period. Leverage achieved from higher organic sales volume was partially offset by increased organic E&D costs of approximately $3.5 million and an increase of warranty costs of $2.8 million. Additionally impacting year-to date aerospace operating margins, cost of products sold had approximately $2.6 million of expense related to the fair value step-up of inventory from acquired businesses. Aerospace SG&A expense increased $16.3 million in first nine months of 2014 as compared with 2013. The increase was due primarily to the incremental SG&A of the acquired businesses which added $15.6 million.

AEROSPACE OUTLOOK

2014 Outlook for Aerospace – We expect 2014 sales for our Aerospace segment to be in the range of $485 million to $490 million. The Aerospace segment’s backlog at the end of the third quarter of 2014 was $221.8 million with approximately $120.5 million expected to be shipped over the remaining part of 2014 and $202.7 million is expected to ship over the next 12 months.

TEST SYSTEMS SEGMENT

	Nine Months Ended		Three Months Ended
(In thousands)	Sept. 27, 2014	Sept. 28, 2013	Sept. 27, 2014	Sept. 28, 2013

Sales	$129,065	$7,207	$57,209	$2,660
Less Intersegment Sales	(237)	(596)	—	(504)

Net Sales	128,828	6,611	57,209	2,156

Operating profit (loss)	$8,034	$(2,880)	$5,699	$(745)
Operating Margin	6.2%	(40.0)%	10.0%	(28.0)%

	September 27, 2014	December 31, 2013
Total Assets	$114,551	$11,035
Backlog	$79,648	$7,062

Test Systems Sales by Market	Nine Months Ended		Three Months Ended
(In thousands)	Sept. 27, 2014	Sept. 28, 2013	Sept. 27, 2014	Sept. 28, 2013

Commercial Electronics	$106,384	$—	$48,927	$—
Military	22,444	6,611	8,282	2,156

	$128,828	$6,611	$57,209	$2,156

TEST SYSTEMS QUARTERLY RESULTS

Sales in the 2014 third quarter increased $55.1 million to $57.2 million compared with sales of $2.2 million for the same period in 2013. The incremental sales to both the Commercial Electronics and Military markets was from Astronics Test Systems (“ATS”), acquired on February 28, 2014. Sales from the acquired business were $55.5 million in the third quarter of 2014; organic test systems sales were $1.7 million for the quarter. Sales from ATS’s largest customer were $45.6 million in the third quarter.

Operating profit for the third quarter of 2014 was $5.7 million compared with an operating loss of $0.7 million in the same period last year. The improvement was a result of the operating profit from the acquired ATS business and charges totaling $1.7 million relating to work force reductions as we realigned segment personnel. Test Systems third quarter operating profit was negatively impacted by $1.0 million relating to the expensing of the fair value step-up of inventory from the acquired ATS business. Additionally, amortization expense in the third quarter relating to the acquisition was $5.3 million. We expect amortization expense in the fourth quarter will be lower as we have liquidated a substantial amount of our acquired backlog and the value associated with it. We expect fourth quarter amortization expense for the test systems segment to be in the range of $0.5 million to $1.0 million.

TEST SYSTEMS YEAR-TO-DATE RESULTS

Sales in the first nine months of 2014 were up $122.2 million to $128.8 million over the prior year period. Incremental sales to both the Commercial Electronics and Military markets from the acquisition of ATS drove the growth. Year-to-date sales from the acquired business were $124.3 million. Year-to-date sales to ATS’s largest customer were $99.5 million.

Operating profit for the first nine months of 2014 was $8.0 million compared with an operating loss of $2.9 million in the same period last year. All of the improvement was due to the margin provided by the ATS acquisition. Included in the year-to date cost of products sold was the impact of $16.0 million related to the fair value step-up of acquired inventory. Incremental SG&A costs of the acquired business was approximately $14.5 million and incremental E&D costs were approximately $6.4 million.

TEST SYSTEMS OUTLOOK

We expect sales for the Test Systems segment for 2014 to be in the range of $160 million to $165 million. The Test Systems segment’s backlog at the end of the third quarter of 2014 was $79.6 million with approximately $37.7 million expected to be shipped over the remaining part of 2014 and approximately $59.8 million scheduled to ship over the next 12 months. By the end of the fourth quarter we expect to have delivered the final unit under our current contract with our major customer. We are optimistic that there will be follow on orders from this customer however it is likely that any follow on orders, if any may not be received by the end of 2014.

LIQUIDITY AND CAPITAL RESOURCES

Operations:

Cash provided by operating activities totaled $68.5 million for the first nine months of 2014, as compared with $34.1 million during the same period in 2013. Cash flow from operating activities increased primarily due to higher net income as adjusted for non-cash expenses and by the impact of decreases in net operating assets for the first nine months of 2014 when compared with the first nine months of 2013.

Investing Activities:

Cash used for investing activities was $100.0 million for the first nine months of 2014 compared with $140.7 million used in the same period of 2013. Cash used for the acquisition of ATS in February of 2014 was $69.4 million. Cash used for capital expenditures of $30.0 million related primarily to the acquisition and modifications of the new buildings in Clackamas, Oregon of $19.0 million as of the end of the third quarter. The Company expects capital spending in 2014 to be in the range of $44 million to $47 million.

Financing Activities:

The primary financing activities in 2014 relate to borrowings on our senior credit facility to fund the acquisition of ATS and principal payments against our outstanding balance on the senior facility. In February 2014 we borrowed $58.0 million to fund the acquisition of ATS. Year-to-date through the end of the third quarter of 2014 we made principal payments of $59.3 million, primarily from funds generated by operations. In 2013 we borrowed $190.0 million to fund the acquisitions of PECO, AeroSat and PGA and made principal payments of $21.3 million through the third quarter of 2013.

On September 26, 2014, we modified and extended our existing credit facility (the “Original Facility”) by entering into the Fourth Amended and Restated Credit Agreement (the “Agreement”). On the closing date, there were $180.5 million of term loans outstanding, $6 million of revolving loans outstanding and letters of credit with a face amount of $8.7 million outstanding under the Original Facility. Pursuant to the Agreement, the Original Facility was replaced with a $350 million revolving credit line with the option to increase the line by up to $150 million. The outstanding balances in the Original Facility were rolled into the Agreement on the date of entry. In addition, the maturity date of the loans under the Agreement is now September 26, 2019.

Covenants in the Agreement have been modified to where the maximum permitted leverage ratio of debt to EBITDA (as defined in the agreement)is 3.5 to 1, subject to an increase of 4.0 to 1 for up to two fiscal quarters following the closing of an acquisition permitted under the Agreement. The Company will pay interest on the unpaid principal amount of the facility at a rate equal to one, three or six month Libor plus between 137.5 basis points and 225 basis points based upon the Company’s leverage ratio. The Company will also pay a commitment fee to the Lenders in an amount equal to between 17.5 basis points and 35 basis points on the undrawn portion of the credit facility, based upon the Company’s leverage ratio. The fixed charge coverage ratio under the Original Facility has been replaced with a minimum interest coverage ratio EBITDA (as defined in the agreement) to interest expense of 3.0 to 1 for the term of the Agreement.

EBITDA as defined in the agreement as the sum of consolidated net income plus fees and expenses incurred in connection with a permitted acquisition for financing to the extent reducing consolidated net income, consolidated interest expense, provisions for taxes based on income, total depreciation expense, total amortization expense, other non-cash items reducing consolidated net income and any reduction of consolidated net income resulting from the fair valuation adjustment to inventory cost in connection with any permitted acquisition, less other non-cash items increasing consolidated net income for such period. Extraordinary gains, whether cash or non-cash, and earn-out adjustments in the purchase price for permitted acquisitions shall not be included in the calculation of EBITDA.

At September 27, 2014, the Company was in compliance with all of the covenants pursuant to the credit facility. Our calculated leverage ratio was 1.56:1 and our calculated minimum interest coverage ratio was 15.05:1.

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

BACKLOG

The Company’s backlog at September 27, 2014 was $301.4 million compared with $214.2 million at December 31, 2013 and $168.2 million at September 28, 2013.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table represents contractual obligations as of September 27, 2014:

	Payments Due by Period
(In thousands)	Total	2014	2015-2016	2017-2018	After 2018
Long-term Debt	$212,643	$8,294	$5,496	$5,462	$193,391
Purchase Obligations	57,181	41,607	15,283	291	—
Interest on Long-term Debt	23,124	1,230	9,383	8,901	3,610
Supplemental Retirement Plan and Post Retirement Obligations	14,802	99	782	782	13,139
Operating Leases	11,313	1,070	4,962	3,642	1,639
Other Long-term Liabilities	6,268	2	5,938	264	64

Total Contractual Obligations	$325,331	$52,302	$41,844	$19,342	$211,843

Notes to Contractual Obligations Table

Purchase Obligations – Purchase obligations are comprised of the Company’s commitments for goods and services in the normal course of business.

Long-Term Debt – See Part 1 Financial Information, Item 1 Financial Statements, Note 6, Long-Term Debt and Notes Payable included in this report.

Operating Leases – Operating lease obligations are primarily related to facility leases for our AES, AeroSat, Ballard, DME, Max-Viz, Peco and Luminescent Systems Canada.

MARKET RISK

The Company believes that there have been no material changes in the current year regarding the market risk information for its exposure to interest rate fluctuations. Although the majority of our sales, expenses and cash flows are transacted in U.S. dollars, we have exposure to changes in foreign currency exchange rates related to the Euro and the Canadian dollar. The Company believes that the impact of changes in foreign currency exchange rates in 2014 have not been significant.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Market Risk in Item  2, above.

Item 4. Controls and Procedures

a)	The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 27, 2014. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 27, 2014.

b)	Changes in Internal Control over Financial Reporting – There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a defendant in an action filed in the Regional State Court of Mannheim, Germany (Lufthansa Technik AG v. Astronics Advanced Electronics Systems Corp.) relating to an allegation of patent infringement. The damages sought include injunctive relief, as well as monetary damages. We dispute the allegation and are vigorously defending ourselves in this action. We have filed a nullity action with the Federal Patent Court in Munich, Germany, requesting the court to revoke the German part of the European patent that is subject to the claim. In November 2011, the Regional State Court of Manheim, Germany, issued an interim decision to the effect that the infringement litigation proceedings be stayed until the Federal Patent Court decides on the concurrent nullity action. In February 2014, the Federal Patent Court issued a written judgment upholding the validity of a portion of the patent. This judgment is being appealed by both litigants. However, as a result the judgment proclaimed by the Federal Patent Court the stay of the infringement litigation proceedings is no longer effective. A hearing has been scheduled in November 2014. The process thereafter could take 2 to 3 years depending on the outcome of the Infringement case and if the Company should chose to appeal. At this time we are unable to provide a reasonable estimate of our potential liability or the potential amount of loss related to this action, if any. If the outcome of this litigation is adverse to us, our results and financial condition could be materially affected.

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

The Company has a significant concentration of business with three customers, each in excess of 10% of consolidated sales, where a significant reduction in sales to any one of these customers would negatively impact our sales and earnings. Combined sales to these customers were approximately 55.3% and 51.1% of consolidated revenue during the three and nine month periods ending September 27, 2014, respectively.

Our Test Systems Segment is highly dependent on winning large contract awards in both the military and commercial markets. Our future revenue stream and profits may be impacted significantly if we are not successful in developing new customers or are not selected for new programs by existing customers.

Our Test Systems segment has a high concentration of sales to one customer, it is anticipated that the deliveries under the current contract with that customer will conclude by the end of 2014. If we are unable to procure follow on orders from that customer or replace the business activity with new customers our future earnings will be negatively impacted.

Item 2. Unregistered sales of equity securities and use of proceeds

(c) The following table summarizes the Company’s purchases of its common stock for the quarter ended September 27, 2014:

Period	(a) Total number of shares Purchased	(b) Average Price Paid per Share	(c) Total number of shares Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 28, 2014 – July 26, 2014(1)	320	$54.02	—	—
July 27, 2014 – August 23, 2014	—	—	—	—
August 24, 2014 – September 27, 2014	—	—	—	—

Total	320	$54.02	—	—

In connection with the exercise of stock options, we accept, from time to time, delivery of shares to pay the exercise price of stock options.

(1)	On August 19, 2014 we accepted delivery of 320 shares at $54.02 in connection with the exercise of stock options.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 31.1	Section 302 Certification – Chief Executive Officer

Exhibit 31.2	Section 302 Certification – Chief Financial Officer

Exhibit 32.	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.1*	Instance Document

Exhibit 101.2*	Schema Document

Exhibit 101.3*	Calculation Linkbase Document

Exhibit 101.4*	Labels Linkbase Document

Exhibit 101.5*	Presentation Linkbase Document

Exhibit 101.6*	Definition Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRONICS CORPORATION
(Registrant)

Date: November 4, 2014	By:	/s/ David C. Burney
David C. Burney
Chief Financial Officer
(Principal Financial Officer)