Form 10-K
period 2014-12-31
ASTRONICS CORP
filed 2015-02-27
CIK 8063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of January 31, 2015, 21,957,218 shares were outstanding, consisting of 16,652,188 shares of Common Stock $.01 Par Value and 5,305,030 shares of Class B Stock $.01 Par Value. The aggregate market value, as of the last business day of the Company’s most recently completed second fiscal quarter, of the shares of Common Stock and Class B Stock of Astronics Corporation held by non-affiliates was $890,526,577 (assuming conversion of all of the outstanding Class B Stock into Common Stock and assuming the affiliates of the Registrant to be its directors, executive officers and persons known to the Registrant to beneficially own more than 10% of the outstanding capital stock of the Corporation).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders to be held June 4, 2015 are incorporated by reference into Part III of this Report.

ASTRONICS CORPORATION

Index to Annual Report

on Form 10-K

Year Ended December 31, 2014

FORWARD LOOKING STATEMENTS

Information included or incorporated by reference in this report that does not consist of historical facts, including statements accompanied by or containing words such as “may,” “will,” “should,” “believes,” “expects,” “expected,” “intends,” “plans,” “projects,” “approximate,” “estimates,” “predicts,” “potential,” “outlook,” “forecast,” “anticipates,” “presume” and “assume,” are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and are subject to several factors, risks and uncertainties, the impact or occurrence of which could cause actual results to differ materially from the expected results described in the forward-looking statements. Certain of these factors, risks and uncertainties are discussed in the sections of this report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” New factors, risks and uncertainties may emerge from time to time that may affect the forward-looking statements made herein. Given these factors, risks and uncertainties, investors should not place undue reliance on forward-looking statements as predictive of future results. We disclaim any obligation to update the forward-looking statements made in this report.

PART I

ITEM 1.	BUSINESS

Astronics Corporation (“Astronics” or the “Company”) is a leading supplier of products to the global aerospace, defense, consumer electronics and semi-conductor industries. Our products include advanced, high-performance lighting and safety systems, electrical power generation and distribution systems, aircraft structures, avionics products and automatic test systems.

We have operations in the United States, Canada and France. We design and build our products through our wholly owned subsidiaries Astronics Advanced Electronic Systems Corp. (“AES”); Astronics AeroSat Corporation (“AeroSat”); Ballard Technology, Inc. (“Ballard”); DME Corporation (“DME”); Luminescent Systems, Inc. (“LSI”); Luminescent Systems Canada, Inc. (“LSI Canada”); Max-Viz, Inc. (“Max-Viz”); Peco, Inc. (“Peco”); PGA Electronic s.a. (“PGA”); Astronics Test Systems, Inc. and Armstrong Aerospace, Inc. (“Armstrong”). We have two reportable segments, Aerospace and Test Systems.

Recent Acquisitions

On July 18, 2013, Astronics acquired all of the outstanding capital stock of Peco. Peco designs and manufactures highly engineered commercial aerospace interior components and systems for the aerospace industry. Peco is included in our Aerospace segment.

On October 1, 2013, Astronics acquired certain assets and liabilities from AeroSat Corporation and related entities, a manufacturer of fuselage and tail-mounted antenna systems for commercial transport, business jet, and military aircraft. AeroSat is included in our Aerospace segment.

On December 5, 2013, Astronics acquired all of the outstanding capital stock of PGA. The purchase price was paid with a combination of cash and Astronics’ stock. PGA designs and manufactures seat motion and lighting systems primarily for business and first class aircraft seats and is Europe’s leading provider of in-flight entertainment/communication systems as well as cabin management systems for private aircraft. PGA is included in our Aerospace segment.

On February 28, 2014, Astronics acquired, through its wholly-owned subsidiary Astronics Test Systems, Inc. (“ATS”), certain assets and liabilities of EADS North America’s Test and Services division, located in Irvine, California. ATS is a leading provider of highly engineered automatic test systems, subsystems and instruments for semi-conductor and consumer electronics products to both the commercial and defense industries. ATS is included in our Test Systems segment.

On January 14, 2015, the Company acquired all of the outstanding stock of Armstrong, located in Itasca, Illinois. Armstrong is a leading provider of engineering, design and certification solutions for commercial aircraft, specializing in connectivity, in-flight entertainment, and electrical power systems. Armstrong will be included in our Aerospace segment.

Products and Customers

Our Aerospace segment designs and manufactures products for the global aerospace industry. Product lines include lighting and safety systems, electrical power generation, distribution and motions systems, aircraft structures, avionics products and other products. Our Aerospace customers are the airframe manufacturers (OEM’s) that build aircraft for the commercial, military and general aviation markets, suppliers to those OEM’s, aircraft operators such as airlines and branches of the U.S. Department of Defense as well as the Federal Aviation Administration and airport operators. During 2014, this segment’s sales were divided 80% to the commercial transport market, 9% to the military aircraft market, 8% to the business jet market and 3% to other markets. Most of this segment’s sales are a result of contracts or purchase orders received from customers, placed on a day-to-day basis or for single year procurements rather than long-term multi-year contract commitments. On occasion, the Company does receive contractual commitments or blanket purchase orders from our customers covering multiple-year deliveries of hardware to our customers.

Our Test Systems segment designs, develops, manufactures and maintains automatic test systems that support the semiconductor, aerospace, communications and weapons test systems as well as training and simulation devices for both commercial and military applications. In the Test Systems Segment, Astronics’ products are sold to a global customer base including OEMs and prime government contractors for both consumer electronics and military products. During 2014, this segment’s sales were divided 79% to the commercial electronics market and 21% to the military test market. During 2013, and before the acquisition of ATS in February 2014, this segment’s sales were all to the military market.

Sales by segment, geographic region, major customer and foreign operations are provided in Note 18 of Item 8, Financial Statements and Supplementary Data in this report.

We have a significant concentration of business with three major customers, Apple Inc. (“Apple”), Panasonic Avionics Corporation (“Panasonic”) and The Boeing Company (“Boeing”). Sales to Apple accounted for 17.9% of sales in 2014. Accounts receivable from this customer at December 31, 2014 were $4.3 million. Sales to Panasonic accounted for 17.7% of sales in 2014, 29.6% of sales in 2013 and 38.0% of sales in 2012. Accounts receivable from this customer at December 31, 2014 and 2013 were $21.8 million and $14.1 million, respectively. Sales to Boeing accounted for 14.1% of sales in 2014, 14.5% of sales in 2013 and 5.5% of sales in 2012. Accounts receivable from this customer at December 31, 2014 and 2013 were $6.9 million and $6.5 million, respectively.

Strategy

Our strategy is to increase our value by developing technologies and capabilities either internally or through acquisition, and using those capabilities to provide innovative solutions to the aerospace and defense, consumer electronics, semi-conductor and other markets where our technology can be beneficial.

Practices as to Maintaining Working Capital

Liquidity is discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Liquidity section of this report.

Competitive Conditions

We experience considerable competition in the market sectors we serve, principally with respect to product performance and price, from various competitors, many of which are substantially larger and have greater resources. Success in the markets we serve depends upon product innovation, customer support, responsiveness and cost management. We continue to invest in developing the technologies and engineering support critical to competing in our markets.

Government Contracts

All U.S. government contracts, including subcontracts where the U.S. government is the ultimate customer, may be subject to termination at the election of the government. Our revenue stream relies on military spending. Approximately 12% of our consolidated sales were made to the military aircraft and military test systems markets combined.

Raw Materials

Materials, supplies and components are purchased from numerous sources. We believe that the loss of any one source, although potentially disruptive in the short-term, would not materially affect our operations in the long-term.

Seasonality

Our business is typically not seasonal.

Backlog

At December 31, 2014, our backlog was $370.7 million. At December 31, 2013, our backlog was $214.2 million. Backlog in the Aerospace segment was $223.7 million at December 31, 2014, of which $205.5 million is expected to be realized in 2015. Backlog in the Test Systems segment was $147.0 million at December 31, 2014, of which $116.3 million is expected to be realized in 2015.

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

Research, Development and Engineering Activities

We are engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of our existing technologies. These costs are expensed when incurred and included in cost of sales. Research, development and engineering costs amounted to approximately $76.7 million in 2014, $52.8 million in 2013 and $44.9 million in 2012.

Employees

We employed approximately 2,000 employees at December 31, 2014. We consider our relations with our employees to be good. Except for the hourly production workforce at Peco, none of our employees are subject to collective bargaining agreements.

Stock Distribution

On August 21, 2014, the Company announced a one-for-five distribution of Class B Stock to holders of both Common and Class B Stock. Stockholders received one share of Class B Stock for every five shares of Common and Class B Stock held on the record date of September 5, 2014. Fractional shares were paid in cash. All share quantities, share prices and per share data reported throughout this report have been adjusted to reflect the impact of this distribution.

Available information

We file our financial information and other materials as electronically required with the Securities and Exchange Commission (“SEC”). These materials can be accessed electronically via the Internet at www.sec.gov. Such materials and other information about the Company are also available through our website at www.astronics.com.

ITEM 1A.	RISK FACTORS

The loss of Apple, Panasonic or Boeing as major customers or a significant reduction in sales to any or all of those three customers would reduce our sales and earnings. In 2014, we had a concentration of sales to Apple, Panasonic and Boeing representing approximately 17.9%, 17.7% and 14.1% of our sales, respectively. The loss of one or all of these customers or a significant reduction in sales to them would significantly reduce our sales and earnings.

The amount of debt we have outstanding, as well as any debt we may incur in the future, could have an adverse effect on our operational and financial flexibility. As of December 31, 2014, we had approximately $183.0 million of debt outstanding, of which $180.2 million is long-term debt. Changes to our level of debt subsequent to December 31, 2014 could have significant consequences to our business, including the following:

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

We are subject to debt covenant restrictions. Our credit facility contains several financial and other restrictive covenants. A significant decline in our operating income could cause us to violate our covenants. A covenant violation would require a waiver by the lenders or an alternative financing arrangement be achieved. This could result in our being unable to borrow under our bank credit facility or being obliged to refinance and renegotiate the terms of our bank indebtedness. Historically both choices have been available to us, however, it is difficult to predict the availability of these options in the future.

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

A write-off of all or part of our goodwill or other intangible assets could adversely affect our operating results and net worth. At December 31, 2014, goodwill and purchased intangible assets were approximately 17.8% and 16.9% of our total assets respectively. Our goodwill and other intangible assets may increase in the future since our strategy includes growing through acquisitions. We may have to write off all or part of our goodwill or purchased intangible assets if their value becomes impaired. Although this write-off would be a non-cash charge, it could reduce our earnings and net worth significantly.

The markets we serve are cyclical and sensitive to domestic and foreign economic conditions and events, which may cause our operating results to fluctuate. In our Aerospace segment, demand by the business jet markets for our products is dependent upon several factors, including capital investment, product innovations, economic growth and wealth creation, and technology upgrades. In addition, the commercial airline industry is highly cyclical and sensitive to fuel price increases, labor disputes, global economic conditions, availability of capital to fund new aircraft purchases and upgrades of existing aircraft and passenger demand. A change in any of these factors could result in a reduction in the amount of air travel and the ability of airlines to invest in new aircraft or to upgrade existing aircraft. These factors would reduce orders for new aircraft and would likely reduce airlines’ spending for cabin upgrades for which we supply products, thus reducing our sales and profits. A reduction in air travel may also result in our commercial airline customers being unable to pay our invoices on a timely basis or not at all.

We are a supplier on various new aircraft programs just entering or expected to begin production in the future. As with any new program, there is risk as to whether the aircraft or program will be successful and accepted by the market. As is customary for our business, we purchase inventory and invest in specific capital equipment to support our production requirements generally based on delivery schedules provided by our customer. If a program or aircraft is not successful we may have to write off all or a part of the inventory, accounts receivable and capital equipment related to the program. A write off of these assets could result in a significant reduction of earnings and cause covenant violations relating to our debt agreements. This could result in our being unable to borrow additional funds under our bank credit facility or being obliged to refinance or renegotiate the terms of our bank indebtedness.

In our Test Systems segment, the market for our products is concentrated with a limited number of significant customers accounting for a substantial portion of the purchases of test equipment. In 2014, our largest customer accounted for 17.9% of our consolidated revenue. In any one reporting period, a single customer or several customers may contribute an even larger percentage of our consolidated net revenues. In addition, our ability to increase sales will depend, in part, on our ability to obtain orders from current or new significant customers. The opportunities to obtain orders from these customers may be limited, which may impair our ability to grow revenues. We expect that sales of our Test Systems products will continue to be concentrated with a limited number of significant customers for the foreseeable future. Additionally, demand for some of our test products is dependent upon government funding levels for our products, our ability to compete successfully for those contracts and our ability to develop products to satisfy the demands of our customers.

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

Future terror attacks, war, or other civil disturbances could negatively impact our business. Continued terror attacks, war or other disturbances could lead to further economic instability and decreases in demand for our products, which could negatively impact our business, financial condition and results of operations. Terrorist attacks world-wide have caused instability from time to time in global financial markets and the aviation industry. The long-term effects of terrorist attacks on us are unknown. These attacks and the U.S. government’s continued efforts against terrorist organizations may lead to additional armed hostilities or to further acts of terrorism and civil disturbance in the U.S. or elsewhere, which may further contribute to economic instability.

Our business operations may be adversely affected by information systems interruptions or intrusions. We are dependent on various information technologies throughout our company to administer, store and support multiple business activities. Disruptions or cyber security attacks such as unauthorized access, malicious software and other intrusions may lead to exposure of proprietary and confidential information as well as potential data corruption. Any intrusion may cause operational stoppages, diminished competitive advantages through reputational damages and increased operational costs.

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

We depend on government contracts and subcontracts with defense prime contractors and sub-contractors that may not be fully funded, may be terminated, or may be awarded to our competitors. The failure to be awarded these contracts, the failure to receive funding or the termination of one or more of these contracts could reduce our sales. Sales to the U.S. government and its prime contractors and subcontractors represent a significant portion of our business. The funding of these programs is generally subject to annual congressional appropriations, and congressional priorities are subject to change. In addition, government expenditures for defense programs may decline or these defense programs may be terminated. A decline in governmental expenditures or the termination of existing contracts may result in a reduction in the volume of contracts awarded to us. We have resources applied to specific government contracts and if any of those contracts were terminated, we may incur substantial costs redeploying those resources.

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

Our results of operations are affected by our fixed-price contracts, which could subject us to losses in the event that we have cost overruns. For the year ended December 31, 2014, fixed-price contracts represented almost all of the Company’s sales. On fixed-price contracts, we agree to perform the scope of work specified in the contract for a predetermined price. Depending on the fixed price negotiated, these contacts may provide us with an opportunity to achieve higher profits based on the relationship between our costs and the contract’s fixed price. However, we bear the risk that increased or unexpected costs may reduce our profit.

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

Changes in discount rates and other estimates could affect our future earnings and equity. Our goodwill impairment evaluations are determined using valuations that involve several assumptions, including discount rates, cash flow estimates, growth rates and terminal values. Certain of these assumptions, particularly the discount rate, are based on market conditions and are outside of our control. Changes in these assumptions could affect our future earnings and equity.

Additionally, pension obligations and the related costs are determined using actual results and actuarial valuations that involve several assumptions. The most critical assumption is the discount rate. Other assumptions include mortality, salary increases and retirement age. The discount rate assumptions are based on current market conditions and are outside of our control. Changes in these assumptions could affect our future earnings and equity.

We are subject to financing and interest rate exposure risks that could adversely affect our business, liquidity and operating results. Changes in the availability, terms and cost of capital, and increases in interest rates could cause our cost of doing business to increase and place us at a competitive disadvantage. At December 31, 2014, approximately 10% of our debt was at fixed interest rates with the remaining percentage subject to variable interest rates.

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

Our operations in foreign countries expose us to political and currency risks and adverse changes in local legal and regulatory environments. In 2014, approximately 9.7% of our sales were made by our subsidiaries in France and Canada. Our financial results may be adversely affected by fluctuations in foreign currencies and by the translation of the financial statements of our foreign subsidiaries from local currencies into U.S. dollars. We expect international operations and export sales to continue to contribute to our earnings for the foreseeable future. Both the sales from international operations and export sales are subject in varying degrees to risks inherent in doing business outside of the U.S. Such risks include the possibility of unfavorable circumstances arising from host country laws or regulations, changes in tariff and trade barriers and import or export licensing requirements, and political or economic reprioritization, insurrection, civil disturbance or war.

Government regulations could limit our ability to sell our products outside the United States and could otherwise adversely affect our business. Certain of our sales are subject to compliance with U.S. export regulations. Our failure to obtain, or fully adhere to the limitations contained in, the requisite licenses, meet registration standards or comply with other government export regulations would hinder our ability to generate revenues from the sale of our products outside the U.S. Compliance with these government regulations may also subject us to additional fees and operating costs. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position. In order to sell our products in European Union countries, we must satisfy certain technical requirements. If we are unable to comply with those requirements with respect to a significant quantity of our products, our sales in Europe would be restricted. Doing business internationally also subjects us to numerous U.S. and foreign laws and regulations, including regulations relating to import-export control, technology transfer restrictions, foreign corrupt practices and anti-boycott provisions. Our failure, or failure by an authorized agent or representative that is attributable to us, to comply with these laws and regulations could result in administrative, civil or criminal liabilities and could, in the extreme case, result in monetary penalties, suspension or debarment from government contracts or suspension of our export privileges, which would have a material adverse effect on us.

Our stock price is volatile. For the year ended December 31, 2014, our stock price ranged from a low of $42.11 to a high of $59.97. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

•	quarterly variations in operating results;

•	variances of our quarterly results of operations from securities analyst estimates;

•	changes in financial estimates;

•	announcements of technological innovations and new products; and

•	news reports relating to trends in our markets.

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

We may incur losses and liabilities as a result of our acquisition strategy. Growth by acquisition involves risks that could adversely affect our financial condition and operating results, including:

•	diversion of management time and attention from our core business;

•	the potential exposure to unanticipated liabilities;

•	the potential that expected benefits or synergies are not realized and that operating costs increase;

•	the risks associated with incurring additional acquisition indebtedness, including that additional indebtedness could limit our cash flow availability for operations and our flexibility;

•	difficulties in integrating the operations and personnel of acquired companies; and

•	the potential loss of key employees, suppliers or customers of acquired businesses.

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

We are a defendant in an action filed in the Regional State Court of Mannheim, Germany (Lufthansa Technik AG v. Astronics Advanced Electronics Systems Corp.) relating to an allegation of patent infringement. On December 29, 2010, Lufthansa Technik AG (“Lufthansa”) filed a Statement of Claim in the Regional State Court of Mannheim, Germany. Lufthansa’s claim asserts that our subsidiary, Astronics Advanced Electronic Systems Corp. (“AES”) sold, marketed and brought into use in Germany a power supply system which infringes upon a German patent held by Lufthansa. The relief sought by Lufthansa includes requiring AES to stop selling and marketing the allegedly infringing power supply system, a recall of allegedly infringing products sold to commercial customers since November 26, 2003 and compensation for damages. The claim does not specify an estimate of damages and a damages claim will be made by Lufthansa only if it receives a favorable ruling on the determination of infringement.

On February 6, 2015, the Regional State Court of Mannheim, Germany rendered its decision that the patent was infringed. The judgment does not require AES to recall products which are already installed in aircraft or have been sold to other end users. However, if Lufthansa provides the required bank guarantees specified in the decision, the Company may be required to offer a recall of products which are in the distribution channels in Germany, and provide certain financial information regarding sales of the infringing product to enable Lufthansa to make an estimate of requested damages. No such bank guarantees have been issued to date.

The Company expects to appeal and believes it has valid defenses to refute the decision. The appeal process is estimated to extend up to two years. As a result, we do not currently have sufficient information to provide an estimate of AES’s potential exposure related to this matter. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to this litigation as of December 31, 2014.

On November 26, 2014, Lufthansa filed a complaint in the United States District for the Western District of Washington. Lufthansa’s complaint in this action alleges that AES manufactures, uses, sells and offers for sale a power supply system which infringes upon a U.S. patent held by Lufthansa. The patent at issue in the U.S. action is based on technology similar to that involved in the German action. However, the U.S. court will not be bound by the ultimate determination made by the German court. The Company believes it has valid defenses to refute Lufthansa’s claims and intends to contest this matter vigorously. As this matter is in the early stages of fact discovery, we do not currently have sufficient information to provide an estimate of AES’s potential exposure related to this matter. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to this litigation as of December 31, 2014.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

On December 31, 2014, we own or lease 1.1 million square feet of space in the U.S., Canada and France, distributed as follows:

	Owned	Leased	Total
Aerospace:
East Aurora, NY	125,000	—	125,000
Clackamas, OR	237,000	—	237,000
Ft. Lauderdale, FL	96,000	—	96,000
Kirkland, WA	97,000	32,000	129,000
Lebanon, NH	80,000	—	80,000
Portland, OR	—	159,000	159,000
Montierchaume, France*	—	80,000	80,000
Montreal, Quebec, Canada	—	25,000	25,000
Everett, WA	—	16,000	16,000
Amherst, NH	—	21,000	21,000
Hillsboro, OR	—	1,000	1,000

Aerospace Square Feet	635,000	334,000	969,000

Test Systems
Irvine, CA*	—	99,000	99,000
Orlando, FL	—	51,000	51,000
Washington Heights, MO	—	4,000	4,000

Test Systems Square Feet	—	154,000	154,000

Total Square Feet	635,000	488,000	1,123,000

* - Acquired pursuant to capital lease.

The lease for the PGA Montierchaume facility expires in December 2018. At the end of the lease, title to this building will transfer to PGA. The lease for the DME Orlando facility expires in February 2020 with one renewal option for five years. The lease for the ATS Irvine facility expires in May 2022 with several renewal options. Upon the expiration of our current leases, we believe that we will be able to either secure renewal terms or enter into leases for alternative locations at market terms. We believe that our properties have been adequately maintained and are generally in good condition.

In January 2014, Peco purchased real estate that included two buildings totaling 237,000 square feet in Clackamas, Oregon and began moving its operations into the buildings in the fourth quarter of 2014. The leases on our two existing buildings in Portland expire in June 2015 and June 2017. Peco has given notice of termination on these two building leases, and expects to vacate the leased facilities in 2015. In January 2015, we acquired three buildings totaling 46,000 square feet in Itasca, Illinois in conjunction with the Armstrong acquisition.

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

On December 29, 2010, Lufthansa Technik AG (“Lufthansa”) filed a Statement of Claim in the Regional State Court of Mannheim, Germany. Lufthansa’s claim asserts that our subsidiary, Astronics Advanced Electronic Systems Corp. (“AES”) sold, marketed and brought into use in Germany a power supply system which infringes upon a German patent held by Lufthansa. The relief sought by Lufthansa includes requiring AES to stop selling and marketing the allegedly infringing power supply system, a recall of allegedly infringing products sold to commercial customers since November 26, 2003 and compensation for damages. The claim does not specify an estimate of damages and a damages claim will be made by Lufthansa only if it receives a favorable ruling on the determination of infringement.

On February 6, 2015, the Regional State Court of Mannheim, Germany rendered its decision that the patent was infringed. The judgment does not require AES to recall products which are already installed in aircraft or have been sold to other end users.

However, if Lufthansa provides the required bank guarantees specified in the decision, the Company may be required to offer a recall of products which are in the distribution channels in Germany, and provide certain financial information regarding sales of the infringing product to enable Lufthansa to make an estimate of requested damages. No such bank guarantees have been issued to date.

The Company expects to appeal and believes it has valid defenses to refute the decision. The appeal process is estimated to extend up to two years. As a result, we do not currently have sufficient information to provide an estimate of AES’s potential exposure related to this matter. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to this litigation as of December 31, 2014.

On November 26, 2014, Lufthansa filed a complaint in the United States District for the Western District of Washington. Lufthansa’s complaint in this action alleges that AES manufactures, uses, sells and offers for sale a power supply system which infringes upon a U.S. patent held by Lufthansa. The patent at issue in the U.S. action is based on technology similar to that involved in the German action. However, the U.S. court will not be bound by the ultimate determination made by the German court. The Company believes it has valid defenses to refute Lufthansa’s claims and intends to contest this matter vigorously. As this matter is in the early stages of fact discovery, we do not currently have sufficient information to provide an estimate of AES’s potential exposure related to this matter. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to this litigation as of December 31, 2014.

Other than these proceedings, we are not party to any significant pending legal proceedings that management believes will result in material adverse effect on our financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the range of prices for the Company’s Common Stock, traded on the NASDAQ National Market System, for each quarterly period during the last two years. The approximate number of shareholders of record as of January 31, 2015, was 884 for Common Stock and 1,321 for Class B Stock.

2014	High	Low
First	$59.97	$42.11
Second	$53.22	$43.43
Third	$56.75	$42.63
Fourth	$55.31	$42.69

2013	High	Low
First	$20.71	$15.83
Second	$28.51	$17.63
Third	$35.31	$26.86
Fourth	$44.16	$32.38

The Company has not paid any cash dividends in the three-year period ended December 31, 2014. The Company has no plans to pay cash dividends as it plans to retain all cash from operations as a source of capital to finance growth in the business.

On August 21, 2014, the Company announced a twenty percent distribution of Class B Stock to holders of both Common and Class B Stock. Stockholders received one share of Class B Stock for every five shares of Common and Class B Stock held on the record date of September 5, 2014. Fractional shares were paid in cash. All share quantities, share prices and per share data reported throughout this report have been adjusted to reflect the impact of this distribution.

With respect to information regarding our securities authorized for issuance under equity incentive plans, the information contained in the section entitled “Equity Compensation Plan Information” of our definitive Proxy Statement for the 2015 Annual Meeting of Shareholders is incorporated herein by reference.

The Company repurchased and subsequently retired approximately 42,601 and 4,073 shares of common stock in conjunction with the exercise of stock options in 2014 and 2013, respectively.

The following graph and table shows the performance of the Company’s common stock compared with the S&P 500 Index — Total Return and the NASDAQ US and Foreign Companies for a $100 investment made December 31, 2009:

		2009	2010	2011	2012	2013	2014

Astronics Corp.	Return %	—	145.61	85.02	-27.61	122.90	30.51
	Cum $	100.00	245.61	454.44	328.99	733.32	957.06

S&P 500 Index - Total Returns	Return %	—	15.06	2.11	16.00	32.39	13.69
	Cum $	100.00	115.06	117.49	136.30	180.44	205.14

NASDAQ Stock Market (US and Foreign Companies)	Return %	—	18.02	-0.85	17.41	40.10	14.42
	Cum $	100.00	118.02	117.02	137.40	192.50	220.26

ITEM 6.	SELECTED FINANCIAL DATA

Five-Year Performance Highlights

	2014 (5)	2013 (4)	2012 (3)	2011 (2)	2010
(Amounts in thousands, except for employee and per share data)
RESULTS OF OPERATIONS:
Sales	$661,039	$339,937	$266,446	$228,163	$195,754
Impairment Loss	$—	$—	$—	$(2,500)	$—
Net Income	$56,170	$27,266	$21,874	$21,591	$14,948
Net Margin	8.5%	8.0%	8.2%	9.5%	7.6%
Diluted Earnings per Share (1)	$2.48	$1.24	$1.00	$1.01	$0.73
Weighted Average Shares Outstanding – Diluted (1)	22,662	22,031	21,789	21,381	20,554
Return on Average Equity	28.1%	18.4%	19.2%	24.0%	21.8%

YEAR-END FINANCIAL POSITION:
Working Capital	$136,602	$125,961	$60,042	$58,833	$65,855
Total Assets	$562,910	$491,271	$211,989	$174,905	$150,888
Indebtedness	$183,008	$200 320	$29,983	$33,263	$38,578
Shareholders’ Equity	$228,177	$171,509	$125,134	$102,863	$77,215
Book Value Per Share (1)	$10.40	$8.00	$5.98	$5.00	$3.87

OTHER YEAR-END DATA:
Depreciation and Amortization	$27,254	$11,059	$6,905	$4,943	$4,881
Capital Expenditures	$40,882	$6,868	$16,720	$14,281	$3,568
Shares Outstanding (1)	21,930	21,430	20,925	20,593	19,942
Number of Employees	2,041	1,715	1,156	1,081	1,010

(1) -	Diluted Earnings Per-Share, Weighted Average Shares Outstanding-Diluted, Book Value Per-Share and Shares Outstanding have been adjusted for the impact of the September 5, 2014 twenty percent Class B stock distribution, the October 10, 2013 twenty percent Class B stock distribution, the October 29, 2012 three-for-twenty Class B stock distribution and the August 16, 2011 one-for-ten Class B stock distribution.
(2) -	Information includes the results of Ballard, acquired on November 30, 2011, from the acquisition date forward.
(3) -	Information includes the results of Max-Viz, acquired on July 30, 2012, from the acquisition date forward.
(4) -	Information includes the results of Peco, acquired on July 18, 2013, AeroSat acquired on October 1, 2013 and PGA acquired December 5, 2013, each from the acquisition date forward.
(5) -	Information includes the results of ATS, acquired on February 28, 2014, from the acquisition date forward.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Astronics, through its subsidiaries, designs and manufactures advanced, high-performance electrical power generation and distribution systems, lighting and safety systems, avionics products and aircraft structures for the global aerospace industry as well as test, training and simulation systems primarily for the military, semi-conductor and consumer electronics markets.

Our strategy is to invest significantly in engineering, research and development to develop and maintain positions of technical leadership. We expect to leverage those positions to increase our ship set content, growing the amount of content and volume of products we sell and to selectively acquire businesses with similar technical capabilities.

We have two reportable segments, Aerospace and Test Systems. Our Aerospace segment has eleven principal operating facilities located in New York State, Florida, Illinois, two in New Hampshire, two in Oregon, two in Washington State, Quebec, Canada and Montierchaume, France. Our Test Systems segment has facilities located in Florida and California.

Our Aerospace segment serves three primary markets. They are the military, commercial transport and business jet markets. The Test Systems segment serves the military and defense markets. With the addition of ATS in 2014, the Test Systems segment also serves the commercial electronics and semi-conductor markets.

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

ACQUISITIONS

On January 14, 2015, the Company purchased 100% of the equity of Armstrong for approximately $52.0 million in cash. Armstrong, located in Itasca, Illinois, is a leading provider of engineering, design and certification solutions for commercial aircraft, specializing in connectivity, in-flight entertainment, and electrical power systems. Armstrong will be included in our Aerospace segment.

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

On December 5, 2013, we acquired 100% of the stock of PGA, located in Chateauroux, France. PGA designs and manufactures seat motion and lighting systems primarily for premium class aircraft seats and is a provider of in-flight entertainment/communication systems as well as cabin management systems for private aircraft. The purchase price was approximately $31.3 million, comprised of $9.1 million of cash and the balance paid with 264,168 shares of Astronics stock valued at $51.00/share. PGA is included in our Aerospace segment.

On October 1, 2013, we acquired certain assets and liabilities from AeroSat Corporation and related entities, a supplier of aircraft antenna systems, for $12 million in cash, plus contingent purchase consideration of up to a maximum of $53.0 million based upon the achievement of certain revenue levels in 2014 and 2015. The fair value of the estimated contingent consideration at December 31, 2014 is approximately $1.5 million. AeroSat is included in our Aerospace segment.

On July 18, 2013, we acquired 100% of the stock of Peco, which designs and manufacturers highly engineered commercial aerospace interior components and systems for the aerospace industry. The company specializes in overhead Passenger Service Units (“PSUs”), which incorporate air handling, emergency oxygen, electrical power management and cabin lighting systems. It also manufactures a wide range of fuel access doors that meet stringent strength, fuel sealing and anti-corrosion requirements. We purchased the outstanding stock of Peco for $136.0 million in cash. Peco is included in our Aerospace segment.

MARKETS

Commercial Transport Market

Sales to the commercial transport market include sales of electrical power & motion products, lighting & safety products, structures products and avionics products. Sales to this market totaled approximately $396.1 million or 60.0% of our consolidated sales in 2014.

Maintaining and growing sales to the commercial transport market will depend on airlines’ capital spending budgets for cabin upgrades as well as the purchase of new aircraft by global airlines. This spending by the airlines is impacted by their profits, cash flow and available financing as well as competitive pressures between the airlines to improve the travel experience for their passengers. We expect that new aircraft will be equipped with more IFE and in-seat power than previous generation aircraft. This market has experienced strong growth as the airlines are installing in-seat passenger power systems on their aircraft. Our ability to maintain and grow sales to this market depends on our ability to maintain our technological advantages over our competitors and maintain our relationships with major IFE suppliers and global airlines.

Military Aerospace Market

Sales to the military aerospace market include sales of lighting & safety products, avionics products, electrical power & motion products and other products. Sales to this market totaled approximately 6.5% of our consolidated revenue in 2014 and amounted to $42.4 million in 2014.

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

Business Jet Market

Sales to the business jet aerospace market include sales of lighting & safety products, avionics products, and electrical power & motion products. Sales to this market totaled approximately 5.9% of our consolidated revenue in 2014 and amounted to $38.8 million.

Sales to the business jet market are driven by our ship set content on new aircraft and build rates of new aircraft. Business jet OEM build rates continue to be significantly impacted by slow global wealth creation and corporate profitability which have been negatively affected during the past several years by the slow recovery from the global recession. Our sales to the business jet market will continue to be challenged in the upcoming year as business jet aircraft production rates are not expected to increase significantly during 2015 as the global economy continues to struggle. Despite the current market conditions, we continue to see opportunities on new aircraft currently in the design phase to employ our lighting & safety, electrical power and avionics technologies in the business jet market. There is risk involved in the development of any new aircraft including the risk that the aircraft will not ultimately be produced or that it will be produced in lower quantities than originally expected and thus impacting our return on our engineering and development efforts.

Other Aerospace

Sales of our other aerospace products include sales of airfield lighting products and other Peco products. Sales to this market totaled approximately 2.6% of our total revenue in 2014 and amounted to $17.4 million in 2014.

Tests Systems Products

Our Test Systems segment accounted for approximately 25.0% of our consolidated sales in 2014 and amounted to $166.3 million. Sales to the commercial electronics market were approximately $130.9 million, and were attributable to the acquisition of ATS in February 2014. Sales to the military test market were approximately $35.4 million in 2014.

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

Revenue Recognition

The vast majority of our sales agreements are for standard products and services, with revenue recognized on the accrual basis at the time of shipment of goods, transfer of title and customer acceptance, where required. There are no significant contracts allowing for right of return. To a limited extent, as a result of the acquisition of ATS, certain of our contracts involve multiple elements (such as equipment and service). The Company recognizes revenue for delivered elements when they have stand-alone value to the customer, they have been accepted by the customer, and for which there are only customary refund or return rights. Arrangement consideration is allocated to the deliverables by use of the relative selling price method. The selling price used for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third party-evidence (“TPE”) if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. Estimated selling price is determined in a manner consistent with that used to establish the price to sell the deliverable on a standalone basis.

For prepaid service contracts, sales revenue is recognized on a straight-line basis over the term of the contract, unless historical evidence indicates the costs are incurred on other than a straight-line basis.

Revenue of approximately $2.7 million, $4.4 million and $4.2 million for the years ending December 31, 2014, 2013 and 2012, respectively, was recognized from long-term, fixed-price contracts using the percentage-of-completion method of accounting.

Reviews for Impairment of Long-Lived Assets

Goodwill Impairment Testing

Our goodwill is the result of the excess of purchase price over net assets acquired from acquisitions. As of December 31, 2014, we had approximately $100.2 million of goodwill. As of December 31, 2013, we had approximately $101.0 million of goodwill. The change in goodwill is due to the adjustments to the final purchase price allocations of Peco, AeroSat and PGA, acquired in 2013, coupled with currency translation adjustments, collectively decreasing goodwill by $0.8 million.

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

In 2014, we performed quantitative assessments for the seven reporting units which have goodwill and concluded that it is more likely than not that their fair values exceed their carrying values. Based on our quantitative assessments of our reporting units, we concluded that goodwill was not impaired.

Amortized Intangible Asset Impairment Testing

Amortizable intangible assets with a carrying value of $95.0 million at December 31, 2014 are amortized over their assigned useful lives. We test these long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. The recoverability test consists of comparing the projected undiscounted cash flows associated with the asset to its carrying amount. An impairment loss would then be recognized for the carrying amount in excess of its fair value. There were no impairment charges in 2014, 2013 or 2012.

Depreciable Asset Impairment Testing

Property, plant and equipment with a carrying value of $116.3 million at December 31, 2014 are depreciated over their assigned useful lives. We test these long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. The recoverability test consists of comparing the projected undiscounted cash flows, with its carrying amount. An impairment loss would then be recognized for the carrying amount in excess of its fair value. There were no impairment charges in 2014, 2013 or 2012.

Inventory Valuation

We record valuation reserves to provide for excess, slow moving or obsolete inventory or to reduce inventory to the lower of cost or market value. In determining the appropriate reserve, management considers the age of inventory on hand, the overall inventory levels in relation to forecasted demands as well as reserving for specifically identified inventory that we believe is no longer salable. At December 31, 2014, our reserve for inventory valuation was $12.3 million, or 9.6% of gross inventory. At December 31, 2013, our reserve for inventory valuation was $11.0 million, or 11.5% of gross inventory.

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

As of December 31, 2014, we had net deferred tax liabilities of $13.2 million. Included in the deferred tax liabilities are approximately $20.3 million in deferred tax assets net of a $3.1 million valuation allowance. These deferred tax assets principally relate to goodwill and intangible assets, employee benefit liabilities, asset reserves, depreciation and state and foreign general business tax credit carry-forwards.

As of December 31, 2013, we had net deferred tax liabilities of $19.9 million. Included in the deferred tax liabilities are approximately $17.5 million in deferred tax assets net of a $2.5 million valuation allowance. These deferred tax assets principally relate to goodwill and intangible assets, employee benefit liabilities, asset reserves, depreciation and state and foreign general business tax credit carry-forwards.

Because of the uncertainty as to the Company’s ability to generate sufficient future taxable income in certain states, the Company has recorded the valuation allowances accordingly in 2014 and 2013.

Supplemental Executive Retirement Plan (SERP) Assumptions

We maintain two non-qualified defined benefit supplemental retirement plans (“SERP” and “SERP II”) for certain executive officers and retired former executive officers. Expense for these plans in 2014 was $1.6 million. Plan obligations and the related costs are determined using actuarial valuations that involve several assumptions that may be highly uncertain and may have a material impact on the financial statements if different reasonable assumptions had been used. The most critical assumptions include the discount rate, future wage increases, retirement age and life expectancy. The discount rate is used to state expected future cash flows at present value. Using a lower discount rate increases the present value of pension obligations and increases pension expense. For determining the discount rate the Company considers long-term interest rates for high-grade corporate bonds. The discount rate for determining the expense recognized in 2014 was 5.1% compared with 4.2% in 2013. We will use a discount rate of 4.05% in determining our 2015 expense. The assumption for compensation increases takes a long-term view of inflation and performance based salary adjustments based on the Company’s approach to executive compensation. The rate used for future wage increases was 5%. It was assumed that each participant retires after fully vesting in the plan at age 62 or 65. A 100 point increase in the discount rate we used would decrease our annual pension expense for 2015 by $0.3 million. If we had assumed annual wage increases of 6%, our 2015 pension expense would increase approximately $0.2 million.

Stock-Based Compensation

We have stock-based compensation plans, which include non-qualified stock options as well as incentive stock options. Expense recognized for stock-based compensation was $1.7 million for 2014, $1.4 million for 2013 and $1.4 million for 2012. We determine the fair value of the option awards at the date of grant using a Black-Scholes model. Option pricing models require management to make assumptions and to apply judgment to determine the fair value of the award. These assumptions and judgments include estimating the future volatility of our stock price, expected dividend yield, future employee stock option exercise behaviors and future employee turnover rates. Changes in these assumptions can materially affect the fair value estimate.

Acquisitions

The Company accounts for its acquisitions under ASC Topic 805, Business Combinations and Reorganizations (“ASC Topic 805”). ASC Topic 805 provides guidance on how the acquirer recognizes and measures the consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests, and goodwill acquired in a business combination. ASC Topic 805 also expands required disclosures surrounding the nature and financial effects of business combinations. Acquisition costs are expensed as incurred. Acquisition expenses in 2014 and 2013 were approximately $0.3 and $1.9 million, respectively, and were insignificant in 2012.

When the Company acquires a business, we allocate the purchase price to the assets acquired and liabilities assumed in the transaction at their respective estimated fair values. We record any premium over the fair value of net assets acquired as goodwill. The allocation of the purchase price involves judgments and estimates both in characterizing the assets and in determining their fair value. The way we characterize the assets has important implications, as long-lived assets with definitive lives, for example, are depreciated or amortized, whereas goodwill is tested annually for impairment, as explained previously. With respect to determining the fair value of assets, the most subjective estimates involve valuations of long-lived assets, such as property, plant, and equipment as well as identified intangible assets. We use all available information to make these fair value determinations and engage independent valuation specialists to assist in the fair value determination of the acquired long-lived assets. The fair values of long-lived assets are determined using valuation techniques that use discounted cash flow methods, independent market appraisals and other acceptable valuation techniques.

With respect to determining the fair value of the purchase price, the most subjective estimates involve valuations of contingent consideration. Significant judgment is necessary to determine the fair value of the purchase price when the transaction includes an earn-out provision, such as the earn-out provision included in our 2013 acquisition of AeroSat. We engage valuation specialists to assist in the determination of the fair value of contingent consideration. Key assumptions used to value the contingent consideration include future projections and discount rates.

During 2014, acquisitions added approximately $17.1 million in property, plant and equipment and $10.1 million in purchased intangible assets. See Note 19 in the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, regarding the acquisitions in 2014 and 2013.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	2014 (3)	2013 (2)	2012 (1)
(Dollars in thousands)
Sales	$661,039	$339,937	$266,446
Gross Margin	25.3%	25.8%	26.1%
SG&A Expenses as a Percentage of Sales	12.1%	13.4%	13.8%
Interest Expense	$8,255	$4,094	$1,042
Effective Tax Rate	29.0%	28.6%	30.7%
Net Income	$56,170	$27,266	$21,874

(1)	Our results of operations for 2012 include the operations of Max-Viz, beginning July 30, 2012.
(2)	Our results of operations for 2013 include the operations of Peco beginning July 18, 2013, AeroSat beginning October 1, 2013 and PGA beginning December 5, 2013.
(3)	Our results of operations for 2014 include the operations of ATS, beginning February 28, 2014.

A discussion by segment can be found at “Segment Results of Operations and Outlook” in this MD&A.

CONSOLIDATED OVERVIEW OF OPERATIONS

Consolidated sales in 2014 increased by 94.5%, or $321.1 million, to $661.0 million, compared with $339.9 million in 2013. The increase was due to a combination of acquisitions and organic sales volume growth. Acquisitions contributed $270.4 million (comprised of $111.2 million in the Aerospace segment and $159.2 million in the Test Systems segment), while organic sales increased by $50.7 million or 14.9% from the prior year. On a segment basis, Aerospace sales of $494.7 million increased by $164.2 million, while Test Systems sales of $166.3 million increased by $156.9 million compared with the prior year.

The increase of consolidated sales in 2013 compared to 2012 was due to a combination of acquisitions and organic sales volume growth. Consolidated year-to-date sales increased by 27.6% to $339.9 million in 2013, compared with $266.4 million in 2012. Acquisitions contributed $39.5 million, all in the Aerospace segment, while organic sales increased by $34.0 million or 12.8% from 2012. Aerospace sales of $330.5 million increased by $75.6 million, while Test Systems sales of $9.4 million decreased by $2.1 million, compared with 2012.

Consolidated cost of products sold increased $241.9 million to $494.0 million in 2014 from $252.1 million in the prior year. The increase was due to the cost of products sold associated with increased organic sales volumes and the incremental costs of products sold associated with sales from acquired businesses totaling $208.0 million. Consolidated cost of products sold as a percentage of sales was 74.7% in 2014 as compared with 74.2% in the prior year. Leverage achieved from increased organic sales volume was offset by lower margins from the acquired businesses, which were impacted by higher costs related to the fair value step-up of acquired inventory. Expense related to the fair value step-up of inventory from acquired businesses was $19.4 million and $5.5 million in 2014 and 2013, respectively. Consolidated cost of products sold was also negatively impacted by increased depreciation expenses of $3.0 million, increased warranty costs of $2.9 million and increased engineering & development (“E&D”) costs. Total E&D costs were $76.7 million in 2014, including $19.1 million acquired businesses. E&D costs were $52.8 million in 2013.

Consolidated cost of products sold increased $55.1 million to $252.1 million in 2013 from $197.0 million in 2012. The increase was due to the impact of increased organic sales volumes and the additional costs of products sold associated with 2013 acquisitions. Cost of products sold as a percentage of sales was 74.2% in 2013 as compared with 73.9% in the prior year. Cost of products sold in 2013 increased by approximately $7.9 million and included $5.5 million for the expensing of fair value cost step-up of acquired inventory and increased E&D costs. These costs were slightly offset by lower warranty and inventory obsolescence expenses of approximately $2.9 million. E&D costs were $52.8 million for the full year of 2013 compared with $44.9 million in the prior-year period.

Selling, general and administrative (“SG&A”) expenses in 2014 were $79.7 million, or 12.1% of sales compared with $45.6 million, or 13.4% of sales, in the prior year. The increase was due primarily to $34.8 million in incremental SG&A costs of acquired businesses, including $10.4 million of incremental amortization expense for acquired intangible assets. Additionally, higher SG&A expense reflects increased headcount and compensation costs to support growth. SG&A expenses in 2014 were positively affected by the $5.0 million fair value writedown of a contingent consideration liability related to the Ballard and AeroSat acquisitions.

SG&A expenses in 2013 were $45.6 million, or 13.4% of sales compared with $36.8 million, or 13.8% of sales, in 2012. The increase was due primarily to $7.8 million of additional SG&A costs for the acquired businesses, including $3.2 million of purchased intangible asset amortization expense associated with these acquisitions and $1.8 million relating to the acquisition transactions including financing, legal and diligence efforts.

Interest expense increased in 2014 compared to 2013 due to increased debt levels used primarily to finance the acquisition of ATS, somewhat offset by lower interest rates due to the September 2014 debt refinancing. Interest expense increased in 2013 compared to 2012 due to increased debt levels used primarily to finance acquisitions and increased interest rates related to higher leverage ratios.

Our effective tax rates for 2014, 2013 and 2012 were 29.0%, 28.6% and 30.7%, respectively. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in jurisdictions, which we expect to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 35% and our effective tax rate:

2014:

1.	Recognition of $1.8 million of 2014 U.S. R&D tax credits as well as $1.6 million of U.S. R&D tax credits recognized relating to prior years.

2.	Permanent differences, primarily the impact of the Domestic Production Activities Deduction.

3.	Foreign tax credits.

2013:

1.	Recognition of $0.8 million of 2013 U.S. R&D tax credits as well as $1.1 million of U.S. R&D tax credits recognized relating to 2012. The 2012 R&D tax credits were not recognized in 2012, as the American Tax Payer Relief Act of 2012, which extended the R&D tax credit for 2012, was not enacted until 2013.

2.	Permanent differences, primarily the impact of the Domestic Production Activities Deduction.

2012:

1.	Permanent differences, primarily the impact of the Domestic Production Activities Deduction.

2.	Reduction in the reserves for uncertain tax positions related to U.S. R&D tax credits.

2015 Outlook

We expect consolidated sales in 2015 to be between $680 million and $740 million, including the January 2015 addition of Armstrong. Our consolidated backlog at December 31, 2014 was $370.7 million of which approximately $321.8 million is expected to ship in 2015.

We expect our capital equipment spending in 2015 to be in the range of $20 million to $25 million, excluding Armstrong. E&D costs are estimated to be in the range of $75 million to $80 million, excluding Armstrong.

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

AEROSPACE SEGMENT

(in thousands, except percentages)	2014	2013	2012
Sales	$494,747	$330,530	$254,955
Operating Profit	$79,753	$55,200	$44,137
Operating Margin	16.1%	16.7%	17.3%

(in thousands)	2014	2013
Total Assets	$468,481	$428,619
Backlog	$223,769	$207,101

Sales by Market (in thousands)	2014	2013	2012
Commercial Transport	$396,075	$237,725	$179,104
Military	42,434	48,669	36,511
Business Jet	38,819	29,784	29,379
Other	17,419	14,352	9,961

	$494,747	$330,530	$254,955

Sales by Product Line (in thousands)	2014	2013	2012
Electrical Power & Motion	$254,455	$188,221	$160,136
Lighting & Safety	148,212	102,233	69,597
Avionics	57,879	18,733	15,261
Structures	14,594	6,331	—
Other	19,607	15,012	9,961

	$494,747	$330,530	$254,955

Sales for the Aerospace segment increased $164.2 million in 2014 compared with the prior year. Organic sales grew 16.0%, or $53.0 million. Incremental sales from acquired businesses were $111.2 million.

Sales to the commercial transport market increased $158.3 million. Organic sales were up $64.2 million and sales from acquired businesses added $94.1 million. The organic sales increase was primarily from electrical power & motion products, which increased approximately $42.2 million as global demand for passenger power systems continued to be strong. Additionally, organic sales of lighting & safety products to this market increased approximately $11.9 million, while organic sales of avionics products increased $8.6 million.

Military aircraft sales decreased $6.2 million when compared with the prior year. The acquired businesses added $1.8 million while organic sales were $8.0 million lower due primarily to general reduction of volumes.

Sales to the business jet market increased $9.0 million when compared with the prior year. The acquired businesses added $10.7 million in sales, more than offsetting lower organic sales which decreased $1.7 million, primarily from the lighting & safety and electrical power & motion product lines.

The $3.1 million increase in 2014 to other markets reflected approximately $4.6 million from acquired businesses offset by a $1.5 million decrease of organic sales.

Aerospace operating profit for 2014 was $79.8 million, or 16.1% of sales, compared with $55.2 million, or 16.7% of sales, in the prior year. The acquired businesses contributed approximately $9.4 million in incremental operating profit in 2014. Leverage achieved from higher organic sales volume was partially offset by increased organic E&D costs of approximately $5.0 million and an increase in organic warranty costs of $2.3 million. Additionally impacting Aerospace operating margins, cost of products sold had expense related to the fair value step-up of inventory from acquired businesses of approximately $2.6 million and $5.5 million in 2014 and 2013, respectively. Aerospace SG&A expense increased $19.4 million in 2014 compared to 2013. The increase was due primarily to the incremental SG&A of acquired businesses, which added $16.7 million, including $4.4 million of acquired intangible asset amortization expense.

Sales for the Aerospace segment in 2013 increased $75.6 million compared with 2012. Sales for this segment from the acquired businesses accounted for $39.4 million of the increase. Organic sales for this segment were up $36.2 million in 2013 primarily from electrical power & motion product sales. Sales to the commercial transport market increased in 2013 due to increased volume of electrical power & motion, lighting & safety products and structures products. Sales of the electrical power & motion products grew as global demand for passenger power systems continues to be strong. Lighting & safety product sales increased in 2013 due primarily to the acquisition of Peco, which added $25.9 million in sales to this product line. Peco also contributed $6.3 million of structures sales to the commercial transport market in 2013. Sales of avionics products to this market were flat when compared to 2012. Military sales were up compared with 2012 as a result of higher sales volume of lighting & safety products, electrical power & motion products and avionics products. Sales to the business jet market were down slightly when compared with 2012 as higher sales volumes of electrical power & motion products and avionics product sales were more than offset by a lower volume of lighting & safety product sales. Sales to other markets increased $4.4 million in 2013 due primarily to the acquisition of Peco other product sales.

Aerospace operating profit for 2013 was $55.2 million, or 16.7% of sales, compared with $44.1 million, or 17.3% of sales, in 2012. The increase in the operating profit was due to leverage from a higher volume of sales, lower warranty and inventory obsolescence expense of $2.9 million and lower legal expenses of $1.1 million which more than offset the $5.5 million fair value expense for the step-up of acquired inventory from the 2013 acquisitions and higher E&D expenses of $8.0 million, of which approximately $1.9 million was from the acquired businesses. SG&A costs for the businesses acquired in 2013 totaled $6.6 million for 2013, including $3.2 million of purchased intangible asset amortization expense associated with these acquisitions.

It is our intention to continue investing in capabilities and technologies as needed that allows us to execute our strategy to increase the ship set content and value we provide on aircraft in all markets that we serve. The rate of spending on these activities, however, will continue to be driven by market opportunities.

2015 Outlook for Aerospace – We expect 2015 Aerospace segment sales to be in the range of $550 million to $580 million. The Aerospace segment’s backlog at December 31, 2014 was $223.7 million, compared to $207.1 million at December 31, 2013. Approximately $205.5 million of the backlog at December 31, 2014 is expected to be shipped over the next 12 months.

TEST SYSTEMS SEGMENT

(in thousands, except percentages)	2014	2013	2012
Sales	$166,292	$9,407	$11,491
Operating Profit (Loss)	$12,401	$(3,756)	$(4,985)
Operating Margin	7.4%	(37.2)%	(43.4)%

	2014	2013
Total Assets	$69,247	$11,035
Backlog	$146,964	$7,062

Sales by Market	2014	2013	2012
Commercial Electronics	$130,859	$—	$—
Military	35,433	9,407	11,491

	$166,292	$9,407	$11,491

Sales in 2014 increased $156.9 million to $166.3 million compared with sales of $9.4 million for 2013. Incremental sales to both the Commercial Electronics and Military markets from the acquisition of ATS drove the growth. Sales from this acquired business were $159.2 million in 2014; organic test system sales were $7.1 million for 2014. Sales from ATS’s largest customer were $118.1 million in 2014.

Sales in 2013 and 2012 were all to the military market. Test Systems’ military market continues to face headwinds as military spending has slowed and there are fewer opportunities for large programs.

Operating profit for 2014 was $12.4 million compared with an operating loss of $3.8 million for 2013. All of the improvement was due to the margin provided by the ATS acquisition. Included in 2014 cost of products sold was the impact of $16.8 million of expense related to the fair value step-up of acquired inventory. Incremental SG&A and E&D costs of the acquired business were approximately $18.2 million and $9.1 million, respectively.

2015 Outlook for Test Systems – We expect 2015 Test System segment sales to be in the range of $130 million to $160 million. The Test System segment’s backlog at December 31, 2014 was $147.0 million (compared with $7.1 million at December 31, 2013), with approximately $116.3 million scheduled to be shipped over the next 12 months. By December 31, 2014, we have delivered the final unit under our current contract with our major customer. A follow on order from this customer was received in 2014, which is expected to begin shipping in 2015.

OFF BALANCE SHEET ARRANGEMENTS

We do not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

CONTRACTUAL OBLIGATIONS

The following table represents contractual obligations as of December 31, 2014:

	Payments Due by Period
(In thousands)	Total	2015	2016-2017	2018-2019	After 2019
Long-term Debt	$183,008	$2,796	$5,554	$169,682	$4,976
Purchase Obligations	126,560	123,871	2,562	127	—
Interest on Long-term Debt	17,727	3,868	7,392	6,135	332
Supplemental Retirement Plan and Post Retirement Obligations	21,980	403	807	804	19,966
Operating Leases	8,952	2,579	3,513	2,727	133
Other Long-term Liabilities	1,893	94	1,701	26	72

Total Contractual Obligations	$360,120	$133,611	$21,529	$179,501	$25,479

Notes to Contractual Obligations Table

Long-term Debt — See item 8, Financial Statements and Supplementary Data, Note 6, Long-Term Debt and Note Payable in this report.

Interest on Long-term Debt — Future interest payments have been calculated using the applicable interest rate of each debt facility as of December 31, 2014. Actual future rates may differ from these estimates.

Purchase Obligations — Purchase obligations are comprised of the Company’s commitments for goods and services in the normal course of business.

Operating Leases — Operating lease obligations are primarily related to facility leases for our AES, AeroSat, Ballard, DME, Max-Viz, Peco and LSI Canada.

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	2014	2013	2012
Net cash provided (used) by:
Operating Activities	$99,874	$49,549	$24,178
Investing Activities	$(109,120)	$(166,710)	$(27,379)
Financing Activities	$(23,113)	$164,334	$(341)

Our cash flow from operations and available borrowing capacity provide us with the financial resources needed to run our operations and reinvest in our business.

Operating Activities

Cash provided by operating activities was $99.9 million in 2014 compared with $49.5 million in 2013. The increase of $50.4 million in 2014 was primarily a result of higher net income as adjusted for non-cash expenses and the impact of decreases in net operating assets in 2014 when compared with 2013 net of the effects from acquisitions of business.

Cash provided by operating activities was $49.5 million in 2013 compared with $24.2 million in 2012. The increase of $25.3 million in 2013 was primarily a result of higher net income, increases in non-cash expenses offset by cash used for net working capital components.

Our cash flows from operations are primarily dependent on our net income adjusted for non-cash expenses and the timing of collections of receivables, level of inventory and payments to suppliers and employees. Sales and operating results of our Aerospace segment are influenced by the build rates of new aircraft, which are subject to general economic conditions, airline passenger travel and spending for government and military programs. Our Test Systems segment depends on capital expenditures of the semiconductor and consumer electronics industries which, in turn, depend on current and future demand for those products. A reduction in demand for our customers’ products would adversely affect our operating results and cash flows.

Investing Activities

Cash used for investing activities in 2014 was $109.1 million. The acquisition of ATS used approximately $69.4 million of cash in 2014 and purchases of property, plant and equipment (“PP&E”) used $40.9 million, primarily related to the acquisition and modification of the new buildings for our Peco operation in Clackamas, Oregon ($24.7 million).

Cash used for investing activities in 2013 was approximately $166.7 million. The acquisitions of Peco, AeroSat and PGA used approximately $159.8 million of cash in 2013 and purchases of PP&E used $6.9 million.

Our expectation for 2015 is that we will invest between $20 million and $25 million for PP&E, excluding Armstrong. Future requirements for PP&E depend on numerous factors, including expansion of existing product lines and introduction of new products. Management believes that our cash flow from operations and current borrowing arrangements will provide for these capital expenditures. We expect to continue to evaluate acquisition opportunities in the future.

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

In July 2013, in connection with funding the 2013 acquisitions, the Company amended its existing credit facility by entering into a Third Amended and Restated Credit Agreement, dated as of July 18, 2013, which provided for a $75 million five-year revolving credit facility and a $190 million five-year term loan, both maturing on June 30, 2018. The amended facilities carried an interest rate ranging from 225 basis points to 350 basis points above LIBOR, depending on the Company’s leverage ratio as defined in the Credit Agreement. Principal installments were payable on the term loan in varying quarterly amounts through March 31, 2018 and the entire unpaid principal balance together with interest due and payable on June 30, 2018 and with mandatory prepayments being required in certain circumstances. The credit facility was secured by substantially all of the Company’s assets. In addition, the Company was required to pay a commitment fee of between 25 basis points and 50 basis points quarterly on the unused portion of the revolving credit facility, based on the Company’s leverage ratio under the Credit Agreement.

The proceeds of the term loan were used to finance acquisitions, pay off $7.0 million outstanding under the existing term loan, $7.0 million outstanding under the existing revolving credit facility and $0.5 million of other term debt and to pay transaction expenses. There was no balance outstanding on our revolving credit facility at December 31, 2013.

On February 28, 2014, in connection with the funding of the acquisition of ATS, the Company amended its existing credit facility to exercise its option to increase the revolving credit commitment. The Credit Agreement provided for a $125 million five-year revolving credit facility maturing on June 30, 2018, of which $58.0 million was drawn to finance the acquisition. The amended facility temporarily increased the maximum leverage ratio permitted under the agreement. There were no changes to the other covenants, interest rates being charged or commitment fees.

On September 26, 2014, the Company modified and extended its existing credit facility (the “Original Facility”) by entering into the Fourth Amended and Restated Credit Agreement (the “Agreement”). On the closing date, there were $180.5 million of term loans, $6.0 million of revolving loans and letters of credit with a face amount of $8.7 million outstanding under the Original Facility. Pursuant to the Agreement, the Original Facility was replaced with a $350 million revolving credit line with the option to increase the line by up to $150 million. The outstanding balances in the Original Facility were rolled into the Agreement on the date of entry. In addition, the maturity date of the loans under the Agreement is now September 26, 2019. The credit facility allocates up to $20 million of the $350 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. At December 31, 2014, outstanding letters of credit totaled $1.1 million.

The primary financing activities in 2014 relate to borrowings on our senior credit facility to fund the acquisition of ATS and principal payments against our outstanding balance on the senior facility. In February 2014, we borrowed $58.0 million to fund the acquisition of ATS. During 2014, we made principal payments of $78.3 million on the senior credit facility, primarily using cash generated by operations. We also terminated our outstanding Industrial Revenue Bonds, which were repaid in full in November 2014 ($7.6 million). In 2013, we borrowed $190.0 million to fund the acquisitions of Peco, AeroSat and PGA and made principal payments of $17.8 million on the senior debt facility through December 31, 2013.

The maximum permitted leverage ratio of funded debt to Adjusted EBITDA (as defined in the Agreement) is 3.5 to 1, increasing to 4.0 to 1 for up to two fiscal quarters following the closing of an acquisition permitted under the Agreement. The Company will pay interest on the unpaid principal amount of the facility at a rate equal to one-, three- or six-month LIBOR plus between 137.5 basis points and 225 basis points based upon the Company’s leverage ratio. The Company will also pay a commitment fee to the Lenders in an amount equal to between 17.5 basis points and 35 basis points on the undrawn portion of the credit facility, based upon the Company’s leverage ratio. The fixed charge coverage ratio under the Original Facility has been replaced with a minimum interest coverage ratio (Adjusted EBITDA to interest expense) of 3.0 to 1 for the term of the Agreement. At December 31, 2014, the Company was in compliance with all of the covenants pursuant to the Agreement. The Company’s interest coverage ratio was 18.7 to 1 at and the leverage ratio was 1.28 to 1 at December 31, 2014.

The Company’s cash needs for working capital, debt service and capital equipment during 2015 is expected to be met by cash flows from operations and cash balances and, if necessary, utilization of the revolving credit facility.

In the event of voluntary or involuntary bankruptcy of the Company or any subsidiary, all unpaid principal and other amounts owing under the Agreement automatically become due and payable. Other events of default, such as failure to make payments as they become due and breach of financial and other covenants, give the Agent the option to declare all such amounts immediately due and payable. At December 31, 2014, we were in compliance with all of the covenants pursuant to the Agreement.

DIVIDENDS

Management believes that it should retain the capital generated from operating activities for investment in advancing technologies, acquisitions and debt retirement. Accordingly, there are no plans to institute a cash dividend program.

BACKLOG

At December 31, 2014, the Company’s backlog was approximately $370.7 million compared with approximately $214.2 million at December 31, 2013.

RELATED-PARTY TRANSACTIONS

Information regarding certain relationships and related transactions is incorporated herein by reference to the information included in the Company’s 2015 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2014 fiscal year.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Consolidated Financial Statements at Item 8 of this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has limited exposure to fluctuation in Canadian and Euro currency exchange rates to the U.S. dollar. Over 90% of the Company’s consolidated sales are transacted in U.S. dollars.

Net assets held in or measured in Canadian dollars amounted to $7.6 million at December 31, 2014. Annual disbursements transacted in Canadian dollars were approximately $13.3 million in 2014. A 10% change in the value of the U.S. dollar versus the Canadian dollar would have had an insignificant impact to 2014 net income; however it could be significant in the future.

Net assets held in or measured in Euros amounted to $30.4 million at December 31, 2014. Disbursements transacted in Euros in 2014 were approximately $48.1 million. A 10% change in the value of the U.S. dollar versus the Euros would have had an insignificant impact to 2014 net income; however it could be significant in the future.

Risk due to fluctuation in interest rates is a function of the Company’s floating rate debt obligations, which total approximately $165.0 million at December 31, 2014. A change of 1% in interest rates of all variable rate debt would impact annual net income by approximately $1.1 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Astronics Corporation

We have audited the accompanying consolidated balance sheets of Astronics Corporation as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astronics Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Astronics Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York

February 27, 2015

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based upon the framework in Internal Control – Integrated Framework originally issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2014.

We completed an acquisition in 2014, which was excluded from our management’s report on internal control over financial reporting as of December 31, 2014. We acquired Astronics Test Systems, Inc. on February 28, 2014. This acquisition was included in our 2014 consolidated financial statements and constituted $60.4 million and $11.7 million of total and net assets, respectively, as of December 31, 2014 and $159.2 million and $6.8 million of sales and net income, respectively, for the year then ended.

Ernst & Young LLP, independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

By:	/s/ Peter J. Gundermann	February 27, 2015
Peter J. Gundermann
President & Chief Executive Officer
(Principal Executive Officer)

	/s/ David C. Burney	February 27, 2015
David C. Burney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Astronics Corporation

We have audited Astronics Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Astronics Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Controls Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Astronics Test Systems, Inc. acquired on February 28, 2014, which is included in the 2014 consolidated financial statements of Astronics Corporation and constituted $60.4 million and $11.7 million of total and net assets, respectively, as of December 31, 2014 and $159.2 million and $6.8 million of sales and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Astronics Corporation also did not include an evaluation of the internal control over financial reporting of Astronics Test Systems, Inc.

In our opinion, Astronics Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Astronics Corporation as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of Astronics Corporation and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York

February 27, 2015

ASTRONICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share data)	2014	2013	2012
Sales	$661,039	$339,937	$266,446
Cost of Products Sold	493,997	252,079	197,004

Gross Profit	167,042	87,858	69,442

Selling, General and Administrative Expenses	79,680	45,553	36,817

Income from Operations	87,362	42,305	32,625

Interest Expense, Net of Interest Income	8,255	4,094	1,042

Income Before Income Taxes	79,107	38,211	31,583
Provision for Income Taxes	22,937	10,945	9,709

Net Income	$56,170	$27,266	$21,874

Basic Earnings Per Share	$2.59	$1.30	$1.06

Diluted Earnings Per Share	$2.48	$1.24	$1.00

See notes to consolidated financial statements.

ASTRONICS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2014	2013	2012
Net Income	$56,170	$27,266	$21,874

Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(4,638)	(131)	183
Mark to Market Adjustments for Derivatives – Net of Tax	69	73	114
Retirement Liability Adjustment – Net of Tax	(3,769)	1,230	(4,194)

Other Comprehensive (Loss) Income	(8,338)	1,172	(3,897)

Comprehensive Income	$47,832	$28,438	$17,977

See notes to consolidated financial statements.

ASTRONICS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share and per share data)	2014	2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$21,197	$54,635
Accounts Receivable, Net of Allowance for Doubtful Accounts	88,888	60,942
Inventories	115,053	85,269
Prepaid Expenses and Other Current Assets	12,918	5,061
Deferred Income Taxes	7,762	5,291

Total Current Assets	245,818	211,198
Property, Plant and Equipment, at Cost:
Land	10,008	6,742
Buildings and Improvements	74,755	45,551
Machinery and Equipment	73,062	54,369
Construction in Progress	4,757	1,527

	162,582	108,189
Less Accumulated Depreciation	46,266	37,289

Net Property, Plant and Equipment	116,316	70,900

Other Assets	5,632	5,474
Intangible Assets, Net of Accumulated Amortization	94,991	102,701
Goodwill	100,153	100,998

Total Assets	$562,910	$491,271

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current Maturities of Long-term Debt	$2,796	$12,279
Accounts Payable	27,903	25,255
Accrued Payroll and Employee Benefits	18,145	16,214
Accrued Income Taxes	1,900	1,318
Other Accrued Expenses	13,420	8,454
Customer Advanced Payments and Deferred Revenue	44,661	20,747
Billings in Excess of Recoverable Costs and Accrued Profits on Uncompleted Contracts	391	—
Deferred Income Taxes	—	970

Total Current Liabilities	109,216	85,237

Long-term Debt	180,212	188,041
Supplemental Retirement Plan and Other Liabilities for Pension Benefits	21,577	14,550
Other Liabilities	2,789	7,704
Deferred Income Taxes	20,939	24,230

Total Liabilities	334,733	319,762

Shareholders’ Equity:
Common Stock, $.01 par value, Authorized 40,000,000 Shares 16,608,140 Shares Issued and Outstanding at December 31, 2014 13,268,299 Shares Issued and Outstanding at December 31, 2013	166	133
Convertible Class B Stock, $.01 par value, Authorized 10,000,000 Shares 5,322,160 Shares Issued and Outstanding at December 31, 2014 8,161,839 Shares Issued and Outstanding at December 31, 2013	53	81

Additional Paid-in Capital	49,659	40,791
Accumulated Other Comprehensive Loss	(11,949)	(3,611)
Retained Earnings	190,248	134,115

Total Shareholders’ Equity	228,177	171,509

Total Liabilities and Shareholders’ Equity	$562,910	$491,271

See notes to consolidated financial statements.

ASTRONICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2014	2013	2012
Cash Flows from Operating Activities
Net Income	$56,170	$27,266	$21,874
Adjustments to Reconcile Net Income to Cash Provided By Operating Activities, Excluding the Effects of Acquisitions:
Depreciation and Amortization	27,254	11,059	6,905
Provision for Non-Cash Losses on Inventory and Receivables	1,959	216	1,632
Stock Compensation Expense	1,730	1,384	1,351
Deferred Tax Benefit	(4,677)	(722)	(1,544)
Non-cash Adjustment to Contingent Consideration	(4,971)	(39)	9
Other	268	(578)	154
Cash Flows from Changes in Operating Assets and Liabilities, net of the Effects from Acquisitions of Businesses:
Accounts Receivable	(18,850)	3,493	(8,097)
Inventories	25,732	(5,222)	(9,330)
Prepaid Expenses	(2,806)	380	335
Accounts Payable	(8,005)	5,831	(537)
Accrued Expenses	6,826	3,559	3,365
Income Taxes Payable	(4,084)	2,271	669
Customer Advanced Payments and Deferred Revenue	21,664	(359)	6,490
Billings in Excess of Recoverable Costs and Accrued Profits on Uncompleted Contracts	391	(188)	(76)
Supplemental Retirement Plan and Other Liabilities	1,273	1,198	978

Cash Provided By Operating Activities	99,874	49,549	24,178

Cash Flows from Investing Activities
Acquisition of Business, Net of Cash Acquired	(68,201)	(159,761)	(10,659)
Payment of Contingent Consideration	(37)	(81)	—
Capital Expenditures	(40,882)	(6,868)	(16,720)

Cash Used For Investing Activities	(109,120)	(166,710)	(27,379)

Cash Flows from Financing Activities
Proceeds From Long-term Debt	245,894	190,000	—
Principal Payments on Long-term Debt	(275,544)	(19,498)	(10,307)
Proceeds from Note Payable	—	—	10,000
Payments on Note Payable	—	(7,000)	(3,000)
Debt Acquisition Costs	(573)	(2,288)	—
Proceeds from Exercise of Stock Options	1,848	1,922	1,714
Income Tax Benefit from Exercise of Stock Options	5,262	1,198	1,252

Cash (Used For) Provided By Financing Activities	(23,113)	164,334	(341)

Effect of Exchange Rates on Cash	(1,079)	82	3

(Decrease) Increase in Cash and Cash Equivalents	(33,438)	47,255	(3,539)
Cash and Cash Equivalents at Beginning of Year	54,635	7,380	10,919

Cash and Cash Equivalents at End of Year	$21,197	$54,635	$7,380

Supplemental Cash Flow Information:
Interest Paid	$7,816	$3,543	$1,068
Income Taxes Paid, Net of Refunds	$26,619	$8,025	$9,330
Value of Shares Issued as Consideration for Acquisition	$—	$13,473	$—

See notes to consolidated financial statements.

ASTRONICS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Year Ended December 31,
($ In thousands)	2014	2013	2012
Common Stock
Beginning of Year	$133	$109	$97
Issuance of Common Shares as Consideration for Acquisition	—	3
Exercise of Stock Options and Stock Compensation Expense – Net of Taxes	2	1	2
Retirement of Treasury Stock	—	—	(2)
Class B Stock Converted to Common Stock	31	20	12

End of Year	$166	$133	$109

Convertible Class B Stock
Beginning of Year	$81	$100	$115
Exercise of Stock Options and Stock Compensation Expense – Net of Taxes	3	1	—
Retirement of Treasury Stock	—	—	(3)
Class B Stock Converted to Common Stock	(31)	(20)	(12)

End of Year	$53	$81	$100

Treasury Stock
Beginning of Year	$—	$—	$(2,281)
Retirement of Treasury Shares	—	—	2,281

End of Year	$—	$—	$—

Additional Paid in Capital
Beginning of Year	$40,791	$22,819	$19,196
Issuance of Common Shares as Consideration for Acquisition	—	13,470	—
Retirement of Treasury Stock	—	—	(693)
Exercise of Stock Options and Stock Compensation Expense - Net of Taxes	8,868	4,502	4,316

End of Year	$49,659	$40,791	$22,819

Accumulated Comprehensive Loss
Beginning of Year	$(3,611)	$(4,783)	$(886)
Foreign Currency Translation Adjustments	(4,638)	(131)	183
Mark to Market Adjustments for Derivatives – Net of Taxes	69	73	114
Retirement Liability Adjustment – Net of Taxes	(3,769)	1,230	(4,194)

End of Year	$(11,949)	$(3,611)	$(4,783)

Retained Earnings
Beginning of Year	$134,115	$106,889	$86,622
Net income	56,170	27,266	21,874
Retirement of Treasury Stock	—	—	(1,583)
Cash Paid in Lieu of Fractional Shares from Stock Distribution	(37)	(40)	(24)

End of Year	$190,248	$134,115	$106,889

Total Shareholders’ Equity	$228,177	$171,509	$125,134

Common Stock
Beginning of Year	13,268	10,865	9,681
Issuance of Common Shares as Consideration for Acquisition	—	264	—
Exercise of Stock Options	216	145	194
Retirement of Treasury Shares	—	—	(179)
Class B Stock Converted to Common Stock	3,124	1,994	1,169

End of Year	16,608	13,268	10,865

Convertible Class B Stock
Beginning of Year	8,162	10,060	11,543
Exercise of Stock Options	284	96	35
Retirement of Treasury Shares	—	—	(349)

Class B Stock Converted to Common Stock	(3,124)	(1,994)	(1,169)

End of Year	5,322	8,162	10,060

Treasury Stock
Beginning of Year	—	—	528
Retirement of Treasury Shares	—	—	(528)

End of Year	—	—	—

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND PRACTICES

Description of the Business

Astronics Corporation (“Astronics” or the “Company”) is a leading supplier of products to the global aerospace, defense, consumer electronics and semiconductor industries. Our products include advanced, high-performance electrical power generation and distribution systems, lighting and safety systems, avionics products, aircraft structures and automatic test and simulation systems.

We have operations in the United States (“U.S.”), Canada and France. We design and build our products through our wholly owned subsidiaries Astronics Advanced Electronic Systems Corp. (“AES”); Astronics AeroSat Corporation (“AeroSat”); Ballard Technology, Inc. (“Ballard”); DME Corporation (“DME”); Luminescent Systems, Inc. (“LSI”); Luminescent Systems Canada, Inc. (“LSI Canada”); Max-Viz, Inc. (“Max-Viz”); Peco, Inc. (“Peco”); PGA Electronic s.a. (“PGA”); Astronics Test Systems, Inc. and Armstrong Aerospace, Inc. (“Armstrong”).

On July 18, 2013, Astronics acquired all of the outstanding capital stock of Peco. Peco designs and manufactures highly engineered commercial aerospace interior components and systems for the aerospace industry. On October 1, 2013, Astronics acquired certain assets and liabilities from AeroSat Corporation and related entities, a supplier of aircraft antenna systems. On December 5, 2013, Astronics acquired 100% of the stock of PGA. PGA designs and manufactures seat motion and lighting systems primarily for business and first class aircraft seats and is Europe’s leading provider of in-flight entertainment/ communication systems as well as cabin management systems for private aircraft. Peco, AeroSat and PGA are all included in our Aerospace segment.

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

At December 31, 2014, the Company has two reportable segments, Aerospace and Test Systems. The Aerospace segment designs and manufactures products for the global aerospace industry. The Test Systems segment designs, manufactures and maintains communications and weapons test systems and training and simulation devices for military applications.

On January 14, 2015, the Company acquired 100% of the equity of Armstrong for approximately $52.0 million in cash. Armstrong, located in Itasca, Illinois, is a leading provider of engineering, design and certification solutions for commercial aircraft, specializing in connectivity, in-flight entertainment, and electrical power systems. Armstrong will be included in our Aerospace segment.

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

For additional information on the acquired businesses, see Note 19.

Revenue and Expense Recognition

The vast majority of our sales agreements are for standard products and services, with revenue recognized on the accrual basis at the time of shipment of goods, transfer of title and customer acceptance, where required. There are no significant contracts allowing for right of return. To a limited extent, as a result of the acquisition of ATS, certain of our contracts involve multiple elements (such as equipment and service). The Company recognizes revenue for delivered elements when they have stand-alone value to the customer, they have been accepted by the customer, and for which there are only customary refund or return rights. Arrangement consideration is allocated to the deliverables by use of the relative selling price method. The selling price used for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third party-evidence (“TPE”) if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. Estimated selling price is determined in a manner consistent with that used to establish the price to sell the deliverable on a standalone basis.

For prepaid service contracts, sales revenue is recognized on a straight-line basis over the term of the contract, unless historical evidence indicates the costs are incurred on other than a straight-line basis.

Revenue of approximately $2.7 million, $4.4 million and $4.2 million for the years ended December 31, 2014, 2013 and 2012, respectively, was recognized from long-term, fixed-price contracts using the percentage-of-completion method of accounting.

Cost of Products Sold, Engineering and Development and Selling, General and Administrative Expenses

Cost of products sold includes the costs to manufacture products such as direct materials and labor and manufacturing overhead as well as all engineering and developmental costs. The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. These costs are expensed when incurred and included in cost of products sold. Research and development, design and related engineering amounted to $76.7 million in 2014, $52.8 million in 2013 and $44.9 million in 2012. Selling, general and administrative (“SG&A”) expenses include costs primarily related to our sales, marketing and administrative departments.

Shipping and Handling

Shipping and handling costs are expensed as incurred and are included in costs of products sold.

Stock Distribution

On August 21, 2014, the Company announced a one-for-five distribution of Class B Stock to holders of both Common and Class B Stock. Stockholders received one share of Class B Stock for every five shares of Common and Class B Stock held on the record date of September 5, 2014. Fractional shares were paid in cash. All share quantities, share prices and per share data reported throughout this report have been adjusted to reflect the impact of this distribution.

Equity-Based Compensation

The Company accounts for its stock options following Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation (“ASC Topic 718”). This Topic requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of earnings based on the grant date fair value of the award. For awards with graded vesting, the Company uses a straight-line method of attributing the value of stock-based compensation expense, subject to minimum levels of expense, based on vesting.

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

The tax benefits from share based payment arrangements were approximately $5.3 million in 2014, $1.2 million in 2013 and $1.3 million in 2012. These were classified as cash flows from financing activities.

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

Inventories

Inventories are stated at the lower of cost or market, cost being determined primarily in accordance with the first-in, first-out method. The Company records valuation reserves to provide for excess, slow moving or obsolete inventory or to reduce inventory to the lower of cost or market value. In determining the appropriate reserve, the Company considers the age of inventory on hand, the overall inventory levels in relation to forecasted demands as well as reserving for specifically identified inventory that the Company believes is no longer salable.

Property, Plant and Equipment

Depreciation of property, plant and equipment is computed using the straight-line method for financial reporting purposes and using accelerated methods for income tax purposes. Estimated useful lives of the assets are as follows: buildings, 25-40 years; machinery and equipment, 4-10 years. Leased buildings and associated leasehold improvements are amortized over the shorter of the terms of the lease or the estimated useful lives of the assets, with the amortization of such assets included within depreciation expense.

The cost of properties sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the accounts and the resulting gain or loss, as well as maintenance and repair expenses, are reflected in income. Replacements and improvements are capitalized.

Depreciation expense was approximately $10.6 million, $5.7 million and $4.4 million in 2014, 2013 and 2012, respectively.

Buildings acquired under capital leases amounted to $12.7 million ($16.0 million, net of $3.3 million of accumulated amortization) and $6.4 million ($8.8 million, net of $2.4 million accumulated amortization) at December 31, 2014 and 2013, respectively. Future minimum lease payments associated with these capital leases are expected to be $1.8 million in 2015, $2.0 million in 2016, $2.2 million in 2017, $2.3 million in 2018 and $1.7 million in 2019.

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

Goodwill

The Company tests goodwill at the reporting unit level on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has ten reporting units, however as of November 1, 2014 (the annual testing date), only seven reporting units have goodwill and were subject to the goodwill impairment test.

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

There were no impairment charges in 2014, 2013 or 2012.

Intangible Assets

Acquired intangibles are generally valued based upon future economic benefits such as earnings and cash flows. Acquired identifiable intangible assets are recorded at fair value and are amortized over their estimated useful lives. Acquired intangible assets with an indefinite life are not amortized, but are reviewed for impairment at least annually or more frequently whenever events or changes in circumstances indicate that the carrying amounts of those assets are below their estimated fair values.

Impairment is tested under ASC 350, Intangibles - Goodwill and Other, as amended by Accounting Standards Update (“ASU”) 2012-02, by first performing a qualitative analysis in a manner similar to the testing methodology of goodwill discussed previously. The qualitative factors applied under this new provision indicated no impairment to the Company’s indefinite lived intangible assets in 2014, 2013 and 2012.

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, notes payable and long-term debt. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company does not hold or issue financial instruments for trading purposes. Due to their short-term nature, the carrying values of cash and equivalents, accounts receivable, accounts payable, and notes payable approximate fair value. The carrying value of the Company’s variable rate long-term debt instruments also approximates fair value due to the variable rate feature of these instruments.

Derivatives

The accounting for changes in the fair value of derivatives depends on the intended use and resulting designation. The Company’s use of derivative instruments was limited to cash flow hedges for interest rate risk associated with long-term debt. All such instruments were terminated in 2014. Interest rate swaps were used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps were designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, converted a portion of the variable-rate debt to fixed-rate debt. The Company records all derivatives on the balance sheet at fair value. The related gains or losses, to the extent the derivatives are effective as a hedge, are deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (“AOCI”) and reclassified into earnings at the time interest expense is recognized on the associated long-term debt. Any ineffectiveness is recorded in the Consolidated Statements of Operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses during the reporting periods in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation

The Company accounts for its foreign currency translation in accordance with ASC Topic 830, Foreign Currency Translation. The aggregate transaction gain or loss included in operations was insignificant for 2014, 2013 and 2012.

Dividends

The Company has not paid any cash dividends in the three-year period ended December 31, 2014. It has no plans to pay cash dividends as it plans to retain all cash from operations as a source of capital to finance growth in the business.

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

Acquisitions

The Company accounts for its acquisitions under ASC Topic 805, Business Combinations and Reorganizations (“ASC Topic 805”). ASC Topic 805 provides guidance on how the acquirer recognizes and measures the consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests, and goodwill acquired in a business combination. ASC Topic 805 also expands required disclosures surrounding the nature and financial effects of business combinations. Acquisition costs are expensed as incurred. Acquisition expenses in 2014 and 2013 were approximately $0.3 million and $1.9 million, respectively. Acquisition expenses were insignificant in 2012. See Note 19 regarding the acquisitions in 2014, 2013 and 2012.

Newly Adopted and Recent Accounting Pronouncements

On January 1, 2014, the Company adopted the new provisions of ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The ASU requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Unrecognized tax benefits are required to be netted against all available same-jurisdiction loss or other tax carryforwards, rather than only against carryforwards that are created by the unrecognized tax benefits. This ASU did not have a material impact on the Company’s financial statements.

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, Revenue from Contracts with Customers. This new standard is effective for reporting periods beginning after December 15, 2016 and early adoption is not permitted. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The Company is currently evaluating the impacts of adoption and the implementation approach to be used.

The Company’s management has reviewed recent accounting pronouncements issued through the date of the issuance of financial statements. In management’s opinion, none of these new pronouncements apply or will have a material effect on the Company’s financial statements

NOTE 2 — ACCOUNTS RECEIVABLE

Accounts receivable at December 31 consists of:

(In thousands)	2014	2013

Trade Accounts Receivable	$87,575	$58,224

Long-term Contract Receivables:
Amounts Billed	—	—
Unbilled Recoverable Costs and Accrued Profits	1,606	2,858

Total Long-term Contract Receivables	1,606	2,858

Total Receivables	89,181	61,082
Less Allowance for Doubtful Accounts	(293)	(140)

	$88,888	$60,942

NOTE 3 — INVENTORIES

Inventories at December 31 are as follows:

(In thousands)	2014	2013

Finished Goods	$28,763	$21,627
Work in Progress	28,488	15,017
Raw Material	57,802	48,625

	$115,053	$85,269

At December 31, 2014, the Company’s reserve for inventory valuation was $12.3 million, or 9.6% of gross inventory. At December 31, 2013, the Company’s reserve for inventory valuation was $11.0 million, or 11.5% of gross inventory.

NOTE 4 — INTANGIBLE ASSETS

The following table summarizes acquired intangible assets as follows:

	December 31, 2014			December 31, 2013
(In thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	6 Years	$2,146	$1,077	$2,146	$891
Trade Names	9 Years	8,304	1,288	7,453	552
Completed and Unpatented Technology	7 Years	18,107	4,396	15,377	2,620
Backlog and Customer Relationships	12 Years	93,448	20,253	88,998	7,210

Total Intangible Assets	9 Years	$122,005	$27,014	$113,974	$11,273

Amortization is computed on the straight-line method for financial reporting purposes, with the exception of backlog. Amortization expense for intangibles was $15.8 million, $4.9 million and $2.3 million for 2014, 2013 and 2012, respectively.

Based upon acquired intangible assets at December 31, 2014, amortization expense for each of the next five years is estimated to be:

(In thousands)
2015	$9,148
2016	$8,691
2017	$8,273
2018	$7,960
2019	$7,559

NOTE 5 — GOODWILL

The following table summarizes the changes in the carrying amount of goodwill for 2014 and 2013:

(In thousands)	2014	2013
Balance at Beginning of the Year	$100,998	$21,923
Acquisition	—	79,155
Foreign Currency Translations and Other	(845)	(80)

Balance at End of the Year	$100,153	$100,998

Goodwill	$116,695	$117,540
Accumulated Impairment Losses	(16,542)	(16,542)

Goodwill - Net	$100,153	$100,998

As discussed in Note 1, goodwill is not amortized but is periodically tested for impairment. For the seven reporting units with goodwill at November 1, 2014, the Company performed a quantitative assessment of the goodwill’s carrying value. The assessment indicated no impairment to the carrying value of goodwill in any of the Company’s reporting units and no impairment charge recognized. There was no impairment to the carrying value of goodwill in 2013 or 2012. All goodwill relates to the Aerospace segment; the acquisition of ATS did not result in the recognition of goodwill.

NOTE 6 — LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt consists of the following:

(In thousands)
	2014	2013
Revolving Credit Line issued under the Fourth Amended and Restated Credit Agreement dated September 26, 2014. Interest is at LIBOR plus between 1.375 and 2.25% (1.67% at December 31, 2014).	$165,000	$—

Senior Term Note issued under the Third Amended and Restated Credit Agreement dated July 18, 2013.	—	185,250

Series 2007 Industrial Revenue Bonds issued through the Erie County, New York Industrial Development Agency payable $340,000 annually through 2017 and $330,000 annually thereafter through maturity with interest reset weekly. The entire amount was paid off in November 2014.	—	4,720

Series 1999 Industrial Revenue Bonds issued through the Erie County, New York Industrial Development Agency payable $350,000 annually through 2017 and $145,000 in 2018, with interest reset weekly. The entire amount was paid off in November 2014.	—	1,545

Series 1998 Industrial Revenue Bonds issued through the Business Finance Authority of the State of New Hampshire payable $400,000 annually through 2018 with interest reset weekly. The entire amount was paid off in November 2014.	—	2,050

Other Bank Debt	3,102	2,936

Capital Lease Obligations	14,906	3,819

	183,008	200,320
Less Current Maturities	2,796	12,279

	$180,212	$188,041

Principal maturities of long-term debt are approximately:

(In thousands)
2015	$2,796
2016	2,725
2017	2,829
2018	2,808
2019	166,874
Thereafter	4,976

$183,008

The Company’s obligations under the Credit Agreement as amended are jointly and severally guaranteed by each domestic subsidiary of the Company other than a non-material subsidiary. The obligations are secured by a first priority lien on substantially all of the Company’s and the guarantors’ assets.

The Company extended and modified its existing credit facility by entering into Amendment No. 1, dated as of March 27, 2013, to the Second Amended and Restated Credit Agreement, which provided for an increase in the Company’s revolving credit facility from $35 million to $75 million and for an extension of the maturity date. Interest remained at a rate of LIBOR plus between 1.50% and 2.50% based on the Company’s leverage ratio under the Credit Agreement.

On July 18, 2013, in connection with the funding of the Peco Acquisition (See Note 19), the Company amended its existing credit facility by entering into a Third Amended and Restated Credit Agreement, which continued to provide for a $75 million five-year revolving credit facility and a new $190 million five-year term loan, both expiring on June 30, 2018. The amended facilities carried an interest rate ranging from 225 basis points to 350 basis points above LIBOR, depending on the Company’s leverage ratio as defined in the Credit Agreement. Variable principal payments on the term loan were required quarterly through March 31, 2018 with a balloon payment at maturity. In addition, the Company was required to pay a commitment fee of between 0.25% and 0.50% on the unused portion of the total credit commitment for the preceding quarter, based on the Company’s leverage ratio under the Credit Agreement.

In connection with the funding of the acquisition of ATS, the Company amended its existing credit facility to exercise its option to increase the revolving credit commitment. The credit agreement provided for a $125 million, five-year revolving credit facility maturing on June 30, 2018, of which $58.0 million was drawn to finance the acquisition. In addition, the Company was required to pay a commitment fee quarterly at a rate of between 0.25% and 0.50% per annum on the unused portion of the total revolving credit commitment, based on the Company’s leverage ratio.

On September 26, 2014, the Company modified and extended its existing credit facility (the “Original Facility”) by entering into the Fourth Amended and Restated Credit Agreement (the “Agreement”). On the closing date, there were $180.5 million of term loans outstanding and $6 million of revolving loans outstanding under the Original Facility. Pursuant to the Agreement, the Original Facility was replaced with a $350 million revolving credit line with the option to increase the line by up to $150 million. The outstanding balances in the Original Facility were rolled into the Agreement on the date of entry. In addition, the maturity date of the loans under the Agreement is now September 26, 2019. The credit facility allocates up to $20 million of the $350 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. At December 31, 2014, outstanding letters of credit totaled $1.1 million.

Covenants in the Agreement have been modified to where the maximum permitted leverage ratio of funded debt to Adjusted EBITDA (as defined in the Agreement) is 3.5 to 1, increasing to 4.0 to 1 for up to two fiscal quarters following the closing of an acquisition permitted under the Agreement. The Company will pay interest on the unpaid principal amount of the facility at a rate equal to one-, three- or six-month LIBOR plus between 137.5 basis points and 225 basis points based upon the Company’s leverage ratio. The Company will also pay a commitment fee to the Lenders in an amount equal to between 17.5 basis points and 35 basis points on the undrawn portion of the credit facility, based upon the Company’s leverage ratio. The fixed charge coverage ratio under the Original Facility has been replaced with a minimum interest coverage ratio (Adjusted EBITDA to interest expense) of 3.0 to 1 for the term of the Agreement. The Company’s interest coverage ratio was 18.7 to 1 at December 31, 2014. The Company’s leverage ratio was 1.28 to 1 at December 31, 2014.

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

The Industrial Revenue Bonds were held by institutional investors and were guaranteed by a bank letter of credit, which was collateralized by certain property, plant and equipment assets, the carrying value of which approximated the principal balance on the bonds. In September 2014, the Company directed the optional redemption in whole of its Industrial Revenue Bonds, pursuant to which all of the principal and interest due was paid and all letters of credit in support of the obligations were cancelled prior to December 31, 2014.

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

(In thousands)	2014	2013	2012
Balance at Beginning of the Year	$2,796	$2,551	$1,092
Warranty Liabilities Acquired	564	671	—
Warranties Issued	3,431	722	2,430
Reassessed Warranty Exposure	(34)	(222)	—
Warranties Settled	(1,873)	(926)	(971)

Balance at End of the Year	$4,884	$2,796	$2,551

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

ASC Topic 740-10, Overall - Uncertainty in Income Taxes (“ASC Topic 740-10”), clarifies the accounting and disclosure for uncertainty in tax positions. ASC Topic 740-10 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of ASC Topic 740-10 and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. Should the Company need to accrue a liability for uncertain tax benefits, any interest associated with that liability will be recorded as interest expense. Penalties, if any, would be recognized as operating expenses.

The provision (benefit) for income taxes consists of the following:

(In thousands)	2014	2013	2012
Current
U.S. Federal	$22,705	$10,904	$11,173
State	3,797	682	78
Foreign	1,112	81	2
Deferred	(4,677)	(722)	(1,544)

	$22,937	$10,945	$9,709

The effective tax rates differ from the statutory federal income tax rate as follows:

	2014	2013	2012
Statutory Federal Income Tax Rate	35.0%	35.0%	35.0%
Permanent Items
Non-deductible Stock Compensation Expense	0.6%	1.0%	1.1%
Domestic Production Activity Deduction	(2.6)%	(3.0)%	(3.0)%
Non-deductible Acquisition Costs	—%	1.0%	—%
Other	0.1%	—%	0.1%
Foreign Tax Benefits	(1.7)%	(0.3)%	(1.2)%
State Income Tax (Benefits), Net of Federal Income Tax Effect	2.6%	(0.1)%	(0.1)%
Research and Development Tax Credits	(4.3)%	(5.0)%	(1.1)%
Other	(0.7)%	—%	(0.1)%

Effective Tax Rate	29.0%	28.6%	30.7%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

No provision has been made for U.S. federal or foreign taxes on that portion of certain foreign subsidiaries’ undistributed earnings ($8.0 million at December 31, 2014) considered to be permanently reinvested. It is not practicable to determine the amount of tax that would be payable if these amounts were repatriated to the U.S.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, are as follows:

(In thousands)	2014	2013
Deferred Tax Assets:
Goodwill and Intangible Assets	$2,470	$3,367
Asset Reserves	4,497	5,780
Deferred Compensation	8,895	6,564
Capital Lease Basis Difference	1,935	—
State Investment Tax Credit Carryforwards, Net of Federal Tax	1,028	665
Customer Advanced Payments and Deferred Revenue	1,795	956
State Net Operating Loss Carryforwards and Other	2,853	2,639

Total Gross Deferred Tax Assets	23,473	19,971
Valuation Allowance for State and Foreign Deferred Tax Assets and Tax Credit Carryforwards, Net of Federal Tax	(3,134)	(2,509)

Deferred Tax Assets	20,339	17,462

Deferred Tax Liabilities:
Depreciation	8,586	7,164
Intangible Assets	23,693	27,742
Other	1,237	2,465

Deferred Tax Liabilities	33,516	37,371

Net Deferred Tax Liabilities	$(13,177)	$(19,909)

The net deferred tax assets and liabilities presented in the Consolidated Balance Sheets are as follows at December 31:

(In thousands)	2014	2013
Deferred Tax Asset — Current	$7,762	$5,291
Deferred Tax Liabilities — Current	—	(970)
Deferred Tax Liabilities — Long-term	(20,939)	(24,230)

Net Deferred Tax Liabilities	$(13,177)	$(19,909)

At December 31, 2014, state and foreign tax credit carryforwards amounted to approximately $1.4 million. These state and foreign tax credit carryforwards will expire from 2015 through 2029.

Due to the uncertainty as to the Company’s ability to generate sufficient taxable income in certain states in the future and utilize certain of the Company’s state operating loss carryforwards before they expire, the Company has recorded a valuation allowance accordingly. These state net operating loss carryforwards amount to approximately $23.3 million and expire at various dates from 2028 through 2034. The excess tax benefits associated with stock option exercises are recorded directly to shareholders’ equity only when realized and amounted to approximately $5.3 million and $1.2 million for the years ended December 31, 2014 and 2013, respectively.

We have unrecognized tax benefits which, if ultimately recognized, will reduce our annual effective tax rate. Reserves for uncertain income tax positions have been recorded pursuant to ASC Topic 740-10. An estimate of the range of possible change during 2015 to the reserves cannot be made as of December 31, 2014. A reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties which are insignificant, is as follows:

(in thousands)	2014	2013	2012
Balance at Beginning of the Year	$1,940	$840	$880
Increases (Decreases) as a Result of Tax Positions Taken in Prior Years	(1,901)	145	(220)
Increases as a Result of Tax Positions Taken in the Current Year	142	955	180

Balance at End of the Year	$181	$1,940	$840

There are no penalties or interest liabilities accrued as of December 31, 2014 or 2013, nor are any penalties or interest costs included in expense for each of the years ended December 31, 2014, 2013 and 2012. The years under which we conducted our evaluation coincided with the tax years currently still subject to examination by major federal and state tax jurisdictions, those being 2012 through 2014 for federal purposes and 2011 through 2014 for state purposes.

Pretax income from the Company’s foreign subsidiaries amounted to $4.3 million, $0.2 million and $1.0 million for 2014, 2013 and 2012, respectively. The balance of pretax earnings for each of those years were domestic.

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

NOTE 9 — PROFIT SHARING/401(k) PLAN

The Company offers eligible domestic full-time employees participation in certain profit sharing/401(k) plans. The plans provide for annual contributions based on percentages of pretax income. In addition, employees may contribute a portion of their salary to the plans which is partially matched by the Company. The plans may be amended or terminated at any time.

Total charges to income before income taxes for these plans were approximately $5.1 million, $3.7 million and $3.0 million in 2014, 2013 and 2012, respectively.

NOTE 10 — RETIREMENT PLANS AND RELATED POST RETIREMENT BENEFITS

The Company has two non-qualified supplemental retirement defined benefit plans (“SERP” and “SERP II”) for certain current and retired executive officers. The accumulated benefit obligation of the plans as of December 31, 2014 and 2013 amounts to $16.5 million and $10.1 million, respectively.

The Plans provide for benefits based upon average annual compensation and years of service and in the case of SERP, there are offsets for social security and profit sharing benefits. It is the Company’s intent to fund the plans as plan benefits become payable, since no assets exist at December 31, 2014 or 2013 for either of the plans.

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

Unrecognized prior service costs of $3.1 million ($4.8 million net of $1.7 million in taxes) and unrecognized actuarial losses of $5.1 million ($7.8 million net of $2.7 million in taxes) are included in AOCI at December 31, 2014 and have not yet been recognized in net periodic pension cost. The prior service cost included in AOCI that is expected to be recognized in net periodic pension cost during the fiscal year-ended December 31, 2015 is $0.3 million ($0.5 million net of $0.2 million in taxes). The actuarial loss included in AOCI expected to be recognized in net periodic pension cost during the fiscal year-ended December 31, 2015 is $0.3 million ($0.5 million net of $0.2 million in taxes).

The reconciliation of the beginning and ending balances of the projected benefit obligation of the plans for the years ended December 31 is as follows:

(In thousands)	2014	2013
Funded Status
Projected Benefit Obligation
Beginning of the Year — January 1	$14,314	$15,042
Service Cost	247	295
Interest Cost	721	624
Actuarial (Gain) Loss	6,056	(1,299)
Benefits Paid	(348)	(348)

End of the Year — December 31	$20,990	$14,314

The increase in the 2014 projected benefit obligation is due primarily to the implementation of an updated mortality table and a decrease in the discount rate.

The assumptions used to calculate the projected benefit obligation as of December 31 are as follows:

	2014	2013
Discount Rate	4.05%	5.10%
Future Average Compensation Increases	5.00%	5.00%

The plans are unfunded at December 31, 2014 and are recognized in the accompanying Consolidated Balance Sheets as a current accrued pension liability of $0.3 million and a long-term accrued pension liability of $20.7 million. This also is the expected future contribution to the plan, since the plan is unfunded.

The following table summarizes the components of the net periodic cost for the years ended December 31:

(In thousands)	2014	2013	2012
Net Periodic Cost
Service Cost — Benefits Earned During Period	$247	$295	$303
Interest Cost	721	624	548
Amortization of Prior Service Cost	495	495	426
Amortization of Losses	108	128	91

Net Periodic Cost	$1,571	$1,542	$1,368

The assumptions used to determine the net periodic cost are as follows:

	2014	2013	2012
Discount Rate	5.10%	4.20%	4.50%
Future Average Compensation Increases	5.00%	5.00%	5.00%

The Company expects the benefits to be paid in each of the next five years to be $0.3 million and $1.8 million in the aggregate for the next five years after that. This also is the expected Company contribution to the plans.

Participants in SERP are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The measurement date for determining the plan obligation and cost is December 31.

The reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation for the years ended December 31, is as follows:

(In thousands)	2014	2013
Funded Status
Accumulated Postretirement Benefit Obligation
Beginning of the Year — January 1	$630	$593
Service Cost	3	3
Interest Cost	31	24
Actuarial Loss	373	55
Benefits Paid	(47)	(45)

End of the Year — December 31	$990	$630

The assumptions used to calculate the accumulated postretirement benefit obligation as of December 31 are as follows:

	2014	2013
Discount Rate	4.05%	5.10%

The following table summarizes the components of the net periodic cost for the years ended December 31:

(In thousands)	2014	2013	2012
Net Periodic Cost
Service Cost — Benefits Earned During Period	$3	$3	$2
Interest Cost	31	24	24
Amortization of Prior Service Cost	25	25	26
Amortization of (Gains) Losses	—	—	—

Net Periodic Cost	$59	$52	$52

The assumptions used to determine the net periodic cost are as follows:

	2014	2013	2012
Discount Rate	5.10%	4.20%	4.50%
Future Average Healthcare Benefit Increases	5.48%	5.76%	6.00%

Unrecognized prior service costs of $0.1 million and unrecognized actuarial losses of $0.3 million for medical, dental and long-term care insurance benefits (net of taxes of $0.2 million) are included in AOCI at December 31, 2014 and have not been recognized in net periodic cost. The Company estimates that the prior service costs and net losses in AOCI as of December 31, 2014 that will be recognized as components of net periodic benefit cost during the year ended December 31, 2014 for the Plan will be insignificant. For measurement purposes, a 5.6% and 6.1% increase in the cost of health care benefits was assumed for 2015 and 2016, respectively, and a range between 3.8% and 6.6% from 2017 through 2060. A one percentage point increase or decrease in this rate would change the post retirement benefit obligation by approximately $0.1 million. The plan is recognized in the accompanying Consolidated Balance Sheets as a current accrued pension liability of $0.1 million and a long-term accrued pension liability of $0.9 million. The Company expects the benefits to be paid in each of the next five years to be less than $0.1 million per year and approximately $0.3 million in the aggregate for the next five years after that. This also is the expected Company contribution to the plan, as it is unfunded.

As of July 18, 2013, upon completion of the acquisition of Peco, the Company is now a participating employer in a trustee-managed multiemployer defined benefit pension plan for employees who participate in collective bargaining agreements. The plan generally provides retirement benefits to employees based on years of service to the Company. Contributions are based on the hours worked and are expensed on a current basis. The Plan is 90.7% funded as of January 1, 2014. The Company’s contributions to the plan were $0.9 million in 2014 and $0.3 million in 2013 for the post-acquisition period. These contributions represent less than 1% of total contributions to the plan. There was no participation in multiemployer plans prior to 2013.

NOTE 11 — SHAREHOLDERS’ EQUITY

Reserved Common Stock

At December 31, 2014, approximately 8.7 million shares of common stock were reserved for issuance upon conversion of the Class B stock, exercise of stock options and purchases under the Employee Stock Purchase Plan. Class B Stock is identical to Common Stock, except Class B Stock has ten votes per share, is automatically converted to Common Stock on a one-for-one basis when sold or transferred other than via gift, devise or bequest and cannot receive dividends unless an equal or greater amount of dividends is declared on Common Stock.

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

The components of accumulated other comprehensive income (loss) are as follows:

(In thousands)	2014	2013

Foreign Currency Translation Adjustments	$(3,354)	$1,284

Mark to Market Adjustments for Derivatives – Before Tax	—	(107)
Tax Benefit	—	38

Mark to Market Adjustments for Derivatives – After Tax	—	(69)

Retirement Liability Adjustment – Before Tax	(13,223)	(7,423)
Tax Benefit	4,628	2,597

Retirement Liability Adjustment – After Tax	(8,595)	(4,826)

Accumulated Other Comprehensive Loss	$(11,949)	$(3,611)

The components of other comprehensive income (loss) are as follows:

(In thousands)	2014	2013	2012

Foreign Currency Translation Adjustments	$(4,638)	$(131)	$183

Reclassification to Interest Expense	103	109	209
Mark to Market Adjustments for Derivatives	4	2	(34)
Tax Expense	(38)	(38)	(61)

Mark to Market Adjustments for Derivatives	69	73	114

Retirement Liability Adjustment	(5,800)	1,893	(6,451)
Tax Benefit (Expense)	2,031	(663)	2,257

Retirement Liability Adjustment	(3,769)	1,230	(4,194)

Other Comprehensive (Loss) Income	$(8,338)	$1,172	$(3,897)

NOTE 12 — EARNINGS PER SHARE

Earnings per share computations are based upon the following table:

	2014	2013	2012
(In thousands, except per share data)

Net Income	$56,170	$27,266	$21,874

Basic Earnings Weighted Average Shares	21,713	20,981	20,572
Net Effect of Dilutive Stock Options	949	1,050	1,217

Diluted Earnings Weighted Average Shares	22,662	22,031	21,789

Basic Earnings Per Share	$2.59	$1.30	$1.06
Diluted Earnings Per Share	$2.48	$1.24	$1.00

The above information has been adjusted to reflect the impact of the one-for-five distribution of Class B Stock for shareholders of record on September 5, 2014.

Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted earnings per share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. The number of common shares covered by out-of-the-money stock options were insignificant at December 31, 2014 and 2013 and 0.2 million for the year ended December 31, 2012.

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

	2014	2013	2012
Weighted Average Fair Value of the Options Granted	$25.59	$19.35	$8.28

The weighted average fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2014	2013	2012
Risk-free Interest Rate	0.12% – 2.30%	0.88% – 2.22%	0.89% – 1.00%
Dividend Yield	0.0%	0.0%	0.0%
Volatility Factor	0.42 – 0.52	0.51 – 0.56	0.52 – 0.64
Expected Life in Years	4.0 – 8.0	5.0 – 8.0	5.0 – 8.0

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

The following table provides compensation expense information based on the fair value of stock options for the years ended December 31, 2014, 2013 and 2012:

(In thousands)	2014	2013	2012
Stock Compensation Expense	$1,730	$1,384	$1,351
Tax Benefit	(122)	(112)	(136)

Stock Compensation Expense, Net of Tax	$1,608	$1,272	$1,215

A summary of the Company’s stock option activity and related information for the years ended December 31 is as follows:

(Aggregate intrinsic value in thousands)	2014			2013			2012
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1	1,691,734	$8.70	$78,846	1,825,532	$6.86	$65,072	1,993,736	$5.59	$20,532
Options Granted	73,830	$48.45	$506	83,664	$35.56	$581	156,600	$15.07	$129
Options Exercised	(487,001)	$4.80	$(24,599)	(217,462)	$3.54	$(8,472)	(324,804)	$3.06	$(4,168)
Options Forfeited	(3,577)	$15.13	$(144)	—	$—	$—	—	$—	$—
Outstanding at December 31	1,274,986	$12.48	$54,609	1,691,734	$8.70	$57,181	1,825,532	$6.86	$16,493
Exercisable at December 31	1,037,137	$8.71	$48,331	1,379,438	$6.51	$49,648	1,402,154	$5.60	$14,431

The aggregate intrinsic value in the preceding table represents the total pretax option holder’s intrinsic value, based on the Company’s closing stock price of Common Stock which would have been received by the option holders had all option holders exercised their options as of that date. The Company’s closing stock price of Common Stock was $55.31, $42.50 and $15.89 as of December 31, 2014, 2013 and 2012, respectively.

The weighted average fair value of options vested during 2014, 2013 and 2012 was $8.11, $5.17 and $5.15, respectively. The total fair value of options that vested during the year amounted to $1.2 million, $1.0 million and $1.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, total compensation costs related to non-vested awards not yet recognized amounts to $4.4 million and will be recognized over a weighted average period of 2.5 years.

The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of December 31, 2014:

	Outstanding			Exercisable
Exercise Price Range	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price

$ 2.23 - $ 2.88	53,022	0.1	$2.87	53,022	0.1	$2.87
$ 4.03 - $ 5.89	566,855	3.9	4.41	566,855	3.9	4.41
$ 7.63 - $ 8.39	113,057	2.2	7.76	113,057	2.2	7.76
$11.68 - $20.73	406,602	6.6	15.40	279,879	6.2	15.52
$34.50 - $54.47	135,450	9.4	45.17	24,324	9.0	47.76

	1,274,986	5.1	12.48	1,037,137	4.3	8.71

The Company established Incentive Stock Option Plans for the purpose of attracting and retaining executive officers and key employees, and to align management’s interest with those of the shareholders. Generally, the options must be exercised within ten years from the grant date and vest ratably over a five-year period. The exercise price for the options is equal to the share price at the date of grant. At December 31, 2014, the Company had options outstanding for 1,061,202 shares under the plans. At December 31, 2014, there were 575,989 options available for future grant under the plan established in 2011.

The Company established the Directors Stock Option Plans for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors, and to align their interest with those of the shareholders. The options must be exercised within ten years from the grant date. The exercise price for the option is equal to the share price at the date of grant and vests six months from the grant date. At December 31, 2014, the Company had options outstanding for 213,784 shares under the plans. At December 31, 2014, there were 162,666 options available for future grant under the plan established in 2005.

In addition to the options discussed above, the Company has established the Employee Stock Purchase Plan to encourage employees to invest in Astronics Corporation. The plan provides employees the opportunity to invest up to 20% of their cash compensation (up to an annual maximum of approximately $21,250) in Astronics common stock at a price equal to 85% of the fair market value of the Astronics common stock, determined each October 1. Employees are allowed to enroll annually. Employees indicate the number of shares they wish to obtain through the program and their intention to pay for the shares through payroll deductions over the annual cycle of October 1 through September 30. Employees can withdraw anytime during the annual cycle, and all money withheld from the employees pay is returned with interest. If an employee remains enrolled in the program, enough money will have been withheld from the employees’ pay during the year to pay for all the shares that the employee opted for under the program. At December 31, 2014, employees had subscribed to purchase 69,195 shares at $39.22 per share. The weighted average fair value of the options was approximately $11.11, $7.76 and $4.16 for options granted during the year ended December 31, 2014, 2013 and 2012, respectively.

The fair value for the options granted under the Employee Stock Purchase Plan was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2014	2013	2012
Risk-free Interest Rate	0.10%	0.10%	0.17%
Dividend Yield	0.0%	0.0%	0.0%
Volatility Factor	.42	.37	.37
Expected Life in Years	1.0	1.0	1.0

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

On a Recurring Basis:

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2014 and December 31, 2013:

(In thousands)	Classification	Total	Level 1	Level 2	Level 3

Interest Rate Swaps	Other Liabilities
December 31, 2014		$—	$—	$—	$—
December 31, 2013		$(108)	$—	$(108)	$—

Acquisition Contingent Consideration
December 31, 2014	Current Liabilities	$—	$—	$—	$—
December 31, 2013		$(137)	$—	$—	$(137)

December 31, 2014	Other Liabilities	$(1,651)	$—	$—	$(1,651)
December 31, 2013		$(5,709)	$—	$—	$(5,709)

Interest rate swaps are securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach (See Note 15).

Our Level 3 fair value liabilities represent contingent consideration recorded related to the 2011 Ballard acquisition, to be paid up to a maximum of $5.5 million if certain revenue growth targets are met over the next five years and the 2013 AeroSat acquisition, to be paid up to a maximum of $53.0 million if certain revenue growth targets are met over the next two years.

The amounts recorded for the contingent considerations were calculated using an estimate of the probability of the future cash outflows. The varying contingent payments were then discounted to the present value utilizing a discounted cash flow methodology. The contingent consideration liabilities have no observable Level 1 or Level 2 inputs. The change in the balance of contingent consideration during fiscal 2014 was primarily due to accretion of $0.9 million, which was offset by fair value adjustments of $5.0 million, resulting from the re-evaluation of the probability of the achievement of the contingent consideration targets. This adjustment was recorded within SG&A expenses in the Consolidated Statement of Operations.

On a Non-recurring Basis:

In accordance with the provisions of ASC Topic 350, Intangibles – Goodwill and Other, the Company estimates the fair value of reporting units, utilizing unobservable Level 3 inputs. Level 3 inputs require significant management judgment due to the absence of quoted market prices or observable inputs for assets of a similar nature. The Company utilizes a discounted cash flow method to estimate the fair value of reporting units utilizing unobservable inputs. The fair value measurement of the reporting unit under the step-one and step-two analysis of the quantitative goodwill impairment test are classified as Level 3 inputs. There were no impairment charges to goodwill in any of the Company’s reporting units in 2014, 2013 or 2012.

Intangible assets that are amortized are evaluated for recoverability whenever adverse effects or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability test consists of comparing the undiscounted projected cash flows with the carrying amount. Should the carrying amount exceed undiscounted projected cash flows, an impairment loss would be recognized to the extent the carrying amount exceeds fair value. There were no impairment charges to any of the Company’s intangible assets in either of the Company’s segments in 2014, 2013, or 2012.

At December 31, 2014, the fair value of goodwill and intangible assets classified using Level 3 inputs are as follows:

•	The Peco, AeroSat and PGA goodwill and intangible assets acquired in 2013 were valued at fair value using a discounted cash flow methodology and are classified as Level 3 inputs.

•	The ATS intangible assets acquired on February 28, 2014 were valued using a discounted cash flow methodology and are classified as Level 3 inputs.

Due to their short-term nature, the carrying value of cash and equivalents, accounts receivable, accounts payable, and notes payable approximate fair value. The carrying value of the Company’s variable rate long-term debt instruments also approximates fair value due to the variable rate feature of these instruments.

NOTE 15 — DERIVATIVE FINANCIAL INSTRUMENTS

At December 31, 2013, we had one interest rate swap with a notional amount of approximately $1.5 million, entered into on February 6, 2006, related to the Company’s Series 1999 New York Industrial Revenue Bond, which effectively fixed the rate at 3.99% plus a spread based on the Company’s leverage ratio on this obligation through February 1, 2016. In November 2014, the Company terminated the interest rate swap in connection with the redemption of the underlying Series 1999 New York Industrial Revenue Bonds (See Note 6 - Long-term Debt and Notes Payable).

An interest rate swap entered into on March 19, 2009 related to the Company’s term note issued January 30, 2009, was terminated in the third quarter of 2013 with no significant impact to the results of our operations.

At December 31, 2013, the fair value of the interest rate swap was a liability of $0.1 million, which is included in other liabilities at such date (See Note 14 - Fair Value).

Activity in AOCI related to these derivatives is summarized below:

(In thousands)	2014	2013	2012

Derivative Balance at the Beginning of the Year in AOCI	$(69)	$(142)	$(256)

Net Deferral in AOCI of Derivatives:
Net Decrease (Increase) in Fair Value of Derivatives	4	2	(34)
Tax Effect	(2)	—	14

	2	2	(20)

Net Reclassification from AOCI into Earnings:
Reclassification from AOCI into Earnings – Interest Expense	103	109	209
Tax Effect	(36)	(38)	(75)

	67	71	134

Net Change in Derivatives for the Year	69	73	114

Derivative Balance at the End of the Year in AOCI	$—	$(69)	$(142)

To the extent the interest rate swaps are not perfectly effective in offsetting the change in the value of the payments being hedged; the ineffective portion of these contracts is recognized in earnings immediately as interest expense. Ineffectiveness, if any, was not significant for the years ended December 31, 2014, 2013 and 2012. The Company classifies the cash flows from hedging transactions in the same category as the cash flows from the respective hedged items.

NOTE 16 — SELECTED QUARTERLY FINANCIAL INFORMATION

The following table summarizes selected quarterly financial information for 2014 and 2013:

	Quarter Ended
(Unaudited)	Dec. 31,	Sept. 27,	June 28,	March 29,	Dec. 31,	Sept. 28,	June 30,	March 30,
(In thousands, except for per share data)	2014	2014	2014	2014	2013	2013	2013	2013
Sales	$166,083	$179,442	$174,563	$140,951	$105,456	$89,681	$70,833	$73,967
Gross Profit (sales less cost of products sold)	$42,525	$51,310	$43,202	$30,005	$25,173	$23,785	$18,681	$20,219
Income Before Income Taxes	$24,411	$23,470	$19,922	$11,304	$8,902	$10,747	$7,718	$10,844
Net Income	$18,439	$17,080	$13,144	$7,507	$6,389	$7,155	$5,158	$8,564
Basic Earnings Per Share	$0.84	$0.79	$0.61	$0.35	$0.30	$0.34	$0.25	$0.41
Diluted Earnings Per Share	$0.81	$0.75	$0.58	$0.33	$0.29	$0.32	$0.24	$0.39

NOTE 17 — COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities and equipment under various lease contracts with terms that meet the accounting definition of operating leases. These arrangements may include fair value renewal or purchase options. Rental expense for the years ended December 31, 2014, 2013 and 2012 was $3.0 million, $2.4 million and $3.2 million, respectively. The following table represents future minimum lease payment commitments as of December 31, 2014:

(In thousands)
2015	$2,579
2016	1,876
2017	1,637
2018	1,466
2019	1,261
Thereafter	133

$8,952

From time to time the Company may enter into purchase agreements with suppliers under which there is a commitment to buy a minimum amount of product. Purchase commitments outstanding at December 31, 2014 were $126.6 million. These commitments are not reflected as liabilities in the Company’s Consolidated Balance Sheets.

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

On December 29, 2010, Lufthansa Technik AG (“Lufthansa”) filed a Statement of Claim in the Regional State Court of Mannheim, Germany. Lufthansa’s claim asserts that our subsidiary, Astronics Advanced Electronic Systems Corp. (“AES”) sold, marketed and brought into use in Germany a power supply system which infringes upon a German patent held by Lufthansa. The relief sought by Lufthansa includes requiring AES to stop selling and marketing the allegedly infringing power supply system, a recall of allegedly infringing products sold to commercial customers since November 26, 2003 and compensation for damages. The claim does not specify an estimate of damages and a damages claim will be made by Lufthansa only if it receives a favorable ruling on the determination of infringement.

On February 6, 2015, the Regional State Court of Mannheim, Germany rendered its decision that the patent was infringed. The judgment does not require AES to recall products which are already installed in aircraft or have been sold to other end users. However, if Lufthansa provides the required bank guarantees specified in the decision, the Company may be required to offer a recall of products which are in the distribution channels in Germany, and provide certain financial information regarding sales of the infringing product to enable Lufthansa to make an estimate of requested damages. No such bank guarantees have been issued to date.

The Company expects to appeal and believes it has valid defenses to refute the decision. The appeal process is estimated to extend up to two years. As a result, we do not currently have sufficient information to provide an estimate of AES’s potential exposure related to this matter. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to this litigation as of December 31, 2014.

On November 26, 2014, Lufthansa filed a complaint in the United States District for the Western District of Washington. Lufthansa’s complaint in this action alleges that AES manufactures, uses, sells and offers for sale a power supply system which infringes upon a U.S. patent held by Lufthansa. The patent at issue in the U.S. action is based on technology similar to that involved in the German action. However, the U.S. court will not be bound by the ultimate determination made by the German court. The Company believes it has valid defenses to refute Lufthansa’s claims and intends to contest this matter vigorously. As this matter is in the early stages of fact discovery, we do not currently have sufficient information to provide an estimate of AES’s potential exposure related to this matter. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to this litigation as of December 31, 2014.

NOTE 18 — SEGMENTS

Segment information and reconciliations to consolidated amounts for the years ended December 31 are as follows:

(In thousands)	2014	2013	2012
Sales:
Aerospace	$494,747	$330,530	$254,955

Test Systems	166,769	10,103	11,491
Less Inter-segment Sales	(477)	(696)	—

	166,292	9,407	11,491

Total Consolidated Sales	$661,039	$339,937	$266,446

Operating Profit (Loss) and Margins:
Aerospace	$79,753	$55,200	$44,137
	16.1%	16.7%	17.3%
Test Systems	12,401	(3,756)	(4,985)
	7.4%	(37.2)%	(43.4)%

Total Operating Profit	92,154	51,444	39,152

	13.9%	15.1%	14.7%
Deductions from Operating Profit:
Interest Expense, Net of Interest Income	(8,255)	(4,094)	(1,042)
Corporate and Other Expenses, Net	(4,792)	(9,139)	(6,527)

Income before Income Taxes	$79,107	$38,211	$31,583

Depreciation and Amortization:
Aerospace	$17,847	$10,058	$6,043
Test Systems	8,786	590	634
Corporate	621	411	228

Total Depreciation and Amortization	$27,254	$11,059	$6,905

Identifiable Assets:
Aerospace	$468,481	$428,619	$177,168
Test Systems	69,247	11,035	18,121
Corporate	25,182	51,617	16,700

Total Assets	$562,910	$491,271	$211,989

Capital Expenditures:
Aerospace	$35,650	$6,711	$16,324
Test Systems	3,472	61	396
Corporate	1,760	96	—

Total Capital Expenditures	$40,882	$6,868	$16,720

Operating profit is sales less cost of products sold and other operating expenses, excluding interest expense and other corporate expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment.

For the years ended December 31, 2014, 2013 and 2012, there was no goodwill or purchased intangible asset impairment losses in either the Aerospace or Test System segment. In the Aerospace segment, goodwill amounted to $100.2 million and $101.0 million at December 31, 2014 and 2013, respectively. In the Test Systems segment, there was no goodwill as of December 31, 2014 and 2013.

The following table summarizes the Company’s sales into the following geographic regions for the years ended December 31:

	2014	2013	2012
(In thousands)
North America	$452,994	$300,368	$233,245
Asia	141,247	15,570	14,030
Europe	64,742	21,190	16,188
South America	1,192	1,851	1,937
Other	864	958	1,046

	$661,039	$339,937	$266,446

The following table summarizes the Company’s property, plant and equipment by country for the years ended December 31:

	2014	2013	2012
(In thousands)
United States	$105,698	$59,803	$53,235
France	10,347	10,771	—
Canada	271	326	302

	$116,316	$70,900	$53,537

Sales recorded by the Company’s foreign operations were $64.5 million, $16.5 million and $14.2 million in 2014, 2013 and 2012, respectively. Net income from these locations was $4.1 million, $0.2 million and $1.0 million in 2014, 2013 and 2012, respectively. Net assets held outside of the United States total $38.0 million and $40.1 million at December 31, 2014 and 2013, respectively. The exchange loss included in determining net income was insignificant in each of the years ending December 31, 2014, 2013 and 2012. Cumulative translation adjustments amounted to $(3.4) million and $1.3 million at December 31, 2014 and 2013, respectively.

The Company has a significant concentration of business with three major customers; Apple Inc. (“Apple”), Panasonic Aviation Corporation (“Panasonic”), and The Boeing Company (“Boeing”). The following is information relating to the activity with those customers:

	2014	2013	2012
Percent of Consolidated Revenue
Apple	17.9%	—	—
Panasonic	17.7%	29.6%	38.0%
Boeing	14.1%	14.5%	5.5%

(In thousands)	2014	2013
Accounts Receivable at December 31,
Apple	$4,342	$—
Panasonic	$21,808	$14,090
Boeing	$6,874	$6,458

Sales to Apple are in the Test Systems segment. Sales to Panasonic are all in the Aerospace segment. Sales to Boeing occur in both segments.

NOTE 19 — ACQUISITIONS

Astronics Test Systems

On February 28, 2014, our wholly owned subsidiary, ATS, purchased substantially all of the assets and liabilities of the Test and Services Division of EADS North America, Inc. for approximately $69.4 million in cash, including a net working capital adjustment of approximately $16.4 million. Located in Irvine, California, ATS is a leading provider of highly-engineered automatic test systems, subsystems and instruments for the semi-conductor, consumer electronics, commercial aerospace and defense industries. ATS provides fully customized testing systems and support services for these markets. It also designs and manufactures test equipment under the test instrument brands known as Racal and Talon. The acquisition strengthens our service offerings and expertise in the test market. This subsidiary is included in our Test Systems segment. The purchase price allocation for this acquisition has been finalized. Purchased intangible assets are deductible for tax purposes.

The allocation of the purchase price based on appraised fair values is as follows (in thousands):

Accounts Receivable	$10,593
Inventory	58,796
Other Current and Non-current Assets	725
Fixed Assets	17,100
Purchased Intangible Assets	10,123
Current Portion of Long Term Debt	(1,124)
Accounts Payable	(11,303)
Accrued Expenses and Other Current Liabilities	(3,489)
Long-term Debt	(11,976)

Total Purchase Price	$69,445

PGA Electronic S.A.

On December 5, 2013, we acquired 100% of the stock of PGA, a designer and manufacturer of seat motion and lighting systems primarily for business and first class aircraft seats and is Europe’s leading provider of in-flight entertainment/ communication systems as well as cabin management systems for private VVIP aircraft. The addition of PGA further diversifies the products and technologies that Astronics offers. The purchase price was approximately $31.3 million for which approximately $9.1 million, net of cash acquired, was paid in cash and the balance paid with 264,168 shares of Astronics stock valued at $51.00 per share. PGA is included in our Aerospace reporting segment. The purchase price allocation for this acquisition is complete.

Astronics AeroSat Corporation

On October 1, 2013, we acquired certain assets and liabilities from AeroSat Corporation and related entities, a supplier of aircraft antenna systems for $12 million in cash, plus the a potential additional purchase consideration of up to $53 million based upon the achievement of certain revenue targets in 2014 and 2015. The addition of AeroSat further diversifies the products and technologies that Astronics offers. The additional contingent purchase consideration was recorded at its estimated fair value of approximately $5.0 million at the date of acquisition based upon the Company’s assessment of the probability of AeroSat achieving the revenue growth targets. Substantially all of the goodwill and purchased intangible assets are expected to be deductible for tax purposes over 15 years. AeroSat is included in our Aerospace reporting segment. The purchase price allocation for this acquisition is complete.

Peco, Inc.

On July 18, 2013, we acquired 100% of the stock of Peco, Inc. which designs and manufacturers highly engineered commercial aerospace interior components and systems for the aerospace industry. The company specializes in passenger service units (“PSUs”) which incorporate air handling, emergency oxygen, electrical power management and cabin lighting systems. It also manufactures a wide range of fuel access doors that meet stringent strength, fuel sealing and anti-corrosion requirements. The addition of Peco diversifies the products and technologies that Astronics offers. We purchased the outstanding stock of Peco for $136.0 million in cash. Peco’s unaudited 2013 revenue prior to the acquisition date was approximately $46.2 million. Peco is included in our Aerospace reporting segment. Purchased intangible assets and goodwill are not deductible for tax purposes. The purchase price allocation for this acquisition is complete.

Adjustments made to the preliminary purchase price valuation for the 2013 and 2014 acquisitions during the respective measurement periods were not material.

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

(in thousands, except earnings per share)	2013	2012
Sales	$386,170	$344,233
Net income	$29,456	$24,348
Basic earnings per share	$1.40	$1.18
Diluted earnings per share	$1.34	$1.12

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the year ended December 31, 2013 and 2012. In addition, they are not intended to be a projection of future results.

Max-Viz, Inc.

On July 30, 2012 we acquired, by merger, 100% of the stock of Max-Viz, Inc., a manufacturer of industry-leading Enhanced Vision Systems for defense and commercial aerospace applications for the purpose of improving situational awareness. We purchased the outstanding stock of Max-Viz for $10.7 million in cash plus contingent purchase consideration up to a maximum of $8.0 million subject to meeting certain revenue growth targets over the next three years. Max-Viz is included in our Aerospace reporting segment. The fair value estimate of the contingent consideration at December 31, 2014 is zero as it is not probable that the revenue growth targets will be achieved. Substantially all of the goodwill and purchased intangible assets are expected to be deductible for tax purposes over 15 years. The purchase price allocation for this acquisition is complete.

NOTE 20 — SUBSEQUENT EVENTS

On January 14, 2015, the Company purchased 100% of the equity of Armstrong for approximately $52.0 million in cash. Armstrong, located in Itasca, Illinois, is a leading provider of engineering, design and certification solutions for commercial aircraft, specializing in connectivity, in-flight entertainment, and electrical power systems.

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

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors is contained under the captions “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference to the 2015 Proxy to be filed within 120 days of the end of our fiscal year is incorporated herein by reference.

The executive officers of the Company, their ages, their positions and offices with the Company, and the date each assumed their office with the Company, are as follows:

Name and Age of Executive Officer	Positions and Offices with Astronics	Year First Elected Officer
Peter J. Gundermann Age 52	President, Chief Executive Officer and Director of the Company	2001
David C. Burney Age 52	Executive Vice President, Secretary and Chief Financial Officer of the Company	2003
Mark A. Peabody Age 55	Astronics Advanced Electronic Systems Executive Vice President	2010
James S. Kramer Age 51	Luminescent Systems Inc. Executive Vice President	2010

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information contained under the captions “Certain Relationships and Related Transactions and Director Independence” and “Proposal One: Election of Directors — Board Independence” in the Company’s definitive Proxy Statement to be filed within 120 days of the end of our fiscal year is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the caption “Audit and Non-Audit Fees” in the Company’s definitive Proxy Statement to be filed within 120 days of the end of our fiscal year is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The documents filed as a part of this report are as follows:

1.	The following financial statements are included:

(i)	Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012

(ii)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012

(iii)	Consolidated Balance Sheets as of December 31, 2014 and 2013

(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

(v)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012

(vi)	Notes to Consolidated Financial Statements

(vii)	Reports of Independent Registered Public Accounting Firm

(viii)	Management’s Report on Internal Control Over Financial Reporting

2.	Financial Statement Schedule

Schedule II. Valuation and Qualifying Accounts

All other consolidated financial statement schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

3.	Exhibits

Exhibit No.	Description

3 (a)	Restated Certificate of Incorporation, incorporated by reference to the registrant’s 2013 Annual Report on Form 10-K, Exhibit 3(a), filed March 7, 2014.

(b)	By-Laws, as amended, incorporated by reference to the registrant’s 2008 Annual Report on Form 10-K, Exhibit 3(b), filed March 11, 2009 (File No. 000-07087).

(c)	Certificate of Amendment of the Certificate of Incorporation of Astronics Corporation; incorporated by reference to the registrant’s Form 8-K, Exhibit 3.1, filed May 28, 2013.

10.1*	Restated Thrift and Profit Sharing Retirement Plan, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.1, filed March 3, 2011.

10.2*	1997 Director Stock Option Plan, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.3, filed March 3, 2011.

10.3*	2001 Stock Option Plan, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.4, filed March 3, 2011.

10.4*	Non-Qualified Supplemental Retirement Plan, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.5, filed March 3, 2011.

10.5*	Employment Termination Benefits Agreement dated December 16, 2003 between Astronics Corporation and Peter J. Gundermann, President and Chief Executive Officer of Astronics Corporation, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.6, filed March 3, 2011.

10.6*	Employment Termination Benefits Agreement dated December 16, 2003 between Astronics Corporation and David C. Burney, Vice President and Chief Financial Officer of Astronics Corporation, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.7, filed March 3, 2011.

10.7*	2005 Director Stock Option Plan, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.8, filed March 3, 2011.

10.8*	Supplemental Retirement Plan, Amended and Restated, March 6, 2012, incorporated by reference to the registrant’s 2012 Annual Report on Form 10-K, Exhibit 10.10, filed February 22, 2013.

10.9*	First Amendment of the Employment Termination Benefits Agreement dated December 30, 2008 between Astronics Corporation and Peter J. Gundermann, President and Chief Executive Officer of Astronics, incorporated by reference to the registrant’s 2008 Annual Report on Form 10-K, Exhibit 10.11, filed March 11, 2009 (File No. 000-07087).

10.10*	First Amendment of the Employment Termination Benefits Agreement dated December 30, 2008 between Astronics Corporation and David C. Burney, Vice President and Chief Financial Officer of Astronics Corporation , incorporated by reference to the registrant’s 2008 Annual Report on Form 10-K, Exhibit 10.12, filed March 11, 2009 (File No. 000-07087).

10.11*	Employment Termination Benefits Agreement Dated February 18, 2005 between Astronics Corporation and Mark A. Peabody, Executive Vice President of Astronics Advanced Electronic Systems, Inc., incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.13, filed March 3, 2011.

10.12*	First Amendment of the Employment Termination Benefits Agreement dated December 31, 2008 between Astronics Corporation and Mark A. Peabody, Executive Vice President of Astronics Advanced Electronic Systems, Inc., incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.14, filed March 3, 2011.

10.13*	Form of Indemnification Agreement as executed by each of Astronics Corporation’s Directors and Executive Officers, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.15, filed March 3, 2011.

10.14*	2011 Employee Stock Option Plan, incorporated by reference to the registrant’s Form S-8, Exhibit 4.1 filed on August 4, 2011.

10.15*	Supplemental Retirement Plan II, incorporated by reference to the registrant’s 2012 Annual Report on Form 10-K, Exhibit 10.18, filed February 22, 2013.

10.16	Stock Purchase Agreement between Astronics Corporation, Peco, Inc., and the shareholders of the Company incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1, filed May 29, 2013.

10.17	Amendment to the Stock Purchase Agreement between Astronics Corporation, Peco, Inc., and the shareholders of the Company incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1, filed July 19, 2013.

10.18	Asset Purchase Agreement by and among Astronics AS Corporation, AeroSat Corporation, AeroSat Airborne Internet LLC, AeroSat Avionics, LLC and AeroSat Tech Licensing, LLC incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1, filed October 1, 2013.

10.19	Sale Agreement and Guarantee Agreement relating to PGA Electronic, incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1 and Exhibit 10.2, filed November 5, 2013.

10.20	Purchase Agreement between EADS North America Inc. and Astronics Corporation dated as of January 20, 2014, incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1 filed January 21, 2014.

10.21	Fourth Amended and Restated Credit Agreement entered into by and among Astronics Corporation, HSBC Bank USA, National Association, Bank of America, N.A. and Manufacturers and Traders Trust Company incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1, filed September 26, 2014.

10.22	Stock Purchase Agreement between Planesite Holdings Inc., the shareholders of Planesite, Robert Abbinante and Astronics Corporation dated as of December 23, 2014, incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1 filed December 24, 2014.

21**	Subsidiaries of the Registrant; filed herewith.

23**	Consent of Independent Registered Public Accounting Firm; filed herewith.

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; filed herewith

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; filed herewith

32**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; filed herewith

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Identifies a management contract or compensatory plan or arrangement as required by Item 15(a) (3) of Form 10-K.
**	Submitted electronically herewith

SCHEDULE II

Valuation and Qualifying Accounts

Year	Description	Balance at the Beginning of Period	Acquisitions	Charged to Cost and Expense	(Write-Offs) Recoveries / Other	Balance at End of Period
(In thousands)
2014	Allowance for Doubtful Accounts	$140	$—	$119	$34	$293
	Reserve for Inventory Valuation	11,041	—	1,840	(605)	12,276
	Deferred Tax Valuation Allowance	2,509	—	625	—	3,134

2013	Allowance for Doubtful Accounts	$650	$—	$112	$(622)	$140
	Reserve for Inventory Valuation	12,026	—	537	(1,522)	11,041
	Deferred Tax Valuation Allowance	2,190	—	319	—	2,509

2012	Allowance for Doubtful Accounts	$645	$130	$88	$(213)	$650
	Reserve for Inventory Valuation	10,599	137	1,544	(254)	12,026
	Deferred Tax Valuation Allowance	1,898	—	292	—	2,190

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on February 27, 2015.

Astronics Corporation

By	/s/ Peter J. Gundermann	By	/s/ David C. Burney
Peter J. Gundermann President and Chief Executive Officer		David C. Burney, Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter J. Gundermann	President and Chief Executive Officer (Principal Executive Officer)	February 27, 2015
Peter J. Gundermann

/s/ David C. Burney	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 27, 2015
David C. Burney

/s/ Nancy L. Hedges	Corporate Controller and Principal Accounting Officer	February 27, 2015
Nancy L. Hedges

/s/ Raymond W. Boushie	Director	February 27, 2015
Raymond W. Boushie

/s/ Robert T. Brady	Director	February 27, 2015
Robert T. Brady

/s/ John B. Drenning	Director	February 27, 2015
John B. Drenning

/s/ Peter J. Gundermann	Director	February 27, 2015
Peter J. Gundermann

/s/ Kevin T. Keane	Director	February 27, 2015
Kevin T. Keane

/s/ Robert J. McKenna	Director	February 27, 2015
Robert J. McKenna