Form 10-Q
period 2015-04-04
ASTRONICS CORP
filed 2015-05-13
CIK 8063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 4, 2015

or

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

As of April 4, 2015, 22,079,482 shares of common stock were outstanding consisting of 17,087,180 shares of common stock ($.01 par value) and 4,992,302 shares of Class B common stock ($.01 par value).

Part 1 – Financial Information

Item 1. Financial Statements

ASTRONICS CORPORATION

Consolidated Condensed Balance Sheets

April 4, 2015 with Comparative Figures for December 31, 2014

(In thousands)

	April 4, 2015	December 31, 2014
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$22,563	$21,197
Accounts Receivable, Net of Allowance for Doubtful Accounts	76,346	88,888
Inventories	120,784	115,053
Prepaid Expenses and Other Current Assets	17,628	20,680

Total Current Assets	237,321	245,818

Property, Plant and Equipment, Net of Accumulated Depreciation	124,917	116,316
Other Assets	6,382	5,632
Intangible Assets, Net of Accumulated Amortization	112,033	94,991
Goodwill	119,630	100,153

Total Assets	$600,283	$562,910

Current Liabilities:
Current Maturities of Long-term Debt	$2,658	$2,796
Accounts Payable	34,875	27,903
Accrued Expenses and Other Current Liabilities	31,063	33,465
Customer Advance Payments and Deferred Revenue	37,039	45,052

Total Current Liabilities	105,635	109,216

Long-term Debt	214,099	180,212
Other Liabilities	43,558	45,305

Total Liabilities	363,292	334,733

Shareholders’ Equity:
Common Stock	221	219
Accumulated Other Comprehensive Loss	(15,434)	(11,949)
Other Shareholders’ Equity	252,204	239,907

Total Shareholders’ Equity	236,991	228,177

Total Liabilities and Shareholders’ Equity	$600,283	$562,910

See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION

Consolidated Condensed Statements of Operations

Three Months Ended April 4, 2015 With Comparative Figures for 2014

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	April 4, 2015	March 29, 2014

Sales	$161,638	$140,951

Cost of Products Sold	121,476	110,946

Gross Profit	40,162	30,005

Selling, General and Administrative Expenses	22,619	16,378

Income from Operations	17,543	13,627

Interest Expense, Net of Interest Income	1,246	2,323

Income Before Income Taxes	16,297	11,304

Provision for Income Taxes	5,614	3,797

Net Income	$10,683	$7,507

Earnings per share:
Basic	$0.49	$0.35

Diluted	$0.47	$0.33

See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION

Consolidated Condensed Statements of Comprehensive Income

Three Months Ended April 4, 2015 With Comparative Figures for 2014

(Unaudited)

(In thousands)

	Three Months Ended
	April 4, 2015	March 29, 2014

Net Income	$10,683	$7,507

Other Comprehensive Loss:
Foreign Currency Translation Adjustments	(3,646)	(386)

Change in Accumulated Income on Derivatives – Net of Tax	—	20

Retirement Liability Adjustment – Net of Tax	161	102

Other Comprehensive Loss	(3,485)	(264)

Comprehensive Income	$7,198	$7,243

See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION

Consolidated Condensed Statements of Cash Flows

Three Months Ended April 4, 2015

With Comparative Figures for 2014

(Unaudited)

(In thousands)

	April 4, 2015	March 29, 2014
Cash Flows From Operating Activities:

Net Income	$10,683	$7,507
Adjustments to Reconcile Net Income to Cash Provided By Operating Activities:
Depreciation and Amortization	6,127	4,838
Provisions for Non-Cash Losses on Inventory and Receivables	(74)	312
Stock Compensation Expense	506	394
Deferred Tax Benefit	(40)	(816)
Other	110	(879)
Cash Flows from Changes in Operating Assets and Liabilities:
Accounts Receivable	18,563	(37,632)
Inventories	(3,474)	8,699
Accounts Payable	5,517	9,520
Accrued Expenses	(4,535)	(1,275)
Other Current Assets and Liabilities	(633)	(382)
Customer Advanced Payments and Deferred Revenue	(8,796)	9,203
Income Taxes	2,416	2,776
Supplemental Retirement and Other Liabilities	409	308

Cash Provided By Operating Activities	26,779	2,573

Cash Flows From Investing Activities:
Acquisition of Business, Net of Cash Acquired	(52,615)	(70,275)
Capital Expenditures	(7,059)	(16,906)
Other Investing Activities	(300)	—

Cash Used For Investing Activities	(59,974)	(87,181)

Cash Flows From Financing Activities:
Proceeds from Long-term Debt	40,000	58,000
Payments for Long-term Debt	(5,663)	(405)
Debt Acquisition Costs	—	(280)
Acquisition Earnout Payments	—	(53)
Proceeds from Exercise of Stock Options	402	588
Income Tax Benefit from Exercise of Stock Options	708	1,261

Cash Provided By Financing Activities	35,447	59,111

Effect of Exchange Rates on Cash	(886)	(21)

Increase (Decrease) in Cash and Cash Equivalents	1,366	(25,518)

Cash and Cash Equivalents at Beginning of Period	21,197	54,635

Cash and Cash Equivalents at End of Period	$22,563	$29,117

See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION

Notes to Consolidated Condensed Financial Statements

April 4, 2015

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

Operating Results

The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the three month period ended April 4, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in Astronics Corporation’s 2014 annual report on Form 10-K.

Description of the Business

Astronics Corporation (“Astronics” or the “Company”) is a leading supplier of products to the global aerospace, defense, electronics and semiconductor industries. Our products and services include advanced, high-performance electrical power generation & distribution systems, lighting & safety systems, avionics products, aircraft structures, engineering design and systems certification and automated test systems.

We have operations in the United States (“U.S.”), Canada and France. We design and build our products through our wholly owned subsidiaries Astronics Advanced Electronic Systems Corp. (“AES”); Astronics AeroSat Corporation (“AeroSat”); Ballard Technology, Inc. (“Ballard”); DME Corporation (“DME”); Luminescent Systems, Inc. (“LSI”); Luminescent Systems Canada, Inc. (“LSI Canada”); Max-Viz, Inc. (“Max-Viz”); Peco, Inc. (“Peco”); PGA Electronic s.a. (“PGA”); Astronics Test Systems, Inc. (“ATS”) and Armstrong Aerospace, Inc. (“Armstrong”).

On January 14, 2015, the Company acquired 100% of the equity of Armstrong, located in Itasca, Illinois. Armstrong is a leading provider of engineering, design and systems certification solutions for commercial aircraft, specializing in connectivity, in-flight entertainment, and electrical power systems. Armstrong is included in our Aerospace segment.

On February 28, 2014, Astronics acquired, through a wholly owned subsidiary ATS, certain assets and liabilities of EADS North America’s Test and Services division, located in Irvine, California. ATS is a leading provider of highly engineered automated test systems, subsystems and instruments for commercial electronics and semiconductor products to both the commercial and defense industries. ATS is included in our Test Systems segment.

Cost of Products Sold, Engineering and Development and Selling, General and Administrative Expenses

Cost of products sold includes the costs to manufacture products such as direct materials and labor and manufacturing overhead as well as all engineering and developmental costs. The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. These costs are expensed when incurred and included in cost of products sold. Research and development, design and related engineering amounted to $22.2 million and $17.2 million for the three months ended April 4, 2015 and March 29, 2014, respectively. Selling, general and administrative expenses include costs primarily related to our sales and marketing departments and administrative departments. Interest expense is shown net of interest income. Interest income was insignificant for the three months ended April 4, 2015 and March 29, 2014.

Derivatives

In November 2014, the Company terminated its interest rate swap. Ineffectiveness was not significant for the three month period ended March 29, 2014. The Company classified the cash flows from hedging transactions in the same category as the cash flows from the respective hedged items. No derivative instruments were outstanding at or for the three month period ended April 4, 2015.

Foreign Currency Translation

The Company accounts for its foreign currency translation in accordance with Accounting Standards Codification (“ASC”) Topic 830, Foreign Currency Translation. The aggregate transaction gain or loss included in operations was insignificant for the periods ending April 4, 2015 and March 29, 2014.

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

Accounting Pronouncements Adopted in 2015

There have been no recent accounting pronouncements that have had an impact on the Company’s financial statements.

2) Inventories

Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

(In thousands)	April 4, 2015	December 31, 2014

Finished Goods	$33,021	$28,763
Work in Progress	25,134	28,488
Raw Material	62,629	57,802

	$120,784	$115,053

3) Property, Plant and Equipment

The following table summarizes Property, Plant and Equipment as follows:

(In thousands)	April 4, 2015	December 31, 2014

Land	$11,258	$10,008
Buildings and Improvements	76,314	74,755
Machinery and Equipment	79,126	73,062
Construction in Progress	7,447	4,757

	174,145	162,582
Less Accumulated Depreciation	49,228	46,266

	$124,917	$116,316

4) Intangible Assets

The following table summarizes acquired intangible assets as follows:

		April 4, 2015		December 31, 2014
(In thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	6 Years	$2,146	$1,124	$2,146	$1,077
Trade Names	9 Years	8,217	1,472	8,304	1,288
Completed and Unpatented Technology	7 Years	17,957	4,852	18,107	4,396
Backlog and Customer Relationships	12 Years	113,539	22,378	93,448	20,253

Total Intangible Assets	8 Years	$141,859	$29,826	$122,005	$27,014

All acquired intangible assets other than goodwill and one trade name are being amortized. Amortization expense for acquired intangibles is summarized as follows:

	Three Months Ended
(In thousands)	April 4, 2015	March 29, 2014

Amortization Expense	$2,852	$2,467

Amortization expense for intangible assets expected for 2015 and for each of the next five years is summarized as follows:

(In thousands)

2015	$11,100
2016	10,710
2017	10,293
2018	9,980
2019	9,579
2020	9,524

5) Goodwill

The following table summarizes the changes in the carrying amount of goodwill for 2015:

(In thousands)	December 31, 2014	Acquisition	Foreign Currency Translation	April 4, 2015
Aerospace	$100,153	$20,325	$(848)	$119,630
Test Systems	—	—	—	—

	$100,153	$20,325	$(848)	$119,630

6) Long-term Debt and Notes Payable

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

On September 26, 2014, the Company modified and extended its existing credit facility (the “Original Facility”) by entering into the Fourth Amended and Restated Credit Agreement (the “Agreement”). On the closing date, there were $180.5 million of term loans outstanding and $6 million of revolving loans outstanding under the Original Facility. Pursuant to the Agreement, the Original Facility was replaced with a $350 million revolving credit line with the option to increase the line by up to $150 million. The outstanding balances in the Original Facility were rolled into the Agreement on the date of entry. In addition, the maturity date of the loans under the Agreement is now September 26, 2019. At April 4, 2015 there was $200.0 million outstanding on the revolving credit facility and there remains approximately $148.9 million available, net of outstanding letters of credit. The credit facility allocates up to $20 million of the $350 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. At April 4, 2015, outstanding letters of credit totaled $1.1 million.

Covenants in the Agreement have been modified to where the maximum permitted leverage ratio of funded debt to Adjusted EBITDA (as defined in the Agreement) is 3.5 to 1, increasing to 4.0 to 1 for up to two fiscal quarters following the closing of an acquisition permitted under the Agreement. The Company will pay interest on the unpaid principal amount of the facility at a rate equal to one-, three- or six-month LIBOR plus between 137.5 basis points and 225 basis points based upon the Company’s leverage ratio. The Company will also pay a commitment fee to the Lenders in an amount equal to between 17.5 basis points and 35 basis points on the undrawn portion of the credit facility, based upon the Company’s leverage ratio. The fixed charge coverage ratio under the Original Facility has been replaced with a minimum interest coverage ratio (Adjusted EBITDA to interest expense) of 3.0 to 1 for the term of the Agreement. The Company’s interest coverage ratio was 22.8 to 1 at April 4, 2015. The Company’s leverage ratio was 1.5 to 1 at April 4, 2015.

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

7) Product Warranties

In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. The Company determines warranty reserves needed by product line based on experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended
(In thousands)	April 4, 2015	March 29, 2014

Balance at beginning of period	$4,884	$2,796
Acquisitions	500	790
Warranties issued	738	329
Warranties settled	(726)	(334)
Reassessed warranty exposure	76	156

Balance at end of period	$5,472	$3,737

8) Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for the amount of tax benefits which are not expected to be realized.

ASC Topic 740-10 Overall - Uncertainty in Income Taxes (“ASC Topic 740-10”) clarifies the accounting and disclosure for uncertainty in tax positions. ASC Topic 740-10 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of ASC Topic 740-10 and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. Should the Company need to accrue a liability for uncertain tax benefits, any interest associated with that liability will be recorded as interest expense. Penalties, if any, would be recognized as operating expenses. There were no penalties or interest liability accrued as of April 4, 2015 or December 31, 2014, nor were any penalties or interest costs included in expense for the three month periods ending April 4, 2015 and March 29, 2014. The years under which we conducted our evaluation coincided with the tax years currently still subject to examination by major federal and state tax jurisdictions, those being 2012 through 2014 for federal purposes and 2011 through 2014 for state purposes.

The effective tax rates for the three months ended April 4, 2015 and March 29, 2014 were approximately 34.4% and 33.6%, respectively. The effective tax rate for the first quarters of 2015 and 2014 were lower than the federal statutory rate, due to the domestic production activity deduction and lower effective tax rates on foreign income.

9) Shareholders’ Equity

The changes in shareholders’ equity for the three months ended April 4, 2015 are summarized as follows:

		Number of Shares
(Dollars and Shares in thousands)	Amount	Common Stock	Convertible Class B Stock

Shares Authorized		40,000	10,000
Share Par Value		$0.01	$0.01

COMMON STOCK
Beginning of Period	$219	16,608	5,322
Conversion of Class B Shares to Common Shares	—	411	(411)
Exercise of Stock Options	2	68	81

End of Period	$221	17,087	4,992

ADDITIONAL PAID IN CAPITAL
Beginning of Period	$49,659
Stock Compensation Expense	506
Exercise of Stock Options	1,108

End of Period	$51,273

ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of Period	$(11,949)
Foreign Currency Translation Adjustment	(3,646)
Retirement Liability Adjustment – Net of Tax	161

End of Period	$(15,434)

RETAINED EARNINGS
Beginning of Period	$190,248
Net Income	10,683

End of Period	$200,931

TOTAL SHAREHOLDERS’ EQUITY

Beginning of Period	$228,177

End of Period	$236,991

10) Earnings Per Share

Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended
(In thousands)	April 4, 2015	March 29, 2014
Weighted average shares - Basic	22,011	21,544
Net effect of dilutive stock options	795	1,108

Weighted average shares - Diluted	22,806	22,652

The above information has been adjusted to reflect the impact of the one-for-five distribution of Class B Stock for shareholders of record on September 5, 2014.

Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted earnings per share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. The number of common shares covered by out-of-the-money stock options were insignificant at April 4, 2015.

11) Accumulated Other Comprehensive Loss and Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

(In thousands)	April 4, 2015	December 31, 2014

Foreign Currency Translation Adjustments	$(7,000)	$(3,354)

Retirement Liability Adjustment – Before Tax	(12,975)	(13,223)
Tax Benefit	4,541	4,628

Retirement Liability Adjustment – After Tax	(8,434)	(8,595)

Accumulated Other Comprehensive Loss	$(15,434)	$(11,949)

The components of other comprehensive loss are as follows:

	Three Months Ended
(In thousands)	April 4, 2015	March 29, 2014

Foreign Currency Translation Adjustments	$(3,646)	$(386)

Change in Accumulated Income on Derivatives:
Reclassification to Interest Expense	—	15
Mark to Market Adjustments for Derivatives	—	14
Tax Expense	—	(9)

Change in Accumulated Income on Derivatives	—	20

Retirement Liability Adjustments:
Reclassifications to General and Administrative Expense:
Amortization of prior service cost	130	136
Amortization of net actuarial losses	118	27
Tax Benefit	(87)	(61)

Retirement Liability Adjustment	161	102

Other Comprehensive Loss	$(3,485)	$(264)

12) Supplemental Retirement Plan and Related Post Retirement Benefits

The Company has two non-qualified supplemental retirement defined benefit plans (“SERP” and “SERP II”) for certain executive officers. The following table sets forth information regarding the net periodic pension cost for the plans.

	Three Months Ended
(In thousands)	April 4, 2015	March 29, 2014

Service cost	$48	$62
Interest cost	211	188
Amortization of prior service cost	124	130
Amortization of net actuarial losses	112	27

Net periodic cost	$495	$407

Participants in the SERP are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The following table sets forth information regarding the net periodic cost recognized for those benefits:

	Three Months Ended
(In thousands)	April 4, 2015	March 29, 2014

Service cost	$2	$1
Interest cost	10	8
Amortization of prior service cost	6	6
Amortization of net actuarial losses	6	—

Net periodic cost	$24	$15

13) Sales to Major Customers

The Company has a significant concentration of business with two major customers, each in excess of 10% of consolidated sales. The loss of either of these customers would significantly, negatively impact our sales and earnings.

Sales to these two customers represented 24% and 15% of consolidated sales for the three months ended April 4, 2015. Sales to these customers were in the Aerospace segment. Accounts receivable from these customers at April 4, 2015 was approximately $21.2 million.

The Company had sales to two customers in the Aerospace segment that represented 20% and 15% of consolidated sales for the three months ended March 29, 2014.

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

On December 29, 2010, Lufthansa Technik AG (“Lufthansa”) filed a Statement of Claim in the Regional State Court of Mannheim, Germany. Lufthansa’s claim asserts that our subsidiary, AES sold, marketed and brought into use in Germany a power supply system which infringes upon a German patent held by Lufthansa. The relief sought by Lufthansa includes requiring AES to stop selling and marketing the allegedly infringing power supply system, a recall of allegedly infringing products sold to commercial customers since November 26, 2003 and compensation for damages. The claim does not specify an estimate of damages and a damages claim will be made by Lufthansa only if it receives a favorable ruling on the determination of infringement.

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

The Company appealed and believes it has valid defenses to refute the decision. The appeal process is estimated to extend up to two years. As a result, we do not currently have sufficient information to provide an estimate of AES’s potential exposure related to this matter. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to this litigation as of April 4, 2015.

On November 26, 2014, Lufthansa filed a complaint in the United States District for the Western District of Washington. Lufthansa’s complaint in this action alleges that AES manufactures, uses, sells and offers for sale a power supply system which infringes upon a U.S. patent held by Lufthansa. The patent at issue in the U.S. action is based on technology similar to that involved in the German action. However, the U.S. court will not be bound by the ultimate determination made by the German court. The Company believes it has valid defenses to refute Lufthansa’s claims and intends to contest this matter vigorously. As this matter is in the early stages of fact discovery, we do not currently have sufficient information to provide an estimate of AES’s potential exposure related to this matter. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to this litigation as of April 4, 2015.

15) Segment Information

Below are the sales and operating profit by segment for the three months ended April 4, 2015 and March 29, 2014 and a reconciliation of segment operating profit to income before income taxes. Operating profit is net sales less cost of products sold and other operating expenses excluding interest and corporate expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment.

	Three Months Ended
(Dollars in thousands)	April 4, 2015	March 29, 2014

Sales
Aerospace	$142,352	$122,372

Test Systems	19,341	18,689
Less Intersegment Sales	(55)	(110)

	19,286	18,579

Total Consolidated Sales	$161,638	$140,951

Operating Profit (Loss) and Margins
Aerospace	$23,402	$17,490
	16.4%	14.3%

Test Systems	(2,225)	(1,695)
	(11.5)%	(9.1)%

Total Operating Profit	21,177	15,795
	13.1%	11.2%
Deductions from Operating Profit
Interest Expense, Net of Interest Income	1,246	2,323
Corporate Expenses and Other	3,634	2,168

Income Before Income Taxes	$16,297	$11,304

Identifiable Assets

(In thousands)	April 4, 2015	December 31, 2014

Aerospace	$512,777	$468,481
Test Systems	64,413	69,247
Corporate	23,093	25,182

Total Assets	$600,283	$562,910

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

On a Recurring Basis:

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of April 4, 2015 and December 31, 2014:

(In thousands)	Classification	Total	Level 1	Level 2	Level 3

Acquisition contingent consideration
April 4, 2015	Current Liabilities	$(1,578)	—	—	$(1,578)
December 31, 2014	Current Liabilities	—	—	—	—

April 4, 2015	Other Liabilities	$(173)	—	—	$(173)
December 31, 2014	Other Liabilities	$(1,651)	—	—	$(1,651)

Our Level 3 fair value liabilities represent contingent consideration recorded related to the 2011 Ballard acquisition, to be paid up to a maximum of $5.5 million if annual revenue growth targets are met in the years 2012 - 2016 and the 2013 AeroSat acquisition, to be paid up to a maximum of $53.0 million if annual revenue targets are met in the years 2014 and 2015. The change in the balance of contingent consideration during the three month period ended April 4, 2015 is due to accretion, which is classified within interest expense in the consolidated condensed statement of operations. Contingent consideration payments related to 2014 were insignificant.

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

At April 4, 2015, the fair value of goodwill and intangible assets classified using Level 3 inputs are comprised of the Armstrong goodwill and intangible assets acquired on January 14, 2015, which are currently valued based on management’s best estimates. When the accounting for the acquisition is finalized, these intangible assets will be valued using discounted cash flow methodology.

Due to their short-term nature, the carrying value of cash and equivalents, accounts receivable, accounts payable, and notes payable approximate fair value. The carrying value of the Company’s variable rate long-term debt instruments also approximates fair value due to the variable rate feature of these instruments. As of April 4, 2015, the Company concluded that no indicators of impairment relating to intangible assets or goodwill existed and an interim test was not performed.

17) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance regarding revenue recognition. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. This authoritative guidance will be effective as of the Company’s first quarter of fiscal 2017. However, the FASB has proposed a deferral of the effective date of the new revenue standard by one year. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements and disclosures.

In April 2015, the FASB issued authoritative guidance regarding the presentation of debt issuance costs. The authoritative guidance requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. This authoritative guidance, which will be applied on a retrospective basis, will be effective as of the Company’s first quarter of fiscal 2016, with early adoption permitted. The Company plans to early adopt by the end of fiscal 2015 with no material impact on its consolidated financial statements and disclosures.

In April 2015, the FASB issued authoritative guidance regarding customer’s accounting for fees paid in a cloud computing arrangement. The authoritative guidance provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the guidance requires the software license element of the arrangement to be accounted for consistent with other software license agreements. This authoritative guidance will be effective as of the Company’s first quarter of fiscal 2016, with early adoption permitted. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

18) Acquisitions

Armstrong

On January 14, 2015, the Company purchased 100% of the equity of Armstrong for approximately $52.6 million in cash. Armstrong, located in Itasca, Illinois, is a leading provider of engineering, design and certification solutions for commercial aircraft, specializing in connectivity, in-flight entertainment, and electrical power systems. Armstrong will be included in our Aerospace segment. This transaction was not considered material to the Company’s financial position or results of operations.

Astronics Test Systems

On February 28, 2014, our wholly owned subsidiary, ATS, purchased substantially all of the assets and liabilities of the Test and Services Division of EADS North America, Inc. for approximately $69.4 million in cash, including a net working capital adjustment of approximately $16.4 million. Located in Irvine, California, ATS is a leading provider of highly-engineered automated test systems, subsystems and instruments for the semiconductor, commercial electronics, commercial aerospace and defense industries. ATS provides fully customized testing systems and support services for these markets. It also designs and manufactures test equipment under the test instrument brands known as Racal and Talon. The acquisition strengthens our service offerings and expertise in the test market. This subsidiary is included in our Test Systems segment. The purchase price allocation for this acquisition has been finalized. Purchased intangible assets are deductible for tax purposes.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10-K for the year ended December 31, 2014.)

OVERVIEW

Astronics Corporation (“Astronics” or the “Company”) is a leading supplier of products to the global aerospace, defense, electronics and semiconductor industries. Our products and services include advanced, high-performance electrical power generation & distribution systems, lighting & safety systems, avionics products, aircraft structures, engineering design & systems certification and automated test systems.

Our Aerospace segment designs and manufactures products for the global aerospace industry. Product lines include lighting & safety systems, electrical power generation, distribution and motions systems, aircraft structures, engineering design & systems certification and avionics products. Our Aerospace customers are the airframe manufacturers (OEM’s) that build aircraft for the commercial, military and general aviation markets, suppliers to those OEM’s, aircraft operators such as airlines and branches of the U.S. Department of Defense as well as the Federal Aviation Administration and airport operators. Our Test Systems segment designs, develops, manufactures and maintains automated test systems that support the semiconductor, commercial electronics, aerospace, communications and weapons test systems as well as training and simulation devices for both commercial and military applications. In the Test Systems Segment, Astronics’ products are sold to a global customer base including OEMs and prime government contractors for both commercial electronics and military products.

Our strategy is to increase our value by developing technologies and capabilities either internally or through acquisition, and using those capabilities to provide innovative solutions to the aerospace and defense, commercial electronics, semiconductor and other markets where our technology can be beneficial.

Important factors affecting our growth and profitability are the rate at which new aircraft are produced, government funding of military programs, our ability to have our products designed into new aircraft and the rates at which aircraft owners, including commercial airlines, refurbish or install upgrades to their aircraft. New aircraft build rates and aircraft owners spending on upgrades and refurbishments is cyclical and dependent on the strength of the global economy. Once designed into a new aircraft, the spare parts business is frequently retained by the Company. With the acquisition of ATS in 2014, future growth and profitability of the test business is dependent on developing and procuring new and follow-on business in commercial electronics and semiconductor markets as well as with the military. The nature of our Test Systems business is such that it pursues large multi-year projects. There can be significant periods of time between orders in this business which may result in large fluctuations of sales and profit levels and backlog from period to period.

ACQUISITIONS

On January 14, 2015, the Company purchased 100% of the equity of Armstrong Aerospace, Inc. (“Armstrong”) for approximately $52.6 million in cash. Specializing in connectivity, in-flight entertainment, and electrical power systems, Armstrong is a leading provider of engineering, design and certification solutions for commercial aircraft, and is located in Itasca, Illinois. Armstrong is included in our Aerospace segment.

On February 28, 2014, Astronics completed the acquisition of substantially all of the assets and liabilities of EADS North America’s Test and Services division. ATS is located in Irvine, California and is a leading provider of highly engineered automated test systems, subsystems and instruments for the semiconductor, commercial electronics, commercial aerospace and defense industries. The purchase price was approximately $69.4 million in cash. The addition of ATS complements products and technologies that the Test Systems segment offers.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Three Months Ended
(Dollars in thousands)	April 4, 2015	March 29, 2014

Sales	$161,638	$140,951
Gross Profit (sales less cost of products sold)	$40,162	$30,005
Gross Margin	24.8%	21.3%
Selling, General and Administrative Expenses	$22,619	$16,378
SG&A Expenses as a Percentage of Sales	14.0%	11.6%
Interest Expense, Net of Interest Income	$1,246	$2,323
Effective Tax Rate	34.4%	33.6%
Net Income	$10,683	$7,507

A discussion by segment can be found at “Segment Results of Operations and Outlook” in this MD&A.

Consolidated sales for the first quarter of 2015 increased 14.7% to $161.6 million compared with $141.0 million for the same period last year. Aerospace segment sales increased $19.9 million to $142.4 million and Test Systems segment sales increased $0.7 million to $19.3 million. First quarter 2014 sales reflect four weeks of activity for ATS, which was acquired on February 28, 2014. The 2015 first quarter included incremental sales of $6.6 million from Armstrong acquired on January 14, 2015 (see Notes to Consolidated Condensed Financial Statements, Note 18), while organic sales increased $14.0 million, or 9.9% to $155.0 million.

Consolidated cost of products sold increased $10.6 million to $121.5 million in the first quarter of 2015 from $110.9 million for the same period last year. The increase was primarily due to the incremental cost of products sold associated with Armstrong of $4.9 million, increased cost of products sold associated with increased organic sales volumes and increased engineering and development (“E&D”) costs. E&D costs were $22.2 million in the first quarter of 2015, compared to $17.2 million in last year’s first quarter . The increase in E&D costs were largely attributable to the incremental E&D costs of ATS ($1.9 million) and Armstrong ($1.3 million). Cost of products sold in the first quarter of 2014 included approximately $8.7 million related to inventory step-up expense, as compared to $0.6 million in the first quarter of 2015. Consolidated cost of products sold as a percentage of sales was 75.2% in the first quarter of 2015 compared with 78.7% in the first quarter of 2014.

Selling, general and administrative (“SG&A”) expenses were $22.6 million, or 14.0% of sales, in the first quarter of 2015 compared with $16.4 million, or 11.6% of sales, in the same period last year. The increase was due primarily to the incremental SG&A costs of ATS and Armstrong, which added $3.1 million to SG&A in the first quarter of 2015, including $0.8 million of amortization expense for acquired intangible assets of those businesses. Additionally, higher SG&A expense reflects increased headcount and compensation costs to support growth.

The effective tax rates were 34.4% and 33.6% for the three months ended April 4, 2015 and March 29, 2014, respectively. The effective tax rate for the first quarters of 2015 and 2014 were lower than the federal statutory rate due to the domestic production activity deduction and lower effective tax rates on foreign income.

For the three months ended April 4, 2015, the earnings per share increase, as compared to the respective period in the prior year, is due primarily to the increase in net income. Earnings per share for all prior periods presented have been calculated reflecting the effect of the one-for-five Class B share distribution for shareholders of record on September 5, 2014.

We expect consolidated sales in 2015 to be between $680 million and $740 million. Approximately $550 million to $580 million of forecasted 2015 revenue is expected from the Aerospace segment, while approximately $130 million to $160 million of the forecasted revenue is expected from the Test Systems segment.

Our consolidated backlog at April 4, 2015 was $378.5 million, of which approximately $314.1 million is expected to ship in 2015.

We expect our capital equipment spending in 2015 to be in the range of $20 million to $27 million. E&D costs are estimated to be in the range of $75 million to $80 million.

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

AEROSPACE SEGMENT

	Three Months Ended
(In thousands)	April 4, 2015	March 29, 2014

Sales	$142,352	$122,372
Operating profit	$23,402	$17,490
Operating Margin	16.4%	14.3%

	April 4, 2015	December 31, 2014
Total Assets	$512,777	$468,481
Backlog	$233,955	$223,769

Aerospace Sales by Market	Three Months Ended
(In thousands)	April 4, 2015	March 29, 2014

Commercial Transport	$120,194	$99,287
Military	9,258	8,958
Business Jet	8,092	9,866
Other	4,808	4,261

	$142,352	$122,372

Aerospace Sales by Product Line	Three Months Ended
(In thousands)	April 4, 2015	March 29, 2014

Electrical Power & Motion	$69,570	$65,833
Lighting & Safety	42,077	35,091
Avionics	17,367	12,752
Systems Certification	4,574	—
Structures	3,956	3,638
Other	4,808	5,058

	$142,352	$122,372

Aerospace segment sales increased by $19.9 million, or 16.3% when compared with the prior year’s first quarter to $142.4 million. Organic sales grew 10.9%, or $13.3 million, and sales from Armstrong added $6.6 million.

Sales to the Commercial Transport market increased $20.9 million, of which $6.6 million was related to the acquisition of Armstrong, primarily comprised of Systems Certification sales. The remaining increase primarily related to higher organic sales of Lighting & Safety, Avionics and Electrical Power & Motion products. Organic Lighting and Safety product sales to the Commercial Transport market increased by $5.4 million. Organic sales of Avionics products to the Commercial Transport market increased by $5.0 million. Organic sales of Electrical Power & Motion products to the Commercial Transport market increased approximately $3.5 million.

Sales to the Business Jet market decreased $1.8 million when compared with last year’s first quarter, due to lower organic sales of avionics and lighting products to this market.

Aerospace operating profit for the first quarter of 2015 was $23.4 million, or 16.4% of sales, compared with $17.5 million, or 14.3% of sales, in the same period last year. Approximately $0.6 million in operating profit was related to Armstrong, which was acquired in January 2015. Armstrong inventory step-up expense was $0.6 in the first quarter of 2015. Operating profit in the first quarter of 2014 included expense of $2.4 million associated with inventory step-up, primarily related to AeroSat and PGA, which were acquired in the fourth quarter of 2013. Operating leverage gained on volume for the organic business was partially offset by approximately $1.9 million of higher organic E&D costs. Aerospace SG&A expense increased $2.6 million in the first quarter of 2015 as compared with 2014. The increase was due primarily to the incremental SG&A of Armstrong which added $1.2 million, including $0.4 million of purchased intangible asset amortization expense for acquired intangible assets.

Outlook for Aerospace – We expect 2015 sales for our Aerospace segment to be in the range of $550 million to $580 million. The Aerospace segment’s backlog at the end of the first quarter of 2015 was $234.0 million with approximately $209.5 million expected to be shipped over the remaining part of 2015 and $219.8 million is expected to ship over the next 12 months.

TEST SYSTEMS SEGMENT

	Three Months Ended
(In thousands)	April 4, 2015	March 29, 2014

Sales	$19,341	$18,689
Less Intersegment Sales	(55)	(110)

Net Sales	$19,286	$18,579

Operating profit (loss)	$(2,225)	$(1,695)
Operating Margin	(11.5)%	(9.1)%

	April 4, 2015	December 31, 2014
Total Assets	$64,413	$69,247
Backlog	$144,514	$146,964

Test Systems Sales by Market	Three Months Ended
(In thousands)	April 4, 2015	March 29, 2014

Commercial Electronics	$4,752	$14,337
Military	14,534	4,242

	$19,286	$18,579

Sales in the 2015 first quarter increased $0.7 million to $19.3 million compared with sales of $18.6 million for the same period in 2014. During 2014, ATS completed delivery of units with its primary customer in the Commercial Electronics market and will begin delivery on a follow on order in the second or third quarter of this year. The decrease in the Commercial Electronics market was offset by increased sales to the Military market, primarily resulting from incremental sales attributable to the acquisition of ATS. Operating loss for the first quarter of 2015 was $2.2 million compared with an operating loss of $1.7 million in the same period last year, primarily as a result of $0.3 million of incremental amortization expense related to the ATS intangible assets in the first quarter of 2015 as compared to the first quarter of 2014.

Outlook for Test Systems – We expect sales for the Test Systems segment for 2015 to be in the range of $130 million to $160 million. The Test Systems segment’s backlog at the end of the first quarter of 2015 was $144.5 million with approximately $104.6 million expected to be shipped over the remaining part of 2015 and approximately $112.6 million scheduled to ship over the next 12 months. By the end of 2014, we delivered the final unit under our initial contract with our major customer. We received a follow-on order from this customer, and expect to begin delivery of the associated units in the second or third quarter of 2015.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities:

Cash provided by operating activities totaled $26.8 million for the first three months of 2015, as compared with $2.6 million during the same period in 2014. Cash flow from operating activities increased primarily due to higher net income as adjusted for non-cash expenses and by the impact of decreases in net operating assets for the first three months of 2015 when compared with the first three months of 2014.

Investing Activities:

Cash used for investing activities was $60.0 million for the first three months of 2015 compared with $87.2 million used in the same period of 2014. Cash used for the acquisition of Armstrong in January 2015 was $52.6 million. Cash used for capital expenditures of $7.1 million related primarily to the modifications of the new buildings in Clackamas, Oregon. The Company expects capital spending in 2015 to be in the range of $20 million to $27 million.

Financing Activities:

The primary financing activities in 2015 relate to borrowings on our senior credit facility to fund the acquisition of Armstrong and principal payments against our outstanding balance on the senior facility. In January 2015, we borrowed $40.0 million to fund the acquisition of Armstrong. Through the end of the first quarter of 2015 we made principal payments of $5.7 million, primarily from funds generated by operations.

On February 28, 2014, in connection with the funding of ATS, the Company amended its existing credit facility (the “Original Facility”) to exercise its option to increase the revolving credit commitment. The Credit Agreement provided for a $125 million five-year revolving credit facility maturing on June 30, 2018, of which $58.0 million was drawn to finance the acquisition. In the first quarter of 2014, we made principal payments of $0.4 million.

On September 26, 2014, we modified and extended the Original Facility by entering into the Fourth Amended and Restated Credit Agreement (the “Agreement”). On the closing date, there were $180.5 million of term loans outstanding, $6 million of revolving loans outstanding and letters of credit with a face amount of $8.7 million outstanding under the Original Facility. Pursuant to the Agreement, the Original Facility was replaced with a $350 million revolving credit line with the option to increase the line by up to $150 million. The outstanding balances in the Original Facility were rolled into the Agreement on the date of entry. In addition, the maturity date of the loans under the Agreement is now September 26, 2019.

The maximum permitted leverage ratio of funded debt to Adjusted EBITDA (as defined in the Agreement)is 3.5 to 1, increasing to 4.0 to 1 for up to two fiscal quarters following the closing of an acquisition permitted under the Agreement. The Company will pay interest on the unpaid principal amount of the facility at a rate equal to one-, three- or six-month Libor plus between 137.5 basis points and 225 basis points based upon the Company’s leverage ratio. The Company will also pay a commitment fee to the Lenders in an amount equal to between 17.5 basis points and 35 basis points on the undrawn portion of the credit facility, based upon the Company’s leverage ratio. The fixed charge coverage ratio under the Original Facility was replaced with a minimum interest coverage ratio (EBITDA to interest expense) of 3.0 to 1 for the term of the Agreement. At April 4, 2015, the Company was in compliance with all of the covenants pursuant to the credit facility. Our interest coverage ratio was 22.8 to 1 and the leverage ratio was 1.5 to 1 at April 4, 2015.

The Company’s cash needs for working capital, debt service and capital equipment during 2015 are expected to be met by cash flows from operations and cash balances and, if necessary, utilization of the revolving credit facility.

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

BACKLOG

The Company’s backlog at April 4, 2015 was $378.5 million compared with $370.7 million at December 31, 2014 and $362.4 million at March 29, 2014.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table represents contractual obligations as of April 4, 2015:

	Payments Due by Period
(In thousands)	Total	2015	2016-2017	2018-2019	After 2019
Long-term Debt	$216,757	$1,934	$5,286	$204,505	$5,032
Purchase Obligations	132,894	127,463	4,994	437	—
Interest on Long-term Debt	19,028	4,105	7,955	6,637	331
Supplemental Retirement Plan and Post Retirement Obligations	21,880	303	807	804	19,966
Operating Leases	9,163	2,214	3,858	2,962	129
Other Long-term Liabilities	1,891	21	1,772	26	72

Total Contractual Obligations	$401,613	$136,040	$24,672	$215,371	$25,530

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

MARKET RISK

The Company believes that there have been no material changes in the current year regarding the market risk information for its exposure to interest rate fluctuations. Although the majority of our sales, expenses and cash flows are transacted in U.S. dollars, we have exposure to changes in foreign currency exchange rates related to the Euro and the Canadian dollar. The Company believes that the impact of changes in foreign currency exchange rates in 2015 have not been significant.

CRITICAL ACCOUNTING POLICIES

Refer to the Company’s annual report on Form 10-K for the year ended December 31, 2014 for a complete discussion of the Company’s critical accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance regarding revenue recognition. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. This authoritative guidance will be effective as of the Company’s first quarter of fiscal 2017. However, the FASB has proposed a deferral of the effective date of the new revenue standard by one year. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements and disclosures.

In April 2015, the FASB issued authoritative guidance regarding the presentation of debt issuance costs. The authoritative guidance requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. This authoritative guidance, which will be applied on a retrospective basis, will be effective as of the Company’s first quarter of fiscal 2016, with early adoption permitted. The Company plans to early adopt by the end of fiscal 2015 with no material impact on its consolidated financial statements and disclosures.

In April 2015, the FASB issued authoritative guidance regarding customer’s accounting for fees paid in a cloud computing arrangement. The authoritative guidance provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the guidance requires the software license element of the arrangement to be accounted for consistent with other software license agreements. This authoritative guidance will be effective as of the Company’s first quarter of fiscal 2016, with early adoption permitted. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

FORWARD-LOOKING STATEMENTS

Information included in this report that does not consist of historical facts, including statements accompanied by or containing words such as “may,” “will,” “should,” “believes,” “expects,” “expected,” “intends,” “plans,” “projects,” “approximate,” “estimates,” “predicts,” “potential,” “outlook,” “forecast,” “anticipates,” “presume” and “assume,” are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and are subject to several factors, risks and uncertainties, the impact or occurrence of which could cause actual results to differ materially from the expected results described in the forward-looking statements. Certain of these factors, risks and uncertainties are discussed in the sections of this report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” New factors, risks and uncertainties may emerge from time to time that may affect the forward-looking statements made herein. Given these factors, risks and uncertainties, investors should not place undue reliance on forward-looking statements as predictive of future results. We disclaim any obligation to update the forward-looking statements made in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Market Risk in Item 2, above.

Item 4. Controls and Procedures

a)	The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 4, 2015. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 4, 2015.

b)	Changes in Internal Control over Financial Reporting - There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company has appealed and believes it has valid defenses to refute the decision. The appeal process is estimated to extend up to two years. As a result, we do not currently have sufficient information to provide an estimate of AES’s potential exposure related to this matter. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to this litigation as of April 4, 2015.

On November 26, 2014, Lufthansa filed a complaint in the United States District for the Western District of Washington. Lufthansa’s complaint in this action alleges that AES manufactures, uses, sells and offers for sale a power supply system which infringes upon a U.S. patent held by Lufthansa. The patent at issue in the U.S. action is based on technology similar to that involved in the German action. However, the U.S. court will not be bound by the ultimate determination made by the German court. The Company believes it has valid defenses to refute Lufthansa’s claims and intends to contest this matter vigorously. As this matter is in the early stages of fact discovery, we do not currently have sufficient information to provide an estimate of AES’s potential exposure related to this matter. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to this litigation as of April 4, 2015.

Other than this proceeding, we are not party to any significant pending legal proceedings that management believes will result in material adverse effect on our financial condition or results of operations.

Item 1a Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or results of operations. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Item 2. Unregistered sales of equity securities and use of proceeds

(c)	The following table summarizes the Company’s purchases of its common stock for the quarter ended April 4, 2015:

Period	(a) Total number of shares Purchased	(b) Average Price Paid per Share	(c) Total number of shares Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 – January 31, 2015	1,856	$55.27	—	—
February 1, 2015 – February 28, 2015	1,066	56.06	—	—
March 1, 2015 – April 4, 2015	2,405	70.79	—	—

Total	5,327	$60.71	—	—

In connection with the exercise of stock options, we accept, from time to time, delivery of shares to pay the exercise price of stock options.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 31.1	Section 302 Certification - Chief Executive Officer

Exhibit 31.2	Section 302 Certification - Chief Financial Officer

Exhibit 32.	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.1*	Instance Document

Exhibit 101.2*	Schema Document

Exhibit 101.3*	Calculation Linkbase Document

Exhibit 101.4*	Labels Linkbase Document

Exhibit 101.5*	Presentation Linkbase Document

Exhibit 101.6*	Definition Linkbase Document

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRONICS CORPORATION
(Registrant)

Date:	May 13, 2015	By:	/s/ David C. Burney
David C. Burney
Executive Vice President and Chief Financial Officer (Principal Financial Officer)