Form 10-Q
period 2015-07-04
ASTRONICS CORP
filed 2015-08-11
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 4, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 4, 2015, 22,126,070 shares of common stock were outstanding consisting of 17,270,738 shares of common stock ($.01 par value) and 4,855,332 shares of Class B common stock ($.01 par value).

Part 1 – Financial Information
Item 1. Financial Statements
ASTRONICS CORPORATION
Consolidated Condensed Balance Sheets
July 4, 2015 with Comparative Figures for December 31, 2014
(In thousands)

	July 4, 2015	December 31, 2014
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$23,767	$21,197
Accounts Receivable, Net of Allowance for Doubtful Accounts	98,836	88,888
Inventories	133,418	115,053
Prepaid Expenses and Other Current Assets	18,057	20,680
Total Current Assets	274,078	245,818
Property, Plant and Equipment, Net of Accumulated Depreciation	126,329	116,316
Other Assets	8,995	5,632
Intangible Assets, Net of Accumulated Amortization	114,230	94,991
Goodwill	114,578	100,153
Total Assets	$638,210	$562,910
Current Liabilities:
Current Maturities of Long-term Debt	$2,702	$2,796
Accounts Payable	38,609	27,903
Accrued Expenses and Other Current Liabilities	35,996	33,465
Customer Advance Payments and Deferred Revenue	32,588	45,052
Total Current Liabilities	109,895	109,216
Long-term Debt	228,469	180,212
Other Liabilities	43,698	45,305
Total Liabilities	382,062	334,733
Shareholders’ Equity:
Common Stock	222	219
Accumulated Other Comprehensive Loss	(14,840)	(11,949)
Other Shareholders’ Equity	270,766	239,907
Total Shareholders’ Equity	256,148	228,177
Total Liabilities and Shareholders’ Equity	$638,210	$562,910
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Operations
Three and Six Months Ended July 4, 2015 With Comparative Figures for 2014
(Unaudited)
(In thousands, except per share data)

	Six Months Ended		Three Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Sales	$334,794	$315,514	$173,156	$174,563
Cost of Products Sold	245,180	242,307	123,704	131,361
Gross Profit	89,614	73,207	49,452	43,202
Selling, General and Administrative Expenses	43,916	37,099	21,297	20,721
Income from Operations	45,698	36,108	28,155	22,481
Interest Expense, Net of Interest Income	2,357	4,882	1,111	2,559
Income Before Income Taxes	43,341	31,226	27,044	19,922
Provision for Income Taxes	14,968	10,575	9,354	6,778
Net Income	$28,373	$20,651	$17,690	$13,144
Earnings Per Share:
Basic	$1.29	$0.96	$0.80	$0.61
Diluted	$1.24	$0.91	$0.77	$0.58
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Comprehensive Income
Three and Six Months Ended July 4, 2015 With Comparative Figures for 2014
(Unaudited)
(In thousands)

	Six Months Ended		Three Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net Income	$28,373	$20,651	$17,690	$13,144
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(3,214)	(568)	432	(182)
Change in Accumulated Loss on Derivatives – Net of Tax	—	(8)	—	(28)
Retirement Liability Adjustment – Net of Tax	323	208	162	106
Other Comprehensive (Loss) Income	(2,891)	(368)	594	(104)
Comprehensive Income	$25,482	$20,283	$18,284	$13,040
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Cash Flows
Six Months Ended July 4, 2015
With Comparative Figures for 2014
(Unaudited)
(In thousands)

	July 4, 2015	June 28, 2014
Cash Flows From Operating Activities:
Net Income	$28,373	$20,651
Adjustments to Reconcile Net Income to Cash Provided By Operating Activities:
Depreciation and Amortization	12,545	10,309
Provisions for Non-Cash Losses on Inventory and Receivables	957	510
Stock Compensation Expense	1,143	866
Deferred Tax Benefit	(576)	(2,765)
Non-Cash Earnout Liability Adjustment	(1,268)	(83)
Other	158	(565)
Cash Flows from Changes in Operating Assets and Liabilities:
Accounts Receivable	(3,797)	(33,723)
Inventories	(16,786)	17,736
Accounts Payable	9,192	3,702
Accrued Expenses	(857)	760
Other Current Assets and Liabilities	(352)	(1,319)
Customer Advanced Payments and Deferred Revenue	(13,287)	3,852
Income Taxes	4,610	2,684
Supplemental Retirement and Other Liabilities	820	615
Cash Provided By Operating Activities	20,875	23,230
Cash Flows From Investing Activities:
Acquisition of Business, Net of Cash Acquired	(52,615)	(67,851)
Capital Expenditures	(12,277)	(23,091)
Other Investing Activities	(2,678)	—
Cash Used For Investing Activities	(67,570)	(90,942)
Cash Flows From Financing Activities:
Proceeds from Long-term Debt	55,000	58,150
Payments for Long-term Debt	(6,331)	(25,883)
Debt Acquisition Costs	—	(280)
Acquisition Earnout Payments	(2)	(42)
Proceeds from Exercise of Stock Options	638	804
Income Tax Benefit from Exercise of Stock Options	708	1,261
Cash Provided By Financing Activities	50,013	34,010
Effect of Exchange Rates on Cash	(748)	(108)
Increase (Decrease) in Cash and Cash Equivalents	2,570	(33,810)
Cash and Cash Equivalents at Beginning of Period	21,197	54,635
Cash and Cash Equivalents at End of Period	$23,767	$20,825
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Notes to Consolidated Condensed Financial Statements
July 4, 2015
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
Operating Results
The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the three and six months ended July 4, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
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
Cost of Products Sold, Engineering and Development and Selling, General and Administrative Expenses
Cost of products sold includes the costs to manufacture products such as direct materials and labor and manufacturing overhead as well as all engineering and developmental costs. The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. These costs are expensed when incurred and included in cost of products sold. Research and development, design and related engineering amounted to $21.3 million and $20.6 million for the three months ended July 4, 2015 and June 28, 2014, respectively, and $43.6 million and $37.9 million for the six months ended July 4, 2015 and June 28, 2014, respectively. Selling, general and administrative expenses include costs primarily related to our sales and marketing departments and administrative departments. Interest expense is shown net of interest income. Interest income was insignificant for the three and six months ended July 4, 2015 and June 28, 2014.

Derivatives
In November 2014, the Company terminated its interest rate swap. Ineffectiveness was not significant for the three and six months ended June 28, 2014. The Company classified the cash flows from hedging transactions in the same category as the cash flows from the respective hedged items. No derivative instruments were outstanding at or for the three or six months ended July 4, 2015.
Foreign Currency Translation
The Company accounts for its foreign currency translation in accordance with Accounting Standards Codification (“ASC”) Topic 830, Foreign Currency Translation. The aggregate transaction gain or loss included in operations was insignificant for the three and six months ended July 4, 2015 and June 28, 2014.
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
Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.
2) Inventories
Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

(In thousands)	July 4, 2015	December 31, 2014
Finished Goods	$32,784	$28,763
Work in Progress	31,202	28,488
Raw Material	69,432	57,802
	$133,418	$115,053

3) Property, Plant and Equipment
The following table summarizes Property, Plant and Equipment as follows:

(In thousands)	July 4, 2015	December 31, 2014
Land	$11,162	$10,008
Buildings and Improvements	78,900	74,755
Machinery and Equipment	83,380	73,062
Construction in Progress	5,417	4,757
	178,859	162,582
Less Accumulated Depreciation	52,530	46,266
	$126,329	$116,316
4) Intangible Assets
The following table summarizes acquired intangible assets as follows:

		July 4, 2015		December 31, 2014
(In thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	6 Years	$2,146	$1,171	$2,146	$1,077
Non-compete Agreement	5 Years	2,600	238	—	—
Trade Names	9 Years	10,230	1,748	8,304	1,288
Completed and Unpatented Technology	7 Years	24,079	5,584	18,107	4,396
Backlog and Customer Relationships	12 Years	107,928	24,012	93,448	20,253
Total Intangible Assets	8 Years	$146,983	$32,753	$122,005	$27,014
All acquired intangible assets other than goodwill and one trade name are being amortized. Amortization expense for acquired intangibles is summarized as follows:

	Six Months Ended		Three Months Ended
(In thousands)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Amortization Expense	$5,772	$4,904	$2,920	$2,437
Amortization expense for acquired intangible assets expected for 2015 and for each of the next five years is summarized as follows:

(In thousands)
2015	$11,452
2016	10,791
2017	10,361
2018	10,048
2019	9,647
2020	9,094

The Company also incurs amortization expense related to other assets. Such amortization expense was not significant in the three or six months ended July 4, 2015 and June 28, 2014.

5) Goodwill
The following table summarizes the changes in the carrying amount of goodwill for 2015:

(In thousands)	December 31, 2014	Acquisition	Foreign Currency Translation	July 4, 2015
Aerospace	$100,153	$15,174	$(749)	$114,578
Test Systems	—	—	—	—
	$100,153	$15,174	$(749)	$114,578

During the three months ended July 4, 2015, approximately $5.1 million was reclassified from goodwill to intangible assets as the Company continues the evaluation of the purchase price allocation of Armstrong.
6) Long-term Debt and Notes Payable
The Company’s obligations under the Credit Agreement as amended are jointly and severally guaranteed by each domestic subsidiary of the Company other than a non-material subsidiary. The obligations are secured by a first priority lien on substantially all of the Company’s and the guarantors’ assets.
In connection with the funding of the acquisition of ATS, the Company amended its existing credit facility to exercise its option to increase the revolving credit commitment. The credit agreement provided for a $125 million, five-year revolving credit facility maturing on June 30, 2018, of which $58.0 million was drawn to finance the acquisition. In addition, the Company was required to pay a commitment fee quarterly at a rate of between 25 and 50 basis points on the unused portion of the total revolving credit commitment, based on the Company’s leverage ratio.
On September 26, 2014, the Company modified and extended its existing credit facility (the “Original Facility”) by entering into the Fourth Amended and Restated Credit Agreement (the “Agreement”). On the closing date, there were $180.5 million of term loans outstanding and $6 million of revolving loans outstanding under the Original Facility. Pursuant to the Agreement, the Original Facility was replaced with a $350 million revolving credit line with the option to increase the line by up to $150 million. The outstanding balances in the Original Facility were rolled into the Agreement on the date of entry. In addition, the maturity date of the loans under the Agreement is now September 26, 2019. At July 4, 2015 there was $215.0 million outstanding on the revolving credit facility and there remains $133.9 million available, net of outstanding letters of credit. The credit facility allocates up to $20 million of the $350 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. At July 4, 2015, outstanding letters of credit totaled $1.1 million.
Covenants in the Agreement have been modified to where the maximum permitted leverage ratio of funded debt to Adjusted EBITDA (as defined in the Agreement) is 3.5 to 1, increasing to 4.0 to 1 for up to 2 fiscal quarters following the closing of an acquisition permitted under the Agreement. The Company will pay interest on the unpaid principal amount of the facility at a rate equal to one-, three- or six-month LIBOR plus between 137.5 basis points and 225 basis points based upon the Company’s leverage ratio. The Company will also pay a commitment fee to the lenders in an amount equal to between 17.5 basis points and 35 basis points on the undrawn portion of the credit facility, based upon the Company’s leverage ratio. The fixed charge coverage ratio under the Original Facility has been replaced with a minimum interest coverage ratio (Adjusted EBITDA to interest expense) of 3.0 to 1 for the term of the Agreement. The Company’s interest coverage ratio was 30.9 to 1 at July 4, 2015. The Company’s leverage ratio was 1.7 to 1 at July 4, 2015.
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

7) Product Warranties
In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship typically over periods ranging from 12 to 60 months. The Company determines warranty reserves needed by product line based on experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Six Months Ended		Three Months Ended
(In thousands)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Balance at Beginning of Period	$4,884	$2,796	$5,472	$3,737
Acquisitions	500	790	—	—
Warranties Issued	1,139	876	401	547
Warranties Settled	(1,427)	(803)	(701)	(469)
Reassessed Warranty Exposure	223	266	147	110
Balance at End of Period	$5,319	$3,925	$5,319	$3,925
8) Income Taxes
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for the amount of tax benefits which are not expected to be realized.
ASC Topic 740-10 Overall - Uncertainty in Income Taxes (“ASC Topic 740-10”) clarifies the accounting and disclosure for uncertainty in tax positions. ASC Topic 740-10 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of ASC Topic 740-10 and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. Should the Company need to accrue a liability for uncertain tax benefits, any interest associated with that liability will be recorded as interest expense. Penalties, if any, would be recognized as operating expenses. There were no penalties or interest liability accrued as of July 4, 2015 or December 31, 2014, nor were any penalties or interest costs included in expense for the three or six months ended July 4, 2015 and June 28, 2014. The years under which we conducted our evaluation coincided with the tax years currently still subject to examination by major federal and state tax jurisdictions, those being 2012 through 2014 for federal purposes and 2011 through 2014 for state purposes.
The effective tax rates were approximately 34.5% and 33.9% for the six months and 34.6% and 34.0% for the three months ended July 4, 2015 and June 28, 2014, respectively. The effective tax rate for the second quarter and first six months of 2015 and 2014 were lower than the federal statutory rate, due to the domestic production activity deduction and lower effective tax rates on foreign income.

9) Shareholders’ Equity
The changes in shareholders’ equity for the six months ended July 4, 2015 are summarized as follows:

		Number of Shares
(Dollars and Shares in thousands)	Amount	Common Stock	Convertible Class B Stock
Shares Authorized		40,000	10,000
Share Par Value		$0.01	$0.01
COMMON STOCK
Beginning of Period	$219	16,608	5,322
Conversion of Class B Shares to Common Shares	—	569	(569)
Exercise of Stock Options	3	94	102
End of Period	$222	17,271	4,855
ADDITIONAL PAID IN CAPITAL
Beginning of Period	$49,659
Stock Compensation Expense	1,143
Exercise of Stock Options	1,343
End of Period	$52,145
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of Period	$(11,949)
Foreign Currency Translation Adjustment	(3,214)
Retirement Liability Adjustment – Net of Tax	323
End of Period	$(14,840)
RETAINED EARNINGS
Beginning of Period	$190,248
Net Income	28,373
End of Period	$218,621
TOTAL SHAREHOLDERS’ EQUITY
Beginning of Period	$228,177

End of Period	$256,148
10) Earnings Per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Six Months Ended		Three Months Ended
(In thousands)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Weighted Average Shares - Basic	22,055	21,616	22,100	21,684
Net Effect of Dilutive Stock Options	765	1,032	736	954
Weighted Average Shares - Diluted	22,820	22,648	22,836	22,638
The above information has been adjusted to reflect the impact of the one-for-five distribution of Class B Stock for shareholders of record on September 5, 2014.
Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted earnings per share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. There were no common shares covered by out-of-the-money stock options at July 4, 2015.

11) Accumulated Other Comprehensive Loss and Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

(In thousands)	July 4, 2015	December 31, 2014
Foreign Currency Translation Adjustments	$(6,568)	$(3,354)
Retirement Liability Adjustment – Before Tax	(12,726)	(13,223)
Tax Benefit	4,454	4,628
Retirement Liability Adjustment – After Tax	(8,272)	(8,595)
Accumulated Other Comprehensive Loss	$(14,840)	$(11,949)
The components of other comprehensive loss are as follows:

	Six Months Ended		Three Months Ended
(In thousands)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Foreign Currency Translation Adjustments	$(3,214)	$(568)	$432	$(182)
Change in Accumulated Income on Derivatives:
Reclassification to Interest Expense	—	34	—	17
Mark to Market Adjustments for Derivatives	—	(45)	—	(59)
Tax Expense	—	3	—	14
Change in Accumulated Income on Derivatives	—	(8)	—	(28)
Retirement Liability Adjustments:
Reclassifications to General and Administrative Expense:
Amortization of Prior Service Cost	260	265	130	129
Amortization of Net Actuarial Losses	237	54	119	27
Tax Benefit	(174)	(111)	(87)	(50)
Retirement Liability Adjustment	323	208	162	106

Other Comprehensive Loss	$(2,891)	$(368)	$594	$(104)
12) Supplemental Retirement Plan and Related Post Retirement Benefits
The Company has two non-qualified supplemental retirement defined benefit plans (“SERP” and “SERP II”) for certain executive officers. The following table sets forth information regarding the net periodic pension cost for the plans.

	Six Months Ended		Three Months Ended
(In thousands)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Service Cost	$97	$124	$48	$62
Interest Cost	422	376	211	188
Amortization of Prior Service Cost	247	260	124	130
Amortization of Net Actuarial Losses	225	54	112	27
Net Periodic Cost	$991	$814	$495	$407

Participants in the SERP are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The following table sets forth information regarding the net periodic cost recognized for those benefits:

	Six Months Ended		Three Months Ended
(In thousands)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Service Cost	$3	$1	$2	$1
Interest Cost	19	16	10	8
Amortization of Prior Service Cost	13	12	6	6
Amortization of Net Actuarial Losses	12	—	7	—
Net Periodic Cost	$47	$29	$25	$15
13) Sales to Major Customers
The Company has a significant concentration of business with three major customers, each in excess of 10% of consolidated sales. The loss of any of these customers would significantly, negatively impact our sales and earnings.
Sales to these three customers represented 22%, 14% and 11% of consolidated sales for the six months ended July 4, 2015 and 20%, 13% and 18% for the three months ended July 4, 2015. Sales to these customers were in the Aerospace and Test Systems segments. Accounts receivable from these customers at July 4, 2015 was approximately $47.4 million.
The Company had sales to three customers in the Aerospace and Test Systems segments that represented 17%, 15% and 17% of consolidated sales for the six months ended June 28, 2014 and 15%, 14% and 23% of consolidated sales for the three months ended June 28, 2014.
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

On February 6, 2015, the Regional State Court of Mannheim, Germany rendered its decision that the patent was infringed. The judgment does not require AES to recall products which are already installed in aircraft or have been sold to other end users. On July 15, 2015, Lufthansa advised AES of their intention to enforce the accounting provisions of the decision, which require AES to provide certain financial information regarding sales of the infringing product to enable Lufthansa to make an estimate of requested damages. AES is currently evaluating the information requirements. Additionally, if Lufthansa provides the additional required bank guarantees specified in the decision, the Company may be required to cease distribution of infringing products in Germany (if any). No such bank guarantee has been issued to date regarding this provision.

The Company appealed and believes it has valid defenses to refute the decision. The appeal process is estimated to extend up to two years. The enforcement of the accounting provision of the decision, as discussed above, has no impact on the appeals process. As a result, we do not currently have sufficient information to provide an estimate of AES’s potential exposure related to this matter. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to this litigation as of July 4, 2015.

On November 26, 2014, Lufthansa filed a complaint in the United States District for the Western District of Washington. Lufthansa’s complaint in this action alleges that AES manufactures, uses, sells and offers for sale a power supply system which infringes upon a U.S. patent held by Lufthansa. The patent at issue in the U.S. action is based on technology similar to that involved in the German action. However, the U.S. court will not be bound by the ultimate determination made by the German court. The Company believes it has valid defenses to refute Lufthansa’s claims and intends to contest this matter vigorously. As this matter is in the early stages of fact discovery, we do not currently have sufficient information to provide an estimate of AES’s potential exposure related to this matter. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to this litigation as of July 4, 2015.
15) Segment Information
Below are the sales and operating profit by segment for the three and six months ended July 4, 2015 and June 28, 2014 and a reconciliation of segment operating profit to income before income taxes. Operating profit is net sales less cost of products sold and other operating expenses excluding interest and corporate expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment.

	Six Months Ended		Three Months Ended
(Dollars in thousands)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Sales
Aerospace	$274,522	$243,895	$132,170	$121,523
Test Systems	60,327	71,856	40,986	53,167
Less Intersegment Sales	(55)	(237)	—	(127)
	60,272	71,619	40,986	53,040
Total Consolidated Sales	$334,794	$315,514	$173,156	$174,563
Operating Profit and Margins
Aerospace	$43,673	$38,251	$20,271	$20,761
	15.9%	15.7%	15.3%	17.1%
Test Systems	7,638	2,335	9,863	4,030
	12.7%	3.2%	24.1%	7.6%
Total Operating Profit	51,311	40,586	30,134	24,791
	15.3%	12.9%	17.4%	14.2%
Deductions from Operating Profit
Interest Expense, Net of Interest Income	2,357	4,882	1,111	2,559
Corporate Expenses and Other	5,613	4,478	1,979	2,310
Income Before Income Taxes	$43,341	$31,226	$27,044	$19,922
Identifiable Assets

(In thousands)	July 4, 2015	December 31, 2014
Aerospace	$518,424	$468,481
Test Systems	91,817	69,247
Corporate	27,969	25,182
Total Assets	$638,210	$562,910

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
On a Recurring Basis:
A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of July 4, 2015 and December 31, 2014:

(In thousands)	Classification	Total	Level 1	Level 2	Level 3
Acquisition contingent consideration
July 4, 2015	Current Liabilities	$(308)	—	—	$(308)
December 31, 2014	Current Liabilities	—	—	—	—
July 4, 2015	Other Liabilities	$(175)	—	—	$(175)
December 31, 2014	Other Liabilities	$(1,651)	—	—	$(1,651)
Our Level 3 fair value liabilities represent contingent consideration recorded related to the 2011 Ballard acquisition, to be paid up to a maximum of $5.5 million if annual revenue growth targets are met in the years 2012 - 2016 and the 2013 AeroSat acquisition, to be paid up to a maximum of $53.0 million if annual revenue targets are met in the years 2014 and 2015. The change in the balance of contingent consideration during the three and six months ended July 4, 2015 is primarily due to fair value adjustments of $1.3 million, resulting from the re-evaluation of the probability of the achievement of the contingent consideration targets. This adjustment was recorded within SG&A expenses in the statement of operations.
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
At July 4, 2015, the fair value of goodwill and intangible assets classified using Level 3 inputs are comprised of the Armstrong goodwill and intangible assets acquired on January 14, 2015, which are currently valued based on management’s best estimates. When the accounting for the acquisition is finalized, these intangible assets will be valued using discounted cash flow methodology.
Due to their short-term nature, the carrying value of cash and equivalents, accounts receivable, accounts payable, and notes payable approximate fair value. The carrying value of the Company’s variable rate long-term debt instruments also approximates fair value due to the variable rate feature of these instruments. As of July 4, 2015, the Company concluded that no indicators of impairment relating to intangible assets or goodwill existed and an interim test was not performed.

17) Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance regarding revenue recognition. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. Therefore, this authoritative guidance will be effective as of the Company’s first quarter of fiscal 2018. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements and disclosures.
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
18) Acquisitions
Armstrong Aerospace, Inc.
On January 14, 2015, the Company purchased 100% of the equity of Armstrong for $52.6 million in cash. Armstrong, located in Itasca, Illinois, is a leading provider of engineering, design and certification solutions for commercial aircraft, specializing in connectivity, in-flight entertainment, and electrical power systems. Armstrong is included in our Aerospace segment. This transaction was not considered material to the Company’s financial position or results of operations.
Astronics Test Systems
On February 28, 2014, our wholly owned subsidiary, ATS, purchased substantially all of the assets and liabilities of the Test and Services Division of EADS North America, Inc. for $69.4 million in cash, including a net working capital adjustment of $16.4 million. Located in Irvine, California, ATS is a leading provider of highly-engineered automated test systems, subsystems and instruments for the semiconductor, commercial electronics, commercial aerospace and defense industries. ATS provides fully customized testing systems and support services for these markets. It also designs and manufactures test equipment under the test instrument brands known as Racal and Talon. The acquisition strengthens our service offerings and expertise in the test market. This subsidiary is included in our Test Systems segment. The purchase price allocation for this acquisition has been finalized. Purchased intangible assets are deductible for tax purposes.

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
Our Aerospace segment designs and manufactures products for the global aerospace industry. Product lines include lighting & safety systems, electrical power generation, distribution and motions systems, aircraft structures, engineering design & systems certification and avionics products. Our Aerospace customers are the airframe manufacturers (OEM’s) that build aircraft for the commercial, military and general aviation markets, suppliers to those OEM’s, aircraft operators such as airlines and branches of the U.S. Department of Defense as well as the Federal Aviation Administration and airport operators. Our Test Systems segment designs, develops, manufactures and maintains automated test systems that support the semiconductor, commercial electronics, aerospace, communications and weapons test systems as well as training and simulation devices for both commercial and military applications. In the Test Systems Segment, Astronics’ products are sold to a global customer base including OEM's and prime government contractors for both commercial electronics and military products.
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
ACQUISITIONS
On January 14, 2015, the Company purchased 100% of the equity of Armstrong Aerospace, Inc. (“Armstrong”) for $52.6 million in cash. Specializing in connectivity, in-flight entertainment, and electrical power systems, Armstrong is a leading provider of engineering design and certification solutions for commercial aircraft, and is located in Itasca, Illinois. Armstrong is included in our Aerospace segment.
On February 28, 2014, Astronics completed the acquisition of substantially all of the assets and liabilities of EADS North America’s Test and Services division. ATS is located in Irvine, California and is a leading provider of highly engineered automated test systems, subsystems and instruments for the semiconductor, commercial electronics, commercial aerospace and defense industries. The purchase price was $69.4 million in cash. The addition of ATS complements products and technologies that the Test Systems segment offers.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Six Months Ended		Three Months Ended
(Dollars in thousands)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Sales	$334,794	$315,514	$173,156	$174,563
Gross Profit (sales less cost of products sold)	$89,614	$73,207	$49,452	$43,202
Gross Margin	26.8%	23.2%	28.6%	24.7%
Selling, General and Administrative Expenses	$43,916	$37,099	$21,297	$20,721
SG&A Expenses as a Percentage of Sales	13.1%	11.8%	12.3%	11.9%
Interest Expense, Net of Interest Income	$2,357	$4,882	$1,111	$2,559
Effective Tax Rate	34.5%	33.9%	34.6%	34.0%
Net Income	$28,373	$20,651	$17,690	$13,144
A discussion by segment can be found at “Segment Results of Operations and Outlook” in this MD&A.
CONSOLIDATED QUARTERLY RESULTS
Consolidated sales for the second quarter of 2015 were $173.2 million, down slightly from $174.6 million for the same period last year as strength in Aerospace sales helped to offset lower Test Systems segment sales. The 2015 second quarter included $7.1 million in sales from Armstrong Aerospace, Inc. (“Armstrong”), acquired on January 14, 2015. Organic sales for the quarter decreased $8.5 million, or 4.9%, on lower Test System segment sales.
Consolidated cost of products sold decreased $7.7 million to $123.7 million in the second quarter of 2015 from $131.4 million for the same period last year.  Cost of products sold in the second quarter of 2014 was negatively impacted by $8.7 million related to inventory step-up expense of acquired businesses, as compared to $0.1 million in the second quarter of 2015.  The incremental cost of products sold associated with Armstrong of $5.5 million were largely offset by lower cost of products sold resulting from the decreased sales volume in the Test Systems segment.  Consolidated cost of products sold as a percentage of sales was 71.4% in the second quarter of 2015 compared with 75.3% in the second quarter of 2014. E&D costs were $21.3 million in the second quarter of 2015 (12.3% of sales), compared to $20.6 million in last year’s second quarter (11.9% of sales).  The increase in E&D costs was attributable to the incremental E&D costs of Armstrong ($1.6 million).
Selling, general and administrative (“SG&A”) expenses were $21.3 million, or 12.3% of sales, in the second quarter of 2015 compared with $20.7 million, or 11.9% of sales, in the same period last year. The increase was due primarily to the incremental SG&A costs of Armstrong, which added $1.6 million to SG&A in the second quarter of 2015, including $0.7 million of amortization expense for acquired intangible assets of that business.
Diluted earnings per share for the 2015 second quarter were $0.77 compared with $0.58 in the prior year period.
CONSOLIDATED YEAR-TO-DATE RESULTS
Consolidated sales for the first six months of 2015 increased by $19.3 million, or 6.1%, to $334.8 million from $315.5 million for the same period last year. The acquisition of Armstrong contributed $13.8 million to consolidated sales, while consolidated organic sales increased $5.5 million, or 1.7%.

Consolidated cost of products sold increased $2.9 million to $245.2 million in the first six months of 2015 from $242.3 million for the same period last year.  The increase was due primarily to the incremental cost of products sold associated with Armstrong of $10.4 million, cost of products sold resulting from increased organic sales volume and increased E&D costs.  Cost of products sold in the first six months of 2014 included $17.4 million related to inventory step-up expense, as compared to $0.7 million in the first six months of 2015.  Consolidated cost of products sold as a percentage of sales was 73.2% in the first six months of 2015 compared with 76.8% in the first six months of 2014. E&D costs were $43.6 million in the first six months of 2015 (13.0% of sales), compared to $37.9 million in last year’s second quarter (12.0% of sales).  The increase in E&D costs were largely attributable to the incremental E&D costs of Armstrong ($3.0 million).
Selling, general and administrative (“SG&A”) expenses were $43.9 million, or 13.1% of sales, in the first six months of 2015 compared with $37.1 million, or 11.8% of sales, in the same period last year. The increase was due primarily to the incremental

SG&A costs of Astronics Test Systems, Inc. (“ATS”, acquired on February 28, 2014) and Armstrong, which collectively added $4.4 million to SG&A in the first six months of 2015, including $1.7 million of amortization expense for acquired intangible assets of those businesses. Additionally, higher SG&A expense reflects increased headcount and compensation costs to support growth.
Diluted earnings per share for the first six months of 2015 were $1.24 compared with $0.91 for the same period last year period.
The effective tax rates were approximately 34.5% and 33.9% for the six months and 34.6% and 34.0% for the three months ended July 4, 2015 and June 28, 2014, respectively. The effective tax rate for the second quarter and first six months of 2015 and 2014 were lower than the federal statutory rate, due to the domestic production activity deduction and lower effective tax rates on foreign income.

For both the three and six months ended July 4, 2015, the earnings per share increase, as compared to the respective periods in the prior year, is due primarily to the increase in net income.
We expect consolidated sales in 2015 to be between $680 million and $715 million. Approximately $545 million to $570 million of forecasted 2015 revenue is expected from the Aerospace segment, while approximately $135 million to $145 million of the forecasted revenue is expected from the Test Systems segment.
Our consolidated backlog at July 4, 2015 was $352.0 million, of which approximately $263.0 million is expected to ship in 2015.
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

AEROSPACE SEGMENT

	Six Months Ended		Three Months Ended
(In thousands)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Sales	$274,522	$243,895	$132,170	$121,523
Operating Profit	$43,673	$38,251	$20,271	$20,761
Operating Margin	15.9%	15.7%	15.3%	17.1%

Aerospace Sales by Market
(In thousands)
Commercial Transport	$227,823	$195,790	$107,629	$96,504
Military	19,827	21,310	10,569	12,352
Business Jet	17,153	18,175	9,061	8,308
Other	9,719	8,620	4,911	4,359
	$274,522	$243,895	$132,170	$121,523
Aerospace Sales by Product Line
(In thousands)
Electrical Power & Motion	$137,415	$126,482	$67,844	$60,651
Lighting & Safety	79,985	74,598	37,907	39,507
Avionics	29,030	25,250	11,663	12,497
Systems Certification	10,344	—	5,771	—
Structures	8,029	7,343	4,074	3,704
Other	9,719	10,222	4,911	5,164
	$274,522	$243,895	$132,170	$121,523

(In thousands)	July 4, 2015	December 31, 2014
Total Assets	$518,424	$468,481
Backlog	$236,264	$223,769
AEROSPACE QUARTERLY RESULTS
Aerospace segment sales increased by $10.6 million, or 8.8%, when compared with the prior year’s second quarter to $132.2 million. Organic sales grew 2.9%, or $3.5 million, and sales from Armstrong added $7.1 million.
Sales to the Commercial Transport market increased $11.1 million, of which $7.1 million was related to the acquisition of Armstrong, primarily comprised of Systems Certification sales. The remaining increase was primarily higher sales of Electrical Power & Motion products which increased $8.0 million or 13.9%, partially offset by lower sales of Avionics products. Sales of Avionics products to the Commercial Transport market decreased by $2.6 million. Sales to the Military market decreased $1.8 million when compared with last year’s second quarter as Electrical Power & Motion and Other product sales decreased. Sales to the Business Jet market increased $0.8 million compared with the same period last year as increased Avionics sales were partially offset by lower Lighting & Safety product sales.
Aerospace operating profit for the second quarter of 2015 was $20.3 million, or 15.3% of sales, compared with $20.8 million, or 17.1% of sales, in the same period last year. Operating margins were negatively affected by increased E&D spending, lower operating margin from the Armstrong business and a general increase of operating costs. Organic Aerospace E&D costs increased $0.4 million compared to last year’s second quarter. Aerospace SG&A expense increased $1.7 million in the second quarter of 2015 as compared with 2014. Incremental SG&A from Armstrong was $1.6 million, including $0.7 million of purchased intangible asset amortization expense for acquired intangible assets.
AEROSPACE YEAR-TO-DATE RESULTS
Aerospace segment sales increased by $30.6 million, or 12.6%, when compared with the prior year’s first six months, to $274.5 million. Organic sales grew 6.9%, or $16.8 million, and sales from Armstrong added $13.8 million.

Sales to the Commercial Transport market increased $32.0 million, of which $13.8 million was related to the acquisition of Armstrong, primarily comprised of Systems Certification sales. The remaining increase was primarily higher sales of Electrical Power & Motion, Lighting & Safety and Avionics products. Sales of Electrical Power & Motion products to the Commercial Transport market increased approximately $12.6 million, or 10.5%. Sales of Lighting & Safety products to the Commercial Transport market increased by $5.0 million. Sales of Avionics products to the Commercial Transport market increased by $3.3 million. Sales to the Military market decreased $1.5 million when compared with last year’s first six months, due to lower sales of Electrical Power & Motion and Other products, partially offset by higher sales of Lighting & Safety products to this market. Sales to the Business Jet market decreased $1.0 million during this period due to lower sales of Lighting & Safety products to this market.
Aerospace operating profit for the first six months of 2015 was $43.7 million, or 15.9% of sales, compared with $38.3 million, or 15.7% of sales, in the same period last year. Operating leverage gained on increased volume for the organic business was partially offset by higher organic E&D costs of approximately $2.3 million. Aerospace SG&A expense increased $4.3 million in the first six months of 2015 as compared with 2014. Incremental SG&A from Armstrong was $2.7 million, including $1.1 million of purchased intangible asset amortization expense for acquired intangible assets. The first six months of 2014 included inventory step-up costs of $2.4 million that reduced normal operating margins for that period.
AEROSPACE OUTLOOK
We expect 2015 sales for our Aerospace segment to be in the range of $545 million to $570 million. The Aerospace segment’s backlog at the end of the second quarter of 2015 was $236.3 million with approximately $187.6 million expected to be shipped over the remaining part of 2015 and $214.6 million is expected to ship over the next 12 months.
TEST SYSTEMS SEGMENT

	Six Months Ended		Three Months Ended
(In thousands)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Sales	$60,327	$71,856	$40,986	$53,167
Less Intersegment Sales	(55)	(237)	—	(127)
Net Sales	$60,272	$71,619	$40,986	$53,040
Operating profit (loss)	$7,638	$2,335	$9,863	$4,030
Operating Margin	12.7%	3.2%	24.1%	7.6%

Test Systems Sales by Market
(In thousands)
Commercial Electronics	$36,258	$57,457	$31,507	$43,120
Military	24,014	14,162	9,479	9,920
	$60,272	$71,619	$40,986	$53,040

(In thousands)	July 4, 2015	December 31, 2014
Total Assets	$91,817	$69,247
Backlog	$115,770	$146,964

TEST SYSTEMS QUARTERLY RESULTS
Sales in the second quarter of 2015 decreased $12.0 million to $41.0 million compared to the same period in 2014, a decrease of 22.7%.
Operating profit was $9.9 million or 24.1% of sales, compared with $4.0 million or 7.6% of sales in last year’s second quarter. The 2014 second quarter reflects non-recurring purchase accounting-related inventory step-up costs of $8.7 million that reduced normal operating margins for that period. This effect was partially mitigated by a decrease in E&D costs of $1.3 million, to $2.8 million in the second quarter of 2015 from $4.1 million in the prior year period.

TEST SYSTEMS YEAR-TO-DATE RESULTS
Sales in the first six months of 2015 decreased 15.8% to $60.3 million compared with sales of $71.6 million for the same period in 2014 due to lower shipments to the Commercial Electronics market. Sales to the Commercial Electronics market decreased $21.2 million compared with the same period in 2014, which was partially offset by increased sales of $9.9 million to the Military market.
Operating profit was $7.6 million, or 12.7% of sales, compared with $2.3 million, or 3.2% of sales, in the first six months of 2014. The first six months of 2014 reflects inventory step-up costs of $15.0 million that reduced normal operating margins in that period.
TEST SYSTEMS OUTLOOK
We expect sales for the Test Systems segment for 2015 to be in the range of $135 million to $145 million. The Test Systems segment’s backlog at the end of the second quarter of 2015 was $115.7 million with approximately $75.4 million expected to be shipped over the remaining part of 2015 and approximately $96.7 million scheduled to ship over the next 12 months.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities:
Cash provided by operating activities totaled $20.9 million for the first six months of 2015, as compared with $23.2 million during the same period in 2014. Cash flow from operating activities decreased primarily due to the impact of increases in net operating assets for the first six months of 2015 when compared with the first six months of 2014.
Investing Activities:
Cash used for investing activities was $67.6 million for the first six months of 2015 compared with $90.9 million used in the same period of 2014. Cash used for the acquisition of Armstrong in January 2015 was $52.6 million. Cash used for capital expenditures was $12.3 million. The Company expects capital spending in 2015 to be in the range of $20 million to $27 million.
Financing Activities:
The primary financing activities in 2015 relate to borrowings on our senior credit facility to fund the acquisition of Armstrong.
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
At July 4, 2015 there was $215.0 million outstanding on the revolving credit facility and there remains $133.9 million available, net of outstanding letters of credit. The credit facility allocates up to $20 million of the $350 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. At July 4, 2015, outstanding letters of credit totaled $1.1 million.
The maximum permitted leverage ratio of funded debt to Adjusted EBITDA (as defined in the Agreement) is 3.5 to 1, increasing to 4.0 to 1 for up to two fiscal quarters following the closing of an acquisition permitted under the Agreement. The Company will pay interest on the unpaid principal amount of the facility at a rate equal to one-, three- or six-month Libor plus between 137.5 basis points and 225 basis points based upon the Company’s leverage ratio. The Company will also pay a commitment fee to the Lenders in an amount equal to between 17.5 basis points and 35 basis points on the undrawn portion of the credit facility, based upon the Company’s leverage ratio. The fixed charge coverage ratio under the Original Facility was replaced with a minimum interest coverage ratio (EBITDA to interest expense) of 3.0 to 1 for the term of the Agreement. At

July 4, 2015, the Company was in compliance with all of the covenants pursuant to the credit facility. Our interest coverage ratio was 30.9 to 1 and the leverage ratio was 1.7 to 1 at July 4, 2015.
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
BACKLOG
The Company’s backlog at July 4, 2015 was $352.0 million compared with $370.7 million at December 31, 2014 and $326.8 million at June 28, 2014.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table represents contractual obligations as of July 4, 2015:

	Payments Due by Period
(In thousands)	Total	2015	2016-2017	2018-2019	After 2019
Long-term Debt	$231,171	$1,315	$5,327	$219,565	$4,964
Purchase Obligations	108,107	101,219	6,828	60	—
Interest on Long-term Debt	19,835	3,989	8,448	7,067	331
Supplemental Retirement Plan and Post Retirement Obligations	21,780	202	807	804	19,967
Operating Leases	9,295	1,849	4,104	3,194	148
Other Long-term Liabilities	620	19	503	26	72
Total Contractual Obligations	$390,808	$108,593	$26,017	$230,716	$25,482
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

RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance regarding revenue recognition. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. Therefore, this authoritative guidance will be effective as of the Company’s first quarter of fiscal 2018. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements and disclosures.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Market Risk in Item 2, above.
Item 4. Controls and Procedures

a)
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 4, 2015. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 4, 2015.

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

On February 6, 2015, the Regional State Court of Mannheim, Germany rendered its decision that the patent was infringed. The judgment does not require AES to recall products which are already installed in aircraft or have been sold to other end users. On July 15, 2015, Lufthansa advised AES of their intention to enforce the accounting provisions of the decision, which require AES to provide certain financial information regarding sales of the infringing product to enable Lufthansa to make an estimate of requested damages. AES is currently evaluating the information requirements. Additionally, if Lufthansa provides the additional required bank guarantees specified in the decision, the Company may be required to cease distribution of infringing products in Germany (if any). No such bank guarantee has been issued to date regarding this provision.

The Company appealed and believes it has valid defenses to refute the decision. The appeal process is estimated to extend up to two years. The enforcement of the accounting provision of the decision, as discussed above, has no impact on the appeals process. As a result, we do not currently have sufficient information to provide an estimate of AES’s potential exposure related to this matter. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to this litigation as of July 4, 2015.
On November 26, 2014, Lufthansa filed a complaint in the United States District for the Western District of Washington. Lufthansa’s complaint in this action alleges that AES manufactures, uses, sells and offers for sale a power supply system which infringes upon a U.S. patent held by Lufthansa. The patent at issue in the U.S. action is based on technology similar to that involved in the German action. However, the U.S. court will not be bound by the ultimate determination made by the German court. The Company believes it has valid defenses to refute Lufthansa’s claims and intends to contest this matter vigorously. As this matter is in the early stages of fact discovery, we do not currently have sufficient information to provide an estimate of AES’s potential exposure related to this matter. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to this litigation as of July 4, 2015.
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
Item 2. Unregistered sales of equity securities and use of proceeds
None

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

ASTRONICS CORPORATION
(Registrant)
Date:	August 11, 2015	By:	/s/ David C. Burney
David C. Burney Executive Vice President and Chief Financial Officer (Principal Financial Officer)