Form 10-Q
period 2015-10-03
ASTRONICS CORP
filed 2015-11-10
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 3, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 3, 2015, 25,531,907 shares of common stock were outstanding consisting of 17,396,338 shares of common stock ($.01 par value) and 8,135,569 shares of Class B common stock ($.01 par value).

Part I – Financial Information
Item 1. Financial Statements
ASTRONICS CORPORATION
Consolidated Condensed Balance Sheets
October 3, 2015 with Comparative Figures for December 31, 2014
(In thousands)

	October 3, 2015	December 31, 2014
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$22,433	$21,197
Accounts Receivable, Net of Allowance for Doubtful Accounts	124,663	88,888
Inventories	119,811	115,053
Prepaid Expenses and Other Current Assets	19,501	20,680
Total Current Assets	286,408	245,818
Property, Plant and Equipment, Net of Accumulated Depreciation	125,940	116,316
Other Assets	8,907	5,632
Intangible Assets, Net of Accumulated Amortization	111,196	94,991
Goodwill	115,942	100,153
Total Assets	$648,393	$562,910
Current Liabilities:
Current Maturities of Long-term Debt	$2,745	$2,796
Accounts Payable	27,763	27,903
Accrued Expenses and Other Current Liabilities	42,076	33,465
Customer Advance Payments and Deferred Revenue	40,565	45,052
Total Current Liabilities	113,149	109,216
Long-term Debt	205,789	180,212
Other Liabilities	45,469	45,305
Total Liabilities	364,407	334,733
Shareholders’ Equity:
Common Stock	255	252
Accumulated Other Comprehensive Loss	(14,875)	(11,949)
Other Shareholders’ Equity	298,606	239,874
Total Shareholders’ Equity	283,986	228,177
Total Liabilities and Shareholders’ Equity	$648,393	$562,910
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Operations
Three and Nine Months Ended October 3, 2015 With Comparative Figures for 2014
(Unaudited)
(In thousands, except per share data)

	Nine Months Ended		Three Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Sales	$534,939	$494,956	$200,145	$179,442
Cost of Products Sold	385,898	370,439	140,718	128,132
Gross Profit	149,041	124,517	59,427	51,310
Selling, General and Administrative Expenses	66,213	62,638	22,297	25,539
Income from Operations	82,828	61,879	37,130	25,771
Interest Expense, Net of Interest Income	3,600	7,183	1,243	2,301
Income Before Income Taxes	79,228	54,696	35,887	23,470
Provision for Income Taxes	26,161	16,965	11,193	6,390
Net Income	$53,067	$37,731	$24,694	$17,080
Earnings Per Share:
Basic	$2.09	$1.51	$0.97	$0.68
Diluted	$2.02	$1.45	$0.94	$0.65
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Comprehensive Income
Three and Nine Months Ended October 3, 2015 With Comparative Figures for 2014
(Unaudited)
(In thousands)

	Nine Months Ended		Three Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net Income	$53,067	$37,731	$24,694	$17,080
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(3,410)	(2,943)	(196)	(2,375)
Change in Accumulated Loss on Derivatives – Net of Tax	—	19	—	27
Retirement Liability Adjustment – Net of Tax	484	318	161	110
Other Comprehensive (Loss) Income	(2,926)	(2,606)	(35)	(2,238)
Comprehensive Income	$50,141	$35,125	$24,659	$14,842
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Cash Flows
Nine Months Ended October 3, 2015
With Comparative Figures for 2014
(Unaudited)
(In thousands)

	October 3, 2015	September 27, 2014
Cash Flows From Operating Activities:
Net Income	$53,067	$37,731
Adjustments to Reconcile Net Income to Cash Provided By Operating Activities:
Depreciation and Amortization	18,831	21,168
Provisions for Non-Cash Losses on Inventory and Receivables	1,513	733
Stock Compensation Expense	1,740	1,304
Deferred Tax Benefit	(243)	(4,598)
Non-Cash Earnout Liability Adjustment	(1,576)	(477)
Other	21	(618)
Cash Flows from Changes in Operating Assets and Liabilities:
Accounts Receivable	(29,796)	(41,562)
Inventories	(4,805)	16,184
Accounts Payable	(1,656)	7,923
Accrued Expenses	5,662	7,660
Other Current Assets and Liabilities	(498)	(2,461)
Customer Advanced Payments and Deferred Revenue	(5,396)	22,593
Income Taxes	5,072	2,048
Supplemental Retirement and Other Liabilities	1,238	921
Cash Provided By Operating Activities	43,174	68,549
Cash Flows From Investing Activities:
Acquisition of Business, Net of Cash Acquired	(52,606)	(70,028)
Capital Expenditures	(15,857)	(29,971)
Other Investing Activities	(2,677)	—
Cash Used For Investing Activities	(71,140)	(99,999)
Cash Flows From Financing Activities:
Proceeds from Long-term Debt	55,000	245,414
Payments for Long-term Debt	(29,008)	(245,761)
Debt Acquisition Costs	—	(573)
Acquisition Earnout Payments	(2)	(37)
Proceeds from Exercise of Stock Options	3,308	1,290
Income Tax Benefit from Exercise of Stock Options	619	2,041
Cash Provided By Financing Activities	29,917	2,374
Effect of Exchange Rates on Cash	(715)	(631)
Increase (Decrease) in Cash and Cash Equivalents	1,236	(29,707)
Cash and Cash Equivalents at Beginning of Period	21,197	54,635
Cash and Cash Equivalents at End of Period	$22,433	$24,928
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Notes to Consolidated Condensed Financial Statements
October 3, 2015
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
All share quantities and per share data reported have been restated to reflect the impact of the three-for-twenty Class B stock distribution to shareholders of record on October 8, 2015.
Operating Results
The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the three and nine months ended October 3, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
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
We have operations in the United States (“U.S.”), Canada and France. We design and build our products through our wholly owned subsidiaries Astronics Advanced Electronic Systems Corp. (“AES”); Astronics AeroSat Corporation (“AeroSat”); Ballard Technology, Inc. (“Ballard”); DME Corporation and Astronics DME LLC (“DME”); Luminescent Systems, Inc. (“LSI”); Luminescent Systems Canada, Inc. (“LSI Canada”); Max-Viz, Inc. (“Max-Viz”); Peco, Inc. (“Peco”); PGA Electronic s.a. (“PGA”); Astronics Test Systems, Inc. (“ATS”) and Armstrong Aerospace, Inc. (“Armstrong”).
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
Cost of Products Sold, Engineering and Development and Selling, General and Administrative Expenses
Cost of products sold includes the costs to manufacture products such as direct materials and labor and manufacturing overhead as well as all engineering and development costs. The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. These costs are expensed when incurred and included in cost of products sold. Research and development, design and related engineering amounted to $22.5 million and $19.1 million for the three months ended October 3, 2015 and September 27, 2014, respectively, and $66.1 million and $57.1 million for the nine months ended October 3, 2015 and September 27, 2014, respectively. Selling, general and administrative expenses include costs primarily related to our sales and marketing departments and administrative departments. Interest expense is shown net of interest income. Interest income was insignificant for the three and nine months ended October 3, 2015 and September 27, 2014.
Derivatives
In November 2014, the Company terminated its interest rate swap. Ineffectiveness was not significant for the three and nine months ended September 27, 2014. The Company classified the cash flows from hedging transactions in the same category as the cash flows from the respective hedged items. No derivative instruments were outstanding at or for the three or nine months ended October 3, 2015.
Foreign Currency Translation
The Company accounts for its foreign currency translation in accordance with Accounting Standards Codification (“ASC”) Topic 830, Foreign Currency Translation. The aggregate transaction gain or loss included in operations was insignificant for the three and nine months ended October 3, 2015 and September 27, 2014.
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
2) Inventories
Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

(In thousands)	October 3, 2015	December 31, 2014
Finished Goods	$32,208	$28,763
Work in Progress	25,030	28,488
Raw Material	62,573	57,802
	$119,811	$115,053

3) Property, Plant and Equipment
The following table summarizes Property, Plant and Equipment as follows:

(In thousands)	October 3, 2015	December 31, 2014
Land	$11,171	$10,008
Buildings and Improvements	78,209	74,755
Machinery and Equipment	86,088	73,062
Construction in Progress	5,644	4,757
	181,112	162,582
Less Accumulated Depreciation	55,172	46,266
	$125,940	$116,316
4) Intangible Assets
The following table summarizes acquired intangible assets as follows:

		October 3, 2015		December 31, 2014
(In thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	6 Years	$2,146	$1,217	$2,146	$1,077
Non-compete Agreement	5 Years	2,500	354	—	—
Trade Names	8 Years	10,237	1,982	8,304	1,288
Completed and Unpatented Technology	7 Years	24,092	6,190	18,107	4,396
Backlog and Customer Relationships	12 Years	107,739	25,775	93,448	20,253
Total Intangible Assets	7 Years	$146,714	$35,518	$122,005	$27,014
All acquired intangible assets other than goodwill and one trade name are being amortized. Amortization expense for acquired intangibles is summarized as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Amortization Expense	$8,534	$12,673	$2,761	$7,769
Amortization expense for acquired intangible assets expected for 2015 and for each of the next five years is summarized as follows:

(In thousands)
2015	$11,341
2016	10,762
2017	10,336
2018	10,023
2019	9,622
2020	9,088

The Company also incurs amortization expense related to other assets. Such amortization expense was not significant in the three or nine months ended October 3, 2015 and September 27, 2014.

5) Goodwill
The following table summarizes the changes in the carrying amount of goodwill for 2015:

(In thousands)	December 31, 2014	Acquisition	Foreign Currency Translation	October 3, 2015
Aerospace	$100,153	$16,567	$(778)	$115,942
Test Systems	—	—	—	—
	$100,153	$16,567	$(778)	$115,942

During the three months ended October 3, 2015, approximately $1.4 million was reclassified from inventory to goodwill as the Company continues the evaluation of the purchase price allocation of Armstrong.
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
On September 26, 2014, the Company modified and extended its existing credit facility (the “Original Facility”) by entering into the Fourth Amended and Restated Credit Agreement (the “Agreement”). On the closing date, there were $180.5 million of term loans outstanding and $6 million of revolving loans outstanding under the Original Facility. Pursuant to the Agreement, the Original Facility was replaced with a $350 million revolving credit line with the option to increase the line by up to $150 million. The outstanding balances in the Original Facility were rolled into the Agreement on the date of entry. In addition, the maturity date of the loans under the Agreement is now September 26, 2019. At October 3, 2015 there was $193.0 million outstanding on the revolving credit facility and there remains $155.9 million available, net of outstanding letters of credit. The credit facility allocates up to $20 million of the $350 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. At October 3, 2015, outstanding letters of credit totaled $1.1 million.
Covenants in the Agreement have been modified to where the maximum permitted leverage ratio of funded debt to Adjusted EBITDA (as defined in the Agreement) is 3.5 to 1, increasing to 4.0 to 1 for up to 2 fiscal quarters following the closing of an acquisition permitted under the Agreement. The Company will pay interest on the unpaid principal amount of the facility at a rate equal to one-, three- or six-month LIBOR plus between 137.5 basis points and 225 basis points based upon the Company’s leverage ratio. The Company will also pay a commitment fee to the lenders in an amount equal to between 17.5 basis points and 35 basis points on the undrawn portion of the credit facility, based upon the Company’s leverage ratio. The fixed charge coverage ratio under the Original Facility has been replaced with a minimum interest coverage ratio (Adjusted EBITDA to interest expense) of 3.0 to 1 for the term of the Agreement. The Company’s interest coverage ratio was 39.6 to 1 at October 3, 2015. The Company’s leverage ratio was 1.5 to 1 at October 3, 2015.
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

7) Product Warranties
In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship typically over periods ranging from 12 to 60 months. The Company determines warranty reserves needed by product line based on experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Balance at Beginning of Period	$4,884	$2,796	$5,319	$3,925
Acquisitions	500	564	—	(226)
Warranties Issued	1,553	2,842	414	1,966
Warranties Settled	(2,164)	(1,323)	(737)	(520)
Reassessed Warranty Exposure	1,130	271	907	5
Balance at End of Period	$5,903	$5,150	$5,903	$5,150
8) Income Taxes
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for the amount of tax benefits which are not expected to be realized.
ASC Topic 740-10 Overall - Uncertainty in Income Taxes (“ASC Topic 740-10”) clarifies the accounting and disclosure for uncertainty in tax positions. ASC Topic 740-10 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of ASC Topic 740-10 and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. Should the Company need to accrue a liability for uncertain tax benefits, any interest associated with that liability will be recorded as interest expense. Penalties, if any, would be recognized as operating expenses. There were no penalties or interest liability accrued as of October 3, 2015 or December 31, 2014, nor were any penalties or interest costs included in expense for the three or nine months ended October 3, 2015 and September 27, 2014. The years under which we conducted our evaluation coincided with the tax years currently still subject to examination by major federal and state tax jurisdictions, those being 2012 through 2014 for federal purposes and 2011 through 2014 for state purposes.
The effective tax rates were approximately 33.0% and 31.0% for the nine months and 31.2% and 27.2% for the three months ended October 3, 2015 and September 27, 2014, respectively. The effective tax rate for the third quarter and first nine months of 2015 and 2014 were lower than the federal statutory rate due to the domestic production activity deduction, domestic research and development tax credits and lower effective tax rates on foreign income.

9) Shareholders’ Equity
The changes in shareholders’ equity for the nine months ended October 3, 2015 are summarized as follows:

		Number of Shares
(Dollars and Shares in thousands)	Amount	Common Stock	Convertible Class B Stock
Shares Authorized		40,000	10,000
Share Par Value		$0.01	$0.01
COMMON STOCK
Beginning of Period	$252	16,608	8,651
Conversion of Class B Shares to Common Shares	—	623	(623)
Exercise of Stock Options	3	165	108
End of Period	$255	17,396	8,136
ADDITIONAL PAID IN CAPITAL
Beginning of Period	$49,626
Stock Compensation Expense	1,740
Exercise of Stock Options	3,925
End of Period	$55,291
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of Period	$(11,949)
Foreign Currency Translation Adjustment	(3,410)
Retirement Liability Adjustment – Net of Tax	484
End of Period	$(14,875)
RETAINED EARNINGS
Beginning of Period	$190,248
Net Income	53,067
End of Period	$243,315
TOTAL SHAREHOLDERS’ EQUITY
Beginning of Period	$228,177

End of Period	$283,986
10) Earnings Per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Weighted Average Shares - Basic	25,394	24,910	25,456	25,011
Net Effect of Dilutive Stock Options	843	1,147	761	1,068
Weighted Average Shares - Diluted	26,237	26,057	26,217	26,079
Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted earnings per share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. The number of common shares covered by out-of-the-money stock options at October 3, 2015 was insignificant.

11) Accumulated Other Comprehensive Loss and Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

(In thousands)	October 3, 2015	December 31, 2014
Foreign Currency Translation Adjustments	$(6,764)	$(3,354)
Retirement Liability Adjustment – Before Tax	(12,477)	(13,223)
Tax Benefit	4,366	4,628
Retirement Liability Adjustment – After Tax	(8,111)	(8,595)
Accumulated Other Comprehensive Loss	$(14,875)	$(11,949)
The components of other comprehensive loss are as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Foreign Currency Translation Adjustments	$(3,410)	$(2,943)	$(196)	$(2,375)
Change in Accumulated Income on Derivatives:
Reclassification to Interest Expense	—	45	—	11
Mark to Market Adjustments for Derivatives	—	(15)	—	31
Tax Expense	—	(11)	—	(15)
Change in Accumulated Income on Derivatives	—	19	—	27
Retirement Liability Adjustments:
Reclassifications to General and Administrative Expense:
Amortization of Prior Service Cost	390	408	130	136
Amortization of Net Actuarial Losses	356	80	119	27
Tax Benefit	(262)	(170)	(88)	(53)
Retirement Liability Adjustment	484	318	161	110

Other Comprehensive Loss	$(2,926)	$(2,606)	$(35)	$(2,238)
12) Supplemental Retirement Plan and Related Post Retirement Benefits
The Company has two non-qualified supplemental retirement defined benefit plans (“SERP” and “SERP II”) for certain executive officers. The following table sets forth information regarding the net periodic pension cost for the plans.

	Nine Months Ended		Three Months Ended
(In thousands)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Service Cost	$145	$187	$49	$62
Interest Cost	633	565	211	188
Amortization of Prior Service Cost	371	390	123	130
Amortization of Net Actuarial Losses	336	80	113	27
Net Periodic Cost	$1,485	$1,222	$496	$407

Participants in the SERP are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The following table sets forth information regarding the net periodic cost recognized for those benefits:

	Nine Months Ended		Three Months Ended
(In thousands)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Service Cost	$3	$3	$1	$1
Interest Cost	30	24	10	8
Amortization of Prior Service Cost	19	18	7	6
Amortization of Net Actuarial Losses	20	—	6	—
Net Periodic Cost	$72	$45	$24	$15
13) Sales to Major Customers
The Company has a significant concentration of business with three major customers, each in excess of 10% of consolidated sales. The loss of any of these customers would significantly, negatively impact our sales and earnings.
Sales to these three customers represented 21%, 16% and 13% of consolidated sales for the nine months ended October 3, 2015 and 19%, 25% and 12% for the three months ended October 3, 2015. Sales to these customers were in the Aerospace and Test Systems segments. Accounts receivable from these customers at October 3, 2015 was approximately $58.9 million.
The Company had sales to three customers in the Aerospace and Test Systems segments that represented 17%, 20% and 14% of consolidated sales for the nine months ended September 27, 2014 and 17%, 25% and 13% of consolidated sales for the three months ended September 27, 2014.
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

The Company appealed and believes it has valid defenses to refute the decision. The appeal process is estimated to extend up to two years. The enforcement of the accounting provision of the decision, as discussed above, has no impact on the appeals process. As a result, we do not currently have sufficient information to provide an estimate of AES’s potential exposure related to this matter. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to this litigation as of October 3, 2015.

On November 26, 2014, Lufthansa filed a complaint in the United States District for the Western District of Washington. Lufthansa’s complaint in this action alleges that AES manufactures, uses, sells and offers for sale a power supply system which infringes upon a U.S. patent held by Lufthansa. The patent at issue in the U.S. action is based on technology similar to that involved in the German action. However, the U.S. court will not be bound by the ultimate determination made by the German court. The Company believes it has valid defenses to refute Lufthansa’s claims and intends to contest this matter vigorously. As this matter is in the early stages of fact discovery, we do not currently have sufficient information to provide an estimate of AES’s potential exposure related to this matter. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to this litigation as of October 3, 2015.
15) Segment Information
Below are the sales and operating profit by segment for the three and nine months ended October 3, 2015 and September 27, 2014 and a reconciliation of segment operating profit to income before income taxes. Operating profit is net sales less cost of products sold and other operating expenses excluding interest and corporate expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment.

	Nine Months Ended		Three Months Ended
(Dollars in thousands)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Sales
Aerospace	$413,250	$366,128	$138,728	$122,233
Test Systems	121,744	129,065	61,417	57,209
Less Intersegment Sales	(55)	(237)	—	—
	121,689	128,828	61,417	57,209
Total Consolidated Sales	$534,939	$494,956	$200,145	$179,442
Operating Profit and Margins
Aerospace	$66,728	$60,308	$23,055	$22,057
	16.1%	16.5%	16.6%	18.0%
Test Systems	24,618	8,034	16,980	5,699
	20.2%	6.2%	27.6%	10.0%
Total Operating Profit	91,346	68,342	40,035	27,756
	17.1%	13.8%	20.0%	15.5%
Deductions from Operating Profit
Interest Expense, Net of Interest Income	3,600	7,183	1,243	2,301
Corporate Expenses and Other	8,518	6,463	2,905	1,985
Income Before Income Taxes	$79,228	$54,696	$35,887	$23,470
Identifiable Assets

(In thousands)	October 3, 2015	December 31, 2014
Aerospace	$531,136	$468,481
Test Systems	87,909	69,247
Corporate	29,348	25,182
Total Assets	$648,393	$562,910

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
On a Recurring Basis:
A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of October 3, 2015 and December 31, 2014:

(In thousands)	Classification	Total	Level 1	Level 2	Level 3
Acquisition contingent consideration
October 3, 2015	Current Liabilities	$—	—	—	$—
December 31, 2014	Current Liabilities	—	—	—	—
October 3, 2015	Other Liabilities	$(175)	—	—	$(175)
December 31, 2014	Other Liabilities	$(1,651)	—	—	$(1,651)
Our Level 3 fair value liabilities represent contingent consideration recorded related to the 2011 Ballard acquisition, to be paid up to a maximum of $5.5 million if annual revenue growth targets are met in the years 2012 - 2016 and the 2013 AeroSat acquisition, to be paid up to a maximum of $53.0 million if annual revenue targets are met in the years 2014 and 2015. The change in the balance of contingent consideration during the nine months ended October 3, 2015 is primarily due to fair value adjustments of $1.6 million, resulting from the re-evaluation of the probability of the achievement of the contingent consideration targets. This adjustment was recorded within SG&A expenses in the statement of operations.
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
At October 3, 2015, the fair value of goodwill and intangible assets classified using Level 3 inputs are comprised of the Armstrong goodwill and intangible assets acquired on January 14, 2015, which are currently valued based on management’s best estimates. When the accounting for the acquisition is finalized, these intangible assets will be valued using discounted cash flow methodology.
Due to their short-term nature, the carrying value of cash and equivalents, accounts receivable, accounts payable, and notes payable approximate fair value. The carrying value of the Company’s variable rate long-term debt instruments also approximates fair value due to the variable rate feature of these instruments. As of October 3, 2015, the Company concluded that no indicators of impairment relating to intangible assets or goodwill existed and an interim test was not performed.

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
Our Aerospace segment designs and manufactures products for the global aerospace industry. Product lines include lighting & safety systems, electrical power generation, distribution and motions systems, aircraft structures, engineering design & systems certification and avionics products. Our Aerospace customers are the airframe manufacturers (OEM’s) that build aircraft for the commercial, military and general aviation markets, suppliers to those OEM’s, aircraft operators such as airlines and branches of the U.S. Department of Defense as well as the Federal Aviation Administration and airport operators. Our Test Systems segment designs, develops, manufactures and maintains automated test systems that support the semiconductor and aerospace & defense markets. In the Test Systems segment, Astronics’ products are sold to a global customer base including OEM's and prime government contractors for both semiconductor and aerospace & defense products.
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

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Nine Months Ended		Three Months Ended
(Dollars in thousands)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Sales	$534,939	$494,956	$200,145	$179,442
Gross Profit (sales less cost of products sold)	$149,041	$124,517	$59,427	$51,310
Gross Margin	27.9%	25.2%	29.7%	28.6%
Selling, General and Administrative Expenses	$66,213	$62,638	$22,297	$25,539
SG&A Expenses as a Percentage of Sales	12.4%	12.7%	11.1%	14.2%
Interest Expense, Net of Interest Income	$3,600	$7,183	$1,243	$2,301
Effective Tax Rate	33.0%	31.0%	31.2%	27.2%
Net Income	$53,067	$37,731	$24,694	$17,080
A discussion by segment can be found at “Segment Results of Operations and Outlook” in this MD&A.
CONSOLIDATED QUARTERLY RESULTS
Consolidated sales for the third quarter of 2015 were $200.1 million, up from $179.4 million for the same period last year. The 2015 third quarter included $6.5 million in sales from Armstrong Aerospace, Inc. (“Armstrong”), acquired on January 14, 2015. Organic sales for the quarter increased $14.2 million, or 7.9%, and were achieved with increases across both the Aerospace and Test Systems segments.
Consolidated cost of products sold increased $12.6 million to $140.7 million in the third quarter of 2015 from $128.1 million for the same period last year, due largely to the incremental costs of products sold on increased organic sales volumes. The acquisition of Armstrong resulted in an incremental $5.8 million in cost of products sold in the third quarter of 2015. Engineering and development (“E&D”) costs were $22.5 million in the third quarter of 2015, including $1.8 million for Armstrong. E&D costs in last year’s third quarter were $19.1 million. As a percent of sales, E&D was 11.3% and 10.7% in the third quarters of 2015 and 2014, respectively. The third quarter of 2014 included $1.3 million of inventory fair value step-up expense of acquired businesses compared with $0.3 million in the third quarter of 2015. Consolidated cost of products sold as a percentage of sales was 70.3% in the third quarter of 2015 compared with 71.4% in the third quarter of 2014.
Selling, general and administrative (“SG&A”) expenses were $22.3 million, or 11.1% of sales, in the third quarter of 2015 compared with $25.5 million, or 14.2% of sales, in the same period last year. The third quarter of 2014 included intangible asset amortization expense related to Astronics Test Systems, Inc. (acquired in February 2014) of $5.3 million, compared with $0.3 million in the third quarter of 2015. This decrease was partially offset by the incremental SG&A costs of Armstrong, which added approximately $1.4 million to SG&A in the third quarter of 2015, including $0.5 million of amortization expense for acquired intangible assets of that business.
Diluted earnings per share for the 2015 third quarter were $0.94 compared with $0.65 in the prior year period, and increase of 44.6%.
CONSOLIDATED YEAR-TO-DATE RESULTS
Consolidated sales for the first nine months of 2015 increased by $40.0 million, or 8.1%, to $534.9 million from $494.9 million for the same period last year. The acquisition of Armstrong contributed $20.3 million to consolidated sales, while consolidated organic sales increased $19.7 million, or 4.0%.
Consolidated cost of products sold increased $15.5 million to $385.9 million in the first nine months of 2015 from $370.4 million for the same period last year.  The increase was due primarily to the incremental cost of products sold associated with Armstrong of $16.2 million, incremental costs of products sold on increased organic sales volumes and increased E&D costs offset by lower step-up expense when compared to the same period last year.  E&D costs were 12.4% of sales, or $66.1 million, which included $4.8 million for Armstrong, compared with $57.1 million, or 11.5% of sales, in the prior year’s first nine months.  Cost of products sold in the first nine months of 2014 included $18.6 million related to inventory step-up expense, as compared to $1.0 million in the first nine months of 2015. Consolidated cost of products sold as a percentage of sales was 72.1% in the first nine months of 2015 compared with 74.8% in the first nine months of 2014.

Selling, general and administrative (“SG&A”) expenses were $66.2 million, or 12.4% of sales, in the first nine months of 2015 compared with $62.6 million, or 12.7% of sales, in the same period last year. The increase was due primarily to the incremental SG&A costs of Armstrong, which added approximately $4.1 million to SG&A in the first nine months of 2015. Organically, higher SG&A expense reflected increased headcount and compensation costs to support growth. These increases were partially offset by a decrease of amortization expense for acquired intangible assets of ATS of $4.4 million, and a $1.1 million reduction in the contingent consideration liability related to prior acquisitions.
Diluted earnings per share for the first nine months of 2015 were $2.02 compared with $1.45 for the same period last year period, an increase of 39.3%.
The effective tax rates were approximately 33.0% and 31.0% for the nine months and 31.2% and 27.2% for the three months ended October 3, 2015 and September 27, 2014, respectively. The effective tax rate for the third quarter and first nine months of 2015 and 2014 were lower than the federal statutory rate due to the domestic production activity deduction, domestic research and development tax credits and lower effective tax rates on foreign income.

For both the three and nine months ended October 3, 2015, the earnings per share increase, as compared to the respective periods in the prior year, is due primarily to the increase in net income.
We expect consolidated sales in 2015 to be between $690 million and $705 million. Approximately $553 million to $564 million of forecasted 2015 revenue is expected from the Aerospace segment, while approximately $137 million to $141 million of the forecasted revenue is expected from the Test Systems segment.
Our consolidated backlog at October 3, 2015 was $297.0 million, of which $147.9 million is expected to ship in 2015.
We expect our capital equipment spending in 2015 to be in the range of $20 million to $25 million.
The Company is establishing initial revenue guidance for 2016 of $690 million to $750 million. The Aerospace segment is expected to generate $572 million to $616 million of revenue, and the Test Systems segment is expected to generate $118 million to $134 million.
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

AEROSPACE SEGMENT

	Nine Months Ended		Three Months Ended
(In thousands)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Sales	$413,250	$366,128	$138,728	$122,233
Operating Profit	$66,728	$60,308	$23,055	$22,057
Operating Margin	16.1%	16.5%	16.6%	18.0%

Aerospace Sales by Market
(In thousands)
Commercial Transport	$342,839	$293,051	$115,016	$97,260
Military	31,929	31,589	12,102	10,279
Business Jet	25,196	28,740	8,043	10,565
Other	13,286	12,748	3,567	4,129
	$413,250	$366,128	$138,728	$122,233
Aerospace Sales by Product Line
(In thousands)
Electrical Power & Motion	$208,578	$188,368	$71,164	$61,885
Lighting & Safety	119,949	111,702	39,965	37,104
Avionics	41,628	40,601	12,598	15,351
Systems Certification	16,465	—	6,120	—
Structures	12,418	10,868	4,388	3,526
Other	14,212	14,589	4,493	4,367
	$413,250	$366,128	$138,728	$122,233

(In thousands)	October 3, 2015	December 31, 2014
Total Assets	$531,136	$468,481
Backlog	$227,343	$223,769
AEROSPACE QUARTERLY RESULTS
Aerospace segment sales increased by $16.5 million, or 13.5%, when compared with the prior year’s third quarter to $138.7 million. Organic Aerospace sales grew 8.2%, or $10.0 million. Sales from Armstrong added $6.5 million.
Sales growth in the third quarter of 2015 was driven by increased Electrical Power & Motion sales, which were up $9.3 million or 15%.  Sales of in-seat power products grew at an even stronger rate, helping to offset reduced sales of seat motion products in this product line.  The Electrical Power & Motion product lines are sold mostly to Commercial Transport customers, with lesser sales to Business Jets and Military customers.  Sales of Lighting & Safety products increased $2.9 million, as higher production rates of Commercial Transport customers were complemented by a number of aftermarket retrofit sales of passenger service units, or PSUs.  The 2015 third quarter included $6.1 million of Systems Certification sales from Armstrong, which was acquired in January 2015.  These gains offset a reduction of $2.7 million in the Avionics product lines, as the Company continued to deal with component problems from a certain supplier.  Sales in this product line are expected to rebound somewhat in the fourth quarter.
Aerospace operating profit for the third quarter of 2015 was $23.1 million, or 16.6% of sales, compared with $22.1 million, or 18.0% of sales, in the same period last year. Operating margins were negatively affected by increased E&D spending and lower operating margin from the Armstrong business, partially offset by operating leverage gained on increased organic sales volumes. Organic Aerospace E&D costs increased $1.7 million compared with last year’s third quarter. Incremental SG&A from Armstrong was $1.4 million, including $0.5 million of purchased intangible asset amortization expense for acquired intangible assets.

AEROSPACE YEAR-TO-DATE RESULTS
Aerospace segment sales increased by $47.1 million, or 12.9%, when compared with the prior year’s first nine months to $413.3 million. Organic sales grew 7.3%, or $26.8 million, and sales from Armstrong added $20.3 million.
Aerospace sales growth year-to-date was driven by increased Electrical Power & Motion sales, which were up $20.2 million or 10.7%.  This product group is dominated by in-seat power products, which were up 18% through three quarters.  The Lighting & Safety product line was up $8.2 million, or 7.4%, on a year-to-date basis, based on higher production rates of Commercial Transport aircraft and greater retrofit activity.  Systems Certification sales were up $16.5 million due to the January acquisition of Armstrong.  The other Aerospace product lines made up the remainder of the increase.
Aerospace operating profit for the first nine months of 2015 was $66.7 million, or 16.1% of sales, compared with $60.3 million, or 16.5% of sales, in the same period last year. Operating leverage gained on increased volume for the organic business was partially offset by higher organic E&D costs of approximately $3.9 million. Aerospace SG&A expense increased $5.4 million in the first nine months of 2015 as compared with the corresponding period in 2014. Incremental SG&A from Armstrong was $4.1 million, including $1.6 million of purchased intangible asset amortization expense for acquired intangible assets. The first nine months of 2014 included inventory step-up costs of $2.6 million that reduced normal operating margins for that period.
AEROSPACE OUTLOOK
We expect 2015 sales for our Aerospace segment to be in the range of $553 million to $564 million. The Aerospace segment’s backlog at the end of the third quarter of 2015 was $227.3 million with approximately $128.8 million expected to be shipped over the remaining part of 2015 and $210.3 million is expected to ship over the next 12 months.
TEST SYSTEMS SEGMENT

	Nine Months Ended		Three Months Ended
(In thousands)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Sales	$121,744	$129,065	$61,417	$57,209
Less Intersegment Sales	(55)	(237)	—	—
Net Sales	$121,689	$128,828	$61,417	$57,209
Operating profit (loss)	$24,618	$8,034	$16,980	$5,699
Operating Margin	20.2%	6.2%	27.6%	10.0%

Test Systems Sales by Market
(In thousands)
Semiconductor	$86,224	$106,384	$49,966	$48,927
Aerospace & Defense	35,465	22,444	11,451	8,282
	$121,689	$128,828	$61,417	$57,209

(In thousands)	October 3, 2015	December 31, 2014
Total Assets	$87,909	$69,247
Backlog	$69,705	$146,964

TEST SYSTEMS QUARTERLY RESULTS
Sales in the third quarter of 2015 increased $4.2 million, or 7.4%, to $61.4 million compared with sales of $57.2 million 2014. Sales to the Semiconductor market increased $1.0 million compared with the same period in 2014 and Aerospace & Defense sales increased $3.2 million.

Operating profit was $17.0 million, or 27.6% of sales, compared with $5.7 million, or 10.0% of sales, in last year’s third quarter, due in part to operating leverage on the sales increase. Amortization expense associated with acquisitions was $0.3 million in the 2015 third quarter. Last year's third quarter included non-recurring purchase accounting related inventory step-up costs of $1.0 million that reduced normal operating margins for that period, $5.3 million in amortization expense related to the ATS acquisition, and $1.7 million associated with work force reductions as we realigned segment personnel. E&D costs were approximately $3.2 million in the third quarter of 2015 and $3.3 million in the prior-year period.
TEST SYSTEMS YEAR-TO-DATE RESULTS
Sales in the first nine months of 2015 decreased 5.5% to $121.7 million compared with sales of $128.8 million for the same period in 2014, due to lower sales to the Semiconductor market. Sales to the Semiconductor market decreased $20.1 million compared with the same period in 2014, which was partially offset by increased sales of $13.0 million to the Aerospace & Defense market.
Operating profit was $24.6 million, or 20.2% of sales, compared with $8.0 million, or 6.2% of sales, in the first nine months of 2014. The acquisition of ATS added approximately $1.6 million in SG&A expense in the first nine months of 2015. The first nine months of 2014 included non-recurring purchase accounting related inventory step-up costs of $16.0 million, and $1.7 million of charges related to work force reductions as the Company realigned segment personnel which impacted operating margin. Additionally, amortization expense in the first nine months of 2014 related to the ATS acquisition was approximately $5.4 million compared with $1.0 million in the first nine months of 2015. E&D costs were approximately $8.8 million in the first nine months of 2015, and $8.5 million in the prior-year period.
TEST SYSTEMS OUTLOOK
We expect sales for the Test Systems segment for 2015 to be in the range of $137 million to $141 million. The Test Systems segment’s backlog at the end of the second quarter of 2015 was $69.7 million with approximately $19.1 million expected to be shipped over the remaining part of 2015 and approximately $52.6 million scheduled to ship over the next 12 months.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities:
Cash provided by operating activities totaled $43.2 million for the first nine months of 2015, as compared with $68.5 million during the same period in 2014. Cash flow from operating activities decreased primarily due to the impact of increases in net operating assets for the first nine months of 2015 when compared with the first nine months of 2014.
Investing Activities:
Cash used for investing activities was $71.1 million for the first nine months of 2015 compared with $100.0 million used in the same period of 2014. Cash used for the acquisition of Armstrong in January 2015 was $52.6 million. Cash used for capital expenditures was $15.9 million. The Company expects capital spending in 2015 to be in the range of $20 million to $25 million.
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

At October 3, 2015, there was $193.0 million outstanding on the revolving credit facility and there remains $155.9 million available, net of outstanding letters of credit. The credit facility allocates up to $20 million of the $350 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. At October 3, 2015, outstanding letters of credit totaled $1.1 million.
The maximum permitted leverage ratio of funded debt to Adjusted EBITDA (as defined in the Agreement) is 3.5 to 1, increasing to 4.0 to 1 for up to two fiscal quarters following the closing of an acquisition permitted under the Agreement. The Company will pay interest on the unpaid principal amount of the facility at a rate equal to one-, three- or six-month Libor plus between 137.5 basis points and 225 basis points based upon the Company’s leverage ratio. The Company will also pay a commitment fee to the Lenders in an amount equal to between 17.5 basis points and 35 basis points on the undrawn portion of the credit facility, based upon the Company’s leverage ratio. The fixed charge coverage ratio under the Original Facility was replaced with a minimum interest coverage ratio (EBITDA to interest expense) of 3.0 to 1 for the term of the Agreement. At October 3, 2015, the Company was in compliance with all of the covenants pursuant to the credit facility. Our interest coverage ratio was 39.6 to 1 and the leverage ratio was 1.5 to 1 at October 3, 2015.
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
BACKLOG
The Company’s backlog at October 3, 2015 was $297.0 million compared with $370.7 million at December 31, 2014 and $301.4 million at September 27, 2014.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table represents contractual obligations as of October 3, 2015:

	Payments Due by Period
(In thousands)	Total	2015	2016-2017	2018-2019	After 2019
Long-term Debt	$208,534	$639	$5,351	$197,579	$4,965
Purchase Obligations	94,013	63,535	29,972	506	—
Interest on Long-term Debt	19,147	3,697	8,238	6,881	331
Supplemental Retirement Plan and Post Retirement Obligations	22,481	101	807	804	20,769
Operating Leases	8,938	1,329	4,267	3,194	148
Other Long-term Liabilities	310	17	195	26	72
Total Contractual Obligations	$353,423	$69,318	$48,830	$208,990	$26,285
Notes to Contractual Obligations Table
Purchase Obligations — Purchase obligations are comprised of the Company’s commitments for goods and services in the normal course of business.
Long-Term Debt — See Part 1 Financial Information, Item 1 Financial Statements, Note 6, Long-Term Debt and Notes Payable included in this report.
Operating Leases — Operating lease obligations are primarily related to the Company's facility leases.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Market Risk in Item 2, above.

Item 4. Controls and Procedures

a)
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 3, 2015. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 3, 2015.

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

The Company appealed and believes it has valid defenses to refute the decision. The appeal process is estimated to extend up to two years. The enforcement of the accounting provision of the decision, as discussed above, has no impact on the appeals process. As a result, we do not currently have sufficient information to provide an estimate of AES’s potential exposure related to this matter. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to this litigation as of October 3, 2015.
On November 26, 2014, Lufthansa filed a complaint in the United States District for the Western District of Washington. Lufthansa’s complaint in this action alleges that AES manufactures, uses, sells and offers for sale a power supply system which infringes upon a U.S. patent held by Lufthansa. The patent at issue in the U.S. action is based on technology similar to that involved in the German action. However, the U.S. court will not be bound by the ultimate determination made by the German court. The Company believes it has valid defenses to refute Lufthansa’s claims and intends to contest this matter vigorously. As this matter is in the early stages of fact discovery, we do not currently have sufficient information to provide an estimate of AES’s potential exposure related to this matter. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to this litigation as of October 3, 2015.
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

ASTRONICS CORPORATION
(Registrant)
Date:	November 10, 2015	By:	/s/ David C. Burney
David C. Burney Executive Vice President and Chief Financial Officer (Principal Financial Officer)