Form 10-K
period 2015-12-31
ASTRONICS CORP
filed 2016-02-24
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
Form 10-K
___________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
Commission File Number 0-7087
___________________________________________________________
Astronics Corporation
(Exact Name of Registrant as Specified in its Charter)
 ___________________________________________________________

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
___________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of February 18, 2016, 25,600,468 shares were outstanding, consisting of 19,474,585 shares of Common Stock $.01 par value and 6,125,883 shares of Class B Stock $.01 par value. The aggregate market value, as of the last business day of the Company’s most recently completed second fiscal quarter, of the shares of Common Stock and Class B Stock of Astronics Corporation held by non-affiliates was approximately $1,291,000,000 (assuming conversion of all of the outstanding Class B Stock into Common Stock and assuming the affiliates of the Registrant to be its directors, executive officers and persons known to the Registrant to beneficially own more than 10% of the outstanding capital stock of the Corporation).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders to be held June 1, 2016 are incorporated by reference into Part III of this Report.

ASTRONICS CORPORATION
Index to Annual Report
on Form 10-K
Year Ended December 31, 2015

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

PART I
ITEM 1.    BUSINESS
Astronics Corporation (“Astronics” or the “Company”) is a leading supplier of products to the global aerospace, defense, electronics and semiconductor industries. Our products and services include advanced, high-performance electrical power generation, distribution and motion systems, lighting & safety systems, avionics products, aircraft structures, systems certification and automated test systems.
We have operations in the United States ("U.S."), Canada and France. We design and build our products through our wholly owned subsidiaries Astronics Advanced Electronic Systems Corp. (“AES”); Astronics AeroSat Corporation (“AeroSat”); Ballard Technology, Inc. (“Ballard”); Astronics DME LLC (“DME”); Luminescent Systems, Inc. (“LSI”); Luminescent Systems Canada, Inc. (“LSI Canada”); Max-Viz, Inc. (“Max-Viz”); Peco, Inc. (“Peco”); PGA Electronic s.a. (“PGA”); Astronics Test Systems, Inc. and Armstrong Aerospace, Inc. (“Armstrong”). We have two reportable segments, Aerospace and Test Systems.
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
On February 28, 2014, Astronics acquired, through its wholly-owned subsidiary Astronics Test Systems, Inc. (“ATS”), certain assets and liabilities of EADS North America’s Test and Services division, located in Irvine, California. ATS is a leading provider of highly engineered automatic test systems, subsystems and instruments for semiconductor and consumer electronics products to both the commercial and defense industries. ATS is included in our Test Systems segment.
On January 14, 2015, the Company acquired all of the outstanding stock of Armstrong, located in Itasca, Illinois. Armstrong is a leading provider of engineering, design and certification solutions for commercial aircraft, specializing in connectivity, in-flight entertainment, and electrical power systems. Armstrong is included in our Aerospace segment.
Products and Customers
Our Aerospace segment designs and manufactures products for the global aerospace industry. Product lines include lighting and safety systems, electrical power generation, distribution and motions systems, aircraft structures, avionics products, systems certification and other products. Our Aerospace customers are the airframe manufacturers ("OEM") that build aircraft for the commercial, military and general aviation markets, suppliers to those OEM’s, aircraft operators such as airlines and branches of the U.S. Department of Defense as well as the Federal Aviation Administration and airport operators. During 2015, this segment’s sales were divided 83% to the commercial transport market, 8% to the military aircraft market, 6% to the business jet market and 3% to other markets. Most of this segment’s sales are a result of contracts or purchase orders received from customers, placed on a day-to-day basis or for single year procurements rather than long-term multi-year contract commitments. On occasion, the Company does receive contractual commitments or blanket purchase orders from our customers covering multiple-year deliveries of hardware to our customers.
Our Test Systems segment designs, develops, manufactures and maintains automated test systems that support the semiconductor, aerospace, communications and weapons test systems as well as training and simulation devices for both commercial and military applications. In the Test Systems segment, Astronics’ products are sold to a global customer base including OEMs and prime government contractors for both electronics and military products. During 2015, this segment’s sales were divided 65% to the semiconductor market and 35% to the aerospace & defense market. Before the acquisition of ATS in February 2014, this segment’s sales were all to the military market.

Sales by segment, geographic region, major customer and foreign operations are provided in Note 18 of Item 8, Financial Statements and Supplementary Data in this report.
We have a significant concentration of business with three major customers; Panasonic Avionics Corporation (“Panasonic”), Apple Inc. (“Apple”), and The Boeing Company (“Boeing”). Sales to Panasonic accounted for 21.0% of sales in 2015, 17.7% of sales in 2014 and 29.6% of sales in 2013. Sales to Apple accounted for 13.1% of sales in 2015 and 17.9% of sales in 2014. Sales to Boeing accounted for 13.0% of sales in 2015, 14.1% of sales in 2014 and 14.5% of sales in 2013.
Strategy
Our strategy is to increase our value by developing technologies and capabilities either internally or through acquisition, and using those capabilities to provide innovative solutions to the aerospace & defense, semiconductor and other markets where our technology can be beneficial.
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
Government Contracts
All U.S. government contracts, including subcontracts where the U.S. government is the ultimate customer, may be subject to termination at the election of the government. Our revenue stream relies on military spending. Approximately 14% of our consolidated sales were made to the military aircraft and military test systems markets combined.
Raw Materials
Materials, supplies and components are purchased from numerous sources. We believe that the loss of any one source, although potentially disruptive in the short-term, would not materially affect our operations in the long-term.
Seasonality
Our business is typically not seasonal.
Backlog
At December 31, 2015, our backlog was $274.4 million. At December 31, 2014, our backlog was $370.7 million. Backlog in the Aerospace segment was $212.7 million at December 31, 2015, of which $186.8 million is expected to be realized in 2016. Backlog in the Test Systems segment was $61.7 million at December 31, 2015, of which $49.3 million is expected to be realized in 2016.
Patents
We have a number of patents. While the aggregate protection of these patents is of value, our only material business that is dependent upon the protection afforded by these patents is our cabin power distribution products. Our patents and patent applications relate to electroluminescence, instrument panels, keyboard technology and a broad patent covering the cabin power distribution technology. We regard our expertise and techniques as proprietary and rely upon trade secret laws and contractual arrangements to protect our rights. We have trademark protection in our major markets.

Research, Development and Engineering Activities
We are engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of our existing technologies. These costs are expensed when incurred and included in cost of sales. Research, development and engineering costs amounted to approximately $90.1 million in 2015, $76.7 million in 2014 and $52.8 million in 2013.
Employees
We employed approximately 2,300 employees at December 31, 2015. We consider our relations with our employees to be good. Except for the hourly production workforce at Peco, none of our employees are subject to collective bargaining agreements.
Stock Distribution
On September 10, 2015, the Company announced a three-for-twenty distribution of Class B Stock to holders of both Common and Class B Stock. Stockholders received three shares of Class B Stock for every twenty shares of Common and Class B Stock held on the record date of October 8, 2015. Fractional shares were paid in cash. All share quantities, share prices and per share data reported throughout this report have been adjusted to reflect the impact of this distribution.
Available information
We file our financial information and other materials as electronically required with the Securities and Exchange Commission (“SEC”). These materials can be accessed electronically via the Internet at www.sec.gov. Such materials and other information about the Company are also available through our website at www.astronics.com.
ITEM 1A.    RISK FACTORS
The loss of Panasonic, Apple or Boeing as major customers or a significant reduction in sales to any or all of those three customers would reduce our sales and earnings. In 2015, we had a concentration of sales to Panasonic, Apple and Boeing representing approximately 21.0%, 13.1% and 13.0% of our sales, respectively. The loss of one or all of these customers or a significant reduction in sales to them would significantly reduce our sales and earnings.
The amount of debt we have outstanding, as well as any debt we may incur in the future, could have an adverse effect on our operational and financial flexibility. As of December 31, 2015, we had approximately $169.8 million of debt outstanding, of which $167.2 million is long-term debt. Changes to our level of debt subsequent to December 31, 2015 could have significant consequences to our business, including the following:

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
A write-off of all or part of our goodwill or other intangible assets could adversely affect our operating results and net worth. At December 31, 2015, goodwill and purchased intangible assets were approximately 18.9% and 17.8% of our total assets, respectively. Our goodwill and other intangible assets may increase in the future since our strategy includes growing through acquisitions. We may have to write-off all or part of our goodwill or purchased intangible assets if their value becomes impaired. Although this write-off would be a non-cash charge, it could reduce our earnings and net worth significantly.
The markets we serve are cyclical and sensitive to domestic and foreign economic conditions and events, which may cause our operating results to fluctuate. Demand for our products is to a large extent dependent on the demand and success of our customers' products where we are a supplier to an OEM. In our Aerospace segment, demand by the business jet markets for our products is dependent upon several factors, including capital investment, product innovations, economic growth and wealth creation and technology upgrades. In addition, the commercial airline industry is highly cyclical and sensitive to fuel price increases, labor disputes, global economic conditions, availability of capital to fund new aircraft purchases and upgrades of existing aircraft and passenger demand. A change in any of these factors could result in a reduction in the amount of air travel and the ability of airlines to invest in new aircraft or to upgrade existing aircraft. These factors would reduce orders for new aircraft and would likely reduce airlines’ spending for cabin upgrades for which we supply products, thus reducing our sales and profits. A reduction in air travel may also result in our commercial airline customers being unable to pay our invoices on a timely basis or not at all.
We are a supplier on various new aircraft programs just entering or expected to begin production in the future. As with any new program, there is risk as to whether the aircraft or program will be successful and accepted by the market. As is customary for our business, we purchase inventory and invest in specific capital equipment to support our production requirements generally based on delivery schedules provided by our customer. If a program or aircraft is not successful we may have to write-off all or a part of the inventory, accounts receivable and capital equipment related to the program. A write-off of these assets could result in a significant reduction of earnings and cause covenant violations relating to our debt agreements. This could result in our being unable to borrow additional funds under our bank credit facility or being obliged to refinance or renegotiate the terms of our bank indebtedness.
In our Test Systems segment, the market for our products is concentrated with a limited number of significant customers accounting for a substantial portion of the purchases of test equipment. In any one reporting period, a single customer or several customers may contribute an even larger percentage of our consolidated revenues. In addition, our ability to increase sales will depend, in part, on our ability to obtain orders from current or new significant customers. The opportunities to obtain orders from these customers may be limited, which may impair our ability to grow revenues. We expect that sales of our Test Systems products will continue to be concentrated with a limited number of significant customers for the foreseeable future. Additionally, demand for some of our test products is dependent upon government funding levels for our products, our ability to compete successfully for those contracts and our ability to develop products to satisfy the demands of our customers.
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
Future terror attacks, war, or other civil disturbances could negatively impact our business. Continued terror attacks, war or other disturbances could lead to economic instability and decreases in demand for our products, which could negatively impact our business, financial condition and results of operations. Terrorist attacks world-wide have caused instability from time to time in global financial markets and the aviation industry. The long-term effects of terrorist attacks on us are unknown. These attacks and the U.S. government’s continued efforts against terrorist organizations may lead to additional armed hostilities or to further acts of terrorism and civil disturbance in the U.S. or elsewhere, which may further contribute to economic instability.
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
If our subcontractors or suppliers fail to perform their contractual obligations, our prime contract performance and our ability to obtain future business could be materially and adversely impacted. Many of our contracts involve subcontracts with other companies upon which we rely to perform a portion of the services we must provide to our customers. There is a risk that we may have disputes with our subcontractors, including disputes regarding the quality and timeliness of work performed by the subcontractor or customer concerns about the subcontractor. Failure by our subcontractors to satisfactorily provide, on a timely basis, the agreed-upon supplies or perform the agreed-upon services may materially and adversely impact our ability to perform our obligations with our customer. Subcontractor performance deficiencies could result in a customer terminating our contract for default. A default termination could expose us to liability and substantially impair our ability to compete for future contracts and orders. In addition, a delay in our ability to obtain components and equipment parts from our suppliers may affect our ability to meet our customers’ needs and may have an adverse effect upon our profitability.
Our results of operations are affected by our fixed-price contracts, which could subject us to losses in the event that we have cost overruns. For the year ended December 31, 2015, fixed-price contracts represented almost all of the Company’s sales. On fixed-price contracts, we agree to perform the scope of work specified in the contract for a predetermined price. Depending on the fixed price negotiated, these contacts may provide us with an opportunity to achieve higher profits based on the relationship between our costs and the contract’s fixed price. However, we bear the risk that increased or unexpected costs may reduce our profit.
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
We are subject to financing and interest rate exposure risks that could adversely affect our business, liquidity and operating results. Changes in the availability, terms and cost of capital, and increases in interest rates could cause our cost of doing business to increase and place us at a competitive disadvantage. At December 31, 2015, approximately 9% of our debt was at fixed interest rates with the remainder subject to variable interest rates.
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
Our operations in foreign countries expose us to political and currency risks and adverse changes in local legal and regulatory environments. In 2015, approximately 7.3% of our sales were made by our subsidiaries in France and Canada. Net assets held by these subsidiaries total $36.1 million at December 31, 2015. Our financial results may be adversely affected by fluctuations in foreign currencies and by the translation of the financial statements of our foreign subsidiaries from local currencies into U.S. dollars. We expect international operations and export sales to continue to contribute to our earnings for the foreseeable future. Both the sales from international operations and export sales are subject in varying degrees to risks inherent in doing business outside of the U.S. Such risks include the possibility of unfavorable circumstances arising from host country laws or regulations, changes in tariff and trade barriers and import or export licensing requirements, and political or economic reprioritization, insurrection, civil disturbance or war.
Government regulations could limit our ability to sell our products outside the U.S. and could otherwise adversely affect our business. Certain of our sales are subject to compliance with U.S. export regulations. Our failure to obtain, or fully adhere to the limitations contained in, the requisite licenses, meet registration standards or comply with other government export regulations would hinder our ability to generate revenues from the sale of our products outside the U.S. Compliance with these government regulations may also subject us to additional fees and operating costs. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position. In order to sell our products in European Union countries, we must satisfy certain technical requirements. If we are unable to comply with those requirements with respect to a significant quantity of our products, our sales in Europe would be restricted. Doing business internationally also subjects us to numerous U.S. and foreign laws and regulations, including regulations relating to import-export control, technology transfer restrictions, foreign corrupt practices and anti-boycott provisions. Our failure, or failure by an authorized agent or representative that is attributable to us, to comply with these laws and regulations could result in administrative, civil or criminal liabilities and could, in the extreme case, result in monetary penalties, suspension or debarment from government contracts or suspension of our export privileges, which would have a material adverse effect on us.
Our stock price is volatile. For the year ended December 31, 2015, our stock price ranged from a low of $33.74 to a high of $66.61. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

•	quarterly variations in operating results;

•	variances of our quarterly results of operations from securities analyst estimates;

•	changes in financial estimates;

•	announcements of technological innovations and new products; and

•	news reports relating to trends in our markets.
In addition, the stock market in general, and the market prices for companies in the aerospace & defense industry in particular, have experienced significant price and volume fluctuations that often have been unrelated to the operating performance of the companies affected by these fluctuations. These broad market fluctuations may adversely affect the market price of our common stock, regardless of our operating performance.
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
We are a defendant in actions filed in the Regional State Court of Mannheim, Germany (Lufthansa Technik AG v. Astronics Advanced Electronics Systems Corp.) and the United States District for the Western District of Washington relating to an allegation of patent infringement. On December 29, 2010, Lufthansa Technik AG (“Lufthansa”) filed a Statement of Claim in the Regional State Court of Mannheim, Germany. Lufthansa’s claim asserts that our subsidiary, Astronics Advanced Electronic Systems Corp. (“AES”) sold, marketed and brought into use in Germany a power supply system which infringes upon a German patent held by Lufthansa. The relief sought by Lufthansa includes requiring AES to stop selling and marketing the allegedly infringing power supply system, a recall of allegedly infringing products sold to commercial customers since November 26, 2003 and compensation for damages. The claim does not specify an estimate of damages and a damages claim will be made by Lufthansa only if it receives a favorable ruling on the determination of infringement. The value of the dispute has been set by the court to be €2 million. This is an estimate of the commercial value of the matter.
On February 6, 2015, the Regional State Court of Mannheim, Germany rendered its decision that the patent was infringed. The judgment does not require AES to recall products which are already installed in aircraft or have been sold to other end users. On July 15, 2015, Lufthansa advised AES of their intention to enforce the accounting provisions of the decision, which require AES to provide certain financial information regarding sales of the infringing product to enable Lufthansa to make an estimate of requested damages. Additionally, if Lufthansa provides the required bank guarantees specified in the decision, the Company may be required to offer a recall of products which are in the distribution channels in Germany, and provide certain financial information regarding sales of the infringing product to enable Lufthansa to make an estimate of requested damages. No such bank guarantees have been issued to date.
The Company appealed and believes it has valid defenses to refute the decision. The appeal process is estimated to extend up to two years. The enforcement of the accounting provision of the decision, as discussed above, has no impact on the appeals process. As a result, we do not currently have sufficient information to provide an estimate of AES’s potential exposure related to this matter. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to this litigation as of December 31, 2015.
On November 26, 2014, Lufthansa filed a complaint in the United States District for the Western District of Washington. Lufthansa’s complaint in this action alleges that AES manufactures, uses, sells and offers for sale a power supply system which infringes upon a U.S. patent held by Lufthansa. The patent at issue in the U.S. action is based on technology similar to that involved in the German action. However, the U.S. court will not be bound by the ultimate determination made by the German court. The Company believes it has valid defenses to refute Lufthansa’s claims and intends to contest this matter vigorously. As this matter is in the early stages of fact discovery, we do not currently have sufficient information to provide an estimate of AES’s potential exposure related to this matter. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to this litigation as of December 31, 2015.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None

ITEM 2.    PROPERTIES
On December 31, 2015, we own or lease 1.0 million square feet of space in the U.S., Canada and France, distributed as follows:

	Owned	Leased	Total
Aerospace:
Clackamas, OR	237,000	—	237,000
East Aurora, NY	125,000	—	125,000
Kirkland, WA	97,000	39,500	136,500
Ft. Lauderdale, FL	96,000	—	96,000
Lebanon, NH	80,000	—	80,000
Itasca, IL	49,000	—	49,000
Montierchaume, France*	—	80,000	80,000
Amherst, NH	—	28,000	28,000
Montreal, Quebec, Canada	—	25,000	25,000
Everett, WA	—	16,000	16,000
Portland, OR	—	3,500	3,500
Hillsboro, OR	—	1,000	1,000
Chicago, IL	—	500	500
Aerospace Square Feet	684,000	193,500	877,500
Test Systems:
Irvine, CA*	—	99,000	99,000
Orlando, FL	—	51,000	51,000
Test Systems Square Feet	—	150,000	150,000
Total Square Feet	684,000	343,500	1,027,500
* - Capitalized leases.
Upon the expiration of our current leases, we believe that we will be able to either secure renewal terms or enter into leases for or purchases of alternative locations at market terms. We believe that our properties have been adequately maintained and are generally in good condition.
In January 2014, Peco purchased real estate that included two buildings totaling 237,000 square feet in Clackamas, Oregon and began moving its operations into the buildings in the fourth quarter of 2014. Peco vacated its former facilities in 2015. In January 2015, we acquired three buildings totaling 49,000 square feet in Itasca, Illinois in conjunction with the Armstrong acquisition.

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
On December 29, 2010, Lufthansa Technik AG (“Lufthansa”) filed a Statement of Claim in the Regional State Court of Mannheim, Germany. Lufthansa’s claim asserts that our subsidiary, Astronics Advanced Electronic Systems Corp. (“AES”) sold, marketed and brought into use in Germany a power supply system which infringes upon a German patent held by Lufthansa. The relief sought by Lufthansa includes requiring AES to stop selling and marketing the allegedly infringing power supply system, a recall of allegedly infringing products sold to commercial customers since November 26, 2003 and compensation for damages. The claim does not specify an estimate of damages and a damages claim will be made by Lufthansa only if it receives a favorable ruling on the determination of infringement. The value of the dispute has been set by the court to be €2 million. This is an estimate of the commercial value of the matter.
On February 6, 2015, the Regional State Court of Mannheim, Germany rendered its decision that the patent was infringed. The judgment does not require AES to recall products which are already installed in aircraft or have been sold to other end users. On July 15, 2015, Lufthansa advised AES of their intention to enforce the accounting provisions of the decision, which require AES to provide certain financial information regarding sales of the infringing product to enable Lufthansa to make an estimate of requested damages. Additionally, if Lufthansa provides the required bank guarantees specified in the decision, the Company may be required to offer a recall of products which are in the distribution channels in Germany, and provide certain financial information regarding sales of the infringing product to enable Lufthansa to make an estimate of requested damages. No such bank guarantees have been issued to date.
The Company appealed and believes it has valid defenses to refute the decision. The appeal process is estimated to extend up to two years. The enforcement of the accounting provision of the decision, as discussed above, has no impact on the appeals process. As a result, we do not currently have sufficient information to provide an estimate of AES’s potential exposure related to this matter. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to this litigation as of December 31, 2015.
On November 26, 2014, Lufthansa filed a complaint in the United States District for the Western District of Washington. Lufthansa’s complaint in this action alleges that AES manufactures, uses, sells and offers for sale a power supply system which infringes upon a U.S. patent held by Lufthansa. The patent at issue in the U.S. action is based on technology similar to that involved in the German action. However, the U.S. court will not be bound by the ultimate determination made by the German court. The Company believes it has valid defenses to refute Lufthansa’s claims and intends to contest this matter vigorously. As this matter is in the early stages of fact discovery, we do not currently have sufficient information to provide an estimate of AES’s potential exposure related to this matter. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to this litigation as of December 31, 2015.
Other than these proceedings, we are not party to any significant pending legal proceedings that management believes will result in material adverse effect on our financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The table below sets forth the range of prices for the Company’s Common Stock, traded on the NASDAQ National Market System, for each quarterly period during the last two years. The approximate number of shareholders of record as of February 18, 2016, was 835 for Common Stock and 2,088 for Class B Stock.

2015	High	Low
First	$65.26	$44.35
Second	$66.61	$58.53
Third	$61.74	$33.74
Fourth	$42.48	$34.61

2014	High	Low
First	$52.14	$36.62
Second	$46.28	$37.77
Third	$49.35	$37.07
Fourth	$48.10	$37.12
The Company has not paid any cash dividends in the three-year period ended December 31, 2015. The Company has no plans to pay cash dividends as it plans to retain all cash from operations as a source of capital to finance growth in the business.
On September 10, 2015, the Company announced a three-for-twenty distribution of Class B Stock to holders of both Common and Class B Stock. Stockholders received three shares of Class B Stock for every twenty shares of Common and Class B Stock held on the record date of October 8, 2015. Fractional shares were paid in cash. All share quantities, share prices and per share data reported throughout this report have been adjusted to reflect the impact of this distribution.
With respect to information regarding our securities authorized for issuance under equity incentive plans, the information contained in the section entitled “Equity Compensation Plan Information” of our definitive Proxy Statement for the 2016 Annual Meeting of Shareholders is incorporated herein by reference.
The Company repurchased and subsequently retired approximately 23,197 and 48,991 shares of common stock in conjunction with the exercise of stock options in 2015 and 2014, respectively.

The following graph and table shows the performance of the Company’s common stock compared with the S&P 500 Index — Total Return and the NASDAQ US and Foreign Companies for a $100 investment made December 31, 2010:

		2010	2011	2012	2013	2014	2015
Astronics Corp.	Return %	—	85.02	-27.61	122.90	30.51	-15.99
	Cum $	100.00	185.02	133.94	298.56	389.66	327.34
S&P 500 Index - Total Returns	Return %	—	2.11	16.00	32.39	13.69	1.38
	Cum $	100.00	102.11	118.45	156.82	178.28	180.75
NASDAQ Stock Market (US and Foreign Companies)	Return %	—	-0.85	17.41	40.10	14.43	7.00
	Cum $	100.00	99.15	116.42	163.11	186.64	199.69

ITEM 6.     SELECTED FINANCIAL DATA
Five-Year Performance Highlights

	2015 (6)	2014 (5)	2013 (4)	2012 (3)	2011 (2)
(Amounts in thousands, except for employee and per share data)
RESULTS OF OPERATIONS:
Sales	$692,279	$661,039	$339,937	$266,446	$228,163
Impairment Loss	$—	$—	$—	$—	$(2,500)
Net Income	$66,974	$56,170	$27,266	$21,874	$21,591
Net Margin	9.7%	8.5%	8.0%	8.2%	9.5%
Diluted Earnings Per Share (1)	$2.55	$2.16	$1.08	$0.87	$0.88
Weighted Average Shares Outstanding – Diluted (1)	26,243	26,061	25,335	25,057	24,588
Return on Average Equity	25.3%	28.1%	18.4%	19.2%	24.0%
YEAR-END FINANCIAL POSITION:
Working Capital	$145,735	$136,602	$125,961	$60,042	$58,833
Total Assets	$609,243	$562,910	$491,271	$211,989	$174,905
Indebtedness	$169,789	$183,008	$200,320	$29,983	$33,263
Shareholders’ Equity	$300,225	$228,177	$171,509	$125,134	$102,863
Book Value Per Share (1)	$11.74	$9.05	$6.96	$5.20	$4.34
OTHER YEAR-END DATA:
Depreciation and Amortization	$25,309	$27,254	$11,059	$6,905	$4,943
Capital Expenditures	$18,641	$40,882	$6,868	$16,720	$14,281
Shares Outstanding (1)	25,569	25,220	24,645	24,064	23,682
Number of Employees	2,304	2,041	1,715	1,156	1,081

(1) -
Diluted Earnings Per Share, Weighted Average Shares Outstanding - Diluted, Book Value Per Share and Shares Outstanding have been adjusted for the impact of the October 8, 2015 fifteen percent Class B stock distribution, the September 5, 2014 twenty percent Class B stock distribution, the October 10, 2013 twenty percent Class B stock distribution and the October 29, 2012 fifteen percent Class B stock distribution.

(2) -	Information includes the results of Ballard, acquired on November 30, 2011, from the acquisition date forward.

(3) -	Information includes the results of Max-Viz, acquired on July 30, 2012, from the acquisition date forward.

(4) -	Information includes the results of Peco, acquired on July 18, 2013, AeroSat acquired on October 1, 2013 and PGA acquired December 5, 2013, each from the acquisition date forward.

(5) -	Information includes the results of ATS, acquired on February 28, 2014, from the acquisition date forward.

(6) -	Information includes the results of Armstrong, acquired on January 14, 2015, from the acquisition date forward.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Astronics, through its subsidiaries, designs and manufactures advanced, high-performance electrical power generation, distribution and motion systems, lighting and safety systems, avionics products, systems certification and aircraft structures for the global aerospace industry as well as test, training and simulation systems primarily for the military and semiconductor markets.
Our strategy is to increase our value by developing technologies and capabilities either internally or through acquisition, and using those capabilities to provide innovative solutions to the aerospace & defense, semiconductor and other markets where our technology can be beneficial.

We have two reportable segments, Aerospace and Test Systems. Our Aerospace segment has eleven principal operating facilities located in New York State, Florida, Illinois, two in New Hampshire, two in Oregon, two in Washington State, Quebec, Canada and Montierchaume, France. Our Test Systems segment has facilities located in Florida and California.
Our Aerospace segment serves three primary markets. They are the military, commercial transport and business jet markets. Our Test Systems segment serves the aerospace & defense and semiconductor markets.
Important factors affecting our growth and profitability are the rate at which new aircraft are produced, government funding of military programs, our ability to have our products designed into new aircraft and the rates at which aircraft owners, including commercial airlines, refurbish or install upgrades to their aircraft. New aircraft build rates and aircraft owners spending on upgrades and refurbishments is cyclical and dependent on the strength of the global economy. Once designed into a new aircraft, the spare parts business is frequently retained by the Company. With the acquisition of ATS in 2014, future growth and profitability of the test business is dependent on developing and procuring new and follow-on business in the semiconductor market as well as with the military. The nature of our test systems business is such that it pursues large multi-year projects. There can be significant periods of time between orders in this business which may result in large fluctuations of sales and profit levels and backlog from period to period.
Each of the markets that we serve presents opportunities that we expect will provide growth for the Company over the long-term. We continue to look for opportunities in all of our markets to capitalize on our core competencies to expand our existing business and to grow through strategic acquisitions.
Challenges which continue to face us include improving shareholder value through increasing profitability. Increasing profitability is dependent on many things, primarily revenue growth and the Company’s ability to control operating expenses and to identify means of creating improved productivity. Revenue is driven by increased build rates for existing aircraft, market acceptance and economic success of new aircraft, continued government funding of defense programs, the Company’s ability to obtain production contracts for parts we currently supply or have been selected to design and develop for new aircraft platforms and continually identifying and winning new business for our Test Systems segment. Our semiconductor test products are highly dependent on winning new and follow-on programs with our current customers as well as developing new customers. Reduced aircraft build rates driven by a weak economy, tight credit markets, reduced air passenger travel and an increasing supply of used aircraft on the market would likely result in reduced demand for our products, which will result in lower profits. Reduction of defense spending may result in fewer opportunities for us to compete, which could result in lower profits in the future. Many of our newer development programs are based on new and unproven technology and at the same time we are challenged to develop the technology on a schedule that is consistent with specific programs. We will continue to address these challenges by working to improve operating efficiencies and focusing on executing on the growth opportunities currently in front of us.
ACQUISITIONS
On January 14, 2015, the Company purchased 100% of the equity of Armstrong for approximately $52.3 million in cash. Armstrong, located in Itasca, Illinois, is a leading provider of engineering, design and certification solutions for commercial aircraft, specializing in connectivity, in-flight entertainment, and electrical power systems. Armstrong is included in our Aerospace segment.
On February 28, 2014, Astronics, through its wholly owned subsidiary ATS, completed the acquisition of substantially all of the assets and liabilities of EADS North America’s Test and Services division. ATS is located in Irvine, California and is a leading provider of highly engineered automatic test systems, subsystems and instruments for the semiconductor, consumer electronics, commercial aerospace & defense industries. The purchase price was approximately $69.4 million in cash.
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
On October 1, 2013, we acquired certain assets and liabilities from AeroSat Corporation and related entities, a supplier of aircraft antenna systems, for $12 million in cash, plus contingent purchase consideration of up to a maximum of $53.0 million based upon the achievement of certain revenue levels in 2014 and 2015. The fair value of the estimated contingent consideration at December 31, 2015 is zero. AeroSat is included in our Aerospace segment.

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
MARKETS
Commercial Transport Market
Sales to the commercial transport market include sales of electrical power generation, distribution and motion products, lighting & safety products, avionics products, systems certification and structures products. Sales to this market totaled approximately $455.6 million or 65.8% of our consolidated sales in 2015.
Maintaining and growing sales to the commercial transport market will depend on airlines’ capital spending budgets for cabin upgrades as well as the purchase of new aircraft by global airlines. This spending by the airlines is impacted by their profits, cash flow and available financing as well as competitive pressures between the airlines to improve the travel experience for their passengers. We expect that new aircraft will be equipped with more passenger and aircraft connectivity and in-seat power than previous generation aircraft. This market has experienced strong growth from airlines installing in-seat passenger power systems on their existing and newly delivered aircraft. Our ability to maintain and grow sales to this market depends on our ability to maintain our technological advantages over our competitors and maintain our relationships with major IFE suppliers and global airlines.
Military Aerospace Market
Sales to the military aerospace market include sales of lighting & safety products, avionics products, electrical power & motion products and other products. Sales to this market totaled approximately 6.3% of our consolidated revenue and amounted to $43.3 million in 2015.
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
Business Jet Market
Sales to the business jet aerospace market include sales of lighting & safety products, avionics products, and electrical power & motion products. Sales to this market totaled approximately 4.7% of our consolidated revenue in 2015 and amounted to $32.8 million.
Sales to the business jet market are driven by our ship set content on new aircraft and build rates of new aircraft. Business jet OEM build rates continue to be significantly impacted by slow global wealth creation and corporate profitability which have been negatively affected during the past several years by global economic uncertainty among prospective buyers. Our sales to the business jet market will continue to be challenged in the upcoming year as business jet aircraft production rates are not expected to increase significantly during 2016 due to global macroeconomic conditions. Despite the current market conditions, we continue to see opportunities on new aircraft currently in the design phase to employ our lighting & safety, electrical power and avionics technologies in the business jet market. There is risk involved in the development of any new aircraft including the risk that the aircraft will not ultimately be produced or that it will be produced in lower quantities than originally expected and thus impacting our return on our engineering and development efforts.
Other Aerospace
Sales of our other aerospace products include sales of airfield lighting products and other Peco products. Sales to this market totaled approximately 2.6% of our total revenue or $18.1 million in 2015.

Tests Systems Products
Our Test Systems segment accounted for approximately 20.6% of our consolidated sales in 2015 and amounted to $142.5 million. Sales to the semiconductor market were approximately $92.1 million, and were attributable to the acquisition of ATS in February 2014. Sales to the military test market were approximately $50.4 million in 2015.
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
Revenue of approximately $17.2 million, $2.7 million and $4.4 million for the years ending December 31, 2015, 2014 and 2013, respectively, was recognized from long-term, fixed-price contracts using the percentage-of-completion method of accounting.
Reviews for Impairment of Long-Lived Assets
Goodwill Impairment Testing
Our goodwill is the result of the excess of purchase price over net assets acquired from acquisitions. As of December 31, 2015, we had approximately $115.4 million of goodwill. As of December 31, 2014, we had approximately $100.2 million of goodwill. The change in goodwill is due to the acquisition of Armstrong in January 2015, coupled with currency translation adjustments, collectively increasing goodwill by $15.2 million.
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
In 2015, we performed quantitative assessments for the eight reporting units which have goodwill and concluded that it is more likely than not that their fair values exceed their carrying values. Based on our quantitative assessments of our reporting units, we concluded that goodwill was not impaired.
Amortized Intangible Asset Impairment Testing
Amortizable intangible assets with a carrying value of $108.3 million at December 31, 2015 and $95.0 million at December 31, 2014 are amortized over their assigned useful lives. We test these long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. The recoverability test consists of comparing the projected undiscounted cash flows associated with the asset to its carrying amount. An impairment loss would then be recognized for the carrying amount in excess of its fair value. There were no impairment charges in 2015, 2014 or 2013.
Depreciable Asset Impairment Testing
Property, plant and equipment with a carrying value of $124.7 million at December 31, 2015 and $116.3 million at December 31, 2014 are depreciated over their assigned useful lives. We test these long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. The recoverability test consists of comparing the projected undiscounted cash flows, with its carrying amount. An impairment loss would then be recognized for the carrying amount in excess of its fair value. There were no impairment charges in 2015, 2014 or 2013.
Inventory Valuation
We record valuation reserves to provide for excess, slow moving or obsolete inventory or to reduce inventory to the lower of cost or market value. In determining the appropriate reserve, management considers the age of inventory on hand, the overall inventory levels in relation to forecasted demands as well as reserving for specifically identified inventory that we believe is no longer salable. At December 31, 2015, our reserve for inventory valuation was $14.6 million, or 11.2% of gross inventory. At December 31, 2014, our reserve for inventory valuation was $12.3 million, or 9.6% of gross inventory.
Deferred Tax Asset Valuation Allowances
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We record a valuation allowance to reduce deferred tax assets to the amount of future tax benefit that we believe is more likely than not to be realized. Significant assumptions regarding future profitability is required to estimate the value of these deferred tax assets. We consider allowable tax carryforward periods, historical earnings performance, tax planning strategies and recent earnings projections to determine the amount of the valuation allowance. Changes in these factors could cause us to adjust our valuation allowance, which would impact our income tax expense and the carrying value of these assets when we determine that these factors have changed.
As of December 31, 2015, we had net deferred tax liabilities of $13.4 million. Included in the net deferred tax liabilities are approximately $19.6 million in deferred tax assets net of a $2.6 million valuation allowance. These deferred tax assets principally relate to goodwill and intangible assets, employee benefit liabilities, asset reserves, depreciation, deferred revenue, state net operating loss carry-forwards, and state general business tax credit carry-forwards.
As of December 31, 2014, we had net deferred tax liabilities of $13.2 million. Included in the net deferred tax liabilities are approximately $20.3 million in deferred tax assets net of a $3.1 million valuation allowance. These deferred tax assets principally relate to goodwill and intangible assets, employee benefit liabilities, asset reserves, depreciation, deferred revenue, state net operating loss carry-forwards and state and foreign general business tax credit carry-forwards.
Because of the uncertainty as to the Company’s ability to generate sufficient future taxable income in certain states, the Company has recorded the valuation allowances accordingly in 2015 and 2014.
Supplemental Executive Retirement Plan (SERP) Assumptions
We maintain two non-qualified defined benefit supplemental retirement plans (“SERP” and “SERP II”) for certain executive officers and retired former executive officers. Expense for these plans in 2015 was $2.1 million and in 2014 was $1.6 million. Plan obligations and the related costs are determined using actuarial valuations that involve several assumptions that may be highly uncertain and may have a material impact on the financial statements if different reasonable assumptions had been used. The most critical assumptions include the discount rate, future wage increases, retirement age and life expectancy. The discount rate is used to state expected future cash flows at present value. Using a lower discount rate increases the present value of pension obligations and increases pension expense. For determining the discount rate the Company considers long-term interest rates for high-grade corporate bonds. The discount rate for determining the expense recognized in 2015 was 4.05% compared with 5.10% in 2014. We will use a discount rate of 4.45% in determining our 2016 expense. The assumption for compensation increases takes a long-term view of inflation and performance based salary adjustments based on the Company’s approach to executive compensation. The rate used for future wage increases was 3-5%. It was assumed that each participant retires after fully vesting in the plan at age 62 or 65. A 100 point increase in the discount rate we used would decrease our annual pension expense for 2016 by $0.4 million. If we had assumed annual wage increases of 4-6%, our 2016 pension expense would increase approximately $0.2 million.
Stock-Based Compensation
We have stock-based compensation plans, which include non-qualified stock options as well as incentive stock options. Expense recognized for stock-based compensation was $2.3 million for 2015, $1.7 million for 2014 and $1.4 million for 2013. We determine the fair value of the option awards at the date of grant using a Black-Scholes model. Option pricing models require management to make assumptions and to apply judgment to determine the fair value of the award. These assumptions and judgments include estimating the future volatility of our stock price, expected dividend yield, future employee stock option exercise behaviors and future employee turnover rates. Changes in these assumptions can materially affect the fair value estimate.
Acquisitions
The Company accounts for its acquisitions under ASC Topic 805, Business Combinations and Reorganizations (“ASC Topic 805”). ASC Topic 805 provides guidance on how the acquirer recognizes and measures the consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests, and goodwill acquired in a business combination. ASC Topic 805 also expands required disclosures surrounding the nature and financial effects of business combinations. Acquisition costs are expensed as incurred. Acquisition related expenses were approximately $0.4 million, $0.3 million and $1.9 million in 2015, 2014 and 2013, respectively.
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

During 2015, acquisitions added approximately $4.7 million in property, plant and equipment and $25.1 million in purchased intangible assets. See Note 19 in the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, regarding the acquisitions in 2015, 2014 and 2013.
CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	2015 (3)	2014 (2)	2013 (1)
(Dollars in thousands)
Sales	$692,279	$661,039	$339,937
Gross Margin	27.1%	25.3%	25.8%
SG&A Expenses as a Percentage of Sales	12.9%	12.1%	13.4%
Interest Expense	$4,751	$8,255	$4,094
Effective Tax Rate	28.8%	29.0%	28.6%
Net Income	$66,974	$56,170	$27,266

(1)	Our results of operations for 2013 include the operations of Peco beginning July 18, 2013, AeroSat beginning October 1, 2013 and PGA beginning December 5, 2013.

(2)	Our results of operations for 2014 include the operations of ATS, beginning February 28, 2014.

(3)	Our results of operations for 2015 include the operations of Armstrong, beginning January 14, 2015.
A discussion by segment can be found at “Segment Results of Operations and Outlook” in this MD&A.
CONSOLIDATED OVERVIEW OF OPERATIONS
2015 Compared With 2014
Consolidated sales for 2015 increased by $31.2 million, or 4.7%, to $692.3 million, from $661.0 million in 2014. The acquisition of Armstrong contributed $25.5 million to consolidated sales, while consolidated organic sales increased $5.7 million, or 0.9%.
Consolidated cost of products sold increased $10.3 million to $504.3 million in 2015 from $494.0 million in the prior year.  The increase was due primarily to the incremental cost of products sold associated with Armstrong of $20.9 million and increased engineering and development (“E&D”) costs offset by lower step-up expense when compared to the same period last year. E&D costs were 13.0% of sales, or $90.1 million, which included $6.8 million for Armstrong, compared with $76.7 million, or 11.6% of sales, in the prior year. Cost of products sold in 2014 included $19.4 million related to inventory step-up expense, as compared to $1.0 million in 2015. Consolidated cost of products sold as a percentage of sales was 72.9% in 2015 compared with 74.7% in the prior year.
Selling, general and administrative (“SG&A”) expenses were $89.1 million, or 12.9% of sales, in 2015 compared with $79.7 million, or 12.1% of sales, in the prior year. The increase was due primarily to the incremental SG&A costs of Armstrong, which added approximately $5.7 million to SG&A in 2015, including $2.2 million of amortization expense for acquired intangible assets of that business. SG&A expenses in 2014 were positively affected by a $5.0 million fair value writedown of a contingent consideration liability related to prior acquisitions, compared with a writedown of $1.8 million in 2015. These increases were partially offset by a decrease in amortization expense for acquired intangible assets of ATS of $4.7 million.
Interest expense decreased in 2015 compared to 2014 due to decreased debt levels.
2014 Compared With 2013
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
Consolidated cost of products sold increased $241.9 million to $494.0 million in 2014 from $252.1 million in the prior year. The increase was due to the cost of products sold associated with increased organic sales volumes and the incremental costs of products sold associated with sales from acquired businesses totaling $208.0 million. Consolidated cost of products sold as a percentage of sales was 74.7% in 2014 as compared with 74.2% in the prior year. Leverage achieved from increased organic sales volume was offset by lower margins from the acquired businesses, which were impacted by higher costs related to the fair value step-up of acquired inventory. Expense related to the fair value step-up of inventory from acquired businesses was $19.4 million and $5.5 million in 2014 and 2013, respectively. Consolidated cost of products sold was also negatively impacted by increased depreciation expenses of $3.0 million, increased warranty costs of $2.9 million and increased E&D costs. Total E&D costs were $76.7 million in 2014, including $19.1 million from acquired businesses. E&D costs were $52.8 million in 2013.
SG&A expenses in 2014 were $79.7 million, or 12.1% of sales compared with $45.6 million, or 13.4% of sales, in the prior year. The increase was due primarily to $34.8 million in incremental SG&A costs of acquired businesses, including $10.4 million of incremental amortization expense for acquired intangible assets. Additionally, higher SG&A expense reflects increased headcount and compensation costs to support growth. SG&A expenses in 2014 were positively affected by the $5.0 million fair value writedown of a contingent consideration liability related to prior acquisitions.
Interest expense increased in 2014 compared to 2013 due to increased debt levels used primarily to finance the acquisition of ATS, somewhat offset by lower interest rates due to the September 2014 debt refinancing.
Income Taxes
Our effective tax rates for 2015, 2014 and 2013 were 28.8%, 29.0% and 28.6%, respectively. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in jurisdictions, which we expect to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 35% and our effective tax rate:
2015:

1.	Recognition of approximately $2.6 million of 2015 U.S. R&D tax credits.

2.	Permanent differences, primarily the impact of the Domestic Production Activities Deduction.
2014:

1.	Recognition of $1.8 million of 2014 U.S. R&D tax credits as well as $1.6 million of U.S. R&D tax credits recognized relating to prior years.

2.	Permanent differences, primarily the impact of the Domestic Production Activities Deduction.

3.	Foreign tax credits.
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
2016 Outlook
We expect consolidated sales in 2016 to be between $665 million and $725 million. Our consolidated backlog at December 31, 2015 was $274.4 million of which approximately $236.1 million is expected to ship in 2016.
We expect our capital equipment spending in 2016 to be in the range of $25 million to $30 million. E&D costs are expected to continue at roughly the same rate as 2015.

SEGMENT RESULTS OF OPERATIONS AND OUTLOOK
Operating profit, as presented below, is sales less cost of products sold and other operating expenses excluding interest expense, corporate expenses and other non-operating revenue and expenses. Cost of products sold and operating expenses are directly attributable to the respective segment. Operating profit is reconciled to earnings before income taxes in Note 18 of Item 8, Financial Statements and Supplementary Data, of this report.
AEROSPACE SEGMENT

(in thousands, except percentages)	2015	2014	2013
Sales	$549,738	$494,747	$330,530
Operating Profit	$85,103	$79,753	$55,200
Operating Margin	15.5%	16.1%	16.7%

	2015	2014
Total Assets	$510,884	$468,481
Backlog	$212,651	$223,769

Sales by Market	2015	2014	2013
Commercial Transport	$455,569	$396,075	$237,725
Military	43,295	42,434	48,669
Business Jet	32,796	38,819	29,784
Other	18,078	17,419	14,352
	$549,738	$494,747	$330,530

Sales by Product Line	2015	2014	2013
Electrical Power & Motion	$279,752	$254,455	$188,221
Lighting & Safety	157,143	148,212	102,233
Avionics	56,150	57,879	18,733
Systems Certification	21,317	—	—
Structures	16,372	14,594	6,331
Other	19,004	19,607	15,012
	$549,738	$494,747	$330,530
2015 Compared With 2014
Aerospace segment sales increased by $55.0 million, or 11.1%, when compared with the prior year, to $549.7 million. Organic sales grew 6.0%, or $29.5 million, and sales from Armstrong added $25.5 million.
Aerospace sales growth year-to-date was driven by increased Electrical Power & Motion sales, which increased $25.3 million, or 9.9%. The increase in this product line was driven by in-seat power products, which increased 14.9% in 2015. The Lighting & Safety product line increased $8.9 million, or 6.0%, due to increased passenger service unit sales. Systems Certification sales was $21.3 million due to the January acquisition of Armstrong. The other Aerospace product lines comprised the remainder of the variance.
Aerospace operating profit for 2015 was $85.1 million, or 15.5% of sales, compared with $79.8 million, or 16.1% of sales in the prior year. Operating leverage gained on increased volume for the organic business was partially offset by higher organic E&D costs of approximately $6.2 million and lower operating margins from Armstrong. Aerospace SG&A expense increased $6.6 million in 2015 as compared with 2014. Incremental SG&A from Armstrong was $5.8 million, including $2.2 million of intangible asset amortization expense for acquired intangible assets. Operating profit in 2014 included inventory step-up costs of $2.6 million that reduced normal operating margins.

2014 Compared With 2013
Sales for the Aerospace segment increased $164.2 million in 2014 compared with 2013. Organic sales grew 16.0%, or $53.0 million. Incremental sales from acquired businesses were $111.2 million.
Sales to the Commercial Transport market increased $158.3 million. Organic sales increased $64.2 million and sales from acquired businesses added $94.1 million. The organic sales increase was primarily from Electrical Power & Motion products, which increased approximately $42.2 million as global demand for passenger power systems continued to be strong. Additionally, organic sales of Lighting & Safety products to this market increased approximately $11.9 million, while organic sales of Avionics products increased $8.6 million.
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
2016 Outlook for Aerospace – We expect 2016 Aerospace segment sales to be in the range of $572 million to $616 million. The Aerospace segment’s backlog at December 31, 2015 was $212.7 million, compared to $223.7 million at December 31, 2014. Approximately $186.8 million of the backlog at December 31, 2015 is expected to be shipped over the next 12 months.
TEST SYSTEMS SEGMENT

(in thousands, except percentages)	2015	2014	2013
Sales	$142,541	$166,292	$9,407
Operating Profit (Loss)	$25,529	$12,401	$(3,756)
Operating Margin	17.9%	7.4%	(37.2)%

	2015	2014
Total Assets	$64,934	$69,247
Backlog	$61,713	$146,964

Sales by Market	2015	2014	2013
Semiconductor	$92,136	$130,859	$—
Aerospace & Defense	50,405	35,433	9,407
	$142,541	$166,292	$9,407

2015 Compared With 2014
Sales in 2015 decreased 14.3% to $142.5 million compared with sales of $166.3 million for 2014, due to lower sales to the Semiconductor market. Sales to the Semiconductor market decreased $38.7 million compared with 2014, which was partially offset by increased sales of $14.9 million to the Aerospace & Defense market.
Operating profit was $25.5 million, or 17.9% of sales, compared with $12.4 million, or 7.4% of sales, in the prior year. Operating profit for 2014 was negatively impacted by non-recurring purchase accounting related inventory step-up costs of $16.8 million, and $1.7 million of charges related to work force reductions. Additionally, amortization expense in 2014 related to the ATS acquisition was approximately $6.0 million compared with $1.3 million in 2015. E&D costs were approximately $12.2 million in 2015, and $11.8 million in 2014.
2014 Compared With 2013
Sales in 2014 increased $156.9 million to $166.3 million compared with sales of $9.4 million for 2013. Incremental sales to both the Semiconductor and Aerospace & Defense markets from the acquisition of ATS drove the growth. Sales from this acquired business were $159.2 million in 2014; organic Test System sales were $7.1 million for 2014. Sales from ATS’s largest customer were $118.1 million in 2014.
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
2016 Outlook for Test Systems – We expect 2016 Test System segment sales to be in the range of $93 million to $109 million. The Test System segment’s backlog at December 31, 2015 was $61.7 million, compared with $147.0 million at December 31, 2014. Approximately $49.3 million is expected to be shipped over the next 12 months.
OFF BALANCE SHEET ARRANGEMENTS
We do not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.
CONTRACTUAL OBLIGATIONS
The following table represents contractual obligations as of December 31, 2015:

	Payments Due by Period
(In thousands)	Total	2016	2017-2018	2019-2020	After 2020
Long-term Debt	$169,789	$2,579	$5,389	$3,877	$157,944
Purchase Obligations	99,151	97,403	1,718	30	—
Interest on Long-term Debt	18,463	3,793	7,235	5,215	2,220
Supplemental Retirement Plan and Post Retirement Obligations	21,343	408	815	803	19,317
Operating Leases	7,751	2,444	3,599	1,708	—
Other Long-term Liabilities	118	8	20	26	64
Total Contractual Obligations	$316,615	$106,635	$18,776	$11,659	$179,545
Notes to Contractual Obligations Table
Long-term Debt — See Item 8, Financial Statements and Supplementary Data, Note 6, Long-Term Debt and Note Payable in this report. The timing of the payments above consider the amendment to the revolving credit facility as discussed in Note 6.
Interest on Long-term Debt — Future interest payments have been calculated using the applicable interest rate of each debt facility based on actual borrowings as of December 31, 2015. Actual future borrowings and rates may differ from these estimates.

Purchase Obligations — Purchase obligations are comprised of the Company’s commitments for goods and services in the normal course of business.
Operating Leases — Operating lease obligations are primarily related to facility leases for AES, AeroSat, Ballard, ATS, Max-Viz, and LSI Canada.
LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	2015	2014	2013
Net cash provided (used) by:
Operating Activities	$78,501	$99,874	$49,549
Investing Activities	$(73,586)	$(109,120)	$(166,710)
Financing Activities	$(6,725)	$(23,113)	$164,334
Our cash flow from operations and available borrowing capacity provide us with the financial resources needed to run our operations and reinvest in our business.
Operating Activities
Cash provided by operating activities was $78.5 million in 2015 compared with $99.9 million in 2014. The decrease of $21.4 million in 2015 was primarily a result of the impact of increases in net operating assets in 2015 when compared with 2014 net of the effects from acquisitions of businesses.
Cash provided by operating activities was $99.9 million in 2014 compared with $49.5 million in 2013. The increase of $50.4 million in 2014 was primarily a result of higher net income as adjusted for non-cash expenses and the impact of decreases in net operating assets in 2014 when compared with 2013 net of the effects from acquisitions of business.
Cash provided by operating activities was $49.5 million in 2013. The increase of $25.3 million in 2013 was primarily a result of higher net income, increases in non-cash expenses offset by cash used for net working capital components.
Our cash flows from operations are primarily dependent on our net income adjusted for non-cash expenses and the timing of collections of receivables, level of inventory and payments to suppliers and employees. Sales and operating results of our Aerospace segment are influenced by the build rates of new aircraft, which are subject to general economic conditions, airline passenger travel and spending for government and military programs. Our Test Systems segment depends on capital expenditures of the semiconductor industry which, in turn, depend on current and future demand for those products. A reduction in demand for our customers’ products would adversely affect our operating results and cash flows.
Investing Activities
Cash used for investing activities in 2015 was $73.6 million. The acquisition of Armstrong used approximately $52.3 million of cash in 2015 and purchases of property, plant and equipment (“PP&E”) used $18.6 million.
Cash used for investing activities in 2014 was $109.1 million. The acquisition of ATS used approximately $69.4 million of cash in 2014 and purchases of PP&E used $40.9 million, primarily related to the acquisition and modification of the new buildings for our Peco operation in Clackamas, Oregon ($24.7 million).
Cash used for investing activities in 2013 was approximately $166.7 million. The acquisitions of Peco, AeroSat and PGA used approximately $159.8 million of cash in 2013 and purchases of PP&E used $6.9 million.
Our expectation for 2016 is that we will invest between $25 million and $30 million for PP&E. Future requirements for PP&E depend on numerous factors, including expansion of existing product lines and introduction of new products. Management believes that our cash flow from operations and current borrowing arrangements will provide for these capital expenditures. We expect to continue to evaluate acquisition opportunities in the future.
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
On July 18, 2013, in connection with the funding of the Peco acquisition, the Company amended its existing credit facility by entering into a Third Amended and Restated Credit Agreement, which continued to provide for a $75 million five-year revolving credit facility and a new $190 million five-year term loan, both expiring on June 30, 2018. The amended facilities carried an interest rate of LIBOR plus between 2.25% and 3.50%, depending on the Company’s leverage ratio as defined in the credit agreement. Variable principal payments on the term loan were required quarterly through March 31, 2018 with a balloon payment at maturity. In addition, the Company was required to pay a commitment fee of between 0.25% and 0.50% on the unused portion of the total credit commitment for the preceding quarter, based on the Company’s leverage ratio under the credit agreement.
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
On September 26, 2014, the Company modified and extended its existing credit facility (the “Original Facility”) by entering into the Fourth Amended and Restated Credit Agreement (the “Agreement”). On the closing date, there were $180.5 million of term loans, $6.0 million of revolving loans and letters of credit with a face amount of $8.7 million outstanding under the Original Facility. Pursuant to the Agreement, the Original Facility was replaced with a $350 million revolving credit line with the option to increase the line by up to $150 million. The outstanding balances in the Original Facility were rolled into the Agreement on the date of entry. In addition, the maturity date of the loans under the Agreement is now September 26, 2019. The credit facility allocates up to $20 million of the $350 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. At December 31, 2015, outstanding letters of credit totaled $1.1 million.
On January 13, 2016, the Company amended the Agreement to add a new lender and extend the maturity date of the credit facility from September 26, 2019 to January 13, 2021.
The primary financing activities in 2015 relate to borrowings on our senior credit facility to fund the acquisition of Armstrong and voluntary principal payments against our outstanding balance on the senior facility. We borrowed $50.0 million to fund the acquisition of Armstrong. During 2015, we made principal payments of $65.0 million on the senior credit facility, primarily using cash generated by operations. In February 2014, we borrowed $58.0 million to fund the acquisition of ATS. We also terminated our outstanding Industrial Revenue Bonds, which were repaid in full in November 2014 ($7.6 million). In 2013, we borrowed $190.0 million to fund the acquisitions of Peco, AeroSat and PGA and made principal payments of $17.8 million on the senior debt facility through December 31, 2013.
Covenants in the Agreement were modified to where the maximum permitted leverage ratio of funded debt to Adjusted EBITDA (as defined in the Agreement) is 3.5 to 1, increasing to 4.0 to 1 for up to two fiscal quarters following the closing of an acquisition permitted under the Agreement. The Company will pay interest on the unpaid principal amount of the facility at a rate equal to one-, three- or six-month LIBOR plus between 1.375% and 2.25% based upon the Company’s leverage ratio. The Company will also pay a commitment fee to the Lenders in an amount equal to between 0.175% and 0.35% on the undrawn portion of the credit facility, based upon the Company’s leverage ratio. The Company is required to maintain a minimum interest coverage ratio (Adjusted EBITDA to interest expense) of 3.0 to 1 for the term of the Agreement. The Company’s interest coverage ratio was 34.9 to 1 at December 31, 2015. The Company’s leverage ratio was 1.28 to 1 at December 31, 2015. The Company is in compliance with all financial and other covenants at December 31, 2015.
The Company’s cash needs for working capital, debt service and capital equipment during 2016 is expected to be met by cash flows from operations and cash balances and, if necessary, utilization of the revolving credit facility.
In the event of voluntary or involuntary bankruptcy of the Company or any subsidiary, all unpaid principal and other amounts owing under the Agreement automatically become due and payable. Other events of default, such as failure to make payments as they become due and breach of financial and other covenants, give the Agent the option to declare all such amounts immediately due and payable. At December 31, 2015, we were in compliance with all of the covenants pursuant to the Agreement.
On February 24, 2016, the Company’s Board of Directors authorized the repurchase of up to $50 million of common stock (the “Buyback Program”). The Buyback Program allows the Company to purchase shares of its common stock in accordance with applicable securities laws on the open market or through privately negotiated transactions. The Buyback Program may be suspended or discontinued at any time. The timing and the amount of any repurchases will be determined based on an evaluation of market conditions, share price and other factors.
DIVIDENDS
Management believes that it should retain the capital generated from operating activities for investment in advancing technologies, acquisitions and debt retirement. Accordingly, there are no plans to institute a cash dividend program.
BACKLOG
At December 31, 2015, the Company’s backlog was approximately $274.4 million compared with approximately $370.7 million at December 31, 2014.
RELATED-PARTY TRANSACTIONS
Information regarding certain relationships and related transactions is incorporated herein by reference to the information included in the Company’s 2016 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2015 fiscal year.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 of the Consolidated Financial Statements at Item 8 of this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company has limited exposure to fluctuation in Canadian and Euro currency exchange rates to the U.S. dollar. Over 90% of the Company’s consolidated sales are transacted in U.S. dollars.
Net assets held in or measured in Canadian dollars amounted to $7.7 million at December 31, 2015. Annual disbursements transacted in Canadian dollars were approximately $16.5 million in 2015. A 10% change in the value of the U.S. dollar versus the Canadian dollar would have had an insignificant impact to 2015 net income; however it could be significant in the future.
Net assets held in or measured in Euros amounted to $28.4 million at December 31, 2015. Disbursements transacted in Euros in 2015 were approximately $38.5 million. A 10% change in the value of the U.S. dollar versus the Euros would have had an insignificant impact to 2015 net income; however it could be significant in the future.
Risk due to fluctuation in interest rates is a function of the Company’s floating rate debt obligations, which total approximately $155.0 million at December 31, 2015. A change of 1% in interest rates of all variable rate debt would impact annual net income by approximately $1.0 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Astronics Corporation

We have audited the accompanying consolidated balance sheets of Astronics Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astronics Corporation at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Astronics Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
February 24, 2016

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based upon the framework in Internal Control – Integrated Framework originally issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2015.
We completed an acquisition in 2015, which was excluded from our management’s report on internal control over financial reporting as of December 31, 2015. We acquired Armstrong Aerospace, Inc. on January 14, 2015. This acquisition was included in our 2015 consolidated financial statements and constituted $51.7 million and $48.2 million of total and net assets, respectively, as of December 31, 2015 and $25.5 million and ($1.4) million of sales and net income, respectively, for the year then ended.
Ernst & Young LLP, independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

By:	/s/ Peter J. Gundermann	February 24, 2016
Peter J. Gundermann
President & Chief Executive Officer
(Principal Executive Officer)

	/s/ David C. Burney	February 24, 2016
David C. Burney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Astronics Corporation

We have audited Astronics Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Astronics Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Controls Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Armstrong Aerospace, Inc., which is included in the 2015 consolidated financial statements of Astronics Corporation and constituted $51.7 million and $48.2 million of total and net assets, respectively, as of December 31, 2015 and $25.5 million and ($1.4) million of sales and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Astronics Corporation also did not include an evaluation of the internal control over financial reporting of Armstrong Aerospace, Inc.

In our opinion, Astronics Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Astronics Corporation as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 of Astronics Corporation and our report dated February 24, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
February 24, 2016

ASTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share data)	2015	2014	2013
Sales	$692,279	$661,039	$339,937
Cost of Products Sold	504,337	493,997	252,079
Gross Profit	187,942	167,042	87,858
Selling, General and Administrative Expenses	89,141	79,680	45,553
Income from Operations	98,801	87,362	42,305
Interest Expense, Net of Interest Income	4,751	8,255	4,094
Income Before Income Taxes	94,050	79,107	38,211
Provision for Income Taxes	27,076	22,937	10,945
Net Income	$66,974	$56,170	$27,266
Basic Earnings Per Share	$2.63	$2.25	$1.13
Diluted Earnings Per Share	$2.55	$2.16	$1.08
See notes to consolidated financial statements.

ASTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2015	2014	2013
Net Income	$66,974	$56,170	$27,266
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(4,617)	(4,638)	(131)
Mark to Market Adjustments for Derivatives – Net of Tax	—	69	73
Retirement Liability Adjustment – Net of Tax	1,502	(3,769)	1,230
Other Comprehensive (Loss) Income	(3,115)	(8,338)	1,172
Comprehensive Income	$63,859	$47,832	$28,438
See notes to consolidated financial statements.

ASTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share and per share data)	2015	2014
ASSETS
Current Assets:
Cash and Cash Equivalents	$18,561	$21,197
Accounts Receivable, Net of Allowance for Doubtful Accounts	95,277	88,888
Inventories	115,467	115,053
Prepaid Expenses and Other Current Assets	20,662	12,918
Deferred Income Taxes	—	7,762
Total Current Assets	249,967	245,818
Property, Plant and Equipment, at Cost:
Land	11,145	10,008
Buildings and Improvements	78,989	74,755
Machinery and Equipment	89,514	73,062
Construction in Progress	3,282	4,757
	182,930	162,582
Less Accumulated Depreciation	58,188	46,266
Net Property, Plant and Equipment	124,742	116,316
Other Assets	10,889	5,632
Intangible Assets, Net of Accumulated Amortization	108,276	94,991
Goodwill	115,369	100,153
Total Assets	$609,243	$562,910
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current Maturities of Long-term Debt	$2,579	$2,796
Accounts Payable	27,138	27,903
Accrued Payroll and Employee Benefits	24,036	19,713
Accrued Income Taxes	195	1,900
Other Accrued Expenses	11,527	11,852
Customer Advanced Payments and Deferred Revenue	38,757	45,052
Total Current Liabilities	104,232	109,216
Long-term Debt	167,210	180,212
Supplemental Retirement Plan and Other Liabilities for Pension Benefits	20,935	21,577
Other Liabilities	1,674	2,789
Deferred Income Taxes	14,967	20,939
Total Liabilities	309,018	334,733
Shareholders’ Equity:
Common Stock, $.01 par value, Authorized 40,000,000 Shares 19,348,678 Shares Issued and Outstanding at December 31, 2015 16,608,140 Shares Issued and Outstanding at December 31, 2014	194	166
Convertible Class B Stock, $.01 par value, Authorized 10,000,000 Shares 6,220,524 Shares Issued and Outstanding at December 31, 2015 8,611,705 Shares Issued and Outstanding at December 31, 2014	62	86
Additional Paid-in Capital	57,865	49,626
Accumulated Other Comprehensive Loss	(15,064)	(11,949)
Retained Earnings	257,168	190,248
Total Shareholders’ Equity	300,225	228,177
Total Liabilities and Shareholders’ Equity	$609,243	$562,910
See notes to consolidated financial statements.

ASTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2015	2014	2013
Cash Flows from Operating Activities
Net Income	$66,974	$56,170	$27,266
Adjustments to Reconcile Net Income to Cash Provided By Operating Activities, Excluding the Effects of Acquisitions:
Depreciation and Amortization	25,309	27,254	11,059
Provision for Non-Cash Losses on Inventory and Receivables	3,187	1,959	216
Stock Compensation Expense	2,274	1,730	1,384
Deferred Tax Benefit	(252)	(4,677)	(722)
Non-cash Adjustment to Contingent Consideration	(1,751)	(4,971)	(39)
Other	(294)	268	(578)
Cash Flows from Changes in Operating Assets and Liabilities, net of the Effects from Acquisitions of Businesses:
Accounts Receivable	(729)	(18,850)	3,493
Inventories	(2,537)	25,732	(5,222)
Prepaid Expenses and Other Current Assets	(799)	(2,806)	380
Accounts Payable	(2,168)	(8,005)	5,831
Accrued Expenses	3,738	6,826	3,559
Income Taxes Payable	(9,266)	(4,084)	2,271
Customer Advanced Payments and Deferred Revenue	(7,485)	22,055	(547)
Supplemental Retirement Plan and Other Liabilities	2,300	1,273	1,198
Cash Provided By Operating Activities	78,501	99,874	49,549
Cash Flows from Investing Activities
Acquisition of Business, Net of Cash Acquired	(52,276)	(68,201)	(159,761)
Capital Expenditures	(18,641)	(40,882)	(6,868)
Other	(2,669)	(37)	(81)
Cash Used For Investing Activities	(73,586)	(109,120)	(166,710)
Cash Flows from Financing Activities
Proceeds From Long-term Debt	55,000	245,894	190,000
Principal Payments on Long-term Debt	(67,694)	(275,544)	(19,498)
Payments on Note Payable	—	—	(7,000)
Debt Acquisition Costs	—	(573)	(2,288)
Proceeds from Exercise of Stock Options	2,996	1,848	1,922
Excess Tax Benefit from Exercise of Stock Options	2,973	5,262	1,198
Cash (Used For) Provided By Financing Activities	(6,725)	(23,113)	164,334
Effect of Exchange Rates on Cash	(826)	(1,079)	82
(Decrease) Increase in Cash and Cash Equivalents	(2,636)	(33,438)	47,255
Cash and Cash Equivalents at Beginning of Year	21,197	54,635	7,380
Cash and Cash Equivalents at End of Year	$18,561	$21,197	$54,635
Supplemental Cash Flow Information:
Interest Paid	$4,734	$7,816	$3,543
Income Taxes Paid, Net of Refunds	$32,990	$26,619	$8,025
Value of Shares Issued as Consideration for Acquisition	$—	$—	$13,473

See notes to consolidated financial statements.

ASTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Year Ended December 31,
(In thousands)	2015	2014	2013
Common Stock
Beginning of Year	$166	$133	$109
Issuance of Common Shares as Consideration for Acquisition	—	—	3
Exercise of Stock Options and Stock Compensation Expense – Net of Taxes	2	2	1
Class B Stock Converted to Common Stock	26	31	20
End of Year	$194	$166	$133
Convertible Class B Stock
Beginning of Year	$86	$114	$133
Exercise of Stock Options and Stock Compensation Expense – Net of Taxes	2	3	1
Class B Stock Converted to Common Stock	(26)	(31)	(20)
End of Year	$62	$86	$114
Additional Paid in Capital
Beginning of Year	$49,626	$40,758	$22,786
Issuance of Common Shares as Consideration for Acquisition	—	—	13,470
Exercise of Stock Options and Stock Compensation Expense - Net of Taxes	8,239	8,868	4,502
End of Year	$57,865	$49,626	$40,758
Accumulated Other Comprehensive Loss
Beginning of Year	$(11,949)	$(3,611)	$(4,783)
Foreign Currency Translation Adjustments	(4,617)	(4,638)	(131)
Mark to Market Adjustments for Derivatives – Net of Taxes	—	69	73
Retirement Liability Adjustment – Net of Taxes	1,502	(3,769)	1,230
End of Year	$(15,064)	$(11,949)	$(3,611)
Retained Earnings
Beginning of Year	$190,248	$134,115	$106,889
Net income	66,974	56,170	27,266
Cash Paid in Lieu of Fractional Shares from Stock Distribution	(54)	(37)	(40)
End of Year	$257,168	$190,248	$134,115
Total Shareholders’ Equity	$300,225	$228,177	$171,509
Common Stock
Beginning of Year	16,608	13,268	10,865
Issuance of Common Shares as Consideration for Acquisition	—	—	264
Exercise of Stock Options	168	216	145
Class B Stock Converted to Common Stock	2,573	3,124	1,994
End of Year	19,349	16,608	13,268
Convertible Class B Stock
Beginning of Year	8,612	11,452	13,350
Exercise of Stock Options	181	284	96
Class B Stock Converted to Common Stock	(2,573)	(3,124)	(1,994)
End of Year	6,220	8,612	11,452
See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND PRACTICES
Description of the Business
Astronics Corporation (“Astronics” or the “Company”) is a leading supplier of products to the global aerospace, defense, and semiconductor industries. Our products include advanced, high-performance electrical power generation, distribution and motion systems, lighting and safety systems, avionics products, systems certification, aircraft structures and automated test systems.
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
On February 28, 2014, Astronics acquired, through a wholly owned subsidiary Astronics Test Systems, Inc. (“ATS”), certain assets and liabilities of EADS North America’s Test and Services division, located in Irvine, California. ATS is a leading provider of highly engineered automatic test systems, subsystems and instruments for semiconductor and consumer electronics products to both the commercial and defense industries. ATS is included in our Test Systems segment.
On January 14, 2015, the Company acquired 100% of the equity of Armstrong for approximately $52.3 million in cash. Armstrong, located in Itasca, Illinois, is a leading provider of engineering, design and certification solutions for commercial aircraft, specializing in connectivity, in-flight entertainment, and electrical power systems. Armstrong is included in our Aerospace segment.
At December 31, 2015, the Company has two reportable segments, Aerospace and Test Systems. The Aerospace segment designs and manufactures products for the global aerospace industry. The Test Systems segment designs, manufactures and maintains communications and weapons test systems and training and simulation devices for military applications.
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
Revenue of approximately $17.2 million, $2.7 million and $4.4 million for the years ended December 31, 2015, 2014 and 2013, respectively, was recognized from long-term, fixed-price contracts using the percentage-of-completion method of accounting.
Cost of Products Sold, Engineering and Development and Selling, General and Administrative Expenses
Cost of products sold includes the costs to manufacture products such as direct materials and labor and manufacturing overhead as well as all engineering and developmental costs. The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. These costs are expensed when incurred and included in cost of products sold. Research and development, design and related engineering amounted to $90.1 million in 2015, $76.7 million in 2014 and $52.8 million in 2013. Selling, general and administrative (“SG&A”) expenses include costs primarily related to our sales, marketing and administrative departments.
Shipping and Handling
Shipping and handling costs are expensed as incurred and are included in costs of products sold.
Stock Distribution
On September 10, 2015, the Company announced a three-for-twenty distribution of Class B Stock to holders of both Common and Class B Stock. Stockholders received three shares of Class B Stock for every twenty shares of Common and Class B Stock held on the record date of October 8, 2015. Fractional shares were paid in cash. All share quantities, share prices and per share data reported throughout this report have been adjusted to reflect the impact of this distribution.
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
The tax benefits from share based payment arrangements were approximately $3.0 million in 2015, $5.3 million in 2014 and $1.2 million in 2013.
Cash and Cash Equivalents
All highly liquid instruments with a maturity of three months or less at the time of purchase are considered cash equivalents.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are composed of trade and contract receivables recorded at either the invoiced amount or costs in excess of billings, are expected to be collected within one year, and do not bear interest. The Company will record a valuation allowance to account for potentially uncollectible accounts receivable. The allowance is determined based on our knowledge of the business, specific customers, review of the receivables’ aging and a specific identification of accounts where collection is at risk. Account balances are charged against the allowance after all means of collections have been exhausted and recovery is considered remote. The Company typically does not require collateral.

Inventories
Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. The Company records valuation reserves to provide for excess, slow moving or obsolete inventory. In determining the appropriate reserve, the Company considers the age of inventory on hand, the overall inventory levels in relation to forecasted demands as well as reserving for specifically identified inventory that the Company believes is no longer salable.
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
The cost of properties sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the accounts and the resulting gain or loss, as well as maintenance and repair expenses, is reflected in income. Replacements and improvements are capitalized.
Depreciation expense was approximately $13.3 million, $10.6 million and $5.7 million in 2015, 2014 and 2013, respectively.
Buildings acquired under capital leases amounted to $12.3 million ($14.8 million, net of $2.5 million of accumulated amortization) and $12.7 million ($16.0 million, net of $3.3 million accumulated amortization) at December 31, 2015 and 2014, respectively. Future minimum lease payments associated with these capital leases are expected to be $2.6 million in 2016, $2.6 million in 2017, $2.6 million in 2018, $2.0 million in 2019 and $2.1 million in 2020.
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
Goodwill
The Company tests goodwill at the reporting unit level on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has eleven reporting units, however as of November 1, 2015 (the annual testing date), only eight reporting units have goodwill and were subject to the goodwill impairment test.
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
There were no impairment charges in 2015, 2014 or 2013.

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
Impairment is tested under ASC Topic 350, Intangibles - Goodwill and Other, as amended by Accounting Standards Update (“ASU”) 2012-2, by first performing a qualitative analysis in a manner similar to the testing methodology of goodwill discussed previously. The qualitative factors applied under this new provision indicated no impairment to the Company’s indefinite lived intangible assets in 2015, 2014 or 2013.
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
Derivatives
The accounting for changes in the fair value of derivatives depends on the intended use and resulting designation. The Company’s use of derivative instruments was limited to cash flow hedges for interest rate risk associated with long-term debt. All such instruments were terminated in 2014. Interest rate swaps were used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps were designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, converted a portion of the variable-rate debt to fixed-rate debt. The Company recorded all derivatives on the balance sheet at fair value. The related gains or losses, to the extent the derivatives were effective as a hedge, were deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (“AOCI”) and reclassified into earnings at the time interest expense was recognized on the associated long-term debt. Any ineffectiveness was recorded in the Consolidated Statements of Operations.
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
Foreign Currency Translation
The Company accounts for its foreign currency translation in accordance with ASC Topic 830, Foreign Currency Translation. The aggregate transaction gain included in operations was $1.0 million in 2015, and insignificant for 2014 and 2013.
Dividends
The Company has not paid any cash dividends in the three-year period ended December 31, 2015.
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

Acquisitions
The Company accounts for its acquisitions under ASC Topic 805, Business Combinations and Reorganizations (“ASC Topic 805”). ASC Topic 805 provides guidance on how the acquirer recognizes and measures the consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests, and goodwill acquired in a business combination. ASC Topic 805 also expands required disclosures surrounding the nature and financial effects of business combinations. See Note 19 regarding the acquisitions in 2015, 2014 and 2013.
Newly Adopted and Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-9, Revenue from Contracts with Customers. This new standard is effective for reporting periods beginning after December 15, 2017, pursuant to the issuance of ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date issued in August 2015. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. Early adoption is not permitted. The Company is currently evaluating the impacts of adoption and the implementation approach to be used.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 does not affect the recognition and measurement guidance for debt issuance costs. The provisions of this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted, and retrospective application is required. ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, issued in August 2015, provides additional guidance specific to debt issuance costs arising from line-of-credit arrangements. This ASU provides an option to either apply the provisions of ASU No. 2015-03 to line-of-credit arrangements or to defer and instead present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. The additional guidance does not alter any other effective date provisions set forth in ASU No. 2015-03. The adoption of this standard did not have a material impact on the Company’s financial statements, as the Company’s debt issuance costs are associated with its revolving credit facility, and therefore such costs will continue to be classified within other non-current assets and amortized ratably over the term of the facility.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This ASU eliminates the requirement to retrospectively account for changes to provisional amounts initially recorded in a business acquisition opening balance sheet. The provisions of this ASU are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted as of the effective date for financial statements that have not yet been made available for issuance. The adoption of this standard is not expected to have a material impact on our financial statements.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU amends existing guidance to require presentation of deferred tax assets and liabilities as non-current within the balance sheet. The provisions of the ASU are effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted, and may be applied either prospectively or retrospectively. The Company adopted this amendment as of December 31, 2015, applied on a prospective basis. Therefore, prior period amounts have not been recasted.

NOTE 2 — ACCOUNTS RECEIVABLE
Accounts receivable at December 31 consists of:

(In thousands)	2015	2014
Trade Accounts Receivable	$87,282	$87,575
Unbilled Recoverable Costs and Accrued Profits	8,307	1,606
Total Receivables	95,589	89,181
Less Allowance for Doubtful Accounts	(312)	(293)
	$95,277	$88,888
NOTE 3 — INVENTORIES
Inventories at December 31 are as follows:

(In thousands)	2015	2014
Finished Goods	$27,770	$28,763
Work in Progress	23,977	28,488
Raw Material	63,720	57,802
	$115,467	$115,053
At December 31, 2015, the Company’s reserve for inventory valuation was $14.6 million, or 11.2% of gross inventory. At December 31, 2014, the Company’s reserve for inventory valuation was $12.3 million, or 9.6% of gross inventory.
NOTE 4 — INTANGIBLE ASSETS
The following table summarizes acquired intangible assets as follows:

		December 31, 2015		December 31, 2014
(In thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	5 Years	$2,146	$1,264	$2,146	$1,077
Noncompete Agreement	4 Years	2,500	479	—	—
Trade Names	8 Years	10,217	2,216	8,304	1,288
Completed and Unpatented Technology	7 Years	24,056	6,795	18,107	4,396
Backlog	1 Year	11,202	10,793	10,902	9,629
Customer Relationships	13 Years	96,472	16,770	82,546	10,624
Total Intangible Assets	6 Years	$146,593	$38,317	$122,005	$27,014
Amortization is computed on the straight-line method for financial reporting purposes, with the exception of backlog, which is amortized based on the expected realization period of the acquired backlog. Amortization expense for intangibles was $11.3 million, $15.8 million and $4.9 million for 2015, 2014 and 2013, respectively.
Based upon acquired intangible assets at December 31, 2015, amortization expense for each of the next five years is estimated to be:

(In thousands)
2016	$10,762
2017	$10,336
2018	$10,023
2019	$9,622
2020	$9,088

NOTE 5 — GOODWILL
The following table summarizes the changes in the carrying amount of goodwill for 2015 and 2014:

(In thousands)	2015	2014
Balance at Beginning of the Year	$100,153	$100,998
Acquisition	16,237	—
Foreign Currency Translations and Other	(1,021)	(845)
Balance at End of the Year	$115,369	$100,153

Goodwill	$131,911	$116,695
Accumulated Impairment Losses	(16,542)	(16,542)
Goodwill - Net	$115,369	$100,153
As discussed in Note 1, goodwill is not amortized but is periodically tested for impairment. For the eight reporting units with goodwill at November 1, 2015, the Company performed a quantitative assessment of the goodwill’s carrying value. The assessment indicated no impairment to the carrying value of goodwill in any of the Company’s reporting units and no impairment charge was recognized. There was no impairment to the carrying value of goodwill in 2014 or 2013. All goodwill relates to the Aerospace segment; the acquisition of ATS did not result in the recognition of goodwill.
NOTE 6 — LONG-TERM DEBT AND NOTES PAYABLE
Long-term debt consists of the following:

(In thousands)
	2015	2014
Revolving Credit Line issued under the Fourth Amended and Restated Credit Agreement dated September 26, 2014. Interest is at LIBOR plus between 1.375% and 2.25% (1.80% at December 31, 2015).	$155,000	$165,000
Other Bank Debt	1,963	3,102
Capital Lease Obligations	12,826	14,906
	169,789	183,008
Less Current Maturities	2,579	2,796
	$167,210	$180,212

Principal maturities of long-term debt are approximately:

(In thousands)
2016	$2,579
2017	2,705
2018	2,684
2019	1,861
2020	2,016
Thereafter	157,944
$169,789
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

On July 18, 2013, in connection with the funding of the Peco acquisition (See Note 19), the Company amended its existing credit facility by entering into a Third Amended and Restated Credit Agreement, which continued to provide for a $75 million five-year revolving credit facility and a new $190 million five-year term loan, both expiring on June 30, 2018. The amended facilities carried an interest rate of LIBOR plus between 2.25% and 3.50%, depending on the Company’s leverage ratio as defined in the Credit Agreement. Variable principal payments on the term loan were required quarterly through March 31, 2018 with a balloon payment at maturity. In addition, the Company was required to pay a commitment fee of between 0.25% and 0.50% on the unused portion of the total credit commitment for the preceding quarter, based on the Company’s leverage ratio under the credit agreement.
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
On September 26, 2014, the Company modified and extended its existing credit facility (the “Original Facility”) by entering into the Fourth Amended and Restated Credit Agreement (the “Agreement”). On the closing date, there were $180.5 million of term loans outstanding and $6 million of revolving loans outstanding under the Original Facility. Pursuant to the Agreement, the Original Facility was replaced with a $350 million revolving credit line with the option to increase the line by up to $150 million. The outstanding balances in the Original Facility were rolled into the Agreement on the date of entry. In addition, the maturity date of the loans under the Agreement was extended to September 26, 2019. The credit facility allocates up to $20 million of the $350 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. At December 31, 2015, outstanding letters of credit totaled $1.1 million.
Covenants in the Agreement were modified to where the maximum permitted leverage ratio of funded debt to Adjusted EBITDA (as defined in the Agreement) is 3.5 to 1, increasing to 4.0 to 1 for up to two fiscal quarters following the closing of an acquisition permitted under the Agreement. The Company will pay interest on the unpaid principal amount of the facility at a rate equal to one-, three- or six-month LIBOR plus between 1.375% and 2.25% based upon the Company’s leverage ratio. The Company will also pay a commitment fee to the Lenders in an amount equal to between 0.175% and 0.35% on the undrawn portion of the credit facility, based upon the Company’s leverage ratio. The Company is required to maintain a minimum interest coverage ratio (Adjusted EBITDA to interest expense) of 3.0 to 1 for the term of the Agreement. The Company’s interest coverage ratio was 34.9 to 1 at December 31, 2015. The Company’s leverage ratio was 1.28 to 1 at December 31, 2015. The Company is in compliance with all financial and other covenants at December 31, 2015.
On January 13, 2016, the Company amended the Agreement to add a new lender and extend the maturity date of the credit facility from September 26, 2019 to January 13, 2021. This extension is reflected above in the table of principal maturities by year.
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

(In thousands)	2015	2014	2013
Balance at Beginning of the Year	$4,884	$2,796	$2,551
Warranty Liabilities Acquired	500	564	671
Warranties Issued	4,039	3,431	722
Reassessed Warranty Exposure	(485)	(34)	(222)
Warranties Settled	(3,197)	(1,873)	(926)
Balance at End of the Year	$5,741	$4,884	$2,796

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
The provision (benefit) for income taxes consists of the following:

(In thousands)	2015	2014	2013
Current
U.S. Federal	$24,809	$22,705	$10,904
State	2,382	3,797	682
Foreign	137	1,112	81
Deferred
U.S. Federal	703	(3,035)	181
State	(1,019)	(655)	(757)
Foreign	64	(987)	(146)
	$27,076	$22,937	$10,945
The effective tax rates differ from the statutory federal income tax rate as follows:

	2015	2014	2013
Statutory Federal Income Tax Rate	35.0%	35.0%	35.0%
Permanent Items
Non-deductible Stock Compensation Expense	0.6%	0.6%	1.0%
Domestic Production Activity Deduction	(2.9)%	(2.6)%	(3.0)%
Non-deductible Acquisition Costs	—%	—%	1.0%
Other	0.2%	0.1%	—%
Foreign Tax Benefits	(1.1)%	(1.7)%	(0.3)%
State Income Tax (Benefits), Net of Federal Income Tax Effect	0.9%	2.6%	(0.1)%
Research and Development Tax Credits	(2.7)%	(4.3)%	(5.0)%
Other	(1.2)%	(0.7)%	—%
Effective Tax Rate	28.8%	29.0%	28.6%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
No provision has been made for U.S. federal or foreign taxes on that portion of certain foreign subsidiaries’ undistributed earnings ($11.3 million at December 31, 2015) considered to be permanently reinvested. It is not practicable to determine the amount of tax that would be payable if these amounts were repatriated to the U.S.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, are as follows:

(In thousands)	2015	2014
Deferred Tax Assets:
Goodwill and Intangible Assets	$1,261	$2,470
Asset Reserves	6,589	4,497
Deferred Compensation	7,986	8,895
Capital Lease Basis Difference	1,753	1,935
State Investment Tax Credit Carryforwards, Net of Federal Tax	533	1,028
Customer Advanced Payments and Deferred Revenue	1,722	1,795
State Net Operating Loss Carryforwards and Other	2,401	2,853
Total Gross Deferred Tax Assets	22,245	23,473
Valuation Allowance for State Deferred Tax Assets and Tax Credit Carryforwards, Net of Federal Tax	(2,640)	(3,134)
Deferred Tax Assets	19,605	20,339
Deferred Tax Liabilities:
Depreciation	12,561	8,586
Intangible Assets	19,254	23,693
Other	1,199	1,237
Deferred Tax Liabilities	33,014	33,516
Net Deferred Tax Liabilities	$(13,409)	$(13,177)
The net deferred tax assets and liabilities presented in the Consolidated Balance Sheets are as follows at December 31:

(In thousands)	2015	2014
Deferred Tax Asset — Current	$—	$7,762
Other Assets — Long-term	1,558	—
Deferred Tax Liabilities — Long-term	(14,967)	(20,939)
Net Deferred Tax Liabilities	$(13,409)	$(13,177)
At December 31, 2015, state tax credit carryforwards amounted to approximately $0.8 million. These state tax credit carryforwards will expire from 2016 through 2029. At December 31, 2015, state net operating loss carryforwards which the Company expects to utilize amounted to approximately $8.2 million and expire at various dates between 2032 and 2035.
Due to the uncertainty as to the Company’s ability to generate sufficient taxable income in certain states in the future and utilize certain of the Company’s state operating loss carryforwards before they expire, the Company has recorded a valuation allowance accordingly. These state net operating loss carryforwards amount to approximately $31.4 million and expire at various dates from 2023 through 2035. The excess tax benefits associated with stock option exercises are recorded directly to shareholders’ equity only when realized and amounted to approximately $3.0 million, $5.3 million and $1.2 million for the years ended December 31, 2015, 2014, and 2013 respectively.
The Company has analyzed its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. Should the Company need to accrue a liability for uncertain tax benefits, any interest associated with that liability would be recorded as interest expense. Penalties, if any, would be recorded as operating expenses. As of December 31, 2015, we no longer have any unrecognized tax benefits. Reserves for uncertain tax positions that had been recorded pursuant to ASC Topic 740-10 as of December 31, 2014 were reversed during the year-ended December 31, 2015. No additional reserves for uncertain income tax positions were deemed necessary for the year ended December 31, 2015. A reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties which are insignificant, is as follows:

(in thousands)	2015	2014	2013
Balance at Beginning of the Year	$181	$1,940	$840
Increases (Decreases) as a Result of Tax Positions Taken in Prior Years	(181)	(1,901)	145
Increases as a Result of Tax Positions Taken in the Current Year	—	142	955
Balance at End of the Year	$—	$181	$1,940

There are no penalties or interest liabilities accrued as of December 31, 2015 or 2014, nor are any penalties or interest costs included in expense for each of the years ended December 31, 2015, 2014 and 2013. The years under which we conducted our evaluation coincided with the tax years currently still subject to examination by major federal and state tax jurisdictions, those being 2012 through 2015 for federal purposes and 2011 through 2015 for state purposes.
Pretax income from the Company’s foreign subsidiaries amounted to $3.6 million, $4.3 million and $0.2 million for 2015, 2014 and 2013, respectively. The balance of pretax earnings for each of those years were domestic.
In January 2013, the American Taxpayer Relief Act of 2012 extended the research and development tax credits for the year ended December 31, 2012. As the new law was not enacted until 2013, the 2012 tax provision contains no estimated benefit for research and development tax credits. The Company recognized a total benefit of $1.1 million in 2013 related to the 2012 credit.
NOTE 9 — PROFIT SHARING/401(k) PLAN
The Company offers eligible domestic full-time employees participation in certain profit sharing/401(k) plans. The plans provide for a discretionary annual company contribution. In addition, employees may contribute a portion of their salary to the plans which is partially matched by the Company. The plans may be amended or terminated at any time.
Total charges to income before income taxes for these plans were approximately $6.3 million, $5.1 million and $3.7 million in 2015, 2014 and 2013, respectively.
NOTE 10 — RETIREMENT PLANS AND RELATED POST RETIREMENT BENEFITS
The Company has two non-qualified supplemental retirement defined benefit plans (“SERP” and “SERP II”) for certain current and retired executive officers. The accumulated benefit obligation of the plans as of December 31, 2015 and 2014 amounts to $16.7 million and $16.5 million, respectively.
The Plans provide for benefits based upon average annual compensation and years of service and in the case of SERP, there are offsets for social security and profit sharing benefits. It is the Company’s intent to fund the plans as plan benefits become payable, since no assets exist at December 31, 2015 or 2014 for either of the plans.
The Company accounts for the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plans in accordance with the recognition and disclosure provisions of ASC Topic 715, Compensation, Retirement Benefits, which requires the Company to recognize the funded status in its balance sheet, with a corresponding adjustment to AOCI, net of tax. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of AOCI. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in AOCI.
Unrecognized prior service costs of $2.8 million ($4.3 million net of $1.5 million in taxes) and unrecognized actuarial losses of $4.0 million ($6.1 million net of $2.1 million in taxes) are included in AOCI at December 31, 2015 and have not yet been recognized in net periodic pension cost. The prior service cost included in AOCI that is expected to be recognized in net periodic pension cost during the fiscal year-ended December 31, 2016 is $0.3 million ($0.4 million net of $0.1 million in taxes). The actuarial loss included in AOCI expected to be recognized in net periodic pension cost during the fiscal year-ended December 31, 2016 is $0.2 million ($0.3 million net of $0.1 million in taxes).

The reconciliation of the beginning and ending balances of the projected benefit obligation of the plans for the years ended December 31 is as follows:

(In thousands)	2015	2014
Funded Status
Projected Benefit Obligation
Beginning of the Year — January 1	$20,990	$14,314
Service Cost	194	247
Interest Cost	843	721
Actuarial (Gain) Loss	(1,261)	6,056
Benefits Paid	(348)	(348)
End of the Year — December 31	$20,418	$20,990
The assumptions used to calculate the projected benefit obligation as of December 31 are as follows:

	2015	2014
Discount Rate	4.45%	4.05%
Future Average Compensation Increases	3.00% – 5.00%	5.00%
The plans are unfunded at December 31, 2015 and are recognized in the accompanying Consolidated Balance Sheets as a current accrued pension liability of $0.3 million and a long-term accrued pension liability of $20.1 million. This also is the expected future contribution to the plan, since the plan is unfunded.
The following table summarizes the components of the net periodic cost for the years ended December 31:

(In thousands)	2015	2014	2013
Net Periodic Cost
Service Cost — Benefits Earned During Period	$194	$247	$295
Interest Cost	843	721	624
Amortization of Prior Service Cost	495	495	495
Amortization of Losses	449	108	128
Net Periodic Cost	$1,981	$1,571	$1,542
The assumptions used to determine the net periodic cost are as follows:

	2015	2014	2013
Discount Rate	4.05%	5.10%	4.20%
Future Average Compensation Increases	5.00%	5.00%	5.00%
The Company expects the benefits to be paid in each of the next five years to be $0.3 million and $2.1 million in the aggregate for the next five years after that. This also is the expected Company contribution to the plans.
Participants in SERP are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The measurement date for determining the plan obligation and cost is December 31.

The reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation for the years ended December 31, is as follows:

(In thousands)	2015	2014
Funded Status
Accumulated Postretirement Benefit Obligation
Beginning of the Year — January 1	$990	$630
Service Cost	6	3
Interest Cost	39	31
Actuarial (Gain) Loss	(54)	373
Benefits Paid	(56)	(47)
End of the Year — December 31	$925	$990
The assumptions used to calculate the accumulated postretirement benefit obligation as of December 31 are as follows:

	2015	2014
Discount Rate	4.45%	4.05%
The following table summarizes the components of the net periodic cost for the years ended December 31:

(In thousands)	2015	2014	2013
Net Periodic Cost
Service Cost — Benefits Earned During Period	$6	$3	$3
Interest Cost	39	31	24
Amortization of Prior Service Cost	26	25	25
Amortization of Losses	26	—	—
Net Periodic Cost	$97	$59	$52
The assumptions used to determine the net periodic cost are as follows:

	2015	2014	2013
Discount Rate	4.05%	5.10%	4.20%
Future Average Healthcare Benefit Increases	5.32%	5.48%	5.76%
Unrecognized prior service costs of $0.1 million and unrecognized actuarial losses of $0.2 million for medical, dental and long-term care insurance benefits (net of taxes of $0.2 million) are included in AOCI at December 31, 2015 and have not been recognized in net periodic cost. The Company estimates that the prior service costs and net losses in AOCI as of December 31, 2015 that will be recognized as components of net periodic benefit cost during the year ended December 31, 2016 for the Plan will be insignificant. For measurement purposes, a 5.2% and 5.5% increase in the cost of health care benefits was assumed for 2016 and 2017, respectively, and a range between 3.8% and 6.4% from 2018 through 2050. A one percentage point increase or decrease in this rate would change the post retirement benefit obligation by approximately $0.1 million. The plan is recognized in the accompanying Consolidated Balance Sheets as a current accrued pension liability of less than $0.1 million and a long-term accrued pension liability of $0.9 million. The Company expects the benefits to be paid in each of the next five years to be less than $0.1 million per year and approximately $0.3 million in the aggregate for the next five years after that. This also is the expected Company contribution to the plan, as it is unfunded.
As of July 18, 2013, upon completion of the acquisition of Peco, the Company is now a participating employer in a trustee-managed multiemployer defined benefit pension plan for employees who participate in collective bargaining agreements. The plan generally provides retirement benefits to employees based on years of service to the Company. Contributions are based on the hours worked and are expensed on a current basis. The Plan is 91.8% funded as of January 1, 2015. The Company’s contributions to the plan were $1.0 million in 2015 and $0.9 million in 2014. These contributions represent less than 1% of total contributions to the plan. There was no participation in multiemployer plans prior to 2013.

NOTE 11 — SHAREHOLDERS’ EQUITY
Reserved Common Stock
At December 31, 2015, approximately 9.8 million shares of common stock were reserved for issuance upon conversion of the Class B stock, exercise of stock options and purchases under the Employee Stock Purchase Plan. Class B Stock is identical to Common Stock, except Class B Stock has ten votes per share, is automatically converted to Common Stock on a one-for-one basis when sold or transferred other than via gift, devise or bequest and cannot receive dividends unless an equal or greater amount of dividends is declared on Common Stock.
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
The components of accumulated other comprehensive income (loss) are as follows:

(In thousands)	2015	2014
Foreign Currency Translation Adjustments	$(7,971)	$(3,354)
Retirement Liability Adjustment – Before Tax	(10,912)	(13,223)
Tax Benefit	3,819	4,628
Retirement Liability Adjustment – After Tax	(7,093)	(8,595)
Accumulated Other Comprehensive Loss	$(15,064)	$(11,949)
The components of other comprehensive income (loss) are as follows:

(In thousands)	2015	2014	2013
Foreign Currency Translation Adjustments	$(4,617)	$(4,638)	$(131)
Reclassification to Interest Expense	—	103	109
Mark to Market Adjustments for Derivatives	—	4	2
Tax Expense	—	(38)	(38)
Mark to Market Adjustments for Derivatives	—	69	73
Retirement Liability Adjustment	2,311	(5,800)	1,893
Tax Benefit (Expense)	(809)	2,031	(663)
Retirement Liability Adjustment	1,502	(3,769)	1,230
Other Comprehensive (Loss) Income	$(3,115)	$(8,338)	$1,172
NOTE 12 — EARNINGS PER SHARE
Earnings per share computations are based upon the following table:

	2015	2014	2013
(In thousands, except per share data)
Net Income	$66,974	$56,170	$27,266
Basic Earnings Weighted Average Shares	25,430	24,970	24,128
Net Effect of Dilutive Stock Options	813	1,091	1,207
Diluted Earnings Weighted Average Shares	26,243	26,061	25,335
Basic Earnings Per Share	$2.63	$2.25	$1.13
Diluted Earnings Per Share	$2.55	$2.16	$1.08
The above information has been adjusted to reflect the impact of the three-for-twenty distribution of Class B Stock for shareholders of record on October 8, 2015.

Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted earnings per share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. The number of common shares covered by out-of-the-money stock options was approximately 0.1 million at December 31, 2015, and were insignificant at December 31, 2014 and 2013.
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

	2015	2014	2013
Weighted Average Fair Value of the Options Granted	$20.70	$22.25	$16.83
The weighted average fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2015	2014	2013
Risk-free Interest Rate	1.36% – 2.10%	0.12% – 2.30%	0.88% – 2.22%
Dividend Yield	—%	—%	—%
Volatility Factor	0.40 – 0.51	0.42 – 0.52	0.51 – 0.56
Expected Life in Years	4.0 – 8.0	4.0 – 8.0	5.0 – 8.0
To determine expected volatility, the Company uses historical volatility based on weekly closing prices of its Common Stock and considers currently available information to determine if future volatility is expected to differ over the expected terms of the options granted. The risk-free rate is based on the U.S. Treasury yield curve at the time of grant for the appropriate term of the options granted. Expected dividends are based on the Company’s history and expectation of dividend payouts. The expected term of stock options is based on vesting schedules, expected exercise patterns and contractual terms.
The following table provides compensation expense information based on the fair value of stock options for the years ended December 31, 2015, 2014 and 2013:

(In thousands)	2015	2014	2013
Stock Compensation Expense	$2,274	$1,730	$1,384
Tax Benefit	(177)	(122)	(112)
Stock Compensation Expense, Net of Tax	$2,097	$1,608	$1,272
A summary of the Company’s stock option activity and related information for the years ended December 31 is as follows:

	2015			2014			2013
(Aggregate intrinsic value in thousands)	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1	1,466,238	$10.85	$43,778	1,945,497	$7.57	$78,846	2,099,364	$5.97	$65,072
Options Granted	91,950	$41.17	$(42)	84,905	$42.13	$506	96,214	$30.92	$581
Options Exercised	(301,710)	$4.89	$(10,808)	(560,051)	$4.17	$(24,599)	(250,081)	$3.08	$(8,472)
Options Forfeited	—	$—	$—	(4,113)	$13.16	$(144)	—	$—	$—
Outstanding at December 31	1,256,478	$14.50	$32,928	1,466,238	$10.85	$54,609	1,945,497	$7.57	$57,181
Exercisable at December 31	1,014,817	$10.58	$30,576	1,192,708	$7.57	$48,331	1,586,354	$5.66	$49,648

The aggregate intrinsic value in the preceding table represents the total pretax option holder’s intrinsic value, based on the Company’s closing stock price of Common Stock which would have been received by the option holders had all option holders exercised their options as of that date. The Company’s closing stock price of Common Stock was $40.71, $48.10 and $36.96 as of December 31, 2015, 2014 and 2013, respectively.
The weighted average fair value of options vested during 2015, 2014 and 2013 was $12.48, $7.05 and $4.50, respectively. The total fair value of options that vested during the year amounted to $1.5 million, $1.2 million and $1.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, total compensation costs related to non-vested awards not yet recognized amounts to $4.9 million and will be recognized over a weighted average period of 2.4 years.
The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of December 31, 2015:

	Outstanding			Exercisable
Exercise Price Range	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$ 3.50 - $ 5.12	458,470	3.3	$3.86	458,470	3.3	$3.86
$ 6.63 - $ 7.30	125,041	1.2	6.75	125,041	1.2	6.75
$10.16 - $18.03	426,869	5.6	13.51	358,240	5.4	13.51
$30.00 - $47.37	228,848	8.9	38.42	55,816	8.2	40.01
$60.68 - $60.68	17,250	9.2	60.68	17,250	9.2	60.68
	1,256,478	5.0	14.50	1,014,817	4.2	10.58
The Company established Incentive Stock Option Plans for the purpose of attracting and retaining executive officers and key employees, and to align management’s interest with those of the shareholders. Generally, the options must be exercised within ten years from the grant date and vest ratably over a five-year period. The exercise price for the options is equal to the share price at the date of grant. At December 31, 2015, the Company had options outstanding for 1,033,176 shares under the plans. At December 31, 2015, there were 587,687 options available for future grant under the plan established in 2011.
The Company established the Directors Stock Option Plans for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors, and to align their interest with those of the shareholders. The options must be exercised within ten years from the grant date. The exercise price for the option is equal to the share price at the date of grant and vests six months from the grant date. At December 31, 2015, the Company had options outstanding for 223,302 shares under the plans. At December 31, 2015, there were 169,816 options available for future grant under the plan established in 2005.
In addition to the options discussed above, the Company has established the Employee Stock Purchase Plan to encourage employees to invest in Astronics Corporation. The plan provides employees the opportunity to invest up to the IRS annual maximum of approximately $21,250 in Astronics common stock at a price equal to 85% of the fair market value of the Astronics common stock, determined each October 1. Employees are allowed to enroll annually. Employees indicate the number of shares they wish to obtain through the program and their intention to pay for the shares through payroll deductions over the annual cycle of October 1 through September 30. Employees can withdraw anytime during the annual cycle, and all money withheld from the employees pay is returned with interest. If an employee remains enrolled in the program, enough money will have been withheld from the employees’ pay during the year to pay for all the shares that the employee opted for under the program. At December 31, 2015, employees had subscribed to purchase 128,802 shares at $28.82 per share. The weighted average fair value of the options was approximately $7.97, $9.66 and $6.75 for options granted during the year ended December 31, 2015, 2014 and 2013, respectively.
The fair value for the options granted under the Employee Stock Purchase Plan was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2015	2014	2013
Risk-free Interest Rate	0.31%	0.10%	0.10%
Dividend Yield	—%	—%	—%
Volatility Factor	0.40	0.42	0.37
Expected Life in Years	1.0	1.0	1.0

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
On a Recurring Basis:
A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The financial liabilities carried at fair value measured on a recurring basis consisted of contingent consideration related to certain prior acquisitions, valued at zero and $1.7 million at December 31, 2015 and 2014 respectively, recorded within Other Liabilities. The values were determined using Level 3 inputs. There were no financial assets carried at fair value measured on a recurring basis at December 31, 2015 or 2014. The amounts recorded for the contingent considerations were calculated using an estimate of the probability of the future cash outflows. The varying contingent payments were then discounted to the present value utilizing a discounted cash flow methodology. The contingent consideration liabilities have no observable Level 1 or Level 2 inputs. The change in the balance of contingent consideration during fiscal 2015 was primarily due to fair value adjustments of $1.8 million resulting from the re-evaluation of the probability of the achievement of the contingent consideration targets. There was a similar adjustment of $5.0 million in fiscal 2014. These adjustments were recorded within SG&A expenses in the Consolidated Statements of Operations.
On a Non-recurring Basis:
In accordance with the provisions of ASC Topic 350, Intangibles – Goodwill and Other, the Company estimates the fair value of reporting units, utilizing unobservable Level 3 inputs. Level 3 inputs require significant management judgment due to the absence of quoted market prices or observable inputs for assets of a similar nature. The Company utilizes a discounted cash flow method to estimate the fair value of reporting units utilizing unobservable inputs. The fair value measurement of the reporting unit under the step-one and step-two analysis of the quantitative goodwill impairment test are classified as Level 3 inputs. There were no impairment charges to goodwill in any of the Company’s reporting units in 2015, 2014 or 2013.
Intangible assets that are amortized are evaluated for recoverability whenever adverse effects or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability test consists of comparing the undiscounted projected cash flows with the carrying amount. Should the carrying amount exceed undiscounted projected cash flows, an impairment loss would be recognized to the extent the carrying amount exceeds fair value. There were no impairment charges to any of the Company’s intangible assets in either of the Company’s segments in 2015, 2014 or 2013.
The Armstrong intangible assets acquired on January 14, 2015 were valued using a discounted cash flow methodology and are classified as Level 3 inputs.
Due to their short-term nature, the carrying value of cash and equivalents, accounts receivable, accounts payable, and notes payable approximate fair value. The carrying value of the Company’s variable rate long-term debt instruments also approximates fair value due to the variable rate feature of these instruments.
NOTE 15 — DERIVATIVE FINANCIAL INSTRUMENTS
At December 31, 2013, the Company had one interest rate swap with a notional amount of approximately $1.5 million related to certain industrial revenue bonds. The interest rate swap effectively fixed the interest rate on these obligations through

February, 2016. In November 2014, the Company terminated the interest rate swap in connection with the redemption of the underlying bonds.
An interest rate swap related to a 2009 term note was terminated in the third quarter of 2013 with no significant impact to the results of our operations.
Activity in AOCI related to these derivatives is summarized below:

(In thousands)	2014	2013
Derivative Balance at the Beginning of the Year in AOCI	$(69)	$(142)
Net Deferral in AOCI of Derivatives:
Net Decrease (Increase) in Fair Value of Derivatives	4	2
Tax Effect	(2)	—
	2	2
Net Reclassification from AOCI into Earnings:
Reclassification from AOCI into Earnings – Interest Expense	103	109
Tax Effect	(36)	(38)
	67	71
Net Change in Derivatives for the Year	69	73
Derivative Balance at the End of the Year in AOCI	$—	$(69)
To the extent the interest rate swaps were not perfectly effective in offsetting the change in the value of the payments being hedged; the ineffective portion of these contracts was recognized in earnings immediately as interest expense. Ineffectiveness, if any, was not significant for the years ended December 31, 2014 and 2013. The Company classified the cash flows from hedging transactions in the same category as the cash flows from the respective hedged items.
NOTE 16 — SELECTED QUARTERLY FINANCIAL INFORMATION
The following table summarizes selected quarterly financial information for 2015 and 2014:

	Quarter Ended
(Unaudited)	Dec. 31,	Oct. 3,	July 4,	April 4,	Dec. 31,	Sept. 27,	June 28,	March 29,
(In thousands, except for per share data)	2015	2015	2015	2015	2014	2014	2014	2014
Sales	$157,340	$200,145	$173,156	$161,638	$166,083	$179,442	$174,563	$140,951
Gross Profit (sales less cost of products sold)	$38,901	$59,427	$49,452	$40,162	$42,525	$51,310	$43,202	$30,005
Income Before Income Taxes	$14,822	$35,887	$27,044	$16,297	$24,411	$23,470	$19,922	$11,304
Net Income	$13,907	$24,694	$17,690	$10,683	$18,439	$17,080	$13,144	$7,507
Basic Earnings Per Share	$0.54	$0.97	$0.70	$0.42	$0.73	$0.68	$0.53	$0.30
Diluted Earnings Per Share	$0.53	$0.94	$0.67	$0.41	$0.71	$0.65	$0.50	$0.29
NOTE 17 — COMMITMENTS AND CONTINGENCIES
The Company leases certain facilities and equipment under various lease contracts with terms that meet the accounting definition of operating leases. These arrangements may include fair value renewal or purchase options. Rental expense for the years ended December 31, 2015, 2014 and 2013 was $2.9 million, $3.0 million and $2.4 million, respectively. The following table represents future minimum lease payment commitments as of December 31, 2015:

(In thousands)
2016	$2,444
2017	1,964
2018	1,635
2019	1,560
2020	148
$7,751

From time to time the Company may enter into purchase agreements with suppliers under which there is a commitment to buy a minimum amount of product. Purchase commitments outstanding at December 31, 2015 were $99.2 million. These commitments are not reflected as liabilities in the Company’s Consolidated Balance Sheets.
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
On December 29, 2010, Lufthansa Technik AG (“Lufthansa”) filed a Statement of Claim in the Regional State Court of Mannheim, Germany. Lufthansa’s claim asserts that our subsidiary, Astronics Advanced Electronic Systems Corp. (“AES”) sold, marketed and brought into use in Germany a power supply system which infringes upon a German patent held by Lufthansa. The relief sought by Lufthansa includes requiring AES to stop selling and marketing the allegedly infringing power supply system, a recall of allegedly infringing products sold to commercial customers since November 26, 2003 and compensation for damages. The claim does not specify an estimate of damages and a damages claim will be made by Lufthansa only if it receives a favorable ruling on the determination of infringement. The value of the dispute has been set by the court to be €2 million. This is an estimate of the commercial value of the matter.
On February 6, 2015, the Regional State Court of Mannheim, Germany rendered its decision that the patent was infringed. The judgment does not require AES to recall products which are already installed in aircraft or have been sold to other end users. On July 15, 2015, Lufthansa advised AES of their intention to enforce the accounting provisions of the decision, which require AES to provide certain financial information regarding sales of the infringing product to enable Lufthansa to make an estimate of requested damages. Additionally, if Lufthansa provides the required bank guarantees specified in the decision, the Company may be required to offer a recall of products which are in the distribution channels in Germany, and provide certain financial information regarding sales of the infringing product to enable Lufthansa to make an estimate of requested damages. No such bank guarantees have been issued to date.
The Company appealed and believes it has valid defenses to refute the decision. The appeal process is estimated to extend up to two years. The enforcement of the accounting provision of the decision, as discussed above, has no impact on the appeals process. As a result, we do not currently have sufficient information to provide an estimate of AES’s potential exposure related to this matter. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to this litigation as of December 31, 2015.
On November 26, 2014, Lufthansa filed a complaint in the United States District for the Western District of Washington. Lufthansa’s complaint in this action alleges that AES manufactures, uses, sells and offers for sale a power supply system which infringes upon a U.S. patent held by Lufthansa. The patent at issue in the U.S. action is based on technology similar to that involved in the German action. However, the U.S. court will not be bound by the ultimate determination made by the German court. The Company believes it has valid defenses to refute Lufthansa’s claims and intends to contest this matter vigorously. As this matter is in the early stages of fact discovery, we do not currently have sufficient information to provide an estimate of AES’s potential exposure related to this matter. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to this litigation as of December 31, 2015.

NOTE 18 — SEGMENTS
Segment information and reconciliations to consolidated amounts for the years ended December 31 are as follows:

(In thousands)	2015	2014	2013
Sales:
Aerospace	$549,738	$494,747	$330,530
Test Systems	142,596	166,769	10,103
Less Inter-segment Sales	(55)	(477)	(696)
	142,541	166,292	9,407
Total Consolidated Sales	$692,279	$661,039	$339,937
Operating Profit (Loss) and Margins:
Aerospace	$85,103	$79,753	$55,200
	15.5%	16.1%	16.7%
Test Systems	25,529	12,401	(3,756)
	17.9%	7.4%	(37.2)%
Total Operating Profit	110,632	92,154	51,444
	16.0%	13.9%	15.1%
Deductions from Operating Profit:
Interest Expense, Net of Interest Income	(4,751)	(8,255)	(4,094)
Corporate and Other Expenses, Net	(11,831)	(4,792)	(9,139)
Income before Income Taxes	$94,050	$79,107	$38,211
Depreciation and Amortization:
Aerospace	$19,377	$17,847	$10,058
Test Systems	5,209	8,786	590
Corporate	723	621	411
Total Depreciation and Amortization	$25,309	$27,254	$11,059
Identifiable Assets:
Aerospace	$510,884	$468,481	$428,619
Test Systems	64,934	69,247	11,035
Corporate	33,425	25,182	51,617
Total Assets	$609,243	$562,910	$491,271
Capital Expenditures:
Aerospace	$16,503	$35,650	$6,711
Test Systems	2,103	3,472	61
Corporate	35	1,760	96
Total Capital Expenditures	$18,641	$40,882	$6,868
Operating profit is sales less cost of products sold and other operating expenses, excluding interest expense and other corporate expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment.
For the years ended December 31, 2015, 2014 and 2013, there was no goodwill or purchased intangible asset impairment losses in either the Aerospace or Test System segment. In the Aerospace segment, goodwill amounted to $115.4 million and $100.2 million at December 31, 2015 and 2014, respectively. In the Test Systems segment, there was no goodwill as of December 31, 2015 and 2014.

The following table summarizes the Company’s sales into the following geographic regions for the years ended December 31:

	2015	2014	2013
(In thousands)
North America	$521,768	$452,994	$300,368
Asia	108,967	141,247	15,570
Europe	57,936	64,742	21,190
South America	1,112	1,192	1,851
Other	2,496	864	958
	$692,279	$661,039	$339,937
The following table summarizes the Company’s property, plant and equipment by country for the years ended December 31:

	2015	2014	2013
(In thousands)
United States	$115,117	$105,698	$59,803
France	9,092	10,347	10,771
Canada	533	271	326
	$124,742	$116,316	$70,900
Sales recorded by the Company’s foreign operations were $50.8 million, $64.5 million and $16.5 million in 2015, 2014 and 2013, respectively. Net income from these locations was $3.4 million, $4.1 million and $0.2 million in 2015, 2014 and 2013, respectively. Net assets held outside of the U.S. total $36.1 million and $38.0 million at December 31, 2015 and 2014, respectively. The exchange gain included in determining net income was $1.0 million in 2015 and was insignificant in 2014 and 2013. Cumulative translation adjustments amounted to $(8.0) million and $(3.4) million at December 31, 2015 and 2014, respectively.
The Company has a significant concentration of business with three major customers; Panasonic Aviation Corporation (“Panasonic”), Apple Inc. (“Apple”), and The Boeing Company (“Boeing”). The following is information relating to the activity with those customers:

	2015	2014	2013
Percent of Consolidated Revenue
Panasonic	21.0%	17.7%	29.6%
Apple	13.1%	17.9%	—
Boeing	13.0%	14.1%	14.5%

(In thousands)	2015	2014
Accounts Receivable at December 31,
Panasonic	$14,433	$21,808
Apple	$—	$4,342
Boeing	$9,598	$6,874
Sales to Apple are in the Test Systems segment. Sales to Panasonic are in the Aerospace segment. Sales to Boeing occur in both segments.
NOTE 19 — ACQUISITIONS
Armstrong Aerospace, Inc.
On January 14, 2015, the Company purchased 100% of the equity of Armstrong for $52.3 million in cash. Armstrong, located in Itasca, Illinois, is a leading provider of engineering, design and certification solutions for commercial aircraft, specializing in connectivity, in-flight entertainment, and electrical power systems. Armstrong is included in our Aerospace segment. This transaction was not considered material to the Company’s financial position or results of operations. All of the goodwill and purchased intangible assets are expected to be deductible for tax purposes over 15 years. The purchase price allocation for this acquisition has been finalized.

Astronics Test Systems
On February 28, 2014, our wholly owned subsidiary, ATS, purchased substantially all of the assets and liabilities of the Test and Services Division of EADS North America, Inc. for approximately $69.4 million in cash, including a net working capital adjustment of approximately $16.4 million. Located in Irvine, California, ATS is a leading provider of highly-engineered automatic test systems, subsystems and instruments for the semiconductor, consumer electronics, commercial aerospace & defense industries. ATS provides fully customized testing systems and support services for these markets. It also designs and manufactures test equipment under the test instrument brands known as Racal and Talon. The acquisition strengthens our service offerings and expertise in the test market. This subsidiary is included in our Test Systems segment. The purchase price allocation for this acquisition has been finalized.
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

(in thousands, except earnings per share)	2013	2012
Sales	$386,170	$344,233
Net Income	$29,456	$24,348
Basic Earnings Per Share	$1.22	$1.03
Diluted Earnings Per Share	$1.17	$0.97
The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the year ended December 31, 2013 and 2012. In addition, they are not intended to be a projection of future results.
Adjustments made to the preliminary purchase price valuations for the acquisitions during the respective measurement periods were not material.
Acquisition costs are expensed as incurred. Acquisition related expenses were approximately $0.4 million, $0.3 million and $1.9 million in 2015, 2014 and 2013, respectively.
NOTE 20 — SUBSEQUENT EVENTS
On January 13, 2016, the Company amended its existing credit facility to add a new lender and extend the maturity date of the credit facility from September 26, 2019 to January 13, 2021.
On February 24, 2016, the Company’s Board of Directors authorized the repurchase of up to $50 million of common stock (the “Buyback Program”). The Buyback Program allows the Company to purchase shares of its common stock in accordance with applicable securities laws on the open market or through privately negotiated transactions. The Buyback Program may be suspended or discontinued at any time. The timing and the amount of any repurchases will be determined based on an evaluation of market conditions, share price and other factors.

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
Effective during our first quarter of 2015, we are utilizing the 2013 version of the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

ITEM 9B.	OTHER INFORMATION
None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding directors is contained under the captions “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference to the 2016 Proxy to be filed within 120 days of the end of our fiscal year is incorporated herein by reference.
The executive officers of the Company, their ages, their positions and offices with the Company, and the date each assumed their office with the Company, are as follows:

Name and Age of Executive Officer	Positions and Offices with Astronics	Year First Elected Officer
Peter J. Gundermann Age 53	President, Chief Executive Officer and Director of the Company	2001
David C. Burney Age 53	Executive Vice President, Secretary and Chief Financial Officer of the Company	2003
Mark A. Peabody Age 56	Astronics Advanced Electronic Systems President and Executive Vice President of Astronics Corporation	2010
James S. Kramer Age 52	Luminescent Systems Inc. President and Executive Vice President of Astronics Corporation	2010
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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The documents filed as a part of this report are as follows:

1.	The following financial statements are included:

(i)	Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013

(ii)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013

(iii)	Consolidated Balance Sheets as of December 31, 2015 and 2014

(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

(v)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013

(vi)	Notes to Consolidated Financial Statements

(vii)	Reports of Independent Registered Public Accounting Firm

(viii)	Management’s Report on Internal Control Over Financial Reporting

2.	Financial Statement Schedule
Schedule II. Valuation and Qualifying Accounts
All other consolidated financial statement schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

3.	Exhibits

Exhibit No.	Description

3 (a)	Restated Certificate of Incorporation, incorporated by reference to the registrant’s 2013 Annual Report on Form 10-K, Exhibit 3(a), filed March 7, 2014 (File No. 000-07087).

(b)	By-Laws, as amended, incorporated by reference to the registrant’s 2008 Annual Report on Form 10-K, Exhibit 3(b), filed March 11, 2009 (File No. 000-07087).

(c)	Certificate of Amendment of the Certificate of Incorporation of Astronics Corporation; incorporated by reference to the registrant’s Form 8-K, Exhibit 3.1, filed May 28, 2013 (File No. 000-07087).

10.1*	Restated Thrift and Profit Sharing Retirement Plan, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.1, filed March 3, 2011 (File No. 000-07087).

10.2*	1997 Director Stock Option Plan, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.3, filed March 3, 2011 (File No. 000-07087).

10.3*	2001 Stock Option Plan, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.4, filed March 3, 2011 (File No. 000-07087).

10.4*	Non-Qualified Supplemental Retirement Plan, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.5, filed March 3, 2011 (File No. 000-07087).

10.5*
Employment Termination Benefits Agreement dated December 16, 2003 between Astronics Corporation and Peter J. Gundermann, President and Chief Executive Officer of Astronics Corporation, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.6, filed March 3, 2011 (File No. 000-07087).

10.6*
Employment Termination Benefits Agreement dated December 16, 2003 between Astronics Corporation and David C. Burney, Vice President and Chief Financial Officer of Astronics Corporation, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.7, filed March 3, 2011 (File No. 000-07087).

10.7*	2005 Director Stock Option Plan, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.8, filed March 3, 2011 (File No. 000-07087).

10.8*
Supplemental Retirement Plan, Amended and Restated, March 6, 2012, incorporated by reference to the registrant’s 2012 Annual Report on Form 10-K, Exhibit 10.10, filed February 22, 2013 (File No. 000-07087).

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

10.11*
Employment Termination Benefits Agreement Dated February 18, 2005 between Astronics Corporation and Mark A. Peabody, Executive Vice President of Astronics Advanced Electronic Systems, Inc., incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.13, filed March 3, 2011 (File No. 000-07087).

10.12*
First Amendment of the Employment Termination Benefits Agreement dated December 31, 2008 between Astronics Corporation and Mark A. Peabody, Executive Vice President of Astronics Advanced Electronic Systems, Inc., incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.14, filed March 3, 2011 (File No. 000-07087).

10.13*
Form of Indemnification Agreement as executed by each of Astronics Corporation’s Directors and Executive Officers, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.15, filed March 3, 2011 (File No. 000-07087).

10.14*	2011 Employee Stock Option Plan, incorporated by reference to the registrant’s Form S-8, Exhibit 4.1 filed on August 4, 2011 (File No. 000-07087).

10.15*	Supplemental Retirement Plan II, incorporated by reference to the registrant’s 2012 Annual Report on Form 10-K, Exhibit 10.18, filed February 22, 2013 (File No. 000-07087).

10.16
Stock Purchase Agreement between Astronics Corporation, Peco, Inc., and the shareholders of the Company incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1, filed May 29, 2013 (File No. 000-07087).

10.17
Amendment to the Stock Purchase Agreement between Astronics Corporation, Peco, Inc., and the shareholders of the Company incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1, filed July 19, 2013 (File No. 000-07087).

10.18
Asset Purchase Agreement by and among Astronics AS Corporation, AeroSat Corporation, AeroSat Airborne Internet LLC, AeroSat Avionics, LLC and AeroSat Tech Licensing, LLC incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1, filed October 1, 2013 (File No. 000-07087).

10.19	Sale Agreement and Guarantee Agreement relating to PGA Electronic, incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1 and Exhibit 10.2, filed November 5, 2013 (File No. 000-07087).

10.20
Purchase Agreement between EADS North America Inc. and Astronics Corporation dated as of January 20, 2014, incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1 filed January 21, 2014 (File No. 000-07087).

10.21
Fourth Amended and Restated Credit Agreement entered into by and among Astronics Corporation, HSBC Bank USA, National Association, Bank of America, N.A. and Manufacturers and Traders Trust Company incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1, filed September 26, 2014 (File No. 000-07087).

10.22
Stock Purchase Agreement between Planesite Holdings Inc., the shareholders of Planesite, Robert Abbinante and Astronics Corporation dated as of December 23, 2014, incorporated by reference to the registrant’s Form 8-K, Exhibit 10.1 filed December 24, 2014 (File No. 000-07087).

10.23
Amendment No.1 to the Fourth Amended and Restated Credit Agreement entered into by and among Astronics Corporation, HSBC Bank USA, National Association, Bank of America, N.A., Manufacturers and Traders Trust Company and Wells Fargo Bank, incorporated by reference to the registrant's Form 8-K, Exhibit 10.1, filed January 15, 2016 (File No. 000-07087).

21**	Subsidiaries of the Registrant; filed herewith.

23**	Consent of Independent Registered Public Accounting Firm; filed herewith.

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; filed herewith

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; filed herewith

32**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; filed herewith

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Identifies a management contract or compensatory plan or arrangement as required by Item 15(a) (3) of Form 10-K.

**	Submitted electronically herewith

SCHEDULE II
Valuation and Qualifying Accounts

Year	Description	Balance at the Beginning of Period	Additions Charged to Cost and Expense	Write-Offs	Balance at End of Period
(In thousands)
2015	Allowance for Doubtful Accounts	$293	$68	$(49)	$312
	Reserve for Inventory Valuation	12,276	3,120	(802)	14,594
	Deferred Tax Valuation Allowance	3,134	—	(494)	2,640
2014	Allowance for Doubtful Accounts	$140	$119	$34	$293
	Reserve for Inventory Valuation	11,041	1,840	(605)	12,276
	Deferred Tax Valuation Allowance	2,509	625	—	3,134
2013	Allowance for Doubtful Accounts	$650	$112	$(622)	$140
	Reserve for Inventory Valuation	12,026	537	(1,522)	11,041
	Deferred Tax Valuation Allowance	2,190	319	—	2,509

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on February 24, 2016.

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

Signature	Title	Date

/s/ Peter J. Gundermann	President and Chief Executive Officer (Principal Executive Officer)	February 24, 2016
Peter J. Gundermann

/s/ David C. Burney	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 24, 2016
David C. Burney

/s/ Nancy L. Hedges	Corporate Controller and Principal Accounting Officer	February 24, 2016
Nancy L. Hedges

/s/ Raymond W. Boushie	Director	February 24, 2016
Raymond W. Boushie

/s/ Robert T. Brady	Director	February 24, 2016
Robert T. Brady

/s/ John B. Drenning	Director	February 24, 2016
John B. Drenning

/s/ Peter J. Gundermann	Director	February 24, 2016
Peter J. Gundermann

/s/ Kevin T. Keane	Director	February 24, 2016
Kevin T. Keane

/s/ Robert J. McKenna	Director	February 24, 2016
Robert J. McKenna