Form 10-Q
period 2016-04-02
ASTRONICS CORP
filed 2016-05-05
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 2, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 2, 2016, 25,520,160 shares of common stock were outstanding consisting of 19,428,339 shares of common stock ($.01 par value) and 6,091,821 shares of Class B common stock ($.01 par value).

Part I – Financial Information
Item 1. Financial Statements
ASTRONICS CORPORATION
Consolidated Condensed Balance Sheets
April 2, 2016 with Comparative Figures for December 31, 2015
(In thousands)

	April 2, 2016	December 31, 2015
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$15,791	$18,561
Accounts Receivable, Net of Allowance for Doubtful Accounts	106,177	95,277
Inventories	118,666	115,467
Prepaid Expenses and Other Current Assets	16,403	20,662
Total Current Assets	257,037	249,967
Property, Plant and Equipment, Net of Accumulated Depreciation	123,971	124,742
Other Assets	11,438	10,889
Intangible Assets, Net of Accumulated Amortization	105,633	108,276
Goodwill	115,742	115,369
Total Assets	$613,821	$609,243
Current Liabilities:
Current Maturities of Long-term Debt	$2,664	$2,579
Accounts Payable	30,089	27,138
Accrued Expenses and Other Current Liabilities	27,516	35,758
Customer Advance Payments and Deferred Revenue	34,878	38,757
Total Current Liabilities	95,147	104,232
Long-term Debt	169,682	167,210
Other Liabilities	38,019	37,576
Total Liabilities	302,848	309,018
Shareholders’ Equity:
Common Stock	257	256
Accumulated Other Comprehensive Loss	(13,117)	(15,064)
Other Shareholders’ Equity	323,833	315,033
Total Shareholders’ Equity	310,973	300,225
Total Liabilities and Shareholders’ Equity	$613,821	$609,243
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Operations
Three Months Ended April 2, 2016 With Comparative Figures for 2015
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	April 2, 2016	April 4, 2015
Sales	$159,530	$161,638
Cost of Products Sold	120,047	121,476
Gross Profit	39,483	40,162
Selling, General and Administrative Expenses	21,884	22,619
Income from Operations	17,599	17,543
Interest Expense, Net of Interest Income	1,087	1,246
Income Before Income Taxes	16,512	16,297
Provision for Income Taxes	5,027	5,614
Net Income	$11,485	$10,683
Earnings Per Share:
Basic	$0.45	$0.42
Diluted	$0.44	$0.41
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Comprehensive Income
Three Months Ended April 2, 2016 With Comparative Figures for 2015
(Unaudited)
(In thousands)

	Three Months Ended
	April 2, 2016	April 4, 2015
Net Income	$11,485	$10,683
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	1,816	(3,646)
Retirement Liability Adjustment – Net of Tax	131	161
Other Comprehensive Income (Loss)	1,947	(3,485)
Comprehensive Income	$13,432	$7,198
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Cash Flows
Three Months Ended April 2, 2016
With Comparative Figures for 2015
(Unaudited)
(In thousands)

	Three Months Ended
	April 2, 2016	April 4, 2015
Cash Flows From Operating Activities:
Net Income	$11,485	$10,683
Adjustments to Reconcile Net Income to Cash Provided By Operating Activities:
Depreciation and Amortization	6,546	6,127
Provisions for Non-Cash Losses on Inventory and Receivables	563	(74)
Stock Compensation Expense	597	506
Deferred Tax Benefit	(468)	(40)
Other	119	110
Cash Flows from Changes in Operating Assets and Liabilities:
Accounts Receivable	(10,384)	18,563
Inventories	(3,117)	(3,474)
Accounts Payable	2,755	5,517
Accrued Expenses	(8,522)	(4,535)
Other Current Assets and Liabilities	214	(633)
Customer Advanced Payments and Deferred Revenue	(3,831)	(8,796)
Income Taxes	4,245	2,416
Supplemental Retirement and Other Liabilities	341	409
Cash Provided By Operating Activities	543	26,779
Cash Flows From Investing Activities:
Acquisition of Business, Net of Cash Acquired	—	(52,615)
Capital Expenditures	(2,450)	(7,059)
Other Investing Activities	—	(300)
Cash Used For Investing Activities	(2,450)	(59,974)
Cash Flows From Financing Activities:
Proceeds from Long-term Debt	10,000	40,000
Payments for Long-term Debt	(7,604)	(5,663)
Purchase of Outstanding Shares for Treasury	(4,261)	—
Debt Acquisition Costs	(164)	—
Proceeds from Exercise of Stock Options	451	402
Income Tax Benefit from Exercise of Stock Options	529	708
Cash (Used For) Provided By Financing Activities	(1,049)	35,447
Effect of Exchange Rates on Cash	186	(886)
(Decrease) Increase in Cash and Cash Equivalents	(2,770)	1,366
Cash and Cash Equivalents at Beginning of Period	18,561	21,197
Cash and Cash Equivalents at End of Period	$15,791	$22,563
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Notes to Consolidated Condensed Financial Statements
April 2, 2016
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
All 2015 share quantities and per share data reported have been restated to reflect the impact of the three-for-twenty Class B stock distribution to shareholders of record on October 8, 2015.
Operating Results
The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the three months ended April 2, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
For further information, refer to the financial statements and footnotes thereto included in Astronics Corporation’s 2015 annual report on Form 10-K.
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
Cost of Products Sold, Engineering and Development and Selling, General and Administrative Expenses
Cost of products sold includes the costs to manufacture products such as direct materials and labor and manufacturing overhead as well as all engineering and development costs. The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. These costs are expensed when incurred and included in cost of products sold. Research and development, design and related engineering amounted to $23.3 million and $22.2 million for the three months ended April 2, 2016 and April 4, 2015, respectively. Selling, general and administrative expenses include costs primarily related to our sales and marketing departments and administrative departments. Interest expense is shown net of interest income. Interest income was insignificant for the three months ended April 2, 2016 and April 4, 2015.
Foreign Currency Translation
The aggregate transaction gain or loss included in operations was insignificant for the three months ended April 2, 2016 and April 4, 2015.
Accounting Pronouncements Adopted in 2016
There have been no recent accounting pronouncements that have had an impact on the Company’s financial statements.

2) Inventories
Inventories are as follows:

(In thousands)	April 2, 2016	December 31, 2015
Finished Goods	$28,295	$27,770
Work in Progress	23,482	23,977
Raw Material	66,889	63,720
	$118,666	$115,467
3) Property, Plant and Equipment
The following table summarizes Property, Plant and Equipment as follows:

(In thousands)	April 2, 2016	December 31, 2015
Land	$11,187	$11,145
Buildings and Improvements	79,514	78,989
Machinery and Equipment	91,656	89,514
Construction in Progress	3,294	3,282
	185,651	182,930
Less Accumulated Depreciation	61,680	58,188
	$123,971	$124,742
4) Intangible Assets
The following table summarizes acquired intangible assets as follows:

		April 2, 2016		December 31, 2015
(In thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	5 Years	$2,146	$1,311	$2,146	$1,264
Non-compete Agreement	4 Years	2,500	604	2,500	479
Trade Names	8 Years	10,250	2,451	10,217	2,216
Completed and Unpatented Technology	6 Years	24,115	7,401	24,056	6,795
Backlog	Less than 1 Year	11,202	10,997	11,202	10,793
Customer Relationships	12 Years	96,577	18,393	96,472	16,770
Total Intangible Assets	6 Years	$146,790	$41,157	$146,593	$38,317
All acquired intangible assets other than goodwill and one trade name are being amortized. Amortization expense for acquired intangibles is summarized as follows:

	Three Months Ended
(In thousands)	April 2, 2016	April 4, 2015
Amortization Expense	$2,808	$2,852

Amortization expense for acquired intangible assets expected for 2016 and for each of the next five years is summarized as follows:

(In thousands)
2016	$10,770
2017	10,336
2018	10,023
2019	9,622
2020	9,088
2021	9,042
5) Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the three months ended April 2, 2016:

(In thousands)	December 31, 2015	Acquisition	Foreign Currency Translation	April 2, 2016
Aerospace	$115,369	$—	$373	$115,742
Test Systems	—	—	—	—
	$115,369	$—	$373	$115,742
6) Long-term Debt and Notes Payable
The Company’s obligations under the Credit Agreement as amended are jointly and severally guaranteed by each domestic subsidiary of the Company other than a non-material subsidiary. The obligations are secured by a first priority lien on substantially all of the Company’s and the guarantors’ assets.
The Company's Credit Agreement consists of a $350 million revolving credit line with the option to increase the line by up to $150 million. On January 13, 2016, the Company amended the Agreement to add a new lender and extend the maturity date of the credit facility from September 26, 2019 to January 13, 2021. At April 2, 2016 there was $158.0 million outstanding on the revolving credit facility and there remains $190.9 million available, net of outstanding letters of credit. The credit facility allocates up to $20 million of the $350 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. At April 2, 2016, outstanding letters of credit totaled $1.1 million.
The maximum permitted leverage ratio of funded debt to Adjusted EBITDA (as defined in the Agreement) is 3.5 to 1, increasing to 4.0 to 1 for up to two fiscal quarters following the closing of an acquisition permitted under the Agreement. The Company will pay interest on the unpaid principal amount of the facility at a rate equal to one-, three- or six-month LIBOR plus between 137.5 basis points and 225 basis points based upon the Company’s leverage ratio. The Company will also pay a commitment fee to the lenders in an amount equal to between 17.5 basis points and 35 basis points on the undrawn portion of the credit facility, based upon the Company’s leverage ratio. The Company must also maintain a minimum interest coverage ratio (Adjusted EBITDA to interest expense) of 3.0 to 1 for the term of the Agreement. The Company’s interest coverage ratio was 35.6 to 1 at April 2, 2016. The Company’s leverage ratio was 1.29 to 1 at April 2, 2016.
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

7) Product Warranties
In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship typically over periods ranging from 12 to 60 months. The Company determines warranty reserves needed by product line based on experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended
(In thousands)	April 2, 2016	April 4, 2015
Balance at Beginning of Period	$5,741	$4,884
Acquisitions	—	500
Warranties Issued	661	738
Warranties Settled	(885)	(726)
Reassessed Warranty Exposure	(395)	76
Balance at End of Period	$5,122	$5,472
8) Income Taxes
The effective tax rates were approximately 30.4% and 34.4% for the three months ended April 2, 2016 and April 4, 2015, respectively. The tax rate in the first quarter of 2016 was favorably impacted by the inclusion of the federal research and development tax credit due to its permanent reinstatement in the fourth quarter of 2015.

9) Shareholders’ Equity
The changes in shareholders’ equity for the three months ended April 2, 2016 are summarized as follows:

		Number of Shares
(Dollars and Shares in thousands)	Amount	Common Stock	Convertible Class B Stock
Shares Authorized		40,000	10,000
Share Par Value		$0.01	$0.01
COMMON STOCK
Beginning of Period	$256	19,349	6,220
Conversion of Class B Shares to Common Shares	—	174	(174)
Exercise of Stock Options	1	34	46
End of Period	$257	19,557	6,092
ADDITIONAL PAID IN CAPITAL
Beginning of Period	$57,865
Stock Compensation Expense	597
Exercise of Stock Options	979
End of Period	$59,441
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of Period	$(15,064)
Foreign Currency Translation Adjustment	1,816
Retirement Liability Adjustment – Net of Tax	131
End of Period	$(13,117)
RETAINED EARNINGS
Beginning of Period	$257,168
Net Income	11,485
End of Period	$268,653
TREASURY STOCK
Beginning of Period	$—	—
Purchase	(4,261)	129
End of Period	$(4,261)	129
TOTAL SHAREHOLDERS’ EQUITY
Beginning of Period	$300,225

End of Period	$310,973

On February 24, 2016, the Company’s Board of Directors authorized the repurchase of up to $50 million of common stock (the “Buyback Program”). The Buyback Program allows the Company to purchase shares of its common stock in accordance with applicable securities laws on the open market or through privately negotiated transactions. The Buyback Program may be suspended or discontinued at any time. Under this program the Company has repurchased approximately 129,000 shares for $4.3 million.

10) Earnings Per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended
(In thousands)	April 2, 2016	April 4, 2015
Weighted Average Shares - Basic	25,561	25,313
Net Effect of Dilutive Stock Options	838	914
Weighted Average Shares - Diluted	26,399	26,227
Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted earnings per share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. The number of common shares covered by out-of-the-money stock options at April 2, 2016 was approximately 102,000 shares.
11) Accumulated Other Comprehensive Loss and Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

(In thousands)	April 2, 2016	December 31, 2015
Foreign Currency Translation Adjustments	$(6,155)	$(7,971)
Retirement Liability Adjustment – Before Tax	(10,711)	(10,912)
Tax Benefit	3,749	3,819
Retirement Liability Adjustment – After Tax	(6,962)	(7,093)
Accumulated Other Comprehensive Loss	$(13,117)	$(15,064)
The components of other comprehensive income (loss) are as follows:

	Three Months Ended
(In thousands)	April 2, 2016	April 4, 2015
Foreign Currency Translation Adjustments	$1,816	$(3,646)
Retirement Liability Adjustments:
Reclassifications to General and Administrative Expense:
Amortization of Prior Service Cost	110	130
Amortization of Net Actuarial Losses	91	118
Tax Benefit	(70)	(87)
Retirement Liability Adjustment	131	161

Other Comprehensive Income (Loss)	$1,947	$(3,485)

12) Supplemental Retirement Plan and Related Post Retirement Benefits
The Company has two non-qualified supplemental retirement defined benefit plans (“SERP” and “SERP II”) for certain executive officers. The following table sets forth information regarding the net periodic pension cost for the plans.

	Three Months Ended
(In thousands)	April 2, 2016	April 4, 2015
Service Cost	$44	$48
Interest Cost	225	211
Amortization of Prior Service Cost	104	124
Amortization of Net Actuarial Losses	86	112
Net Periodic Cost	$459	$495
Participants in the SERP are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The following table sets forth information regarding the net periodic cost recognized for those benefits:

	Three Months Ended
(In thousands)	April 2, 2016	April 4, 2015
Service Cost	$1	$2
Interest Cost	11	10
Amortization of Prior Service Cost	6	6
Amortization of Net Actuarial Losses	5	6
Net Periodic Cost	$23	$24
13) Sales to Major Customers
The Company has a significant concentration of business with two major customers, each in excess of 10% of consolidated sales. The loss of any of these customers would significantly, negatively impact our sales and earnings.
Sales to these two customers represented 22% and 15% of consolidated sales for the three months ended April 2, 2016. Sales to these customers were in the Aerospace segment. Accounts receivable from these customers at April 2, 2016 was approximately $31.1 million.
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

On February 6, 2015, the Regional State Court of Mannheim, Germany rendered its decision that the patent was infringed. The judgment does not require AES to recall products which are already installed in aircraft or have been sold to other end users. On July 15, 2015, Lufthansa advised AES of their intention to enforce the accounting provisions of the decision, which require AES to provide certain financial information regarding sales of the infringing product to enable Lufthansa to make an estimate of requested damages. Additionally, if Lufthansa provides the required bank guarantee specified in the decision, the Company may be required to offer a recall of products which are in the distribution channels in Germany. No such bank guarantee has been issued to date.

The Company appealed and believes it has valid defenses to refute the decision. The appeal process is estimated to extend up to two years. The enforcement of the accounting provision of the decision, as discussed above, has no impact on the appeals process. As a result, we do not currently have sufficient information to provide an estimate of AES’s potential exposure related to this matter. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to this litigation as of April 2, 2016.

On November 26, 2014, Lufthansa filed a complaint in the United States District for the Western District of Washington. Lufthansa’s complaint in this action alleges that AES manufactures, uses, sells and offers for sale a power supply system which infringes upon a U.S. patent held by Lufthansa. The patent at issue in the U.S. action is based on technology similar to that involved in the German action. On April 25, 2016, the Court issued its ruling on claim construction, holding that the sole independent claim in the patent is indefinite, rendering all claims in the patent indefinite.  Based on this ruling, AES intends to seek an order dismissing the case on the grounds that the patent is invalid and unenforceable.   Lufthansa may appeal the Court’s ruling.   The Company believes that it has valid defenses to Lufthansa’s claims and would vigorously contest any appeal.  As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to this litigation as of April 2, 2016.

15) Segment Information
Below are the sales and operating profit by segment for the three months ended April 2, 2016 and April 4, 2015 and a reconciliation of segment operating profit to income before income taxes. Operating profit is net sales less cost of products sold and other operating expenses excluding interest and corporate expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment.

	Three Months Ended
(Dollars in thousands)	April 2, 2016	April 4, 2015
Sales
Aerospace	$138,649	$142,352
Less Intersegment Sales	(340)	—
Total Aerospace Sales	138,309	142,352

Test Systems	$21,221	$19,341
Less Intersegment Sales	—	(55)
Total Test Systems Sales	21,221	19,286
Total Consolidated Sales	$159,530	$161,638
Operating Profit and Margins
Aerospace	$18,691	$23,402
	13.5%	16.4%
Test Systems	2,210	(2,225)
	10.4%	(11.5)%
Total Operating Profit	20,901	21,177
	13.1%	13.1%
Deductions from Operating Profit
Interest Expense, Net of Interest Income	1,087	1,246
Corporate Expenses and Other	3,302	3,634
Income Before Income Taxes	$16,512	$16,297
Identifiable Assets:

(In thousands)	April 2, 2016	December 31, 2015
Aerospace	$513,756	$510,884
Test Systems	75,051	64,934
Corporate	25,014	33,425
Total Assets	$613,821	$609,243
16) Fair Value

A fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Fair value is based upon an exit price model. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and involves consideration of factors specific to the asset or liability.
The Company follows a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:
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
On a Recurring Basis:
A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The financial liabilities carried at fair value measured on a recurring basis consisted of contingent consideration related to certain prior acquisitions, valued at zero at April 2, 2016 and December 31, 2015, determind using Level 3 inputs.

On a Non-recurring Basis:
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
Due to their short-term nature, the carrying value of cash and equivalents, accounts receivable, accounts payable, and notes payable approximate fair value. The carrying value of the Company’s variable rate long-term debt instruments also approximates fair value due to the variable rate feature of these instruments. As of April 2, 2016, the Company concluded that no indicators of impairment relating to intangible assets or goodwill existed and an interim test was not performed.

17) Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) which simplifies several aspects of the accounting for employee share-based payment transactions.  The guidance makes several modifications to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. In addition, ASU 2016-09 clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The Company is currently assessing how the adoption of this standard will impact the financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”) which requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. The standard also requires additional disclosures by lessees and contains targeted changes to accounting by lessors. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. The guidance is required to be adopted at the earliest period presented using a modified retrospective approach. The Company is currently assessing the impact on the financial statements.

In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers. This new standard is effective for reporting periods beginning after December 15, 2017, pursuant to the issuance of ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date issued in August 2015. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. Early adoption is not permitted. The Company is currently evaluating the impacts of adoption and the implementation approach to be used.
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
(The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10-K for the year ended December 31, 2015.)
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
Our Aerospace segment designs and manufactures products for the global aerospace industry. Product lines include lighting & safety systems, electrical power generation, distribution and motion systems, aircraft structures, avionics products, systems certification and other products. Our Aerospace customers are the airframe manufacturers ("OEM") that build aircraft for the commercial, military and general aviation markets, suppliers to those OEM’s, aircraft operators such as airlines and branches of the U.S. Department of Defense as well as the Federal Aviation Administration and airport operators. Our Test Systems segment designs, develops, manufactures and maintains automated test systems that support the semiconductor, aerospace, communications and weapons test systems as well as training and simulation devices for both commercial and military applications. In the Test Systems segment, Astronics’ products are sold to a global customer base including OEM's and prime government contractors for both electronics and military products.
Our strategy is to increase our value by developing technologies and capabilities either internally or through acquisition, and using those capabilities to provide innovative solutions to the aerospace and defense, semiconductor and other markets where our technology can be beneficial.
Important factors affecting our growth and profitability are the rate at which new aircraft are produced, government funding of military programs, our ability to have our products designed into new aircraft and the rates at which aircraft owners, including commercial airlines, refurbish or install upgrades to their aircraft. New aircraft build rates and aircraft owners spending on upgrades and refurbishments is cyclical and dependent on the strength of the global economy. Once designed into a new aircraft, the spare parts business is frequently retained by the Company. Future growth and profitability of the Test Systems business is dependent on developing and procuring new and follow-on business in commercial electronics and semiconductor markets as well as with the military. The nature of our Test Systems business is such that it pursues large multi-year projects. There can be significant periods of time between orders in this business which may result in large fluctuations of sales and profit levels and backlog from period to period.
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

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Three Months Ended
(Dollars in thousands)	April 2, 2016	April 4, 2015
Sales	$159,530	$161,638
Gross Profit (sales less cost of products sold)	$39,483	$40,162
Gross Margin	24.7%	24.8%
Selling, General and Administrative Expenses	$21,884	$22,619
SG&A Expenses as a Percentage of Sales	13.7%	14.0%
Interest Expense, Net of Interest Income	$1,087	$1,246
Effective Tax Rate	30.4%	34.4%
Net Income	$11,485	$10,683
A discussion by segment can be found at “Segment Results of Operations and Outlook” in this MD&A.
FIRST QUARTER RESULTS
Consolidated sales for the first quarter of 2016 were $159.5 million, down 1.3% over the same period last year. Aerospace sales decreased 2.8% to $138.3 million, while Test Systems sales were $21.2 million, an increase of 10% year over year.
Consolidated cost of products sold decreased $1.5 million to $120.0 million from $121.5 million for the same period last year, primarily due to lower sales volume. Engineering and development (“E&D”) costs were $23.3 million, up from $22.2 million in the 2015 first quarter. As a percent of sales, E&D was 14.6% and 13.8% in the first quarters of 2016 and 2015, respectively.
Selling, general and administrative (“SG&A”) expenses were $21.9 million, or 13.7% of sales, compared with $22.6 million, or 14.0% of sales, in the same period last year.
The effective tax rate for the first quarter was 30.4%, compared with 34.4% in the first quarter of 2015. The tax rate in the first quarter of 2016 was favorably impacted by the inclusion of the federal research and development tax credit due to its permanent reinstatement in the fourth quarter of 2015.
Diluted earnings per share for the 2016 first quarter were $0.44 compared with $0.41 in the prior-year period.
CONSOLIDATED OUTLOOK
Consolidated sales in 2016 are forecasted to be in the range of $665 million to $710 million. Approximately $572 million to $600 million of revenue is expected from the Aerospace segment, which represents a decline in the high end of our previous range of $16 million. Expectations for Test Systems segment revenue in 2016 remains relatively unchanged at approximately $93 million to $110 million.
Consolidated backlog at April 2, 2016 was $276.8 million, of which $229.8 million is expected to ship in 2016.
The effective tax rate for 2016 is expected to be approximately 29% to 32%.
Capital equipment spending in 2016 is planned to be in the range of $20 million to $25 million. E&D costs are estimated to continue at roughly the same rate as 2015.
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

AEROSPACE SEGMENT

	Three Months Ended
(In thousands)	April 2, 2016	April 4, 2015
Sales
Aerospace	$138,649	$142,352
Less Intersegment Sales	(340)	—
Total Aerospace Sales	$138,309	$142,352
Operating Profit	$18,691	$23,402
Operating Margin	13.5%	16.4%

Aerospace Sales by Market
(In thousands)
Commercial Transport	$113,396	$120,194
Military	12,280	9,258
Business Jet	6,525	8,092
Other	6,108	4,808
	$138,309	$142,352
Aerospace Sales by Product Line
(In thousands)
Electrical Power & Motion	$75,392	$69,570
Lighting & Safety	40,566	42,077
Avionics	7,474	17,367
Systems Certification	4,606	4,574
Structures	4,163	3,956
Other	6,108	4,808
	$138,309	$142,352

(In thousands)	April 2, 2016	December 31, 2015
Total Assets	$513,756	$510,884
Backlog	$214,769	$212,651
AEROSPACE FIRST QUARTER RESULTS
Aerospace segment sales decreased by $4.0 million, or 2.8%, to $138.3 million when compared with the prior year’s first quarter.
Electrical Power & Motion sales grew $5.8 million, or 8.4%, largely driven by higher sales of in-seat power products, which were up 7.3%. This increase was offset by a $9.9 million decline in Avionics products, which is largely due to lower sales of satellite antenna systems.
Aerospace operating profit was $18.7 million, or 13.5% of sales, compared with $23.4 million, or 16.4% of sales in the prior year’s first quarter. Compared with the prior year, operating margins were negatively affected by lower sales volume in the Avionics product line as well an increase in E&D expenses of $0.9 million to $20.3 million.
AEROSPACE OUTLOOK
We expect 2016 sales for our Aerospace segment to be in the range of $572 million to $600 million. The Aerospace segment’s backlog at the end of the first quarter of 2016 was $214.8 million with approximately $184.2 million expected to be shipped over the remaining part of 2016 and $195.9 million is expected to ship over the next 12 months.

TEST SYSTEMS SEGMENT

	Three Months Ended
(In thousands)	April 2, 2016	April 4, 2015
Sales	$21,221	$19,341
Less Intersegment Sales	—	(55)
Net Sales	$21,221	$19,286
Operating profit (loss)	$2,210	$(2,225)
Operating Margin	10.4%	(11.5)%

Test Systems Sales by Market
(In thousands)
Semiconductor	$7,137	$4,752
Aerospace & Defense	14,084	14,534
	$21,221	$19,286

(In thousands)	April 2, 2016	December 31, 2015
Total Assets	$75,051	$64,934
Backlog	$61,995	$61,713

TEST SYSTEMS FIRST QUARTER RESULTS
Test Systems segment sales increased $1.9 million to $21.2 million when compared with the first quarter of 2015. Semiconductor test sales were up $2.4 million to $7.1 million, more than offsetting the $0.5 million, or 3%, decline in Aerospace & Defense test sales.
Operating profit in the first quarter of 2016 was $2.2 million, or 10.4% of sales, compared with an operating loss of $2.2 million, or (11.5%) of sales, in the first quarter of 2015. Operating margins were positively affected by higher volume and initiatives to improve operating efficiencies. E&D costs were approximately $3.0 million in the first quarter of 2016 and $2.8 million in the prior-year period.
TEST SYSTEMS OUTLOOK
We expect sales for the Test Systems segment for 2016 to be in the range of $93 million to $110 million. The Test Systems segment’s backlog at the end of the first quarter of 2016 was $62.0 million with approximately $45.7 million expected to be shipped over the remaining part of 2016 and approximately $50.4 million scheduled to ship over the next 12 months.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities:
Cash provided by operating activities totaled $0.5 million for the first three months of 2016, as compared with $26.8 million during the same period in 2015. Cash flow from operating activities decreased primarily due to the impact of increases in net operating assets for the first three months of 2016 when compared with the first three months of 2015.
Investing Activities:
Cash used for investing activities was $2.5 million for the first three months of 2016 compared with $60.0 million used in the same period of 2015. Cash used for capital expenditures was $2.5 million in the first quarter of 2016 compared with $7.1 million in the prior year period. The Company expects capital spending in 2016 to be in the range of $20 million to $25 million. Cash used for the acquisition of Armstrong in January 2015 was $52.6 million.

Financing Activities:
The primary financing activities in 2016 relate to borrowings and payments on our senior credit facility to fund operations, and purchases of treasury stock as part of the buyback program announced on February 24, 2016, under which the Board of Directors authorized the repurchase of up to $50 million of common stock.
The Company’s obligations under the Credit Agreement as amended are jointly and severally guaranteed by each domestic subsidiary of the Company other than a non-material subsidiary. The obligations are secured by a first priority lien on substantially all of the Company’s and the guarantors’ assets.
The Company's Credit Agreement consists of a $350 million revolving credit line with the option to increase the line by up to $150 million. On January 13, 2016, the Company amended the Agreement to add a new lender and extend the maturity date of the credit facility from September 26, 2019 to January 13, 2021. At April 2, 2016 there was $158.0 million outstanding on the revolving credit facility and there remains $190.9 million available, net of outstanding letters of credit. The credit facility allocates up to $20 million of the $350 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. At April 2, 2016, outstanding letters of credit totaled $1.1 million.
The maximum permitted leverage ratio of funded debt to Adjusted EBITDA (as defined in the Agreement) is 3.5 to 1, increasing to 4.0 to 1 for up to two fiscal quarters following the closing of an acquisition permitted under the Agreement. The Company will pay interest on the unpaid principal amount of the facility at a rate equal to one-, three- or six-month LIBOR plus between 137.5 basis points and 225 basis points based upon the Company’s leverage ratio. The Company will also pay a commitment fee to the lenders in an amount equal to between 17.5 basis points and 35 basis points on the undrawn portion of the credit facility, based upon the Company’s leverage ratio. The Company must maintain a minimum interest coverage ratio (Adjusted EBITDA to interest expense) of 3.0 to 1 for the term of the Agreement. The Company’s interest coverage ratio was 35.6 to 1 at April 2, 2016. The Company’s leverage ratio was 1.3 to 1 at April 2, 2016.
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
The Company’s cash needs for working capital, debt service and capital equipment during 2016 are expected to be met by cash flows from operations and cash balances and, if necessary, utilization of the revolving credit facility.
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
BACKLOG
The Company’s backlog at April 2, 2016 was $276.8 million compared with $274.4 million at December 31, 2015 and $378.5 million at April 4, 2015.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The Company's contractual obligations and commercial commitments have not changed materially from those disclosed in the Company's Form 10-K for the year ended December 31, 2015.
MARKET RISK
The Company believes that there have been no material changes in the current year regarding the market risk information for its exposure to interest rate fluctuations. Although the majority of our sales, expenses and cash flows are transacted in U.S. dollars, we have exposure to changes in foreign currency exchange rates related to the Euro and the Canadian dollar. The Company believes that the impact of changes in foreign currency exchange rates in 2016 have not been significant.

CRITICAL ACCOUNTING POLICIES
Refer to the Company’s annual report on Form 10-K for the year ended December 31, 2015 for a complete discussion of the Company’s critical accounting policies.
RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board ("FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) which simplifies several aspects of the accounting for employee share-based payment transactions.  The guidance makes several modifications to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. In addition, ASU 2016-09 clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The Company is currently assessing how the adoption of this standard will impact the financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”) which requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. The standard also requires additional disclosures by lessees and contains targeted changes to accounting by lessors. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. The guidance is required to be adopted at the earliest period presented using a modified retrospective approach. The Company is currently assessing how the adoption of the standard will impact the financial statements.

In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers. This new standard is effective for reporting periods beginning after December 15, 2017, pursuant to the issuance of ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date issued in August 2015. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. Early adoption is not permitted. The Company is currently evaluating the impacts of adoption and the implementation approach to be used.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Market Risk in Item 2, above.

Item 4. Controls and Procedures

a)
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 2, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 2, 2016.

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

On December 29, 2010, Lufthansa Technik AG (“Lufthansa”) filed a Statement of Claim in the Regional State Court of Mannheim, Germany. Lufthansa’s claim asserts that our subsidiary, Astronics Advanced Electonic Systems ("AES") sold, marketed and brought into use in Germany a power supply system which infringes upon a German patent held by Lufthansa. The relief sought by Lufthansa includes requiring AES to stop selling and marketing the allegedly infringing power supply system, a recall of allegedly infringing products sold to commercial customers since November 26, 2003 and compensation for damages. The claim does not specify an estimate of damages and a damages claim will be made by Lufthansa only if it receives a favorable ruling on the determination of infringement. The value of the dispute has been set by the Court to be €2 million. This is an estimate of the commercial value of the matter.

On February 6, 2015, the Regional State Court of Mannheim, Germany rendered its decision that the patent was infringed. The judgment does not require AES to recall products which are already installed in aircraft or have been sold to other end users. On July 15, 2015, Lufthansa advised AES of their intention to enforce the accounting provisions of the decision, which require AES to provide certain financial information regarding sales of the infringing product to enable Lufthansa to make an estimate of requested damages. Additionally, if Lufthansa provides the required bank guarantee specified in the decision, the Company may be required to offer a recall of products which are in the distribution channels in Germany. No such bank guarantee has been issued to date.

The Company appealed and believes it has valid defenses to refute the decision. The appeal process is estimated to extend up to two years. The enforcement of the accounting provision of the decision, as discussed above, has no impact on the appeals process. As a result, we do not currently have sufficient information to provide an estimate of AES’s potential exposure related to this matter. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to this litigation as of April 2, 2016.

On November 26, 2014, Lufthansa filed a complaint in the United States District for the Western District of Washington. Lufthansa’s complaint in this action alleges that AES manufactures, uses, sells and offers for sale a power supply system which infringes upon a U.S. patent held by Lufthansa. The patent at issue in the U.S. action is based on technology similar to that involved in the German action. On April 25, 2016, the Court issued its ruling on claim construction, holding that the sole independent claim in the patent is indefinite, rendering all claims in the patent indefinite.  Based on this ruling, AES intends to seek an order dismissing the case on the grounds that the patent is invalid and unenforceable.   Lufthansa may appeal the Court’s ruling.   The Company believes that it has valid defenses to Lufthansa’s claims and would vigorously contest any appeal.  As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to this litigation as of April 2, 2016.
Other than this proceeding, we are not party to any significant pending legal proceedings that management believes will result in material adverse effect on our financial condition or results of operations.
Item 1a Risk Factors
In addition to other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or results of operations. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Item 2. Unregistered sales of equity securities and use of proceeds
(c) The following table summarizes our purchases of our common stock for the quarter ended April 2, 2016.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that may yet be Purchased Under the Program (2)
February 28 - April 2, 2016	132,861	$33.05	129,093	$45,739,193

(1) Includes 3,768 shares transferred to us by employees in connection with the exercise of stock options. The remainder were shares purchased in the open market pursuant to our repurchase program.

(2) On February 24, 2016, the Company’s Board of Directors authorized the repurchase of up to $50 million of common stock.
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

ASTRONICS CORPORATION
(Registrant)
Date:	May 5, 2016	By:	/s/ David C. Burney
David C. Burney Executive Vice President and Chief Financial Officer (Principal Financial Officer)