Form 10-Q
period 2016-07-02
ASTRONICS CORP
filed 2016-08-04
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 2, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 2, 2016, 25,294,641 shares of common stock were outstanding consisting of 19,265,232 shares of common stock ($.01 par value) and 6,029,409 shares of Class B common stock ($.01 par value).

Part I – Financial Information
Item 1. Financial Statements
ASTRONICS CORPORATION
Consolidated Condensed Balance Sheets
July 2, 2016 with Comparative Figures for December 31, 2015
(In thousands)

	July 2, 2016	December 31, 2015
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$20,411	$18,561
Accounts Receivable, Net of Allowance for Doubtful Accounts	106,316	95,277
Inventories	119,329	115,467
Prepaid Expenses and Other Current Assets	11,308	20,662
Total Current Assets	257,364	249,967
Property, Plant and Equipment, Net of Accumulated Depreciation	123,709	124,742
Other Assets	11,966	10,889
Intangible Assets, Net of Accumulated Amortization	103,598	108,276
Goodwill	115,614	115,369
Total Assets	$612,251	$609,243
Current Liabilities:
Current Maturities of Long-term Debt	$2,691	$2,579
Accounts Payable	27,240	27,138
Accrued Expenses and Other Current Liabilities	33,588	35,758
Customer Advance Payments and Deferred Revenue	28,729	38,757
Total Current Liabilities	92,248	104,232
Long-term Debt	163,898	167,210
Other Liabilities	37,661	37,576
Total Liabilities	293,807	309,018
Shareholders’ Equity:
Common Stock	257	256
Accumulated Other Comprehensive Loss	(13,498)	(15,064)
Other Shareholders’ Equity	331,685	315,033
Total Shareholders’ Equity	318,444	300,225
Total Liabilities and Shareholders’ Equity	$612,251	$609,243
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Operations
Three and Six Months Ended July 2, 2016 With Comparative Figures for 2015
(Unaudited)
(In thousands, except per share data)

	Six Months Ended		Three Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Sales	$323,956	$334,794	$164,426	$173,156
Cost of Products Sold	239,638	245,180	119,591	123,704
Gross Profit	84,318	89,614	44,835	49,452
Selling, General and Administrative Expenses	44,108	43,916	22,224	21,297
Income from Operations	40,210	45,698	22,611	28,155
Interest Expense, Net of Interest Income	2,143	2,357	1,056	1,111
Income Before Income Taxes	38,067	43,341	21,555	27,044
Provision for Income Taxes	11,602	14,968	6,575	9,354
Net Income	$26,465	$28,373	$14,980	$17,690
Earnings Per Share:
Basic	$1.04	$1.12	$0.59	$0.70
Diluted	$1.00	$1.08	$0.57	$0.67
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Comprehensive Income
Three and Six Months Ended July 2, 2016 With Comparative Figures for 2015
(Unaudited)
(In thousands)

	Six Months Ended		Three Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net Income	$26,465	$28,373	$14,980	$17,690
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	1,305	(3,214)	(511)	432
Retirement Liability Adjustment – Net of Tax	261	323	130	162
Other Comprehensive Income (Loss)	1,566	(2,891)	(381)	594
Comprehensive Income	$28,031	$25,482	$14,599	$18,284
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Cash Flows
Six Months Ended July 2, 2016
With Comparative Figures for 2015
(Unaudited)
(In thousands)

	Six Months Ended
	July 2, 2016	July 4, 2015
Cash Flows From Operating Activities:
Net Income	$26,465	$28,373
Adjustments to Reconcile Net Income to Cash Provided By Operating Activities:
Depreciation and Amortization	13,146	12,545
Provisions for Non-Cash Losses on Inventory and Receivables	928	957
Stock Compensation Expense	1,256	1,143
Deferred Tax Benefit	(980)	(576)
Non-cash Earnout Liability Adjustment	—	(1,268)
Other	320	158
Cash Flows from Changes in Operating Assets and Liabilities:
Accounts Receivable	(10,860)	(3,797)
Inventories	(4,145)	(16,786)
Accounts Payable	(10)	9,192
Accrued Expenses	(3,643)	(857)
Other Current Assets and Liabilities	32	(352)
Customer Advanced Payments and Deferred Revenue	(9,992)	(13,287)
Income Taxes	10,107	4,610
Supplemental Retirement and Other Liabilities	695	820
Cash Provided By Operating Activities	23,319	20,875
Cash Flows From Investing Activities:
Acquisition of Business, Net of Cash Acquired	—	(52,615)
Capital Expenditures	(6,176)	(12,277)
Other Investing Activities	(850)	(2,678)
Cash Used For Investing Activities	(7,026)	(67,570)
Cash Flows From Financing Activities:
Proceeds from Long-term Debt	15,000	55,000
Payments for Long-term Debt	(18,279)	(6,331)
Purchase of Outstanding Shares for Treasury	(12,154)	—
Debt Acquisition Costs	(164)	—
Proceeds from Exercise of Stock Options	557	638
Acquisition Earnout Payments	—	(2)
Income Tax Benefit from Exercise of Stock Options	529	708
Cash (Used For) Provided By Financing Activities	(14,511)	50,013
Effect of Exchange Rates on Cash	68	(748)
Increase in Cash and Cash Equivalents	1,850	2,570
Cash and Cash Equivalents at Beginning of Period	18,561	21,197
Cash and Cash Equivalents at End of Period	$20,411	$23,767
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Notes to Consolidated Condensed Financial Statements
July 2, 2016
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
Operating Results
The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the six months ended July 2, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
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
We have operations in the United States (“U.S.”), Canada and France. We design and build our products through our wholly owned subsidiaries Armstrong Aerospace, Inc. (“Armstrong”); Astronics Advanced Electronic Systems Corp. (“AES”); Astronics AeroSat Corporation (“AeroSat”); Ballard Technology, Inc. (“Ballard”); Astronics DME LLC (“DME”); Luminescent Systems, Inc. (“LSI”); Luminescent Systems Canada, Inc. (“LSI Canada”); Max-Viz, Inc. (“Max-Viz”); Peco, Inc. (“Peco”); PGA Electronic s.a. (“PGA”) and Astronics Test Systems, Inc. (“ATS”).
Cost of Products Sold, Engineering and Development and Selling, General and Administrative Expenses
Cost of products sold includes the costs to manufacture products such as direct materials and labor and manufacturing overhead as well as all engineering and development costs. The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. These costs are expensed when incurred and included in cost of products sold. Research and development, design and related engineering amounted to $21.9 million and $21.3 million for the three months ended and $45.2 million and $43.6 million for the six months ended July 2, 2016 and July 4, 2015, respectively. Selling, general and administrative expenses include costs primarily related to our sales and marketing departments and administrative departments. Interest expense is shown net of interest income. Interest income was insignificant for the three and six months ended July 2, 2016 and July 4, 2015.
Foreign Currency Translation
The aggregate transaction gain or loss included in operations was insignificant for the six months ended July 2, 2016 and July 4, 2015.

Accounting Pronouncements Adopted in 2016
There have been no recent accounting pronouncements that have had an impact on the Company’s financial statements.
2) Inventories
Inventories are as follows:

(In thousands)	July 2, 2016	December 31, 2015
Finished Goods	$28,383	$27,770
Work in Progress	26,307	23,977
Raw Material	64,639	63,720
	$119,329	$115,467
3) Property, Plant and Equipment
The following table summarizes Property, Plant and Equipment as follows:

(In thousands)	July 2, 2016	December 31, 2015
Land	$11,164	$11,145
Buildings and Improvements	79,434	78,989
Machinery and Equipment	94,623	89,514
Construction in Progress	3,397	3,282
	188,618	182,930
Less Accumulated Depreciation	64,909	58,188
	$123,709	$124,742
4) Intangible Assets
The following table summarizes acquired intangible assets as follows:

		July 2, 2016		December 31, 2015
(In thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	5 Years	$2,146	$1,357	$2,146	$1,264
Non-compete Agreement	4 Years	2,500	729	2,500	479
Trade Names	7 Years	10,232	2,685	10,217	2,216
Completed and Unpatented Technology	6 Years	24,083	8,006	24,056	6,795
Backlog	Less than 1 Year	11,627	11,202	11,202	10,793
Customer Relationships	12 Years	96,946	19,957	96,472	16,770
Total Intangible Assets	6 Years	$147,534	$43,936	$146,593	$38,317
All acquired intangible assets other than goodwill and one trade name are being amortized. Amortization expense for acquired intangibles is summarized as follows:

	Six Months Ended		Three Months Ended
(In thousands)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Amortization Expense	$5,607	$5,772	$2,799	$2,920

Amortization expense for acquired intangible assets expected for 2016 and for each of the next five years is summarized as follows:

(In thousands)
2016	$11,013
2017	10,591
2018	10,066
2019	9,664
2020	9,130
2021	9,085
5) Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the six months ended July 2, 2016:

(In thousands)	December 31, 2015	Acquisition	Foreign Currency Translation	July 2, 2016
Aerospace	$115,369	$—	$245	$115,614
Test Systems	—	—	—	—
	$115,369	$—	$245	$115,614
6) Long-term Debt and Notes Payable
The Company’s obligations under the Credit Agreement as amended are jointly and severally guaranteed by each domestic subsidiary of the Company other than a non-material subsidiary. The obligations are secured by a first priority lien on substantially all of the Company’s and the guarantors’ assets.
The Company's Credit Agreement consists of a $350 million revolving credit line with the option to increase the line by up to $150 million. On January 13, 2016, the Company amended the Agreement to add a new lender and extend the maturity date of the credit facility from September 26, 2019 to January 13, 2021. At July 2, 2016 there was $153.0 million outstanding on the revolving credit facility and there remains $195.9 million available, net of outstanding letters of credit. The credit facility allocates up to $20 million of the $350 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. At July 2, 2016, outstanding letters of credit totaled $1.1 million.
The maximum permitted leverage ratio of funded debt to Adjusted EBITDA (as defined in the Agreement) is 3.5 to 1, increasing to 4.0 to 1 for up to two fiscal quarters following the closing of an acquisition permitted under the Agreement. The Company will pay interest on the unpaid principal amount of the facility at a rate equal to one-, three- or six-month LIBOR plus between 137.5 basis points and 225 basis points based upon the Company’s leverage ratio. The Company will also pay a commitment fee to the lenders in an amount equal to between 17.5 basis points and 35 basis points on the undrawn portion of the credit facility, based upon the Company’s leverage ratio. The Company must also maintain a minimum interest coverage ratio (Adjusted EBITDA to interest expense) of 3.0 to 1 for the term of the Agreement. The Company’s interest coverage ratio was 34.5 to 1 at July 2, 2016. The Company’s leverage ratio was 1.30 to 1 at July 2, 2016.
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

7) Product Warranties
In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship typically over periods ranging from 12 to 60 months. The Company determines warranty reserves needed by product line based on experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Six Months Ended		Three Months Ended
(In thousands)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Balance at Beginning of Period	$5,741	$4,884	$5,122	$5,472
Acquisitions	—	500	—	—
Warranties Issued	1,206	1,139	545	401
Warranties Settled	(1,290)	(1,427)	(405)	(701)
Reassessed Warranty Exposure	(296)	223	99	147
Balance at End of Period	$5,361	$5,319	$5,361	$5,319
8) Income Taxes
The effective tax rates were approximately 30.5% and 34.5% for the six months ended and 30.5% and 34.6% for the three months ended July 2, 2016 and July 4, 2015, respectively. The tax rates in 2016 were favorably impacted by the inclusion of the federal research and development tax credit due to its permanent reinstatement in the fourth quarter of 2015.

9) Shareholders’ Equity
The changes in shareholders’ equity for the six months ended July 2, 2016 are summarized as follows:

		Number of Shares
(Dollars and Shares in thousands)	Amount	Common Stock	Convertible Class B Stock
Shares Authorized		40,000	15,000
Share Par Value		$0.01	$0.01
COMMON STOCK
Beginning of Period	$256	19,349	6,220
Conversion of Class B Shares to Common Shares	—	239	(239)
Exercise of Stock Options	1	37	48
End of Period	$257	19,625	6,029
ADDITIONAL PAID IN CAPITAL
Beginning of Period	$57,865
Stock Compensation Expense	1,256
Exercise of Stock Options	1,085
End of Period	$60,206
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of Period	$(15,064)
Foreign Currency Translation Adjustment	1,305
Retirement Liability Adjustment – Net of Tax	261
End of Period	$(13,498)
RETAINED EARNINGS
Beginning of Period	$257,168
Net Income	26,465
End of Period	$283,633
TREASURY STOCK
Beginning of Period	$—	—
Purchase	(12,154)	(360)
End of Period	$(12,154)	(360)
TOTAL SHAREHOLDERS’ EQUITY
Beginning of Period	$300,225

End of Period	$318,444	19,265	6,029

On February 24, 2016, the Company’s Board of Directors authorized the repurchase of up to $50 million of common stock (the “Buyback Program”). The Buyback Program allows the Company to purchase shares of its common stock in accordance with applicable securities laws on the open market or through privately negotiated transactions. The Buyback Program may be suspended or discontinued at any time. Under this program the Company has repurchased approximately 360,000 shares for $12.2 million.

10) Earnings Per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Six Months Ended		Three Months Ended
(In thousands)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Weighted Average Shares - Basic	25,500	25,363	25,444	25,415
Net Effect of Dilutive Stock Options	839	880	840	846
Weighted Average Shares - Diluted	26,339	26,243	26,284	26,261
Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted earnings per share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. The number of common shares covered by out-of-the-money stock options at July 2, 2016 was approximately 230,000 shares.
11) Accumulated Other Comprehensive Loss and Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

(In thousands)	July 2, 2016	December 31, 2015
Foreign Currency Translation Adjustments	$(6,666)	$(7,971)
Retirement Liability Adjustment – Before Tax	(10,510)	(10,912)
Tax Benefit	3,678	3,819
Retirement Liability Adjustment – After Tax	(6,832)	(7,093)
Accumulated Other Comprehensive Loss	$(13,498)	$(15,064)
The components of other comprehensive income (loss) are as follows:

	Six Months Ended		Three Months Ended
(In thousands)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Foreign Currency Translation Adjustments	$1,305	$(3,214)	$(511)	$432
Retirement Liability Adjustments:
Reclassifications to General and Administrative Expense:
Amortization of Prior Service Cost	219	260	109	130
Amortization of Net Actuarial Losses	183	237	92	119
Tax Benefit	(141)	(174)	(71)	(87)
Retirement Liability Adjustment	261	323	130	162
Other Comprehensive Income (Loss)	$1,566	$(2,891)	$(381)	$594

12) Supplemental Retirement Plan and Related Post Retirement Benefits
The Company has two non-qualified supplemental retirement defined benefit plans (“SERP” and “SERP II”) for certain executive officers. The following table sets forth information regarding the net periodic pension cost for the plans.

	Six Months Ended		Three Months Ended
(In thousands)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Service Cost	$86	$97	$43	$48
Interest Cost	450	422	225	211
Amortization of Prior Service Cost	207	247	103	124
Amortization of Net Actuarial Losses	172	225	86	112
Net Periodic Cost	$915	$991	$457	$495
Participants in the SERP are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The following table sets forth information regarding the net periodic cost recognized for those benefits:

	Six Months Ended		Three Months Ended
(In thousands)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Service Cost	$2	$3	$1	$2
Interest Cost	20	19	10	10
Amortization of Prior Service Cost	12	13	6	6
Amortization of Net Actuarial Losses	11	12	6	7
Net Periodic Cost	$45	$47	$23	$25
13) Sales to Major Customers
The Company has a significant concentration of business with two major customers, each in excess of 10% of consolidated sales. The loss of any of these customers would significantly, negatively impact our sales and earnings.
Sales to these two customers represented 22% and 15% of consolidated sales for the six months ended and 21% and 16% for the three months ended July 2, 2016. Sales to these customers were in the Aerospace segment. Accounts receivable from these customers at July 2, 2016 was approximately $25.9 million. Sales to these two customers represented 22% and 14% of consolidated sales for the six months ended July 4, 2015 and 20% and 13% for the three months ended July 4, 2015.
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

The Company appealed and believes it has valid defenses to refute the decision. The appeal is scheduled to be heard on October 12, 2016 at the Higher Regional Court. Should that ruling be unfavorable, the Company may choose to appeal to the Federal Supreme Court. The enforcement of the accounting provision of the decision, as discussed above, has no impact on the appeals process. As a result, we do not currently have sufficient information to provide an estimate of AES’s potential exposure related to this matter. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to this litigation as of July 2, 2016.

On November 26, 2014, Lufthansa filed a complaint in the United States District for the Western District of Washington. Lufthansa’s complaint in this action alleges that AES manufactures, uses, sells and offers for sale a power supply system which infringes upon a U.S. patent held by Lufthansa. The patent at issue in the U.S. action is based on technology similar to that involved in the German action. On April 25, 2016, the Court issued its ruling on claim construction, holding that the sole independent claim in the patent is indefinite, rendering all claims in the patent indefinite. Based on this ruling, AES filed a motion for summary judgment on the grounds that the Court’s ruling that the patent is indefinite renders the patent invalid and unenforceable. On July 20, 2016 the U.S. District Court granted the motion for summary judgment and issued an order dismissing all claims against AES with prejudice. Lufthansa has indicated that it will appeal the Court's dismissal to the U.S. Court of Appeals for the Federal Circuit. The Company believes that it has valid defenses to Lufthansa’s claims and will vigorously contest the appeal. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to this litigation as of July 2, 2016.

15) Segment Information
Below are the sales and operating profit by segment for the three and six months ended July 2, 2016 and July 4, 2015 and a reconciliation of segment operating profit to income before income taxes. Operating profit is net sales less cost of products sold and other operating expenses excluding interest and corporate expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment.

	Six Months Ended		Three Months Ended
(Dollars in thousands)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Sales
Aerospace	$281,177	$274,522	$142,528	$132,170
Less Intersegment Sales	(367)	—	(27)	—
Total Aerospace Sales	280,810	274,522	142,501	132,170

Test Systems	$43,146	$60,327	$21,925	$40,986
Less Intersegment Sales	—	(55)	—	—
Total Test Systems Sales	43,146	60,272	21,925	40,986
Total Consolidated Sales	$323,956	$334,794	$164,426	$173,156
Operating Profit and Margins
Aerospace	$43,542	$43,673	$24,851	$20,271
	15.5%	15.9%	17.4%	15.3%
Test Systems	3,284	7,638	1,074	9,863
	7.6%	12.7%	4.9%	24.1%
Total Operating Profit	46,826	51,311	25,925	30,134
	14.5%	15.3%	15.8%	17.4%
Deductions from Operating Profit
Interest Expense, Net of Interest Income	2,143	2,357	1,056	1,111
Corporate Expenses and Other	6,616	5,613	3,314	1,979
Income Before Income Taxes	$38,067	$43,341	$21,555	$27,044
Total Assets:

(In thousands)	July 2, 2016	December 31, 2015
Aerospace	$505,612	$510,884
Test Systems	81,361	64,934
Corporate	25,278	33,425
Total Assets	$612,251	$609,243
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
On a Recurring Basis:
A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The financial liabilities carried at fair value measured on a recurring basis consisted of contingent consideration related to certain prior acquisitions, valued at zero at July 2, 2016 and December 31, 2015, determined using Level 3 inputs.

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
Due to their short-term nature, the carrying value of cash and equivalents, accounts receivable, accounts payable, and notes payable approximate fair value. The carrying value of the Company’s variable rate long-term debt instruments also approximates fair value due to the variable rate feature of these instruments. As of July 2, 2016, the Company concluded that no indicators of impairment relating to intangible assets or goodwill existed and an interim test was not performed.

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

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Six Months Ended		Three Months Ended
(Dollars in thousands)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Sales	$323,956	$334,794	$164,426	$173,156
Gross Profit (sales less cost of products sold)	$84,318	$89,614	$44,835	$49,452
Gross Margin	26.0%	26.8%	27.3%	28.6%
Selling, General and Administrative Expenses	$44,108	$43,916	$22,224	$21,297
SG&A Expenses as a Percentage of Sales	13.6%	13.1%	13.5%	12.3%
Interest Expense, Net of Interest Income	$2,143	$2,357	$1,056	$1,111
Effective Tax Rate	30.5%	34.5%	30.5%	34.6%
Net Income	$26,465	$28,373	$14,980	$17,690
A discussion by segment can be found at “Segment Results of Operations and Outlook” in this MD&A.
CONSOLIDATED SECOND QUARTER RESULTS
Consolidated sales for the second quarter of 2016 were $164.4 million, down from $173.2 million for the same period last year. Record Aerospace segment sales of $142.5 million offset lower Test Systems segment sales.
Consolidated cost of products sold decreased $4.1 million to $119.6 million from $123.7 million for the same period last year, primarily due to lower sales volume. Engineering and development (“E&D”) costs were $21.9 million in the second quarter of 2016. E&D costs in last year’s second quarter were $21.3 million. As a percent of sales, E&D was 13.3% and 12.3% in the second quarters of 2016 and 2015, respectively.
Selling, general and administrative (“SG&A”) expenses were $22.2 million, or 13.5% of sales, compared with $21.3 million, or 12.3% of sales, in the same period last year. The second quarter of 2015 benefited from a $1.3 million reduction to the contingent consideration liability related to prior acquisitions.
The effective tax rate for the second quarter was 30.5%, compared with 34.6% in the second quarter of 2015. The tax rate in the second quarter of 2016 was favorably impacted by the permanent reinstatement of the federal research and development tax credit in the fourth quarter of 2015.
Net income for the 2016 second quarter was $15.0 million compared with $17.7 million in the prior-year period. Diluted earnings per share for the 2016 second quarter were $0.57 compared with $0.67 in the prior-year period.
CONSOLIDATED YEAR-TO-DATE RESULTS
Consolidated sales for the first six months of 2016 decreased by $10.8 million, or 3.2%, to $ 324.0 million from $334.8 million for the same period last year.
Consolidated costs of products sold decreased $5.6 million to $239.6 million from $245.2 million in the first six months of 2015. The decrease was the result of lower sales volume partially offset by $1.6 million higher E&D costs. E&D costs were 14.0% of sales, or $45.2 million, compared with $43.6 million, or 13.0% of sales, in the prior year’s first six months.
SG&A expenses were $44.1 million, or 13.6% of sales, in the first six months of 2016 compared with $43.9 million, or 13.1% of sales, in the same period last year. The second quarter of 2015 benefited from a $1.3 million reduction to the contingent consideration liability related to prior acquisitions.
The effective tax rate for the first six months of 2016 was 30.5%, compared with 34.5% in the first six months of 2015. The tax rate in the first six months of 2016 was favorably impacted by the permanent reinstatement of the federal research and development tax credit in the fourth quarter of 2015.
Net income for the first half of 2016 was $26.5 million compared with $28.4 million in the prior-year period. Diluted earnings per share for the first six months of 2016 were $1.00 compared with $1.08 for the same period last year.

CONSOLIDATED OUTLOOK
Consolidated sales in 2016 are forecasted to be in the range of $655 million to $685 million. Approximately $560 million to $580 million of revenue is expected from the Aerospace segment. Expectations for Test Systems segment revenue in 2016 remains relatively unchanged at approximately $95 million to $105 million.
Consolidated backlog at July 2, 2016 was $293.8 million, of which $199.9 million is expected to ship in 2016.
The effective tax rate for 2016 is expected to be approximately 29% to 32%.
Capital equipment spending in 2016 is planned to be in the range of $17 million to $20 million. E&D costs are expected to be similar to 2015.
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
AEROSPACE SEGMENT

	Six Months Ended		Three Months Ended
(In thousands)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Sales
Aerospace	$281,177	$274,522	$142,528	$132,170
Less Intersegment Sales	(367)	—	(27)	—
Total Aerospace Sales	$280,810	$274,522	$142,501	$132,170
Operating Profit	$43,542	$43,673	$24,851	$20,271
Operating Margin	15.5%	15.9%	17.4%	15.3%

Aerospace Sales by Market
(In thousands)
Commercial Transport	$229,818	$227,823	$116,423	$107,629
Military	26,254	19,827	13,973	10,569
Business Jet	14,232	17,153	7,707	9,061
Other	10,506	9,719	4,398	4,911
	$280,810	$274,522	$142,501	$132,170
Aerospace Sales by Product Line
(In thousands)
Electrical Power & Motion	$150,957	$137,415	$75,564	$67,844
Lighting & Safety	82,544	79,985	41,979	37,907
Avionics	16,818	29,030	9,344	11,663
Systems Certification	9,997	10,344	5,391	5,771
Structures	9,988	8,029	5,825	4,074
Other	10,506	9,719	4,398	4,911
	$280,810	$274,522	$142,501	$132,170

(In thousands)	July 2, 2016	December 31, 2015
Total Assets	$505,612	$510,884
Backlog	$235,800	$212,651

AEROSPACE SECOND QUARTER RESULTS
Aerospace segment sales increased by $10.3 million, or 7.8%, when compared with the prior year’s second quarter to $142.5 million, which represents a record level for the Aerospace segment.
Electrical Power & Motion sales grew $7.7 million, or 11.4%, largely driven by higher sales of in-seat power products, which were up 13.1%. Additionally, lighting & safety products increased by $4.1 million, or 10.7%. These increases were offset by a $2.3 million decline in Avionics products, which was largely due to lower sales of satellite antenna systems and in-flight entertainment system and cabin management systems for VVIP aircraft.
Aerospace operating profit for the second quarter of 2016 also set an all-time high of $24.9 million, or 17.4% of sales, compared with $20.3 million, or 15.3% of sales, in the same period last year. Operating margins gained on higher volume were partially offset by increased E&D spending and a general increase in operating costs. Aerospace E&D costs were $19.0 million in the quarter compared with $18.5 million in the same period last year.
AEROSPACE YEAR-TO-DATE RESULTS
Aerospace segment sales increased by $6.3 million, or 2.3%, when compared with the prior year’s first six months to $280.8 million.
Electrical Power & Motion sales grew $13.5 million, or 9.9%, largely driven by higher sales of in-seat power products, which were up 10.2%. This increase was offset by a $12.2 million decline in Avionics products, which was largely due to lower sales of satellite antenna systems.
Aerospace operating profit for the first six months of 2016 was $43.5 million, or 15.5% of sales, compared with $43.7 million, or 15.9% of sales, in the same period last year. Operating leverage gained on increased volume for the business was offset by higher E&D costs of approximately $1.4 million. E&D costs for Aerospace were $39.4 million and $38.0 million in the first half of 2016 and 2015, respectively. Aerospace SG&A expense increased $0.7 million in the first six months of 2016 as compared with 2015. The first six months of 2015 included inventory step-up costs of $0.7 million that reduced normal operating margins for that period.
AEROSPACE OUTLOOK
We expect 2016 sales for our Aerospace segment to be in the range of $560 million to $580 million. The Aerospace segment’s backlog at the end of the second quarter of 2016 was $235.8 million with approximately $159.6 million expected to be shipped over the remaining part of 2016 and $205.7 million is expected to ship over the next 12 months.
TEST SYSTEMS SEGMENT

	Six Months Ended		Three Months Ended
(In thousands)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Sales	$43,146	$60,327	$21,925	$40,986
Less Intersegment Sales	—	(55)	—	—
Net Sales	$43,146	$60,272	$21,925	$40,986
Operating profit (loss)	$3,284	$7,638	$1,074	$9,863
Operating Margin	7.6%	12.7%	4.9%	24.1%

Test Systems Sales by Market
(In thousands)
Semiconductor	$16,985	$36,258	$9,848	$31,507
Aerospace & Defense	26,161	24,014	12,077	9,479
	$43,146	$60,272	$21,925	$40,986

(In thousands)	July 2, 2016	December 31, 2015
Total Assets	$81,361	$64,934
Backlog	$58,011	$61,713

TEST SYSTEMS SECOND QUARTER RESULTS
Sales in the second quarter of 2016 decreased approximately $19.0 million to $21.9 million compared with the same period in 2015, a decrease of 46.5%. Sales to the Semiconductor market decreased $21.6 million compared with the same period in 2015, which was partially offset by increased sales of $2.6 million to the Aerospace & Defense market.
Operating profit was $1.1 million, or 4.9% of sales, compared with $9.9 million or 24.1% of sales in last year’s second quarter. E&D costs remained relatively consistent at $2.9 million and $2.8 million in the second quarters of 2016 and 2015, respectively.
TEST SYSTEMS YEAR-TO-DATE RESULTS
Sales in the first six months of 2016 decreased 28.4% to $43.1 million compared with sales of $60.3 million for the same period in 2015, due to lower shipments to the Semiconductor market. Sales to the Semiconductor market decreased $19.3 million compared with the same period in 2015, which was partially offset by increased sales of $2.1 million to the Aerospace & Defense market.
Operating profit was $3.3 million, or 7.6% of sales, compared with $7.6 million, or 12.7% of sales, in the first six months of 2015. E&D costs were $5.9 million in the first six months of 2016 compared with $5.6 million in the prior year period.
TEST SYSTEMS OUTLOOK
We expect sales for the Test Systems segment for 2016 to be in the range of $95 million to $105 million. The Test Systems segment’s backlog at the end of the second quarter of 2016 was $58.0 million with approximately $40.3 million expected to be shipped over the remaining part of 2016 and approximately $48.8 million scheduled to ship over the next 12 months.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities:
Cash provided by operating activities totaled $23.3 million for the first six months of 2016, as compared with $20.9 million during the same period in 2015. Cash flow from operating activities increased primarily due to the impact of decreases in net operating assets for the first six months of 2016 when compared with the first six months of 2015.
Investing Activities:
Cash used for investing activities was $7.0 million for the first six months of 2016 compared with $67.6 million used in the same period of 2015. Cash used for capital expenditures was $6.2 million in the first six months of 2016 compared with $12.3 million in the prior year period. The Company expects capital spending in 2016 to be in the range of $17 million to $20 million. Cash used for the acquisition of Armstrong in January 2015 was $52.6 million.
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
The Company's Credit Agreement consists of a $350 million revolving credit line with the option to increase the line by up to $150 million. On January 13, 2016, the Company amended the Agreement to add a new lender and extend the maturity date of the credit facility from September 26, 2019 to January 13, 2021. At July 2, 2016 there was $153.0 million outstanding on the revolving credit facility and there remains $195.9 million available, net of outstanding letters of credit. The credit facility allocates up to $20 million of the $350 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. At July 2, 2016, outstanding letters of credit totaled $1.1 million.

The maximum permitted leverage ratio of funded debt to Adjusted EBITDA (as defined in the Agreement) is 3.5 to 1, increasing to 4.0 to 1 for up to two fiscal quarters following the closing of an acquisition permitted under the Agreement. The Company will pay interest on the unpaid principal amount of the facility at a rate equal to one-, three- or six-month LIBOR plus between 137.5 basis points and 225 basis points based upon the Company’s leverage ratio. The Company will also pay a commitment fee to the lenders in an amount equal to between 17.5 basis points and 35 basis points on the undrawn portion of the credit facility, based upon the Company’s leverage ratio. The Company must also maintain a minimum interest coverage ratio (Adjusted EBITDA to interest expense) of 3.0 to 1 for the term of the Agreement. The Company’s interest coverage ratio was 34.5 to 1 at July 2, 2016. The Company’s leverage ratio was 1.30 to 1 at July 2, 2016.
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
BACKLOG
The Company’s backlog at July 2, 2016 was $293.8 million compared with $274.4 million at December 31, 2015 and $352.0 million at July 4, 2015.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Market Risk in Item 2, above.

Item 4. Controls and Procedures

a)
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 2, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 2, 2016.

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

On December 29, 2010, Lufthansa Technik AG (“Lufthansa”) filed a Statement of Claim in the Regional State Court of Mannheim, Germany. Lufthansa’s claim asserts that our subsidiary, Astronics Advanced Electronic Systems ("AES") sold, marketed and brought into use in Germany a power supply system which infringes upon a German patent held by Lufthansa. The relief sought by Lufthansa includes requiring AES to stop selling and marketing the allegedly infringing power supply system, a recall of allegedly infringing products sold to commercial customers since November 26, 2003 and compensation for damages. The claim does not specify an estimate of damages and a damages claim will be made by Lufthansa only if it receives a favorable ruling on the determination of infringement. The value of the dispute has been set by the Court to be €2 million. This is an estimate of the commercial value of the matter.

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

The Company appealed and believes it has valid defenses to refute the decision. The appeal is scheduled to be heard on October 12, 2016 at the Higher Regional Court. Should that ruling be unfavorable, the Company may choose to appeal to the Federal Supreme Court. The enforcement of the accounting provision of the decision, as discussed above, has no impact on the appeals process. As a result, we do not currently have sufficient information to provide an estimate of AES’s potential exposure related to this matter. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to this litigation as of July 2, 2016.

On November 26, 2014, Lufthansa filed a complaint in the United States District for the Western District of Washington. Lufthansa’s complaint in this action alleges that AES manufactures, uses, sells and offers for sale a power supply system which infringes upon a U.S. patent held by Lufthansa. The patent at issue in the U.S. action is based on technology similar to that involved in the German action. On April 25, 2016, the Court issued its ruling on claim construction, holding that the sole independent claim in the patent is indefinite, rendering all claims in the patent indefinite. Based on this ruling, AES filed a motion for summary judgment on the grounds that the Court’s ruling that the patent is indefinite renders the patent invalid and unenforceable. On July 20, 2016 the U.S. District Court granted the motion for summary judgment and issued an order dismissing all claims against AES with prejudice. Lufthansa has indicated that it will appeal the Court's dismissal to the U.S. Court of Appeals for the Federal Circuit. The Company believes that it has valid defenses to Lufthansa’s claims and will vigorously contest the appeal. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to this litigation as of July 2, 2016.
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

Item 2. Unregistered sales of equity securities and use of proceeds
(c) The following table summarizes our purchases of our common stock for the quarter ended July 2, 2016.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that may yet be Purchased Under the Program (1)
April 3, 2016 - July 2, 2016	231,021	$34.17	231,021	$37,846,000

(1) On February 24, 2016, the Company’s Board of Directors authorized the repurchase of up to $50 million of common stock.
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

ASTRONICS CORPORATION
(Registrant)
Date:	August 4, 2016	By:	/s/ David C. Burney
David C. Burney Executive Vice President and Chief Financial Officer (Principal Financial Officer)