Form 10-Q
period 2016-10-01
ASTRONICS CORP
filed 2016-11-08
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 1, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 1, 2016, 29,039,097 shares of common stock were outstanding consisting of 19,478,408 shares of common stock ($.01 par value) and 9,560,689 shares of Class B common stock ($.01 par value).

Part I – Financial Information
Item 1. Financial Statements
ASTRONICS CORPORATION
Consolidated Condensed Balance Sheets
October 1, 2016 with Comparative Figures for December 31, 2015
(In thousands)

	October 1, 2016	December 31, 2015
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$13,278	$18,561
Accounts Receivable, Net of Allowance for Doubtful Accounts	118,888	95,277
Inventories	120,691	115,467
Prepaid Expenses and Other Current Assets	13,100	20,662
Total Current Assets	265,957	249,967
Property, Plant and Equipment, Net of Accumulated Depreciation	123,754	124,742
Other Assets	13,035	10,889
Intangible Assets, Net of Accumulated Amortization	101,037	108,276
Goodwill	115,645	115,369
Total Assets	$619,428	$609,243
Current Liabilities:
Current Maturities of Long-term Debt	$2,686	$2,579
Accounts Payable	27,493	27,138
Accrued Expenses and Other Current Liabilities	35,236	35,758
Customer Advance Payments and Deferred Revenue	27,805	38,757
Total Current Liabilities	93,220	104,232
Long-term Debt	161,305	167,210
Other Liabilities	35,532	37,576
Total Liabilities	290,057	309,018
Shareholders’ Equity:
Common Stock	296	294
Accumulated Other Comprehensive Loss	(13,318)	(15,064)
Other Shareholders’ Equity	342,393	314,995
Total Shareholders’ Equity	329,371	300,225
Total Liabilities and Shareholders’ Equity	$619,428	$609,243
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Operations
Three and Nine Months Ended October 1, 2016 With Comparative Figures for 2015
(Unaudited)
(In thousands, except per share data)

	Nine Months Ended		Three Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Sales	$479,055	$534,939	$155,099	$200,145
Cost of Products Sold	356,074	385,898	116,436	140,718
Gross Profit	122,981	149,041	38,663	59,427
Selling, General and Administrative Expenses	65,246	66,213	21,138	22,297
Income from Operations	57,735	82,828	17,525	37,130
Interest Expense, Net of Interest Income	3,246	3,600	1,103	1,243
Income Before Income Taxes	54,489	79,228	16,422	35,887
Provision for Income Taxes	15,950	26,161	4,348	11,193
Net Income	$38,539	$53,067	$12,074	$24,694
Earnings Per Share:
Basic	$1.32	$1.82	$0.42	$0.84
Diluted	$1.28	$1.76	$0.41	$0.82
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Comprehensive Income
Three and Nine Months Ended October 1, 2016 With Comparative Figures for 2015
(Unaudited)
(In thousands)

	Nine Months Ended		Three Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net Income	$38,539	$53,067	$12,074	$24,694
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	1,354	(3,410)	49	(196)
Retirement Liability Adjustment – Net of Tax	392	484	130	161
Other Comprehensive Income (Loss)	1,746	(2,926)	179	(35)
Comprehensive Income	$40,285	$50,141	$12,253	$24,659
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Cash Flows
Nine Months Ended October 1, 2016
With Comparative Figures for 2015
(Unaudited)
(In thousands)

	Nine Months Ended
	October 1, 2016	October 3, 2015
Cash Flows From Operating Activities:
Net Income	$38,539	$53,067
Adjustments to Reconcile Net Income to Cash Provided By Operating Activities:
Depreciation and Amortization	19,457	18,831
Provisions for Non-Cash Losses on Inventory and Receivables	1,554	1,513
Stock Compensation Expense	1,876	1,740
Deferred Tax Benefit	(3,527)	(243)
Non-cash Earnout Liability Adjustment	—	(1,576)
Other	401	21
Cash Flows from Changes in Operating Assets and Liabilities:
Accounts Receivable	(23,707)	(29,796)
Inventories	(5,113)	(4,805)
Accounts Payable	211	(1,656)
Accrued Expenses	(786)	5,662
Other Current Assets and Liabilities	(460)	(498)
Customer Advanced Payments and Deferred Revenue	(11,281)	(5,396)
Income Taxes	6,860	5,072
Supplemental Retirement and Other Liabilities	1,126	1,238
Cash Provided By Operating Activities	25,150	43,174
Cash Flows From Investing Activities:
Acquisition of Business, Net of Cash Acquired	—	(52,606)
Capital Expenditures	(9,869)	(15,857)
Other Investing Activities	(1,585)	(2,677)
Cash Used For Investing Activities	(11,454)	(71,140)
Cash Flows From Financing Activities:
Proceeds from Long-term Debt	20,000	55,000
Payments for Long-term Debt	(25,909)	(29,008)
Purchase of Outstanding Shares for Treasury	(17,446)	—
Debt Acquisition Costs	(164)	—
Proceeds from Exercise of Stock Options	3,902	3,308
Acquisition Earnout Payments	—	(2)
Income Tax Benefit from Exercise of Stock Options	529	619
Cash (Used For) Provided By Financing Activities	(19,088)	29,917
Effect of Exchange Rates on Cash	109	(715)
(Decrease) Increase in Cash and Cash Equivalents	(5,283)	1,236
Cash and Cash Equivalents at Beginning of Period	18,561	21,197
Cash and Cash Equivalents at End of Period	$13,278	$22,433
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Notes to Consolidated Condensed Financial Statements
October 1, 2016
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
All share quantities and per share data reported have been restated to reflect the impact of the three-for-twenty Class B stock distribution to shareholders of record on October 11, 2016.
Operating Results
The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the nine months ended October 1, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
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
Cost of Products Sold, Engineering and Development and Selling, General and Administrative Expenses
Cost of products sold includes the costs to manufacture products such as direct materials and labor and manufacturing overhead as well as all engineering and development costs. The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. These costs are expensed when incurred and included in cost of products sold. Research and development, design and related engineering amounted to $22.2 million and $22.5 million for the three months ended and $67.5 million and $66.1 million for the nine months ended October 1, 2016 and October 3, 2015, respectively. Selling, general and administrative expenses include costs primarily related to our sales and marketing departments and administrative departments. Interest expense is shown net of interest income. Interest income was insignificant for the three and nine months ended October 1, 2016 and October 3, 2015.
Foreign Currency Translation
The aggregate transaction gain or loss included in operations was insignificant for the three and nine months ended October 1, 2016 and October 3, 2015.

Accounting Pronouncements Adopted in 2016
There have been no recent accounting pronouncements that have had an impact on the Company’s financial statements.
2) Inventories
Inventories are as follows:

(In thousands)	October 1, 2016	December 31, 2015
Finished Goods	$28,974	$27,770
Work in Progress	24,493	23,977
Raw Material	67,224	63,720
	$120,691	$115,467
3) Property, Plant and Equipment
The following table summarizes Property, Plant and Equipment as follows:

(In thousands)	October 1, 2016	December 31, 2015
Land	$11,174	$11,145
Buildings and Improvements	79,532	78,989
Machinery and Equipment	96,573	89,514
Construction in Progress	4,580	3,282
	191,859	182,930
Less Accumulated Depreciation	68,105	58,188
	$123,754	$124,742
4) Intangible Assets
The following table summarizes acquired intangible assets as follows:

		October 1, 2016		December 31, 2015
(In thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	5 Years	$2,146	$1,404	$2,146	$1,264
Non-compete Agreement	4 Years	2,500	854	2,500	479
Trade Names	7 Years	10,240	2,919	10,217	2,216
Completed and Unpatented Technology	6 Years	24,213	8,612	24,056	6,795
Backlog	Less than 1 Year	11,226	11,202	11,202	10,793
Customer Relationships	12 Years	97,253	21,550	96,472	16,770
Total Intangible Assets	6 Years	$147,578	$46,541	$146,593	$38,317
All acquired intangible assets other than goodwill and one trade name are being amortized. Amortization expense for acquired intangibles is summarized as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Amortization Expense	$8,202	$8,534	$2,595	$2,761

Amortization expense for acquired intangible assets expected for 2016 and for each of the next five years is summarized as follows:

(In thousands)
2016	$10,871
2017	10,454
2018	10,141
2019	9,740
2020	9,206
2021	9,160
5) Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the nine months ended October 1, 2016:

(In thousands)	December 31, 2015	Acquisition	Foreign Currency Translation	October 1, 2016
Aerospace	$115,369	$—	$276	$115,645
Test Systems	—	—	—	—
	$115,369	$—	$276	$115,645
6) Long-term Debt and Notes Payable
The Company’s obligations under the Credit Agreement as amended are jointly and severally guaranteed by each domestic subsidiary of the Company other than a non-material subsidiary. The obligations are secured by a first priority lien on substantially all of the Company’s and the guarantors’ assets.
The Company's Credit Agreement consists of a $350 million revolving credit line with the option to increase the line by up to $150 million. On January 13, 2016, the Company amended the Agreement to add a new lender and extend the maturity date of the credit facility from September 26, 2019 to January 13, 2021. At October 1, 2016 there was $151.0 million outstanding on the revolving credit facility and there remains $197.9 million available, net of outstanding letters of credit. The credit facility allocates up to $20 million of the $350 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. At October 1, 2016, outstanding letters of credit totaled $1.1 million.
The maximum permitted leverage ratio of funded debt to Adjusted EBITDA (as defined in the Agreement) is 3.5 to 1, increasing to 4.0 to 1 for up to two fiscal quarters following the closing of an acquisition permitted under the Agreement. The Company will pay interest on the unpaid principal amount of the facility at a rate equal to one-, three- or six-month LIBOR plus between 137.5 basis points and 225 basis points based upon the Company’s leverage ratio. The Company will also pay a commitment fee to the lenders in an amount equal to between 17.5 basis points and 35 basis points on the undrawn portion of the credit facility, based upon the Company’s leverage ratio. The Company must also maintain a minimum interest coverage ratio (Adjusted EBITDA to interest expense) of 3.0 to 1 for the term of the Agreement. The Company’s interest coverage ratio was 29.9 to 1 at October 1, 2016. The Company’s leverage ratio was 1.52 to 1 at October 1, 2016.
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

7) Product Warranties
In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship typically over periods ranging from 12 to 60 months. The Company determines warranty reserves needed by product line based on experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Balance at Beginning of Period	$5,741	$4,884	$5,361	$5,319
Acquisitions	—	500	—	—
Warranties Issued	1,806	1,553	600	414
Warranties Settled	(1,906)	(2,164)	(616)	(737)
Reassessed Warranty Exposure	(313)	1,130	(17)	907
Balance at End of Period	$5,328	$5,903	$5,328	$5,903
8) Income Taxes
The effective tax rates were approximately 29.3% and 33.0% for the nine months ended and 26.5% and 31.2% for the three months ended October 1, 2016 and October 3, 2015, respectively. The tax rates in 2016 were favorably impacted by the inclusion of the federal research and development tax credit due to its permanent reinstatement in the fourth quarter of 2015.

9) Shareholders’ Equity
The changes in shareholders’ equity for the nine months ended October 1, 2016 are summarized as follows as adjusted to reflect the impact of the three-for-twenty distribution of Class B Stock as discussed in Note 10:

		Number of Shares
(Dollars and Shares in thousands)	Amount	Common Stock	Convertible Class B Stock
Shares Authorized		40,000	15,000
Share Par Value		$0.01	$0.01
COMMON STOCK
Beginning of Period	$294	19,349	10,006
Conversion of Class B Shares to Common Shares	—	509	(509)
Exercise of Stock Options	2	138	64
End of Period	$296	19,996	9,561
ADDITIONAL PAID IN CAPITAL
Beginning of Period	$57,827
Stock Compensation Expense	1,876
Exercise of Stock Options	4,429
End of Period	$64,132
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of Period	$(15,064)
Foreign Currency Translation Adjustment	1,354
Retirement Liability Adjustment – Net of Tax	392
End of Period	$(13,318)
RETAINED EARNINGS
Beginning of Period	$257,168
Net Income	38,539
End of Period	$295,707
TREASURY STOCK
Beginning of Period	$—	—
Purchase	(17,446)	(517)
End of Period	$(17,446)	(517)
TOTAL SHAREHOLDERS’ EQUITY
Beginning of Period	$300,225

End of Period	$329,371	19,479	9,561

On February 24, 2016, the Company’s Board of Directors authorized the repurchase of up to $50 million of common stock (the “Buyback Program”). The Buyback Program allows the Company to purchase shares of its common stock in accordance with applicable securities laws on the open market or through privately negotiated transactions. The Buyback Program may be suspended or discontinued at any time. Under this program the Company has repurchased approximately 517,000 shares for $17.5 million.

10) Earnings Per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Weighted Average Shares - Basic	29,199	29,203	28,925	29,274
Net Effect of Dilutive Stock Options	937	970	883	876
Weighted Average Shares - Diluted	30,136	30,173	29,808	30,150
The above information has been adjusted to reflect the impact of the three-for-twenty Class B stock distribution to shareholders of record on October 11, 2016.
Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted earnings per share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. The number of common shares covered by out-of-the-money stock options at October 1, 2016 was approximately 41,000 shares.
11) Accumulated Other Comprehensive Loss and Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

(In thousands)	October 1, 2016	December 31, 2015
Foreign Currency Translation Adjustments	$(6,617)	$(7,971)
Retirement Liability Adjustment – Before Tax	(10,310)	(10,912)
Tax Benefit	3,609	3,819
Retirement Liability Adjustment – After Tax	(6,701)	(7,093)
Accumulated Other Comprehensive Loss	$(13,318)	$(15,064)
The components of other comprehensive income (loss) are as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Foreign Currency Translation Adjustments	$1,354	$(3,410)	$49	$(196)
Retirement Liability Adjustments:
Reclassifications to General and Administrative Expense:
Amortization of Prior Service Cost	329	390	110	130
Amortization of Net Actuarial Losses	273	356	90	119
Tax Benefit	(210)	(262)	(70)	(88)
Retirement Liability Adjustment	392	484	130	161
Other Comprehensive Income (Loss)	$1,746	$(2,926)	$179	$(35)

12) Supplemental Retirement Plan and Related Post Retirement Benefits
The Company has two non-qualified supplemental retirement defined benefit plans (“SERP” and “SERP II”) for certain executive officers. The following table sets forth information regarding the net periodic pension cost for the plans.

	Nine Months Ended		Three Months Ended
(In thousands)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Service Cost	$130	$145	$43	$49
Interest Cost	675	633	225	211
Amortization of Prior Service Cost	310	371	103	123
Amortization of Net Actuarial Losses	257	336	86	113
Net Periodic Cost	$1,372	$1,485	$457	$496
Participants in the SERP are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The following table sets forth information regarding the net periodic cost recognized for those benefits:

	Nine Months Ended		Three Months Ended
(In thousands)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Service Cost	$4	$3	$1	$1
Interest Cost	30	30	10	10
Amortization of Prior Service Cost	19	19	7	7
Amortization of Net Actuarial Losses	16	20	4	6
Net Periodic Cost	$69	$72	$22	$24
13) Sales to Major Customers
The Company has a significant concentration of business with two major customers, each in excess of 10% of consolidated sales. The loss of either of these customers would significantly, negatively impact our sales and earnings.
Sales to these two customers represented 21% and 15% of consolidated sales for the nine months ended and 21% and 15% for the three months ended October 1, 2016. Sales to these customers were in the Aerospace segment. Accounts receivable from these customers at October 1, 2016 was approximately $35.9 million. Sales to these two customers represented 21% and 13% of consolidated sales for the nine months ended October 3, 2015 and 19% and 12% for the three months ended October 3, 2015.
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

On February 6, 2015, the Regional State Court of Mannheim, Germany rendered its decision that the patent was infringed. The judgment does not require AES to recall products which are already installed in aircraft or have been sold to other end users.  On July 15, 2015, Lufthansa advised AES of their intention to enforce the accounting provisions of the decision, which required AES to provide certain financial information regarding sales of the infringing product to enable Lufthansa to make an estimate of requested damages. Additionally, if Lufthansa provides the required bank guarantee specified in the decision, the Company may be required to offer a recall of products which are in the distribution channels in Germany. No such bank guarantee has been issued to date.

The Company appealed and believes it has valid defenses to refute the decision. The appeal was heard on October 12, 2016 at the Higher Regional Court of Karlsruhe. Should that ruling be unfavorable, the Company may choose to appeal to the Federal Supreme Court. The enforcement of the accounting provision of the decision, as discussed above, has no impact on the appeals process. As a result, we do not currently have sufficient information to provide an estimate of AES’s potential exposure related to this matter. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to this litigation as of October 1, 2016.  The Court is scheduled to issue its decision on November 9, 2016.

On November 26, 2014, Lufthansa filed a complaint in the United States District for the Western District of Washington. Lufthansa’s complaint in this action alleges that AES manufactures, uses, sells and offers for sale a power supply system which infringes upon a U.S. patent held by Lufthansa. The patent at issue in the U.S. action is based on technology similar to that involved in the German action. On April 25, 2016, the Court issued its ruling on claim construction, holding that the sole independent claim in the patent is indefinite, rendering all claims in the patent indefinite. Based on this ruling, AES filed a motion for summary judgment on the grounds that the Court’s ruling that the patent is indefinite renders the patent invalid and unenforceable. On July 20, 2016 the U.S. District Court granted the motion for summary judgment and issued an order dismissing all claims against AES with prejudice. Lufthansa has filed an appeal with the United States Court of Appeals for the Federal Circuit. The Company believes that it has valid defenses to Lufthansa’s claims and will vigorously contest the appeal. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to this litigation as of October 1, 2016.

15) Segment Information
Below are the sales and operating profit by segment for the three and nine months ended October 1, 2016 and October 3, 2015 and a reconciliation of segment operating profit to income before income taxes. Operating profit is net sales less cost of products sold and other operating expenses excluding interest and corporate expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment.

	Nine Months Ended		Three Months Ended
(Dollars in thousands)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Sales
Aerospace	$406,356	$413,250	$125,179	$138,728
Less Intersegment Sales	(367)	—	—	—
Total Aerospace Sales	405,989	413,250	125,179	138,728

Test Systems	$73,066	$121,744	$29,920	$61,417
Less Intersegment Sales	—	(55)	—	—
Total Test Systems Sales	73,066	121,689	29,920	61,417
Total Consolidated Sales	$479,055	$534,939	$155,099	$200,145
Operating Profit and Margins
Aerospace	$61,099	$66,728	$17,557	$23,055
	15.0%	16.1%	14.0%	16.6%
Test Systems	6,524	24,618	3,240	16,980
	8.9%	20.2%	10.8%	27.6%
Total Operating Profit	67,623	91,346	20,797	40,035
	14.1%	17.1%	13.4%	20.0%
Deductions from Operating Profit
Interest Expense, Net of Interest Income	3,246	3,600	1,103	1,243
Corporate Expenses and Other	9,888	8,518	3,272	2,905
Income Before Income Taxes	$54,489	$79,228	$16,422	$35,887
Total Assets:

(In thousands)	October 1, 2016	December 31, 2015
Aerospace	$510,064	$510,884
Test Systems	88,457	64,934
Corporate	20,907	33,425
Total Assets	$619,428	$609,243
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
On a Recurring Basis:
A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The financial liabilities carried at fair value measured on a recurring basis consisted of contingent consideration related to certain prior acquisitions, valued at zero at October 1, 2016 and December 31, 2015, determined using Level 3 inputs.

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
Due to their short-term nature, the carrying value of cash and equivalents, accounts receivable, accounts payable, and notes payable approximate fair value. The carrying value of the Company’s variable rate long-term debt instruments also approximates fair value due to the variable rate feature of these instruments. As of October 1, 2016, the Company concluded that no indicators of impairment relating to intangible assets or goodwill existed and an interim test was not performed.

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

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Nine Months Ended		Three Months Ended
(Dollars in thousands)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Sales	$479,055	$534,939	$155,099	$200,145
Gross Profit (sales less cost of products sold)	$122,981	$149,041	$38,663	$59,427
Gross Margin	25.7%	27.9%	24.9%	29.7%
Selling, General and Administrative Expenses	$65,246	$66,213	$21,138	$22,297
SG&A Expenses as a Percentage of Sales	13.6%	12.4%	13.6%	11.1%
Interest Expense, Net of Interest Income	$3,246	$3,600	$1,103	$1,243
Effective Tax Rate	29.3%	33.0%	26.5%	31.2%
Net Income	$38,539	$53,067	$12,074	$24,694
A discussion by segment can be found at “Segment Results of Operations and Outlook” in this MD&A.
CONSOLIDATED THIRD QUARTER RESULTS
Consolidated sales were down $45.0 million from the same period last year. Aerospace segment sales of $125.2 million were down $13.5 million and Test Systems segment sales of $29.9 million were down $31.5 million.
Consolidated cost of products sold in the third quarter decreased $24.3 million to $116.4 million from $140.7 million for the same period last year, primarily due to lower sales volume. Engineering and development (“E&D”) costs were $22.2 million in the third quarter of 2016, down slightly from $22.5 million of E&D costs in last year’s third quarter. As a percent of sales, E&D was 14.3% and 11.3% in the third quarters of 2016 and 2015, respectively.
Selling, general and administrative (“SG&A”) expenses decreased $1.2 million compared with the 2015 third quarter, due primarily to lower commissions on lower sales volumes in the third quarter of 2016 compared with 2015.
The effective tax rate for the third quarter was 26.5%, compared with 31.2% in the third quarter of 2015. The tax rate in the third quarter of 2016 was favorably impacted by the permanent reinstatement of the federal research and development tax credit in the fourth quarter of 2015.
Net income for the 2016 third quarter was $12.1 million compared with $24.7 million in the prior-year period. Diluted earnings per share for the 2016 third quarter were $0.41 compared with $0.82 in the prior-year period.
CONSOLIDATED YEAR-TO-DATE RESULTS
Consolidated sales for the first nine months of 2016 decreased by $55.9 million, or 10.4%, to $479.1 million. Aerospace segment sales were down 1.8% year-over-year to $406.0 million, while Test Systems segment sales were down 40.0% to $73.1 million.
Consolidated costs of products sold decreased $29.8 million to $356.1 million from $385.9 million in the first nine months of 2015. The decrease was the result of lower sales volume. E&D costs were $67.5 million in the first nine months of 2016, up slightly from $66.1 million of E&D costs in the first nine months of 2015. As a percent of sales, E&D was 14.1% and 12.4% in the first nine months of 2016 and 2015, respectively.
SG&A expenses were $65.2 million, or 13.6% of sales, in the first nine months of 2016 compared with $66.2 million, or 12.4% of sales, in the same period last year. The first nine months of 2015 benefited from a $1.6 million reduction to the contingent consideration liability related to prior acquisitions. Lower SG&A expenses were due primarily to reduced commissions resulting from lower volumes.
The effective tax rate for the first nine months of 2016 was 29.3%, compared with 33.0% in the first nine months of 2015. The tax rate in the first nine months of 2016 was favorably impacted by the permanent reinstatement of the federal research and development tax credit in the fourth quarter of 2015.
Net income for the first nine months of 2016 totaled $38.5 million, or $1.28 per diluted share.

During the third quarter, the Company repurchased approximately 157,000 shares at an aggregate cost of $5.3 million under its share repurchase program. Since the inception of the program in February 2016, the Company has repurchased approximately 517,000 shares at an aggregate cost of $17.5 million.
CONSOLIDATED OUTLOOK
Consolidated sales in 2016 are forecasted to be in the range of $635 million to $645 million. Approximately $539 million to $545 million of revenue is expected from the Aerospace segment. Expectations for Test Systems segment revenue in 2016 remains relatively unchanged at approximately $96 million to $100 million.
Consolidated backlog at October 1, 2016 was $275.2 million, of which $121.9 million is expected to ship in 2016.
The effective tax rate for 2016 is expected to be approximately 29% to 31%.
Capital equipment spending in 2016 is planned to be in the range of $15 million to $17 million. E&D costs are expected to be similar to 2015.
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

AEROSPACE SEGMENT

	Nine Months Ended		Three Months Ended
(In thousands)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Sales
Aerospace	$406,356	$413,250	$125,179	$138,728
Less Intersegment Sales	(367)	—	—	—
Total Aerospace Sales	$405,989	$413,250	$125,179	$138,728
Operating Profit	$61,099	$66,728	$17,557	$23,055
Operating Margin	15.0%	16.1%	14.0%	16.6%

Aerospace Sales by Market
(In thousands)
Commercial Transport	$331,174	$342,839	$101,355	$115,016
Military	39,932	31,929	13,679	12,102
Business Jet	20,365	25,196	6,133	8,043
Other	14,518	13,286	4,012	3,567
	$405,989	$413,250	$125,179	$138,728
Aerospace Sales by Product Line
(In thousands)
Electrical Power & Motion	$219,215	$208,578	$68,259	$71,164
Lighting & Safety	121,520	119,949	38,975	39,965
Avionics	22,684	41,628	5,866	12,598
Systems Certification	12,577	16,465	2,580	6,120
Structures	15,475	12,418	5,487	4,388
Other	14,518	14,212	4,012	4,493
	$405,989	$413,250	$125,179	$138,728

(In thousands)	October 1, 2016	December 31, 2015
Total Assets	$510,064	$510,884
Backlog	$233,443	$212,651

AEROSPACE THIRD QUARTER RESULTS
Aerospace segment sales decreased by $13.5 million, or 9.8%, when compared with the prior year’s third quarter to $125.2 million.
The majority of the reduction in Aerospace sales was with Avionics products. Avionics declined $6.7 million, largely due to lower sales of satellite antenna systems, which have new products in the certification process, and in-flight entertainment/cabin management systems for VVIP aircraft, which has been impacted by the decline in the global oil and gas industry, primarily in the Middle East. Additionally, Systems Certification sales declined $3.5 million on lower project activity. Electrical Power & Motion sales declined $2.9 million, as lower sales of in-seat power products were partially offset by an improvement in sales of seat motion products.
Aerospace operating profit for the third quarter of 2016 was $17.6 million, or 14.0% of sales, compared with $23.1 million, or 16.6% of sales, in the same period last year. The decrease in operating profit was the result of lower volumes. Aerospace E&D costs were $18.9 million in the quarter compared with $19.3 million in the same period last year.
Aerospace orders in the third quarter of 2016 were $122.8 million, compared with orders of $129.8 million in the 2015 third quarter. The Aerospace segment book to bill ratio for the quarter was 0.98.

AEROSPACE YEAR-TO-DATE RESULTS
Aerospace segment sales decreased by $7.3 million, or 1.8%, when compared with the prior year’s first nine months to $406.0 million.
Electrical Power & Motion sales grew $10.6 million, or 5.1%, largely driven by higher sales of in-seat power products and seat motion products, which were up $7.2 million and $4.9 million, respectively. Sales of Structures products were up $3.1 million and Lighting & Safety products were up $1.6 million. These increases were offset by an $18.9 million decline in Avionics products, which was largely due to lower sales of satellite antenna systems and lower VVIP in-flight entertainment/cabin management systems, and a $3.9 million decrease in System Certification sales.
Aerospace operating profit for the first nine months of 2016 was $61.1 million, or 15.0% of sales, compared with $66.7 million, or 16.1% of sales, in the same period last year. The decrease in operating profit was the result of lower volume, coupled with higher E&D costs and a general increase in operating costs. E&D costs for Aerospace were $58.3 million and $57.3 million in the first nine months of 2016 and 2015, respectively. Aerospace SG&A expense increased $1.1 million in the first nine months of 2016 as compared with 2015. The first nine months of 2015 included inventory step-up costs of $1.0 million that reduced normal operating margins for that period.
AEROSPACE OUTLOOK
We expect 2016 sales for our Aerospace segment to be in the range of $539 million to $545 million. The Aerospace segment’s backlog at the end of the third quarter of 2016 was $233.4 million with approximately $104.3 million expected to be shipped over the remaining part of 2016 and $206.4 million is expected to ship over the next 12 months.
TEST SYSTEMS SEGMENT

	Nine Months Ended		Three Months Ended
(In thousands)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Sales	$73,066	$121,744	$29,920	$61,417
Less Intersegment Sales	—	(55)	—	—
Net Sales	$73,066	$121,689	$29,920	$61,417
Operating profit (loss)	$6,524	$24,618	$3,240	$16,980
Operating Margin	8.9%	20.2%	10.8%	27.6%

Test Systems Sales by Market
(In thousands)
Semiconductor	$33,863	$86,224	$16,878	$49,966
Aerospace & Defense	39,203	35,465	13,042	11,451
	$73,066	$121,689	$29,920	$61,417

(In thousands)	October 1, 2016	December 31, 2015
Total Assets	$88,457	$64,934
Backlog	$41,784	$61,713

TEST SYSTEMS THIRD QUARTER RESULTS
Sales in the third quarter of 2016 decreased approximately $31.5 million to $29.9 million compared with the same period in 2015, a decrease of 51.3%. Sales to the Semiconductor market decreased $33.1 million compared with the same period in 2015, which was partially offset by increased sales of $1.6 million to the Aerospace & Defense market.
Operating profit was $3.2 million, or 10.8% of sales, compared with $17.0 million or 27.6% of sales in last year’s third quarter. E&D costs remained relatively consistent at $3.3 million and $3.2 million in the third quarters of 2016 and 2015, respectively.
Orders for the Test Systems segment in the quarter were $13.7 million, down $1.7 million, or 10.8%, over the prior year period.

TEST SYSTEMS YEAR-TO-DATE RESULTS
Sales in the first nine months of 2016 decreased 40.0% to $73.1 million compared with sales of $121.7 million for the same period in 2015, due to lower shipments to the Semiconductor market. Sales to the Semiconductor market decreased $52.3 million compared with the same period in 2015, which was partially offset by increased sales of $3.7 million to the Aerospace & Defense market.
Operating profit was $6.5 million, or 8.9% of sales, compared with $24.6 million, or 20.2% of sales, in the first nine months of 2015. E&D costs were $9.2 million in the first nine months of 2016 compared with $8.8 million in the prior year period.
TEST SYSTEMS OUTLOOK
We expect sales for the Test Systems segment for 2016 to be in the range of $96 million to $100 million. The Test Systems segment’s backlog at the end of the third quarter of 2016 was $41.8 million with approximately $17.6 million expected to be shipped over the remaining part of 2016 and approximately $36.1 million scheduled to ship over the next 12 months.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities:
Cash provided by operating activities totaled $25.2 million for the first nine months of 2016, as compared with $43.2 million during the same period in 2015. Cash flow from operating activities increased primarily due to the impact of decreases in net income and net operating assets for the first nine months of 2016 when compared with the first nine months of 2015.
Investing Activities:
Cash used for investing activities was $11.5 million for the first nine months of 2016 compared with $71.1 million used in the same period of 2015. Cash used for capital expenditures was $9.9 million in the first nine months of 2016 compared with $15.9 million in the prior year period. The Company expects capital spending in 2016 to be in the range of $15 million to $17 million. Cash used for the acquisition of Armstrong in January 2015 was $52.6 million.
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
The Company's Credit Agreement consists of a $350 million revolving credit line with the option to increase the line by up to $150 million. On January 13, 2016, the Company amended the Agreement to add a new lender and extend the maturity date of the credit facility from September 26, 2019 to January 13, 2021. At October 1, 2016 there was $151.0 million outstanding on the revolving credit facility and there remains $197.9 million available, net of outstanding letters of credit. The credit facility allocates up to $20 million of the $350 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. At October 1, 2016, outstanding letters of credit totaled $1.1 million.
The maximum permitted leverage ratio of funded debt to Adjusted EBITDA (as defined in the Agreement) is 3.5 to 1, increasing to 4.0 to 1 for up to two fiscal quarters following the closing of an acquisition permitted under the Agreement. The Company will pay interest on the unpaid principal amount of the facility at a rate equal to one-, three- or six-month LIBOR plus between 137.5 basis points and 225 basis points based upon the Company’s leverage ratio. The Company will also pay a commitment fee to the lenders in an amount equal to between 17.5 basis points and 35 basis points on the undrawn portion of the credit facility, based upon the Company’s leverage ratio. The Company must also maintain a minimum interest coverage ratio (Adjusted EBITDA to interest expense) of 3.0 to 1 for the term of the Agreement. The Company’s interest coverage ratio was 29.9 to 1 at October 1, 2016. The Company’s leverage ratio was 1.52 to 1 at October 1, 2016.

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
BACKLOG
The Company’s backlog at October 1, 2016 was $275.2 million compared with $274.4 million at December 31, 2015 and $297.0 million at October 3, 2015.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Market Risk in Item 2, above.

Item 4. Controls and Procedures

a)
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 1, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 1, 2016.

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

On February 6, 2015, the Regional State Court of Mannheim, Germany rendered its decision that the patent was infringed. The judgment does not require AES to recall products which are already installed in aircraft or have been sold to other end users.  On July 15, 2015, Lufthansa advised AES of their intention to enforce the accounting provisions of the decision, which required AES to provide certain financial information regarding sales of the infringing product to enable Lufthansa to make an estimate of requested damages. Additionally, if Lufthansa provides the required bank guarantee specified in the decision, the Company may be required to offer a recall of products which are in the distribution channels in Germany. No such bank guarantee has been issued to date.

The Company appealed and believes it has valid defenses to refute the decision. The appeal was heard on October 12, 2016 at the Higher Regional Court of Karlsruhe. Should that ruling be unfavorable, the Company may choose to appeal to the Federal Supreme Court. The enforcement of the accounting provision of the decision, as discussed above, has no impact on the appeals process. As a result, we do not currently have sufficient information to provide an estimate of AES’s potential exposure related to this matter. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to this litigation as of October 1, 2016.  The Court is scheduled to issue its decision on November 9, 2016.

On November 26, 2014, Lufthansa filed a complaint in the United States District for the Western District of Washington. Lufthansa’s complaint in this action alleges that AES manufactures, uses, sells and offers for sale a power supply system which infringes upon a U.S. patent held by Lufthansa. The patent at issue in the U.S. action is based on technology similar to that involved in the German action. On April 25, 2016, the Court issued its ruling on claim construction, holding that the sole independent claim in the patent is indefinite, rendering all claims in the patent indefinite. Based on this ruling, AES filed a motion for summary judgment on the grounds that the Court’s ruling that the patent is indefinite renders the patent invalid and unenforceable. On July 20, 2016 the U.S. District Court granted the motion for summary judgment and issued an order dismissing all claims against AES with prejudice. Lufthansa has filed an appeal with the United States Court of Appeals for the Federal Circuit. The Company believes that it has valid defenses to Lufthansa’s claims and will vigorously contest the appeal. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to this litigation as of October 1, 2016.
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

Item 2. Unregistered sales of equity securities and use of proceeds
(c) The following table summarizes our purchases of our common stock for the quarter ended October 1, 2016.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that may yet be Purchased Under the Program (1)
July 3, 2016 - October 1, 2016	157,287	$33.64	517,401	$32,554,000

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

ASTRONICS CORPORATION
(Registrant)
Date:	November 8, 2016	By:	/s/ David C. Burney
David C. Burney Executive Vice President and Chief Financial Officer (Principal Financial Officer)