Form 10-Q
period 2017-04-01
ASTRONICS CORP
filed 2017-05-05
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 1, 2017
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

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a)
of the Exchange Act. ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 1, 2017, 28,997,779 shares of common stock were outstanding consisting of 21,620,225 shares of common stock ($.01 par value) and 7,377,554 shares of Class B common stock ($.01 par value).

Part I – Financial Information
Item 1. Financial Statements
ASTRONICS CORPORATION
Consolidated Condensed Balance Sheets
April 1, 2017 with Comparative Figures for December 31, 2016
(In thousands)

	April 1, 2017	December 31, 2016
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$10,763	$17,901
Accounts Receivable, Net of Allowance for Doubtful Accounts	112,781	109,415
Inventories	122,184	116,597
Prepaid Expenses and Other Current Assets	10,674	11,160
Total Current Assets	256,402	255,073
Property, Plant and Equipment, Net of Accumulated Depreciation	122,159	122,812
Other Assets	13,902	13,149
Intangible Assets, Net of Accumulated Amortization	95,529	98,103
Goodwill	115,294	115,207
Total Assets	$603,286	$604,344
Current Liabilities:
Current Maturities of Long-term Debt	$2,582	$2,636
Accounts Payable	29,506	25,070
Accrued Expenses and Other Current Liabilities	30,100	35,686
Customer Advance Payments and Deferred Revenue	20,937	23,168
Total Current Liabilities	83,125	86,560
Long-term Debt	138,914	145,484
Other Liabilities	35,147	34,851
Total Liabilities	257,186	266,895
Shareholders’ Equity:
Common Stock	297	297
Accumulated Other Comprehensive Loss	(14,968)	(15,494)
Other Shareholders’ Equity	360,771	352,646
Total Shareholders’ Equity	346,100	337,449
Total Liabilities and Shareholders’ Equity	$603,286	$604,344
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Operations
Three Months Ended April 1, 2017 With Comparative Figures for 2016
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	April 1, 2017	April 2, 2016
Sales	$152,396	$159,530
Cost of Products Sold	114,079	120,047
Gross Profit	38,317	39,483
Selling, General and Administrative Expenses	21,693	21,884
Income from Operations	16,624	17,599
Interest Expense, Net of Interest Income	1,133	1,087
Income Before Income Taxes	15,491	16,512
Provision for Income Taxes	3,904	5,027
Net Income	$11,587	$11,485
Earnings Per Share:
Basic	$0.40	$0.39
Diluted	$0.38	$0.38
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Comprehensive Income
Three Months Ended April 1, 2017 With Comparative Figures for 2016
(Unaudited)
(In thousands)

	Three Months Ended
	April 1, 2017	April 2, 2016
Net Income	$11,587	$11,485
Other Comprehensive Income:
Foreign Currency Translation Adjustments	395	1,816
Retirement Liability Adjustment – Net of Tax	131	131
Other Comprehensive Income	526	1,947
Comprehensive Income	$12,113	$13,432
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Cash Flows
Three Months Ended April 1, 2017
With Comparative Figures for 2016
(Unaudited)
(In thousands)

	Three Months Ended
	April 1, 2017	April 2, 2016
Cash Flows From Operating Activities:
Net Income	$11,587	$11,485
Adjustments to Reconcile Net Income to Cash Provided By Operating Activities:
Depreciation and Amortization	6,298	6,546
Provisions for Non-Cash Losses on Inventory and Receivables	535	563
Stock Compensation Expense	656	597
Deferred Tax Benefit	(516)	(468)
Other	(291)	119
Cash Flows from Changes in Operating Assets and Liabilities:
Accounts Receivable	(3,268)	(10,384)
Inventories	(5,957)	(3,117)
Accounts Payable	4,397	2,755
Accrued Expenses	(8,477)	(8,522)
Other Current Assets and Liabilities	(942)	214
Customer Advanced Payments and Deferred Revenue	(2,072)	(3,831)
Income Taxes	4,038	4,245
Supplemental Retirement and Other Liabilities	382	341
Cash Provided By Operating Activities	6,370	543
Cash Flows From Investing Activities:
Capital Expenditures	(2,767)	(2,450)
Cash Used For Investing Activities	(2,767)	(2,450)
Cash Flows From Financing Activities:
Proceeds from Long-term Debt	—	10,000
Payments for Long-term Debt	(6,657)	(7,604)
Purchase of Outstanding Shares for Treasury	(4,413)	(4,261)
Debt Acquisition Costs	—	(164)
Proceeds from Exercise of Stock Options	295	451
Income Tax Benefit from Exercise of Stock Options	—	529
Cash Used For Financing Activities	(10,775)	(1,049)
Effect of Exchange Rates on Cash	34	186
Decrease in Cash and Cash Equivalents	(7,138)	(2,770)
Cash and Cash Equivalents at Beginning of Period	17,901	18,561
Cash and Cash Equivalents at End of Period	$10,763	$15,791
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Notes to Consolidated Condensed Financial Statements
April 1, 2017
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
All 2016 share quantities and per share data reported have been restated to reflect the impact of the three-for-twenty Class B stock distribution to shareholders of record on October 11, 2016.
Operating Results
The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the three months ended April 1, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
For further information, refer to the financial statements and footnotes thereto included in Astronics Corporation’s 2016 annual report on Form 10-K.
Description of the Business
Astronics Corporation (“Astronics” or the “Company”) is a leading supplier of products to the global aerospace, defense, electronics and semiconductor industries. Our products and services include advanced, high-performance electrical power generation, distribution and motion systems, lighting & safety systems, avionics products, aircraft structures, systems certification, automated test systems and other products.
We have operations in the United States (“U.S.”), Canada and France. We design and build our products through our wholly owned subsidiaries Armstrong Aerospace, Inc. (“Armstrong”); Astronics Advanced Electronic Systems Corp. (“AES”); Astronics AeroSat Corporation (“AeroSat”); Ballard Technology, Inc. (“Ballard”); Astronics DME LLC (“DME”); Luminescent Systems, Inc. (“LSI”); Luminescent Systems Canada, Inc. (“LSI Canada”); Max-Viz, Inc. (“Max-Viz”); Peco, Inc. (“Peco”); PGA Electronic s.a. (“PGA”) and Astronics Test Systems, Inc. (“ATS”). On April 3, 2017, Astronics Custom Control Concepts Inc. ("CCC") acquired all of the assets and certain liabilities of Custom Control Concepts LLC.
Cost of Products Sold, Engineering and Development and Selling, General and Administrative Expenses
Cost of products sold includes the costs to manufacture products such as direct materials and labor and manufacturing overhead as well as all engineering and development costs. The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. These costs are expensed when incurred and included in cost of products sold. Research and development, design and related engineering amounted to $22.9 million and $23.3 million for the three months ended April 1, 2017 and April 2, 2016, respectively. Selling, general and administrative expenses include costs primarily related to our sales and marketing departments and administrative departments. Interest expense is shown net of interest income. Interest income was insignificant for the three months ended April 1, 2017 and April 2, 2016.
Foreign Currency Translation

The aggregate transaction gain or loss included in operations was insignificant for the three months ended April 1, 2017 and April 2, 2016.

Accounting Pronouncements Adopted in 2017

On January 1, 2017, the Company adopted Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting. Prospectively, beginning January 1, 2017, excess tax benefits/deficiencies are reflected as income tax benefit/expense in the statement of income, resulting in a $0.3 million tax benefit in the quarter ended April 1, 2017. The extent of excess tax benefits/deficiencies is subject to variation in the Company’s stock price and timing/extent of employee stock option exercises. Under previous accounting guidance, when a share-based payment award such as a stock option was granted to an employee, the fair value of the award was generally recognized over the vesting period. However, the related deduction from taxes payable was based on the award’s intrinsic value at the time of exercise, which could be either greater (creating an excess tax benefit) or less (creating a tax deficiency) than the compensation cost recognized in the financial statements. Excess tax benefits were recognized in additional paid-in capital (“APIC”) within equity, while deficiencies were first recorded to APIC to the extent previously recognized excess tax benefits exist, after which time deficiencies were recorded to income tax expense. The Company’s adoption of this ASU also resulted in associated excess tax benefits being classified as an operating activity in the same manner as other cash flows related to income taxes in the statement of cash flows prospectively beginning January 1, 2017. Based on the adoption methodology applied, the statement of cash flows classification of prior periods has not changed.  As permitted by the ASU, the Company has elected to account for forfeitures as they occur.  None of the other provisions in this amended guidance had a significant impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. This ASU is effective prospectively to annual and interim impairment tests beginning after December 15, 2019, with early adoption permitted. The adoption of ASU 2017-04 on January 1, 2017 had no impact on the financial statements as of or for the three months ended April 1, 2017, as there was no impairment analysis performed during the period.

2) Inventories
Inventories are as follows:

(In thousands)	April 1, 2017	December 31, 2016
Finished Goods	$29,095	$28,792
Work in Progress	27,723	20,790
Raw Material	65,366	67,015
	$122,184	$116,597
3) Property, Plant and Equipment
The following table summarizes Property, Plant and Equipment as follows:

(In thousands)	April 1, 2017	December 31, 2016
Land	$11,123	$11,112
Buildings and Improvements	79,318	79,191
Machinery and Equipment	95,653	93,683
Construction in Progress	8,964	8,182
	195,058	192,168
Less Accumulated Depreciation	72,899	69,356
	$122,159	$122,812

4) Intangible Assets
The following table summarizes acquired intangible assets as follows:

		April 1, 2017		December 31, 2016
(In thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	4 Years	$2,146	$1,497	$2,146	$1,450
Non-compete Agreement	3 Years	2,500	1,104	2,500	979
Trade Names	7 Years	10,199	3,387	10,189	3,153
Completed and Unpatented Technology	6 Years	24,135	9,830	24,118	9,221
Backlog	-	11,224	11,224	11,224	11,224
Customer Relationships	11 Years	97,075	24,708	97,046	23,093
Total Intangible Assets	6 Years	$147,279	$51,750	$147,223	$49,120
All acquired intangible assets other than goodwill and one trade name are being amortized. Amortization expense for acquired intangibles is summarized as follows:

	Three Months Ended
(In thousands)	April 1, 2017	April 2, 2016
Amortization Expense	$2,618	$2,808
Amortization expense for acquired intangible assets expected for 2017 and for each of the next five years is summarized as follows:

(In thousands)
2017	$10,450
2018	10,133
2019	9,754
2020	9,198
2021	9,152
2022	8,756
5) Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the three months ended April 1, 2017:

(In thousands)	December 31, 2016	Acquisition	Foreign Currency Translation	April 1, 2017
Aerospace	$115,207	$—	$87	$115,294
Test Systems	—	—	—	—
	$115,207	$—	$87	$115,294
6) Long-term Debt and Notes Payable
The Company’s obligations under the Credit Agreement as amended are jointly and severally guaranteed by each domestic subsidiary of the Company other than a non-material subsidiary. The obligations are secured by a first priority lien on substantially all of the Company’s and the guarantors’ assets.
The Company's Credit Agreement consists of a $350 million revolving credit line with the option to increase the line by up to $150 million. On January 13, 2016, the Company amended the Agreement to add a new lender and extend the maturity date of the credit facility from September 26, 2019 to January 13, 2021. At April 1, 2017, there was $130.0 million outstanding on the revolving credit facility and there remains $218.9 million available, net of outstanding letters of credit. The credit facility allocates up to $20 million of the $350 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. At April 1, 2017, outstanding letters of credit totaled $1.1 million.
The maximum permitted leverage ratio of funded debt to Adjusted EBITDA (as defined in the Agreement) is 3.5 to 1, increasing to 4.0 to 1 for up to two fiscal quarters following the closing of an acquisition permitted under the Agreement. The Company will pay interest on the unpaid principal amount of the facility at a rate equal to one-, three- or six-month LIBOR plus between 137.5 basis points and 225 basis points based upon the Company’s leverage ratio. The Company will also pay a commitment fee to the lenders in an amount equal to between 17.5 basis points and 35 basis points on the undrawn portion of the credit facility, based upon the Company’s leverage ratio. The Company must also maintain a minimum interest coverage ratio (Adjusted EBITDA to interest expense) of 3.0 to 1 for the term of the Agreement. The Company’s interest coverage ratio was 28.6 to 1 at April 1, 2017. The Company’s leverage ratio was 1.34 to 1 at April 1, 2017.
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
7) Product Warranties
In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship typically over periods ranging from 12 to 60 months. The Company determines warranty reserves needed by product line based on experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended
(In thousands)	April 1, 2017	April 2, 2016
Balance at Beginning of Period	$4,675	$5,741
Warranties Issued	467	661
Warranties Settled	(707)	(885)
Reassessed Warranty Exposure	(78)	(395)
Balance at End of Period	$4,357	$5,122
8) Income Taxes
The effective tax rates were approximately 25.2% and 30.4% for the three months ended April 1, 2017 and April 2, 2016, respectively. The first quarter 2017 tax rate was favorably impacted relative to the statutory rate by excess tax benefits associated with the exercise of stock options, decreases in foreign tax rates, and from the federal research and development tax credit.

9) Shareholders’ Equity
The changes in shareholders’ equity for the three months ended April 1, 2017 are summarized as follows:

		Number of Shares
(Dollars and Shares in thousands)	Amount	Common Stock	Convertible Class B Stock
Shares Authorized		40,000	15,000
Share Par Value		$0.01	$0.01
COMMON STOCK
Beginning of Period	$297	21,955	7,665
Conversion of Class B Shares to Common Shares	—	320	(320)
Exercise of Stock Options	—	16	33
End of Period	$297	22,291	7,378
ADDITIONAL PAID IN CAPITAL
Beginning of Period	$64,752
Stock Compensation Expense	656
Exercise of Stock Options	295
End of Period	$65,703
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of Period	$(15,494)
Foreign Currency Translation Adjustment	395
Retirement Liability Adjustment – Net of Tax	131
End of Period	$(14,968)
RETAINED EARNINGS
Beginning of Period	$305,512
Net Income	11,587
End of Period	$317,099
TREASURY STOCK
Beginning of Period	$(17,618)	(523)
Purchase	(4,413)	(148)
End of Period	$(22,031)	(671)
TOTAL SHAREHOLDERS’ EQUITY
Beginning of Period	$337,449

End of Period	$346,100	21,620	7,378

On February 24, 2016, the Company’s Board of Directors authorized the repurchase of up to $50 million of common stock (the “Buyback Program”). The Buyback Program allows the Company to purchase shares of its common stock in accordance with applicable securities laws on the open market or through privately negotiated transactions. The Buyback Program may be suspended or discontinued at any time. Under this program, the Company has repurchased approximately 671,000 shares for $22.0 million.

10) Earnings Per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended
(In thousands)	April 1, 2017	April 2, 2016
Weighted Average Shares - Basic	29,102	29,395
Net Effect of Dilutive Stock Options	1,080	964
Weighted Average Shares - Diluted	30,182	30,359
The 2016 information above has been adjusted to reflect the impact of the three-for-twenty Class B stock distribution to shareholders of record on October 11, 2016.
Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted earnings per share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. The number of common shares covered by out-of-the-money stock options at April 1, 2017 was approximately 474,000 shares.
11) Accumulated Other Comprehensive Loss and Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

(In thousands)	April 1, 2017	December 31, 2016
Foreign Currency Translation Adjustments	$(8,202)	$(8,597)
Retirement Liability Adjustment – Before Tax	(10,409)	(10,611)
Tax Benefit	3,643	3,714
Retirement Liability Adjustment – After Tax	(6,766)	(6,897)
Accumulated Other Comprehensive Loss	$(14,968)	$(15,494)
The components of other comprehensive income are as follows:

	Three Months Ended
(In thousands)	April 1, 2017	April 2, 2016
Foreign Currency Translation Adjustments	$395	$1,816
Retirement Liability Adjustments:
Reclassifications to General and Administrative Expense:
Amortization of Prior Service Cost	101	110
Amortization of Net Actuarial Losses	101	91
Tax Benefit	(71)	(70)
Retirement Liability Adjustment	131	131
Other Comprehensive Income	$526	$1,947

12) Supplemental Retirement Plan and Related Post Retirement Benefits
The Company has two non-qualified supplemental retirement defined benefit plans (“SERP” and “SERP II”) for certain executive officers. The following table sets forth information regarding the net periodic pension cost for the plans.

	Three Months Ended
(In thousands)	April 1, 2017	April 2, 2016
Service Cost	$46	$44
Interest Cost	224	225
Amortization of Prior Service Cost	97	104
Amortization of Net Actuarial Losses	93	86
Net Periodic Cost	$460	$459
Participants in the SERP are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The following table sets forth information regarding the net periodic cost recognized for those benefits:

	Three Months Ended
(In thousands)	April 1, 2017	April 2, 2016
Service Cost	$2	$1
Interest Cost	10	11
Amortization of Prior Service Cost	4	6
Amortization of Net Actuarial Losses	8	5
Net Periodic Cost	$24	$23
13) Sales to Major Customers
The Company has a significant concentration of business with two major customers, each in excess of 10% of consolidated sales. The loss of either of these customers would significantly, negatively impact our sales and earnings.
Sales to these two customers represented 24% and 18% of consolidated sales for the three months April 1, 2017. Sales to these customers were in the Aerospace segment. Accounts receivable from these customers at April 1, 2017 was approximately $39.8 million. Sales to these two customers represented 22% and 15% of consolidated sales for the three months ended April 2, 2016.
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

On February 6, 2015, the Regional State Court of Mannheim, Germany rendered its decision that the patent was infringed. The judgment does not require AES to recall products that are already installed in aircraft or have been sold to other end users.  On July 15, 2015, Lufthansa advised AES of their intention to enforce the accounting provisions of the decision, which required AES to provide certain financial information regarding sales of the infringing product to enable Lufthansa to make an estimate of requested damages. Additionally, if Lufthansa provides the required bank guarantee specified in the decision, the Company may be required to offer a recall of products that are in the distribution channels in Germany. No such bank guarantee has been issued to date. As of April 1, 2017, there are no products in the distribution channels in Germany.

The Company appealed to the Higher Regional Court of Karlsruhe.  On November 15, 2016, the Court issued its ruling and upheld the lower court’s decision.  The Company has submitted a petition to grant AES leave for appeal to the Federal Supreme Court. The Company believes it has valid defenses to refute the decision.  Should the Federal Supreme Court decide to hear the case, the appeal process is estimated to extend up to two years. We estimate AES’s potential exposure related to this matter to be approximately $1 million to $3 million. As loss exposure is not probable at this time, the Company has not recorded any liability with respect to this litigation as of April 1, 2017.

On November 26, 2014, Lufthansa filed a complaint in the United States District for the Western District of Washington. Lufthansa’s complaint in this action alleges that AES manufactures, uses, sells and offers for sale a power supply system that infringes upon a U.S. patent held by Lufthansa. The patent at issue in the U.S. action is based on technology similar to that involved in the German action. On April 25, 2016, the Court issued its ruling on claim construction, holding that the sole independent claim in the patent is indefinite, rendering all claims in the patent indefinite. Based on this ruling, AES filed a motion for summary judgment on the grounds that the Court’s ruling that the patent is indefinite renders the patent invalid and unenforceable. On July 20, 2016, the U.S. District Court granted the motion for summary judgment and issued an order dismissing all claims against AES with prejudice. Lufthansa has filed an appeal with the United States Court of Appeals for the Federal Circuit. The Company believes that it has valid defenses to Lufthansa’s claims and will vigorously contest the appeal. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to this litigation as of April 1, 2017.
15) Segment Information
Below are the sales and operating profit by segment for the three months ended April 1, 2017 and April 2, 2016 and a reconciliation of segment operating profit to income before income taxes. Operating profit is net sales less cost of products sold and other operating expenses excluding interest and corporate expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment.

	Three Months Ended
(Dollars in thousands)	April 1, 2017	April 2, 2016
Sales
Aerospace	$136,827	$138,649
Less Intersegment Sales	—	(340)
Total Aerospace Sales	136,827	138,309
Total Test Systems Sales	15,569	21,221
Total Consolidated Sales	$152,396	$159,530
Operating Profit and Margins
Aerospace	$19,754	$18,691
	14.4%	13.5%
Test Systems	318	2,210
	2.0%	10.4%
Total Operating Profit	20,072	20,901
	13.2%	13.1%
Deductions from Operating Profit
Interest Expense, Net of Interest Income	1,133	1,087
Corporate Expenses and Other	3,448	3,302
Income Before Income Taxes	$15,491	$16,512

Total Assets:

(In thousands)	April 1, 2017	December 31, 2016
Aerospace	$511,105	$500,892
Test Systems	74,138	76,575
Corporate	18,043	26,877
Total Assets	$603,286	$604,344
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

On a Recurring Basis:
A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The financial liabilities carried at fair value measured on a recurring basis consisted of contingent consideration related to a prior acquisition, valued at zero at December 31, 2016, determined using Level 3 inputs. This arrangement has expired and as of April 1, 2017 there are no financial liabilities carried at fair value measured on a recurring basis. There were no financial assets carried at fair value measured on a recurring basis at December 31, 2016 or April 1, 2017.

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
Due to their short-term nature, the carrying value of cash and equivalents, accounts receivable, accounts payable, and notes payable approximate fair value. The carrying value of the Company’s variable rate long-term debt instruments also approximates fair value due to the variable rate feature of these instruments. As of April 1, 2017, the Company concluded that no indicators of impairment relating to intangible assets or goodwill existed and an interim test was not performed.

17) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-9, Revenue from Contracts with Customers. This new standard is effective for reporting periods beginning after December 15, 2017, pursuant to the issuance of ASU 2015-14, Revenue from Contracts with Customers: Deferral of Effective Date issued in August 2015. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The Company will adopt the new standard on January 1, 2018, using the modified retrospective transition method.

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

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires employers to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses. The other components of net benefit cost, including amortization of prior service cost/credit and net actuarial gains/losses, and settlement and curtailment effects, are to be included in non-operating expenses. The ASU also stipulates that only the service cost component of net benefit cost is eligible for capitalization. The effective date for adoption of this guidance begins on January 1, 2018, with early adoption permitted. The Company is currently evaluating the effect that this standard will have on the consolidated financial statements.
18) Subsequent Events
Custom Control Concepts LLC
On April 3, 2017, Astronics Custom Control Concepts Inc., a wholly owned subsidiary of the Company acquired substantially all the assets and certain liabilities of Custom Control Concepts LLC (“CCC”), located in Kent, Washington. CCC is a provider of cabin management and in-flight entertainment systems for a range of aircraft. The total consideration for the transaction was approximately $11 million in cash. All of the goodwill and purchased intangible assets are expected to be deductible for tax purposes over 15 years. The purchase price allocation for this acquisition has not been finalized. CCC will be included in our Aerospace segment.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10-K for the year ended December 31, 2016.)
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
ACQUISITIONS
On April 3, 2017, Astronics Custom Control Concepts Inc., a wholly owned subsidiary of the Company acquired substantially all the assets and certain liabilities of Custom Control Concepts LLC (“CCC”), located in Kent, Washington. CCC is a provider of cabin management and in-flight entertainment (IFE) systems for a range of aircraft. The total consideration for the transaction was approximately $11 million in cash. CCC will be included in our Aerospace segment.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Three Months Ended
(Dollars in thousands)	April 1, 2017	April 2, 2016
Sales	$152,396	$159,530
Gross Profit (sales less cost of products sold)	$38,317	$39,483
Gross Margin	25.1%	24.7%
Selling, General and Administrative Expenses	$21,693	$21,884
SG&A Expenses as a Percentage of Sales	14.2%	13.7%
Interest Expense, Net of Interest Income	$1,133	$1,087
Effective Tax Rate	25.2%	30.4%
Net Income	$11,587	$11,485
A discussion by segment can be found at “Segment Results of Operations and Outlook” in this MD&A.
CONSOLIDATED FIRST QUARTER RESULTS
Consolidated sales were down $7.1 million from the same period last year. Aerospace segment sales of $136.8 million were down $1.5 million and Test Systems segment sales of $15.6 million were down $5.7 million.
Consolidated cost of products sold in the first quarter of 2017 decreased $5.9 million to $114.1 million compared with $120.0 million in the first quarter of 2016. The decrease was the result of lower sales volume coupled with improved operational efficiencies and product mix. Engineering and Development (“E&D”) costs were $22.9 million in the quarter, down slightly from $23.3 million of E&D costs in last year’s first quarter. As a percent of sales, E&D was 15.0% and 14.6% in the first quarters of 2017 and 2016, respectively.
Selling, general and administrative (“SG&A”) expenses were $21.7 million, or 14.2% of sales, in the first quarter of 2017 compared with $21.9 million, or 13.7% of sales, in the same period last year.
The effective tax rate for the quarter was 25.2%, compared with 30.4% in the first quarter of 2016. The first quarter 2017 tax rate was favorably impacted by excess tax benefits associated with the exercise of stock options. With the implementation of Accounting Standards Update No. 2016-09 on January 1, 2017, excess tax benefits are now recognized as income tax benefit upon exercise. The effective tax rate for the first quarter of 2017 also benefited from decreases in foreign tax rates.
Net income for the quarter was $11.6 million, compared to $11.5 million in the first quarter of the prior year. Diluted earnings per share was $0.38 cents in the first quarters of 2017 and 2016.
CONSOLIDATED OUTLOOK
Consolidated sales in 2017 are forecasted to be in the range of $635 million to $690 million, which represents a decline from the high end of the previous range. Approximately $545 million to $580 million of revenue is expected from the Aerospace segment and $90 million to $110 million from the Test Systems segment.
Consolidated backlog at April 1, 2017 was $252.7 million, of which approximately $218.7 million is expected to ship in 2017.
Assuming no change in the federal statutory rate, the effective tax rate for 2017 is expected to be in the range of 28% to 31%.
Capital equipment spending in 2017 is expected to be in the range of $21 million to $25 million.
E&D costs are expected to be in the range of $93 million to $95 million excluding the engineering costs from the acquired Custom Control Concepts business.

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
AEROSPACE SEGMENT

	Three Months Ended
(In thousands)	April 1, 2017	April 2, 2016
Sales
Aerospace	$136,827	$138,649
Less Intersegment Sales	—	(340)
Total Aerospace Sales	$136,827	$138,309
Operating Profit	$19,754	$18,691
Operating Margin	14.4%	13.5%

Aerospace Sales by Market
(In thousands)
Commercial Transport	$109,723	$113,396
Military	15,146	12,280
Business Jet	7,536	6,525
Other	4,422	6,108
	$136,827	$138,309
Aerospace Sales by Product Line
(In thousands)
Electrical Power & Motion	$72,444	$75,392
Lighting & Safety	42,670	40,566
Avionics	9,136	7,474
Systems Certification	2,159	4,606
Structures	5,996	4,163
Other	4,422	6,108
	$136,827	$138,309

(In thousands)	April 1, 2017	December 31, 2016
Total Assets	$511,105	$500,892
Backlog	$205,155	$219,146

AEROSPACE FIRST QUARTER RESULTS
Aerospace segment sales decreased by $1.5 million, or 1.1%, when compared with the prior year’s first quarter to $136.8 million.
Electrical Power & Motion sales decreased $2.9 million, or 3.9%, largely driven by lower sales of in-seat and cabin power products. Systems Certification sales decreased by $2.4 million on lower project activity. These decreases were partially offset by a $2.1 million increase in sales of Lighting & Safety products and a $1.7 million increase in Avionics products sales.
Aerospace operating profit for the first quarter of 2017 was $19.8 million, or 14.4% of sales, compared with $18.7 million, or 13.5% of sales, in the same period last year. Aerospace E&D costs remained consistent when compared with the same period last year at $20.3 million.

Aerospace orders in the first quarter of 2017 were $122.8 million. Backlog was $205.2 million at the end of the first quarter of 2017.
AEROSPACE OUTLOOK
We expect 2017 sales for our Aerospace segment to be in the range of $545 million to $580 million. The Aerospace segment’s backlog at the end of the first quarter of 2017 was $205.2 million with approximately $179.7 million expected to be shipped over the remaining part of 2017 and $188.5 million is expected to ship over the next 12 months.
TEST SYSTEMS SEGMENT

	Three Months Ended
(In thousands)	April 1, 2017	April 2, 2016
Sales	$15,569	$21,221
Operating profit (loss)	$318	$2,210
Operating Margin	2.0%	10.4%

Test Systems Sales by Market
(In thousands)
Semiconductor	$4,631	$7,137
Aerospace & Defense	10,938	14,084
	$15,569	$21,221

(In thousands)	April 1, 2017	December 31, 2016
Total Assets	$74,138	$76,575
Backlog	$47,554	$38,887

TEST SYSTEMS FIRST QUARTER RESULTS
Sales in the first quarter of 2017 decreased approximately $5.7 million to $15.6 million compared with the same period in 2016, a decrease of 26.6%. Sales to the Semiconductor market decreased $2.5 million and sales to the Aerospace and Defense market decreased $3.2 million compared with the same period in 2016.
Operating profit was $0.3 million, or 2.0% of sales, compared with $2.2 million, or 10.4% of sales, in last year’s first quarter. The decrease in operating profit was the result of lower volumes. E&D costs were $2.5 million, down from $3.0 million in the first quarter of 2016.
Orders for the Test Systems segment in the quarter were $24.2 million, for a book-to-bill ratio of 1.56 for the quarter. Backlog was $47.6 million at the end of the first quarter of 2017.
TEST SYSTEMS OUTLOOK
We expect sales for the Test Systems segment for 2017 to be in the range of $90 million to $110 million. The Test Systems segment’s backlog at the end of the first quarter of 2017 was $47.6 million with approximately $39.1 million expected to be shipped over the remaining part of 2017 and approximately $42.6 million scheduled to ship over the next 12 months.

LIQUIDITY AND CAPITAL RESOURCES
Operating Activities:
Cash provided by operating activities totaled $6.4 million for the first three months of 2017, as compared with $0.5 million during the same period in 2016. Cash flow from operating activities increased compared with the same period of 2016 primarily due to the impact of lower increases in net operating assets for the first three months of 2017 when compared with the first three months of 2016.
Investing Activities:
Cash used for investing activities, comprised entirely of capital expenditures, was $2.8 million for the first three months of 2017 compared with $2.5 million used in the same period of 2016. The Company expects capital spending in 2017 to be in the range of $21 million to $25 million.
Financing Activities:
The primary financing activities in 2017 relate to payments on our senior credit facility to fund operations, and purchases of treasury stock as part of the buyback program announced on February 24, 2016, under which the Board of Directors authorized the repurchase of up to $50 million of common stock.
The Company’s obligations under the Credit Agreement as amended are jointly and severally guaranteed by each domestic subsidiary of the Company other than a non-material subsidiary. The obligations are secured by a first priority lien on substantially all of the Company’s and the guarantors’ assets.
The Company's Credit Agreement consists of a $350 million revolving credit line with the option to increase the line by up to $150 million. On January 13, 2016, the Company amended the Agreement to add a new lender and extend the maturity date of the credit facility from September 26, 2019 to January 13, 2021. At April 1, 2017 there was $130.0 million outstanding on the revolving credit facility and there remains $218.9 million available, net of outstanding letters of credit. The credit facility allocates up to $20 million of the $350 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. At April 1, 2017, outstanding letters of credit totaled $1.1 million.
The maximum permitted leverage ratio of funded debt to Adjusted EBITDA (as defined in the Agreement) is 3.5 to 1, increasing to 4.0 to 1 for up to two fiscal quarters following the closing of an acquisition permitted under the Agreement. The Company will pay interest on the unpaid principal amount of the facility at a rate equal to one-, three- or six-month LIBOR plus between 137.5 basis points and 225 basis points based upon the Company’s leverage ratio. The Company will also pay a commitment fee to the lenders in an amount equal to between 17.5 basis points and 35 basis points on the undrawn portion of the credit facility, based upon the Company’s leverage ratio. The Company must also maintain a minimum interest coverage ratio (Adjusted EBITDA to interest expense) of 3.0 to 1 for the term of the Agreement. The Company’s interest coverage ratio was 28.6 to 1 at April 1, 2017. The Company’s leverage ratio was 1.34 to 1 at April 1, 2017.
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
BACKLOG
The Company’s backlog at April 1, 2017 was $252.7 million compared with $258.0 million at December 31, 2016 and $276.8 million at April 2, 2016.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The Company's contractual obligations and commercial commitments have not changed materially from those disclosed in the Company's Form 10-K for the year ended December 31, 2016.

MARKET RISK
The Company believes that there have been no material changes in the current year regarding the market risk information for its exposure to interest rate fluctuations. Although the majority of our sales, expenses and cash flows are transacted in U.S. dollars, we have exposure to changes in foreign currency exchange rates related to the Euro and the Canadian dollar. The Company believes that the impact of changes in foreign currency exchange rates in 2017 have not been significant.
CRITICAL ACCOUNTING POLICIES
Refer to the Company’s annual report on Form 10-K for the year ended December 31, 2016 for a complete discussion of the Company’s critical accounting policies.
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

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires employers to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses. The other components of net benefit cost, including amortization of prior service cost/credit and net actuarial gains/losses, and settlement and curtailment effects, are to be included in non-operating expenses. The ASU also stipulates that only the service cost component of net benefit cost is eligible for capitalization. The effective date for adoption of this guidance begins on January 1, 2018, with early adoption permitted. The Company is currently evaluating the effect that this standard will have on the consolidated financial statements.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Market Risk in Item 2, above.

Item 4. Controls and Procedures

a)
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 1, 2017. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 1, 2017.

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

On February 6, 2015, the Regional State Court of Mannheim, Germany rendered its decision that the patent was infringed. The judgment does not require AES to recall products that are already installed in aircraft or have been sold to other end users.  On July 15, 2015, Lufthansa advised AES of their intention to enforce the accounting provisions of the decision, which required AES to provide certain financial information regarding sales of the infringing product to enable Lufthansa to make an estimate of requested damages. Additionally, if Lufthansa provides the required bank guarantee specified in the decision, the Company may be required to offer a recall of products that are in the distribution channels in Germany. No such bank guarantee has been issued to date. As of April 1, 2017 there are no products in the distribution channels in Germany.

The Company appealed to the Higher Regional Court of Karlsruhe.  On November 15, 2016, the Court issued its ruling and upheld the lower court’s decision.  The Company has submitted a petition to grant AES leave for appeal to the Federal Supreme Court. The Company believes it has valid defenses to refute the decision.  Should the Federal Supreme Court decide to hear the case, the appeal process is estimated to extend up to two years. We estimate AES’s potential exposure related to this matter to be approximately $1 million to $3 million. As loss exposure is not probable at this time, the Company has not recorded any liability with respect to this litigation as of April 1, 2017.

On November 26, 2014, Lufthansa filed a complaint in the United States District for the Western District of Washington. Lufthansa’s complaint in this action alleges that AES manufactures, uses, sells and offers for sale a power supply system that infringes upon a U.S. patent held by Lufthansa. The patent at issue in the U.S. action is based on technology similar to that involved in the German action. On April 25, 2016, the Court issued its ruling on claim construction, holding that the sole independent claim in the patent is indefinite, rendering all claims in the patent indefinite. Based on this ruling, AES filed a motion for summary judgment on the grounds that the Court’s ruling that the patent is indefinite renders the patent invalid and unenforceable. On July 20, 2016, the U.S. District Court granted the motion for summary judgment and issued an order dismissing all claims against AES with prejudice. Lufthansa has filed an appeal with the United States Court of Appeals for the Federal Circuit. The Company believes that it has valid defenses to Lufthansa’s claims and will vigorously contest the appeal. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to this litigation as of April 1, 2017.
Other than this proceeding, we are not party to any significant pending legal proceedings that management believes will result in material adverse effect on our financial condition or results of operations.
Item 1a. Risk Factors
In addition to other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or results of operations. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Item 2. Unregistered sales of equity securities and use of proceeds
(c) The following table summarizes our purchases of our common stock for the quarter ended April 1, 2017.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that may yet be Purchased Under the Program (1)
January 29, 2017 - February 25, 2017 (2)	5,164	$34.06	—	$—
February 26, 2017 - March 31, 2017	148,069	$29.81	148,069	$27,969,000

(1) On February 24, 2016, the Company’s Board of Directors authorized the repurchase of up to $50 million of common stock.

(2) Shares transferred to us by employees in connection with the exercise of stock options.
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

ASTRONICS CORPORATION
(Registrant)
Date:	May 5, 2017	By:	/s/ David C. Burney
David C. Burney Executive Vice President and Chief Financial Officer (Principal Financial Officer)