Form 10-K/A
period 2016-12-31
ASTRONICS CORP
filed 2017-08-31
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
Form 10-K/A
(Amendment No.1)
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

Table of Contents
ASTRONICS CORPORATION
Index to Annual Report
on Form 10-K
Year Ended December 31, 2016

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this "Amendment No. 1") amends Astronics Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the "Original Filing"). The purpose of this Amendment No.1 is to (i) revise the Report of Independent Registered Public Accounting Firm of Ernst & Young LLP (the "Auditor's Report") contained in Part II, Item 9A of the Original Filing regarding the effectiveness of our internal control over financial reporting and amend the Report of Independent Registered Public Accounting Firm of Ernst & Young LLP contained in Part 1, Item 8 of the Original Filing to reflect such revision of the Auditor's Report and (ii) revise the disclosure on the effectiveness of our disclosure controls and procedures and the disclosure on our internal control over financial reporting in Part II, Item 9A of the Original Filing to reflect management's conclusion that our internal control over financial reporting and disclosure controls and procedures were not effective at December 31, 2016 due to material weaknesses in our internal control over financial reporting identified subsequent to the issuance of the Original Filing.
Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have included the entire text of Part I, Item 8 of the Original Filing in this Amendment No. 1. However, there have been no changes to the text of such item other than the change stated in the immediately preceding paragraph and the addition of a subsequent event footnote (Note 19). Furthermore, there have been no changes to the XBRL data filed in Exhibit 101 of the Original Filing, except the addition of Note 19. Other than as described above and the inclusion with this Amendment No. 1 of new certifications by management, a new consent of Ernst & Young LLP, our independent registered public accounting firm, and related amendments to the List of Exhibits contained in Part IV, Item 15 of the Original Filing, this Amendment No. 1 speaks only as of the date of the Original Filing and does not amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and our reports filed with the U.S. Securities and Exchange Commission ("SEC") subsequent to the Original Filing.

PART II

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Astronics Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2017, except for the effect of the material weaknesses described in the sixth paragraph of that report, as to which the date is August 31, 2017, expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
February 23, 2017, except for Note 19,
as to which the date is August 31, 2017

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based upon the framework in Internal Control – Integrated Framework originally issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In Management's Report on Internal Control over Financial Reporting included in our original Annual Report on Form 10-K for the year-ended December 31, 2016, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, concluded that we maintained effective internal control over financial reporting as of December 31, 2016. Subsequently, our management identified a material weakness in our internal control over financial reporting concerning the design of information technology change controls over a report writing application. Additionally, management identified deficiencies in certain review controls over the financial statement consolidation process, which when aggregated along with the information technology change controls matter described above, aggregate to a material weakness over the financial statement close process as of December 31, 2016.
As a result, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria described above. Management therefore has restated its report on internal control over financial reporting.
Ernst & Young LLP, independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

By:	/s/ Peter J. Gundermann	August 31, 2017
Peter J. Gundermann
President & Chief Executive Officer
(Principal Executive Officer)

	/s/ David C. Burney	August 31, 2017
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

In our report dated February 23, 2017, we expressed an unqualified opinion that Astronics Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria. Management has subsequently identified a material weakness in its internal control over financial reporting concerning the design of information technology change controls over a report writing application,. Additionally, management identified deficiencies in certain review controls over the financial statement consolidation process, which when aggregated along with the information technology change controls matter described above, aggregate to a material weakness over the financial statement close process as of December 31, 2016. As a result, management has revised its assessment, as presented in the accompanying Management's Report on Internal Control over Financial Reporting; to conclude that Astronics Corporation's internal control over financial reporting was not effective as of December 31, 2016. Accordingly, our present opinion on the effectiveness of Astronics Corporation's internal control over financial reporting as of December 31, 2016, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment. Management identified a material weakness in internal control over financial reporting concerning the design of information technology change controls over a report writing application. Additionally, management identified deficiencies in certain review controls over the financial statement consolidation process, which when aggregated along with the information technology change controls matter described above, aggregate to a material weakness over the financial statement close process as of December 31, 2016. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Astronics Corporation as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our report dated February 23, 2017, except for Note 19, as to which the date is August 31, 2017, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Astronics Corporation has not maintained effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

/s/ Ernst & Young LLP

Buffalo, New York
February 23, 2017, except for the effect of the material weaknesses described in the sixth paragraph above, as to which the date is August 31, 2017

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
NOTE 19 — SUBSEQUENT EVENTS

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

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) by others within our organization to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on this evaluation, as a result of the material weakness in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on August 31, 2017.

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

Signature	Title	Date

/s/ Peter J. Gundermann	President and Chief Executive Officer (Principal Executive Officer)	August 31, 2017
Peter J. Gundermann

/s/ David C. Burney	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	August 31, 2017
David C. Burney

/s/ Nancy L. Hedges	Corporate Controller and Principal Accounting Officer	August 31, 2017
Nancy L. Hedges

/s/ Raymond W. Boushie	Director	August 31, 2017
Raymond W. Boushie

/s/ Robert T. Brady	Director	August 31, 2017
Robert T. Brady

/s/ John B. Drenning	Director	August 31, 2017
John B. Drenning

/s/ Peter J. Gundermann	Director	August 31, 2017
Peter J. Gundermann

/s/ Kevin T. Keane	Director	August 31, 2017
Kevin T. Keane

/s/ Robert J. McKenna	Director	August 31, 2017
Robert J. McKenna

/s/ Jeffry D. Frisby	Director	August 31, 2017
Jeffry D. Frisby

/s/ Warren C. Johnson	Director	August 31, 2017
Warren C. Johnson

/s/ Neil Kim	Director	August 31, 2017
Neil Kim