Form 10-Q/A
period 2017-04-01
ASTRONICS CORP
filed 2017-08-31
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No.1)

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (this "Amendment No. 1") amends Astronics Corporation's Annual Report on Form 10-Q for the period ended April 1, 2017 (the "Original Filing"). The purpose of this Amendment No.1 is to revise Part I, Item 4 of the Original Filing to reflect management’s conclusion that our disclosure controls and procedures were not effective at April 1, 2017 due to a material weakness in our internal control over financial reporting identified subsequent to the issuance of the Original Filing.
Other than as described above and the inclusion with this Amendment No. 1 of new certifications by management, and related amendments to the List of Exhibits contained in Part II, Item 6 of the Original Filing, this Amendment No. 1 speaks only as of the date of the Original Filing and does not amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and our reports filed with the U.S. Securities and Exchange Commission (“SEC”) subsequent to the Original Filing.

Part I – Financial Information

Item 4. Controls and Procedures

a)
We have established disclosure controls and procedures that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) by others within our organization to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 1, 2017. Based on this evaluation, as a result of the material weakness in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of April 1, 2017.

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

Management discovered a material weakness in the design of information technology change controls over a report writing application. Additionally, management identified deficiencies in certain review controls over the financial statement consolidation process, which when aggregated along with the information technology change controls matter described above, aggregated to a material weakness over the financial statement close process as of April 1, 2017.

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

ASTRONICS CORPORATION
(Registrant)
Date:	August 31, 2017	By:	/s/ David C. Burney
David C. Burney Executive Vice President and Chief Financial Officer (Principal Financial Officer)

5