Form 10-Q
period 2017-09-30
ASTRONICS CORP
filed 2017-11-09
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2017, 28,002,226 shares of common stock were outstanding consisting of 21,075,592 shares of common stock ($.01 par value) and 6,926,634 shares of Class B common stock ($.01 par value).

Part I – Financial Information
Item 1. Financial Statements
\ASTRONICS CORPORATION
Consolidated Condensed Balance Sheets
September 30, 2017 with Comparative Figures for December 31, 2016
(In thousands)

	September 30, 2017	December 31, 2016
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$15,377	$17,901
Accounts Receivable, Net of Allowance for Doubtful Accounts	114,985	109,415
Inventories	139,265	116,597
Prepaid Expenses and Other Current Assets	16,044	11,160
Total Current Assets	285,671	255,073
Property, Plant and Equipment, Net of Accumulated Depreciation	124,281	122,812
Other Assets	16,503	13,149
Intangible Assets, Net of Accumulated Amortization	95,055	98,103
Goodwill	119,118	115,207
Total Assets	$640,628	$604,344
Current Liabilities:
Current Maturities of Long-term Debt	$2,695	$2,636
Accounts Payable	35,876	25,070
Accrued Expenses and Other Current Liabilities	32,533	35,686
Customer Advance Payments and Deferred Revenue	21,988	23,168
Total Current Liabilities	93,092	86,560
Long-term Debt	174,652	145,484
Other Liabilities	35,554	34,851
Total Liabilities	303,298	266,895
Shareholders’ Equity:
Common Stock	297	297
Accumulated Other Comprehensive Loss	(11,115)	(15,494)
Other Shareholders’ Equity	348,148	352,646
Total Shareholders’ Equity	337,330	337,449
Total Liabilities and Shareholders’ Equity	$640,628	$604,344
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Operations
Three and Nine Months Ended September 30, 2017 With Comparative Figures for 2016
(Unaudited)
(In thousands, except per share data)

	Nine Months Ended		Three Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Sales	$453,146	$479,055	$149,636	$155,099
Cost of Products Sold	348,186	356,074	117,143	116,436
Gross Profit	104,960	122,981	32,493	38,663
Selling, General and Administrative Expenses	66,504	65,246	22,410	21,138
Income from Operations	38,456	57,735	10,083	17,525
Interest Expense, Net of Interest Income	3,750	3,246	1,437	1,103
Income Before Income Taxes	34,706	54,489	8,646	16,422
Provision for Income Taxes	9,374	15,950	2,586	4,348
Net Income	$25,332	$38,539	$6,060	$12,074
Earnings Per Share:
Basic	$0.88	$1.32	$0.21	$0.42
Diluted	$0.85	$1.28	$0.21	$0.41
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Comprehensive Income
Three and Nine Months Ended September 30, 2017 With Comparative Figures for 2016
(Unaudited)
(In thousands)

	Nine Months Ended		Three Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net Income	$25,332	$38,539	$6,060	$12,074
Other Comprehensive Income:
Foreign Currency Translation Adjustments	3,987	1,354	1,496	49
Retirement Liability Adjustment – Net of Tax	392	392	130	130
Other Comprehensive Income	4,379	1,746	1,626	179
Comprehensive Income	$29,711	$40,285	$7,686	$12,253
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Cash Flows
Nine Months Ended September 30, 2017
With Comparative Figures for 2016
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30, 2017	October 1, 2016
Cash Flows From Operating Activities:
Net Income	$25,332	$38,539
Adjustments to Reconcile Net Income to Cash Provided By Operating Activities:
Depreciation and Amortization	19,269	19,457
Provisions for Non-Cash Losses on Inventory and Receivables	943	1,554
Stock Compensation Expense	2,203	1,876
Deferred Tax Benefit	(920)	(3,527)
Other	(657)	401
Cash Flows from Changes in Operating Assets and Liabilities:
Accounts Receivable	(1,515)	(23,707)
Inventories	(18,480)	(5,113)
Accounts Payable	8,267	211
Accrued Expenses	(5,483)	(786)
Other Current Assets and Liabilities	(4,556)	(460)
Customer Advanced Payments and Deferred Revenue	(2,336)	(11,281)
Income Taxes	(883)	6,860
Supplemental Retirement and Other Liabilities	1,129	1,126
Cash Provided By Operating Activities	22,313	25,150
Cash Flows From Investing Activities:
Acquisition of Business, Net of Cash Acquired	(10,199)	—
Capital Expenditures	(9,715)	(9,869)
Other Investing Activities	(2,070)	(1,585)
Cash Used For Investing Activities	(21,984)	(11,454)
Cash Flows From Financing Activities:
Proceeds from Long-term Debt	42,000	20,000
Payments for Long-term Debt	(13,031)	(25,909)
Purchase of Outstanding Shares for Treasury	(32,382)	(17,446)
Debt Acquisition Costs	—	(164)
Proceeds from Exercise of Stock Options	349	3,902
Income Tax Benefit from Exercise of Stock Options	—	529
Cash Used For Financing Activities	(3,064)	(19,088)
Effect of Exchange Rates on Cash	211	109
Decrease in Cash and Cash Equivalents	(2,524)	(5,283)
Cash and Cash Equivalents at Beginning of Period	17,901	18,561
Cash and Cash Equivalents at End of Period	$15,377	$13,278
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Notes to Consolidated Condensed Financial Statements
September 30, 2017
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
Operating Results
The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
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
Cost of Products Sold, Engineering and Development and Selling, General and Administrative Expenses
Cost of products sold includes the costs to manufacture products such as direct materials and labor and manufacturing overhead as well as all engineering and development costs. The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. These costs are expensed when incurred and included in cost of products sold. Research and development, design and related engineering amounted to $23.7 million and $21.6 million for the three months ended and $69.5 million and $66.2 million for the nine months ended September 30, 2017 and October 1, 2016, respectively. Selling, general and administrative expenses include costs primarily related to our sales and marketing departments and administrative departments. Interest expense is shown net of interest income. Interest income was insignificant for the three and nine months ended September 30, 2017 and October 1, 2016.
Foreign Currency Translation

The aggregate transaction gain or loss included in operations was insignificant for the three and nine months ended September 30, 2017 and October 1, 2016.

Accounting Pronouncements Adopted in 2017

On January 1, 2017, the Company adopted Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting. Prospectively, beginning January 1, 2017, excess tax benefits/deficiencies are reflected as income tax benefit/expense in the statement of income, resulting in a $0.3 million tax benefit for the nine months ended September 30, 2017. The extent of excess tax benefits/deficiencies is subject to variation in the Company’s stock price and timing/extent of employee stock option exercises. Under previous accounting guidance, when a share-based payment award such as a stock option was granted to an employee, the fair value of the award was generally recognized over the vesting period. However, the related deduction from taxes payable was based on the award’s intrinsic value at the time of exercise, which could be either greater (creating an excess tax benefit) or less (creating a tax deficiency) than the compensation cost recognized in the financial statements. Excess tax benefits were recognized in additional paid-in capital (“APIC”) within equity, while deficiencies were first recorded to APIC to the extent previously recognized excess tax benefits existed, after which time deficiencies were recorded to income tax expense. The Company’s adoption of this ASU also resulted in associated excess tax benefits being classified as an operating activity in the same manner as other cash flows related to income taxes in the statement of cash flows prospectively beginning January 1, 2017. Based on the adoption methodology applied, the statement of cash flows classification of prior periods has not changed.  As permitted by the ASU, the Company has elected to account for forfeitures as they occur.  None of the other provisions in this amended guidance had a significant impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. This ASU is effective prospectively to annual and interim impairment tests beginning after December 15, 2019, with early adoption permitted. The adoption of ASU 2017-04 on January 1, 2017 had no impact on the financial statements as of or for the three or nine months ended September 30, 2017, as there was no impairment analysis performed during the period.

2) Inventories
Inventories are as follows:

(In thousands)	September 30, 2017	December 31, 2016
Finished Goods	$36,850	$28,792
Work in Progress	32,997	20,790
Raw Material	69,418	67,015
	$139,265	$116,597
3) Property, Plant and Equipment
The following table summarizes Property, Plant and Equipment as follows:

(In thousands)	September 30, 2017	December 31, 2016
Land	$11,223	$11,112
Buildings and Improvements	81,361	79,191
Machinery and Equipment	102,386	93,683
Construction in Progress	9,334	8,182
	204,304	192,168
Less Accumulated Depreciation	80,023	69,356
	$124,281	$122,812

4) Intangible Assets
The following table summarizes acquired intangible assets as follows:

		September 30, 2017		December 31, 2016
(In thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	4 Years	$2,146	$1,590	$2,146	$1,450
Non-compete Agreement	3 Years	2,500	1,354	2,500	979
Trade Names	7 Years	10,480	3,866	10,189	3,153
Completed and Unpatented Technology	5 Years	26,094	11,147	24,118	9,221
Backlog	Less than 1 Year	11,524	11,424	11,224	11,224
Customer Relationships	11 Years	99,831	28,139	97,046	23,093
Total Intangible Assets	5 Years	$152,575	$57,520	$147,223	$49,120
All acquired intangible assets other than goodwill and one trade name are being amortized. Amortization expense for acquired intangibles is summarized as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Amortization Expense	$8,269	$8,202	$2,929	$2,595
Amortization expense for acquired intangible assets expected for 2017 and for each of the next five years is summarized as follows:

(In thousands)
2017	$11,089
2018	10,593
2019	10,214
2020	9,658
2021	9,612
2022	9,216
5) Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the nine months ended September 30, 2017:

(In thousands)	December 31, 2016	Acquisition	Foreign Currency Translation	September 30, 2017
Aerospace	$115,207	$3,067	$844	$119,118
Test Systems	—	—	—	—
	$115,207	$3,067	$844	$119,118
6) Long-term Debt and Notes Payable
The Company’s obligations under the Credit Agreement as amended are jointly and severally guaranteed by each domestic subsidiary of the Company other than a non-material subsidiary. The obligations are secured by a first priority lien on substantially all of the Company’s and the guarantors’ assets.
The Company's Credit Agreement consists of a $350 million revolving credit line with the option to increase the line by up to $150 million. he Credit Agreement expires on January 13, 2021. At September 30, 2017, there was $167.0 million outstanding on the revolving credit facility and there remains $181.9 million available, net of outstanding letters of credit. The credit facility allocates up to $20 million of the $350 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. At September 30, 2017, outstanding letters of credit totaled $1.1 million.
The maximum permitted leverage ratio of funded debt to Adjusted EBITDA (as defined in the Agreement) is 3.5 to 1, increasing to 4.0 to 1 for up to two fiscal quarters following the closing of an acquisition permitted under the Agreement. The Company’s leverage ratio was 2.12 to 1 at September 30, 2017. The Company will pay interest on the unpaid principal amount of the facility at a rate equal to one-, three- or six-month LIBOR plus between 137.5 basis points and 225 basis points based upon the Company’s leverage ratio. The Company will also pay a commitment fee to the lenders in an amount equal to between 17.5 basis points and 35 basis points on the undrawn portion of the credit facility, based upon the Company’s leverage ratio. The Company must also maintain a minimum interest coverage ratio (Adjusted EBITDA to interest expense) of 3.0 to 1 for the term of the Agreement. The Company’s interest coverage ratio was 20.2 to 1 at September 30, 2017.
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
7) Product Warranties
In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship typically over periods ranging from 12 to 60 months. The Company determines warranty reserves needed by product line based on experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Balance at Beginning of Period	$4,675	$5,741	$4,637	$5,361
Acquisitions	359	—	—	—
Warranties Issued	1,315	1,806	483	600
Warranties Settled	(1,832)	(1,906)	(608)	(616)
Reassessed Warranty Exposure	101	(313)	106	(17)
Balance at End of Period	$4,618	$5,328	$4,618	$5,328
8) Income Taxes
The effective tax rates were approximately 27.0% and 29.3% for the nine months ended and 29.9% and 26.5% for the three months ended September 30, 2017 and October 1, 2016, respectively. The 2017 tax rates were favorably impacted relative to the statutory rate by excess tax benefits associated with the exercise of stock options, decreases in foreign tax rates, and from the federal research and development tax credit.

9) Shareholders’ Equity
The changes in shareholders’ equity for the nine months ended September 30, 2017 are summarized as follows:

		Number of Shares
(Dollars and Shares in thousands)	Amount	Common Stock	Convertible Class B Stock
Shares Authorized		40,000	15,000
Share Par Value		$0.01	$0.01
COMMON STOCK
Beginning of Period	$297	21,955	7,665
Conversion of Class B Shares to Common Shares	—	777	(777)
Exercise of Stock Options	—	18	39
End of Period	$297	22,750	6,927
ADDITIONAL PAID IN CAPITAL
Beginning of Period	$64,752
Stock Compensation Expense	2,203
Exercise of Stock Options	349
End of Period	$67,304
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of Period	$(15,494)
Foreign Currency Translation Adjustment	3,987
Retirement Liability Adjustment – Net of Tax	392
End of Period	$(11,115)
RETAINED EARNINGS
Beginning of Period	$305,512
Net Income	25,332
End of Period	$330,844
TREASURY STOCK
Beginning of Period	$(17,618)	(523)
Purchase	(32,382)	(1,152)
End of Period	$(50,000)	(1,675)
TOTAL SHAREHOLDERS’ EQUITY
Beginning of Period	$337,449

End of Period	$337,330	21,075	6,927

On February 24, 2016, the Company’s Board of Directors authorized the repurchase of up to $50 million of common stock (the “Buyback Program”). The Buyback Program allowed the Company to purchase shares of its common stock in accordance with applicable securities laws on the open market or through privately negotiated transactions. The Company has repurchased approximately 1,675,000 shares and has completed the program, which authorized repurchases up to $50.0 million.

10) Earnings Per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Weighted Average Shares - Basic	28,779	29,199	28,322	28,925
Net Effect of Dilutive Stock Options	978	937	678	883
Weighted Average Shares - Diluted	29,757	30,136	29,000	29,808
The 2016 information above has been adjusted to reflect the impact of the three-for-twenty Class B stock distribution to shareholders of record on October 11, 2016.
Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted earnings per share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. The number of common shares covered by out-of-the-money stock options at September 30, 2017 was approximately 356,000 shares.
11) Accumulated Other Comprehensive Loss and Other Comprehensive Income
The components of accumulated other comprehensive loss are as follows:

(In thousands)	September 30, 2017	December 31, 2016
Foreign Currency Translation Adjustments	$(4,610)	$(8,597)
Retirement Liability Adjustment – Before Tax	(10,008)	(10,611)
Tax Benefit	3,503	3,714
Retirement Liability Adjustment – After Tax	(6,505)	(6,897)
Accumulated Other Comprehensive Loss	$(11,115)	$(15,494)
The components of other comprehensive income are as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Foreign Currency Translation Adjustments	$3,987	$1,354	$1,496	$49
Retirement Liability Adjustments:
Reclassifications to General and Administrative Expense:
Amortization of Prior Service Cost	303	329	101	110
Amortization of Net Actuarial Losses	300	273	100	90
Tax Benefit	(211)	(210)	(71)	(70)
Retirement Liability Adjustment	392	392	130	130
Other Comprehensive Income	$4,379	$1,746	$1,626	$179

12) Supplemental Retirement Plan and Related Post Retirement Benefits
The Company has two non-qualified supplemental retirement defined benefit plans (“SERP” and “SERP II”) for certain executive officers. The following table sets forth information regarding the net periodic pension cost for the plans.

	Nine Months Ended		Three Months Ended
(In thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Service Cost	$138	$130	$46	$43
Interest Cost	672	675	224	225
Amortization of Prior Service Cost	291	310	97	103
Amortization of Net Actuarial Losses	279	257	93	86
Net Periodic Cost	$1,380	$1,372	$460	$457
Participants in the SERP are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The following table sets forth information regarding the net periodic cost recognized for those benefits:

	Nine Months Ended		Three Months Ended
(In thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Service Cost	$6	$4	$2	$1
Interest Cost	30	30	10	10
Amortization of Prior Service Cost	12	19	4	7
Amortization of Net Actuarial Losses	21	16	7	4
Net Periodic Cost	$69	$69	$23	$22
13) Sales to Major Customers
The Company has a significant concentration of business with two major customers, each in excess of 10% of consolidated sales. The loss of either of these customers would significantly, negatively impact our sales and earnings.
Sales to these two customers represented 20% and 17% of consolidated sales for the nine months ended and 20% and 17% for the three months ended September 30, 2017. Sales to these customers were in the Aerospace segment. Accounts receivable from these customers at September 30, 2017 was approximately $29.9 million. Sales to these two customers represented 21% and 15% of consolidated sales for the nine months ended and 21% and 15% for the three months ended October 1, 2016.
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

On February 6, 2015, the Regional State Court of Mannheim, Germany rendered its decision that the patent was infringed. The judgment does not require AES to recall products that are already installed in aircraft or have been sold to other end users.  On July 15, 2015, Lufthansa advised AES of their intention to enforce the accounting provisions of the decision, which required AES to provide certain financial information regarding sales of the infringing product to enable Lufthansa to make an estimate of requested damages. Additionally, if Lufthansa provides the required bank guarantee specified in the decision, the Company may be required to offer a recall of products that are in the distribution channels in Germany. No such bank guarantee has been issued to date. As of September 30, 2017, there are no products in the distribution channels in Germany.

The Company appealed to the Higher Regional Court of Karlsruhe.  On November 15, 2016, the Court issued its ruling and upheld the lower court’s decision.  The Company has submitted a petition to grant AES leave for appeal to the Federal Supreme Court. The Company believes it has valid defenses to refute the decision.  Should the Federal Supreme Court decide to hear the case, the appeal process is estimated to extend up to two years. We estimate AES’s potential exposure related to this matter to be approximately $1 million to $3 million. As loss exposure is not probable at this time, the Company has not recorded any liability with respect to this litigation as of September 30, 2017.

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

Lufthansa appealed the District Court's decision to the United States Court of Appeals for the Federal Circuit. On October 19, 2017, the Federal Circuit affirmed the district court’s decision, holding that the sole independent claim of the patent is indefinite, rending all claims on the patent indefinite. Lufthansa has until November 20, 2017, to ask for rehearing or rehearing en banc. If it does not file such a petition, it has until January 18, 2018, to file a petition for writ of certiorari with the U.S. Supreme Court. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to this litigation as of September 30, 2017.
15) Segment Information
Below are the sales and operating profit by segment for the nine months ended September 30, 2017 and October 1, 2016 and a reconciliation of segment operating profit to income before income taxes. Operating profit is net sales less cost of products sold and other operating expenses excluding interest and corporate expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment.

	Nine Months Ended		Three Months Ended
(Dollars in thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Sales
Aerospace	$395,037	$406,356	$128,663	$125,179
Less Intersegment Sales	—	(367)	—	—
Total Aerospace Sales	395,037	405,989	128,663	125,179
Total Test Systems Sales	58,109	73,066	20,973	29,920
Total Consolidated Sales	$453,146	$479,055	$149,636	$155,099
Operating Profit and Margins
Aerospace	$46,753	$61,099	$13,015	$17,557
	11.8%	15.0%	10.1%	14.0%
Test Systems	2,843	6,524	1,093	3,240
	4.9%	8.9%	5.2%	10.8%
Total Operating Profit	49,596	67,623	14,108	20,797
	10.9%	14.1%	9.4%	13.4%
Deductions from Operating Profit
Interest Expense, Net of Interest Income	3,750	3,246	1,437	1,103
Corporate Expenses and Other	11,140	9,888	4,025	3,272
Income Before Income Taxes	$34,706	$54,489	$8,646	$16,422

Total Assets:

(In thousands)	September 30, 2017	December 31, 2016
Aerospace	$523,563	$500,892
Test Systems	85,848	76,575
Corporate	31,217	26,877
Total Assets	$640,628	$604,344
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

On a Recurring Basis:
A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The financial liabilities carried at fair value measured on a recurring basis consisted of contingent consideration related to a prior acquisition, valued at zero at December 31, 2016, determined using Level 3 inputs. This arrangement has expired and as of September 30, 2017 there are no financial liabilities carried at fair value measured on a recurring basis. There were no financial assets carried at fair value measured on a recurring basis at December 31, 2016 or September 30, 2017.

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

At September 30, 2017, the fair value of goodwill and intangible assets classified using Level 3 inputs are comprised of the CCC goodwill and intangible assets acquired on April 3, 2017, which are currently valued based on management’s best estimates. When the accounting for the acquisition is finalized, these intangible assets will be valued using discounted cash flow methodology.

Due to their short-term nature, the carrying value of cash and equivalents, accounts receivable, accounts payable, and notes payable approximate fair value. The carrying value of the Company’s variable rate long-term debt instruments also approximates fair value due to the variable rate feature of these instruments. As of September 30, 2017, the Company concluded that no indicators of impairment relating to intangible assets or goodwill existed and an interim test was not performed.

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

18) Acquisitions
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

Telefonix, Incorporated
Subsequent to the end of the third quarter, on October 26, 2017, the Company, through a wholly owned acquisition subsidiary, entered into an agreement to purchase substantially all of the assets of Telefonix, Incorporated and a related company, Product Development Technologies, LLC. Under the terms of the Agreement, the total consideration for the transaction will be approximately $104.0 million in cash.

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

Telefonix, Incorporated
Subsequent to the end of the third quarter, on October 26, 2017, the Company, through a wholly owned acquisition subsidiary, entered into an agreement to purchase substantially all of the assets of Telefonix, Incorporated and a related company, Product Development Technologies, LLC. Under the terms of the Agreement, the total consideration for the transaction will be approximately $104.0 million in cash.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Nine Months Ended		Three Months Ended
(Dollars in thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Sales	$453,146	$479,055	$149,636	$155,099
Gross Profit (sales less cost of products sold)	$104,960	$122,981	$32,493	$38,663
Gross Margin	23.2%	25.7%	21.7%	24.9%
Selling, General and Administrative Expenses	$66,504	$65,246	$22,410	$21,138
SG&A Expenses as a Percentage of Sales	14.7%	13.6%	15.0%	13.6%
Interest Expense, Net of Interest Income	$3,750	$3,246	$1,437	$1,103
Effective Tax Rate	27.0%	29.3%	29.9%	26.5%
Net Income	$25,332	$38,539	$6,060	$12,074
A discussion by segment can be found at “Segment Results of Operations and Outlook” in this MD&A.
CONSOLIDATED THIRD QUARTER RESULTS
Consolidated sales were down $5.5 million from the same period last year. Aerospace segment sales of $128.7 million were up $3.5 million and Test Systems segment sales of $21.0 million were down $9.0 million.
Consolidated cost of products sold in the third quarter of 2017 increased $0.7 million to $117.1 million compared with $116.4 million in the third quarter of 2016.  The increase was the result of the additional cost of products sold by Custom Control Concepts ("CCC") offset by lower organic sales volumes. Organic Engineering and Development ("E&D") costs were $22.2 million in the quarter, compared with $21.6 million in last year’s third quarter. As a percent of sales, organic E&D costs were 14.8% and 13.9% in the third quarters of 2017 and 2016, respectively. CCC incurred E&D costs of $1.5 million in the third quarter.
Selling, general and administrative (“SG&A”) expenses were $22.4 million, or 15.0% of sales, in the third quarter of 2017 compared with $21.1 million, or 13.6% of sales, in the same period last year.
The effective tax rate for the quarter was 29.9%, compared with 26.5% in the third quarter of 2016. The 2017 third quarter tax rate was unfavorably impacted by additional state income tax expense when compared with the third quarter of 2016.
Net income was $6.1 million, or $0.21 per diluted share compared with $12.1 million or $0.41 per diluted share in the prior year.
CONSOLIDATED YEAR-TO-DATE RESULTS
Consolidated sales for the first nine months of 2017 decreased by $25.9 million, or 5.4%, to $453.1 million. Aerospace segment sales were down $11.0 million, or 2.7%, year-over-year to $395.0 million, while Test Systems segment sales were down $15.0 million, or 20.5%, to $58.1 million.
Consolidated cost of products sold in nine months ended 2017 decreased $7.9 million to $348.2 million compared with $356.1 million in the same period of 2016. The decrease was a result of lower organic sales volumes offset by CCC's additional costs of products sold. Organic E&D costs were 14.7% of sales, or $66.8 million, compared with $66.2 million, or 13.8% of sales, in the prior year’s first nine months. SG&A expenses were $66.5 million, or 14.7% of sales, in the first nine months of 2017 compared with $65.2 million, or 13.6% of sales, in the same period last year.
The effective tax rate for the first nine months of 2017 was 27.0%, compared with 29.3% in the first nine months of 2016. The tax rate in the first nine months of 2017 was favorably impacted by excess tax benefits as a result of a new U.S. GAAP accounting standard impacting the tax accounting treatment of employee share-based compensation, decreases in foreign tax rates, and the federal research and development tax credit.
Net income for the first half of 2017 totaled $25.3 million, or $0.85 per diluted share.

During the third quarter, the Company repurchased approximately 702,000 shares at an aggregate cost of $18.9 million under its share repurchase program. Since the inception of the program in February 2016, the Company has repurchased approximately 1,675,000 shares and has completed the program, which authorized repurchases up to $50.0 million.
CONSOLIDATED OUTLOOK
Fourth quarter sales are forecasted to be in the range of $169 million to $183 million, with $139 million to $150 million expected from the Aerospace segment and $30 million to $33 million from the Test segment.
Consolidated annual sales in 2017 are forecasted to be in the range of $622 million to $636 million. Approximately $534 million to $545 million of revenue is expected from the Aerospace segment and $88 million to $91 million from the Test Systems segment. The Company issued its initial revenue outlook for 2018 of $675 million to $750 million. The Aerospace segment is expected to have 2018 revenue of $570 million to $630 million. The Test segment is expected to generate $105 million to $120 million in revenue in 2018. These estimates are without effect of the new revenue recognition rules that will be effective January 1, 2018.
Consolidated backlog at September 30, 2017 was $302.3 million, of which approximately $148.5 million is expected to ship in 2017.
The effective tax rate for 2017 is expected to be in the range of 28% to 30%.
Capital equipment spending in 2017 is expected to be in the range of $17 million to $19 million.
E&D costs are expected to be in the range of $96 million to $97 million including the engineering costs from CCC.
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

AEROSPACE SEGMENT

	Nine Months Ended		Three Months Ended
(In thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Sales
Aerospace	$395,037	$406,356	$128,663	$125,179
Less Intersegment Sales	—	(367)	—	—
Total Aerospace Sales	$395,037	$405,989	$128,663	$125,179
Operating Profit	$46,753	$61,099	$13,015	$17,557
Operating Margin	11.8%	15.0%	10.1%	14.0%

Aerospace Sales by Market
(In thousands)
Commercial Transport	$306,898	$331,174	$98,821	$101,355
Military	46,297	39,932	15,365	13,679
Business Jet	28,844	20,365	10,592	6,133
Other	12,998	14,518	3,885	4,012
	$395,037	$405,989	$128,663	$125,179
Aerospace Sales by Product Line
(In thousands)
Electrical Power & Motion	$199,014	$219,215	$63,972	$68,259
Lighting & Safety	122,317	121,520	37,001	38,975
Avionics	31,424	22,684	11,348	5,866
Systems Certification	9,405	12,577	4,454	2,580
Structures	19,879	15,475	8,003	5,487
Other	12,998	14,518	3,885	4,012
	$395,037	$405,989	$128,663	$125,179

(In thousands)	September 30, 2017	December 31, 2016
Total Assets	$523,563	$500,892
Backlog	$233,162	$219,146
AEROSPACE THIRD QUARTER RESULTS
Aerospace segment sales increased by $3.5 million, or 2.8%, when compared with the prior year’s third quarter to $128.7 million. CCC contributed $3.5 million in sales in the 2017 third quarter.
Electrical Power & Motion sales decreased $4.3 million, or 6.3%, due to lower sales of in-seat and cabin power products due to a combination of lower volume and pricing. Lighting & Safety sales decreased by $2.0 million primarily due to lower passenger service unit sales. Avionics sales were up $5.5 million as a result of $2.0 million increase in antennae and other avionics sales combined with the CCC acquisition. Structures sales increased by $2.5 million and Systems Certification sales increased by $1.9 million on higher project activity.
Aerospace operating profit for the third quarter of 2017 was $13.0 million, or 10.1% of sales, compared with $17.6 million, or 14.0% of sales, in the same period last year. Aerospace operating profit was negatively impacted by market pricing pressures primarily relating to cabin power products, a $1.8 million operating loss from the CCC acquisition and slightly higher E&D costs. Organic Aerospace E&D costs were $19.6 million compared with $18.9 million in the same period last year. CCC incurred E&D costs of $1.5 million during the quarter.
Aerospace orders in the third quarter of 2017 were $146.2 million, for a book-to-bill ratio of 1.14:1 for the quarter. Backlog was $233.2 million at the end of the third quarter of 2017.

AEROSPACE YEAR-TO-DATE RESULTS
Aerospace segment sales decreased by $11.0 million, or 2.7%, to $395.0 million, when compared with the prior year’s first nine months.
Electrical Power & Motion sales decreased $20.2 million, or 9.2%, for similar reasons as discussed in the quarter and Systems Certifications sales decreased $3.2 million from lower project activity earlier in the year. These declines were partially offset by increased Avionics sales, up $8.7 million of which $7.0 million was from the CCC acquisition and $1.7 million from other avionics products. Structures sales increased by $4.4 million.
Aerospace operating profit for the first nine months of 2017 was $46.8 million, or 11.8% of sales, compared with $61.1 million, or 15.0% of sales, in the same period last year. Aerospace operating profit was negatively impacted by lower sales volumes and market pricing pressures, coupled with the operating loss from the acquired CCC business. E&D costs for Aerospace were $62.5 million (inclusive of $2.7 million related to the acquired CCC business) and $58.3 million in the first nine months of 2017 and 2016, respectively. Aerospace SG&A expense was $46.9 million in the first nine months of 2017 as compared with $45.5 million in the same period in 2016.
AEROSPACE OUTLOOK
We expect 2017 sales for our Aerospace segment to be in the range of $534 million to $545 million. The Aerospace segment’s backlog at the end of the third quarter of 2017 was $233.2 million with approximately $124.8 million expected to be shipped over the remaining part of 2017 and $212.1 million is expected to ship over the next 12 months.
TEST SYSTEMS SEGMENT

	Nine Months Ended		Three Months Ended
(In thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Sales	$58,109	$73,066	$20,973	$29,920
Operating profit (loss)	$2,843	$6,524	$1,093	$3,240
Operating Margin	4.9%	8.9%	5.2%	10.8%

Test Systems Sales by Market
(In thousands)
Semiconductor	$18,343	$33,863	$6,632	$16,878
Aerospace & Defense	39,766	39,203	14,341	13,042
	$58,109	$73,066	$20,973	$29,920

(In thousands)	September 30, 2017	December 31, 2016
Total Assets	$85,848	$76,575
Backlog	$69,119	$38,887

TEST SYSTEMS THIRD QUARTER RESULTS
Sales in the third quarter of 2017 decreased approximately $9.0 million to $21.0 million compared with the same period in 2016, a decrease of 29.9%. The $10.2 million decline in sales to the Semiconductor market were somewhat offset by a $1.3 million increase in sales to the Aerospace & Defense market when compared with the prior-year period.
Operating profit was $1.1 million, or 5.2% of sales, compared with $3.2 million, or 10.8% of sales, in last year’s third quarter. E&D costs were $2.6 million, down slightly from $2.7 million in the third quarter of 2016. Test Systems SG&A expense decreased to $2.6 million in the third quarter of 2017 compared with $3.4 million in the same period last year.
Orders for the Test Systems segment in the quarter were $40.2 million, for a book-to-bill ratio of 1.91:1 for the quarter. Backlog was $69.1 million at the end of the third quarter of 2017.

TEST SYSTEMS YEAR-TO-DATE RESULTS
Sales in the first nine months of 2017 decreased 20.5% to $58.1 million compared with sales of $73.1 million for the same period in 2016, due to lower sales to the Semiconductor market. Sales to the Semiconductor market decreased $15.5 million compared with the same period in 2016.
Operating profit was $2.8 million, or 4.9% of sales, compared with $6.5 million, or 8.9% of sales, in the first nine months of 2016. E&D costs were $7.0 million in the first nine months of 2017 compared with $7.9 million in the same period in the prior year. SG&A costs declined to $8.4 million in the first nine months of 2017 compared with $9.8 million in the same period in 2016.
TEST SYSTEMS OUTLOOK
We expect sales for the Test Systems segment for 2017 to be in the range of $88 million to $91 million. The Test Systems segment’s backlog at the end of the third quarter of 2017 was $69.1 million with approximately $23.7 million expected to be shipped over the remaining part of 2017 and approximately $58.1 million scheduled to ship over the next 12 months.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities:
Cash provided by operating activities totaled $22.3 million for the first nine months of 2017, as compared with $25.2 million during the same period in 2016. Cash flow from operating activities decreased compared with the same period of 2016 primarily due to the impact of lower net income and lower increases in net operating assets for the first nine months of 2017 when compared with the first nine months of 2016.
Investing Activities:
Cash used for investing activities included $10.2 million for the acquisition of CCC, as well as capital expenditures, which were $9.7 million for the first nine months of 2017 compared with $9.9 million used in the same period of 2016. The Company expects capital spending in 2017 to be in the range of $17 million to $19 million.
Financing Activities:
The primary financing activities in 2017 relate to net borrowings on our senior credit facility to fund the acquisition of CCC and purchases of treasury stock as part of the buyback program.
The Company’s obligations under the Credit Agreement as amended are jointly and severally guaranteed by each domestic subsidiary of the Company other than a non-material subsidiary. The obligations are secured by a first priority lien on substantially all of the Company’s and the guarantors’ assets.
The Company's Credit Agreement consists of a $350 million revolving credit line with the option to increase the line by up to $150 million. The Credit Agreement expires January 13, 2021. On January 13, 2016, At September 30, 2017 there was $167.0 million outstanding on the revolving credit facility and there remains $181.9 million available, net of outstanding letters of credit. The credit facility allocates up to $20 million of the $350 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. At September 30, 2017, outstanding letters of credit totaled $1.1 million.
The maximum permitted leverage ratio of funded debt to Adjusted EBITDA (as defined in the Agreement) is 3.5 to 1, increasing to 4.0 to 1 for up to two fiscal quarters following the closing of an acquisition permitted under the Agreement. The Company’s leverage ratio was 2.12 to 1 at September 30, 2017. The Company will pay interest on the unpaid principal amount of the facility at a rate equal to one-, three- or six-month LIBOR plus between 137.5 basis points and 225 basis points based upon the Company’s leverage ratio. The Company will also pay a commitment fee to the lenders in an amount equal to between 17.5 basis points and 35 basis points on the undrawn portion of the credit facility, based upon the Company’s leverage ratio. The Company must also maintain a minimum interest coverage ratio (Adjusted EBITDA to interest expense) of 3.0 to 1 for the term of the Agreement. The Company’s interest coverage ratio was 20.2 to 1 at September 30, 2017.

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
BACKLOG
The Company’s backlog at September 30, 2017 was $302.3 million compared with $258.0 million at December 31, 2016 and $275.2 million at October 1, 2016.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table represents contractual obligations as of September 30, 2017:

	Payments Due by Period
(In thousands)	Total	2017	2018-2019	2019-2020		After 2020
Long-term Debt	$177,345	$682	$4,595	$171,172		$896
Purchase Obligations	118,478	67,634	50,427	417		—
Interest on Long-term Debt	16,212	1,267	9,868	5,065		12
Supplemental Retirement Plan and Post Retirement Obligations	22,243	104	826	811		20,502
Operating Leases	6,083	864	4,829	371	—	19
Other Long-term Liabilities	203	17	95	29		62
Total Contractual Obligations	$340,564	$70,568	$70,640	$177,865		$21,491
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
On October 26, 2017, we entered into an agreement to purchase substantially all of the assets of Telefonix, Incorporated and a related company, Product Development Technologies, LLC, for approximately $104 million in cash. The table above excludes any obligations or commitments related to this pending acquisition.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Market Risk in Item 2, above.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) by others within our organization to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based on this evaluation, as a result of the material weakness in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017.

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

The Company is implementing changes to the design and application of new controls and is making significant changes to the design of existing controls over information technology as well as controls related to the financial statement consolidation process. The Company has made progress towards remediation of the material weakness as of the date of this filing and expects to complete remediation by December 31, 2017. We will continue the process of enhancing our controls as well as continue to test their effectiveness over the remainder of 2017.

b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 6, 2015, the Regional State Court of Mannheim, Germany rendered its decision that the patent was infringed. The judgment does not require AES to recall products that are already installed in aircraft or have been sold to other end users.  On July 15, 2015, Lufthansa advised AES of their intention to enforce the accounting provisions of the decision, which required AES to provide certain financial information regarding sales of the infringing product to enable Lufthansa to make an estimate of requested damages. Additionally, if Lufthansa provides the required bank guarantee specified in the decision, the Company may be required to offer a recall of products that are in the distribution channels in Germany. No such bank guarantee has been issued to date. As of September 30, 2017, there are no products in the distribution channels in Germany.

The Company appealed to the Higher Regional Court of Karlsruhe.  On November 15, 2016, the Court issued its ruling and upheld the lower court’s decision.  The Company has submitted a petition to grant AES leave for appeal to the Federal Supreme Court. The Company believes it has valid defenses to refute the decision.  Should the Federal Supreme Court decide to hear the case, the appeal process is estimated to extend up to two years. We estimate AES’s potential exposure related to this matter to be approximately $1 million to $3 million. As loss exposure is not probable at this time, the Company has not recorded any liability with respect to this litigation as of September 30, 2017.

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

Lufthansa appealed the District Court's decision to the United States Court of Appeals for the Federal Circuit. On October 19, 2017, the Federal Circuit affirmed the district court’s decision, holding that the sole independent claim of the patent is indefinite, rending all claims on the patent indefinite. Lufthansa has until November 20, 2017, to ask for rehearing or rehearing en banc. If it does not file such a petition, it has until January 18, 2018, to file a petition for writ of certiorari with the U.S. Supreme Court. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to this litigation as of September 30, 2017.
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

Item 2. Unregistered sales of equity securities and use of proceeds
(c) The following table summarizes our purchases of our common stock for the quarter ended September 30, 2017.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that may yet be Purchased Under the Program (1)
July 2, 2017 - July 29, 2017	90,135	$30.29	90,135	$16,128,000
July 30, 2017 - August 26, 2017	588,402	$26.38	588,402	$606,000
August 27, 2017 - September 30, 2017 (2)	23,229	$26.09	23,229	$—

(1) On February 24, 2016, the Company’s Board of Directors authorized the repurchase of up to $50 million of common stock.

(2) The Company has repurchased approximately 1,675,000 shares and has completed the program.
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

ASTRONICS CORPORATION
(Registrant)
Date:	November 9, 2017	By:	/s/ David C. Burney
David C. Burney Executive Vice President and Chief Financial Officer (Principal Financial Officer)