Form 10-Q
period 2018-03-31
ASTRONICS CORP
filed 2018-05-10
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2018, 28,091,729 shares of common stock were outstanding consisting of 21,431,253 shares of common stock ($.01 par value) and 6,660,476 shares of Class B common stock ($.01 par value).

Part I – Financial Information
Item 1. Financial Statements
ASTRONICS CORPORATION
Consolidated Condensed Balance Sheets
March 31, 2018 with Comparative Figures for December 31, 2017
(In thousands)

	March 31, 2018	December 31, 2017
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$16,387	$17,914
Accounts Receivable, Net of Allowance for Doubtful Accounts	157,650	132,633
Inventories	159,961	150,196
Prepaid Expenses and Other Current Assets	15,895	14,586
Total Current Assets	349,893	315,329
Property, Plant and Equipment, Net of Accumulated Depreciation	124,762	125,830
Other Assets	19,693	15,659
Intangible Assets, Net of Accumulated Amortization	147,592	153,493
Goodwill	125,630	125,645
Total Assets	$767,570	$735,956
Current Liabilities:
Current Maturities of Long-term Debt	$2,478	$2,689
Accounts Payable	61,387	41,846
Accrued Expenses and Other Current Liabilities	36,510	38,749
Customer Advance Payments and Deferred Revenue	22,164	19,607
Total Current Liabilities	122,539	102,891
Long-term Debt	273,627	269,078
Other Liabilities	33,376	34,060
Total Liabilities	429,542	406,029
Shareholders’ Equity:
Common Stock	298	297
Accumulated Other Comprehensive Loss	(14,277)	(13,352)
Other Shareholders’ Equity	352,007	342,982
Total Shareholders’ Equity	338,028	329,927
Total Liabilities and Shareholders’ Equity	$767,570	$735,956
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Operations
Three Months Ended March 31, 2018 With Comparative Figures for 2017
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31, 2018	April 1, 2017
Sales	$179,059	$152,396
Cost of Products Sold	141,927	114,079
Gross Profit	37,132	38,317
Selling, General and Administrative Expenses	30,500	21,383
Income from Operations	6,632	16,934
Other Expense, Net of Other Income	375	310
Interest Expense, Net of Interest Income	2,331	1,133
Income Before Income Taxes	3,926	15,491
Provision for Income Taxes	632	3,904
Net Income	$3,294	$11,587
Earnings Per Share:
Basic	$0.12	$0.40
Diluted	$0.11	$0.38
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Comprehensive Income
Three Months Ended March 31, 2018 With Comparative Figures for 2017
(Unaudited)
(In thousands)

	Three Months Ended
	March 31, 2018	April 1, 2017
Net Income	$3,294	$11,587
Other Comprehensive Income:
Foreign Currency Translation Adjustments	233	395
Retirement Liability Adjustment – Net of Tax	215	131
Total Other Comprehensive Income	448	526
Comprehensive Income	$3,742	$12,113
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Cash Flows
Three Months Ended March 31, 2018
With Comparative Figures for 2017
(Unaudited)
(In thousands)

	Three Months Ended
	March 31, 2018	April 1, 2017
Cash Flows From Operating Activities:
Net Income	$3,294	$11,587
Adjustments to Reconcile Net Income to Cash Provided By Operating Activities:
Depreciation and Amortization	9,841	6,298
Provisions for Non-Cash Losses on Inventory and Receivables	564	535
Stock Compensation Expense	931	656
Deferred Tax Benefit	(1,128)	(516)
Other	(467)	(291)
Cash Flows from Changes in Operating Assets and Liabilities:
Accounts Receivable	(20,868)	(3,268)
Inventories	(18,204)	(5,957)
Accounts Payable	19,418	4,397
Accrued Expenses	(3,194)	(8,477)
Other Current Assets and Liabilities	(3,474)	(942)
Customer Advanced Payments and Deferred Revenue	10,482	(2,072)
Income Taxes	1,303	4,038
Supplemental Retirement and Other Liabilities	448	382
Cash (Used For) Provided By Operating Activities	(1,054)	6,370
Cash Flows From Investing Activities:
Capital Expenditures	(4,346)	(2,767)
Cash Used For Investing Activities	(4,346)	(2,767)
Cash Flows From Financing Activities:
Proceeds from Long-term Debt	15,000	—
Payments for Long-term Debt	(10,705)	(6,657)
Purchase of Outstanding Shares for Treasury	—	(4,413)
Debt Acquisition Costs	(516)	—
Proceeds from Exercise of Stock Options	160	295
Cash Provided By (Used For) Financing Activities	3,939	(10,775)
Effect of Exchange Rates on Cash	(66)	34
Decrease in Cash and Cash Equivalents	(1,527)	(7,138)
Cash and Cash Equivalents at Beginning of Period	17,914	17,901
Cash and Cash Equivalents at End of Period	$16,387	$10,763
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Notes to Consolidated Condensed Financial Statements
March 31, 2018
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
Operating Results
The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.
For further information, refer to the financial statements and footnotes thereto included in Astronics Corporation’s 2017 annual report on Form 10-K.
Description of the Business
Astronics Corporation (“Astronics” or the “Company”) is a leading provider of advanced technologies to the global aerospace, defense, electronics and semiconductor industries. Our products and services include advanced, high-performance electrical power generation, distribution and motion systems, lighting and safety systems, avionics products, systems and certification, aircraft structures and automated test systems.
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
On December 1, 2017, Astronics acquired substantially all of the assets of Telefonix Inc. and a related company, Product Development Technologies, LLC and its subsidiaries, to become CSC, primarily located in Waukegan and Lake Zurich, Illinois. CSC designs and manufactures advanced in-flight entertainment and connectivity equipment, and provides industry leading design consultancy services for the global aerospace industry. CSC is included in our Aerospace Segment.
For additional information regarding these acquisitions see Note 18.
Cost of Products Sold, Engineering and Development and Selling, General and Administrative Expenses
Cost of products sold includes the costs to manufacture products such as direct materials and labor and manufacturing overhead as well as all engineering and development costs. The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. These costs are expensed when incurred and included in cost of products sold. Research and development, design and related engineering amounted to $28.9 million and $22.9 million for the three months ended March 31, 2018 and April 1, 2017, respectively. Selling, general and administrative expenses include costs primarily related to our sales and marketing departments and administrative departments. Interest expense is shown net of interest income. Interest income was insignificant for the three months ended March 31, 2018 and April 1, 2017.

Foreign Currency Translation
The aggregate transaction gain or loss included in operations was insignificant for the three months ended March 31, 2018 and April 1, 2017.
Precontract Costs
The Company may, from time to time, incur costs in excess of the amounts required for existing contracts. If it is determined the costs are probable of recovery from future orders, the precontract costs incurred are capitalized, excluding start-up costs which are expensed as incurred. Capitalized precontract costs are included in Inventories in the accompanying Consolidated Balance Sheets. Should future orders not materialize or it is determined the costs are no longer probable of recovery, the capitalized costs are written off.  Included in inventories at March 31, 2018 are capitalized precontract costs of $8.4 million.
Newly Adopted and Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), that, together with several subsequent updates, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. ASU 2014-09 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 also provides for enhanced disclosure requirements surrounding revenue recognition.
Prior to the adoption of ASU 2014-09, revenue on a significant portion of our contracts had been recognized at the time of shipment of goods, transfer of title and customer acceptance, as required. Our revenue transactions generally consist of a single performance obligation to transfer promised goods and are not accounted for under industry-specific guidance. We have retained much of the same accounting treatment used to recognize revenue under the prior standard. However, the adoption of ASU 2014-09 required us to accelerate the recognition of revenue as compared to the prior standard, for certain customers, in cases where we produce products unique to those customers; and for which we would have an enforceable right of payment, inclusive of profit, for production completed to date.
We adopted ASU 2014-09 on January 1, 2018 using the modified retrospective method, which required the recognition of the cumulative effect of the transition as an adjustment to retained earnings. The Company elected to apply the standard only to open contracts as of January 1, 2018. Based on the application of the changes described above, we recognized a transition adjustment of $3.3 million, net of tax effects, which increased our January 1, 2018 retained earnings. Based on our existing operations, ASU 2014-09 is not expected to have a material impact to net earnings for the year ended December 31, 2018. Refer to Note 2 for additional information.
During the first quarter of 2018, the Company early-adopted ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows for a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The Company applied the guidance as of the beginning of the period of adoption and reclassified approximately $1.4 million from accumulated other comprehensive loss to retained earnings due to the change in federal corporate tax rate.
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
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other Than Inventory, which requires entities to recognize income tax consequences of intra-entity transfers of assets, other than inventory, when the transfer occurs rather than when the asset is sold to a third party as is the case under current GAAP. The Company adopted ASU 2016-16 effective January 1, 2018, and such adoption did not have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. The ASU requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities (collectively, the set) is not a business. To be considered a business, the set would need to include an input and a substantive process that together significantly contribute to the ability to create outputs. The standard also narrows the definition of outputs. The definition of a business affects areas of accounting such as acquisitions, disposals and goodwill. Under the new guidance, fewer acquired sets are expected to be considered businesses. The Company adopted ASU 2017-01 effective January 1, 2018. The Company will apply this guidance to applicable transactions after the adoption date on a prospective basis. No applicable transactions have occurred as of March 31, 2018.
In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU changes how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost in the income statement. This ASU was adopted as of January 1, 2018 on a retrospective basis. Under the new standard, only the service cost component of net periodic benefit cost would be included in operating expenses. All other net periodic benefit costs components (such as interest cost, prior service cost amortization and actuarial gain/loss amortization) would be reported outside of operating income. These include components totaling $0.5 million and $0.4 million for the periods ended March 31, 2018 and April 1, 2017, respectively, that no longer are included within Selling, General and Administrative Expenses and instead are reported outside of income from operations, within Other Expense, Net of Other Income in our Consolidated Statements of Operations.
In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting, that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. The general model for accounting for modifications of share-based payment awards is to record the incremental value arising from the changes as additional compensation cost. Under the new standard, fewer changes to the terms of an award would require accounting under this modification model. This ASU was adopted as of January 1, 2018. As the Company has not made changes to the terms or conditions of its issued share-based payment awards, this ASU had no impact on our consolidated results of operations and financial condition.
2) Revenue
As discussed in Note 1, we adopted ASU 2014-09 on January 1, 2018 using the modified retrospective method, which required the recognition of the cumulative effect of the transition as an adjustment to retained earnings.
Revenue is recognized when, or as, the Company transfers control of promised products or services to a customer in an amount that reflects the consideration the Company expects to be entitled in exchange for transferring those products or service.
Payment terms and conditions vary by contract, although terms generally include a requirement of payment within a range from 30 to 60 days, or in certain cases, up-front deposits. In circumstances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that the Company's contracts generally do not include a significant financing component. Taxes collected from customers, which are subsequently remitted to governmental authorities, are excluded from sales.
The Company recognizes an asset for the incremental, material costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year. As of March 31, 2018, the Company does not have such incremental, material costs on any open contracts with an original expected duration of greater than one year, and therefore, we expense such costs as incurred. These incremental costs include, but are not limited to, sales commissions incurred to obtain a contract with a customer.
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and is, therefore, not distinct. Promised goods or services that are immaterial in the context of the contract are not separately assessed as performance obligations.
Some of our contracts have multiple performance obligations, most commonly due to the contract covering multiple phases of the product lifecycle (development, production, maintenance and support). For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which we forecast our expected costs of satisfying a performance obligation and then add an appropriate margin for that distinct good or service. Shipping and handling activities that occur after the customer has obtained control of the good are considered fulfillment activities, not performance obligations.

Some of our contracts offer price discounts or free units after a specified volume has been purchased.  The Company evaluates these options to determine whether they provide a material right to the customer, or represent a separate performance obligation. If the option provides a material right to the customer, revenue is recognized when those future goods or services are transferred or when the option expires.
Contract modifications are routine in the performance of our contracts. Contracts are often modified to account for changes in contract specifications or requirements. In most instances, contract modifications are for goods or services that are not distinct, and, therefore, are accounted for as part of the existing contract. The aggregate effect of all modifications as of the period beginning January 1, 2018 has been reflected when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price. Contracts modified prior to January 1, 2018 have not been retrospectively restated.
The majority of the Company’s revenue from contracts with customers is recognized when the customer obtains control of the promised product, which is generally upon delivery and acceptance by the customer.  These contracts may provide credits or incentives, which are accounted for as variable consideration.  Variable consideration is estimated at the most likely amount to predict the consideration to which the Company will be entitled, and only to the extent it is probable that a subsequent change in estimate will not result in a significant revenue reversal when estimating the amount of revenue to recognize.  Variable consideration is treated as a change to the sales transaction price and based largely on an assessment of all information (i.e., historical, current and forecasted) that is reasonably available to the Company, and estimated at contract inception and updated at the end of each reporting period as additional information becomes available. Most of our contracts do not contain rights to return product; where this right does exist, it is evaluated as possible variable consideration.
For contracts with customers in which the Company satisfies a promise to the customer to provide a product that has no alternative use to the Company and the Company has enforceable rights to payment for progress completed to date inclusive of profit, the Company satisfies the performance obligation and recognizes revenue over time, using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations.  Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer.  Contract costs include labor, material and overhead.
The Company also recognizes revenue from service contracts (including service-type warranties) over time.  The Company recognizes revenue over time during the term of the agreement as the customer is simultaneously receiving and consuming the benefits provided throughout the Company’s performance.  Therefore, due to control transferring over time, the Company recognizes revenue on a straight-line basis throughout the contract period.
Approximately 5% of revenue for the three months ending March 31, 2018 was recognized over time.
On March 31, 2018, we had $398.6 million of remaining performance obligations, which we refer to as total backlog. We expect to recognize approximately $356.1 million of our remaining performance obligations as revenue in 2018.
We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of  ASU 2014-09, were as follows (in thousands):

Balance Sheet	Balance at December 31, 2017	Adjustments Due to ASU 2014-09	Balance at January 1, 2018
Assets
Accounts Receivable, Net of Allowance for Doubtful Accounts	$132,633	$4,005	$136,638
Inventories	$150,196	$(7,957)	$142,239

Liabilities
Accrued Income Taxes	$261	$1,028	$1,289
Customer Advance Payments and Deferred Revenue	$19,607	$(8,176)	$11,431
Deferred Income Taxes	$5,121	$(72)	$5,049

Equity
Retained Earnings	$325,191	$3,268	$328,459

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated income statement and balance sheet was as follows (in thousands):

	For the Three Months Ended March 31, 2018
Income Statement	As Reported	Effect of Change Higher/(Lower)	Balances Without Adoption of ASU 2014-09
Revenues
Aerospace	$164,600	$658	$163,942
Test Systems	$14,459	$1,961	$12,498

Costs and Expenses
Cost of Products Sold	$141,927	$1,347	$140,580
Provision for Income Taxes	$632	$293	$339

Net Income	$3,294	$979	$2,315

	March 31, 2018
Balance Sheet	As Reported	Effect of Change Higher/(Lower)	Balances Without Adoption of ASU 2014-09
Assets
Accounts Receivable, Net of Allowance for Doubtful Accounts	$157,650	$5,859	$151,791
Inventories	$159,961	$(9,366)	$169,327

Liabilities
Accrued Expenses and Other Current Liabilities	$36,510	$639	$35,871
Customer Advance Payments and Deferred Revenue	$22,164	$(9,004)	$31,168
Other Liabilities	$33,376	$611	$32,765

Equity
Other Shareholders' Equity	$352,007	$4,247	$347,760

Costs in excess of billings includes unbilled amounts resulting from revenues under contracts with customers that are satisfied over time and when the cost-to-cost measurement method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer, and right to payment is not just subject to the passage of time. Amounts may not exceed their net realizable value. Costs in excess of billings are classified as current assets, within Accounts Receivable, Net of Allowance for Doubtful Accounts on our Consolidated Balance Sheet.
Billings in excess of cost includes billings in excess of revenue recognized as well as deferred revenue, which includes advanced payments, up-front payments, and progress billing payments. Billings in excess of cost are classified as current liabilities, reported in our Consolidated Balance Sheet within Customer Advance Payments and Deferred Revenue. To determine the revenue recognized in the period from the beginning balance of billings in excess of cost, the contract liability as of the beginning of the period is recognized as revenue on a contract-by-contract basis when the Company incurs costs to satisfy the performance obligation related to the individual contract. Once the beginning contract liability balance for an individual contract has been fully recognized as revenue, any additional payments received in the period are recognized as revenue once the related costs have been incurred.
Revenue recognized in 2018 that was included in the contract liability balance at the beginning of the year was $3.2 million.

The Company's contract assets and contract liabilities consist of costs in excess of billings and billings in excess of cost, respectively. The following table presents the beginning and ending balances of contract assets and contract liabilities during the three months ended March 31, 2018 (in thousands):

	Contract Assets	Contract Liabilities
Beginning Balance, January 1, 2018 (1)	$24,423	$11,431
Ending Balance, March 31, 2018	$18,966	$22,164
(1) Due to the adoption of ASU 2014-09 effective January 1, 2018, the Company recorded a transition adjustment to the opening balance of Contract Assets and Contract Liabilities at January 1, 2018. Refer to the cumulative effect of the changes table above for further explanation of the changes made to our consolidated January 1, 2018 balance sheet.

The following table presents our revenue disaggregated by Market Segments (in thousands):

	Three Months Ended
	3/31/2018	4/1/2017
Aerospace Segment
Commercial Transport	$133,050	$109,723
Military	14,015	15,146
Business Jet	10,664	7,536
Other	6,871	4,422
Aerospace Total	164,600	136,827

Test Systems Segment
Semiconductor	7,060	4,631
Aerospace & Defense	7,399	10,938
Test Systems Total	14,459	15,569

Total	$179,059	$152,396
The following table presents our revenue disaggregated by Product Lines (in thousands):

	Three Months Ended
	3/31/2018	4/1/2017
Aerospace Segment
Electrical Power & Motion	$72,678	$72,444
Lighting & Safety	41,642	42,670
Avionics	33,023	9,136
Systems Certification	4,783	2,159
Structures	5,603	5,996
Other	6,871	4,422
Aerospace Total	164,600	136,827

Test Systems	14,459	15,569

Total	$179,059	$152,396
3) Inventories
Inventories are as follows:

(In thousands)	March 31, 2018	December 31, 2017
Finished Goods	$29,032	$35,193
Work in Progress	44,930	33,219
Raw Material	85,999	81,784
	$159,961	$150,196
4) Property, Plant and Equipment
The following table summarizes Property, Plant and Equipment as follows:

(In thousands)	March 31, 2018	December 31, 2017
Land	$11,266	$11,237
Buildings and Improvements	82,156	81,872
Machinery and Equipment	107,959	105,827
Construction in Progress	9,953	9,761
	211,334	208,697
Less Accumulated Depreciation	86,572	82,867
	$124,762	$125,830
5) Intangible Assets
The following table summarizes acquired intangible assets as follows:

		March 31, 2018		December 31, 2017
(In thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	11 Years	$2,146	$1,651	$2,146	$1,629
Non-compete Agreement	4 Years	10,900	2,435	10,900	1,687
Trade Names	10 Years	11,516	4,381	11,492	4,114
Completed and Unpatented Technology	10 Years	38,155	12,938	38,114	11,931
Backlog	2 Years	14,424	13,864	14,424	12,184
Customer Relationships	15 Years	138,043	32,323	137,967	30,005
Total Intangible Assets	12 Years	$215,184	$67,592	$215,043	$61,550
All acquired intangible assets other than goodwill and one trade name are being amortized. Amortization expense for acquired intangibles is summarized as follows:

	Three Months Ended
(In thousands)	March 31, 2018	April 1, 2017
Amortization Expense	$6,001	$2,618

Amortization expense for acquired intangible assets expected for 2018 and for each of the next five years is summarized as follows:

(In thousands)
2018	$19,372
2019	16,700
2020	15,975
2021	14,065
2022	13,631
2023	12,463
6) Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the three months ended March 31, 2018:

(In thousands)	December 31, 2017	Acquisition/Adjustments	Foreign Currency Translation	March 31, 2018
Aerospace	$125,645	$(141)	$126	$125,630
Test Systems	—	—	—	—
	$125,645	$(141)	$126	$125,630
7) Long-term Debt and Notes Payable
The Company's Fourth Amended and Restated Credit Agreement (the “Original Facility”) provided for a $350 million revolving credit line with the option to increase the line by up to $150 million. The maturity date of the Original Facility was January 13, 2021. On February 16, 2018, the Company modified and extended the Original Facility by entering into the Fifth Amended and Restated Credit Agreement (the “Agreement”), which provides for a $500 million revolving credit line with the option to increase the line by up to $150 million. A new lender was added to the facility as well. The outstanding balance of the Original Facility was rolled into the Agreement on the date of closing. The maturity date of the loans under the Agreement is February 16, 2023. At March 31, 2018, there was $267.0 million outstanding on the revolving credit facility and there remains $231.9 million available, net of outstanding letters of credit. The credit facility allocates up to $20 million of the $500 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. At March 31, 2018, outstanding letters of credit totaled $1.1 million.
The maximum permitted leverage ratio of funded debt to Adjusted EBITDA (as defined in the Agreement) is 3.75 to 1, increasing to 4.50 to 1 for up to four fiscal quarters following the closing of an acquisition permitted under the Agreement, subject to limtations. The Company’s leverage ratio was 3.19 to 1 at March 31, 2018. The Company will pay interest on the unpaid principal amount of the facility at a rate equal to one-, three- or six-month LIBOR plus between 1.00% and 1.50% based upon the Company’s leverage ratio. The Company will also pay a commitment fee to the lenders in an amount equal to between 0.10% and 0.20% on the undrawn portion of the credit facility, based upon the Company’s leverage ratio.
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

8) Product Warranties
In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship typically over periods ranging from 12 to 60 months. The Company determines warranty reserves needed by product line based on experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended
(In thousands)	March 31, 2018	April 1, 2017
Balance at Beginning of Period	$5,136	$4,675
Warranties Issued	567	467
Warranties Settled	(640)	(707)
Reassessed Warranty Exposure	52	(78)
Balance at End of Period	$5,115	$4,357
9) Income Taxes
The effective tax rates were approximately 16.1% and 25.2% for the three months ended March 31, 2018 and April 1, 2017, respectively. The 2018 tax rates were favorably impacted related to the applicable year's statutory rate by the federal research and development tax credit.
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Act”). The legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Act permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a 21% rate, effective January 1, 2018.
While the Act provides for a territorial tax system, beginning in 2018, it includes the foreign-derived intangible income (“FDII”) and global intangible low-taxed income (“GILTI”) provisions. The Company elected to account for GILTI tax in the period in which it is incurred. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The GILTI tax expense resulted from required allocations of interest expense to the GILTI income, which created a U.S. foreign tax credit limitation. The FDII provisions allow for a deduction equal to a percentage of the foreign-derived intangible income of a domestic corporation. As a result of these provisions, net, the Company’s effective tax rate decreased approximately 0.5% for the three months ended March 31, 2018.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. The Company recognized provisional tax impacts related to the deemed repatriated earnings and the revaluation of deferred tax assets and liabilities in its consolidated financial statements for the year ended December 31, 2017. During the three months ended March 31, 2018, the Company did not make any adjustments to its provisional amounts included in its consolidated financial statements for the year ended December 31, 2017. The company is still obtaining and analyzing historical records and finalizing its calculation of these provisional amounts. The accounting is expected to be completed in the fourth quarter of 2018 after the 2017 U.S. corporate income tax return is filed.

10) Shareholders’ Equity
The changes in shareholders’ equity for the three months ended March 31, 2018 are summarized as follows:

		Number of Shares
(Dollars and Shares in thousands)	Amount	Common Stock	Convertible Class B Stock
Shares Authorized		40,000	15,000
Share Par Value		$0.01	$0.01
COMMON STOCK
Beginning of Period	$297	22,861	6,852
Conversion of Class B Shares to Common Shares	—	226	(226)
Exercise of Stock Options	1	19	34
End of Period	$298	23,106	6,660
ADDITIONAL PAID IN CAPITAL
Beginning of Period	$67,791
Stock Compensation Expense	931
Exercise of Stock Options	159
End of Period	$68,881
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of Period	$(13,352)
Adoption of ASU 2018-02	(1,373)
Foreign Currency Translation Adjustment	233
Retirement Liability Adjustment – Net of Tax	215
End of Period	$(14,277)
RETAINED EARNINGS
Beginning of Period	$325,191
Adoption of ASU 2014-09	3,268
Adoption of ASU 2018-02	1,373
Net Income	3,294
End of Period	$333,126
TREASURY STOCK
Beginning of Period	$(50,000)	(1,675)
Purchase	—	—
End of Period	$(50,000)	(1,675)
TOTAL SHAREHOLDERS’ EQUITY
Beginning of Period	$329,927

End of Period	$338,028	21,431	6,660

On February 24, 2016, the Company’s Board of Directors authorized the repurchase of up to $50 million of common stock (the “Buyback Program”). The Buyback Program allowed the Company to purchase shares of its common stock in accordance with applicable securities laws on the open market or through privately negotiated transactions. The Company has repurchased approximately 1,675,000 shares and has completed that program. On December 12, 2017, the Company’s Board of Directors authorized an additional repurchase of up to $50 million. No amounts have been repurchased under the new program as of March 31, 2018.

11) Earnings Per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended
(In thousands)	March 31, 2018	April 1, 2017
Weighted Average Shares - Basic	28,071	29,102
Net Effect of Dilutive Stock Options	637	1,080
Weighted Average Shares - Diluted	28,708	30,182
Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted earnings per share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. The number of common shares covered by out-of-the-money stock options were insignificant as of March 31, 2018.
12) Accumulated Other Comprehensive Loss and Other Comprehensive Income
The components of accumulated other comprehensive loss are as follows:

(In thousands)	March 31, 2018	December 31, 2017
Foreign Currency Translation Adjustments	$(4,232)	$(4,465)
Retirement Liability Adjustment – Before Tax	(12,715)	(12,988)
Tax Benefit of Retirement Liability Adjustment	4,043	4,101
Adoption of ASU 2018-02	(1,373)	—
Retirement Liability Adjustment – After Tax	(10,045)	(8,887)
Accumulated Other Comprehensive Loss	$(14,277)	$(13,352)
The components of other comprehensive income are as follows:

	Three Months Ended
(In thousands)	March 31, 2018	April 1, 2017
Foreign Currency Translation Adjustments	$233	$395
Retirement Liability Adjustments:
Reclassifications to General and Administrative Expense:
Amortization of Prior Service Cost	101	101
Amortization of Net Actuarial Losses	172	101
Tax Benefit	(58)	(71)
Retirement Liability Adjustment	215	131
Other Comprehensive Income	$448	$526

13) Supplemental Retirement Plan and Related Post Retirement Benefits
The Company has two non-qualified supplemental retirement defined benefit plans (“SERP” and “SERP II”) for certain executive officers. The following table sets forth information regarding the net periodic pension cost for the plans.

	Three Months Ended
(In thousands)	March 31, 2018	April 1, 2017
Service Cost	$50	$46
Interest Cost	225	224
Amortization of Prior Service Cost	97	97
Amortization of Net Actuarial Losses	157	93
Net Periodic Cost	$529	$460
Participants in the SERP are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The following table sets forth information regarding the net periodic cost recognized for those benefits:

	Three Months Ended
(In thousands)	March 31, 2018	April 1, 2017
Service Cost	$4	$2
Interest Cost	11	10
Amortization of Prior Service Cost	4	4
Amortization of Net Actuarial Losses	15	8
Net Periodic Cost	$34	$24
14) Sales to Major Customers
The Company has a significant concentration of business with two major customers, each in excess of 10% of consolidated sales. The loss of either of these customers would significantly, negatively impact our sales and earnings.
Sales to these two customers represented 20% and 16% of consolidated sales for the three months ended March 31, 2018. Sales to these customers were in the Aerospace segment. Accounts receivable from these customers at March 31, 2018 was approximately $32.2 million. Sales to these two customers represented 24% and 18% of consolidated sales for the three months ended April 1, 2017.
15) Legal Proceedings

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

On December 29, 2010, Lufthansa Technik AG (“Lufthansa”) filed a Statement of Claim in the Regional State Court of Mannheim, Germany. Lufthansa’s claim asserts that our subsidiary, AES, sold, marketed, and brought into use in Germany a power supply system that infringes upon a German patent held by Lufthansa. Lufthansa sought an order requiring AES to stop selling and marketing the allegedly infringing power supply system, a recall of allegedly infringing products sold to commercial customers in Germany since November 26, 2003, and compensation for damages related to direct sales of the allegedly infringing power supply system in Germany (referred to as “direct sales”). The claim does not specify an estimate of damages and a related damages claim is being pursued by Lufthansa in separate court proceedings in an action filed in July 2017, as further discussed below.
In February 2015, the Regional State Court of Mannheim, Germany rendered its decision that the patent was infringed. The judgment does not require AES to recall products that are already installed in aircraft or have been sold to other end users. On July 15, 2015, Lufthansa advised AES of their intention to enforce the accounting provisions of the decision, which required

AES to provide certain financial information regarding direct sales of the infringing product in Germany to enable Lufthansa to make an estimate of requested damages. Additionally, if Lufthansa provides the required bank guarantee specified in the decision, the Company may be required to offer a recall of products that are in the distribution channels in Germany. No such bank guarantee has been issued to date. As of March 31, 2018, there are no products subject to the order in the distribution channels in Germany.
The Company appealed to the Higher Regional Court of Karlsruhe. On November 15, 2016, the Court issued its ruling and upheld the lower court’s decision. The Company submitted a petition to grant AES leave for appeal to the German Federal Supreme Court. On April 18, 2018, the German Federal Supreme Court granted Astronics’ petition in part, namely with respect to the part concerning the amount of damages. We estimate that the German Federal Supreme Court will provide its ruling on this issue in late 2018 or in early 2019.
In July 2017, Lufthansa filed an action in the Regional State Court of Mannheim for payment of damages caused by the alleged patent infringement of AES, related to direct sales of the allegedly infringing product in Germany (associated with the original December 2010 action discussed above). In this action, which was served to AES on April 11, 2018, Lufthansa claims payment of approximately $6.2 million plus interest. According to AES's assessment, this claim is significantly higher than justified. We estimate AES’s potential exposure to be approximately $1 million to $3 million, and have recorded a reserve of $1 million associated with this matter which is management's best estimate of the probable exposure. Such amount is recorded within Other Accrued Expenses and Selling, General and Administrative Expenses in the accompanying financial statements as of and for the three month period ended March 31, 2018. An oral hearing has been scheduled on November 16, 2018. A first instance decision is in this matter is expected in early 2019.
On December 29, 2017, Lufthansa filed another infringement action against AES in the Regional State Court of Mannheim claiming that sales by AES to its international customers have infringed Lufthansa's patent if AES's customers later shipped the products to Germany (referred to as "indirect sales"). This action, therefore, addresses sales other than those covered by the action filed on December 29, 2010, discussed above. In this action, served on April 11, 2018, Lufthansa seeks an order obliging AES to provide information and accounting and a finding that AES owes damages for the attacked indirect sales. AES will vigorously defend against the action. No amount of claimed damages has been specified by Lufthansa and such amount is not quantifiable at this time. A first instance decision in this matter is expected in early 2019. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to this litigation as of March 31, 2018.
In December 2017, Lufthansa filed patent infringement cases in the United Kingdom and in France against AES. AES has been served in the case in France, but not in the case in the United Kingdom. In those cases, Lufthansa accuses AES of manufacturing, using, selling and offering for sale a power supply system that infringes upon a Lufthansa patent in those respective countries. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to these matters as of March 31, 2018.
On November 26, 2014, Lufthansa filed a complaint in the United States District for the Western District of Washington. Lufthansa’s complaint in that action alleges that AES manufactures, uses, sells and offers for sale a power supply system that infringes upon a U.S. patent held by Lufthansa. The patent at issue in the U.S. action is based on technology similar to that involved in the German action. On April 25, 2016, the Court issued its ruling on claim construction, holding that the sole independent claim in the patent is indefinite, rendering all claims in the patent indefinite. Based on this ruling, AES filed a motion for summary judgment on the grounds that the Court’s ruling that the patent is indefinite renders the patent invalid and unenforceable. On July 20, 2016, the U.S. District Court granted the motion for summary judgment and issued an order dismissing all claims against AES with prejudice.
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

16) Segment Information
Below are the sales and operating profit by segment for the three months ended March 31, 2018 and April 1, 2017 and a reconciliation of segment operating profit to income before income taxes. Operating profit is net sales less cost of products sold and other operating expenses excluding interest and corporate expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment.

	Three Months Ended
(Dollars in thousands)	March 31, 2018	April 1, 2017
Sales
Aerospace	$164,600	$136,827
Test Systems	14,459	15,569
Total Consolidated Sales	$179,059	$152,396
Operating Profit (Loss) and Margins
Aerospace	$13,115	$19,754
	8.0%	14.4%
Test Systems	(1,929)	318
	(13.3)%	2.0%
Total Operating Profit	11,186	20,072
	6.2%	13.2%
Deductions from Operating Profit
Interest Expense, Net of Interest Income	2,331	1,133
Corporate Expenses and Other	4,929	3,448
Income Before Income Taxes	$3,926	$15,491
Total Assets:

(In thousands)	March 31, 2018	December 31, 2017
Aerospace	$628,129	$621,047
Test Systems	113,467	90,859
Corporate	25,974	24,050
Total Assets	$767,570	$735,956

17) Fair Value
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

On a Recurring Basis:
A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. There were no financial assets or liabilities carried at fair value measured on a recurring basis at December 31, 2017 or March 31, 2018.
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
Due to their short-term nature, the carrying value of cash and equivalents, accounts receivable, accounts payable, and notes payable approximate fair value. The carrying value of the Company’s variable rate long-term debt instruments also approximates fair value due to the variable rate feature of these instruments. As of March 31, 2018, the Company concluded that no indicators of impairment relating to intangible assets or goodwill existed and an interim test was not performed.
18) Acquisitions
Astronics Custom Control Concepts, Inc.
On April 3, 2017, Astronics Custom Control Concepts Inc., a wholly owned subsidiary of the Company, acquired substantially all the assets and certain liabilities of Custom Control Concepts LLC (“CCC”), located in Kent, Washington. CCC is a provider of cabin management and in-flight entertainment systems for a range of aircraft. The total consideration for the transaction was approximately $10.2 million, net of $0.5 million in cash acquired. All of the goodwill and purchased intangible assets are expected to be deductible for tax purposes over 15 years. The purchase price allocation for this acquisition has been finalized. CCC is included in our Aerospace segment.
Astronics Connectivity Systems and Certifications Corp.
On December 1, 2017, Astronics acquired substantially all of the assets of Telefonix Inc. and a related company, Product Development Technologies, LLC and its subsidiaries, to become Astronics Connectivity Systems and Certifications Corp. ("CSC"), primarily located in Waukegan and Lake Zurich, Illinois. CSC designs and manufactures advanced in-flight entertainment and connectivity equipment, and provides industry-leading design consultancy services for the global aerospace industry. The total consideration for the transaction was approximately $103.8 million, net of $0.2 million in cash acquired. All of the goodwill and purchased intangible assets are expected to be deductible for tax purposes over 15 years. CSC is included in our Aerospace Segment. The purchase price allocation for this acquisition has not yet been finalized.
Refer to the Company's annual report on form 10-K for the fiscal year ended December 31, 2017 for further details on the assets acquired and liabilities assumed.  There have been no significant changes to the preliminary allocation of purchase price in the three months ended March 31, 2018.

The following summary, prepared on a pro forma basis, combines the consolidated results of operations of the Company with those of CSC as if the acquisition took place on January 1, 2017. The pro forma consolidated results include the impact of certain adjustments, including increased interest expense on acquisition debt, amortization of purchased intangible assets and income taxes.

	Unaudited
(in thousands, except earnings per share)	March 31, 2018	April 1, 2017 as reported	April 1, 2017 Pro Forma
Sales	$179,059	$152,396	$164,604
Net income	$3,294	$11,587	$10,352
Basic earnings per share	$0.12	$0.40	$0.36
Diluted earnings per share	$0.11	$0.38	$0.34
The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the three months ended April 1, 2017. In addition, they are not intended to be a projection of future results.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10-K for the year ended December 31, 2017.)
OVERVIEW
Astronics Corporation (“Astronics” or the “Company”) is a leading provider of advanced technologies to the global aerospace, defense, electronics and semiconductor industries. Our products and services include advanced, high-performance electrical power generation, distribution and motion systems, lighting and safety systems, avionics products, aircraft structures, systems certification, aircraft structures, and automated test systems.
Our Aerospace segment designs and manufactures products for the global aerospace industry. Product lines include lighting and safety systems, electrical power generation, distribution and motion systems, aircraft structures, avionics products, systems certification, connectivity and other products. Our Aerospace customers are the airframe manufacturers ("OEM") that build aircraft for the commercial, military and general aviation markets, suppliers to those OEM’s, aircraft operators such as airlines and branches of the U.S. Department of Defense as well as the Federal Aviation Administration and airport operators. Our Test Systems segment designs, develops, manufactures and maintains automated test systems that support the semiconductor, aerospace, communications and weapons test systems as well as training and simulation devices for both commercial and military applications. In the Test Systems segment, Astronics’ products are sold to a global customer base including OEM's and prime government contractors for both electronics and military products.
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
ACQUISITIONS
Astronics Custom Control Concepts, Inc.
On April 3, 2017, Astronics Custom Control Concepts Inc., a wholly owned subsidiary of the Company, acquired substantially all the assets and certain liabilities of Custom Control Concepts LLC (“CCC”), located in Kent, Washington. CCC is a provider of cabin management and in-flight entertainment systems for a range of aircraft. The total consideration for the transaction was approximately $10.2 million, net of $0.5 million in cash acquired. The purchase price allocation for this acquisition has been finalized. CCC is included in our Aerospace segment.

Astronics Connectivity Systems and Certifications Corp.
On December 1, 2017, Astronics acquired substantially all of the assets of Telefonix Inc. and a related company, Product Development Technologies, LLC and its subsidiaries, to become Astronics Connectivity Systems and Certifications Corp. ("CSC"), primarily located in Waukegan and Lake Zurich, Illinois. CSC designs and manufactures advanced in-flight entertainment and connectivity equipment, and provides industry leading design consultancy services for the global aerospace industry. Under the terms of the Agreement, the total consideration for the transaction was approximately $103.8 million, net of $0.2 million in cash acquired. The purchase price allocation for this acquisition has not been finalized. CSC is included in our Aerospace segment.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Three Months Ended
(Dollars in thousands)	March 31, 2018	April 1, 2017
Sales	$179,059	$152,396
Gross Profit (sales less cost of products sold)	$37,132	$38,317
Gross Margin	20.7%	25.1%
Selling, General and Administrative Expenses	$30,500	$21,383
SG&A Expenses as a Percentage of Sales	17.0%	14.0%
Interest Expense, Net of Interest Income	$2,331	$1,133
Effective Tax Rate	16.1%	25.2%
Net Income	$3,294	$11,587
A discussion by segment can be found at “Segment Results of Operations and Outlook” in this MD&A.
CONSOLIDATED FIRST QUARTER RESULTS
Consolidated sales were up $26.7 million from the same period last year. Aerospace segment sales of $164.6 million were up $27.8 million and Test Systems segment sales of $14.5 million were down $1.1 million. Organic revenue was $154.0 million, up 1% compared with the same prior year period. The 2018 first quarter included $25.1 million in sales from the Acquired Businesses all in the Aerospace segment.
Consolidated cost of products sold was $141.9 million in the first quarter of 2018 compared with $114.1 million in the first quarter of 2017. Consolidated cost of products sold in the first quarter of 2018 increased due to higher sales, as well as several expenses that are expected to decrease or not recur through the remainder of 2018, including $1.3 million in expense related to the fair value step-up of inventory from the Acquired Businesses, which is now fully expensed. Another factor impacting cost of products sold in the quarter was a program charge of $2.1 million recognized due to the revision of estimated costs to complete a long-term contract assumed with the acquisition of the CCC business. Cost of products sold was impacted as well by the change in product mix, higher organic Engineering and Development ("E&D") costs and market pricing pressures primarily relating to cabin power, which increased costs of products sold.
Organic E&D costs were $24.3 million in the quarter, compared with $22.9 million in last year’s first quarter. As a percent of organic sales, organic E&D costs were 15.8% and 15.0% in the first quarters of 2018 and 2017, respectively. The Acquired Businesses incurred E&D costs of $4.6 million in the first quarter, which equates to 18.3% of acquired revenue.
Selling, general and administrative (“SG&A”) expenses were up $9.1 million to $30.5 million, or 17.0% of sales, in the first quarter of 2018 compared with $21.4 million, or 14.0% of sales, in the same period last year. Acquired Businesses contributed $7.1 million to SG&A, including $3.4 million of intangible asset amortization expense. Also contributing to higher SG&A was a $1.0 million litigation reserve recorded during the quarter for an ongoing matter. Corporate expenses increased by $1.5 million due to increased headcount, legal and accounting costs.
The effective tax rate for the quarter was 16.1%, compared with 25.2% in the first quarter of 2017. The 2018 first quarter tax rate was favorably impacted by the decrease in the Federal statutory tax rate partially offset by the elimination of the domestic production activities deduction resulting from the Tax Cuts and Jobs Act.
Net income was $3.3 million, or $0.11 per diluted share compared with $11.6 million or $0.38 per diluted share in the prior year.
Bookings were strong at $196.2 million, for a book-to-bill ratio of 1.10:1. The Company ended the first quarter with record backlog of $398.6 million. Approximately 89% of backlog is expected to ship in 2018.
CONSOLIDATED OUTLOOK
Consolidated sales in 2018 are forecasted to be in the range of $765 million to $815 million, with $650 million to $680 million expected from the Aerospace segment and $115 million to $135 million from the Test segment.
Consolidated backlog at March 31, 2018 was $398.6 million, up from $393.7 million at December 31, 2017. Approximately $356.1 million is expected to ship in 2018.

The effective tax rate for 2018 is expected to be in the range of 18% to 21%.
Expectations for capital equipment spending in 2018 are unchanged from a range of $24 million to $28 million.
E&D costs for 2018 continue to be expected in the range of $110 million to $115 million.
SEGMENT RESULTS OF OPERATIONS AND OUTLOOK
Operating profit, as presented below, is sales less cost of products sold and other operating expenses, excluding interest expense and other corporate expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment. Operating profit is reconciled to earnings before income taxes in Note 16 of the Notes to Consolidated Condensed Financial Statements included in this report.
AEROSPACE SEGMENT

	Three Months Ended
(In thousands)	March 31, 2018	April 1, 2017
Sales	$164,600	$136,827
Operating Profit	$13,115	$19,754
Operating Margin	8.0%	14.4%

Aerospace Sales by Market
(In thousands)
Commercial Transport	$133,050	$109,723
Military	14,015	15,146
Business Jet	10,664	7,536
Other	6,871	4,422
	$164,600	$136,827
Aerospace Sales by Product Line
(In thousands)
Electrical Power & Motion	$72,678	$72,444
Lighting & Safety	41,642	42,670
Avionics	33,023	9,136
Systems Certification	4,783	2,159
Structures	5,603	5,996
Other	6,871	4,422
	$164,600	$136,827

(In thousands)	March 31, 2018	December 31, 2017
Total Assets	$628,129	$621,047
Backlog	$305,977	$298,604
AEROSPACE FIRST QUARTER RESULTS
Aerospace segment sales increased by $27.8 million, or 20.3%, when compared with the prior year’s first quarter to $164.6 million. The Acquired Businesses contributed $25.1 million in sales in the 2018 first quarter. Organic sales increased $2.7 million, or 2%.
Avionics sales were up $23.9 million, due to the addition of the Acquired Businesses, which contributed $22.5 million, coupled with an organic increase in antenna sales. System Certification sales increased by $2.6 million on higher project activity. Sales of other products were up $2.4 million, due primarily to the Acquired Businesses. These increases were offset by a decrease in Lighting & Safety sales of $1.0 million.
Aerospace operating profit for the first quarter of 2018 was $13.1 million, or 8.0% of sales, compared with $19.8 million, or 14.4% of sales, in the same period last year. Organic Aerospace E&D costs were $21.3 million compared with $20.3 million in the same period last year. The Acquired Businesses incurred E&D costs of $4.6 million during the quarter.
Aerospace operating profit was negatively impacted by several expenses that are expected to decrease or not recur through the remainder of 2018. As is typical during the first few quarters following an acquisition, non-cash costs were higher than what is expected over the long-term, as short-lived intangible assets are amortized and the fair value step-up costs relating to the acquired inventory is expensed. Intangible asset amortization expense for the Acquired Businesses was $3.4 million in the first quarter and fair value inventory step-up expense was $1.3 million. The inventory step-up was fully expensed in the quarter and intangible asset amortization expense related to the Acquired Businesses is expected to decline to $2.2 million in the second quarter and settle at a run rate of $1.6 million beginning in the third quarter of this year.
Another factor impacting operating profit in the quarter was the program charge of $2.1 million and the $1.0 million litigation reserve, as discussed above. Operating margin was also negatively impacted by change in product mix, coupled with market pricing pressures primarily relating to cabin power.
Aerospace orders in the first quarter of 2018 were up 47% to $180.9 million compared with the prior year period, and up 1% compared with the trailing fourth quarter of 2017. The book-to-bill ratio was 1.10:1 for the quarter. Backlog was $306.0 million at the end of the first quarter of 2018, up from $298.6 million at December 31, 2017.
AEROSPACE OUTLOOK
We expect 2018 sales for our Aerospace segment to be in the range of $650 million to $680 million. The Aerospace segment’s backlog at the end of the first quarter of 2018 was $306.0 million with approximately $281.0 million expected to be shipped over the remaining part of 2018 and $293.7 million is expected to ship over the next 12 months.
TEST SYSTEMS SEGMENT

	Three Months Ended
(In thousands)	March 31, 2018	April 1, 2017
Sales	$14,459	$15,569
Operating profit (loss)	$(1,929)	$318
Operating Margin	(13.3)%	2.0%

Test Systems Sales by Market
(In thousands)
Semiconductor	$7,060	$4,631
Aerospace & Defense	7,399	10,938
	$14,459	$15,569

(In thousands)	March 31, 2018	December 31, 2017
Total Assets	$113,467	$90,859
Backlog	$92,635	$95,086

TEST SYSTEMS FIRST QUARTER RESULTS
Sales in the first quarter of 2018 decreased approximately $1.1 million to $14.5 million compared with the same period in 2017, a decrease of 7.1%. The $2.4 million increase in sales to the Semiconductor market was offset by a $3.5 million decrease in sales to the Aerospace & Defense market when compared with the prior-year period.
The operating loss was $1.9 million compared with $0.3 million in operating profit, or 2.0% of sales, in last year’s first quarter. The lower margin was driven by an unfavorable sales mix compared with the same period last year. E&D costs were $3.0 million, up from $2.5 million in the first quarter of 2017.
Orders for the Test Systems segment in the quarter were $15.3 million, for a book-to-bill ratio of 1.06:1 for the quarter. Backlog was $92.6 million at the end of the first quarter of 2018, down from $95.1 million at the end of 2017.
TEST SYSTEMS OUTLOOK
We expect sales for the Test Systems segment for 2018 to be in the range of $115 million to $135 million. The Test Systems segment’s backlog at the end of the first quarter of 2018 was $92.6 million, with approximately $75.0 million expected to be shipped over the remaining part of 2018 and approximately $77.4 million scheduled to ship over the next 12 months.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities:
Cash used by operating activities totaled $1.1 million for the first three months of 2018, as compared with $6.4 million in cash provided by operating activities during the same period in 2017. Cash flow from operating activities decreased compared with the same period of 2017 primarily due to the impact of lower net income and higher increases in net operating assets for the first three months of 2018 when compared with the first three months of 2017.
Investing Activities:
Cash used for investing activities was comprised of capital expenditures of $4.3 million for the first three months of 2018 compared with $2.8 million used in the same period of 2017. The Company expects capital spending in 2018 to be in the range of $24 million to $28 million.
Financing Activities:
The primary financing activities in the first three months of 2018 related to net borrowings from our senior credit facility of $5.0 million and $0.5 million of costs incurred related to the execution of the Agreement in February 2018. The primary financing activities in the first three months of 2017 related to the net repayments of the senior facility and other debt of $6.7 million and $4.4 million in share repurchases.
The Company’s cash needs for working capital, debt service and capital equipment during the remainder of 2018 is expected to be met by cash flows from operations and cash balances and, if necessary, utilization of the revolving credit facility.
On February 24, 2016, the Company’s Board of Directors authorized the repurchase of up to $50 million of common stock (the “Buyback Program”). The Buyback Program allowed the Company to purchase shares of its common stock in accordance with applicable securities laws on the open market or through privately negotiated transactions. The Company has repurchased approximately 1,675,000 shares and has completed that program. On December 12, 2017, the Company’s Board of Directors authorized an additional repurchase of up to $50 million of common stock. No amounts have been repurchased under the new program as of March 31, 2018.
The Company's Fourth Amended and Restated Credit Agreement (the “Original Facility”) provided for a $350 million revolving credit line with the option to increase the line by up to $150 million. The maturity date of the original facility was January 13, 2021. On February 16, 2018, the Company modified and extended the Original Facility by entering into the Fifth Amended and Restated Credit Agreement (the “Agreement”), which provides for a $500 million revolving credit line with the option to increase the line by up to $150 million. A new lender was added to the facility as well. The outstanding balance in the Original Facility were rolled into the Agreement on the date of closing. The maturity date of the loans under the Agreement is February 16, 2023. At March 31, 2018, there was $267.0 million outstanding on the revolving credit facility and there remains $231.9 million available, net of outstanding letters of credit. The credit facility allocates up to $20 million of the $500 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. At March 31, 2018, outstanding letters of credit totaled $1.1 million.
The maximum permitted leverage ratio of funded debt to Adjusted EBITDA (as defined in the Agreement) is 3.75 to 1, increasing to 4.50 to 1 for up to four fiscal quarters following the closing of an acquisition permitted under the Agreement, subject to limitations. The Company’s leverage ratio was 3.19 to 1 at March 31, 2018. The Company will pay interest on the unpaid principal amount of the facility at a rate equal to one-, three- or six-month LIBOR plus between 1.00% and 1.50% based upon the Company’s leverage ratio. The Company will also pay a commitment fee to the lenders in an amount equal to between 0.10% and 0.20% on the undrawn portion of the credit facility, based upon the Company’s leverage ratio.

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
BACKLOG
The Company’s backlog at March 31, 2018 was $398.6 million compared with $393.7 million at December 31, 2017 and $252.7 million at April 1, 2017.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table represents contractual obligations as of March 31, 2018:

	Payments Due by Period
(In thousands)	Total	2018	2019-2020	2021-2022	After 2022
Long-term Debt	$276,105	$2,103	$4,024	$2,978	$267,000
Purchase Obligations	128,484	123,360	5,124	—	—
Interest on Long-term Debt	43,310	8,771	17,453	16,766	320
Supplemental Retirement Plan and Post Retirement Obligations	26,344	314	833	812	24,385
Operating Leases	17,449	3,518	6,607	3,481	3,843
Other Long-term Liabilities	239	122	26	32	59
Total Contractual Obligations	$491,931	$138,188	$34,067	$24,069	$295,607
Notes to Contractual Obligations Table
Purchase Obligations — Purchase obligations are comprised of the Company’s commitments for goods and services in the normal course of business.
Long-Term Debt — See Part 1 Financial Information, Item 1 Financial Statements, Note 7, Long-Term Debt and Notes Payable included in this report.
Operating Leases — Operating lease obligations are primarily related to the Company's facility leases.
MARKET RISK
The Company believes that there have been no material changes in the current year regarding the market risk information for its exposure to interest rate fluctuations. Although the majority of our sales, expenses and cash flows are transacted in U.S. dollars, we have exposure to changes in foreign currency exchange rates related to the Euro and the Canadian dollar. The Company believes that the impact of changes in foreign currency exchange rates in 2018 have not been significant.
CRITICAL ACCOUNTING POLICIES
Refer to Note 2 of the Notes to Consolidated Condensed Financial Statements included in this report for the Company’s critical accounting policies with respect to revenue recognition.  For a complete discussion of the Company’s other critical accounting policies, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2017.
RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 1 of the Notes to Consolidated Condensed Financial Statements included in this report.
FORWARD-LOOKING STATEMENTS
Information included in this report that does not consist of historical facts, including statements accompanied by or containing words such as “may,” “will,” “should,” “believes,” “expects,” “expected,” “intends,” “plans,” “projects,” “approximate,” “estimates,” “predicts,” “potential,” “outlook,” “forecast,” “anticipates,” “presume” and “assume,” are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and are subject to several factors, risks and uncertainties, the impact or occurrence of which could cause actual results to differ materially from the expected results described in the forward-looking statements. Certain of these factors, risks and uncertainties are discussed in the sections of this report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” New factors, risks and uncertainties may emerge from time to time that may affect the forward-looking statements made herein. Given these factors, risks and uncertainties, investors should not place undue reliance on forward-
looking statements as predictive of future results. We disclaim any obligation to update the forward-looking statements made in this report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Market Risk in Item 2, above.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2018. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.

b)	Changes in Internal Control over Financial Reporting

Effective January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). Although the adoption of ASU 2014-09 had an immaterial impact on our financial statements, we implemented certain changes to our related revenue recognition control activities, including the development of new policies, based on the five-step model provided in the revenue standard.

There were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 29, 2010, Lufthansa Technik AG (“Lufthansa”) filed a Statement of Claim in the Regional State Court of Mannheim, Germany. Lufthansa’s claim asserts that our subsidiary, AES, sold, marketed, and brought into use in Germany a power supply system that infringes upon a German patent held by Lufthansa. Lufthansa sought an order requiring AES to stop selling and marketing the allegedly infringing power supply system, a recall of allegedly infringing products sold to commercial customers in Germany since November 26, 2003, and compensation for damages related to direct sales of the allegedly infringing power supply system in Germany (referred to as “direct sales”). The claim does not specify an estimate of damages and a related damages claim is being pursued by Lufthansa in separate court proceedings in an action filed in July 2017, as further discussed below.
In February 2015, the Regional State Court of Mannheim, Germany rendered its decision that the patent was infringed. The judgment does not require AES to recall products that are already installed in aircraft or have been sold to other end users. On July 15, 2015, Lufthansa advised AES of their intention to enforce the accounting provisions of the decision, which required AES to provide certain financial information regarding direct sales of the infringing product in Germany to enable Lufthansa to make an estimate of requested damages. Additionally, if Lufthansa provides the required bank guarantee specified in the decision, the Company may be required to offer a recall of products that are in the distribution channels in Germany. No such bank guarantee has been issued to date. As of March 31, 2018, there are no products subject to the order in the distribution channels in Germany.
The Company appealed to the Higher Regional Court of Karlsruhe. On November 15, 2016, the Court issued its ruling and upheld the lower court’s decision. The Company submitted a petition to grant AES leave for appeal to the German Federal Supreme Court. On April 18, 2018, the German Federal Supreme Court granted Astronics’ petition in part, namely with respect to the part concerning the amount of damages. We estimate that the German Federal Supreme Court will provide its ruling on this issue in late 2018 or in early 2019.
In July 2017, Lufthansa filed an action in the Regional State Court of Mannheim for payment of damages caused by the alleged patent infringement of AES, related to direct sales of the allegedly infringing product in Germany (associated with the original December 2010 action discussed above). In this action, which was served to AES on April 11, 2018, Lufthansa claims payment of approximately $6.2 million plus interest. According to AES's assessment, this claim is significantly higher than justified. We estimate AES’s potential exposure to be approximately $1 million to $3 million, and have recorded a reserve of $1 million associated with this matter which is management's best estimate of the probable exposure. Such amount is recorded within Other Accrued Expenses and Selling, General and Administrative Expenses in the accompanying financial statements as of and for the three month period ended March 31, 2018. An oral hearing has been scheduled on November 16, 2018. A first instance decision is in this matter is expected in early 2019.
On December 29, 2017, Lufthansa filed another infringement action against AES in the Regional State Court of Mannheim claiming that sales by AES to its international customers have infringed Lufthansa's patent if AES's customers later shipped the products to Germany (referred to as "indirect sales"). This action, therefore, addresses sales other than those covered by the action filed on December 29, 2010, discussed above. In this action, served on April 11, 2018, Lufthansa seeks an order obliging AES to provide information and accounting and a finding that AES owes damages for the attacked indirect sales. AES will vigorously defend against the action. No amount of claimed damages has been specified by Lufthansa and such amount is not quantifiable at this time. A first instance decision in this matter is expected in early 2019. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to this litigation as of March 31, 2018.
In December 2017, Lufthansa filed patent infringement cases in the United Kingdom and in France against AES. AES has been served in the case in France, but not in the case in the United Kingdom. In those cases, Lufthansa accuses AES of manufacturing, using, selling and offering for sale a power supply system that infringes upon a Lufthansa patent in those respective countries. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to these matters as of March 31, 2018.

On November 26, 2014, Lufthansa filed a complaint in the United States District for the Western District of Washington. Lufthansa’s complaint in that action alleges that AES manufactures, uses, sells and offers for sale a power supply system that infringes upon a U.S. patent held by Lufthansa. The patent at issue in the U.S. action is based on technology similar to that involved in the German action. On April 25, 2016, the Court issued its ruling on claim construction, holding that the sole independent claim in the patent is indefinite, rendering all claims in the patent indefinite. Based on this ruling, AES filed a motion for summary judgment on the grounds that the Court’s ruling that the patent is indefinite renders the patent invalid and unenforceable. On July 20, 2016, the U.S. District Court granted the motion for summary judgment and issued an order dismissing all claims against AES with prejudice.
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
Item 1a. Risk Factors
In addition to other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or results of operations. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.
Item 2. Unregistered sales of equity securities and use of proceeds
(c) The following table summarizes our purchases of our common stock for the quarter ended March 31, 2018.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that may yet be Purchased Under the Program
January 1, 2018 - January 27, 2018	—	—	—	—
January 28, 2018 - February 24, 2018	—	—	—	—
February 25, 2018 - March 31, 2018 (1)	3,418	$40.58	—	—

In connection with the exercise of stock options, we accept, from time to time, delivery of shares to pay the exercise price of stock options.
(1) On March 13, 2018, we accepted delivery of 3,418 shares at $40.58 in connection with the exercise of stock options.
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

ASTRONICS CORPORATION
(Registrant)
Date:	May 10, 2018	By:	/s/ David C. Burney
David C. Burney Executive Vice President and Chief Financial Officer (Principal Financial Officer)