Form 10-Q
period 2018-06-30
ASTRONICS CORP
filed 2018-08-08
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2018, 28,101,498 shares of common stock were outstanding consisting of 21,543,627 shares of common stock ($.01 par value) and 6,557,871 shares of Class B common stock ($.01 par value).

Part I – Financial Information
Item 1. Financial Statements
ASTRONICS CORPORATION
Consolidated Condensed Balance Sheets
June 30, 2018 with Comparative Figures for December 31, 2017
(In thousands)

	June 30, 2018	December 31, 2017
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$10,608	$17,914
Accounts Receivable, Net of Allowance for Doubtful Accounts	169,496	132,633
Inventories	159,479	150,196
Prepaid Expenses and Other Current Assets	13,912	14,586
Total Current Assets	353,495	315,329
Property, Plant and Equipment, Net of Accumulated Depreciation	124,696	125,830
Other Assets	18,451	15,659
Intangible Assets, Net of Accumulated Amortization	142,544	153,493
Goodwill	125,237	125,645
Total Assets	$764,423	$735,956
Current Liabilities:
Current Maturities of Long-term Debt	$2,190	$2,689
Accounts Payable	49,580	41,846
Accrued Expenses and Other Current Liabilities	38,590	38,749
Customer Advance Payments and Deferred Revenue	25,429	19,607
Total Current Liabilities	115,789	102,891
Long-term Debt	263,155	269,078
Other Liabilities	34,189	34,060
Total Liabilities	413,133	406,029
Shareholders’ Equity:
Common Stock	298	297
Accumulated Other Comprehensive Loss	(15,867)	(13,352)
Other Shareholders’ Equity	366,859	342,982
Total Shareholders’ Equity	351,290	329,927
Total Liabilities and Shareholders’ Equity	$764,423	$735,956
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Operations
Three and Six Months Ended June 30, 2018 With Comparative Figures for 2017
(Unaudited)
(In thousands, except per share data)

	Six Months Ended		Three Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Sales	$387,665	$303,510	$208,606	$151,114
Cost of Products Sold	300,961	231,043	159,034	116,964
Gross Profit	86,704	72,467	49,572	34,150
Selling, General and Administrative Expenses	59,943	43,474	29,443	22,091
Income from Operations	26,761	28,993	20,129	12,059
Other Expense, Net of Other Income	838	620	463	310
Interest Expense, Net of Interest Income	4,815	2,313	2,484	1,180
Income Before Income Taxes	21,108	26,060	17,182	10,569
Provision for Income Taxes	3,789	6,788	3,157	2,884
Net Income	$17,319	$19,272	$14,025	$7,685
Earnings Per Share:
Basic	$0.62	$0.66	$0.50	$0.27
Diluted	$0.60	$0.64	$0.49	$0.26
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Comprehensive Income
Three and Six Months Ended June 30, 2018 With Comparative Figures for 2017
(Unaudited)
(In thousands)

	Six Months Ended		Three Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net Income	$17,319	$19,272	$14,025	$7,685
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(1,572)	2,491	(1,805)	2,096
Retirement Liability Adjustment – Net of Tax	430	262	215	131
Total Other Comprehensive (Loss) Income	(1,142)	2,753	(1,590)	2,227
Comprehensive Income	$16,177	$22,025	$12,435	$9,912
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Cash Flows
Six Months Ended June 30, 2018
With Comparative Figures for 2017
(Unaudited)
(In thousands)

	Six Months Ended
	June 30, 2018	July 1, 2017
Cash Flows From Operating Activities:
Net Income	$17,319	$19,272
Adjustments to Reconcile Net Income to Cash Provided By Operating Activities:
Depreciation and Amortization	18,584	12,587
Provisions for Non-Cash Losses on Inventory and Receivables	1,819	918
Stock Compensation Expense	1,637	1,456
Deferred Tax Benefit	(516)	(536)
Other	(431)	(804)
Cash Flows from Changes in Operating Assets and Liabilities:
Accounts Receivable	(33,347)	(7,076)
Inventories	(19,761)	(10,453)
Accounts Payable	7,981	3,349
Accrued Expenses	53	(7,106)
Other Current Assets and Liabilities	(404)	(2,668)
Customer Advanced Payments and Deferred Revenue	14,469	(4,143)
Income Taxes	(189)	(1,028)
Supplemental Retirement and Other Liabilities	896	758
Cash Provided By Operating Activities	8,110	4,526
Cash Flows From Investing Activities:
Acquisition of Business, Net of Cash Acquired	—	(10,223)
Capital Expenditures	(8,495)	(5,750)
Other Investing Activities	—	186
Cash Used For Investing Activities	(8,495)	(15,787)
Cash Flows From Financing Activities:
Proceeds from Long-term Debt	30,015	22,000
Payments for Long-term Debt	(36,416)	(7,341)
Purchase of Outstanding Shares for Treasury	—	(13,524)
Debt Acquisition Costs	(516)	—
Proceeds from Exercise of Stock Options	281	317
Cash (Used For) Provided By Financing Activities	(6,636)	1,452
Effect of Exchange Rates on Cash	(285)	176
Decrease in Cash and Cash Equivalents	(7,306)	(9,633)
Cash and Cash Equivalents at Beginning of Period	17,914	17,901
Cash and Cash Equivalents at End of Period	$10,608	$8,268
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Notes to Consolidated Condensed Financial Statements
June 30, 2018
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
Operating Results
The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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
Cost of Products Sold, Engineering and Development and Selling, General and Administrative Expenses
Cost of products sold includes the costs to manufacture products such as direct materials and labor and manufacturing overhead as well as all engineering and development costs. The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. These costs are expensed when incurred and included in cost of products sold. Research and development, design and related engineering amounted to $28.9 million and $23.0 million for the three months ended and $57.8 million and $45.8 million for the six months ended June 30, 2018 and July 1, 2017, respectively. Selling, general and administrative expenses include costs primarily related to our sales and marketing departments and administrative departments. Interest expense is shown net of interest income. Interest income was insignificant for the three and six months ended June 30, 2018 and July 1, 2017.

Foreign Currency Translation
The aggregate transaction gain or loss included in operations was insignificant for the three and six months ended June 30, 2018 and July 1, 2017.
Precontract Costs
The Company may, from time to time, incur costs in excess of the amounts required for existing contracts. If it is determined the costs are probable of recovery from future orders, the precontract costs incurred are capitalized, excluding start-up costs which are expensed as incurred. Capitalized precontract costs are included in Inventories in the accompanying Consolidated Balance Sheets. Should future orders not materialize or it is determined the costs are no longer probable of recovery, the capitalized costs are written off.  Included in inventories at June 30, 2018 are capitalized precontract costs of $9.5 million.
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
Prior to the adoption of ASU 2014-09, revenue on a significant portion of our contracts had been recognized at the time of shipment of goods, transfer of title and customer acceptance, as required. Our revenue transactions generally consist of a single performance obligation to transfer promised goods and are not accounted for under industry-specific guidance. We have retained much of the same accounting treatment used to recognize revenue under the prior standard. However, the adoption of ASU 2014-09 required us to accelerate the recognition of revenue as compared to the prior standard for certain customers, in cases where we produce products unique to those customers, and for which we would have an enforceable right of payment, inclusive of profit, for production completed to date.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. The standard will require lessees to report most leases as assets and liabilities on the balance sheet, while lessor accounting will remain substantially unchanged. The standard requires a modified retrospective transition approach for existing leases, whereby the new rules will be applied to the earliest year presented. The Company is currently evaluating the impact of ASU 2016-02 on our financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other Than Inventory, which requires entities to recognize income tax consequences of intra-entity transfers of assets, other than inventory, when the transfer occurs rather than when the asset is sold to a third party as is the case under current GAAP. The Company adopted ASU 2016-16 effective January 1, 2018, and such adoption did not have a material impact on the consolidated financial statements

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. The ASU requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities (collectively, the set) is not a business. To be considered a business, the set would need to include an input and a substantive process that together significantly contribute to the ability to create outputs. The standard also narrows the definition of outputs. The definition of a business affects areas of accounting such as acquisitions, disposals and goodwill. Under the new guidance, fewer acquired sets are expected to be considered businesses. The Company adopted ASU 2017-01 effective January 1, 2018. The Company will apply this guidance to applicable transactions after the adoption date on a prospective basis. No applicable transactions have occurred as of June 30, 2018.
In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU changes how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost in the income statement. This ASU was adopted as of January 1, 2018 on a retrospective basis. Under the new standard, only the service cost component of net periodic benefit cost would be included in operating expenses. All other net periodic benefit costs components (such as interest cost, prior service cost amortization and actuarial gain/loss amortization) would be reported outside of operating income. These include components totaling $0.5 million and $0.4 million for the three months ended and $1.0 million and $0.9 million for the six months ended June 30, 2018 and July 1, 2017, respectively, that no longer are included within Selling, General and Administrative Expenses and instead are reported outside of income from operations, within Other Expense, Net of Other Income in our Consolidated Statements of Operations.
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
2) Revenue
As discussed in Note 1, ASU 2014-09 was adopted on January 1, 2018 using the modified retrospective method, which required the recognition of the cumulative effect of the transition as an adjustment to retained earnings.
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
The Company recognizes an asset for the incremental, material costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year and the costs are expected to be recovered. As of June 30, 2018, the Company does not have such incremental, material costs on any open contracts with an original expected duration of greater than one year, and therefore such costs are expensed as incurred. These incremental costs include, but are not limited to, sales commissions incurred to obtain a contract with a customer.
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts which are, therefore, not distinct. Promised goods or services that are immaterial in the context of the contract are not separately assessed as performance obligations.
Some of our contracts have multiple performance obligations, most commonly due to the contract covering multiple phases of the product lifecycle (development, production, maintenance and support). For contracts with multiple performance obligations, the contract’s transaction price is allocated to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which expected costs are forecast to satisfy a performance obligation and then an appropriate margin is added for that distinct good or service. Shipping and handling activities that occur after the customer has obtained control of the good are considered fulfillment activities, not performance obligations.

Some of our contracts offer price discounts or free units after a specified volume has been purchased.  The Company evaluates these options to determine whether they provide a material right to the customer, or represent a separate performance obligation. If the option provides a material right to the customer, revenue is allocated to these rights and recognized when those future goods or services are transferred, or when the option expires.
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
The vast majority of the Company’s revenue from contracts with customers is recognized at a point in time, when the customer obtains control of the promised product, which is generally upon delivery and acceptance by the customer.  These contracts may provide credits or incentives, which may be accounted for as variable consideration.  Variable consideration is estimated at the most likely amount to predict the consideration to which the Company will be entitled, and only to the extent it is probable that a subsequent change in estimate will not result in a significant revenue reversal when estimating the amount of revenue to recognize.  Variable consideration is treated as a change to the sales transaction price and based on an assessment of all information (i.e., historical, current and forecasted) that is reasonably available to the Company, and estimated at contract inception and updated at the end of each reporting period as additional information becomes available. Most of our contracts do not contain rights to return product; where this right does exist, it is evaluated as possible variable consideration.
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
The Company also recognizes revenue from service contracts (including service-type warranties) over time.  The Company recognizes revenue over time during the term of the agreement as the customer is simultaneously receiving and consuming the benefits provided throughout the Company’s performance.  Therefore, due to control transferring over time, the Company typically recognizes revenue on a straight-line basis throughout the contract period.
On June 30, 2018, we had $376.9 million of remaining performance obligations, which we refer to as total backlog. We expect to recognize approximately $309.1 million of our remaining performance obligations as revenue in 2018.
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

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated income statement and balance sheet was as follows (in thousands):

	For the Six Months Ended June 30, 2018			For the Three Months Ended June 30, 2018
Income Statement	As Reported	Effect of Change Higher/(Lower)	Balances Without Adoption of ASU 2014-09	As Reported	Effect of Change Higher/(Lower)	Balances Without Adoption of ASU 2014-09
Revenues
Aerospace	$330,804	$(771)	$331,575	$166,204	$(1,429)	$167,633
Test Systems	$56,861	$(575)	$57,436	$42,402	$(2,536)	$44,938
Costs and Expenses
Cost of Products Sold	$300,961	$(1,467)	$302,428	$159,034	$(2,814)	$161,848
Provision for Income Taxes	$3,789	$21	$3,768	$3,157	$(272)	$3,429
Net Income	$17,319	$100	$17,219	$14,025	$(879)	$14,904

	June 30, 2018
Balance Sheet	As Reported	Effect of Change Higher/(Lower)	Balances Without Adoption of ASU 2014-09
Assets
Accounts Receivable, Net of Allowance for Doubtful Accounts	$169,496	$6,330	$163,166
Inventories	$159,479	$(6,490)	$165,969
Liabilities
Accrued Expenses and Other Current Liabilities	$38,590	$1,295	$37,295
Customer Advance Payments and Deferred Revenue	$25,429	$(4,505)	$29,934
Other Liabilities	$34,189	$(318)	$34,507
Equity
Other Shareholders' Equity	$366,859	$3,368	$363,491

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
During the three months ended and six months ended June 30, 2018, we recognized $8.4 million and $11.6 million, respectively, in revenues that were included in the contract liability balance at the adoption date.

The Company's contract assets and contract liabilities consist of costs in excess of billings and billings in excess of cost, respectively. The following table presents the beginning and ending balances of contract assets and contract liabilities during the six months ended June 30, 2018 (in thousands):

	Contract Assets	Contract Liabilities
Beginning Balance, January 1, 2018 (1)	$24,423	$11,431
Ending Balance, June 30, 2018	$20,672	$25,429
(1) Due to the adoption of ASU 2014-09 effective January 1, 2018, the Company recorded a transition adjustment to the opening balance of Contract Assets and Contract Liabilities at January 1, 2018. Refer to the cumulative effect of the changes table above for further explanation of the changes made to our consolidated January 1, 2018 balance sheet.

The following table presents our revenue disaggregated by Market Segments (in thousands):

	Six Months Ended		Three Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Aerospace Segment
Commercial Transport	$265,847	$208,079	$132,797	$98,355
Military	30,285	30,931	16,270	15,785
Business Jet	21,002	18,251	10,338	10,716
Other	13,670	9,113	6,799	4,691
Aerospace Total	330,804	266,374	166,204	129,547

Test Systems Segment
Semiconductor	38,465	11,711	31,405	7,080
Aerospace & Defense	18,396	25,425	10,997	14,487
Test Systems Total	56,861	37,136	42,402	21,567

Total	$387,665	$303,510	$208,606	$151,114
The following table presents our revenue disaggregated by Product Lines (in thousands):

	Six Months Ended		Three Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Aerospace Segment
Electrical Power & Motion	$140,321	$135,040	$67,643	$62,597
Lighting & Safety	85,763	85,316	44,121	42,646
Avionics	69,295	20,076	36,272	10,940
Systems Certification	9,655	4,952	4,872	2,793
Structures	12,100	11,877	6,497	5,880
Other	13,670	9,113	6,799	4,691
Aerospace Total	330,804	266,374	166,204	129,547

Test Systems	56,861	37,136	42,402	21,567

Total	$387,665	$303,510	$208,606	$151,114
3) Inventories
Inventories are as follows:

(In thousands)	June 30, 2018	December 31, 2017
Finished Goods	$29,276	$35,193
Work in Progress	40,560	33,219
Raw Material	89,643	81,784
	$159,479	$150,196
4) Property, Plant and Equipment
The following table summarizes Property, Plant and Equipment as follows:

(In thousands)	June 30, 2018	December 31, 2017
Land	$11,212	$11,237
Buildings and Improvements	82,000	81,872
Machinery and Equipment	105,991	105,827
Construction in Progress	8,356	9,761
	207,559	208,697
Less Accumulated Depreciation	82,863	82,867
	$124,696	$125,830
5) Intangible Assets
The following table summarizes acquired intangible assets as follows:

		June 30, 2018		December 31, 2017
(In thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	11 Years	$2,146	$1,672	$2,146	$1,629
Non-compete Agreement	4 Years	10,900	3,184	10,900	1,687
Trade Names	10 Years	11,471	4,648	11,492	4,114
Completed and Unpatented Technology	10 Years	38,078	13,945	38,114	11,931
Backlog	2 Years	14,424	14,424	14,424	12,184
Customer Relationships	15 Years	137,902	34,504	137,967	30,005
Total Intangible Assets	12 Years	$214,921	$72,377	$215,043	$61,550
All acquired intangible assets other than goodwill and one trade name are being amortized. Amortization expense for acquired intangibles is summarized as follows:

	Six Months Ended		Three Months Ended
(In thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Amortization Expense	$10,868	$5,340	$4,867	$2,722

Amortization expense for acquired intangible assets expected for 2018 and for each of the next five years is summarized as follows:

(In thousands)
2018	$19,384
2019	16,700
2020	15,975
2021	14,065
2022	13,631
2023	12,463
6) Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the six months ended June 30, 2018:

(In thousands)	December 31, 2017	Acquisition/Adjustments	Foreign Currency Translation	June 30, 2018
Aerospace	$125,645	$(141)	$(267)	$125,237
Test Systems	—	—	—	—
	$125,645	$(141)	$(267)	$125,237
7) Long-term Debt and Notes Payable
The Company's Fourth Amended and Restated Credit Agreement (the “Original Facility”) provided for a $350 million revolving credit line with the option to increase the line by up to $150 million. The maturity date of the Original Facility was January 13, 2021. On February 16, 2018, the Company modified and extended the Original Facility by entering into the Fifth Amended and Restated Credit Agreement (the “Agreement”), which provides for a $500 million revolving credit line with the option to increase the line by up to $150 million. A new lender was added to the facility as well. The outstanding balance of the Original Facility was rolled into the Agreement on the date of closing. The maturity date of the loans under the Agreement is February 16, 2023. At June 30, 2018, there was $257.0 million outstanding on the revolving credit facility and there remains $241.9 million available, net of outstanding letters of credit. The credit facility allocates up to $20 million of the $500 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. At June 30, 2018, outstanding letters of credit totaled $1.1 million.
The maximum permitted leverage ratio of funded debt to Adjusted EBITDA (as defined in the Agreement) is 3.75 to 1, increasing to 4.50 to 1 for up to four fiscal quarters following the closing of an acquisition permitted under the Agreement, subject to limitations. The Company’s leverage ratio was 2.80 to 1 at June 30, 2018. The Company will pay interest on the unpaid principal amount of the facility at a rate equal to one-, three- or six-month LIBOR plus between 1.00% and 1.50% based upon the Company’s leverage ratio. The Company will also pay a commitment fee to the lenders in an amount equal to between 0.10% and 0.20% on the undrawn portion of the credit facility, based upon the Company’s leverage ratio.
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

8) Product Warranties
In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship typically over periods ranging from 12 to 60 months. The Company determines warranty reserves needed by product line based on experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Six Months Ended		Three Months Ended
(In thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Balance at Beginning of Period	$5,136	$4,675	$5,115	$4,357
Acquisitions	—	359	—	359
Warranties Issued	1,301	832	734	365
Warranties Settled	(1,285)	(1,224)	(645)	(517)
Reassessed Warranty Exposure	28	(5)	(24)	73
Balance at End of Period	$5,180	$4,637	$5,180	$4,637
9) Income Taxes
The effective tax rates were approximately 18.0% and 26.0% for the six months ended and 18.4% and 27.3% for the three months ended June 30, 2018 and July 1, 2017, respectively. The 2018 tax rates were favorably impacted relative to the applicable year's statutory rate by the federal research and development tax credit, the impact of which was partially offset by state tax expense.
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
While the Tax Cuts and Jobs Act provides for a territorial tax system, beginning in 2018, it includes the foreign-derived intangible income (“FDII”) and global intangible low-taxed income (“GILTI”) provisions. The Company elected to account for GILTI tax in the period in which it is incurred. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The GILTI tax expense resulted from required allocations of interest expense to the GILTI income, which created a U.S. foreign tax credit limitation. The FDII provisions allow for a deduction equal to a percentage of the foreign-derived intangible income of a domestic corporation. As a result of these provisions, net, the Company’s effective tax rate decreased approximately 0.3% and increased approximately 0.2% for the six months and three months ended June 30, 2018, respectively.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. The Company recognized provisional tax impacts related to the deemed repatriated earnings and the revaluation of deferred tax assets and liabilities in its consolidated financial statements for the year ended December 31, 2017. During the six months and three months ended June 30, 2018, the Company did not make any adjustments to its provisional amounts included in its consolidated financial statements for the year ended December 31, 2017. The company is still obtaining and analyzing historical records and finalizing its calculation of these provisional amounts. The accounting is expected to be completed in the fourth quarter of 2018 after the 2017 U.S. corporate income tax return is filed.

10) Shareholders’ Equity
The changes in shareholders’ equity for the six months ended June 30, 2018 are summarized as follows:

		Number of Shares
(Dollars and Shares in thousands)	Amount	Common Stock	Convertible Class B Stock
Shares Authorized		40,000	15,000
Share Par Value		$0.01	$0.01
COMMON STOCK
Beginning of Period	$297	22,861	6,852
Conversion of Class B Shares to Common Shares	—	332	(332)
Exercise of Stock Options	1	26	38
End of Period	$298	23,219	6,558
ADDITIONAL PAID IN CAPITAL
Beginning of Period	$67,791
Stock Compensation Expense	1,637
Exercise of Stock Options	280
End of Period	$69,708
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of Period	$(13,352)
Adoption of ASU 2018-02	(1,373)
Foreign Currency Translation Adjustment	(1,572)
Retirement Liability Adjustment – Net of Tax	430
End of Period	$(15,867)
RETAINED EARNINGS
Beginning of Period	$325,191
Adoption of ASU 2014-09	3,268
Adoption of ASU 2018-02	1,373
Net Income	17,319
End of Period	$347,151
TREASURY STOCK
Beginning of Period	$(50,000)	(1,675)
Purchase	—	—
End of Period	$(50,000)	(1,675)
TOTAL SHAREHOLDERS’ EQUITY
Beginning of Period	$329,927

End of Period	$351,290	21,544	6,558

On February 24, 2016, the Company’s Board of Directors authorized the repurchase of up to $50 million of common stock (the “Buyback Program”). The Buyback Program allowed the Company to purchase shares of its common stock in accordance with applicable securities laws on the open market or through privately negotiated transactions. The Company has repurchased approximately 1,675,000 shares and has completed that program. On December 12, 2017, the Company’s Board of Directors authorized an additional repurchase of up to $50 million. No amounts have been repurchased under the new program as of June 30, 2018.

11) Earnings Per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Six Months Ended		Three Months Ended
(In thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Weighted Average Shares - Basic	28,085	29,007	28,098	28,911
Net Effect of Dilutive Stock Options	670	1,128	704	1,178
Weighted Average Shares - Diluted	28,755	30,135	28,802	30,089
Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted earnings per share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. The number of common shares covered by out-of-the-money stock options was approximately 139,000 shares as of June 30, 2018.
12) Accumulated Other Comprehensive Loss and Other Comprehensive Income
The components of accumulated other comprehensive loss are as follows:

(In thousands)	June 30, 2018	December 31, 2017
Foreign Currency Translation Adjustments	$(6,037)	$(4,465)
Retirement Liability Adjustment – Before Tax	(12,443)	(12,988)
Tax Benefit of Retirement Liability Adjustment	3,986	4,101
Adoption of ASU 2018-02	(1,373)	—
Retirement Liability Adjustment – After Tax	(9,830)	(8,887)
Accumulated Other Comprehensive Loss	$(15,867)	$(13,352)
The components of other comprehensive (loss) income are as follows:

	Six Months Ended		Three Months Ended
(In thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Foreign Currency Translation Adjustments	$(1,572)	$2,491	$(1,805)	$2,096
Retirement Liability Adjustments:
Reclassifications to General and Administrative Expense:
Amortization of Prior Service Cost	202	202	101	102
Amortization of Net Actuarial Losses	343	201	172	99
Tax Benefit	(115)	(141)	(58)	(70)
Retirement Liability Adjustment	430	262	215	131
Other Comprehensive (Loss) Income	$(1,142)	$2,753	$(1,590)	$2,227

13) Supplemental Retirement Plan and Related Post Retirement Benefits
The Company has two non-qualified supplemental retirement defined benefit plans (“SERP” and “SERP II”) for certain executive officers. The following table sets forth information regarding the net periodic pension cost for the plans.

	Six Months Ended		Three Months Ended
(In thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Service Cost	$100	$92	$50	$46
Interest Cost	450	448	225	224
Amortization of Prior Service Cost	194	194	97	97
Amortization of Net Actuarial Losses	314	186	157	93
Net Periodic Cost	$1,058	$920	$529	$460
Participants in the SERP are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The following table sets forth information regarding the net periodic cost recognized for those benefits:

	Six Months Ended		Three Months Ended
(In thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Service Cost	$8	$4	$4	$2
Interest Cost	23	20	12	10
Amortization of Prior Service Cost	8	8	4	5
Amortization of Net Actuarial Losses	29	15	15	6
Net Periodic Cost	$68	$47	$35	$23
14) Sales to Major Customers
The Company has a significant concentration of business with two major customers, each in excess of 10% of consolidated sales. The loss of either of these customers would significantly, negatively impact our sales and earnings.
Sales to these two customers represented 16% and 15% of consolidated sales for the six months ended and 12% and 14% for the three months ended June 30, 2018. Sales to these customers were in the Aerospace segment. Accounts receivable from these customers at June 30, 2018 was approximately $31.5 million. Sales to these two customers represented 20% and 18% of consolidated sales for the six months and 16% and 18% for the three months ended July 1, 2017.
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

In February 2015, the Regional State Court of Mannheim, Germany rendered its decision that the patent was infringed. The judgment does not require AES to recall products that are already installed in aircraft or have been sold to other end users. On

July 15, 2015, Lufthansa advised AES of their intention to enforce the accounting provisions of the decision, which required AES to provide certain financial information regarding direct sales of the infringing product in Germany to enable Lufthansa to make an estimate of requested damages. Additionally, if Lufthansa provides the required bank guarantee specified in the decision, the Company may be required to offer a recall of products that are in the distribution channels in Germany. No such bank guarantee has been issued to date. As of June 30, 2018, there are no products subject to the order in the distribution channels in Germany.

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

In July 2017, Lufthansa filed an action in the Regional State Court of Mannheim for payment of damages caused by the alleged patent infringement of AES, related to direct sales of the allegedly infringing product in Germany (associated with the original December 2010 action discussed above). In this action, which was served on AES on April 11, 2018, Lufthansa claims payment of approximately $6.2 million plus interest. According to AES's assessment, this claim is significantly higher than justified. We estimate AES’s potential exposure to be approximately $1 million to $3 million, and have recorded a reserve of $1 million associated with this matter, which is management's best estimate of the probable exposure. Such amount is recorded within Other Accrued Expenses and Selling, General and Administrative Expenses in the accompanying financial statements as of and for the six month period ended June 30, 2018. An oral hearing has been scheduled on November 16, 2018. A first instance decision is in this matter is expected in early 2019.

On December 29, 2017, Lufthansa filed another infringement action against AES in the Regional State Court of Mannheim claiming that sales by AES to its international customers have infringed Lufthansa's patent if AES's customers later shipped the products to Germany (referred to as "indirect sales"). This action, therefore, addresses sales other than those covered by the action filed on December 29, 2010, discussed above. In this action, served on April 11, 2018, Lufthansa seeks an injunction, an order obliging AES to provide information and accounting and a finding that AES owes damages for the attacked indirect sales. AES will vigorously defend against the action. No amount of claimed damages has been specified by Lufthansa and such amount is not quantifiable at this time. An oral hearing in this matter has been scheduled on March 22, 2019. A first instance decision is in this matter is expected in mid 2019. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to this litigation as of June 30, 2018.

In December 2017, Lufthansa filed patent infringement cases in the United Kingdom and in France against AES. The Lufthansa patent expired in May 2018. In those cases, Lufthansa accuses AES of having manufactured, used, sold and offered for sale a power supply system, and offered and supplied parts for a power supply system, that infringed upon a Lufthansa patent in those respective countries. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to these matters as of June 30, 2018.

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
16) Segment Information
Below are the sales and operating profit by segment for the six months ended June 30, 2018 and July 1, 2017 and a reconciliation of segment operating profit to income before income taxes. Operating profit is net sales less cost of products sold and other operating expenses excluding interest and corporate expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment.

	Six Months Ended		Three Months Ended
(Dollars in thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Sales
Aerospace	$330,857	$266,374	$166,257	$129,547
Less Intersegment Sales	(53)	—	(53)	—
Total Aerospace Sales	330,804	266,374	166,204	129,547
Test Systems	56,861	37,136	$42,402	$21,567
Total Consolidated Sales	$387,665	$303,510	$208,606	$151,114
Operating Profit and Margins
Aerospace	$31,315	$33,738	$18,200	$13,984
	9.5%	12.7%	11.0%	10.8%
Test Systems	4,318	1,750	6,247	1,432
	7.6%	4.7%	14.7%	6.6%
Total Operating Profit	35,633	35,488	24,447	15,416
	9.2%	11.7%	11.7%	10.2%
Deductions from Operating Profit
Interest Expense, Net of Interest Income	4,815	2,313	2,484	1,180
Corporate Expenses and Other	9,710	7,115	4,781	3,667
Income Before Income Taxes	$21,108	$26,060	$17,182	$10,569
Total Assets:

(In thousands)	June 30, 2018	December 31, 2017
Aerospace	$632,365	$621,047
Test Systems	110,903	90,859
Corporate	21,155	24,050
Total Assets	$764,423	$735,956

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

On a Recurring Basis:
A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. There were no financial assets or liabilities carried at fair value measured on a recurring basis at December 31, 2017 or June 30, 2018.
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
Due to their short-term nature, the carrying value of cash and equivalents, accounts receivable, accounts payable, and notes payable approximate fair value. The carrying value of the Company’s variable rate long-term debt instruments also approximates fair value due to the variable rate feature of these instruments. As of June 30, 2018, the Company concluded that no indicators of impairment relating to intangible assets or goodwill existed and an interim test was not performed.
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
Refer to the Company's annual report on form 10-K for the fiscal year ended December 31, 2017 for further details on the assets acquired and liabilities assumed.  There have been no significant changes to the preliminary allocation of purchase price in the three months ended June 30, 2018.
The following summary, prepared on a pro forma basis, combines the consolidated results of operations of the Company with those of CSC as if the acquisition took place on January 1, 2017. The pro forma consolidated results include the impact of certain adjustments, including increased interest expense on acquisition debt, amortization of purchased intangible assets and income taxes.

Unaudited	Six Months Ended		Three Months Ended
(in thousands, except earnings per share)	July 1, 2017 as reported	July 1, 2017 Pro Forma	July 1, 2017 as reported	July 1, 2017 Pro Forma
Sales	$303,510	$333,169	$151,114	$168,565
Net income	$19,272	$18,232	$7,685	$7,880
Basic earnings per share	$0.66	$0.63	$0.27	$0.27
Diluted earnings per share	$0.64	$0.61	$0.26	$0.26
The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the three and six months ended July 1, 2017. In addition, they are not intended to be a projection of future results.

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

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Six Months Ended		Three Months Ended
(Dollars in thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Sales	$387,665	$303,510	$208,606	$151,114
Gross Profit (sales less cost of products sold)	$86,704	$72,467	$49,572	$34,150
Gross Margin	22.4%	23.9%	23.8%	22.6%
Selling, General and Administrative Expenses	$59,943	$43,474	$29,443	$22,091
SG&A Expenses as a Percentage of Sales	15.5%	14.3%	14.1%	14.6%
Interest Expense, Net of Interest Income	$4,815	$2,313	$2,484	$1,180
Effective Tax Rate	18.0%	26.0%	18.4%	27.3%
Net Income	$17,319	$19,272	$14,025	$7,685
A discussion by segment can be found at “Segment Results of Operations and Outlook” in this MD&A.
CONSOLIDATED SECOND QUARTER RESULTS
Consolidated sales were up 38% or $57.5 million from the same period last year, including $26.9 million in sales from the Telefonix PDT acquisition. Organic revenue was $181.7 million, up 20% compared with the same prior year period, driven by 97% growth in the Test Systems segment and 7.5% organic growth in the Aerospace segment.
Consolidated cost of products sold in the second quarter of 2018 increased $42.0 million to $159.0 million compared with $117.0 million in the second quarter of 2017. The increase in costs of products sold was a result of higher organic sales, as well as the acquired businesses. Consolidated cost of products sold was also impacted by a program charge of $1.5 million recognized due to the revision of estimated costs to complete a long-term contract assumed with the acquisition of the CCC business.
Consolidated Engineering and Development ("E&D") costs were $28.9 million. Organic E&D costs were $25.3 million in the quarter, compared with $23.0 million in last year’s second quarter. As a percent of organic sales, organic E&D costs were 13.9% and 15.2% in the second quarters of 2018 and 2017, respectively.
Selling, general and administrative (“SG&A”) expenses were up $7.4 million to $29.4 million, or 14.1% of sales, in the second quarter of 2018 compared with $22.1 million, or 14.6% of sales, in the same period last year. Telefonix contributed $5.1 million to SG&A, including $2.2 million of intangible asset amortization expense. Consolidated intangible asset amortization expense was $4.9 million in the second quarter of 2018 compared with $2.7 million in the prior year.
The effective tax rate for the quarter was 18.4%, compared with 27.3% in the second quarter of 2017. The 2018 second quarter tax rate was favorably impacted by the decrease in the Federal statutory tax rate partially offset by the elimination of the domestic production activities deduction resulting from the Tax Cuts and Jobs Act.
Net income was $14.0 million, or $0.49 per diluted share, compared with $7.7 million, or $0.26 per diluted share in the prior year.
Bookings were up 18% to $186.9 million, for a book-to-bill ratio of 0.90:1. Backlog at the end of the quarter was $376.9 million. Approximately 82% of backlog is expected to ship in 2018.
CONSOLIDATED YEAR-TO-DATE RESULTS
Consolidated sales for the first six months of 2018 increased by $84.2 million, or 27.7%, including $52.0 million in acquired revenue. Aerospace segment sales were up $64.4 million to $330.8 million. Organic Aerospace sales were up 4.7%. Test Systems segment sales were up $19.7 million, or 53.1% to $56.9 million.
Consolidated cost of products sold were $301.0 million in the first six months of 2018 compared with $231.0 million in the first six months of 2017. The increase in consolidated cost of products sold was driven by higher organic sales as well as the acquired business. Expense related to the fair value step-up of acquired inventory was $1.3 million and was fully expensed in the first quarter. Consolidated cost of products sold was negatively impacted by the lower margin profile of CCC due to low volume and a $3.6 million program charge due to the revision of estimated costs associated with the long-term contract, as previously discussed. Organic E&D costs were 14.8% of organic sales, or $49.6 million, compared with $45.8 million, or

15.1% of sales, in the prior year’s first six months. Acquisitions contributed E&D costs of $8.1 million in the first six months of 2018.
SG&A expenses were $59.9 million, or 15.5% of sales, in the first six months of 2018 compared with $43.5 million, or 14.3% of sales, in the same period last year. Acquisitions contributed $12.3 million to SG&A, including $5.5 million of intangible asset amortization expense. Also contributing to higher SG&A was a $1.0 million litigation reserve recorded during the first six months of 2018 for an ongoing matter. Corporate expenses increased by $2.4 million due to increased headcount, legal and accounting costs.
The effective tax rate for the first six months of 2018 was 18.0%, compared with 26.0% in the first six months of 2017. The tax rate in the first six months of 2018 was favorably impacted by the decrease in the Federal statutory rate partially offset by the elimination of the domestic production activities deduction resulting from the Tax Cuts and Jobs Act, as well as the change in foreign tax rates in the first six months of 2017.
Net income for the first half of 2018 totaled $17.3 million, or $0.60 per diluted share.
CONSOLIDATED OUTLOOK
Consolidated sales in 2018 are forecasted to be in the range of $765 million to $815 million, with $650 million to $680 million expected from the Aerospace segment and $115 million to $135 million from the Test segment.
Consolidated backlog at June 30, 2018 was $376.9 million, compared with $393.7 million at December 31, 2017. Approximately $309.1 million is expected to ship in 2018.
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

AEROSPACE SEGMENT

	Six Months Ended		Three Months Ended
(In thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Sales	$330,857	$266,374	$166,257	$129,547
Less Intersegment Sales	(53)	—	(53)	—
Total Aerospace Sales	$330,804	$266,374	$166,204	$129,547
Operating Profit	$31,315	$33,738	$18,200	$13,984
Operating Margin	9.5%	12.7%	11.0%	10.8%

Aerospace Sales by Market
(In thousands)
Commercial Transport	$265,847	$208,079	$132,797	$98,355
Military	30,285	30,931	16,270	15,785
Business Jet	21,002	18,251	10,338	10,716
Other	13,670	9,113	6,799	4,691
	$330,804	$266,374	$166,204	$129,547
Aerospace Sales by Product Line
(In thousands)
Electrical Power & Motion	$140,321	$135,040	$67,643	$62,597
Lighting & Safety	85,763	85,316	44,121	42,646
Avionics	69,295	20,076	36,272	10,940
Systems Certification	9,655	4,952	4,872	2,793
Structures	12,100	11,877	6,497	5,880
Other	13,670	9,113	6,799	4,691
	$330,804	$266,374	$166,204	$129,547

(In thousands)	June 30, 2018	December 31, 2017
Total Assets	$632,365	$621,047
Backlog	$298,643	$298,604
AEROSPACE SECOND QUARTER RESULTS
Aerospace segment sales increased by $36.7 million, or 28.3%, when compared with the prior year’s second quarter, to $166.2 million. Organic sales increased $9.8 million, or 7.5%, while Telefonix PDT contributed $26.9 million in sales in the 2018 second quarter.
Avionics sales were up $25.3 million, due to the addition of Telefonix PDT, which contributed $23.9 million. Electrical Power & Motion increased by $5.0 million, or 8.1%, due to higher sales of in-seat power and seat motion products. System Certification sales increased by $2.1 million on higher project activity. Sales of other products were up $2.1 million, due primarily to the acquisition.
Aerospace operating profit for the second quarter of 2018 was $18.2 million, or 11.0% of sales, compared with $14.0 million, or 10.8% of sales, in the same period last year. Organic Aerospace E&D costs were $22.7 million compared with $21.0 million in the same period last year. The acquisition added $3.6 million in E&D costs.
Aerospace operating profit benefited from higher organic sales and the addition of Telefonix PDT. This was partially offset by a $1.5 million program charge related to the aforementioned CCC long-term contract. Intangible asset amortization expense for Telefonix PDT was $2.2 million in the second quarter.
Aerospace orders in the second quarter of 2018 were up 18% to $158.9 million compared with the prior year period. The book-to-bill ratio was 0.96:1 for the quarter. Backlog was $298.6 million at the end of the second quarter of 2018.

AEROSPACE YEAR-TO-DATE RESULTS
Aerospace segment sales increased by $64.4 million, or 24.2%, to $330.8 million, when compared with the prior year’s first six months.
Avionics sales increased by $49.2 million, driven primarily by the addition of Telefonix PDT, which contributed $43.7 million in Avionics sales. Electrical Power & Motion sales increased $5.3 million, or 3.9%, and Systems Certifications sales increased $4.7 million, both for similar reasons as in the quarter. Sales of other products were up $4.6 million to $13.7 million, due primarily to the Telefonix PDT acquisition.
Aerospace operating profit was $31.3 million, or 9.5% of sales, compared with $33.7 million, or 12.7% of sales, in the same period last year. Aerospace operating profit in the first six months of 2018 was negatively impacted by purchase accounting expenses and a $1.0 million litigation reserve, which are expected to decrease or not recur through the remainder of 2018. As is typical during the first few quarters following an acquisition, non-cash costs were higher than what is expected over the long-term, as short-lived intangible assets are amortized and the fair value step-up costs relating to the acquired inventory is expensed. Intangible asset amortization expense for the acquisitions was $5.7 million in the first six months of 2018 and fair value inventory step-up expense of $1.3 million was recorded in the first quarter. Aerospace operating profit was also negatively impacted by the $3.6 million program charge related to the CCC long-term contract previously discussed.
Somewhat offsetting these costs were the operating leverage realized from higher organic sales. E&D costs for Aerospace were $52.2 million and $41.3 million in the first six months of 2018 and 2017, respectively. Acquisitions contributed $8.1 million in 2018 to Aerospace E&D expenses.
AEROSPACE OUTLOOK
We expect 2018 sales for our Aerospace segment to be in the range of $650 million to $680 million. The Aerospace segment’s backlog at the end of the second quarter of 2018 was $298.6 million with approximately $254.5 million expected to be shipped over the remaining part of 2018 and $285.8 million is expected to ship over the next 12 months.
TEST SYSTEMS SEGMENT

	Six Months Ended		Three Months Ended
(In thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Sales	$56,861	$37,136	$42,402	$21,567
Operating profit	$4,318	$1,750	$6,247	$1,432
Operating Margin	7.6%	4.7%	14.7%	6.6%

Test Systems Sales by Market
(In thousands)
Semiconductor	$38,465	$11,711	$31,405	$7,080
Aerospace & Defense	18,396	25,425	10,997	14,487
	$56,861	$37,136	$42,402	$21,567

(In thousands)	June 30, 2018	December 31, 2017
Total Assets	$110,903	$90,859
Backlog	$78,293	$95,086

TEST SYSTEMS SECOND QUARTER RESULTS
Sales in the second quarter of 2018 increased approximately $20.8 million to $42.4 million compared with the same period in 2017. A $24.3 million increase in sales to the Semiconductor market was offset by a $3.5 million decrease in sales to the Aerospace & Defense market when compared with the prior-year period.
The operating profit was $6.2 million, or 14.7% of sales, compared with $1.4 million, or 6.6% of sales, in last year’s second quarter. Higher margin was driven by the increase in volume and favorable sales mix compared with the same period last year. E&D costs were $2.6 million, up from $2.0 million in the second quarter of 2017.
Orders for the Test Systems segment in the quarter were $28.1 million, for a book-to-bill ratio of 0.66:1 for the quarter. Backlog was $78.3 million at the end of the second quarter of 2018.
TEST SYSTEMS YEAR-TO-DATE RESULTS
Sales in the first six months of 2018 increased 53.1% to $56.9 million compared with sales of $37.1 million for the same period in 2017. The growth was driven by a $26.8 million increase in sales to the Semiconductor market. This was somewhat offset by a decrease in Aerospace & Defense sales of $7.0 million.
Operating profit increased $2.6 million to $4.3 million, or 7.6% of sales, as a result of increased sales volume and improved product mix. E&D costs were $5.6 million in the first six months of 2018 compared with $4.5 million in the prior year period.
TEST SYSTEMS OUTLOOK
We expect sales for the Test Systems segment for 2018 to be in the range of $115 million to $135 million. The Test Systems segment’s backlog at the end of the second quarter of 2018 was $78.3 million, with approximately $54.6 million expected to be shipped over the remaining part of 2018 and approximately $65.3 million scheduled to ship over the next 12 months.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities:
Cash provided by operating activities totaled $8.1 million for the first six months of 2018, as compared with $4.5 million during the same period in 2017. Cash flow from operating activities increased compared with the same period of 2017 as lower net income was more than offset by higher non-cash depreciation and amortization expenses in the first six months of 2018 when compared with the first six months of 2017.
Investing Activities:
Cash used for investing activities was $8.5 million for the first six months of 2018 compared with $15.8 million used in the same period of 2017. The decrease was a result of business acquisitions in the prior year, offset by increased capital expenditures in the current year. The Company expects capital spending in 2018 to be in the range of $24 million to $28 million.
Financing Activities:
The primary financing activities in the first six months of 2018 related to net payments on our senior credit facility of $5.0 million and $0.5 million of costs incurred related to the execution of the Agreement in February 2018. The primary financing activities in the first six months of 2017 related to net borrowings on our senior credit facility to fund operations, the acquisition of CCC and purchases of treasury stock as part of the buyback program announced on February 24, 2016, under which the Board of Directors authorized the repurchase of up to $50 million of common stock.
The Company’s cash needs for working capital, debt service and capital equipment during the remainder of 2018 is expected to be met by cash flows from operations and cash balances and, if necessary, utilization of the revolving credit facility.
On February 24, 2016, the Company’s Board of Directors authorized the repurchase of up to $50 million of common stock (the “Buyback Program”). The Buyback Program allowed the Company to purchase shares of its common stock in accordance with applicable securities laws on the open market or through privately negotiated transactions. The Company has repurchased approximately 1,675,000 shares and has completed that program. On December 12, 2017, the Company’s Board of Directors authorized an additional repurchase of up to $50 million of common stock. No amounts have been repurchased under the new program as of June 30, 2018.

The Company's Fourth Amended and Restated Credit Agreement (the “Original Facility”) provided for a $350 million revolving credit line with the option to increase the line by up to $150 million. The maturity date of the original facility was January 13, 2021. On February 16, 2018, the Company modified and extended the Original Facility by entering into the Fifth Amended and Restated Credit Agreement (the “Agreement”), which provides for a $500 million revolving credit line with the option to increase the line by up to $150 million. A new lender was added to the facility as well. The outstanding balance in the Original Facility were rolled into the Agreement on the date of closing. The maturity date of the loans under the Agreement is February 16, 2023. At June 30, 2018, there was $257.0 million outstanding on the revolving credit facility and there remains $241.9 million available, net of outstanding letters of credit. The credit facility allocates up to $20 million of the $500 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. At June 30, 2018, outstanding letters of credit totaled $1.1 million.
The maximum permitted leverage ratio of funded debt to Adjusted EBITDA (as defined in the Agreement) is 3.75 to 1, increasing to 4.50 to 1 for up to four fiscal quarters following the closing of an acquisition permitted under the Agreement, subject to limitations. The Company’s leverage ratio was 2.80 to 1 at June 30, 2018. The Company will pay interest on the unpaid principal amount of the facility at a rate equal to one-, three- or six-month LIBOR plus between 1.00% and 1.50% based upon the Company’s leverage ratio. The Company will also pay a commitment fee to the lenders in an amount equal to between 0.10% and 0.20% on the undrawn portion of the credit facility, based upon the Company’s leverage ratio.
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
BACKLOG
The Company’s backlog at June 30, 2018 was $376.9 million compared with $393.7 million at December 31, 2017 and $265.6 million at July 1, 2017.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table represents contractual obligations as of June 30, 2018:

	Payments Due by Period
(In thousands)	Total	2018	2019-2020	2021-2022	After 2022
Long-term Debt	$265,345	$1,354	$4,012	$2,979	$257,000
Purchase Obligations	152,970	135,067	17,748	—	155
Interest on Long-term Debt	45,676	9,159	18,451	17,728	338
Supplemental Retirement Plan and Post Retirement Obligations	13,224	209	417	406	12,192
Operating Leases	18,341	2,301	6,995	4,545	4,500
Other Long-term Liabilities	178	119	13	16	30
Total Contractual Obligations	$495,734	$148,209	$47,636	$25,674	$274,215
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Market Risk in Item 2, above.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2018. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

b)	Changes in Internal Control over Financial Reporting

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

In February 2015, the Regional State Court of Mannheim, Germany rendered its decision that the patent was infringed. The judgment does not require AES to recall products that are already installed in aircraft or have been sold to other end users. On July 15, 2015, Lufthansa advised AES of their intention to enforce the accounting provisions of the decision, which required AES to provide certain financial information regarding direct sales of the infringing product in Germany to enable Lufthansa to make an estimate of requested damages. Additionally, if Lufthansa provides the required bank guarantee specified in the decision, the Company may be required to offer a recall of products that are in the distribution channels in Germany. No such bank guarantee has been issued to date. As of June 30, 2018, there are no products subject to the order in the distribution channels in Germany.

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

In July 2017, Lufthansa filed an action in the Regional State Court of Mannheim for payment of damages caused by the alleged patent infringement of AES, related to direct sales of the allegedly infringing product in Germany (associated with the original December 2010 action discussed above). In this action, which was served on AES on April 11, 2018, Lufthansa claims payment of approximately $6.2 million plus interest. According to AES's assessment, this claim is significantly higher than justified. We estimate AES’s potential exposure to be approximately $1 million to $3 million, and have recorded a reserve of $1 million associated with this matter, which is management's best estimate of the probable exposure. Such amount is recorded within Other Accrued Expenses and Selling, General and Administrative Expenses in the accompanying financial statements as of and for the six month period ended June 30, 2018. An oral hearing has been scheduled on November 16, 2018. A first instance decision is in this matter is expected in early 2019.

On December 29, 2017, Lufthansa filed another infringement action against AES in the Regional State Court of Mannheim claiming that sales by AES to its international customers have infringed Lufthansa's patent if AES's customers later shipped the products to Germany (referred to as "indirect sales"). This action, therefore, addresses sales other than those covered by the action filed on December 29, 2010, discussed above. In this action, served on April 11, 2018, Lufthansa seeks an injunction, an order obliging AES to provide information and accounting and a finding that AES owes damages for the attacked indirect sales. AES will vigorously defend against the action. No amount of claimed damages has been specified by Lufthansa and such amount is not quantifiable at this time. An oral hearing in this matter has been scheduled on March 22, 2019. A first instance decision is in this matter is expected in mid 2019. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to this litigation as of June 30, 2018.

In December 2017, Lufthansa filed patent infringement cases in the United Kingdom and in France against AES. The Lufthansa patent expired in May 2018. In those cases, Lufthansa accuses AES of having manufactured, used, sold and offered for sale a power supply system, and offered and supplied parts for a power supply system, that infringed upon a Lufthansa patent in those respective countries. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to these matters as of June 30, 2018.

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
Item 2. Unregistered sales of equity securities and use of proceeds
(c) The following table summarizes our purchases of our common stock for the quarter ended June 30, 2018.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that may yet be Purchased Under the Program (2)
April 1, 2018 - April 28, 2018	—	—	—	$50,000,000
April 29, 2018 - May 26, 2018 (1)	2,163	$40.97	—	$50,000,000
May 27, 2018 - June 30, 2018	—	—	—	$50,000,000

In connection with the exercise of stock options, we accept, from time to time, delivery of shares to pay the exercise price of stock options.
(1) On May 16, 2018, we accepted delivery of 2,163 shares at $40.97 in connection with the exercise of stock options.
(2) On December 12, 2017, the Company’s Board of Directors authorized an additional repurchase of up to $50 million in connection with the Buyback Program.
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

ASTRONICS CORPORATION
(Registrant)
Date:	August 8, 2018	By:	/s/ David C. Burney
David C. Burney Executive Vice President and Chief Financial Officer (Principal Financial Officer)