Form 10-Q
period 2019-03-30
ASTRONICS CORP
filed 2019-05-09
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 30, 2019
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 30, 2019, 32,649,097 shares of common stock were outstanding consisting of 24,503,388 shares of common stock ($.01 par value) and 8,145,709 shares of Class B common stock ($.01 par value).

Part I – Financial Information
Item 1. Financial Statements
ASTRONICS CORPORATION
Consolidated Condensed Balance Sheets
March 30, 2019 with Comparative Figures for December 31, 2018
(Unaudited)
(In thousands)

	March 30, 2019	December 31, 2018

Current Assets:
Cash and Cash Equivalents	$15,966	$16,622
Accounts Receivable, Net of Allowance for Doubtful Accounts	188,564	182,308
Inventories	139,090	138,685
Prepaid Expenses and Other Current Assets	17,796	17,198
Assets Held for Sale	—	19,358
Total Current Assets	361,416	374,171
Property, Plant and Equipment, Net of Accumulated Depreciation	117,307	120,862
Other Assets	47,811	21,272
Intangible Assets, Net of Accumulated Amortization	129,133	133,383
Goodwill	124,854	124,952
Total Assets	$780,521	$774,640
Current Liabilities:
Current Maturities of Long-term Debt	$112	$1,870
Accounts Payable	48,492	50,664
Accrued Expenses and Other Current Liabilities	68,430	47,772
Customer Advance Payments and Deferred Revenue	30,937	26,880
Liabilities Held for Sale	—	906
Total Current Liabilities	147,971	128,092
Long-term Debt	115,194	232,112
Other Liabilities	51,353	27,811
Total Liabilities	314,518	388,015
Shareholders’ Equity:
Common Stock	343	343
Accumulated Other Comprehensive Loss	(13,449)	(13,329)
Other Shareholders’ Equity	479,109	399,611
Total Shareholders’ Equity	466,003	386,625
Total Liabilities and Shareholders’ Equity	$780,521	$774,640
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Operations
Three Months Ended March 30, 2019 With Comparative Figures for 2018
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 30, 2019	March 31, 2018
Sales	$208,174	$179,059
Cost of Products Sold	156,097	141,927
Gross Profit	52,077	37,132
Selling, General and Administrative Expenses	29,196	30,500
Income from Operations	22,881	6,632
Gain on Sale of Business	80,133	—
Other Expense, Net of Other Income	215	375
Interest Expense, Net of Interest Income	1,804	2,331
Income Before Income Taxes	100,995	3,926
Provision for Income Taxes	22,849	632
Net Income	$78,146	$3,294
Earnings Per Share:
Basic	$2.40	$0.10
Diluted	$2.35	$0.10
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Comprehensive Income
Three Months Ended March 30, 2019 With Comparative Figures for 2018
(Unaudited)
(In thousands)

	Three Months Ended
	March 30, 2019	March 31, 2018
Net Income	$78,146	$3,294
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(270)	233
Retirement Liability Adjustment – Net of Tax	150	215
Total Other Comprehensive (Loss) Income	(120)	448
Comprehensive Income	$78,026	$3,742
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Cash Flows
Three Months Ended March 30, 2019 With Comparative Figures for 2018
(Unaudited)
(In thousands)

	Three Months Ended
	March 30, 2019	March 31, 2018
Cash Flows From Operating Activities:
Net Income	$78,146	$3,294
Adjustments to Reconcile Net Income to Cash Provided By Operating Activities:
Depreciation and Amortization	8,076	9,841
Provisions for Non-Cash Losses on Inventory and Receivables	2,498	564
Equity-based Compensation Expense	1,193	931
Deferred Tax Benefit	(3,398)	(1,128)
Gain on Sale of Business, Before Taxes	(80,133)	—
Other	252	(467)
Cash Flows from Changes in Operating Assets and Liabilities:
Accounts Receivable	(6,414)	(20,868)
Inventories	(5,943)	(18,204)
Accounts Payable	(2,032)	19,418
Accrued Expenses	(9,283)	(3,194)
Other Current Assets and Liabilities	(2,860)	(3,474)
Customer Advanced Payments and Deferred Revenue	4,055	10,482
Income Taxes	26,824	1,303
Supplemental Retirement and Other Liabilities	373	448
Cash Provided By (Used For) Operating Activities	11,354	(1,054)
Cash Flows From Investing Activities:
Proceeds on Sale of Business	103,793	—
Capital Expenditures	(3,474)	(4,346)
Cash Provided By (Used For) Investing Activities	100,319	(4,346)
Cash Flows From Financing Activities:
Proceeds from Long-term Debt	10,000	15,000
Payments for Long-term Debt	(122,026)	(10,705)
Debt Acquisition Costs	—	(516)
Proceeds from Exercise of Stock Options	159	160
Other Financing Activities	(395)	—
Cash (Used For) Provided By Financing Activities	(112,262)	3,939
Effect of Exchange Rates on Cash	(67)	(66)
Decrease in Cash and Cash Equivalents	(656)	(1,527)
Cash and Cash Equivalents at Beginning of Period	16,622	17,914
Cash and Cash Equivalents at End of Period	$15,966	$16,387
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Shareholders' Equity
Three Months Ended March 30, 2019 With Comparative Figures for 2018
(Unaudited)
(In thousands)

	Three Months Ended
	March 30, 2019	March 31, 2018
Common Stock
Beginning of Period	$260	$229
Class B Stock Converted to Common Stock	2	2
End of Period	$262	$231
Convertible Class B Stock
Beginning of Period	$83	$111
Class B Stock Converted to Common Stock	(2)	(2)
End of Period	$81	$109
Additional Paid in Capital
Beginning of Period	$73,044	$67,748
Exercise of Stock Options and Equity-based Compensation Expense - Net of Taxes	1,352	1,091
End of Period	$74,396	$68,839
Accumulated Comprehensive Loss
Beginning of Period	$(13,329)	$(13,352)
Adoption of ASU 2018-02	—	(1,373)
Foreign Currency Translation Adjustments	(270)	233
Retirement Liability Adjustment – Net of Taxes	150	215
End of Period	$(13,449)	$(14,277)
Retained Earnings
Beginning of Period	$376,567	$325,191
Adoption of ASU 2018-02	—	1,373
Adoption of ASU 2014-09	—	3,268
Net income	78,146	3,294
End of Period	$454,713	$333,126
Treasury Stock
Beginning of Period	$(50,000)	$(50,000)
Purchase of Shares	—	—
Retirement of Treasury Shares	—	—
End of Period	$(50,000)	$(50,000)
Total Shareholders’ Equity	$466,003	$338,028
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Shareholders' Equity, Continued

Three Months Ended March 30, 2019 With Comparative Figures for 2018
(Unaudited)
(In thousands)

	Three Months Ended
	March 30, 2019	March 31, 2018
Common Stock
Beginning of Period	25,978	22,861
Exercise of Stock Options	21	19
Class B Stock Converted to Common Stock	179	226
End of Period	26,178	23,106
Convertible Class B Stock
Beginning of Period	8,290	11,083
Exercise of Stock Options	35	34
Retirement of Treasury Shares	—	—
Class B Stock Converted to Common Stock	(179)	(226)
End of Period	8,146	10,891
Treasury Stock
Beginning of Period	(1,675)	(1,675)
Purchase of Shares	—	—
Retirement of Treasury Shares	—	—
End of Period	(1,675)	(1,675)
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Notes to Consolidated Condensed Financial Statements
March 30, 2019
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
All 2018 share quantities and per share data reported have been restated to reflect the impact of the three-for-twenty Class B stock distribution to shareholders of record on October 12, 2018.
Operating Results
The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the three months ended March 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.
For further information, refer to the financial statements and footnotes thereto included in Astronics Corporation’s 2018 annual report on Form 10-K.
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
On February 13, 2019, the Company completed a divestiture of its semiconductor test business within the Test Systems segment. The total proceeds of the divestiture amounted to $103.8 million. The Company recorded a pre-tax gain on the sale of $80.1 million in the first quarter of 2019. The income tax expense relating to the gain is expected to be $21.3 million.
Cost of Products Sold, Engineering and Development and Selling, General and Administrative Expenses
Cost of products sold includes the costs to manufacture products such as direct materials and labor and manufacturing overhead as well as all engineering and development costs. The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. These costs are expensed when incurred and included in cost of products sold. Research and development, design and related engineering amounted to $26.7 million and $28.9 million for the three months ended March 30, 2019 and March 31, 2018, respectively. Selling, general and administrative expenses include costs primarily related to our sales and marketing departments and administrative departments. Interest expense is shown net of interest income. Interest income was insignificant for the three months ended March 30, 2019 and March 31, 2018.

Foreign Currency Translation
The aggregate transaction gain or loss included in operations was insignificant for the three months ended March 30, 2019 and March 31, 2018.
Newly Adopted and Recent Accounting Pronouncements
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
We have adopted this guidance as of January 1, 2019 using the cumulative-effect method. The standard requires lessees to recognize a lease liability and a right-of-use (“ROU”) asset on the balance sheet for operating leases. Accounting for finance leases is substantially unchanged. Prior year financial statements were not recast under the new method. We elected the package of transition provisions available for expired or existing contracts, which allowed us to carryforward our historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs.
The implementation of this standard did not have a material effect on our financial statements. As of January 1, 2019, ROU assets of approximately $18.4 million and lease liabilities of approximately $18.5 million were recognized on our balance sheet for our leased office and manufacturing facilities and equipment leases. There was a reclassification to ROU assets of approximately $3.5 million from net property plant and equipment for assets under existing finance leases at the transition date. The standards did not impact the Company's consolidated statements of operations or retained earnings. Refer to Note 9 for additional information.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This standard requires that an entity measure impairment of certain financial instruments, including trade receivables, based on expected losses rather than incurred losses. In November 2018, the FASB issued ASU 2018-19 which clarifies the guidance in ASU 2016-13. The provisions of this ASU are effective for years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact of this ASU.
In August 2018, the FASB issued ASU 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement. The new standard removes the disclosure requirements for the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. The provisions of this ASU are effective for years beginning after December 15, 2019, with early adoption permitted. We do not expect this ASU to have a significant impact on our consolidated financial statements, as it only includes changes to disclosure requirements.
In August 2018, the FASB issued ASU 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans. The new standard includes updates to the disclosure requirements for defined benefit plans including several additions, deletions and modifications to the disclosure requirements. The provisions of this ASU are effective for years beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact of this ASU.
2) Revenue
ASU 2014-09 was adopted on January 1, 2018 using the modified retrospective method, which required the recognition of the cumulative effect of the transition as an adjustment to retained earnings. We recognized a transition adjustment of $3.3 million, net of tax effects, which increased our January 1, 2018 retained earnings.
Revenue is recognized when, or as, the Company transfers control of promised products or services to a customer in an amount that reflects the consideration the Company expects to be entitled in exchange for transferring those products or services. Sales shown on the Company's Condensed Consolidated Statements of Operations are from contracts with customers.
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
The Company recognizes an asset for the incremental, material costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year and the costs are expected to be recovered. These incremental costs include, but are not limited to, sales commissions incurred to obtain a contract with a customer. As of March 30, 2019, the Company does not have material incremental costs on any open contracts with an original expected duration of greater than one year, and therefore such costs are expensed as incurred.
The Company recognizes an asset for certain, material costs to fulfill a contract if it is determined that the costs relate directly to a contract or anticipated contracts that can be specifically identified, generate or enhance resources that will be used in satisfying performance obligations in the future, and are expected to be recovered. Such costs are amortized on a systematic basis that is consistent with the transfer to the customer of the goods to which the asset relates. Start-up costs are expensed as incurred. Capitalized fulfillment costs are included in Inventories in the accompanying Consolidated Condensed Balance Sheets. Should future orders not materialize or it is determined the costs are no longer probable of recovery, the capitalized costs are written off. As of March 30, 2019, the Company does not have material capitalized fulfillment costs.
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
Contract modifications are routine in the performance of our contracts. Contracts are often modified to account for changes in contract specifications or requirements. In most instances, contract modifications are for goods or services that are distinct, and, therefore, are accounted for as new contracts. The aggregate effect of all modifications have been reflected when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price.
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
On March 30, 2019, we had $400.2 million of remaining performance obligations, which we refer to as total backlog. We expect to recognize approximately $335.5 million of our remaining performance obligations as revenue in 2019. The Company has not recognized any material amount of revenue from performance obligations that were satisfied or partially satisfied in previous periods.
Costs in excess of billings includes unbilled amounts resulting from revenues under contracts with customers that are satisfied over time and when the cost-to-cost measurement method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer, and right to payment is not just subject to the passage of time. Amounts may not exceed their net realizable value. Costs in excess of billings are classified as current assets, within Accounts Receivable, Net of Allowance for Doubtful Accounts on our Consolidated Condensed Balance Sheet.
Billings in excess of cost includes billings in excess of revenue recognized as well as deferred revenue, which includes advanced payments, up-front payments, and progress billing payments. Billings in excess of cost are classified as current liabilities, reported in our Consolidated Condensed Balance Sheet within Customer Advance Payments and Deferred Revenue. To determine the revenue recognized in the period from the beginning balance of billings in excess of cost, the contract liability as of the beginning of the period is recognized as revenue on a contract-by-contract basis when the Company satisfies the performance obligation related to the individual contract. Once the beginning contract liability balance for an individual contract has been fully recognized as revenue, any additional payments received in the period are recognized as revenue once the related costs have been incurred.
We recognized $8.2 million and $3.2 million during the three months ended March 30, 2019 and March 31, 2018, respectively, in revenues that were included in the contract liability balance at the beginning of the year.
The Company's contract assets and contract liabilities consist of costs in excess of billings and billings in excess of cost, respectively. The following table presents the beginning and ending balances of contract assets and contract liabilities during the three months ended March 30, 2019:

(In thousands)	Contract Assets	Contract Liabilities
Beginning Balance, January 1, 2019	$33,030	$27,347
Ending Balance, March 30, 2019	$38,680	$31,329
The following table presents our revenue disaggregated by Market Segments as follows:

	Three Months Ended
(In thousands)	March 30, 2019	March 31, 2018
Aerospace Segment
Commercial Transport	$141,778	$133,050
Military	20,953	14,015
Business Jet	19,837	10,664
Other	5,933	6,871
Aerospace Total	188,501	164,600

Test Systems Segment
Semiconductor	3,354	7,060
Aerospace & Defense	16,319	7,399
Test Systems Total	19,673	14,459

Total	$208,174	$179,059

The following table presents our revenue disaggregated by Product Lines as follows:

	Three Months Ended
(In thousands)	March 30, 2019	March 31, 2018
Aerospace Segment
Electrical Power & Motion	$92,537	$72,678
Lighting & Safety	48,605	41,642
Avionics	33,861	33,023
Systems Certification	1,618	4,783
Structures	5,947	5,603
Other	5,933	6,871
Aerospace Total	188,501	164,600

Test Systems	19,673	14,459

Total	$208,174	$179,059

3) Inventories
Inventories are as follows:

(In thousands)	March 30, 2019	December 31, 2018
Finished Goods	$32,322	$33,100
Work in Progress	26,783	27,409
Raw Material	79,985	78,176
	$139,090	$138,685
Additionally, net Inventories of $14,385 are classified in Assets Held for Sale at December 31, 2018. Refer to Note 18.
4) Property, Plant and Equipment
Property, Plant and Equipment are as follows:

(In thousands)	March 30, 2019	December 31, 2018
Land	$11,172	$11,191
Buildings and Improvements	75,710	83,812
Machinery and Equipment	107,101	106,327
Construction in Progress	8,563	6,404
	202,546	207,734
Less Accumulated Depreciation	85,239	86,872
	$117,307	$120,862
Additionally, net Property, Plant and Equipment of $3,521 are classified in Assets Held for Sale at December 31, 2018. Refer to Note 18.

5) Intangible Assets
The following table summarizes acquired intangible assets as follows:

		March 30, 2019		December 31, 2018
(In thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	11 years	$2,146	$1,738	$2,146	$1,716
Non-compete Agreement	4 years	10,900	5,429	10,900	4,680
Trade Names	10 years	11,438	5,449	11,454	5,182
Completed and Unpatented Technology	10 years	36,378	15,897	36,406	14,964
Customer Relationships	15 years	136,845	40,061	136,894	37,875
Total Intangible Assets	13 years	$197,707	$68,574	$197,800	$64,417
Additionally, net Intangible Assets of $651 are classified in Assets Held for Sale at December 31, 2018. Refer to Note 18.
All acquired intangible assets other than goodwill and one trade name are being amortized. Amortization expense for acquired intangibles is summarized as follows:

	Three Months Ended
(In thousands)	March 30, 2019	March 31, 2018
Amortization Expense	$4,224	$6,001
Amortization expense for acquired intangible assets expected for 2019 and for each of the next five years is summarized as follows:

(In thousands)
2019	$16,616
2020	15,903
2021	13,993
2022	13,569
2023	12,402
2024	10,931

6) Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the three months ended March 30, 2019:

(In thousands)	December 31, 2018	Foreign Currency Translation	March 30, 2019
Aerospace	$124,952	$(98)	$124,854
Test Systems	—	—	—
	$124,952	$(98)	$124,854

7) Long-term Debt and Notes Payable
The Company's Fourth Amended and Restated Credit Agreement (the “Original Facility”) provided for a $350 million revolving credit line with the option to increase the line by up to $150 million. The maturity date of the Original Facility was January 13, 2021. On February 16, 2018, the Company modified and extended the Original Facility by entering into the Fifth Amended and Restated Credit Agreement (the “Agreement”), which provides for a $500 million revolving credit line with the option to increase the line by up to $150 million. A new lender was added to the facility as well. The outstanding balance of the Original Facility was rolled into the Agreement on the date of closing. The maturity date of the loans under the Agreement is February 16, 2023. At March 30, 2019, there was $115.0 million outstanding on the revolving credit facility and there remains $383.9 million available, net of outstanding letters of credit. The credit facility allocates up to $20 million of the $500 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. At March 30, 2019, outstanding letters of credit totaled $1.1 million.
The maximum permitted leverage ratio of funded debt to Adjusted EBITDA (as defined in the Agreement) is 3.75 to 1, increasing to 4.50 to 1 for up to four fiscal quarters following the closing of an acquisition permitted under the Agreement, subject to limitations. The Company is in compliance with its financial covenant at March 30, 2019. The Company will pay interest on the unpaid principal amount of the facility at a rate equal to one-, three- or six-month LIBOR plus between 1.00% and 1.50% based upon the Company’s leverage ratio. The Company will also pay a commitment fee to the Lenders in an amount equal to between 0.10% and 0.20% on the undrawn portion of the credit facility, based upon the Company’s leverage ratio.
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
8) Product Warranties
In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship typically over periods ranging from 12 to 60 months. The Company determines warranty reserves needed by product line based on experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended
(In thousands)	March 30, 2019	March 31, 2018
Balance at Beginning of Period	$5,027	$5,136
Warranties Divested in Sale of Business	(123)	—
Warranties Issued	529	567
Warranties Settled	(588)	(640)
Reassessed Warranty Exposure	(16)	52
Balance at End of Period	$4,829	$5,115

9) Leases
The Company has operating and finance leases for leased office and manufacturing facilities and equipment leases. At inception of arrangements with vendors, the Company determines whether the contract is or contains a lease based on each party’s rights and obligations under the arrangement. At inception, any new additional operating lease liabilities and corresponding ROU assets are based on the present value of the remaining minimum rental payments. If the lease arrangement also contains non-lease components, the Company elected the practical expedient not to separate any combined lease and non-lease components for all lease contracts. For our real estate leases, the remaining fixed minimum rental payments used in the calculation of the new lease liability, include fixed payments and variable payments (if the variable payments are based on an index), over the remaining lease term. While we do have real estate leases with options to purchase the facility at a market value at the date of exercise, these are not included in the calculation of the lease liability, as these options are not expected to be exercised as of the January 1, 2019 transition date.

The present value of the Company’s lease liability was calculated using a weighted-average incremental borrowing rate of 3.7%. In determining the incremental borrowing rate, we have considered borrowing data for secured debt obtained from our lending institution as of the transition date. As of March 30, 2019, the Company recognized an operating right-of-use asset and lease liability of approximately $22.9 million and $23.1 million, respectively. The Company's operating lease liability increased approximately $5.5 million as a result of acquiring right-of-use-assets from new leases entered into during the three months ended March 30, 2019. As of March 30, 2019, the Company recognized a financing right-of-use asset and lease liability of approximately $3.2 million and $6.1 million, respectively. The right-of-use asset is included within Other assets in the Consolidated Condensed Balance Sheets, while the lease liability is included within Other current liabilities and Other liabilities, as appropriate.
As permitted by ASC 842, leases with expected durations of less than 12 months from inception (i.e. short-term leases) were excluded from the Company’s calculation of its lease liability and right-of-use asset. Furthermore, as permitted by ASC 842, the Company elected to apply the package of practical expedients, which allows companies not to reassess: (a) whether its expired or existing contracts are or contain leases, (b) the lease classification for any expired or existing leases, and (c) initial direct costs for any existing leases.
The following is a summary of the Company's total lease costs:

Three months ended
(In thousands)	March 30, 2019
Finance Lease Cost:
Amortization of Right-of-use Assets	$255
Interest on Lease Liabilities	86
Total Finance Lease Cost	341
Operating Lease Cost	1,205
Variable Lease Cost	370
Short-term Lease Cost (excluding month-to-month)	47
Less Sublease and Rental Income	(212)
Total Operating Lease Cost	$1,410
Total Net Lease Cost	$1,751
The following is a summary of cash paid for amounts included in the measurement of lease liabilities:

Three months ended
(In thousands)	March 30, 2019
Operating Cash Flows Used for Finance Leases	$341
Operating Cash Flows Used for Operating Leases	$1,005
Financing Cash Flows Used for Finance Leases	$395
The weighted-average remaining term for the Company's operating and financing leases are approximately 8 years and 3 years, respectively.

The following is a summary of the Company's maturity of lease liabilities:

(In thousands)	Operating Leases	Financing Leases
2019	$3,467	$1,563
2020	3,951	2,128
2021	3,632	2,180
2022	3,233	743
2023	2,618	—
Thereafter	10,037	—
Total Lease Payments	$26,938	$6,614
Less: Interest	3,822	532
Total Lease Liability	$23,116	$6,082

10) Income Taxes
The effective tax rates were approximately 22.6% and 16.1% for the three months ended March 30, 2019 and March 31, 2018, respectively. The 2019 tax rate was unfavorably impacted by state income taxes, which was partially offset by the federal research and development tax credit.
11) Earnings Per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended
(In thousands)	March 30, 2019	March 31, 2018
Weighted Average Shares - Basic	32,619	32,282
Net Effect of Dilutive Stock Options	595	732
Weighted Average Shares - Diluted	33,214	33,014
The above prior-year information has been adjusted to reflect the impact of the three-for-twenty Class B stock distribution to shareholders of record on October 12, 2018.
Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted earnings per share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. The number of common shares covered by out-of-the-money stock options was approximately 154,000 shares as of March 30, 2019 and insignificant as of March 31, 2018.
12) Shareholders' Equity
Share Buyback Program
On February 24, 2016, the Company’s Board of Directors authorized the repurchase of up to $50 million of common stock (the “Buyback Program”). The Buyback Program allowed the Company to purchase shares of its common stock in accordance with applicable securities laws on the open market or through privately negotiated transactions. The Company has repurchased approximately 1,675,000 shares and has completed that program. On December 12, 2017, the Company’s Board of Directors authorized an additional repurchase of up to $50 million. No amounts have been repurchased under the new program as of March 30, 2019.

Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive loss are as follows:

(In thousands)	March 30, 2019	December 31, 2018
Foreign Currency Translation Adjustments	$(7,426)	$(7,156)
Retirement Liability Adjustment – Before Tax	(7,628)	(7,814)
Tax Benefit of Retirement Liability Adjustment	1,605	1,641
Retirement Liability Adjustment – After Tax	(6,023)	(6,173)
Accumulated Other Comprehensive Loss	$(13,449)	$(13,329)
The components of other comprehensive (loss) income are as follows:

	Three Months Ended
(In thousands)	March 30, 2019	March 31, 2018
Foreign Currency Translation Adjustments	$(270)	$233
Retirement Liability Adjustments:
Reclassifications to General and Administrative Expense:
Amortization of Prior Service Cost	101	101
Amortization of Net Actuarial Losses	85	172
Tax Benefit	(36)	(58)
Retirement Liability Adjustment	150	215
Other Comprehensive (Loss) Income	$(120)	$448

13) Supplemental Retirement Plan and Related Post Retirement Benefits
The Company has two non-qualified supplemental retirement defined benefit plans (“SERP” and “SERP II”) for certain executive officers. The following table sets forth information regarding the net periodic pension cost for the plans.

	Three Months Ended
(In thousands)	March 30, 2019	March 31, 2018
Service Cost	$45	$50
Interest Cost	229	225
Amortization of Prior Service Cost	97	97
Amortization of Net Actuarial Losses	75	157
Net Periodic Cost	$446	$529
Participants in the SERP are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The following table sets forth information regarding the net periodic cost recognized for those benefits:

	Three Months Ended
(In thousands)	March 30, 2019	March 31, 2018
Service Cost	$3	$4
Interest Cost	12	11
Amortization of Prior Service Cost	4	4
Amortization of Net Actuarial Losses	10	15
Net Periodic Cost	$29	$34

14) Sales to Major Customers
The Company has a significant concentration of business with two major customers, each in excess of 10% of consolidated sales. The loss of either of these customers would significantly, negatively impact our sales and earnings.
Sales to these two customers represented 14% and 13% of consolidated sales for the three months ended March 30, 2019. Sales to these customers were in the Aerospace and Test Systems segments. Accounts receivable from these customers at March 30, 2019 was approximately $43.4 million. Sales to these two customers represented 16% and 20% of consolidated sales for the three months ended March 31, 2018.
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
The Company appealed to the Higher Regional Court of Karlsruhe. On November 15, 2016, the Court issued its ruling and upheld the lower court’s decision. The Company submitted a petition to grant AES leave for appeal to the German Federal Supreme Court. On April 18, 2018, the German Federal Supreme Court granted Astronics’ petition in part, namely with respect to the part concerning the amount of damages. On January 8, 2019, Federal Supreme Court held the hearing on the appeal. By judgment of March 26, 2019 the Federal Supreme Court dismissed AES's appeal. With this decision, the above-mentioned proceedings are complete.
In July 2017, Lufthansa filed an action in the Regional State Court of Mannheim for payment of damages caused by the alleged patent infringement of AES, related to direct sales of the allegedly infringing product in Germany (associated with the original December 2010 action discussed above). In this action, which was served on AES on April 11, 2018, Lufthansa claims payment of approximately $6.2 million plus interest. According to AES's assessment, this claim is significantly higher than justified. We estimate AES’s potential exposure to be approximately $1 million to $3 million, and recorded a reserve in 2018 of $1 million associated with this matter. An oral hearing has been scheduled for September 13, 2019. A first instance decision is in this matter is expected in late 2019 or early 2020.
On December 29, 2017, Lufthansa filed another infringement action against AES in the Regional State Court of Mannheim claiming that sales by AES to its international customers have infringed Lufthansa's patent if AES's customers later shipped the products to Germany (referred to as "indirect sales"). This action, therefore, addresses sales other than those covered by the action filed on December 29, 2010, discussed above. In this action, served on April 11, 2018, Lufthansa seeks an injunction, an order obliging AES to provide information and accounting and a finding that AES owes damages for the attacked indirect sales. AES will vigorously defend against the action. No amount of claimed damages has been specified by Lufthansa and such amount is not quantifiable at this time. An oral hearing in this matter has been scheduled for September 13, 2019. A first instance decision is in this matter is expected in late 2019 or early 2020. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to this litigation as of March 30, 2019.
In December 2017, Lufthansa filed patent infringement cases in the United Kingdom and in France against AES. The Lufthansa patent expired in May 2018. In those cases, Lufthansa accuses AES of having manufactured, used, sold and offered for sale a power supply system, and offered and supplied parts for a power supply system, that infringed upon a Lufthansa patent in those respective countries. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to these matters as of March 30, 2019.
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
16) Segment Information
Below are the sales and operating profit by segment for the three months ended March 30, 2019 and March 31, 2018 and a reconciliation of segment operating profit to income before income taxes. Operating profit is net sales less cost of products sold and other operating expenses excluding interest and corporate expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment.

	Three Months Ended
(In thousands)	March 30, 2019	March 31, 2018
Sales
Aerospace	$188,501	$164,600
Test Systems	19,724	14,459
Less Intersegment Sales	(51)	—
Total Test Systems Sales	19,673	14,459
Total Consolidated Sales	$208,174	$179,059
Operating Profit and Margins
Aerospace	$25,768	$13,115
	13.7%	8.0%
Test Systems	2,185	(1,929)
	11.1%	(13.3)%
Total Operating Profit	27,953	11,186
	13.4%	6.2%
Additions/Deductions from Operating Profit
Gain on Sale of Business	80,133	—
Interest Expense, Net of Interest Income	1,804	2,331
Corporate Expenses and Other	5,287	4,929
Income Before Income Taxes	$100,995	$3,926
Total Assets:

(In thousands)	March 30, 2019	December 31, 2018
Aerospace	$674,247	$647,870
Test Systems	73,519	97,056
Corporate	32,755	29,714
Total Assets	$780,521	$774,640

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
On a Recurring Basis:
A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. There were no financial assets or liabilities carried at fair value measured on a recurring basis at December 31, 2018 or March 30, 2019.
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
Due to their short-term nature, the carrying value of cash and equivalents, accounts receivable, accounts payable, and notes payable approximate fair value. The carrying value of the Company’s variable rate long-term debt instruments also approximates fair value due to the variable rate feature of these instruments. As of March 30, 2019, the Company concluded that no indicators of impairment relating to intangible assets or goodwill existed and an interim test was not performed.
18) Divestiture Activities
As of December 31, 2018, the Company’s Board of Directors approved a plan to sell the semiconductor test business within the Test Systems segment. Accordingly, the assets and liabilities associated with these operations had been classified as held for sale in the consolidated Balance Sheet at December 31, 2018. The carrying value of the disposal group was lower than its fair value, less costs to sell, and accordingly, no impairment loss was required at December 31, 2018.

The following is a summary of the assets and liabilities held for sale as of December 31, 2018:

(In thousands)	December 31, 2018
Assets Held for Sale
Inventories	$14,385
Prepaid Expenses and Other Current Assets	87
Net Property, Plant and Equipment	3,521
Other Assets	714
Intangible Assets, Net of Accumulated Amortization	651
Total Assets Held for Sale	$19,358

Liabilities Held for Sale
Deferred Income Taxes	$906
On February 13, 2019, the Company completed the divestiture. The total proceeds of the divestiture amounted to $103.8 million. The Company recorded a pre-tax gain on the sale of $80.1 million in the first quarter of 2019. The income tax expense relating to the gain is expected to be $21.3 million.
The transaction also included two elements of contingent earnouts. The “First Earnout” is calculated based on a multiple of all future sales of existing and certain future derivative products to existing and future customers in each annual period from 2019 through 2022. The First Earnout may not exceed $35.0 million in total. The “Second Earnout” is calculated based on a multiple of future sales related to an existing product and program with an existing customer exceeding an annual threshold for each annual period from 2019 through 2022. The Second Earnout is not capped. For the Second Earnout, if the applicable sales in an annual period do not exceed the annual threshold, no amounts will be paid relative to such annual period; the sales in such annual period do not carry over to the next annual period. Due to the degree of uncertainty associated with estimating the future sales levels of the divested business and its underlying programs, and the lack of reliable predictive market information, the Company will recognize such earnout proceeds, if received, as additional gain on sale when such proceeds are realized or realizable.
19) Subsequent Events
During the second quarter of 2019, the Company initiated restructuring activities at certain of its locations. Associated severance charges of $0.2 million and $2.0 million will be recorded in the quarter ended June 29, 2019 in Aerospace and Test Systems segments, respectively.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10-K for the year ended December 31, 2018.)
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
Our strategy is to increase our value by developing technologies and capabilities either internally or through acquisition, and using those capabilities to provide innovative solutions to the aerospace & defense and other markets where our technology can be beneficial.
Important factors affecting our growth and profitability are the rate at which new aircraft are produced, government funding of military programs, our ability to have our products designed into new aircraft and the rates at which aircraft owners, including commercial airlines, refurbish or install upgrades to their aircraft. New aircraft build rates and aircraft owners spending on upgrades and refurbishments is cyclical and dependent on the strength of the global economy. Once designed into a new aircraft, the spare parts business is frequently retained by the Company. Future growth and profitability of the test business is dependent on developing and procuring new and follow-on business. The nature of our Test Systems business is such that it pursues large multi-year projects. There can be significant periods of time between orders in this business which may result in large fluctuations of sales and profit levels and backlog from period to period.
On February 13, 2019, the Company completed a divestiture of its semiconductor test business within the Test Systems segment. The total proceeds of the divestiture amounted to $103.8 million. The Company recorded a pre-tax gain on the sale of $80.1 million in the first quarter of 2019. The income tax expense relating to the gain is expected to be $21.3 million.
CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Three Months Ended
(Dollars in thousands)	March 30, 2019	March 31, 2018
Sales	$208,174	$179,059
Gross Profit (sales less cost of products sold)	$52,077	$37,132
Gross Margin	25.0%	20.7%
Selling, General and Administrative Expenses	$29,196	$30,500
SG&A Expenses as a Percentage of Sales	14.0%	17.0%
Gain on Sale of Business	$80,133	$—
Interest Expense, Net of Interest Income	$1,804	$2,331
Effective Tax Rate	22.6%	16.1%
Net Income	$78,146	$3,294
A discussion by segment can be found at “Segment Results of Operations and Outlook” in this MD&A.

CONSOLIDATED FIRST QUARTER RESULTS
Consolidated sales were up 16.3%, or $29.1 million, driven primarily from growth in the Aerospace segment. Aerospace segment sales of $188.5 million were up $23.9 million. Test Systems segment sales of $19.7 million were up $5.2 million.
Consolidated cost of products sold in the first quarter of 2019 increased $14.2 million to $156.1 million compared with $141.9 million in the first quarter of 2018. The increase was due primarily to the cost associated with higher sales volume, along with a $2.0 million charge for inventory reserves and a $1.7 million additional loss on a VVIP contract. Last year's first quarter was negatively impacted by $1.3 million in expense related to the fair value step-up of inventory.
Selling, general and administrative (“SG&A”) expenses were $29.2 million, or 14.0% of sales, in the first quarter of 2019 compared with $30.5 million, or 17.0% of sales, in the same period last year. Last year’s first quarter was impacted by $1.7 million in incremental amortization related to the Telefonix acquisition in December 2017 and a $1.0 million litigation reserve.
The effective tax rate for the quarter was 22.6%, compared with 16.1% in the first quarter of 2018. The 2019 first quarter tax rate was unfavorably impacted by the gain on the sale of the semiconductor business.
Net income was $78.1 million, or $2.35 per diluted share, compared with $3.3 million, or $0.10 per diluted share in the prior year. The gain on the sale of the semiconductor test business is expected to contribute $58.8 million after taxes.
Bookings were $205.0 million, for a book-to-bill ratio of 0.98:1. Backlog at the end of the quarter was $400.2 million. Approximately $335.5 million of backlog is expected to ship in the remainder of 2019.
CONSOLIDATED OUTLOOK
Astronics reiterated its expectations for 2019 with consolidated annual sales to be in the range of $760 million to $805 million, of which $710 million to $745 million is expected from the Aerospace segment and $50 million to $60 million is expected from the Test segment.
Consolidated backlog at March 30, 2019 was $400.2 million. Approximately 84% of the backlog is expected to ship in 2019.
The effective tax rate for 2019, excluding the impact of the gain on the sale of the semiconductor business, is expected to be in the range of 18% to 22%.
Capital equipment spending in 2019 is expected to be between $22 million to $28 million.
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

AEROSPACE SEGMENT

	Three Months Ended
(In thousands)	March 30, 2019	March 31, 2018
Sales	$188,501	$164,600
Operating Profit	$25,768	$13,115
Operating Margin	13.7%	8.0%

Aerospace Sales by Market
(In thousands)
Commercial Transport	$141,778	$133,050
Military	20,953	14,015
Business Jet	19,837	10,664
Other	5,933	6,871
	$188,501	$164,600
Aerospace Sales by Product Line
(In thousands)
Electrical Power & Motion	$92,537	$72,678
Lighting & Safety	48,605	41,642
Avionics	33,861	33,023
Systems Certification	1,618	4,783
Structures	5,947	5,603
Other	5,933	6,871
	$188,501	$164,600

(In thousands)	March 30, 2019	December 31, 2018
Total Assets	$674,247	$647,870
Backlog	$329,247	$326,047
AEROSPACE FIRST QUARTER RESULTS
Aerospace segment sales increased by $23.9 million, or 14.5%, to $188.5 million.
Electrical Power & Motion sales increased by $19.9 million, or 27.3%, due to higher sales of in-seat power and seat motion products. Sales of Lighting & Safety products were up $7.0 million due to a general increase in volume.
Aerospace operating profit was $25.8 million, or 13.7% of sales, compared with $13.1 million, or 8.0% of sales, in the same period last year. Aerospace operating profit benefited from the contribution margin on higher sales and improved sales mix, coupled with lower amortization expense related to the intangible assets acquired as part of the Telefonix acquisition in 2017. Operating profit was negatively affected by the challenged businesses, which collectively turned in an operating loss of $10.7 million for the quarter. The $10.7 million operating loss included a $2.0 million inventory reserve and a $1.7 million additional loss on a development contract. We restructured one of the “struggling three” companies early in the second quarter, a move designed to reduce its fixed costs by approximately $3.5 million.
Aerospace bookings in the first quarter of 2019 were $191.7 million, for a book-to-bill ratio of 1.02:1 for the quarter. Backlog was $329.2 million at the end of the first quarter of 2019.
AEROSPACE OUTLOOK
We expect 2019 sales for our Aerospace segment to be in the range of $710 million to $745 million. The Aerospace segment’s backlog at the end of the first quarter of 2019 was $329.2 million with approximately $294.4 million expected to be shipped over the remaining part of 2019 and $311.4 million is expected to ship over the next 12 months.

TEST SYSTEMS SEGMENT

	Three Months Ended
(In thousands)	March 30, 2019	March 31, 2018
Sales	$19,724	$14,459
Less Intersegment Sales	(51)	—
Net Sales	$19,673	$14,459
Operating profit	$2,185	$(1,929)
Operating Margin	11.1%	(13.3)%

Test Systems Sales by Market
(In thousands)
Semiconductor	$3,354	$7,060
Aerospace & Defense	16,319	7,399
	$19,673	$14,459

(In thousands)	March 30, 2019	December 31, 2018
Total Assets	$73,519	$97,056
Backlog (1)	$70,904	$89,470
(1) - $89.5 million backlog at December 31, 2018 includes $12.2 million related to the divested semiconductor business
TEST SYSTEMS FIRST QUARTER RESULTS
Test Segment sales increased $5.2 million to $19.7 million compared with $14.5 million in the prior-year period. An $8.9 million increase in sales to the Aerospace & Defense market was offset by a $3.7 million decrease in sales to the Semiconductor market.
Operating profit for the segment was $2.2 million, or 11.1% of sales, compared with an operating loss of $1.9 million in last year’s first quarter. Higher margin was driven by the increase in volume.
Bookings for the Test Systems segment in the quarter were $13.3 million, for a book-to-bill ratio of 0.68:1 for the quarter. Backlog was $70.9 million at the end of the first quarter of 2019.
TEST SYSTEMS OUTLOOK
We expect sales for the Test Systems segment for 2019 to be in the range of $50 million to $60 million. The Test Systems segment’s backlog at the end of the first quarter of 2019 was $70.9 million, with approximately $41.0 million expected to be shipped over the remaining part of 2019 and approximately $50.0 million scheduled to ship over the next 12 months.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities:
Cash provided by operating activities totaled $11.4 million for the first three months of 2019, as compared with $1.1 million cash used by operating activities during the same period in 2018. Cash flow from operating activities increased compared with the same period of 2018 primarily due to net operating assets decreasing in the first three months of 2019 when compared with the first three months of 2018, partially offset by increased income taxes payable at March 30, 2019 due to the gain on the sale of the semiconductor business.
Investing Activities:
Cash provided by investing activities was $100.3 million for the first three months of 2019 compared with $4.3 million used in the same period of 2018. The increase in the current year was a result of the $103.8 million in proceeds from the divestiture of the semiconductor business, coupled with a decrease in capital expenditures. The Company expects capital spending in 2019 to be in the range of $22 million to $28 million.

Financing Activities:
The primary financing activities in the first three months of 2019 related to net payments on our senior credit facility of $112.0 million. The primary financing activities in the first three months of 2018 related to net borrowings on our senior credit facility of $5.0 million. The Company’s cash needs for working capital, debt service and capital equipment during the remainder of 2019 is expected to be met by cash flows from operations and cash balances and, if necessary, utilization of the revolving credit facility.
The Company's Fourth Amended and Restated Credit Agreement (the “Original Facility”) provided for a $350 million revolving credit line with the option to increase the line by up to $150 million. The maturity date of the Original Facility was January 13, 2021. On February 16, 2018, the Company modified and extended the Original Facility by entering into the Fifth Amended and Restated Credit Agreement (the “Agreement”), which provides for a $500 million revolving credit line with the option to increase the line by up to $150 million. A new lender was added to the facility as well. The outstanding balance of the Original Facility was rolled into the Agreement on the date of closing. The maturity date of the loans under the Agreement is February 16, 2023. At March 30, 2019, there was $115.0 million outstanding on the revolving credit facility and there remains $383.9 million available, net of outstanding letters of credit. The credit facility allocates up to $20 million of the $500 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. At March 30, 2019, outstanding letters of credit totaled $1.1 million.
The maximum permitted leverage ratio of funded debt to Adjusted EBITDA (as defined in the Agreement) is 3.75 to 1, increasing to 4.50 to 1 for up to four fiscal quarters following the closing of an acquisition permitted under the Agreement, subject to limitations. The Company is in compliance with its financial covenant at March 30, 2019. The Company will pay interest on the unpaid principal amount of the facility at a rate equal to one-, three- or six-month LIBOR plus between 1.00% and 1.50% based upon the Company’s leverage ratio. The Company will also pay a commitment fee to the Lenders in an amount equal to between 0.10% and 0.20% on the undrawn portion of the credit facility, based upon the Company’s leverage ratio.
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
BACKLOG
The Company’s backlog at March 30, 2019 was $400.2 million compared with $415.5 million at December 31, 2018 ($403.3 million excluding backlog related to the divested semiconductor business) and $398.6 million at March 31, 2018.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table represents contractual obligations as of March 30, 2019:

	Payments Due by Period
(In thousands)	Total	2019	2020-2021	2022-2023	After 2023
Long-term Debt	$115,306	$82	$224	$115,000	$—
Interest on Long-term Debt	19,297	4,689	9,378	5,230	—
Purchase Obligations	138,835	130,407	8,428	—	—
Supplemental Retirement Plan and Post Retirement Obligations	23,002	313	827	798	21,064
Lease Obligations	35,195	5,023	12,149	7,237	10,786
Interest on Finance Lease Obligations	532	219	305	8	—
Other Long-term Liabilities	113	8	25	32	48
Total Contractual Obligations	$332,280	$140,741	$31,336	$128,305	$31,898

Notes to Contractual Obligations Table
Purchase Obligations — Purchase obligations are comprised of the Company’s commitments for goods and services in the normal course of business.
Long-Term Debt — See Part 1 Financial Information, Item 1 Financial Statements, Note 7, Long-Term Debt and Notes Payable included in this report.
Lease Obligations — Financing and Operating lease obligations are primarily related to the Company's facility leases.
MARKET RISK
The Company believes that there have been no material changes in the current year regarding the market risk information for its exposure to interest rate fluctuations. Although the majority of our sales, expenses and cash flows are transacted in U.S. dollars, we have exposure to changes in foreign currency exchange rates related to the Euro and the Canadian dollar. The Company believes that the impact of changes in foreign currency exchange rates in 2019 have not been significant.
CRITICAL ACCOUNTING POLICIES
Refer to Note 2 of the Notes to Consolidated Condensed Financial Statements included in this report for the Company’s critical accounting policies with respect to revenue recognition. For a complete discussion of the Company’s other critical accounting policies, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2018.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Market Risk in Item 2, above.
Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 30, 2019. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 30, 2019.
b.Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Company appealed to the Higher Regional Court of Karlsruhe. On November 15, 2016, the Court issued its ruling and upheld the lower court’s decision. The Company submitted a petition to grant AES leave for appeal to the German Federal Supreme Court. On April 18, 2018, the German Federal Supreme Court granted Astronics’ petition in part, namely with respect to the part concerning the amount of damages. On January 8, 2019, Federal Supreme Court held the hearing on the appeal. By judgment of March 26, 2019 the Federal Supreme Court dismissed AES's appeal. With this decision, the above-mentioned proceedings are complete.
In July 2017, Lufthansa filed an action in the Regional State Court of Mannheim for payment of damages caused by the alleged patent infringement of AES, related to direct sales of the allegedly infringing product in Germany (associated with the original December 2010 action discussed above). In this action, which was served on AES on April 11, 2018, Lufthansa claims payment of approximately $6.2 million plus interest. According to AES's assessment, this claim is significantly higher than justified. We estimate AES’s potential exposure to be approximately $1 million to $3 million, and recorded a reserve in 2018 of $1 million associated with this matter. An oral hearing has been scheduled for September 13, 2019. A first instance decision is in this matter is expected in late 2019 or early 2020.
On December 29, 2017, Lufthansa filed another infringement action against AES in the Regional State Court of Mannheim claiming that sales by AES to its international customers have infringed Lufthansa's patent if AES's customers later shipped the products to Germany (referred to as "indirect sales"). This action, therefore, addresses sales other than those covered by the action filed on December 29, 2010, discussed above. In this action, served on April 11, 2018, Lufthansa seeks an injunction, an order obliging AES to provide information and accounting and a finding that AES owes damages for the attacked indirect sales. AES will vigorously defend against the action. No amount of claimed damages has been specified by Lufthansa and such amount is not quantifiable at this time. An oral hearing in this matter has been scheduled for September 13, 2019. A first instance decision is in this matter is expected in late 2019 or early 2020. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to this litigation as of March 30, 2019.
In December 2017, Lufthansa filed patent infringement cases in the United Kingdom and in France against AES. The Lufthansa patent expired in May 2018. In those cases, Lufthansa accuses AES of having manufactured, used, sold and offered for sale a power supply system, and offered and supplied parts for a power supply system, that infringed upon a Lufthansa patent in those respective countries. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to these matters as of March 30, 2019.
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
Item 1a. Risk Factors
In addition to other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or results of operations. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.
Item 2. Unregistered sales of equity securities and use of proceeds
c. The following table summarizes our purchases of our common stock for the quarter ended March 30, 2019.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that may yet be Purchased Under the Program (1)
January 1, 2019 - January 26, 2019	—	—	—	$50,000,000
January 27, 2019 - February 23, 2019 (2)	2,607	$35.47	—	$50,000,000
February 24, 2019 - March 30, 2019 (3)	6,474	$32.20	—	$50,000,000
In connection with the exercise of stock options, we accept, from time to time, delivery of shares to pay the exercise price of stock options.
(1) On December 12, 2017, the Company’s Board of Directors authorized an additional repurchase of up to $50 million in connection with the Buyback Program.
(2) On February 22, 2019, we accepted delivery of 2,607 shares at $35.47 in connection with the exercise of stock options.
(3) On March 11, 2019 and March 12, 2019, we accepted delivery of 5,137 shares at $32.35 and 1,337 shares at $31.64, respectively, in connection with the exercise of stock options.
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

ASTRONICS CORPORATION
(Registrant)
Date:	May 9, 2019	By:	/s/ David C. Burney
David C. Burney Executive Vice President and Chief Financial Officer (Principal Financial Officer)