Form 10-Q
period 2019-06-29
ASTRONICS CORP
filed 2019-08-08
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 29, 2019
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 0-7087

ASTRONICS CORPORATION
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0959303 (IRS Employer Identification Number)

130 Commerce Way, East Aurora, New York (Address of principal executive offices)	14052 (Zip code)
(716) 805-1599
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.01 par value per share	ATRO	NASDAQ Stock Market
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2019, 32,675,358 shares of common stock were outstanding consisting of 24,766,477 shares of common stock ($.01 par value) and 7,908,881 shares of Class B common stock ($.01 par value).

Part I – Financial Information
Item 1. Financial Statements
ASTRONICS CORPORATION
Consolidated Condensed Balance Sheets
June 29, 2019 with Comparative Figures for December 31, 2018
(Unaudited)
(In thousands)

	June 29, 2019	December 31, 2018

Current Assets:
Cash and Cash Equivalents	$17,106	$16,622
Accounts Receivable, Net of Allowance for Doubtful Accounts	177,102	182,308
Inventories	142,853	138,685
Prepaid Expenses and Other Current Assets	17,587	17,198
Assets Held for Sale	—	19,358
Total Current Assets	354,648	374,171
Property, Plant and Equipment, Net of Accumulated Depreciation	117,389	120,862
Other Assets	45,189	21,272
Intangible Assets, Net of Accumulated Amortization	125,039	133,383
Goodwill	124,998	124,952
Total Assets	$767,263	$774,640
Current Liabilities:
Current Maturities of Long-term Debt	$170	$1,870
Accounts Payable	42,964	50,664
Accrued Expenses and Other Current Liabilities	51,054	47,772
Customer Advance Payments and Deferred Revenue	25,402	26,880
Liabilities Held for Sale	—	906
Total Current Liabilities	119,590	128,092
Long-term Debt	122,113	232,112
Other Liabilities	50,594	27,811
Total Liabilities	292,297	388,015
Shareholders’ Equity:
Common Stock	344	343
Accumulated Other Comprehensive Loss	(12,421)	(13,329)
Other Shareholders’ Equity	487,043	399,611
Total Shareholders’ Equity	474,966	386,625
Total Liabilities and Shareholders’ Equity	$767,263	$774,640
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Operations
Three and Six Months Ended June 29, 2019 With Comparative Figures for 2018
(Unaudited)
(In thousands, except per share data)

	Six Months Ended		Three Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Sales	$397,272	$387,665	$189,098	$208,606
Cost of Products Sold	304,832	300,961	148,735	159,034
Gross Profit	92,440	86,704	40,363	49,572
Selling, General and Administrative Expenses	58,986	59,943	29,790	29,443
Income from Operations	33,454	26,761	10,573	20,129
Gain on Sale of Business	80,133	—	—	—
Other Expense, Net of Other Income	733	838	518	463
Interest Expense, Net of Interest Income	3,029	4,815	1,225	2,484
Income Before Income Taxes	109,825	21,108	8,830	17,182
Provision for Income Taxes	24,953	3,789	2,104	3,157
Net Income	$84,872	$17,319	$6,726	$14,025
Earnings Per Share:
Basic	$2.60	$0.54	$0.21	$0.43
Diluted	$2.56	$0.52	$0.20	$0.42
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Comprehensive Income
Three and Six Months Ended June 29, 2019 With Comparative Figures for 2018
(Unaudited)
(In thousands)

	Six Months Ended		Three Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net Income	$84,872	$17,319	$6,726	$14,025
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	614	(1,572)	884	(1,805)
Retirement Liability Adjustment – Net of Tax	294	430	144	215
Total Other Comprehensive Income (Loss)	908	(1,142)	1,028	(1,590)
Comprehensive Income	$85,780	$16,177	$7,754	$12,435
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Cash Flows
Six Months Ended June 29, 2019 With Comparative Figures for 2018
(Unaudited)
(In thousands)

	Six Months Ended
	June 29, 2019	June 30, 2018
Cash Flows From Operating Activities:
Net Income	$84,872	$17,319
Adjustments to Reconcile Net Income to Cash Provided By Operating Activities:
Depreciation and Amortization	15,980	18,584
Provisions for Non-Cash Losses on Inventory and Receivables	4,429	1,819
Equity-based Compensation Expense	2,145	1,637
Deferred Tax Benefit	(3,371)	(516)
Gain on Sale of Business, Before Taxes	(80,133)	—
Other	263	(431)
Cash Flows from Changes in Operating Assets and Liabilities:
Accounts Receivable	5,266	(33,347)
Inventories	(11,276)	(19,761)
Accounts Payable	(7,685)	7,981
Accrued Expenses	(9,141)	53
Other Current Assets and Liabilities	(975)	(404)
Customer Advanced Payments and Deferred Revenue	(1,234)	14,469
Income Taxes	9,181	(189)
Supplemental Retirement and Other Liabilities	735	896
Cash Provided By Operating Activities	9,056	8,110
Cash Flows From Investing Activities:
Proceeds on Sale of Business	103,793	—
Capital Expenditures	(6,917)	(8,495)
Cash Provided By (Used For) Investing Activities	96,876	(8,495)
Cash Flows From Financing Activities:
Proceeds from Long-term Debt	27,000	30,015
Payments for Long-term Debt	(132,053)	(36,416)
Debt Acquisition Costs	—	(516)
Proceeds from Exercise of Stock Options	416	281
Other Financing Activities	(834)	—
Cash Used For Financing Activities	(105,471)	(6,636)
Effect of Exchange Rates on Cash	23	(285)
Increase (Decrease) in Cash and Cash Equivalents	484	(7,306)
Cash and Cash Equivalents at Beginning of Period	16,622	17,914
Cash and Cash Equivalents at End of Period	$17,106	$10,608
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Shareholders' Equity
Three and Six Months Ended June 29, 2019 With Comparative Figures for 2018
(Unaudited)
(In thousands)

	Six Months Ended		Three Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Common Stock
Beginning of Period	$260	$229	$262	$231
Exercise of Stock Options and Equity-based Compensation Expense – Net of Taxes	1	—	1	—
Class B Stock Converted to Common Stock	3	3	1	1
End of Period	$264	$232	$264	$232
Convertible Class B Stock
Beginning of Period	$83	$111	$81	$109
Exercise of Stock Options and Equity-based Compensation Expense – Net of Taxes	—	1	—	1
Class B Stock Converted to Common Stock	(3)	(3)	(1)	(1)
End of Period	$80	$109	$80	$109
Additional Paid in Capital
Beginning of Period	$73,044	$67,748	$74,396	$68,839
Exercise of Stock Options and Equity-based Compensation Expense - Net of Taxes	2,560	1,917	1,208	826
End of Period	$75,604	$69,665	$75,604	$69,665
Accumulated Comprehensive Loss
Beginning of Period	$(13,329)	$(13,352)	$(13,449)	$(14,277)
Adoption of ASU 2018-02	—	(1,373)	—	—
Foreign Currency Translation Adjustments	614	(1,572)	884	(1,805)
Retirement Liability Adjustment – Net of Taxes	294	430	144	215
End of Period	$(12,421)	$(15,867)	$(12,421)	$(15,867)
Retained Earnings
Beginning of Period	$376,567	$325,191	$454,713	$333,126
Adoption of ASU 2018-02	—	1,373	—	—
Adoption of ASU 2014-09	—	3,268	—	—
Net income	84,872	17,319	6,726	14,025
End of Period	$461,439	$347,151	$461,439	$347,151
Treasury Stock
Beginning of Period	$(50,000)	$(50,000)	$(50,000)	$(50,000)
Purchase of Shares	—	—	—	—
Retirement of Treasury Shares	—	—	—	—
End of Period	$(50,000)	$(50,000)	$(50,000)	$(50,000)
Total Shareholders’ Equity	$474,966	$351,290	$474,966	$351,290
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Shareholders' Equity, Continued
Three and Six Months Ended June 29, 2019 With Comparative Figures for 2018
(Unaudited)
(In thousands)

	Six Months Ended		Three Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Common Stock
Beginning of Period	25,978	22,861	26,178	23,106
Exercise of Stock Options	34	26	13	7
Class B Stock Converted to Common Stock	331	332	152	106
End of Period	26,343	23,219	26,343	23,219
Convertible Class B Stock
Beginning of Period	8,290	11,083	8,146	10,891
Exercise of Stock Options	48	38	13	4
Class B Stock Converted to Common Stock	(331)	(332)	(152)	(106)
End of Period	8,007	10,789	8,007	10,789
Treasury Stock
Beginning of Period	(1,675)	(1,675)	(1,675)	(1,675)
Purchase of Shares	—	—	—	—
Retirement of Treasury Shares	—	—	—	—
End of Period	(1,675)	(1,675)	(1,675)	(1,675)
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Notes to Consolidated Condensed Financial Statements
June 29, 2019
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
Operating Results
The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the six months ended June 29, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
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
We have operations in the United States (“U.S.”), Canada and France. We design and build our products through our wholly owned subsidiaries Astronics Advanced Electronic Systems Corp. (“AES”); Astronics AeroSat Corporation (“AeroSat”); Armstrong Aerospace, Inc. (“Armstrong”); Astronics Test Systems, Inc. (“ATS”); Ballard Technology, Inc. (“Ballard”); Astronics Connectivity Systems and Certification Corp. (“CSC”); Astronics Custom Control Concepts Inc. (“CCC”); Astronics DME LLC (“DME”); Luminescent Systems, Inc. (“LSI”); Luminescent Systems Canada, Inc. (“LSI Canada”); Max-Viz, Inc. (“Max-Viz”); Peco, Inc. (“Peco”); and PGA Electronic s.a. (“PGA”). On July 1, 2019, the Company acquired all of the issued and outstanding capital stock of Freedom Communication Technologies, Inc. (“FCT”).
On February 13, 2019, the Company completed a divestiture of its semiconductor test business within the Test Systems segment. The total proceeds of the divestiture amounted to $103.8 million. The Company recorded a pre-tax gain on the sale of $80.1 million in the first quarter of 2019. The income tax expense relating to the gain is expected to be $21.3 million.
On July 1, 2019, the Company acquired all of the issued and outstanding capital stock of FCT. FCT, located in Kilgore, Texas, is a leader in wireless communication testing, primarily for the civil land mobile radio market. Freedom will be included in our Test Systems segment. The total consideration for the transaction was $22.0 million in cash. The purchase price allocation for this acquisition is not determinable as the fair value valuation of assets and liabilities is not complete. The Company expects to complete a preliminary allocation during the third quarter of 2019. Purchased intangible assets and goodwill are not deductible for tax purposes.
On July 12, 2019, the Company sold intellectual property and certain assets associated with its Airfield Lighting product line for $1.0 million in cash. The transaction did not meet the criteria for the assets to be classified as held for sale at June 29, 2019. The Airfield Lighting product line, part of the Aerospace segment, represented less than 1% of the our 2018 revenue. The Company expects to record a loss on sale of approximately $1.3 million in the 2019 third quarter.

Cost of Products Sold, Engineering and Development, Interest, and Selling, General and Administrative Expenses
Cost of products sold includes the costs to manufacture products such as direct materials and labor and manufacturing overhead as well as all engineering and development costs. The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. These costs are expensed when incurred and included in cost of products sold. Research and development, design and related engineering amounted to $27.7 million and $28.9 million for the three months ended and $54.4 million and $57.8 million for the six months ended June 29, 2019 and June 30, 2018, respectively. Selling, general and administrative expenses include costs primarily related to our sales and marketing departments and administrative departments. Interest expense is shown net of interest income. Interest income was insignificant for the three and six months ended June 29, 2019 and June 30, 2018.
Foreign Currency Translation
The aggregate transaction gain or loss included in operations was insignificant for the three and six months ended June 29, 2019 and June 30, 2018.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This standard requires that an entity measure impairment of certain financial instruments, including trade receivables, based on expected losses rather than incurred losses. In November 2018, the FASB issued ASU 2018-19 which clarifies the guidance in ASU 2016-13. The provisions of this ASU are effective for years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact of this ASU. We do not expect this ASU to have a significant impact on our consolidated financial statements.
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
The Company recognizes an asset for the incremental, material costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year and the costs are expected to be recovered. These incremental costs include, but are not limited to, sales commissions incurred to obtain a contract with a customer. As of June 29, 2019, the Company does not have material incremental costs on any open contracts with an original expected duration of greater than one year, and therefore such costs are expensed as incurred.
The Company recognizes an asset for certain, material costs to fulfill a contract if it is determined that the costs relate directly to a contract or anticipated contracts that can be specifically identified, generate or enhance resources that will be used in satisfying performance obligations in the future, and are expected to be recovered. Such costs are amortized on a systematic basis that is consistent with the transfer to the customer of the goods to which the asset relates. Start-up costs are expensed as incurred. Capitalized fulfillment costs are included in Inventories in the accompanying Consolidated Condensed Balance Sheets. Should future orders not materialize or it is determined the costs are no longer probable of recovery, the capitalized costs are written off. As of June 29, 2019, the Company does not have material capitalized fulfillment costs.
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
The majority of the Company’s revenue from contracts with customers is recognized at a point in time, when the customer obtains control of the promised product, which is generally upon delivery and acceptance by the customer. These contracts may provide credits or incentives, which may be accounted for as variable consideration. Variable consideration is estimated at the most likely amount to predict the consideration to which the Company will be entitled, and only to the extent it is probable that a subsequent change in estimate will not result in a significant revenue reversal when estimating the amount of revenue to recognize. Variable consideration is treated as a change to the sales transaction price and based on an assessment of all information (i.e., historical, current and forecasted) that is reasonably available to the Company, and estimated at contract inception and updated at the end of each reporting period as additional information becomes available. Most of our contracts do not contain rights to return product; where this right does exist, it is evaluated as possible variable consideration.
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
On June 29, 2019, we had $379.7 million of remaining performance obligations, which we refer to as total backlog. We expect to recognize approximately $263.9 million of our remaining performance obligations as revenue in 2019. The Company has not recognized any material amount of revenue from performance obligations that were satisfied or partially satisfied in previous periods.
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
We recognized $7.8 million and $8.4 million during the three months ended June 29, 2019 and June 30, 2018, respectively, and $13.2 million and $11.6 million for the six months ended June 29, 2019 and June 30, 2018, respectively, in revenues that were included in the contract liability balance at the beginning of the period.
The Company's contract assets and contract liabilities consist primarily of costs in excess of billings and billings in excess of cost, respectively. The following table presents the beginning and ending balances of contract assets and contract liabilities during the six months ended June 29, 2019:

(In thousands)	Contract Assets	Contract Liabilities
Beginning Balance, January 1, 2019	$33,030	$27,347
Ending Balance, June 29, 2019	$36,223	$26,050

The following table presents our revenue disaggregated by Market Segments as follows:

	Six Months Ended		Three Months Ended
(In thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Aerospace Segment
Commercial Transport	$271,509	$265,847	$129,731	$132,797
Military	40,498	30,285	19,545	16,270
Business Jet	37,123	21,002	17,286	10,338
Other	13,658	13,670	7,725	6,799
Aerospace Total	362,788	330,804	174,287	166,204

Test Systems Segment
Semiconductor	5,596	38,465	2,242	31,405
Aerospace & Defense	28,888	18,396	12,569	10,997
Test Systems Total	34,484	56,861	14,811	42,402

Total	$397,272	$387,665	$189,098	$208,606
The following table presents our revenue disaggregated by Product Lines as follows:

	Six Months Ended		Three Months Ended
(In thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Aerospace Segment
Electrical Power & Motion	$176,579	$140,321	$84,042	$67,643
Lighting & Safety	95,375	85,763	46,770	44,121
Avionics	59,543	69,295	25,682	36,272
Systems Certification	5,666	9,655	4,048	4,872
Structures	11,967	12,100	6,020	6,497
Other	13,658	13,670	7,725	6,799
Aerospace Total	362,788	330,804	174,287	166,204

Test Systems	34,484	56,861	14,811	42,402

Total	$397,272	$387,665	$189,098	$208,606

3) Inventories
Inventories are as follows:

(In thousands)	June 29, 2019	December 31, 2018
Finished Goods	$30,847	$33,100
Work in Progress	26,641	27,409
Raw Material	85,365	78,176
	$142,853	$138,685
Additionally, net Inventories of $14,385 are classified in Assets Held for Sale at December 31, 2018. Refer to Note 18.

4) Property, Plant and Equipment
Property, Plant and Equipment are as follows:

(In thousands)	June 29, 2019	December 31, 2018
Land	$11,185	$11,191
Buildings and Improvements	76,670	83,812
Machinery and Equipment	111,937	106,327
Construction in Progress	6,072	6,404
	205,864	207,734
Less Accumulated Depreciation	88,475	86,872
	$117,389	$120,862
Additionally, net Property, Plant and Equipment of $3,521 are classified in Assets Held for Sale at December 31, 2018. Refer to Note 18.
5) Intangible Assets
The following table summarizes acquired intangible assets as follows:

		June 29, 2019		December 31, 2018
(In thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	11 years	$2,146	$1,760	$2,146	$1,716
Non-compete Agreement	4 years	10,900	6,177	10,900	4,680
Trade Names	10 years	11,449	5,716	11,454	5,182
Completed and Unpatented Technology	10 years	36,396	16,761	36,406	14,964
Customer Relationships	15 years	136,878	42,316	136,894	37,875
Total Intangible Assets	13 years	$197,769	$72,730	$197,800	$64,417
Additionally, net Intangible Assets of $651 are classified in Assets Held for Sale at December 31, 2018. Refer to Note 18.
All acquired intangible assets other than goodwill and one trade name are being amortized. Amortization expense for acquired intangibles is summarized as follows:

	Six Months Ended		Three Months Ended
(In thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Amortization Expense	$8,352	$10,868	$4,128	$4,867
Amortization expense for acquired intangible assets expected for 2019 and for each of the next five years is summarized as follows:

(In thousands)
2019	$16,628
2020	15,903
2021	13,993
2022	13,569
2023	12,402
2024	10,931

6) Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the six months ended June 29, 2019:

(In thousands)	December 31, 2018	Acquisition/Adjustments	Foreign Currency Translation	June 29, 2019
Aerospace	$124,952	$—	$46	$124,998
Test Systems	—	—	—	—
	$124,952	$—	$46	$124,998

7) Long-term Debt and Notes Payable
The Company's Fourth Amended and Restated Credit Agreement (the “Original Facility”) provided for a $350 million revolving credit line with the option to increase the line by up to $150 million. The maturity date of the Original Facility was January 13, 2021. On February 16, 2018, the Company modified and extended the Original Facility by entering into the Fifth Amended and Restated Credit Agreement (the “Agreement”), which provides for a $500 million revolving credit line with the option to increase the line by up to $150 million. A new lender was added to the facility as well. The outstanding balance of the Original Facility was rolled into the Agreement on the date of closing. The maturity date of the loans under the Agreement is February 16, 2023. At June 29, 2019, there was $122.0 million outstanding on the revolving credit facility and there remains $376.9 million available, net of outstanding letters of credit. The credit facility allocates up to $20 million of the $500 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. At June 29, 2019, outstanding letters of credit totaled $1.1 million.
The maximum permitted leverage ratio of funded debt to Adjusted EBITDA (as defined in the Agreement) is 3.75 to 1, increasing to 4.50 to 1 for up to four fiscal quarters following the closing of an acquisition permitted under the Agreement, subject to limitations. The Company is in compliance with its financial covenant at June 29, 2019. The Company will pay interest on the unpaid principal amount of the facility at a rate equal to one-, three- or six-month LIBOR plus between 1.00% and 1.50% based upon the Company’s leverage ratio. The Company will also pay a commitment fee to the Lenders in an amount equal to between 0.10% and 0.20% on the undrawn portion of the credit facility, based upon the Company’s leverage ratio.
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
8) Product Warranties
In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship typically over periods ranging from 12 to 60 months. The Company determines warranty reserves needed by product line based on experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Six Months Ended		Three Months Ended
(In thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Balance at Beginning of Period	$5,027	$5,136	$4,829	$5,115
Warranties Divested in Sale of Business	(123)	—	—	—
Warranties Issued	1,245	1,301	716	734
Warranties Settled	(1,180)	(1,285)	(592)	(645)
Reassessed Warranty Exposure	(163)	28	(147)	(24)
Balance at End of Period	$4,806	$5,180	$4,806	$5,180

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
The present value of the Company’s lease liability at transition was calculated using a weighted-average incremental borrowing rate of 3.7%. In determining the incremental borrowing rate, we have considered borrowing data for secured debt obtained from our lending institution as of the transition date. As of June 29, 2019, the Company recognized an operating right-of-use asset and lease liability of approximately $22.1 million and $22.3 million, respectively. The Company's operating lease liability increased approximately $0.1 million and $5.6 million as a result of acquiring right-of-use-assets from new leases entered into during the three and six months ended June 29, 2019. As of June 29, 2019, the Company recognized a financing right-of-use asset and lease liability of approximately $3.0 million and $5.6 million, respectively. No new financing lease liabilities were not entered into during the three and six months ended June 29, 2019. The right-of-use asset is included within Other assets in the Consolidated Condensed Balance Sheets, while the lease liability is included within Other current liabilities and Other liabilities, as appropriate.
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
The following is a summary of the Company's total lease costs:

	Six months ended	Three months ended
(In thousands)	June 29, 2019	June 29, 2019
Finance Lease Cost:
Amortization of Right-of-use Assets	$510	$255
Interest on Lease Liabilities	167	81
Total Finance Lease Cost	677	336
Operating Lease Cost	2,406	1,201
Variable Lease Cost	679	309
Short-term Lease Cost (excluding month-to-month)	85	38
Less Sublease and Rental Income	(517)	(305)
Total Operating Lease Cost	$2,653	$1,243
Total Net Lease Cost	$3,330	$1,579
The following is a summary of cash paid for amounts included in the measurement of lease liabilities:

Six months ended
(In thousands)	June 29, 2019
Operating Cash Flows Used for Finance Leases	$677
Operating Cash Flows Used for Operating Leases	$1,731
Financing Cash Flows Used for Finance Leases	$834
The weighted-average remaining term for the Company's operating and financing leases are approximately 8 years and 3 years, respectively.

The following is a summary of the Company's maturity of lease liabilities:

(In thousands)	Operating Leases	Financing Leases
2019	$2,284	$1,045
2020	3,992	2,128
2021	3,646	2,180
2022	3,233	743
2023	2,618	—
Thereafter	10,038	—
Total Lease Payments	$25,811	$6,096
Less: Interest	3,471	453
Total Lease Liability	$22,340	$5,643

10) Income Taxes
The effective tax rates were approximately 22.7% and 18.0% for the six months ended and 23.8% and 18.4% for the three months ended June 29, 2019 and June 30, 2018, respectively. The 2019 tax rate was unfavorably impacted by state income taxes, which was partially offset by the federal research and development tax credit.
11) Earnings Per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Six Months Ended		Three Months Ended
(In thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Weighted Average Shares - Basic	32,640	32,298	32,665	32,313
Net Effect of Dilutive Stock Options	553	770	510	809
Weighted Average Shares - Diluted	33,193	33,068	33,175	33,122
The above prior-year information has been adjusted to reflect the impact of the three-for-twenty Class B stock distribution to shareholders of record on October 12, 2018.
Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted earnings per share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. The number of common shares covered by out-of-the-money stock options was approximately 18,000 shares as of June 29, 2019 and 160,000 shares as of June 30, 2018.
12) Shareholders' Equity
Share Buyback Program
On February 24, 2016, the Company’s Board of Directors authorized the repurchase of up to $50 million of common stock (the “Buyback Program”). The Buyback Program allowed the Company to purchase shares of its common stock in accordance with applicable securities laws on the open market or through privately negotiated transactions. The Company has repurchased approximately 1,675,000 shares and has completed that program. On December 12, 2017, the Company’s Board of Directors authorized an additional repurchase of up to $50 million. No amounts have been repurchased under the new program as of June 29, 2019.

Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

(In thousands)	June 29, 2019	December 31, 2018
Foreign Currency Translation Adjustments	$(6,542)	$(7,156)
Retirement Liability Adjustment – Before Tax	(7,442)	(7,814)
Tax Benefit of Retirement Liability Adjustment	1,563	1,641
Retirement Liability Adjustment – After Tax	(5,879)	(6,173)
Accumulated Other Comprehensive Loss	$(12,421)	$(13,329)
The components of other comprehensive income (loss) are as follows:

	Six Months Ended		Three Months Ended
(In thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Foreign Currency Translation Adjustments	$614	$(1,572)	$884	$(1,805)
Retirement Liability Adjustments:
Reclassifications to General and Administrative Expense:
Amortization of Prior Service Cost	201	202	100	101
Amortization of Net Actuarial Losses	171	343	86	172
Tax Benefit	(78)	(115)	(42)	(58)
Retirement Liability Adjustment	294	430	144	215
Other Comprehensive Income (Loss)	$908	$(1,142)	$1,028	$(1,590)

13) Supplemental Retirement Plan and Related Post Retirement Benefits
The Company has two non-qualified supplemental retirement defined benefit plans (“SERP” and “SERP II”) for certain executive officers. The following table sets forth information regarding the net periodic pension cost for the plans.

	Six Months Ended		Three Months Ended
(In thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Service Cost	$91	$100	$46	$50
Interest Cost	458	450	229	225
Amortization of Prior Service Cost	193	194	96	97
Amortization of Net Actuarial Losses	150	314	75	157
Net Periodic Cost	$892	$1,058	$446	$529
Participants in the SERP are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The following table sets forth information regarding the net periodic cost recognized for those benefits:

	Six Months Ended		Three Months Ended
(In thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Service Cost	$7	$8	$4	$4
Interest Cost	23	23	11	12
Amortization of Prior Service Cost	8	8	4	4
Amortization of Net Actuarial Losses	21	29	11	15
Net Periodic Cost	$59	$68	$30	$35

14) Sales to Major Customers
The Company has a significant concentration of business with two major customers, each in excess of 10% of consolidated sales. The loss of either of these customers would significantly, negatively impact our sales and earnings.
Sales to these two customers represented 14% and 13% of consolidated sales for the six months ended and 13% and 14% for the three months ended June 29, 2019. Sales to these customers were primarily in the Aerospace segment. Accounts receivable from these customers at June 29, 2019 was approximately $44.6 million. Sales to these two customers represented 15% and 16% of consolidated sales for the six months ended and 14% and 12% for the three months ended June 30, 2018.
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
The Company appealed to the Higher Regional Court of Karlsruhe. On November 15, 2016, the Court issued its ruling and upheld the lower court’s decision. The Company submitted a petition to grant AES leave for appeal to the German Federal Supreme Court. On April 18, 2018, the German Federal Supreme Court granted Astronics’ petition in part, namely with respect to the part concerning the amount of damages. On January 8, 2019 Federal Supreme Court held the hearing on the appeal. By judgment of March 26, 2019 the Federal Supreme Court dismissed AES's appeal. With this decision, the above-mentioned proceedings are complete.
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
On December 29, 2017, Lufthansa filed another infringement action against AES in the Regional State Court of Mannheim claiming that sales by AES to its international customers have infringed Lufthansa's patent if AES's customers later shipped the products to Germany (referred to as “indirect sales”). This action, therefore, addresses sales other than those covered by the action filed on December 29, 2010, discussed above. In this action, served on April 11, 2018, Lufthansa seeks an injunction, an order obliging AES to provide information and accounting and a finding that AES owes damages for the attacked indirect sales. AES will vigorously defend against the action. No amount of claimed damages has been specified by Lufthansa and such amount is not quantifiable at this time. An oral hearing in this matter has been scheduled for September 13, 2019. A first instance decision is in this matter is expected in late 2019 or early 2020. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to this litigation as of June 29, 2019.
In December 2017, Lufthansa filed patent infringement cases in the United Kingdom and in France against AES. The Lufhansa patent expired in May 2018. In those cases, Lufthansa accuses AES of having manufactured, used, sold and offered for sale a power supply system, and offered and supplied parts for a power supply system, that infringed upon a Lufthansa patent in those respective countries. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to these matters as of June 29, 2019.
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
16) Segment Information
Below are the sales and operating profit by segment for the three and six months ended June 29, 2019 and June 30, 2018 and a reconciliation of segment operating profit to income before income taxes. Operating profit is net sales less cost of products sold and other operating expenses excluding interest and corporate expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment.

	Six Months Ended		Three Months Ended
(In thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Sales
Aerospace	$362,793	$330,857	$174,292	$166,257
Less Intersegment Sales	(5)	(53)	(5)	(53)
Total Aerospace Sales	362,788	330,804	174,287	166,204
Test Systems	34,649	56,861	14,925	42,402
Less Intersegment Sales	(165)	—	(114)	—
Total Test Systems Sales	34,484	56,861	14,811	42,402
Total Consolidated Sales	$397,272	$387,665	$189,098	$208,606
Operating Profit and Margins
Aerospace	$40,160	$31,315	$14,392	$18,200
	11.1%	9.5%	8.3%	11.0%
Test Systems	2,091	4,318	(94)	6,247
	6.0%	7.6%	(0.6)%	14.7%
Total Operating Profit	42,251	35,633	14,298	24,447
	10.6%	9.2%	7.6%	11.7%
Additions/Deductions from Operating Profit
Gain on Sale of Business	80,133	—	—	—
Interest Expense, Net of Interest Income	3,029	4,815	1,225	2,484
Corporate Expenses and Other	9,530	9,710	4,243	4,781
Income Before Income Taxes	$109,825	$21,108	$8,830	$17,182

Total Assets:

(In thousands)	June 29, 2019	December 31, 2018
Aerospace	$668,425	$647,870
Test Systems	68,017	97,056
Corporate	30,821	29,714
Total Assets	$767,263	$774,640

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
On a Recurring Basis:
A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. There were no financial assets or liabilities carried at fair value measured on a recurring basis at December 31, 2018 or June 29, 2019.
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
Due to their short-term nature, the carrying value of cash and equivalents, accounts receivable, accounts payable, and notes payable approximate fair value. The carrying value of the Company’s variable rate long-term debt instruments also approximates fair value due to the variable rate feature of these instruments. As of June 29, 2019, the Company concluded that no indicators of impairment relating to intangible assets or goodwill existed and an interim test was not performed.
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
19) Subsequent Events
On July 1, 2019, the Company acquired all of the issued and outstanding capital stock of FCT. FCT, located in Kilgore, Texas, is a leader in wireless communication testing, primarily for the civil land mobile radio market. Freedom will be included in our Test Systems segment. The total consideration for the transaction was $22.0 million in cash. The purchase price allocation for this acquisition is not determinable as the fair value valuation of assets and liabilities is not complete. The Company expects to complete a preliminary allocation during the third quarter of 2019. Purchased intangible assets and goodwill are not deductible for tax purposes.
On July 12, 2019, the Company sold intellectual property and certain assets associated with its Airfield Lighting product line for $1.0 million in cash. The transaction did not meet the criteria for the assets to be classified as held for sale at June 29, 2019. The Airfield Lighting product line, part of the Aerospace segment, represented less than 1% of the our 2018 revenue. The Company expects to record a loss on sale of approximately $1.3 million in the 2019 third quarter.

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
On July 1, 2019, the Company acquired all of the issued and outstanding capital stock of Freedom Communication Technologies, Inc. (“FCT”). FCT, located in Kilgore, Texas, is a leader in wireless communication testing, primarily for the civil land mobile radio market. Freedom will be included in our Test Systems segment. The total consideration for the transaction was $22.0 million in cash. The purchase price allocation for this acquisition is not determinable as the fair value valuation of assets and liabilities is not complete. The Company expects to complete a preliminary allocation during the third quarter of 2019. Purchased intangible assets and goodwill are not deductible for tax purposes.
On July 12, 2019, the Company sold intellectual property and certain assets associated with its Airfield Lighting product line for $1.0 million in cash. The transaction did not meet the criteria for the assets to be classified as held for sale at June 29, 2019. The Airfield Lighting product line, part of the Aerospace segment, represented less than 1% of the our 2018 revenue. The Company expects to record a loss on sale of approximately $1.3 million in the 2019 third quarter.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Six Months Ended		Three Months Ended
(Dollars in thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Sales	$397,272	$387,665	$189,098	$208,606
Gross Profit (sales less cost of products sold)	$92,440	$86,704	$40,363	$49,572
Gross Margin	23.3%	22.4%	21.3%	23.8%
Selling, General and Administrative Expenses	$58,986	$59,943	$29,790	$29,443
SG&A Expenses as a Percentage of Sales	14.8%	15.5%	15.8%	14.1%
Gain on Sale of Business	$80,133	$—	$—	$—
Interest Expense, Net of Interest Income	$3,029	$4,815	$1,225	$2,484
Effective Tax Rate	22.7%	18.0%	23.8%	18.4%
Net Income	$84,872	$17,319	$6,726	$14,025
A discussion by segment can be found at “Segment Results of Operations and Outlook” in this MD&A.
CONSOLIDATED SECOND QUARTER RESULTS
Consolidated sales were down 9.4%, or $19.5 million, compared to the prior-year period. Aerospace segment sales increased $8.1 million, or 4.9%, while Test Systems segment sales decreased $27.6 million due to the divestiture of the semiconductor business.
Consolidated cost of products sold in the second quarter of 2019 decreased $10.3 million to $148.7 million compared with $159.0 million in the prior-year period. The decline was primarily due to the divestiture of the semiconductor business, partially offset with $2.3 million in tariff expenses and a $1.6 million charge for inventory reserves and cost of goods sold related to the incremental Aerospace sales.
Selling, general and administrative (“SG&A”) expenses were $29.8 million, or 15.8% of sales, in the second quarter of 2019 compared with $29.4 million, or 14.1% of sales, in the same period last year. SG&A increased as a percentage of sales due primarily to $2.2 million in severance charges associated with restructuring activities, coupled with lower sales.
The effective tax rate for the quarter was 23.8%, compared with 18.4% in the second quarter of 2018. The 2019 second quarter tax rate was unfavorably impacted by the gain on the sale of the semiconductor business.
Net income was $6.7 million, or $0.20 per diluted share, compared with $14.0 million, or $0.42 per diluted share in the prior year.
Bookings were $170.7 million, for a book-to-bill ratio of 0.90:1. Backlog at the end of the quarter was $379.7 million. Approximately $263.9 million of backlog is expected to ship in the remainder of 2019.
CONSOLIDATED YEAR-TO-DATE RESULTS
Consolidated sales were up 2.5%, or $9.6 million, driven primarily from growth in the Aerospace segment, partially offset by lower sales in the Test systems segment due to the sale of the semiconductor business in the first quarter of 2019.
Consolidated cost of products sold was $304.8 million compared with $301.0 million in the prior-year period. The increase was due primarily to the cost associated with higher sales volume, along with tariff expenses of $4.0 million and a charge for inventory reserves of $3.6 million. Consolidated costs of products sold recorded in the first six months of the prior year included a fair value inventory step-up expense of $1.3 million and a $3.6 million program charge related to a CCC long-term contract.
Selling, general and administrative (“SG&A”) expenses were $59.0 million in the second quarter of 2019 compared with $59.9 million in the same period last year. The decrease was impacted by $2.3 million lower amortization expense related to acquired intangible assets, partially offset by severance charges of $2.2 million.
The effective tax rate for the first six month of 2019 was 22.7%, compared with 18.0% in the same period quarter of 2018. The tax rate was unfavorably impacted by the gain on the sale of the semiconductor business.

Net income was $84.9 million, or $2.56 per diluted share, compared with $17.3 million, or $0.52 per diluted share in the prior year. The $80.1 million gain on the sale of the semiconductor test business is expected to contribute $58.8 million to net income after taxes.
CONSOLIDATED OUTLOOK
Consolidated sales are expected to be in the range of $740 million to $775 million, of which $680 million to $700 million is expected from the Aerospace segment and $60 million to $75 million is expected from the Test segment.
Consolidated backlog at June 29, 2019 was $379.7 million. Approximately 70% of the backlog is expected to ship in 2019.
The effective tax rate for 2019, excluding the impact of the gain on the sale of the semiconductor business, is expected to be in the range of 15% to 19%.
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
AEROSPACE SEGMENT

	Six Months Ended		Three Months Ended
(In thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Sales	$362,793	$330,857	$174,292	$166,257
Less Intersegment Sales	(5)	(53)	(5)	(53)
Total Aerospace Sales	$362,788	$330,804	$174,287	$166,204
Operating Profit	$40,160	$31,315	$14,392	$18,200
Operating Margin	11.1%	9.5%	8.3%	11.0%

Aerospace Sales by Market
(In thousands)
Commercial Transport	$271,509	$265,847	$129,731	$132,797
Military	40,498	30,285	19,545	16,270
Business Jet	37,123	21,002	17,286	10,338
Other	13,658	13,670	7,725	6,799
	$362,788	$330,804	$174,287	$166,204
Aerospace Sales by Product Line
(In thousands)
Electrical Power & Motion	$176,579	$140,321	$84,042	$67,643
Lighting & Safety	95,375	85,763	46,770	44,121
Avionics	59,543	69,295	25,682	36,272
Systems Certification	5,666	9,655	4,048	4,872
Structures	11,967	12,100	6,020	6,497
Other	13,658	13,670	7,725	6,799
	$362,788	$330,804	$174,287	$166,204

(In thousands)	June 29, 2019	December 31, 2018
Total Assets	$668,425	$647,870
Backlog	$310,590	$326,047

AEROSPACE SECOND QUARTER RESULTS
Aerospace segment sales increased $8.1 million, or 4.9%, to $174.3 million, although Aerospace sales declined sequentially from $188.5 million in the first quarter of 2019.
Electrical Power & Motion sales increased $16.4 million, or 24.2%, due primarily to higher sales in cabin power products. Sales of Lighting & Safety products were up $2.6 million due to an increase in sales of lighting products partially offset by lower sales of passenger service units. Avionics sales were down $10.6 million compared with the prior-year period due to a lower demand in the quarter for inflight entertainment and connectivity (“IFEC”) products.
Aerospace operating profit was $14.4 million, or 8.3% of sales, compared with $18.2 million, or 11.0% of sales, in the same period last year. Aerospace operating profit benefited from higher volume, offset by $2.3 million in tariffs. Certain challenged Aerospace businesses had $7.7 million of operating losses, including a $1.6 million inventory reserve. Operating losses for those businesses in the second quarter of 2018 were $8.1 million including a $1.6 million program charge recognized due to the revision of estimated costs to complete a long-term contract.
Restructuring initiatives are expected to provide approximately $3 million in annual savings for the Aerospace segment beginning in the third quarter of 2019.
Aerospace bookings in the second quarter of 2019 were $157.6 million, for a book-to-bill ratio of 0.90:1. Backlog was $310.6 million at the end of the second quarter of 2019.
AEROSPACE YEAR-TO-DATE RESULTS
Aerospace segment sales increased by $32.0 million, or 9.7%, to $362.8 million when compared with the prior year’s first six months.
Electrical Power & Motion sales increased $36.3 million, or 25.8%, and Lighting & Safety sales increased $9.6 million, both for similar reasons as in the quarter. Sales of Avionics products were down $9.8 million to $59.5 million, and Systems Certification sales decreased $4.0 million compared to the first six months of 2018.
Aerospace operating profit was $40.2 million, or 11.1% of sales, compared with $31.3 million, or 9.5% of sales,in the same period last year. Aerospace operating profit in the first six months of 2019 benefited from higher volume and $2.3 million lower amortization expense related to acquired intangible assets. These benefits were offset by $4.0 million in tariffs and $18.4 million in operating losses from certain challenged businesses, which included $3.6 million in inventory reserves. Operating profit in the first half of 2018 was negatively impacted by $17.1 million in operating loss from those businesses and $1.4 million in acquisition-related inventory step-up expense.
AEROSPACE OUTLOOK
We expect 2019 sales for our Aerospace segment to be in the range of $680 million to $700 million. The Aerospace segment’s backlog at the end of the second quarter of 2019 was $310.6 million with approximately $235.7 million expected to be shipped over the remaining part of 2019 and $290.3 million is expected to ship over the next 12 months.
TEST SYSTEMS SEGMENT

	Six Months Ended		Three Months Ended
(In thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Sales	$34,649	$56,861	$14,925	$42,402
Less Intersegment Sales	(165)	—	(114)	—
Net Sales	$34,484	$56,861	$14,811	$42,402
Operating profit	$2,091	$4,318	$(94)	$6,247
Operating Margin	6.0%	7.6%	(0.6)%	14.7%

Test Systems Sales by Market
(In thousands)
Semiconductor	$5,596	$38,465	$2,242	$31,405
Aerospace & Defense	28,888	18,396	12,569	10,997
	$34,484	$56,861	$14,811	$42,402

(In thousands)	June 29, 2019	December 31, 2018
Total Assets	$68,017	$97,056
Backlog (1)	$69,122	$89,470
(1) - $89.5 million backlog at December 31, 2018 includes $12.2 million related to the divested semiconductor business
TEST SYSTEMS SECOND QUARTER RESULTS
Test Segment sales decreased $27.6 million to $14.8 million compared with the prior-year period. A $1.6 million increase in sales to the Aerospace & Defense market was offset by a $29.2 million decrease in sales to the Semiconductor market as a result of the divestiture of the semiconductor business.
The Test segment was essentially breakeven in the quarter compared with operating profit of $6.2 million in last year’s second quarter. The decrease was due to the divestiture of the semiconductor business. Additionally, impacting the loss in the quarter were severance charges of $2.0 million related to the restructuring initiatives, which are expected to provide savings of $5 million to $6 million beginning in the third quarter.
Bookings for the Test Systems segment in the quarter were $13.0 million, for a book-to-bill ratio of 0.88:1 for the quarter. Backlog was $69.1 million at the end of the second quarter of 2019.
TEST SYSTEMS YEAR-TO-DATE RESULTS
Test Segment sales decreased $22.4 million to $34.5 million compared with $56.9 million in the prior-year period. A $10.5 million increase in sales to the Aerospace & Defense market was offset by a $32.9 million decrease in sales to the Semiconductor market as a result of the divestiture of the semiconductor business.
Operating profit for the segment was $2.1 million, or 6.0% of sales, compared with operating income of $4.3 million, or 7.6% of sales, in the prior-year period. The decrease is due largely to the sale of the semiconductor business as well as $2.0 million in severance charges related to restructuring initiatives.
TEST SYSTEMS OUTLOOK
We expect sales for the Test Systems segment for 2019 to be in the range of $60 million to $75 million. The Test Systems segment’s backlog at the end of the second quarter of 2019 was $69.1 million, with approximately $28.2 million expected to be shipped over the remaining part of 2019 and approximately $44.4 million scheduled to ship over the next 12 months.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities:
Cash provided by operating activities totaled $9.1 million for the first six months of 2019, as compared with $8.1 million cash provided by operating activities during the same period in 2018. Cash flow from operating activities increased compared with the same period of 2018 primarily due to net operating assets increasing less in the first six months of 2019 when compared with the first six months of 2018, partially offset by a decrease in depreciation and amortization.
Investing Activities:
Cash provided by investing activities was $96.9 million for the first six months of 2019 compared with $8.5 million used in the same period of 2018. The increase in the current year was a result of the $103.8 million in proceeds from the divestiture of the semiconductor business, coupled with a decrease in capital expenditures. The Company expects capital spending in 2019 to be in the range of $22 million to $28 million.
Financing Activities:
The primary financing activities in the first six months of 2019 related to net payments on our senior credit facility of $105.0 million. The primary financing activities in the first six months of 2018 related to net payments on our senior credit facility of $5.0 million and $0.5 million of costs incurred related to the execution of the Agreement in February 2018. The Company’s cash needs for working capital, debt service and capital equipment during the remainder of 2019 is expected to be met by cash flows from operations and cash balances and, if necessary, utilization of the revolving credit facility.

The Company's Fourth Amended and Restated Credit Agreement (the “Original Facility”) provided for a $350 million revolving credit line with the option to increase the line by up to $150 million. The maturity date of the Original Facility was January 13, 2021. On February 16, 2018, the Company modified and extended the Original Facility by entering into the Fifth Amended and Restated Credit Agreement (the “Agreement”), which provides for a $500 million revolving credit line with the option to increase the line by up to $150 million. A new lender was added to the facility as well. The outstanding balance of the Original Facility was rolled into the Agreement on the date of closing. The maturity date of the loans under the Agreement is February 16, 2023. At June 29, 2019, there was $122.0 million outstanding on the revolving credit facility and there remains $376.9 million available, net of outstanding letters of credit. The credit facility allocates up to $20 million of the $500 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. At June 29, 2019, outstanding letters of credit totaled $1.1 million.
The maximum permitted leverage ratio of funded debt to Adjusted EBITDA (as defined in the Agreement) is 3.75 to 1, increasing to 4.50 to 1 for up to four fiscal quarters following the closing of an acquisition permitted under the Agreement, subject to limitations. The Company is in compliance with its financial covenant at June 29, 2019. The Company will pay interest on the unpaid principal amount of the facility at a rate equal to one-, three- or six-month LIBOR plus between 1.00% and 1.50% based upon the Company’s leverage ratio. The Company will also pay a commitment fee to the Lenders in an amount equal to between 0.10% and 0.20% on the undrawn portion of the credit facility, based upon the Company’s leverage ratio.
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
BACKLOG
The Company’s backlog at June 29, 2019 was $379.7 million compared with $415.5 million at December 31, 2018 ($403.3 million excluding backlog related to the divested semiconductor business) and $376.9 million at June 30, 2018.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table represents contractual obligations as of June 29, 2019:

	Payments Due by Period
(In thousands)	Total	2019	2020-2021	2022-2023	After 2023
Long-term Debt	$122,283	$56	$227	$122,000	$—
Interest on Long-term Debt	18,686	4,540	9,081	5,065	—
Purchase Obligations	146,659	124,702	21,459	89	409
Supplemental Retirement Plan and Post Retirement Obligations	22,898	209	827	798	21,064
Lease Obligations	33,690	3,482	12,229	7,241	10,738
Interest on Finance Lease Obligations	453	140	305	8	—
Other Long-term Liabilities	110	5	25	32	48
Total Contractual Obligations	$344,779	$133,134	$44,153	$135,233	$32,259
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Market Risk in Item 2, above.
Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 29, 2019. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 29, 2019.
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
The Company appealed to the Higher Regional Court of Karlsruhe. On November 15, 2016, the Court issued its ruling and upheld the lower court’s decision. The Company submitted a petition to grant AES leave for appeal to the German Federal Supreme Court. On April 18, 2018, the German Federal Supreme Court granted Astronics’ petition in part, namely with respect to the part concerning the amount of damages. On January 8, 2019 Federal Supreme Court held the hearing on the appeal. By judgment of March 26, 2019 the Federal Supreme Court dismissed AES's appeal. With this decision, the above-mentioned proceedings are complete.
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
On December 29, 2017, Lufthansa filed another infringement action against AES in the Regional State Court of Mannheim claiming that sales by AES to its international customers have infringed Lufthansa's patent if AES's customers later shipped the products to Germany (referred to as “indirect sales”). This action, therefore, addresses sales other than those covered by the action filed on December 29, 2010, discussed above. In this action, served on April 11, 2018, Lufthansa seeks an injunction, an order obliging AES to provide information and accounting and a finding that AES owes damages for the attacked indirect sales. AES will vigorously defend against the action. No amount of claimed damages has been specified by Lufthansa and such amount is not quantifiable at this time. An oral hearing in this matter has been scheduled for September 13, 2019. A first instance decision is in this matter is expected in late 2019 or early 2020. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to this litigation as of June 29, 2019.
In December 2017, Lufthansa filed patent infringement cases in the United Kingdom and in France against AES. The Lufhansa patent expired in May 2018. In those cases, Lufthansa accuses AES of having manufactured, used, sold and offered for sale a power supply system, and offered and supplied parts for a power supply system, that infringed upon a Lufthansa patent in those respective countries. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to these matters as of June 29, 2019.
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
Item 2. Unregistered sales of equity securities and use of proceeds
c. The following table summarizes our purchases of our common stock for the quarter ended June 29, 2019.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that may yet be Purchased Under the Program (1)
March 31, 2019 - April 27, 2019	—	—	—	$50,000,000
April 28, 2019 - May 25, 2019 (2)	846	$39.47	—	$50,000,000
May 26, 2019 - June 29, 2019 (3)	3,338	$43.38	—	$50,000,000
In connection with the exercise of stock options, we accept, from time to time, delivery of shares to pay the exercise price of stock options.
(1) On December 12, 2017, the Company’s Board of Directors authorized an additional repurchase of up to $50 million in connection with the Buyback Program.
(2) On May 13, 2019, we accepted delivery of 846 shares at $39.47 in connection with the exercise of stock options.
(3) On June 7, 2019 and June 13, 2019, we accepted delivery of 257 shares at $43.75 and 3,081 shares at $43.35, respectively, in connection with the exercise of stock options.
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

ASTRONICS CORPORATION
(Registrant)
Date:	August 8, 2019	By:	/s/ David C. Burney
David C. Burney Executive Vice President and Chief Financial Officer (Principal Financial Officer)