Form 10-Q
period 2020-03-28
ASTRONICS CORP
filed 2020-05-07
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 28, 2020
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2020, 30,755,863 shares of common stock were outstanding consisting of 23,258,552 shares of common stock ($.01 par value) and 7,497,311 shares of Class B common stock ($.01 par value).

Part I – Financial Information
Item 1. Financial Statements
ASTRONICS CORPORATION
Consolidated Condensed Balance Sheets
March 28, 2020 with Comparative Figures for December 31, 2019
(Unaudited)
(In thousands)

	March 28, 2020	December 31, 2019

Current Assets:
Cash and Cash Equivalents	$188,364	$31,906
Accounts Receivable, Net of Allowance for Doubtful Accounts	133,729	147,998
Inventories	151,798	145,787
Prepaid Expenses and Other Current Assets	20,658	15,853
Assets Held for Sale	—	1,537
Total Current Assets	494,549	343,081
Property, Plant and Equipment, Net of Accumulated Depreciation	111,522	112,499
Operating Right-of-Use Assets	22,018	23,602
Other Assets	27,932	31,271
Intangible Assets, Net of Accumulated Amortization	123,008	127,293
Goodwill	70,997	144,970
Total Assets	$850,026	$782,716
Current Liabilities:
Current Maturities of Long-term Debt	$223	$224
Accounts Payable	42,080	35,842
Current Operating Lease Liabilities	4,687	4,517
Accrued Expenses and Other Current Liabilities	42,380	48,697
Customer Advance Payments and Deferred Revenue	30,832	31,360
Total Current Liabilities	120,202	120,640
Long-term Debt	333,000	188,000
Long-term Operating Lease Liabilities	19,992	21,039
Other Liabilities	63,023	64,180
Total Liabilities	536,217	393,859
Shareholders’ Equity:
Common Stock	346	345
Accumulated Other Comprehensive Loss	(17,717)	(15,628)
Other Shareholders’ Equity	331,180	404,140
Total Shareholders’ Equity	313,809	388,857
Total Liabilities and Shareholders’ Equity	$850,026	$782,716
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Operations
Three Months Ended March 28, 2020 With Comparative Figures for 2019
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 28, 2020	March 30, 2019
Sales	$157,584	$208,174
Cost of Products Sold	121,865	156,097
Gross Profit	35,719	52,077
Selling, General and Administrative Expenses	28,867	29,196
Impairment Loss	74,408	—
(Loss) Income from Operations	(67,556)	22,881
Gain on Sale of Business	—	80,133
Other Expense, Net of Other Income	388	215
Interest Expense, Net of Interest Income	1,333	1,804
(Loss) Income Before Income Taxes	(69,277)	100,995
(Benefit from) Provision for Income Taxes	(2,314)	22,849
Net (Loss) Income	$(66,963)	$78,146
(Loss) Earnings Per Share:
Basic	$(2.17)	$2.40
Diluted	$(2.17)	$2.35
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Comprehensive (Loss) Income
Three Months Ended March 28, 2020 With Comparative Figures for 2019
(Unaudited)
(In thousands)

	Three Months Ended
	March 28, 2020	March 30, 2019
Net (Loss) Income	$(66,963)	$78,146
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(2,304)	(270)
Retirement Liability Adjustment – Net of Tax	215	150
Total Other Comprehensive Loss	(2,089)	(120)
Comprehensive (Loss) Income	$(69,052)	$78,026
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Cash Flows
Three Months Ended March 28, 2020 With Comparative Figures for 2019
(Unaudited)
(In thousands)

	Three Months Ended
	March 28, 2020	March 30, 2019
Cash Flows from Operating Activities:
Net (Loss) Income	$(66,963)	$78,146
Adjustments to Reconcile Net (Loss) Income to Cash Flows from Operating Activities, Excluding the Effects of Divestitures:
Depreciation and Amortization	7,971	8,076
Provisions for Non-Cash Losses on Inventory and Receivables	872	2,498
Equity-based Compensation Expense	1,703	1,193
Deferred Tax Expense (Benefit)	2,050	(3,398)
Operating Lease Amortization Expense	1,210	988
Gain on Sale of Business, Before Taxes	—	(80,133)
Impairment Loss	74,408	—
Other	968	(736)
Cash Flows from Changes in Operating Assets and Liabilities, Excluding the Effects of Divestitures:
Accounts Receivable	13,644	(6,414)
Inventories	(7,224)	(5,943)
Accounts Payable	6,295	(2,032)
Accrued Expenses	(5,730)	(9,283)
Other Current Assets and Liabilities	(557)	(2,860)
Customer Advanced Payments and Deferred Revenue	(490)	4,055
Income Taxes	(3,591)	26,824
Operating Lease Liabilities	(1,217)	(1,005)
Supplemental Retirement and Other Liabilities	(99)	1,378
Cash Flows from Operating Activities	23,250	11,354
Cash Flows from Investing Activities:
Proceeds on Sale of Business	—	103,793
Capital Expenditures	(2,793)	(3,474)
Cash Flows from Investing Activities	(2,793)	100,319
Cash Flows from Financing Activities:
Proceeds from Long-term Debt	150,000	10,000
Payments for Long-term Debt	(5,000)	(122,026)
Purchase of Outstanding Shares for Treasury	(7,732)	—
Stock Options Activity	33	159
Finance Lease Principal Payments	(461)	(395)
Cash Flows from Financing Activities	136,840	(112,262)
Effect of Exchange Rates on Cash	(839)	(67)
Increase (Decrease) in Cash and Cash Equivalents	156,458	(656)
Cash and Cash Equivalents at Beginning of Period	31,906	16,622
Cash and Cash Equivalents at End of Period	$188,364	$15,966
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Shareholders' Equity
Three Months Ended March 28, 2020 With Comparative Figures for 2019
(Unaudited)
(In thousands)

	Three Months Ended
	March 28, 2020	March 30, 2019
Common Stock
Beginning of Period	$269	$260
Class B Stock Converted to Common Stock	2	2
End of Period	$271	$262
Convertible Class B Stock
Beginning of Period	$76	$83
Net Exercise of Stock Options	1	—
Class B Stock Converted to Common Stock	(2)	(2)
End of Period	$75	$81
Additional Paid in Capital
Beginning of Period	$76,340	$73,044
Net Exercise of Stock Options and Equity-based Compensation Expense	1,735	1,352
End of Period	$78,075	$74,396
Accumulated Comprehensive Loss
Beginning of Period	$(15,628)	$(13,329)
Foreign Currency Translation Adjustments	(2,304)	(270)
Retirement Liability Adjustment – Net of Taxes	215	150
End of Period	$(17,717)	$(13,449)
Retained Earnings
Beginning of Period	$428,584	$376,567
Net (Loss) Income	(66,963)	78,146
End of Period	$361,621	$454,713
Treasury Stock
Beginning of Period	$(100,784)	$(50,000)
Purchase of Shares	(7,732)	—
End of Period	$(108,516)	$(50,000)
Total Shareholders’ Equity	$313,809	$466,003
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Shareholders' Equity, Continued
Three Months Ended March 28, 2020 With Comparative Figures for 2019
(Unaudited)
(In thousands)

	Three Months Ended
	March 28, 2020	March 30, 2019
Common Stock
Beginning of Period	26,874	25,978
Net Issuance from Exercise of Stock Options	25	21
Class B Stock Converted to Common Stock	189	179
End of Period	27,088	26,178
Convertible Class B Stock
Beginning of Period	7,650	8,290
Net Issuance from Exercise of Stock Options	15	35
Class B Stock Converted to Common Stock	(189)	(179)
End of Period	7,476	8,146
Treasury Stock
Beginning of Period	3,526	1,675
Purchase of Shares	282	—
End of Period	3,808	1,675
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Notes to Consolidated Condensed Financial Statements
March 28, 2020
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
Operating Results
The results of operations for any interim period are not necessarily indicative of results for the full year. In addition, the COVID-19 pandemic could increase the volatility we experience in our financial results in future interim and annual periods. Operating results for the three months ended March 28, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
The balance sheet at December 31, 2019 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.
For further information, refer to the financial statements and footnotes thereto included in Astronics Corporation’s 2019 annual report on Form 10-K.
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
We have principal operations in the United States (“U.S.”), Canada, France and England, as well as engineering offices in the Ukraine and India.
On February 13, 2019, the Company completed a divestiture of its semiconductor test business within the Test Systems segment. The business was not core to the future of the Test Systems segment. The total proceeds of the divestiture amounted to $103.8 million plus certain contingent purchase consideration (“earn-out”) as described in Note 18. The Company recorded a pre-tax gain on the sale of $80.1 million in the first quarter of 2019. The Company recorded income tax expense relating to the gain of $19.7 million.
On July 1, 2019, the Company acquired all of the issued and outstanding capital stock of Freedom Communication Technologies, Inc. (“Freedom”). Freedom, located in Kilgore, Texas, is a leader in wireless communication testing, primarily for the civil land mobile radio market. Freedom is included in our Test Systems segment. The total consideration for the transaction was $21.8 million, net of $0.6 million in cash acquired.
On July 12, 2019, the Company sold intellectual property and certain assets associated with its Airfield Lighting product line for $1.0 million in cash. The Airfield Lighting product line, part of the Aerospace segment, was not core to the business and represented less than 1% of revenue. The Company recorded a pre-tax loss on the sale of approximately $1.3 million.
On October 4, 2019, the Company acquired the stock of the primary operating subsidiaries as well as certain other assets from mass transit and defense market test solution provider, Diagnosys Test Systems Limited, for $7.0 million in cash, plus earn-outs estimated at a fair value of $2.5 million. Diagnosys Inc. and its affiliates (“Diagnosys”) is included in our Test Systems segment. Diagnosys is a developer and manufacturer of comprehensive automated test equipment providing test, support, and repair of high value electronics, electro-mechanical, pneumatic and printed circuit boards focused on the global mass transit and defense markets. The terms of the acquisition allow for a potential earn-out of up to an additional $13.0 million over the three years post-acquisition based on achievement of new order levels of over $72.0 million during that period. The acquired business has operations in Westford, Massachusetts as well as Ferndown, England, and an engineering center of excellence in Bangalore, India.
For additional information regarding these acquisitions and divestitures see Note 18.

Impact of the COVID-19 Pandemic
On March 11, 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic. The COVID-19 pandemic has had a sudden and significant impact on the global economy, and particularly in the aerospace industry, resulting in the grounding of the majority of the global commercial transportation fleet and significant cost cutting and cash preservation actions by the global airlines. This in turn has resulted in a significant reduction in airlines spending for both new aircraft and on upgrading their existing fleet with the Company’s products. We expect this low level of investment by the airlines will continue at least through 2020, however, the ultimate impact of COVID-19 on our business results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy and the aerospace industry, which are uncertain and cannot be predicted at this time.
Trade Accounts Receivable and Contract Assets
The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as the age of the receivable balances, historical experience, credit quality, current economic conditions, and reasonable and supportable forecasts of future economic conditions that may affect a customer’s ability to pay. The allowance for doubtful accounts balance was $3.7 million and $3.6 million at March 28, 2020 and December 31, 2019, respectively. The Company‘s year-to-date bad debt expense was insignificant in the three months ended March 28, 2020 and March 30, 2019.
The Company's exposure to credit losses may increase if its customers are adversely affected by global economic recessions, disruption associated with the current COVID-19 pandemic, industry conditions, or other customer-specific factors. Although the Company has historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade receivables and contract assets as airlines and other aerospace company’s cash flows are impacted by the COVID-19 pandemic.
Cost of Products Sold, Engineering and Development, Interest, and Selling, General and Administrative Expenses
Cost of products sold includes the costs to manufacture products such as direct materials and labor and manufacturing overhead as well as all engineering and development costs. The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. These costs are expensed when incurred and included in cost of products sold. Research and development, design and related engineering amounted to $26.2 million and $26.7 million for the three months ended March 28, 2020 and March 30, 2019, respectively. Selling, general and administrative expenses include costs primarily related to our sales and marketing departments and administrative departments. Interest expense is shown net of interest income. Interest income was insignificant for the three months ended March 28, 2020 and March 30, 2019.
Goodwill Impairment
The Company tests goodwill at the reporting unit level on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
As a result of the qualitative factors related to the COVID-19 pandemic, as discussed above, we performed interim quantitative assessments for the reporting units which had goodwill as of March 28, 2020. Based on our quantitative assessment, the Company recorded goodwill impairment charges associated with four Aerospace reporting units, totaling approximately $73.7 million within the Impairment Loss line in the Consolidated Condensed Statement of Operations in the three months ended March 28, 2020.
For additional information regarding the quantitative test and the related goodwill impairment see Note 6.
Valuation of Long-Lived Assets
Long-lived assets are evaluated for recoverability whenever adverse effects or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability test consists of comparing the undiscounted projected cash flows with the carrying amount. Should the carrying amount exceed undiscounted projected cash flows, an impairment loss would be recognized to the extent the carrying amount exceeds fair value. In conjunction with the deteriorating economic conditions associated with the COVID-19 pandemic, we recorded an impairment charge to right-of-use (“ROU”) assets of approximately $0.7 million incurred in one reporting unit in the Aerospace segment within the Impairment Loss line in the Consolidated Condensed Statement of Operations in the three months ended March 28, 2020. No other long-lived asset impairments were warranted based on the quantitative analysis performed.

Foreign Currency Translation
The aggregate transaction gain or loss included in operations was insignificant for the three months ended March 28, 2020 and March 30, 2019.
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
The Company adopted this guidance as of January 1, 2020. The standard changed the way entities recognize impairment of most financial assets. Short-term and long-term financial assets, as defined by the standard, are impacted by immediate recognition of estimated credit losses in the financial statements, reflecting the net amount expected to be collected. The adoption of this standard had an immaterial impact on our condensed consolidated financial statements.

Date of adoption: Q1 2020

ASU No. 2018-13 Fair Value Measurement (Topic 820)	The standard removes the disclosure requirements for the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. The provisions of this ASU are effective for years beginning after December 15, 2019, with early adoption permitted.	This ASU did not have a significant impact on our consolidated financial statements, as it only includes changes to disclosure requirements. Date of adoption: Q1 2020

Recent Accounting Pronouncements Not Yet Adopted

Standard	Description	Financial Statement Effect or Other Significant Matters
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
ASU No. 2019-12 Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes	The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and improve consistent application by clarifying and amending existing guidance. The amendments of this standard are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued, with the amendments to be applied on a respective, modified retrospective or prospective basis, depending on the specific amendment.	The Company is currently evaluating the requirements of this standard. The standard is not expected to have a material impact on the Company's financial statements. Planned date of adoption: Q1 2021
ASU No. 2020-04 Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting	The amendments in Update 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The new guidance provides the following optional expedients: simplify accounting analyses under current U.S. GAAP for contract modifications, simplify the assessment of hedge effectiveness, allow hedging relationships affected by reference rate reform to continue and allow a one-time election to sell or transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform.	The amendments are effective for all entities from the beginning of an interim period that includes the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2022. After 2021, it is unclear whether banks will continue to provide LIBOR submissions to the administrator of LIBOR, and no consensus currently exists as to what benchmark rate or rates may become accepted alternatives to LIBOR. The Company is currently evaluating the impact of adopting this guidance.
We consider the applicability and impact of all ASUs. ASUs not listed above were assessed and determined to be either not applicable, or had or are expected to have minimal impact on our financial statements and related disclosures.
2) Revenue
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
The Company recognizes an asset for the incremental, material costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year and the costs are expected to be recovered. These incremental costs include, but are not limited to, sales commissions incurred to obtain a contract with a customer. As of March 28, 2020, the Company does not have material incremental costs on any open contracts with an original expected duration of greater than one year.

The Company recognizes an asset for certain, material costs to fulfill a contract if it is determined that the costs relate directly to a contract or an anticipated contract that can be specifically identified, generate or enhance resources that will be used in satisfying performance obligations in the future, and are expected to be recovered. Such costs are amortized on a systematic basis that is consistent with the transfer to the customer of the goods to which the asset relates. Start-up costs are expensed as incurred. Capitalized fulfillment costs are included in Inventories in the accompanying Consolidated Condensed Balance Sheets. Should future orders not materialize or it is determined the costs are no longer probable of recovery, the capitalized costs are written off. As of March 28, 2020, the Company does not have material capitalized fulfillment costs.
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
On March 28, 2020, we had $369.4 million of remaining performance obligations, which we refer to as total backlog. We expect to recognize approximately $268.1 million of our remaining performance obligations as revenue in 2020. As a result of the COVID-19 pandemic, the Company received order cancellations from customers subsequent to the period ending March 28,

2020. Of the Company’s backlog at March 28, 2020 of $369.4 million, $3.0 million is no longer expected to be recognized as revenue as a result of order cancellations received subsequent to quarter end in the Aerospace segment.
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
Billings in excess of cost includes billings in excess of revenue recognized as well as other elements of deferred revenue, which includes advanced payments, up-front payments, and progress billing payments. Billings in excess of cost are reported in our Consolidated Condensed Balance Sheet classified as current liabilities, within Customer Advance Payments and Deferred Revenue, and non-current liabilities, within Other Liabilities. To determine the revenue recognized in the period from the beginning balance of billings in excess of cost, the contract liability as of the beginning of the period is recognized as revenue on a contract-by-contract basis when the Company satisfies the performance obligation related to the individual contract. Once the beginning contract liability balance for an individual contract has been fully recognized as revenue, any additional payments received in the period are recognized as revenue once the related costs have been incurred.
We recognized $8.7 million and $8.2 million during the three months ended March 28, 2020 and March 30, 2019, respectively, in revenues that were included in the contract liability balance at the beginning of the period.
The Company's contract assets and contract liabilities consist primarily of costs and profits in excess of billings and billings in excess of cost and profits, respectively. The following table presents the beginning and ending balances of contract assets and contract liabilities during the three months ended March 28, 2020:

(In thousands)	Contract Assets	Contract Liabilities
Beginning Balance, January 1, 2020	$19,567	$38,758
Ending Balance, March 28, 2020	$17,127	$37,750
The following table presents our revenue disaggregated by Market Segments as follows:

	Three Months Ended
(In thousands)	March 28, 2020	March 30, 2019
Aerospace Segment
Commercial Transport	$102,775	$141,778
Military	18,113	20,953
Business Jet	15,006	19,837
Other	5,176	5,933
Aerospace Total	141,070	188,501

Test Systems Segment
Semiconductor	1,634	3,354
Aerospace & Defense	14,880	16,319
Test Systems Total	16,514	19,673

Total	$157,584	$208,174

The following table presents our revenue disaggregated by Product Lines as follows:

	Three Months Ended
(In thousands)	March 28, 2020	March 30, 2019
Aerospace Segment
Electrical Power & Motion	$69,456	$92,537
Lighting & Safety	37,922	48,605
Avionics	22,143	33,861
Systems Certification	3,331	1,618
Structures	3,042	5,947
Other	5,176	5,933
Aerospace Total	141,070	188,501

Test Systems	16,514	19,673

Total	$157,584	$208,174

3) Inventories
Inventories consisted of the following:

(In thousands)	March 28, 2020	December 31, 2019
Finished Goods	$33,452	$33,434
Work in Progress	29,742	25,594
Raw Material	88,604	86,759
	$151,798	$145,787
The Company has evaluated the carrying value of existing inventories and believe they are properly reflected at their lower of carrying value or net realizable value. Future changes in demand or other market developments could result in future inventory charges. The Company is actively managing inventories and aligning them to meet known current and future demand.
4) Property, Plant and Equipment
Property, Plant and Equipment consisted of the following:

(In thousands)	March 28, 2020	December 31, 2019
Land	$9,795	$9,802
Buildings and Improvements	74,817	74,723
Machinery and Equipment	116,906	115,202
Construction in Progress	5,752	5,453
	207,270	205,180
Less Accumulated Depreciation	95,748	92,681
	$111,522	$112,499
Additionally, net Property, Plant and Equipment of $1.5 million are classified in Assets Held for Sale at December 31, 2019. Refer to Note 18.

5) Intangible Assets
The following table summarizes acquired intangible assets as follows:

		March 28, 2020		December 31, 2019
(In thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	11 years	$2,146	$1,826	$2,146	$1,804
Non-compete Agreement	4 years	11,318	8,363	11,318	7,696
Trade Names	10 years	11,433	6,797	11,438	6,550
Completed and Unpatented Technology	9 years	48,192	22,268	48,201	21,196
Customer Relationships	15 years	142,194	53,021	142,212	50,776
Total Intangible Assets	12 years	$215,283	$92,275	$215,315	$88,022
All acquired intangible assets other than goodwill and one trade name are being amortized. Amortization expense for acquired intangibles is summarized as follows:

	Three Months Ended
(In thousands)	March 28, 2020	March 30, 2019
Amortization Expense	$4,265	$4,224
Amortization expense for acquired intangible assets expected for 2020 and for each of the next five years is summarized as follows:

(In thousands)
2020	$17,198
2021	$15,404
2022	$14,973
2023	$13,938
2024	$12,917
2025	$10,994

6) Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the three months ended March 28, 2020:

(In thousands)	December 31, 2019	Impairment Charges	Foreign Currency Translation	March 28, 2020
Aerospace	$123,038	$(73,704)	$(269)	$49,065
Test Systems	21,932	—	—	21,932
	$144,970	$(73,704)	$(269)	$70,997
Goodwill Impairment Testing
The Company tests goodwill at the reporting unit level on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
In the first quarter of 2020, the World Health Organization characterized COVID-19 a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The United States, France, Canada and many other countries have issued formal stay-at-home orders to combat the pandemic, which require residents to stay home and non-essential businesses to temporarily close.
Beginning in the first quarter of 2020 the pandemic negatively impacted the global economy and aerospace industry resulting in an abrupt and significant decrease of airline passenger travel. In response, the global airlines grounded a significant portion of their fleet and are likely to defer or cancel aircraft scheduled for delivery this year. Additionally, airlines have announced plans to reduce capital and discretionary spending to conserve cash in the immediate future. In turn, aircraft manufacturers and tier one suppliers have experienced a disruption in production and demand as their customers defer delivery of new aircraft, resulting in slowed or halted production at facilities throughout the world. Commercial airlines and manufacturers are focusing on conserving cash to preserve liquidity, which will have a negative impact on airframe and aftermarket sales as compared with pre-pandemic forecasts.
Management considered these qualitative factors and the impact to each reporting unit’s revenue and earnings, and determined that it is more likely than not that the fair value of several reporting units is less than its carrying value. Therefore, we performed a quantitative test for all eight reporting units with goodwill as of March 28, 2020.
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
We determined that the estimated fair value of four of the eight reporting units with goodwill significantly exceeded their respective carrying values and therefore, did not result in a goodwill impairment.
For the remaining four reporting units with goodwill, we determined that the estimated fair value was less than their respective carrying values. As a result, we recorded non-cash goodwill impairment charges of approximately $73.7 million in the Aerospace segment, reported within the Impairment Loss line of the Consolidated Condensed Statements of Operations in the three months ended March 28, 2020.
We recognized full impairments of the goodwill of our Astronics Connectivity Systems and Certification (“ACSC”), PGA and Custom Control Concepts (“CCC”) reporting units, and a partial impairment of the goodwill of our PECO reporting unit. The goodwill remaining in our PECO reporting unit after the write off is $32.8 million. For the PECO reporting unit with a partial goodwill write-off, the Company performed sensitivity analyses, utilizing reasonably possible changes in the assumption for the discount rate and revenue growth rates to demonstrate the potential impacts to the estimated fair value. In isolation, a 100 basis point increase to the discount rate or a 100 basis point decrease to the normalized revenue growth rate, would result in incremental impairment charges of $9.3 million or $4.4 million, respectively.
There is greater risk of future impairments in the reporting unit with partial impairment as any further deterioration in its performance compared to forecast, as well as any changes in economic forecasts and expected recovery in the aerospace industry, may require the Company to complete additional interim impairment tests in future quarters and could result in the reporting unit’s fair value again falling below carrying value in subsequent quarters. Further, if the composition of the reporting unit’s assets and liabilities were to change and result in an increase in the reporting unit’s carrying value, it could lead to additional impairment testing and further impairment losses.
7) Long-term Debt and Notes Payable
The Company's Fifth Amended and Restated Credit Agreement (the “Agreement”) provided for a $500 million revolving credit line with the option to increase the line by up to $150 million. The maturity date of the loans under the Agreement is February 16, 2023. At March 28, 2020, there was $333.0 million outstanding on the revolving credit facility and there remained $165.5 million available, net of outstanding letters of credit and bank guarantees. The credit facility allocates up to $20 million of the $500 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. At March 28, 2020, outstanding letters of credit and bank guarantees totaled $1.5 million.
The maximum permitted leverage ratio of funded debt, net of cash to Adjusted EBITDA (as defined in the Agreement) was 3.75 to 1, increasing to 4.50 to 1 for up to four fiscal quarters following the closing of an acquisition permitted under the Agreement, subject to limitations. The Company was in compliance with its financial covenant at March 28, 2020. The Company paid interest on the unpaid principal amount of the facility at a rate equal to one-, three- or six-month LIBOR plus between 1.00% and 1.50% based upon the Company’s leverage ratio. The Company also paid a commitment fee to the lenders in an amount equal to between 0.10% and 0.20% on the undrawn portion of the credit facility, based upon the Company’s leverage ratio.

The COVID-19 pandemic has significantly impacted the global economy, and particularly the aerospace industry, resulting in reduced expectations of the Company’s future operating results. As a result, the Company was projected to exceed its maximum permitted leverage ratio in the fourth quarter of 2020. Accordingly, on May 4, 2020, the Company executed an amendment to the Agreement (the “amended facility”), which reduced the revolving credit line from $500 million to $375 million. There remains the option to increase the line by up to $150 million. The amended facility suspends the application of the leverage ratio up through and including the second quarter of 2021 (the “suspension period”). The maximum net leverage ratio will be 6.00 to 1 for the third quarter of 2021, 5.50 to 1 for the fourth quarter of 2021, 4.50 to 1 for the first quarter of 2022, and return to 3.75 to 1 for each quarter thereafter.
During the suspension period, the amended facility requires the Company to maintain minimum liquidity, defined as unrestricted cash plus the unused revolving credit commitments, of $180 million at all times, and a minimum interest coverage ratio of 1.75x on a quarterly basis, except for the first quarter of 2021, which is set at 1.50x. During the suspension period, the Company will pay interest on the unpaid principal amount of the amended facility at a rate equal to one-, three- or six-month LIBOR (which shall be at least 1.00%) plus 2.25%. The Company will also pay a commitment fee to the lenders in an amount equal to 0.35% on the undrawn portion of the credit facility. After the suspension period, the Company will pay interest on the unpaid principal amount of the amended facility at a rate equal to one-, three- or six-month LIBOR (which shall be at least 1.00%) plus between 1.00% to 2.25% based upon the Company’s leverage ratio. The Company will also pay a commitment fee to the lenders in an amount equal to 0.10% to 0.35% on the undrawn portion of the credit facility, based upon the Company’s leverage ratio. The amended facility provides for the payment of a consent fee of 15 basis points of the commitment for each consenting lender.
The amended facility also temporarily restricts certain activities, including acquisitions and share repurchases, and requires mandatory repayments during the suspension period when the Company’s cash balance exceeds $100 million. We expect to make a mandatory repayment in the second quarter of 2020 under this requirement.
The Company’s obligations under the Credit Agreement as amended are jointly and severally guaranteed by each domestic subsidiary of the Company other than non-material subsidiaries. The obligations are secured by a first priority lien on substantially all of the Company’s and the guarantors’ assets.
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
8) Product Warranties
In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. The Company determines warranty reserves needed by product line based on experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended
(In thousands)	March 28, 2020	March 30, 2019
Balance at Beginning of Period	$7,660	$5,027
Warranties Divested or Acquired	—	(123)
Warranties Issued	877	529
Warranties Settled	(691)	(588)
Reassessed Warranty Exposure	(724)	(16)
Balance at End of Period	$7,122	$4,829

9) Leases
The Company has operating and finance leases for leased office and manufacturing facilities and equipment leases. We have concluded that when an agreement grants us the right to substantially all of the economic benefits associated with an identified asset, and we are able to direct the use of that asset throughout the term of the agreement, we have a lease. We lease certain facilities and office equipment under finance leases, and we lease certain production facilities, office equipment and vehicles under operating leases. Some of our leases include options to extend or terminate the leases and these options have been included in the relevant lease term to the extent that they are reasonably certain to be exercised.

The weighted-average remaining term for the Company's operating and financing leases are approximately 7 years and 2 years, respectively. The weighted-average discount rates for the Company's operating and financing leases are approximately 3.3% and 5.3%, respectively.
The following is a summary of the Company's ROU assets and liabilities:

(In thousands)	March 28, 2020	December 31, 2019
Operating Leases:
Operating Right-of-Use Assets, Gross	$28,988	$28,788
Less Accumulated Right-of-Use Asset Impairment	1,710	1,019
Less Accumulated Amortization	5,260	4,167
Operating Right-of-Use Assets, Net	$22,018	$23,602
Short-term Operating Lease Liabilities	$4,687	$4,517
Long-term Operating Lease Liabilities	19,992	21,039
Operating Lease Liabilities	$24,679	$25,556

Finance Leases:
Finance Right-of-Use Assets, Gross	$3,484	$3,484
Less Accumulated Amortization	1,275	1,020
Finance Right-of-Use Assets, Net — Included in Other Assets	$2,209	$2,464
Short-term Finance Lease Liabilities — Included in Accrued Expenses and Other Current Liabilities	$1,962	$1,922
Long-term Finance Lease Liabilities — Included in Other Liabilities	2,314	2,815
Finance Lease Liabilities	$4,276	$4,737
The following is a summary of the Company's total lease costs:

	Three Months Ended
(In thousands)	March 28, 2020	March 30, 2019
Finance Lease Cost:
Amortization of ROU Assets	$255	$255
Interest on Lease Liabilities	63	86
Total Finance Lease Cost	$318	$341
Operating Lease Cost	$1,448	$1,205
Right-of-Use Asset Impairment	691	—
Variable Lease Cost	272	370
Short-term Lease Cost (excluding month-to-month)	67	47
Less Sublease and Rental (Income) Expense	(331)	(212)
Total Operating Lease Cost	$2,147	$1,410
Total Net Lease Cost	$2,465	$1,751

The following is a summary of the Company's maturity of lease liabilities:

(In thousands)	Operating Leases	Finance Leases
2020	$3,933	$1,605
2021	5,470	2,181
2022	5,278	743
2023	3,904	—
2024	2,837	—
Thereafter	5,941	—
Total Lease Payments	$27,363	$4,529
Less: Interest	2,684	253
Total Lease Liability	$24,679	$4,276

10) Income Taxes
The effective tax rates were approximately 3.3% and 22.6% for the three months ended March 28, 2020 and March 30, 2019, respectively. The 2020 tax rate was impacted by permanently non-deductible goodwill impairments and a Federal valuation allowance recorded during the three months ended March 28, 2020 of approximately $7.0 million.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the economic uncertainty resulting from the COVID-19 pandemic. The CARES Act includes many measures to assist companies, including temporary changes to income and non-income based laws, some of which were enacted as part of the Tax Cuts and Jobs Act of 2017 (“TCJA”). Some of the key changes include eliminating the 80% of taxable income limitation by allowing corporate entities to fully utilize net operating losses (“NOL”) to offset taxable income in 2018, 2019 and 2020, allowing NOLs originating in 2018, 2019 and 2020 to be carried back five years and retroactively clarifying the immediate recovery of qualified improvement property costs rather than over a 39-year recovery period. During the three months ended March 28, 2020, the Company recorded a $0.7 million benefit relating to the NOL carryback provisions and the technical correction for qualified improvement property provided for in the CARES Act. The Company will continue to monitor additional guidance issued and assess the impact that various provisions will have on its business.
As a result of the COVID-19 pandemic and its adverse effects on the global economy and aerospace industry that began to take shape in the first quarter of fiscal 2020, the Company is now forecasting to generate a taxable loss in 2020 which can be carried back under the CARES Act to recover previously paid income taxes. After consideration of deferred tax liabilities that reverse in 2021 and beyond, the Company must rely on future taxable income in 2021 and beyond for purposes of asserting that the Company’s remaining U.S. Federal deferred tax assets are realizable on a more-likely-than-not basis as required under ASC 740. Losses in recent periods and projected losses, combined with the significant uncertainty brought about by the COVID-19 pandemic, is collectively considered significant negative evidence under ASC 740 when assessing whether an entity can use projected income as a basis for concluding that deferred tax assets are realizable on a more-likely-than-not basis. Accordingly, during the three months ended March 28, 2020, the Company determined that a portion of its deferred tax assets are not expected to be realizable in the future. As a result, the Company recorded a partial valuation allowance of approximately $7.0 million during the three months ended March 28, 2020 against its U.S. Federal deferred tax assets.
11) Earnings Per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended
(In thousands)	March 28, 2020	March 30, 2019
Weighted Average Shares - Basic	30,814	32,619
Net Effect of Dilutive Stock Options	—	595
Weighted Average Shares - Diluted	30,814	33,214
Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted earnings per share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. The number of common shares covered by out-of-the-money stock options was approximately 785,000 shares as of

March 28, 2020 and 154,000 shares as of March 30, 2019. Further, due to our net loss in the three month period ended March 28, 2020, the assumed exercise of stock compensation had an antidilutive effect and therefore was excluded from the computation of diluted loss per share. The number of instruments not included in the computation of diluted loss per share was 440,211 as of March 28, 2020.
12) Shareholders' Equity
Share Buyback Program
The Company’s Board of Directors from time to time authorizes the repurchase of common stock, which allows the Company to purchase shares of its common stock in accordance with applicable securities laws on the open market or through privately negotiated transactions. Most recently, on September 17, 2019, the Company’s Board of Directors authorized a repurchase of up to $50 million. Approximately 282,000 shares were repurchased in the first quarter of 2020 at a cost of $7.7 million before the 10b5-1 plan associated with the share repurchase program was terminated on February 3, 2020.
Comprehensive (Loss) Income and Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

(In thousands)	March 28, 2020	December 31, 2019
Foreign Currency Translation Adjustments	$(9,346)	$(7,042)
Retirement Liability Adjustment – Before Tax	(10,596)	(10,868)
Tax Benefit of Retirement Liability Adjustment	2,225	2,282
Retirement Liability Adjustment – After Tax	(8,371)	(8,586)
Accumulated Other Comprehensive Loss	$(17,717)	$(15,628)
The components of other comprehensive (loss) income are as follows:

	Three Months Ended
(In thousands)	March 28, 2020	March 30, 2019
Foreign Currency Translation Adjustments	$(2,304)	$(270)
Retirement Liability Adjustments:
Reclassifications to General and Administrative Expense:
Amortization of Prior Service Cost	101	101
Amortization of Net Actuarial Losses	171	85
Tax Benefit	(57)	(36)
Retirement Liability Adjustment	215	150
Other Comprehensive Loss	$(2,089)	$(120)

13) Supplemental Retirement Plan and Related Post Retirement Benefits
The Company has two non-qualified supplemental retirement defined benefit plans (“SERP” and “SERP II”) for certain executive officers. The following table sets forth information regarding the net periodic pension cost for the plans.

	Three Months Ended
(In thousands)	March 28, 2020	March 30, 2019
Service Cost	$55	$45
Interest Cost	209	229
Amortization of Prior Service Cost	97	97
Amortization of Net Actuarial Losses	162	75
Net Periodic Cost	$523	$446

Participants in the SERP are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The following table sets forth information regarding the net periodic cost recognized for those benefits:

	Three Months Ended
(In thousands)	March 28, 2020	March 30, 2019
Service Cost	$4	$3
Interest Cost	9	12
Amortization of Prior Service Cost	4	4
Amortization of Net Actuarial Losses	9	10
Net Periodic Cost	$26	$29

14) Sales to Major Customers
The Company has a significant concentration of business with two major customers, each in excess of 10% of consolidated sales. The loss of either of these customers would significantly, negatively impact our sales and earnings.
Sales to these two customers represented 17% and 9% of consolidated sales for the three months ended March 28, 2020. Sales to these customers were primarily in the Aerospace segment. Accounts receivable from these customers at March 28, 2020 was approximately $30.1 million. Sales to these two customers represented 13% and 14% of consolidated sales for the three months ended March 30, 2019.
15) Legal Proceedings
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
In July 2017, Lufthansa filed an action in the Regional State Court of Mannheim for payment of damages caused by the court’s decision that AES infringed the patent, specifically related to direct sales of the product into Germany (associated with the original December 2010 action discussed above). In this action, which was served to AES on April 11, 2018, Lufthansa claimed payment of approximately $6.2 million plus interest. An oral hearing was held on September 13, 2019. A first instance decision in this matter was handed down on December 6, 2019. According to this ruling, Lufthansa was awarded damages in the amount of approximately $3.2 million plus interest. Inclusive of interest, this equates to approximately $4.5 million through December 31, 2019. Interest will continue to accrue at a statutory rate until final payment to Lufthansa. In February 2020, and again in April 2020, we received notice that Lufthansa’s intention is to provide a security and to enforce payment on the first instance judgment. If Lufthansa provides a security deposit or a bank guarantee in a sufficient amount, as they have stated is their intention, the Company will be required to remit the payment. Based on this information, we believe payment for damages and interest on the direct sales claim will be required in 2020. AES has appealed this decision and the appeal is currently pending before the Higher Regional Court of Karlsruhe. If the first instance judgment is later reversed on appeal, the Company could reclaim any amounts that were previously paid to Lufthansa as far as the payments exceed the amount awarded by the appellate court, but there can be no assurances that we will be successful on such appeal. Prior to 2019, the Company had accrued $1.0 million related to this matter. As a result of the judgment on direct sales into Germany, the Company has reflected an incremental reserve of $3.5 million in its December 31, 2019 financial statements related to this matter, for a total reserve of $4.5 million. Interest accrues at a rate of 5% above the European Central Bank rate until final payment to Lufthansa. Inclusive of accrued interest, the reserve for the direct claim is $4.7 million at March 28, 2020.
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
Moreover, Lufthansa sought accounting and a finding that the sale of individual components of the EmPower system – either directly to Germany or to international customers if these customers later shipped these products to Germany – constitutes an indirect patent infringement of Lufthansa's patent in Germany. In addition, Lufthansa sought an order obliging AES to confirm by an affidavit that the accounting provided in September 2015 was accurate and a finding that AES is also liable for damages for the sale of modified products if the modification of the products was not communicated to all subsequent buyers of the products. No amount of claimed damages has been specified by Lufthansa.
An oral hearing in this matter was held on September 13, 2019, as part of the oral hearing for the direct sales damages claim discussed above. A first instance decision in this matter was handed down on December 6, 2019. According to this judgment, Lufthansa's claims were granted in part. The court granted Lufthansa's claims for a finding that indirect sales (as defined above) by AES to international customers constitute a patent infringement under the conditions specified in the judgment and that the sale of components of the EmPower system to Germany constitutes an indirect patent infringement. Moreover, the Court granted Lufthansa's request for an affidavit confirming that the accounting provided in September 2015 was accurate. The Court rejected Lufthansa's request for a finding that AES is also liable for damages for the sale of modified products as inadmissible. This is relevant, as it provides that once AES modified the system to remove the infringing feature, any subsequent outlets are deemed not to be infringing outlets for purposes of calculating damages. AES and Lufthansa both appealed this decision and the appeal is currently pending before the Higher Regional Court of Karlsruhe. In its appeal, Lufthansa extended its action by requesting an additional finding that AES shall be held liable for all damages that Lufthansa incurred due to an alleged incorrect accounting of its past sales. No amount was quantified in Lufthansa's additional motion. The appeal is not likely to be settled in 2020.
If the decision is confirmed on appeal, AES would be responsible for payment of damages for indirect sales of patent-infringing EmPower in-seat power supply systems in the period from December 29, 2007 to May 22, 2018. AES modified the outlet units at the end of 2014 and substantially all of the modified outlet units sold from 2015 do not infringe the patent of Lufthansa. Since only sales of systems comprising patent-infringing outlet units trigger damages claims, the period for which AES is liable for damages in connection with indirect sales substantially finished at the end of 2014.
After the accounting, Lufthansa is expected to enforce its claim for damages in separate court proceedings. These proceedings would probably be tried before the Mannheim Court again, which makes it probable that the Mannheim court will determine the damages for the indirect sales on the basis of the same principles as in the direct sales proceedings (unless the latter ruling of the Mannheim court is reversed on appeal). Based on the information available currently, we estimate that the resulting damages would be approximately $11.6 million plus approximately $4.5 million of accrued interest at the end of 2019, for a total of approximately $16.1 million at December 31, 2019. Similar to the direct sales claim, interest will accrue at a rate of 5% above the European Central Bank rate until final payment to Lufthansa. Inclusive of accrued interest, the reserve for the indirect claim is approximately $16.2 million at March 28, 2020.
Based upon the determination of the damages in the direct sales claim discussed above, in the March 28, 2020 consolidated financial statements, we have reflected a total accrual (inclusive of interest through December 31, 2019) of $4.7 million related to the direct sales claim, and $16.2 million related to the indirect sales claim as management’s best estimate of the total exposure related to these matters that is probable and that can be reasonably estimated at this time. Interest accrued for the three months ended March 28, 2020 was approximately $0.3 million and is recorded within Selling, General and Administrative Expense in the Company’s Consolidated Statement of Operations. We estimate that payment for the damages and related interest of the direct sales claim will be paid before December 31, 2020, therefore the liability related to this matter, totaling $4.7 million, is classified within Other Accrued Expenses (current) in the Consolidated Balance Sheet at December 31, 2019. In connection with the indirect sales claims, we currently believe it is unlikely that the appeals process will be completed and the damages and related interest will be paid before December 31, 2020. Therefore the liability related to this matter, totaling $16.2 million, is classified within Other Liabilities (non-current) in the Consolidated Balance Sheet at March 28, 2020.

In December 2017, Lufthansa filed patent infringement cases in the United Kingdom (“UK”) and in France against AES. The Lufthansa patent expired in May 2018. In those cases, Lufthansa accuses AES of having manufactured, used, sold and offered for sale a power supply system, and offered and supplied parts for a power supply system that infringed upon a Lufthansa patent in those respective countries. In the UK matter, LHT has also brought proceeding against two of AES’s customers in relation to acts done by them with AES supplied parts and a combined trial has been scheduled for June 2020 to address the issues of infringement and validity. The France and UK claims are separate and apart from the claims in Germany and validity and infringement of the Lufthansa patent will first need to be determined by the courts in these countries, whose laws differ from those in Germany. Also the principles of calculating damages in German patent infringement proceedings differ substantially from the calculation methods in the UK and France. Therefore the Company has assessed this separate from the German claims. However, it is reasonably possible that additional damages and interest could be incurred if the courts in France and the UK were to rule in favor of Lufthansa, but at this time we cannot reasonably estimate the range of loss. As loss exposure is neither probable nor estimable at this time, the Company has not recorded any liability with respect to these matters as of March 28, 2020.
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

16) Segment Information
Below are the sales and operating profit by segment for the three months ended March 28, 2020 and March 30, 2019 and a reconciliation of segment operating profit to income before income taxes. Operating profit is net sales less cost of products sold and other operating expenses excluding interest and corporate expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment.

	Three Months Ended
(In thousands)	March 28, 2020	March 30, 2019
Sales
Aerospace	$141,137	$188,501
Less Intersegment Sales	(67)	—
Total Aerospace Sales	141,070	188,501
Test Systems	16,553	19,724
Less Intersegment Sales	(39)	(51)
Total Test Systems Sales	16,514	19,673
Total Consolidated Sales	$157,584	$208,174
Operating (Loss) Profit and Margins
Aerospace	$(63,145)	$25,768
	(44.8)%	13.7%
Test Systems	722	2,185
	4.4%	11.1%
Total Operating (Loss) Profit	(62,423)	27,953
	(39.6)%	13.4%
Additions/Deductions from Operating (Loss) Profit
Gain on Sale of Business	—	80,133
Interest Expense, Net of Interest Income	1,333	1,804
Corporate Expenses and Other	5,521	5,287
(Loss) Income Before Income Taxes	$(69,277)	$100,995
Total Assets:

(In thousands)	March 28, 2020	December 31, 2019
Aerospace	$545,378	$629,371
Test Systems	104,866	110,994
Corporate	199,782	42,351
Total Assets	$850,026	$782,716

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
The terms of the Diagnosys acquisition allow for a potential earn-out of up to an additional $13.0 million over the three years post-acquisition based on achievement of new order levels of over $72.0 million during that period. The fair value assigned to the earn-out is determined using the real options method, which requires Level 3 inputs such as new order forecasts, discount rate, volatility factors, and other market variables to assess the probability of Diagnosys achieving certain order levels over the period.
There were no other financial assets or liabilities carried at fair value measured on a recurring basis at December 31, 2019 or March 28, 2020.
On a Non-recurring Basis:
The Company tests goodwill at the reporting unit level on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In accordance with the provisions of ASC Topic 350, Intangibles – Goodwill and Other, the Company estimates the fair value of reporting units, utilizing unobservable Level 3 inputs. Level 3 inputs require significant management judgment due to the absence of quoted market prices or observable inputs for assets of a similar nature. The inputs underlying the fair value measurement of the reporting unit under the step-one analysis of the quantitative goodwill impairment test are classified as Level 3 inputs.

As further discussed in Note 6, on March 28, 2020, we performed interim quantitative assessments for the reporting units which had goodwill. Based on our quantitative assessment, the Company recorded non-cash goodwill impairment charges associated with four Aerospace reporting units, totaling approximately $73.7 million in the March 28, 2020 within the Impairment Loss line in the Consolidated Condensed Statement of Operations. The impairment loss was calculated as the difference between the fair value of the goodwill reporting unit (which was calculated using level 3 inputs) and the carrying value of the unit.

Long-lived assets are evaluated for recoverability whenever adverse effects or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability test consists of comparing the undiscounted projected cash flows of the asset or asset group (which are Level 3 inputs) with the asset of asset group’s carrying amount. Should the carrying amount exceed undiscounted projected cash flows, an impairment loss would be recognized to the extent the carrying amount exceeds fair value. In conjunction with the deteriorating economic conditions associated with the COVID-19 pandemic, we recorded an impairment charge to ROU assets of approximately $0.7 million incurred in the Aerospace segment within the Impairment Loss line in the Consolidated Condensed Statement of Operations in the three months ended March 28, 2020.
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
18) Acquisition and Divestiture Activities
Acquisitions
Diagnosys Inc. and its affiliates
On October 4, 2019, the Company acquired the stock of the primary operating subsidiaries as well as certain other assets from mass transit and defense market test solution provider, Diagnosys Test Systems Limited for $7.0 million in cash, plus an earn-out estimated at a fair value of $2.5 million. The terms of the acquisition allow for a potential earn-out of up to an additional $13.0 million over the three years post-acquisition based on achievement of new order levels of over $72.0 million during that period. The acquired business has operations in Westford, Massachusetts as well as Ferndown, England, and an engineering center of excellence in Bangalore, India. Diagnosys is included in our Test Systems segment. Diagnosys is a developer and manufacturer of comprehensive automated test equipment providing test, support, and repair of high value electronics, electro-mechanical, pneumatic and printed circuit boards focused on the global mass transit and defense markets.
The purchase price allocation for this acquisition has not yet been finalized. Purchased intangible assets and goodwill are not expected to be deductible for tax purposes. This transaction was not considered material to the Company’s financial position or results of operations.
Freedom Communication Technologies, Inc.
On July 1, 2019, the Company acquired all of the issued and outstanding capital stock of Freedom. Freedom, located in Kilgore, Texas, is a leader in wireless communication testing, primarily for the civil land mobile radio market. Freedom is included in our Test Systems segment. The total consideration for the transaction was $21.8 million, net of $0.6 million in cash acquired. The purchase price allocation for this acquisition has not yet been finalized. Purchased intangible assets and goodwill are not expected to be deductible for tax purpose. This transaction was not considered material to the Company’s financial position or results of operations.
Divestitures
Semiconductor Test Business
On February 13, 2019, the Company completed a divestiture of its semiconductor business within the Test Systems segment. The business was not core to the future of the Test Systems segment. The total proceeds of the divestiture amounted to $103.8 million. The Company recorded a pre-tax gain on the sale of $80.1 million in the first quarter of 2019. The income tax expense relating to the gain was $19.7 million.
The transaction also included two elements of contingent earnouts. The First Earnout is calculated based on a multiple of all future sales of existing and certain future derivative products to existing and future customers in each annual period from 2019 through 2022. The First Earnout may not exceed $35.0 million in total. The Second Earnout is calculated based on a multiple of future sales related to an existing product and program with an existing customer exceeding an annual threshold for each annual period from 2019 through 2022. The Second Earnout is not capped. For the Second Earnout, if the applicable sales in an annual period do not exceed the annual threshold, no amounts will be paid relative to such annual period; the sales in such annual period do not carry over to the next annual period. Due to the degree of uncertainty associated with estimating the future sales levels of the divested business and its underlying programs, and the lack of reliable predictive market information, the Company will recognize such earnout proceeds, if received, as additional gain on sale when such proceeds are realized or realizable. No amounts were payable to the Company under the First Earnout for the year ending December 31, 2019.
Airfield Lighting Product Line
On July 12, 2019, the Company sold intellectual property and certain assets with its Airfield Lighting product line for $1.0 million in cash. The Airfield Lighting product line, part of the Aerospace segment, was not core to the business and represented less than 1% of revenue. The Company recorded a pre-tax loss on the sale of approximately $1.3 million during the third quarter of 2019.
Other Disposal Activity
As of December 31, 2019, the Company had agreed to sell certain facilities within the Aerospace segment. Accordingly, the property, plant and equipment assets associated with these facilities of $1.5 million was classified as held for sale in the Consolidated Condensed Balance Sheet at December 31, 2019. The sale was completed in the first quarter of 2020.
19) Restructuring Charges
In the fourth quarter of 2019, in an effort to reduce the significant operating losses at our AeroSat business, we initiated a restructuring plan to reduce costs and minimize losses of our AeroSat antenna business. The plan narrows the initiatives for the AeroSat business to focus primarily on near-term opportunities pertaining to business jet connectivity. The plan has a downsized manufacturing operation remaining in New Hampshire, with significantly reduced personnel and operating expenses. Impairments and restructuring charges were recorded in 2019 as a result of the restructuring plan.
The Company incurred $0.3 million in additional restructuring charges associated with severance during the three months ended March 28, 2020.

The following table reconciles the beginning and ending liability for restructuring charges relating to the Company’s restructuring plan described above:

		Restructuring Charges in the three months ended March 28, 2020
(In thousands)	Accrual as of December 31, 2019	Cost of Products Sold	Selling, General and Administrative	Cash Paid	Accrual as of March 28, 2020
Accrued Expenses and Other Current Liabilities	$613	$60	$255	$(298)	$630
Other Liabilities	4,577	—	—	—	4,577
	$5,190	$60	$255	$(298)	$5,207
The charge to Accrued Expenses and Other Current Liabilities is comprised of employee termination benefits expected to be paid in 2020 as well as the current portions of payments to be made under non-cancelable inventory purchase commitments. The charge to Other Liabilities represents the non-current portions of payments to be made under non-cancelable inventory purchase commitments. The non-cancelable purchase commitments are for inventory in the future which is not expected to be purchased prior to the expiration date of such agreements as a result of the restructuring plan.
20) Subsequent Events
In response to the global COVID-19 pandemic, we have implemented actions to maintain our financial health and liquidity, as discussed in detail in our Form 8-K’s filed on March 31, 2020 and May 6, 2020. In addition to these measures, we amended our revolving credit facility on May 4, 2020, as further described in Note 7. We are also monitoring the impacts of COVID-19 on the fair value of assets. We do not currently anticipate any material impairments on assets as a result of COVID-19 beyond the goodwill impairment charges previously discussed in Note 6. However, should future changes in sales, earnings and cash flows differ significantly from our expectations, long-lived assets to be held and used and goodwill could become impaired in the future.
As a result of the COVID-19 pandemic, the Company received order cancellations from customers subsequent to the period ending March 28, 2020. Of the Company’s backlog at March 28, 2020 of $369.4 million, $3.0 million is no longer expected to be recognized as revenue as a result of order cancellations received subsequent to quarter end in the Aerospace segment.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10-K for the year ended December 31, 2019.)
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
Acquisitions and Divestitures
On February 13, 2019, the Company completed a divestiture of its semiconductor test business within the Test Systems segment. The total proceeds of the divestiture amounted to $103.8 million. The Company recorded a pre-tax gain on the sale of $80.1 million in the first quarter of 2019. The income tax expense relating to the gain was $19.7 million.
On July 1, 2019, the Company acquired all of the issued and outstanding capital stock of Freedom Communication Technologies, Inc. (“Freedom”). Freedom, located in Kilgore, Texas, is a leader in wireless communication testing, primarily for the civil land mobile radio market. Freedom is included in our Test Systems segment. The total consideration for the transaction was $21.8 million, net of $0.6 million in cash acquired.
On July 12, 2019, the Company sold intellectual property and certain assets associated with its Airfield Lighting product line for $1.0 million in cash. The Airfield Lighting product line, part of the Aerospace segment, represented less than 1% of revenue. The Company recorded a pre-tax loss on the sale of approximately $1.3 million.
On October 4, 2019, the Company acquired the stock of the primary operating subsidiaries as well as certain other assets from mass transit and defense market test solution provider, Diagnosys Test Systems Limited, for $7.0 million in cash, plus earn-outs estimated at a fair value of $2.5 million. Diagnosys Inc. and its affiliates (“Diagnosys”) is included in our Test Systems segment. Diagnosys is a developer and manufacturer of comprehensive automated test equipment providing test, support, and repair of high value electronics, electro-mechanical, pneumatic and printed circuit boards focused on the global mass transit and defense markets. The terms of the acquisition allow for a potential earn-out of up to an additional $13.0 million over the three years post acquisition based on achievement of new order levels of over $72.0 million during that period. The acquired business has operations in Westford, Massachusetts as well as Ferndown, England, and an engineering center of excellence in Bangalore, India.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Three Months Ended
($ in thousands)	March 28, 2020	March 30, 2019
Sales	$157,584	$208,174
Gross Profit (sales less cost of products sold)	$35,719	$52,077
Gross Margin	22.7%	25.0%
Selling, General and Administrative Expenses	$28,867	$29,196
SG&A Expenses as a Percentage of Sales	18.3%	14.0%
Impairment Loss	$74,408	$—
Gain on Sale of Business	$—	$80,133
Interest Expense, Net of Interest Income	$1,333	$1,804
Effective Tax Rate	3.3%	22.6%
Net (Loss) Income	$(66,963)	$78,146
A discussion by segment can be found at “Segment Results of Operations and Outlook” in this MD&A.
CONSOLIDATED FIRST QUARTER RESULTS
Consolidated sales were down $50.6 million compared to the first quarter of 2019, which was the third highest revenue quarter in the Company’s history. Aerospace sales were down $47.4 million. Test System sales decreased $3.2 million. Acquisitions contributed $3.5 million in sales in the first quarter of 2020. Semiconductor sales were down $1.7 million, as that business was divested in February 2019.
Consolidated cost of products sold in the first quarter of 2020 was $121.9 million, compared with $156.1 million in the prior-year period. The decrease was primarily due to lower sales volume.
Selling, general and administrative (“SG&A”) expenses were $28.9 million in the first quarter of 2019 compared with $29.2 million. Further, non-cash impairment charges of $74.4 million in the Aerospace segment were recognized in the current quarter due to reduced expectations of future operating results due to the COVID-19 pandemic, which has significantly impacted the global economy, and particularly the aerospace industry. The Company recognized full impairments of the goodwill of our Astronics Connectivity Systems and Certification (“ACSC”), PGA and Custom Control Concepts (“CCC”) reporting units, and a partial impairment of the goodwill of our PECO reporting unit.
The effective tax rate for the quarter was 3.3%, compared with 22.6% in the first quarter of 2019. The 2020 tax rate was impacted by permanently non-deductible goodwill impairments and a partial Federal valuation allowance recorded during the three months ended March 28, 2020 of approximately $7.0 million related to deferred tax assets that are not expected to be realizable in the future as a result of losses in recent periods and projected losses due to the COVID-19 pandemic. The Company expects to be able to carryback tax losses generated in 2020 under the Coronavirus Aid, Relief, and Economic Security Act (“CARES act”) enacted March 2020 in order to be able to recover income taxes previously paid.
Net loss was $67.0 million, or $(2.17) per diluted share, compared with net income of $78.1 million, or $2.35 per diluted share in the prior year. The after tax impact of the impairment loss was $68.8 million, or $2.23 per diluted share.
Bookings were $167.4 million, for a book-to-bill ratio of 1.06:1. Backlog at the end of the quarter was $369.4 million. Approximately $268.1 million of backlog is expected to ship in the remainder of 2020. Of the Company’s backlog at March 28, 2020, $3.0 million is no longer expected to be recognized as revenue as a result of order cancellations received subsequent to quarter end in the Aerospace segment.
In September 2019, Astronics’ Board of Directors approved a share repurchase program, authorizing the Company to repurchase, in the aggregate, up to $50 million of its outstanding stock. Approximately 282,000 shares were repurchased in the first quarter at a cost of $7.7 million before the 10b5-1 plan associated with the share repurchase program was terminated on February 3, 2020. The recently amended credit agreement temporarily restricts the repurchase of the Company’s common stock.

Impact of COVID-19 and Operational Adjustments
As previously disclosed, we face risks related to outbreaks of infectious diseases, including the ongoing COVID-19 pandemic. The challenges posed by the COVID-19 pandemic on the global economy increased significantly as the first quarter progressed. COVID-19 has caused disruption and volatility in the global capital markets, and has authored an economic slowdown. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. Although our operations have been deemed essential and we follow the COVID-19 guidelines from the Centers for Disease Control (“CDC”) concerning the health and safety of our personnel, these measures have resulted in attenuating activity and, in some cases, required temporary closures of certain of our facilities, among other impacts. The duration of these measures is unknown, may be extended and additional measures may be imposed.
In response to the global COVID-19 pandemic, we have implemented actions to maintain the health of our employees as well as our financial health and liquidity. These actions include:
•Implementing social distancing measures, the use of masks, restricting visitors and unnecessary travel, and working from home whenever possible;
•Workforce furlough and layoff activities to align capacity with expected demand reducing headcount by approximately 30% to approximately 2,000 employees currently. Those reductions are split between layoffs and furloughs, the latter of which we hope to bring back in time;
•Eliminated consultants and temporary labor where possible;
•Implemented significant cost conservation measures;
•Suspending cash bonus plans and wage adjustments;
•Amending our revolving credit facility on May 4, 2020, as further described in the “Liquidity and Capital Resources” section below;
•Suspending share repurchases;
•Reducing capital spending to $8 million from an initial plan of $20 to $25 million; and
•Restrictions on marketing, trade shows, travel and discretionary spending for the remainder of the year.

These reductions collectively are substantial, lowering our cost structure by an estimated $55 to $60 million for the year, beginning in the second quarter.
Analysis of Impact on Demand by Markets
The Company evaluated the demand from three market drivers to analyze the potential impact to its business. The three revenue streams are (1) defense and other government markets, (2) new airplane production or OE demand, and (3) the aftermarket for commercial transport aircraft.
Approximately 20% of Astronics’ sales in 2019 were to the defense or other government markets, including the majority of the Test business and certain military aircraft programs. Demand in these areas has not been affected to date by the pandemic and shows significant strength.
An estimated 55% of sales in 2019 were driven by the production of new airplanes in the commercial transport and business jet markets. For Astronics, the commercial transport market is the more significant of the two. Major manufacturers in both markets have revised their production plans downward for the near future, typically on the order of 30% to 35%, which directly impacts expected sales.
The remaining 25% of sales in 2019 were to the aftermarket for commercial transport aircraft, primarily for inflight entertainment and passenger power systems (“IFE”) sold to airlines and aircraft leasing companies. With the severe decline in airline traffic due to COVID-19, the Company expects that aftermarket IFE sales will be down substantially in 2020.
Evaluating the demand from these markets, and considering first quarter actual results, Astronics expects a significant decline in sales in 2020 and has restructured the business to be cash flow positive even if sales were to decline between 30% to 35% from sales of $773 million in 2019.
Outlook
As discussed above, the Company believes revenue could drop 30% to 35% from 2019, although other outcomes are possible. Management believes it has structured the Company to be cash positive at this level.

Consolidated backlog at March 28, 2020 was $369.4 million. Approximately 73% of the backlog is expected to ship in 2020. Of the Company’s backlog at March 28, 2020, $3.0 million is no longer expected to be recognized as revenue as a result of order cancellations received subsequent to quarter end in the Aerospace segment.
The effective tax benefit rate for 2020 is expected to be in the range of 2% to 6%.
Capital expenditures for 2020 are expected to be approximately $8 million, reduced from initial plans of $20 million to $25 million for the year. The reduction reflects the change in tooling and equipment capacity requirements for certain programs that were either postponed or cancelled, as well as the deferral or cancellation of discretionary investments.
The ultimate impact of COVID-19 on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy and specifically on the markets we are active in, which is uncertain and cannot be predicted at this time. See Part II, Item 1A, Risk Factors, for an additional discussion of risk related to COVID-19.
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
AEROSPACE SEGMENT

	Three Months Ended
(In thousands)	March 28, 2020	March 30, 2019
Sales	$141,137	$188,501
Less Intersegment Sales	(67)	—
Total Aerospace Sales	$141,070	$188,501
Operating (Loss) Profit	$(63,145)	$25,768
Operating Margin	(44.8)%	13.7%

Aerospace Sales by Market
(In thousands)
Commercial Transport	$102,775	$141,778
Military	18,113	20,953
Business Jet	15,006	19,837
Other	5,176	5,933
	$141,070	$188,501
Aerospace Sales by Product Line
(In thousands)
Electrical Power & Motion	$69,456	$92,537
Lighting & Safety	37,922	48,605
Avionics	22,143	33,861
Systems Certification	3,331	1,618
Structures	3,042	5,947
Other	5,176	5,933
	$141,070	$188,501

(In thousands)	March 28, 2020	December 31, 2019
Total Assets	$545,378	$629,371
Backlog	$285,673	$275,754

AEROSPACE FIRST QUARTER RESULTS
Aerospace segment sales decreased $47.4 million, or 25.2%, to $141.1 million. Sales were negatively affected by the continued grounding of the 737 MAX and the OEM’s decision to temporarily cease production in January, along with the spread of the COVID-19 pandemic in the later part of the quarter.
Electrical Power and Motion sales were down $23.1 million compared with the prior-year period due to lower demand in cabin power and data products. Avionics sales were down $11.7 million compared with the prior-year period due to lower demand in the quarter for inflight entertainment and connectivity (“IFEC”) products. Additionally, Lighting & Safety sales decreased $10.7 million, due primarily to decreased demand for passenger service units resulting from the OEM’s temporary halt in production of its 737 MAX aircraft, which began in January 2020.
Aerospace segment operating loss was $63.1 million compared with operating profit of $25.8 million the same period last year. Aerospace operating profit was impacted by impairment charges of $74.4 million, of which $73.7 million was related to goodwill, as previously discussed. Leverage lost on reduced sales also significantly impacted operating results.
AEROSPACE OUTLOOK
Aerospace bookings in the first quarter of 2020 were $151.0 million, for a book-to-bill ratio of 1.07:1. The Aerospace segment’s backlog at the end of the first quarter of 2020 was $285.7 million with approximately $229.0 million expected to be shipped over the remaining part of 2020 and $245.1 million is expected to ship over the next 12 months. Of the Company’s Aerospace backlog at March 28, 2020, $3.0 million is no longer expected to be recognized as revenue as a result of order cancellations received subsequent to quarter end.
TEST SYSTEMS SEGMENT

	Three Months Ended
(In thousands)	March 28, 2020	March 30, 2019
Sales	$16,553	$19,724
Less Intersegment Sales	(39)	(51)
Net Sales	$16,514	$19,673
Operating profit	$722	$2,185
Operating Margin	4.4%	11.1%

Test Systems Sales by Market
(In thousands)
Semiconductor	$1,634	$3,354
Aerospace & Defense	14,880	16,319
	$16,514	$19,673

(In thousands)	March 28, 2020	December 31, 2019
Total Assets	$104,866	$110,994
Backlog	$83,713	$83,837
TEST SYSTEMS FIRST QUARTER RESULTS
Test Segment sales were $16.5 million, down $3.2 million compared to the prior-year period. Semiconductor sales decreased $1.7 million due to the sale of the semiconductor business which was divested on February 13, 2019, while organic Aerospace & Defense sales decreased $5.0 million. Freedom and Diagnosys contributed $3.5 million in sales in the first quarter of 2020.
Test Systems operating profit was $0.7 million, or 4.4% of sales, compared with operating profit of $2.2 million, or 11.1% of sales, in last year’s first quarter. Operating profit was impacted mostly by lower leverage on decreased sales volume.

TEST SYSTEMS OUTLOOK
Bookings for the Test Systems segment in the quarter were $16.4 million, for a book-to-bill ratio of 0.99:1 for the quarter. The Test Systems segment’s backlog at the end of the first quarter of 2020 was $83.7 million, with approximately $39.1 million expected to be shipped over the remaining part of 2020 and approximately $52.8 million scheduled to ship over the next 12 months.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities:
Cash provided by operating activities totaled $23.3 million for the first three months of 2020, as compared with $11.4 million cash provided by operating activities during the same period in 2019. Cash flow from operating activities increased compared with the same period of 2019 primarily due to the net non-cash effect on net income of the goodwill impairment loss in the first three months of 2020 compared to the net non-cash effect on net income of the gain from sale of the semiconductor business in the first three months of 2019.
Investing Activities:
Cash used for investing activities was $2.8 million for the first three months of 2020 compared with $100.3 million in cash provided by investing activities in the same period of 2019. The change compared to the prior was a result of the $103.8 million in proceeds from the divestiture of the semiconductor business in 2019, slightly offset with a decrease in capital expenditures in the first quarter of 2020 compared with the first quarter of 2019. The Company expects capital spending in 2020 to be approximately $8 million.
Financing Activities:
The primary financing activities in the first three months of 2020 related net payments on our senior credit facility of $145.0 million. The primary financing activities in the first three months of 2019 related to net payments on our senior credit facility of $112.0 million.
The Company's Fifth Amended and Restated Credit Agreement (the “Agreement”) provided for a $500 million revolving credit line with the option to increase the line by up to $150 million. The maturity date of the loans under the Agreement is February 16, 2023. At March 28, 2020, there was $333.0 million outstanding on the revolving credit facility and there remained $165.5 million available, net of outstanding letters of credit and bank guarantees. The credit facility allocates up to $20 million of the $500 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. At March 28, 2020, outstanding letters of credit and bank guarantees totaled $1.5 million.
The maximum permitted leverage ratio of funded debt, net of cash to Adjusted EBITDA (as defined in the Agreement) was 3.75 to 1, increasing to 4.50 to 1 for up to four fiscal quarters following the closing of an acquisition permitted under the Agreement, subject to limitations. The Company was in compliance with its financial covenant at March 28, 2020. The Company paid interest on the unpaid principal amount of the facility at a rate equal to one-, three- or six-month LIBOR plus between 1.00% and 1.50% based upon the Company’s leverage ratio. The Company also paid a commitment fee to the lenders in an amount equal to between 0.10% and 0.20% on the undrawn portion of the credit facility, based upon the Company’s leverage ratio.
The COVID-19 pandemic has significantly impacted the global economy, and particularly the aerospace industry, resulting in reduced expectations of the Company’s future operating results. As a result, the Company was projected to exceed its maximum permitted leverage ratio in the fourth quarter of 2020. Accordingly, on May 4, 2020, the Company executed an amendment to the Agreement (the “amended facility”), which reduced the revolving credit line from $500 million to $375 million. There remains the option to increase the line by up to $150 million. The amended facility suspends the application of the leverage ratio up through and including the second quarter of 2021 (the “suspension period”). The maximum net leverage ratio will be 6.00 to 1 for the third quarter of 2021, 5.50 to 1 for the fourth quarter of 2021, 4.50 to 1 for the first quarter of 2022, and return to 3.75 to 1 for each quarter thereafter.
During the suspension period, the amended facility requires the Company to maintain minimum liquidity, defined as unrestricted cash plus the unused revolving credit commitments, of $180 million at all times, and a minimum interest coverage ratio of 1.75x on a quarterly basis, except for the first quarter of 2021, which is set at 1.50x. During the suspension period, the Company will pay interest on the unpaid principal amount of the amended facility at a rate equal to one-, three- or six-month LIBOR (which shall be at least 1.00%) plus 2.25%. The Company will also pay a commitment fee to the lenders in an amount equal to 0.35% on the undrawn portion of the credit facility. After the suspension period, the Company will pay interest on the unpaid principal amount of the amended facility at a rate equal to one-, three- or six-month LIBOR (which shall be at least 1.00%) plus between 1.00% to 2.25% based upon the Company’s leverage ratio. The Company will also pay a commitment fee to the lenders in an amount equal to 0.10% to 0.35% on the undrawn portion of the credit facility, based upon the Company’s leverage ratio. The amended facility provides for the payment of a consent fee of 15 basis points of the commitment for each consenting lender.
The amended facility also temporarily restricts certain activities, including acquisitions and share repurchases, and requires mandatory repayments during the suspension period when the Company’s cash balance exceeds $100 million. We expect to make a mandatory repayment in the second quarter of 2020 under this requirement.
The Company’s obligations under the Credit Agreement as amended are jointly and severally guaranteed by each domestic subsidiary of the Company other than non-material subsidiaries. The obligations are secured by a first priority lien on substantially all of the Company’s and the guarantors’ assets.
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
The Company’s cash needs for working capital, debt service and capital equipment during the remainder of 2020 is expected to be met by cash flows from operations and cash balances and, if necessary, utilization of the revolving credit facility.
BACKLOG
The Company’s backlog at March 28, 2020 was $369.4 million compared with $359.6 million at December 31, 2019 and $400.2 million at March 30, 2019. Of the Company’s backlog at March 28, 2020, $3.0 million is no longer expected to be recognized as revenue as a result of order cancellations received subsequent to quarter end in the Aerospace segment.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table represents contractual obligations as of March 28, 2020:

	Payments Due by Period
(In thousands)	Total	2020	2021-2022	2023-2024	After 2024
Long-term Debt	$333,223	$223	$—	$333,000	$—
Interest on Long-term Debt	17,895	4,684	12,490	721	—
Purchase Obligations	134,422	115,583	18,653	144	42
Supplemental Retirement Plan and Post Retirement Obligations	27,550	303	753	973	25,521
Lease Obligations	31,892	5,538	13,672	6,741	5,941
Other Long-term Liabilities	8,550	6,605	768	745	432
Total Contractual Obligations	$553,532	$132,936	$46,336	$342,324	$31,936
Notes to Contractual Obligations Table
Long-Term Debt — See Part 1 Financial Information, Item 1 Financial Statements, Note 7, Long-Term Debt and Notes Payable included in this report.
Interest on Long-term Debt — Future interest payments have been calculated using the applicable interest rate of each debt facility based on actual borrowings as of March 28, 2020. Actual future borrowings and rates may differ from these estimates. Future interest payments do not reflect the terms of the amended facility, which was entered into on May 4, 2020. The terms of the amended agreement are described in the “Liquidity and Capital Resources” section above.
Purchase Obligations — Purchase obligations are comprised of the Company’s commitments for goods and services in the normal course of business.
Lease Obligations — Financing and operating lease obligations are primarily related to the Company's facility leases and interest.

Other Long-term Liabilities — Balance in 2020 includes $4.7 million litigation accrual related to damages awarded to Lufthansa in the patent dispute related to direct sales. See Note 15 of the Consolidated Financial Statements for additional information. Table excludes the $16.2 million accrual recorded as management's best estimate of damages related to indirect sales claim, as this will not become a contractual obligation until the appeals process is complete and amount of damages has been finalized.
MARKET RISK
The Company believes that there have been no material changes in the current year regarding the market risk information for its exposure to interest rate fluctuations. Although the majority of our sales, expenses and cash flows are transacted in U.S. dollars, we have exposure to changes in foreign currency exchange rates related to the Euro and the Canadian dollar. The Company believes that the impact of changes in foreign currency exchange rates in 2020 have not been significant.
CRITICAL ACCOUNTING POLICIES
Refer to Note 2 of the Notes to Consolidated Condensed Financial Statements included in this report for the Company’s critical accounting policies with respect to revenue recognition. For a complete discussion of the Company’s other critical accounting policies, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2019.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Market Risk in Item 2, above.
Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 28, 2020. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 28, 2020.
b.Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Currently, we are involved in legal proceedings relating to an allegation of patent infringement and based on rulings to date we have concluded that losses related to these proceedings are probable. For a discussion of contingencies related to legal proceedings, see Note 15 of the Notes to Consolidated Condensed Financial Statements.
Item 1a. Risk Factors
In addition to other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or results of operations. The risks described in our Annual Report on Form 10-K are not the only risks facing us. There have been no material changes to the Risk Factors except as set forth below:
The COVID-19 pandemic has adversely affected, and is expected to continue to pose risks to our business, results of operations, financial condition and cash flows, and other epidemics or outbreaks of infectious diseases may have a similar impact. As previously disclosed, we face risks related to outbreaks of infectious diseases, including the ongoing COVID-19 pandemic. In recent weeks, the COVID-19 coronavirus pandemic has caused significant volatility in financial markets, including the market price of our stock, and the commercial aerospace industry, which has raised the prospect of an extended global recession. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. Our operations have been deemed essential under applicable law, but there is no guarantee this will continue. We follow the COVID-19 guidelines from the CDC concerning the health and safety of our personnel, these measures have resulted in attenuating activity and, in some cases, required temporary closures of certain of our facilities, among other impacts. The duration of these measures is unknown, may be extended and additional measures, including facility closures, may be imposed.
Among the potential effects of COVID-19 and other similar outbreaks on the company include, but are not limited to, the following:
•Reduced consumer and investor confidence, instability in the credit and financial markets, volatile corporate profits, and reduced business and consumer spending, which may adversely affect our results of operations by reducing our sales, margins and/or net income as a result of a slowdown in customer orders or order cancellations. In addition, volatility in the financial markets could increase the cost of capital and/or limit its availability.
•Economic uncertainty as a result of COVID-19 is expected to make it difficult for our customers, suppliers and the company to accurately forecast and plan future business activities.
•Aircraft manufacturers have experienced a disruption in production and demand as customers defer delivery of new aircraft, resulting in slowed or halted production at facilities throughout the world. Commercial airlines have experienced a significant reduction in air traffic. Commercial airlines and other manufacturers have begun to focus on conserving cash to preserve liquidity, which will have a negative impact on airframe and aftermarket sales.
•The potential to weaken the financial position of some of our customers. If circumstances surrounding our customers’ financial capabilities were to deteriorate, asset write-downs or write-offs could negatively affect our operating results and, if large, could have a material adverse effect on our business, financial condition, results of operations and cash flow.
•Disruption of our supply chain. Our third-party manufacturers, suppliers, third-party distributors, sub-contractors and customers have been and will be disrupted by worker absenteeism, quarantines and restrictions on their employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions. Depending on the magnitude of such effects on our manufacturing or the operations of our suppliers, third-party distributors, or sub-contractors, our supply chain, manufacturing and product shipments could be delayed, which could adversely affect our business, operations, and customer relationships.
•The need to incur additional restructuring charges to optimize our cost structure.
To the extent the COVID-19 pandemic adversely affects our business, results of operations, financial condition and cash flows, it may also heighten many of the other risks described in this section and in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The ultimate impact of COVID-19 on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.

Item 2. Unregistered sales of equity securities and use of proceeds
c. The following table summarizes our purchases of our common stock for the quarter ended March 28, 2020.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that may yet be Purchased Under the Program (1)
January 1, 2020 - January 25, 2020	101,031	$27.91	101,031	$46,395,879
January 26, 2020 - February 22, 2020 (2)	197,715	$26.90	181,011	$41,483,815
February 23, 2020 - March 28, 2020 (3)	2,180	$20.27	—	$41,483,815
In connection with the exercise of stock options, we accept, from time to time, delivery of shares to pay the exercise price of stock options.
(1) On September 17, 2019, the Company’s Board of Directors authorized an additional repurchase of up to $50 million. Approximately 282,000 shares were repurchased at a cost of $7.7 million before the 10b5-1 plan associated with the share repurchase program was terminated on February 3, 2020.
(2) On February 19, 2020, we accepted delivery of 16,704 shares at $24.30 in connection with the exercise of stock options.
(3) On March 2, 2020, we accepted delivery of 2,180 shares at $20.27 in connection with the exercise of stock options.
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

ASTRONICS CORPORATION
(Registrant)
Date:	May 7, 2020	By:	/s/ David C. Burney
David C. Burney Executive Vice President and Chief Financial Officer (Principal Financial Officer)