Form 10-Q
period 2020-06-27
ASTRONICS CORP
filed 2020-08-04
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 27, 2020
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 27, 2020, 30,755,863 shares of common stock were outstanding consisting of 23,586,404 shares of common stock ($.01 par value) and 7,169,459 shares of Class B common stock ($.01 par value).

Part I – Financial Information
Item 1. Financial Statements
ASTRONICS CORPORATION
Consolidated Condensed Balance Sheets
June 27, 2020 with Comparative Figures for December 31, 2019
(Unaudited)
(In thousands)

	June 27, 2020	December 31, 2019

Current Assets:
Cash and Cash Equivalents	$46,639	$31,906
Accounts Receivable, Net of Allowance for Doubtful Accounts	102,659	147,998
Inventories	156,584	145,787
Prepaid Expenses and Other Current Assets	20,734	15,853
Assets Held for Sale	—	1,537
Total Current Assets	326,616	343,081
Property, Plant and Equipment, Net of Accumulated Depreciation	109,381	112,499
Operating Right-of-Use Assets	21,782	23,602
Other Assets	23,659	31,271
Intangible Assets, Net of Accumulated Amortization	118,648	127,293
Goodwill	58,440	144,970
Total Assets	$658,526	$782,716
Current Liabilities:
Current Maturities of Long-term Debt	$224	$224
Accounts Payable	35,371	35,842
Current Operating Lease Liabilities	4,818	4,517
Accrued Expenses and Other Current Liabilities	44,965	48,697
Customer Advance Payments and Deferred Revenue	27,120	31,360
Total Current Liabilities	112,498	120,640
Long-term Debt	173,000	188,000
Long-term Operating Lease Liabilities	19,749	21,039
Other Liabilities	60,920	64,180
Total Liabilities	366,167	393,859
Shareholders’ Equity:
Common Stock	346	345
Accumulated Other Comprehensive Loss	(16,692)	(15,628)
Other Shareholders’ Equity	308,705	404,140
Total Shareholders’ Equity	292,359	388,857
Total Liabilities and Shareholders’ Equity	$658,526	$782,716
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Operations
Three and Six Months Ended June 27, 2020 With Comparative Figures for 2019
(Unaudited)
(In thousands, except per share data)

	Six Months Ended		Three Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Sales	$281,278	$397,272	$123,694	$189,098
Cost of Products Sold	218,726	304,832	96,861	148,735
Gross Profit	62,552	92,440	26,833	40,363
Selling, General and Administrative Expenses	61,771	58,986	32,904	29,790
Impairment Loss	87,016	—	12,608	—
(Loss) Income from Operations	(86,235)	33,454	(18,679)	10,573
Gain on Sale of Business	—	80,133	—	—
Other Expense, Net of Other Income	4,177	733	3,789	518
Interest Expense, Net of Interest Income	3,316	3,029	1,983	1,225
(Loss) Income Before Income Taxes	(93,728)	109,825	(24,451)	8,830
(Benefit from) Provision for Income Taxes	(3,186)	24,953	(872)	2,104
Net (Loss) Income	$(90,542)	$84,872	$(23,579)	$6,726
(Loss) Earnings Per Share:
Basic	$(2.94)	$2.60	$(0.77)	$0.21
Diluted	$(2.94)	$2.56	$(0.77)	$0.20
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Comprehensive (Loss) Income
Three and Six Months Ended June 27, 2020 With Comparative Figures for 2019
(Unaudited)
(In thousands)

	Six Months Ended		Three Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net (Loss) Income	$(90,542)	$84,872	$(23,579)	$6,726
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(1,494)	614	810	884
Retirement Liability Adjustment – Net of Tax	430	294	215	144
Total Other Comprehensive (Loss) Income	(1,064)	908	1,025	1,028
Comprehensive (Loss) Income	$(91,606)	$85,780	$(22,554)	$7,754
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Cash Flows
Six Months Ended June 27, 2020 With Comparative Figures for 2019

(Unaudited, In thousands)	Six Months Ended
Cash Flows from Operating Activities:	June 27, 2020	June 29, 2019
Net (Loss) Income	$(90,542)	$84,872
Adjustments to Reconcile Net (Loss) Income to Cash Flows from Operating Activities, Excluding the Effects of Divestitures:
Depreciation and Amortization	16,052	15,980
Provisions for Non-Cash Losses on Inventory and Receivables	3,297	4,429
Equity-based Compensation Expense	2,806	2,145
Deferred Tax Expense (Benefit)	1,190	(3,371)
Non-cash Severance Expense	4,669	377
Operating Lease Amortization Expense	2,236	1,978
Non-cash Litigation Provision	1,450	—
Gain on Sale of Business, Before Taxes	—	(80,133)
Equity Investment Other Than Temporary Impairment	3,493	—
Impairment Loss	87,016	—
Other	4,459	(1,715)
Cash Flows from Changes in Operating Assets and Liabilities:
Accounts Receivable	43,417	5,266
Inventories	(12,778)	(11,276)
Accounts Payable	(446)	(7,685)
Accrued Expenses	(12,473)	(9,518)
Other Current Assets and Liabilities	(1,983)	(975)
Customer Advanced Payments and Deferred Revenue	(4,221)	(1,234)
Income Taxes	(3,667)	9,181
Operating Lease Liabilities	(2,222)	(1,785)
Supplemental Retirement and Other Liabilities	(204)	2,520
Cash Flows from Operating Activities	41,549	9,056
Cash Flows from Investing Activities:
Proceeds on Sale of Business	—	103,793
Capital Expenditures	(3,905)	(6,917)
Proceeds on Sale of Assets	1,600	—
Cash Flows from Investing Activities	(2,305)	96,876
Cash Flows from Financing Activities:
Proceeds from Long-term Debt	150,000	27,000
Payments for Long-term Debt	(165,000)	(132,053)
Purchase of Outstanding Shares for Treasury	(7,732)	—
Stock Options Activity	34	416
Finance Lease Principal Payments	(939)	(834)
Financing Fees	(360)	—
Cash Flows from Financing Activities	(23,997)	(105,471)
Effect of Exchange Rates on Cash	(514)	23
Increase in Cash and Cash Equivalents	14,733	484
Cash and Cash Equivalents at Beginning of Period	31,906	16,622
Cash and Cash Equivalents at End of Period	$46,639	$17,106
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Shareholders' Equity
Three and Six Months Ended June 27, 2020 With Comparative Figures for 2019
(Unaudited)
(In thousands)

	Six Months Ended		Three Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Common Stock
Beginning of Period	$269	$260	$271	$262
Net Exercise of Stock Options	—	1	—	1
Class B Stock Converted to Common Stock	5	3	3	1
End of Period	274	264	274	264
Convertible Class B Stock
Beginning of Period	76	83	75	81
Net Exercise of Stock Options	1	—	—	—
Class B Stock Converted to Common Stock	(5)	(3)	(3)	(1)
End of Period	72	80	72	80
Additional Paid in Capital
Beginning of Period	76,340	73,044	78,075	74,396
Net Exercise of Stock Options and Equity-based Compensation Expense	2,839	2,560	1,104	1,208
End of Period	79,179	75,604	79,179	75,604
Accumulated Comprehensive Loss
Beginning of Period	(15,628)	(13,329)	(17,717)	(13,449)
Foreign Currency Translation Adjustments	(1,494)	614	810	884
Retirement Liability Adjustment – Net of Taxes	430	294	215	144
End of Period	(16,692)	(12,421)	(16,692)	(12,421)
Retained Earnings
Beginning of Period	428,584	376,567	361,621	454,713
Net (Loss) Income	(90,542)	84,872	(23,579)	6,726
End of Period	338,042	461,439	338,042	461,439
Treasury Stock
Beginning of Period	(100,784)	(50,000)	(108,516)	(50,000)
Purchase of Shares	(7,732)	—	—	—
End of Period	(108,516)	(50,000)	(108,516)	(50,000)
Total Shareholders’ Equity	$292,359	$474,966	$292,359	$474,966
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Shareholders' Equity, Continued
Three and Six Months Ended June 27, 2020 With Comparative Figures for 2019
(Unaudited)
(In thousands)

	Six Months Ended		Three Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Common Stock
Beginning of Period	26,874	25,978	27,088	26,178
Net Issuance from Exercise of Stock Options	25	34	—	13
Class B Stock Converted to Common Stock	456	331	267	152
End of Period	27,355	26,343	27,355	26,343
Convertible Class B Stock
Beginning of Period	7,650	8,290	7,476	8,146
Net Issuance from Exercise of Stock Options	15	48	—	13
Class B Stock Converted to Common Stock	(456)	(331)	(267)	(152)
End of Period	7,209	8,007	7,209	8,007
Treasury Stock
Beginning of Period	3,526	1,675	3,808	1,675
Purchase of Shares	282	—	—	—
End of Period	3,808	1,675	3,808	1,675
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Notes to Consolidated Condensed Financial Statements
June 27, 2020
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
Operating Results
The results of operations for any interim period are not necessarily indicative of results for the full year. In addition, the COVID-19 pandemic has increased the volatility we experience in our financial results in recent periods and this could continue in future interim and annual periods. Operating results for the six months ended June 27, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
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
On July 12, 2019, the Company sold intellectual property and certain assets associated with its Airfield Lighting product line for $1.0 million in cash. The Airfield Lighting product line, part of the Aerospace segment, was not core to the business and represented less than 1% of revenue. The Company recorded a pre-tax loss on the sale of approximately $1.3 million in the third quarter of 2019.
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
Impact of the COVID-19 Pandemic
On March 11, 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic. The COVID-19 pandemic has had a sudden and significant impact on the global economy, and particularly in the aerospace industry, resulting in the grounding of the majority of the global commercial transportation fleet and significant cost cutting and cash preservation actions by the global airlines. This in turn has resulted in a significant reduction in airlines spending for both new aircraft and on upgrading their existing fleet with the Company’s products. We expect this low level of investment by the airlines will continue at least into 2021, however, the ultimate impact of COVID-19 on our business results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy and the aerospace industry, which are uncertain and cannot be predicted at this time.
In response to the global COVID-19 pandemic, we have implemented actions to maintain our financial health and liquidity, as discussed in detail in our Form 8-K’s filed on March 31, 2020, May 6, 2020 and July 31, 2020. In addition to these measures, we amended our revolving credit facility on May 4, 2020, as further described in Note 7. We are also monitoring the impacts of COVID-19 on the fair value of assets. Refer to Note 6 for a discussion of goodwill impairment charges. Should future changes in sales, earnings and cash flows differ significantly from our expectations, long-lived assets to be held and used and goodwill could become impaired in the future.
Trade Accounts Receivable and Contract Assets
The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as the age of the receivable balances, historical experience, credit quality, current economic conditions, and reasonable and supportable forecasts of future economic conditions that may affect a customer’s ability to pay. The allowance for doubtful accounts balance was $5.1 million and $3.6 million at June 27, 2020 and December 31, 2019, respectively. The Company‘s bad debt expense was $1.6 million in the three and six months ended June 27, 2020 and insignificant in the three and six months ended June 29, 2019. Total writeoffs charged against the allowance and total recoveries collected were insignificant in both the three month and six month ended June 27, 2020.
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
Cost of Products Sold, Engineering and Development, Interest, and Selling, General and Administrative Expenses
Cost of products sold includes the costs to manufacture products such as direct materials and labor and manufacturing overhead as well as all engineering and development costs. The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. These costs are expensed when incurred and included in cost of products sold. Research and development, design and related engineering amounted to $22.4 million and $27.7 million for the three months ended and $48.6 million and $54.4 million for the six months ended June 27, 2020 and June 29, 2019, respectively. Selling, general and administrative expenses include costs primarily related to our sales and marketing departments and administrative departments. Interest expense is shown net of interest income. Interest income was insignificant for the three and six months ended June 27, 2020 and June 29, 2019.
Goodwill Impairment
The Company tests goodwill at the reporting unit level on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
As a result of the qualitative factors related to the COVID-19 pandemic, as discussed above, we performed interim quantitative assessments for the reporting units which had goodwill as of March 28, 2020, and an additional quantitative assessment for our PECO reporting unit as of June 27, 2020. Based on our quantitative assessments, the Company recorded goodwill impairment charges associated with four Aerospace reporting units, totaling approximately $12.6 million and $86.3 million within the Impairment Loss line in the Consolidated Condensed Statement of Operations in the three and six months ended June 27, 2020, respectively.
For additional information regarding the quantitative test and the related goodwill impairment see Note 6.

Valuation of Long-Lived Assets
Long-lived assets are evaluated for recoverability whenever adverse effects or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability test consists of comparing the undiscounted projected cash flows with the carrying amount. Should the carrying amount exceed undiscounted projected cash flows, an impairment loss would be recognized to the extent the carrying amount exceeds fair value. In conjunction with the deteriorating economic conditions associated with the COVID-19 pandemic, we recorded an impairment charge to right-of-use (“ROU”) assets of approximately $0.7 million incurred in one reporting unit in the Aerospace segment within the Impairment Loss line in the Consolidated Condensed Statement of Operations in the six months ended June 27, 2020. No other long-lived asset impairments were warranted based on the quantitative analysis performed.
Financial Instruments
The Company determined there were indicators of impairment over one of its investments in the second quarter of 2020 as a result of declining revenues and cash flows of the investee as well as significant uncertainties over the investee’s ability to raise additional capital or to finance its own activities. There were no observable price changes for this investment during 2020. We determined that the fair value of this investment was de minimus at June 27, 2020 and we recorded an impairment charge of $3.5 million recorded within Other Expense, Net of Other Income in the accompanying Consolidated Condensed Statement Operations.
Foreign Currency Translation
The aggregate foreign currency transaction gain or loss included in operations was insignificant for the three and six months ended June 27, 2020 and June 29, 2019.
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

Planned date of adoption: Before December 31, 2022

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
The Company recognizes an asset for the incremental, material costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year and the costs are expected to be recovered. These incremental costs include, but are not limited to, sales commissions incurred to obtain a contract with a customer. As of June 27, 2020, the Company does not have material incremental costs on any open contracts with an original expected duration of greater than one year.

The Company recognizes an asset for certain, material costs to fulfill a contract if it is determined that the costs relate directly to a contract or an anticipated contract that can be specifically identified, generate or enhance resources that will be used in satisfying performance obligations in the future, and are expected to be recovered. Such costs are amortized on a systematic basis that is consistent with the transfer to the customer of the goods to which the asset relates. Start-up costs are expensed as incurred. Capitalized fulfillment costs are included in Inventories in the accompanying Consolidated Condensed Balance Sheets. Should future orders not materialize or it is determined the costs are no longer probable of recovery, the capitalized costs are written off. As of June 27, 2020, the Company does not have material capitalized fulfillment costs.
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
On June 27, 2020, we had $307.2 million of remaining performance obligations, which we refer to as total backlog. We expect to recognize approximately $178.3 million of our remaining performance obligations as revenue in 2020.

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
Billings in excess of cost includes billings in excess of revenue recognized as well as other elements of deferred revenue, which includes advanced payments, up-front payments, and progress billing payments. Billings in excess of cost are reported in our Consolidated Condensed Balance Sheet, classified as current liabilities, within Customer Advance Payments and Deferred Revenue, and non-current liabilities, within Other Liabilities. To determine the revenue recognized in the period from the beginning balance of billings in excess of cost, the contract liability as of the beginning of the period is recognized as revenue on a contract-by-contract basis when the Company satisfies the performance obligation related to the individual contract. Once the beginning contract liability balance for an individual contract has been fully recognized as revenue, any additional payments received in the period are recognized as revenue once the related costs have been incurred.
We recognized $10.6 million and $7.8 million during the three months ended and $14.5 million and $13.2 million for the six months ended June 27, 2020 and June 29, 2019, respectively, in revenues that were included in the contract liability balance at the beginning of the period.
The Company's contract assets and contract liabilities consist primarily of costs and profits in excess of billings and billings in excess of cost and profits, respectively. The following table presents the beginning and ending balances of contract assets and contract liabilities during the six months ended June 27, 2020:

(In thousands)	Contract Assets	Contract Liabilities
Beginning Balance, January 1, 2020	$19,567	$38,758
Ending Balance, June 27, 2020	$18,525	$31,640
The following table presents our revenue disaggregated by Market Segments as follows:

	Six Months Ended		Three Months Ended
(In thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Aerospace Segment
Commercial Transport	$170,323	$271,509	$67,548	$129,731
Military	32,165	40,498	14,052	19,545
Business Jet	30,548	37,123	15,542	17,286
Other	10,607	13,658	5,431	7,725
Aerospace Total	243,643	362,788	102,573	174,287

Test Systems Segment
Semiconductor	2,822	5,596	1,188	2,242
Aerospace & Defense	34,813	28,888	19,933	12,569
Test Systems Total	37,635	34,484	21,121	14,811

Total	$281,278	$397,272	$123,694	$189,098

The following table presents our revenue disaggregated by Product Lines as follows:

	Six Months Ended		Three Months Ended
(In thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Aerospace Segment
Electrical Power & Motion	$116,019	$176,579	$46,563	$84,042
Lighting & Safety	65,653	95,375	27,731	46,770
Avionics	41,277	59,543	19,134	25,682
Systems Certification	4,991	5,666	1,660	4,048
Structures	5,096	11,967	2,054	6,020
Other	10,607	13,658	5,431	7,725
Aerospace Total	243,643	362,788	102,573	174,287

Test Systems	37,635	34,484	21,121	14,811

Total	$281,278	$397,272	$123,694	$189,098

3) Inventories
Inventories consisted of the following:

(In thousands)	June 27, 2020	December 31, 2019
Finished Goods	$29,662	$33,434
Work in Progress	28,375	25,594
Raw Material	98,547	86,759
	$156,584	$145,787
The Company has evaluated the carrying value of existing inventories and believe they are properly reflected at their lower of carrying value or net realizable value. Future changes in demand or other market developments could result in future inventory charges. The Company is actively managing inventories and aligning them to meet known current and future demand.
4) Property, Plant and Equipment
Property, Plant and Equipment consisted of the following:

(In thousands)	June 27, 2020	December 31, 2019
Land	$9,802	$9,802
Buildings and Improvements	74,892	74,723
Machinery and Equipment	118,311	115,202
Construction in Progress	5,547	5,453
	208,552	205,180
Less Accumulated Depreciation	99,171	92,681
	$109,381	$112,499
Additionally, net Property, Plant and Equipment of $1.5 million are classified in Assets Held for Sale at December 31, 2019. Refer to Note 18.

5) Intangible Assets
The following table summarizes acquired intangible assets as follows:

		June 27, 2020		December 31, 2019
(In thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	11 years	$2,146	$1,847	$2,146	$1,804
Non-compete Agreement	4 years	11,091	8,989	11,318	7,696
Trade Names	10 years	11,438	7,043	11,438	6,550
Completed and Unpatented Technology	9 years	48,200	23,450	48,201	21,196
Customer Relationships	15 years	142,439	55,337	142,212	50,776
Total Intangible Assets	12 years	$215,314	$96,666	$215,315	$88,022
All acquired intangible assets other than goodwill and one trade name are being amortized. Amortization expense for acquired intangibles is summarized as follows:

	Six Months Ended		Three Months Ended
(In thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Amortization Expense	$8,642	$8,352	$4,377	$4,128
Amortization expense for acquired intangible assets expected for 2020 and for each of the next five years is summarized as follows:

(In thousands)
2020	$17,207
2021	$15,404
2022	$14,973
2023	$13,939
2024	$12,917
2025	$10,996

6) Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the six months ended June 27, 2020:

(In thousands)	December 31, 2019	Impairment Charges	Foreign Currency Translation	June 27, 2020
Aerospace	$123,038	$(86,312)	$(218)	$36,508
Test Systems	21,932	—	—	21,932
	$144,970	$(86,312)	$(218)	$58,440
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
Beginning in the first quarter of 2020, the pandemic negatively impacted the global economy and aerospace industry, resulting in an abrupt and significant decrease of airline passenger travel. In response, the global airlines grounded a significant portion of their fleet and have begun to defer or cancel aircraft scheduled for delivery this year. Additionally, airlines have announced plans to reduce capital and discretionary spending to conserve cash in the immediate future. In turn, aircraft manufacturers and tier one suppliers have experienced a disruption in production and demand as their customers defer delivery of new aircraft, resulting in slowed or halted production at facilities throughout the world. Commercial airlines and manufacturers are focusing on conserving cash to preserve liquidity, which will have a negative impact on airframe and aftermarket sales as compared with pre-pandemic forecasts.
Management considered these qualitative factors and the impact to each reporting unit’s revenue and earnings, and determined that it was more likely than not that the fair value of several reporting units was less than its carrying value. Therefore, we performed a quantitative test for all eight reporting units with goodwill as of March 28, 2020.
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
We determined that the estimated fair value of four of the eight reporting units with goodwill significantly exceeded their respective carrying values and therefore, did not result in a goodwill impairment as of March 28, 2020.
For the remaining four reporting units with goodwill, we determined that the estimated fair value was less than their respective carrying values. We recognized full impairments of the goodwill of our Astronics Connectivity Systems and Certification (“ACSC”), PGA and Custom Control Concepts (“CCC”) reporting units, and a partial impairment of the goodwill of our PECO reporting unit as of March 28, 2020.
During the second quarter of 2020, further commercial aircraft order reductions, delays and cancellations at a major customer of our PECO reporting unit resulted in revisions to PECO’s forecast. We therefore performed a quantitative test for the PECO reporting unit as of June 27, 2020. As a result of this quantitative test, we determined that the estimated fair value was less than the respective carrying value as of June 27, 2020.
As a result, we recorded non-cash goodwill impairment charges in the Aerospace segment of approximately $12.6 million and $86.3 million within the Impairment Loss line of the Consolidated Condensed Statements of Operations in the three and six months ended June 27, 2020, respectively.
The goodwill remaining in our PECO reporting unit after the impairments is $20.2 million. For the PECO reporting unit, the Company performed sensitivity analyses, utilizing reasonably possible changes in the assumption for the discount rate and revenue growth rates to demonstrate the potential impacts to the estimated fair value. In isolation, a 100 basis point increase to the discount rate or a 100 basis point decrease to the normalized revenue growth rate, would result in incremental impairment charges of $7.6 million or $3.5 million, respectively.
There is greater risk of future impairments in the PECO reporting unit as any further deterioration in its performance compared to forecast, changes in order volumes or delivery schedules at its major customer, as well as any changes in economic forecasts and expected recovery in the aerospace industry, may require the Company to complete additional interim impairment tests in future quarters and could result in the reporting unit’s fair value again falling below carrying value in subsequent quarters. Further, if the composition of the reporting unit’s assets and liabilities were to change and result in an increase in the reporting unit’s carrying value, it could lead to additional impairment testing and further impairment losses.

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
At June 27, 2020, there was $173.0 million outstanding on the revolving credit facility and there remained $200.5 million available subject to the minimum liquidity covenant discussed below, net of outstanding letters of credit and bank guarantees. The credit facility allocates up to $20 million of the $375 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. At June 27, 2020, outstanding letters of credit and bank guarantees totaled $1.5 million.
Through the third quarter of 2021, the Amended Facility requires the Company to maintain minimum liquidity, defined as unrestricted cash plus the unused revolving credit commitments, of $180 million at all times, and a minimum interest coverage ratio of 1.75x on a quarterly basis, except for the first quarter of 2021, which is set at 1.50x. The Company was in compliance with its financial covenants at June 27, 2020. During the suspension period, the Company will pay interest on the unpaid principal amount of the Amended Facility at a rate equal to one-, three- or six-month LIBOR (which shall be at least 1.00%) plus 2.25%. The Company will also pay a commitment fee to the lenders in an amount equal to 0.35% on the undrawn portion of the Amended Facility. After the suspension period, the Company will pay interest on the unpaid principal amount of the Amended Facility at a rate equal to one-, three- or six-month LIBOR (which shall be at least 1.00%) plus between 1.00% to 2.25% based upon the Company’s leverage ratio. The Company will also pay a commitment fee to the lenders in an amount equal to 0.10% to 0.35% on the undrawn portion of the Amended Facility, based upon the Company’s leverage ratio. The Amended Facility provides for the payment of a consent fee of 15 basis points of the commitment for each consenting lender.
The Amended Facility also temporarily restricts certain activities, including acquisitions and share repurchases, and requires mandatory prepayments during the suspension period when the Company’s cash balance exceeds $100 million. During the three months ended June 27, 2020, subsequent to the execution of the Amended Facility, the Company made prepayments approximating $160 million.
The Company’s obligations under the Amended Facility are jointly and severally guaranteed by each domestic subsidiary of the Company other than non-material subsidiaries. The obligations are secured by a first priority lien on substantially all of the Company’s and the guarantors’ assets.
In the event of voluntary or involuntary bankruptcy of the Company or any subsidiary, all unpaid principal and other amounts owing under the Amended Facility automatically become due and payable. Other events of default, such as failure to make payments as they become due and breach of financial and other covenants, change of control, judgments over a certain amount, and cross default under other agreements give the agent the option to declare all such amounts immediately due and payable.

8) Product Warranties
In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. The Company determines warranty reserves needed by product line based on experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Six Months Ended		Three Months Ended
(In thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Balance at Beginning of Period	$7,660	$5,027	$7,122	$4,829
Warranties Divested or Acquired	—	(123)	—	—
Warranties Issued	1,523	1,245	646	716
Warranties Settled	(1,308)	(1,180)	(617)	(592)
Reassessed Warranty Exposure	(910)	(163)	(186)	(147)
Balance at End of Period	$6,965	$4,806	$6,965	$4,806

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
The following is a summary of the Company's ROU assets and liabilities:

(In thousands)	June 27, 2020	December 31, 2019
Operating Leases:
Operating Right-of-Use Assets, Gross	$29,784	$28,788
Less Accumulated Right-of-Use Asset Impairment	1,710	1,019
Less Accumulated Amortization	6,292	4,167
Operating Right-of-Use Assets, Net	$21,782	$23,602
Short-term Operating Lease Liabilities	$4,818	$4,517
Long-term Operating Lease Liabilities	19,749	21,039
Operating Lease Liabilities	$24,567	$25,556

Finance Leases:
Finance Right-of-Use Assets, Gross	$3,484	$3,484
Less Accumulated Amortization	1,529	1,020
Finance Right-of-Use Assets, Net — Included in Other Assets	$1,955	$2,464
Short-term Finance Lease Liabilities — Included in Accrued Expenses and Other Current Liabilities	$2,001	$1,922
Long-term Finance Lease Liabilities — Included in Other Liabilities	1,798	2,815
Finance Lease Liabilities	$3,799	$4,737

The following is a summary of the Company's total lease costs:

	Six Months Ended		Three Months Ended
(In thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Finance Lease Cost:
Amortization of Right-of-Use Assets	$510	$510	$255	$255
Interest on Lease Liabilities	120	167	57	81
Total Finance Lease Cost	630	677	312	336
Operating Lease Cost	2,643	2,406	1,195	1,201
Right-of-Use Asset Impairment	691	—	—	—
Variable Lease Cost	633	679	361	309
Short-term Lease Cost (excluding month-to-month)	114	85	47	38
Less Sublease and Rental (Income) Expense	(737)	(517)	(406)	(305)
Total Operating Lease Cost	3,344	2,653	1,197	1,243
Total Net Lease Cost	$3,974	$3,330	$1,509	$1,579

The following is a summary of the Company's maturity of lease liabilities:

(In thousands)	Operating Leases	Finance Leases
2020	$2,690	$1,073
2021	5,579	2,181
2022	5,427	743
2023	4,060	—
2024	2,995	—
Thereafter	6,293	—
Total Lease Payments	27,044	3,997
Less: Interest	2,477	198
Total Lease Liability	$24,567	$3,799

10) Income Taxes
The effective tax rates were approximately 3.4% and 22.7% for the six months ended and 3.6% and 23.8% for the three months ended June 27, 2020 and June 29, 2019, respectively. The 2020 tax rate was impacted by permanently non-deductible goodwill impairments totaling $60.8 million and a Federal valuation allowance recorded during the six months ended June 27, 2020 of approximately $7.5 million.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the economic uncertainty resulting from the COVID-19 pandemic. The CARES Act includes many measures to assist companies, including temporary changes to income and non-income based laws, some of which were enacted as part of the Tax Cuts and Jobs Act of 2017 (“TCJA”). Some of the key changes include eliminating the 80% of taxable income limitation by allowing corporate entities to fully utilize net operating losses (“NOL”) to offset taxable income in 2018, 2019 and 2020, allowing NOLs originating in 2018, 2019 and 2020 to be carried back five years and retroactively clarifying the immediate recovery of qualified improvement property costs rather than over a 39-year recovery period. During the six months ended June 27, 2020, the Company recorded a $0.5 million benefit relating to the NOL carryback provisions and the technical correction for qualified improvement property provided for in the CARES Act. The Company will continue to monitor additional guidance issued and assess the impact that various provisions will have on its business.
As a result of the COVID-19 pandemic and its adverse effects on the global economy and aerospace industry that began to take shape in the first quarter of fiscal 2020, the Company is now forecasting to generate a taxable loss in 2020 which can be carried back under the CARES Act to recover previously paid income taxes. After consideration of deferred tax liabilities that reverse in 2021 and beyond, the Company must rely on future taxable income in 2021 and beyond for purposes of asserting that the Company’s remaining U.S. Federal deferred tax assets are realizable on a more-likely-than-not basis as required under ASC 740. Losses in recent periods and projected losses, combined with the significant uncertainty brought about by the COVID-19 pandemic, is collectively considered significant negative evidence under ASC 740 when assessing whether an entity can use projected income as a basis for concluding that deferred tax assets are realizable on a more-likely-than-not basis. Accordingly, during the six months ended June 27, 2020, the Company determined that a portion of its deferred tax assets are not expected to be realizable in the future. As a result, the Company recorded a partial valuation allowance of approximately $7.5 million during the six months ended June 27, 2020 against its U.S. Federal deferred tax assets.
11) Earnings Per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Six Months Ended		Three Months Ended
(In thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Weighted Average Shares - Basic	30,784	32,640	30,756	32,665
Net Effect of Dilutive Stock Options	—	553	—	510
Weighted Average Shares - Diluted	30,784	33,193	30,756	33,175
Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted earnings per share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. The number of common shares covered by out-of-the-money stock options was approximately 872,000 shares as of June 27, 2020 and 18,000 shares as of June 29, 2019. Further, due to our net loss in the six month period ended June 27, 2020, the assumed exercise of stock compensation had an antidilutive effect and therefore was excluded from the computation of diluted loss per share.
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
Comprehensive (Loss) Income and Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

(In thousands)	June 27, 2020	December 31, 2019
Foreign Currency Translation Adjustments	$(8,536)	$(7,042)
Retirement Liability Adjustment – Before Tax	(10,323)	(10,868)
Tax Benefit of Retirement Liability Adjustment	2,167	2,282
Retirement Liability Adjustment – After Tax	(8,156)	(8,586)
Accumulated Other Comprehensive Loss	$(16,692)	$(15,628)

The components of other comprehensive (loss) income are as follows:

	Six Months Ended		Three Months Ended
(In thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Foreign Currency Translation Adjustments	$(1,494)	$614	$810	$884
Retirement Liability Adjustments:
Reclassifications to General and Administrative Expense:
Amortization of Prior Service Cost	201	201	100	100
Amortization of Net Actuarial Losses	344	171	173	86
Tax Benefit	(115)	(78)	(58)	(42)
Retirement Liability Adjustment	430	294	215	144
Other Comprehensive (Loss) Income	$(1,064)	$908	$1,025	$1,028

13) Supplemental Retirement Plan and Related Post Retirement Benefits
The Company has two non-qualified supplemental retirement defined benefit plans (“SERP” and “SERP II”) for certain executive officers. The following table sets forth information regarding the net periodic pension cost for the plans.

	Six Months Ended		Three Months Ended
(In thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Service Cost	$111	$91	$56	$46
Interest Cost	418	458	209	229
Amortization of Prior Service Cost	193	193	96	96
Amortization of Net Actuarial Losses	324	150	162	75
Net Periodic Cost	$1,046	$892	$523	$446
Participants in the SERP are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The following table sets forth information regarding the net periodic cost recognized for those benefits:

	Six Months Ended		Three Months Ended
(In thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Service Cost	$7	$7	$3	$4
Interest Cost	17	23	8	11
Amortization of Prior Service Cost	8	8	4	4
Amortization of Net Actuarial Losses	20	21	11	11
Net Periodic Cost	$52	$59	$26	$30
The service cost component of net periodic benefit costs above is recorded in Selling, General and Administrative Expenses within the Consolidated Condensed Statements of Operations, while the remaining components are recorded to Other Expense, Net of Other Income.
14) Sales to Major Customers
The Company has a significant concentration of business with two major customers, each in excess of 10% of consolidated sales. The loss of either of these customers would significantly, negatively impact our sales and earnings.
Sales to these two customers represented 14% and 9% of consolidated sales for the six months ended and 11% and 8% for the three months ended June 27, 2020. Sales to these customers were primarily in the Aerospace segment. Accounts receivable from these customers at June 27, 2020 was approximately $19.6 million. Sales to these two customers represented 13% and 14% of consolidated sales for the six months ended and 14% and 13% for the three months ended June 29, 2019.

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
In July 2017, Lufthansa filed an action in the Regional State Court of Mannheim for payment of damages caused by the court’s decision that AES infringed the patent, specifically related to direct sales of the product into Germany (associated with the original December 2010 action discussed above). In this action, which was served to AES on April 11, 2018, Lufthansa claimed payment of approximately $6.2 million plus interest. An oral hearing was held on September 13, 2019. A first instance decision in this matter was handed down on December 6, 2019. According to this ruling, Lufthansa was awarded damages in the amount of approximately $3.2 million plus interest. Prior to 2019, the Company had accrued $1.0 million related to this matter. As a result of the judgment on direct sales into Germany, the Company reflected an incremental reserve of $3.5 million in its December 31, 2019 financial statements related to this matter. Payment of the first instance judgment was made during the three months ended June 27, 2020 of approximately $4.7 million, inclusive of interest. AES has appealed this decision and the appeal is currently pending before the Higher Regional Court of Karlsruhe. If the first instance judgment is later reversed on appeal, the Company could reclaim any amounts that were previously paid to Lufthansa as far as the payments exceed the amount awarded by the appellate court, but there can be no assurances that we will be successful on such appeal.
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
After the accounting, Lufthansa is expected to enforce its claim for damages in separate court proceedings. These proceedings would probably be tried before the Mannheim Court again, which makes it probable that the Mannheim court will determine the damages for the indirect sales on the basis of the same principles as in the direct sales proceedings (unless the latter ruling of the Mannheim court is reversed on appeal). Based on the information available currently, we estimate that the resulting damages would be approximately $11.6 million plus approximately $4.5 million of accrued interest at the end of 2019, for a total of approximately $16.1 million at December 31, 2019. Interest will accrue at a rate of 5% above the European Central Bank rate until final payment to Lufthansa. Inclusive of accrued interest, the reserve for the indirect claim is approximately $16.4 million at June 27, 2020.
Based upon the determination of the damages in the direct sales claim discussed above, in the June 27, 2020 consolidated financial statements, we have reflected a total accrual (inclusive of interest through June 27, 2020) of $16.4 million related to the indirect sales claim as management’s best estimate of the total exposure related to these matters that is probable and that can be reasonably estimated at this time. Interest accrued for the six months ended June 27, 2020 was approximately $0.3 million and is recorded within Selling, General and Administrative Expense in the Company’s Consolidated Statement of Operations. In connection with the indirect sales claims, we currently believe it is unlikely that the appeals process will be completed and the damages and related interest will be paid before July 3, 2021. Therefore the liability related to this matter, totaling $16.4 million, is classified within Other Liabilities (non-current) in the Consolidated Balance Sheet at June 27, 2020.
In December 2017, Lufthansa filed patent infringement cases in the United Kingdom (“UK”) and in France against AES. The Lufthansa patent expired in May 2018. In those cases, Lufthansa accuses AES of having manufactured, used, sold and offered for sale a power supply system, and offered and supplied parts for a power supply system that infringed upon a Lufthansa patent in those respective countries. In the French matter, there will be a hearing on the validity of the patent on October 8, 2020. In the UK matter, a trial took place in June 2020 to address the issues of infringement and validity of the patent. Judgment on those issues was rendered on June 22, 2020. The court held the UK patent valid and 3 out of 4 asserted claims infringed. Although the court has found the patent valid and some claims infringed, Lufthansa has yet to set out its case for monetary relief, which would need to be determined at a separate trial and would require extensive data gathering and analysis which has not yet commenced. Additionally, AES intends to seek permission to appeal the first instance UK findings. For this reason, while exposure in the UK matter is reasonably possible and such exposure could be material to the consolidated financial statements, it is not yet estimable, and thus, no liability has been recorded with respect to this matter at June 27, 2020.
Separate from any such damages Lufthansa may seek in connection with the UK infringement decision discussed above, as a result of the first instance judgement in their favor, Lufthansa will be entitled to reimbursement from AES of a proportion of its legal expenditures in the UK case. An interim reimbursement to Lufthansa will likely be payable in August 2020. Accordingly, we have recorded a liability of approximately $1.5 million in our consolidated balance sheet, within Accrued Expenses and Other Current Liabilities, as of June 27, 2020. The associated expense has been recorded in the Consolidated Condensed Statement of Operations in the three- and six-month periods ended June 27, 2020 within Selling, General & Administrative Expenses. If the first instance decision is reversed on appeal, AES would be entitled to seek the return of such amounts from Lufthansa, as well as reimbursement of AES’s legal fees.
Each of the German, France and UK claims are separate and distinct. Validity and infringement of the Lufthansa patent in each country is a matter for the courts in each of these countries, whose laws differ from each other. In addition, the principles of calculating damages in each jurisdiction differ substantially. Therefore, the Company has assessed each matter separately and cannot apply the same calculation methodology as in the German direct and indirect matters. However, it is reasonably possible that additional damages and interest could be incurred if the court in France was to rule in favor of Lufthansa, or if any appeal in the UK matter is unsuccessful, but at this time we cannot reasonably estimate the range of loss. As loss exposure is not estimable at this time, the Company has not recorded any liability with respect to either of the matters as of June 27, 2020, except for the legal fee reimbursement in the UK case discussed above.
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
16) Segment Information
Below are the sales and operating profit by segment for the three and six months ended June 27, 2020 and June 29, 2019 and a reconciliation of segment operating profit to income before income taxes. Operating profit is net sales less cost of products sold and other operating expenses excluding interest and corporate expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment.

	Six Months Ended		Three Months Ended
(In thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Sales
Aerospace	$243,734	$362,793	$102,597	$174,292
Less Intersegment Sales	(91)	(5)	(24)	(5)
Total Aerospace Sales	243,643	362,788	102,573	174,287
Test Systems	37,985	34,649	21,432	14,925
Less Intersegment Sales	(350)	(165)	(311)	(114)
Total Test Systems Sales	37,635	34,484	21,121	14,811
Total Consolidated Sales	$281,278	$397,272	$123,694	$189,098
Segment Measure of Operating (Loss) Profit and Margins
Aerospace	$(80,235)	$40,160	$(17,090)	$14,392
	(32.9)%	11.1%	(16.7)%	8.3%
Test Systems	3,334	2,091	2,612	(94)
	8.9%	6.1%	12.4%	(0.6)%
Total Segment Measure of Operating (Loss) Profit	(76,901)	42,251	(14,478)	14,298
	(27.3)%	10.6%	(11.7)%	7.6%
Additions/Deductions from Segment Measure of Operating (Loss) Profit
Gain on Sale of Business	—	80,133	—	—
Interest Expense, Net of Interest Income	3,316	3,029	1,983	1,225
Corporate Expenses and Other	13,511	9,530	7,990	4,243
(Loss) Income Before Income Taxes	$(93,728)	$109,825	$(24,451)	$8,830
Total Assets:

(In thousands)	June 27, 2020	December 31, 2019
Aerospace	$501,536	$629,371
Test Systems	104,392	110,994
Corporate	52,598	42,351
Total Assets	$658,526	$782,716

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
Of the severance charges recorded, $2.1 million and $2.4 million in the three and six months ended June 27, 2020, respectively, qualify as one-time termination benefit arrangements and were initially measured at fair value using level 3 inputs.
There were no other financial assets or liabilities carried at fair value measured on a recurring basis at December 31, 2019 or June 27, 2020.
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
As further discussed in Note 6, we performed interim quantitative assessments for the reporting units which had goodwill as of March 28, 2020 and an additional interim quantitative assessment for the PECO reporting unit as of June 27, 2020. Based on our quantitative assessments, the Company recorded non-cash goodwill impairment charges associated with four Aerospace reporting units, totaling approximately $12.6 million and $86.3 million within the Impairment Loss line in the Consolidated Condensed Statement of Operations in the three and six months ended June 27, 2020, respectively. The impairment loss was calculated as the difference between the fair value of the reporting unit (which was calculated using level 3 inputs) and the carrying value of the reporting unit.
Long-lived assets are evaluated for recoverability whenever adverse effects or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability test consists of comparing the undiscounted projected cash flows of the asset or asset group (which are Level 3 inputs) with the asset of asset group’s carrying amount. Should the carrying amount exceed undiscounted projected cash flows, an impairment loss would be recognized to the extent the carrying amount exceeds fair value. In conjunction with the deteriorating economic conditions associated with the COVID-19 pandemic, we recorded an impairment charge to ROU assets of approximately $0.7 million incurred in the Aerospace segment within the Impairment Loss line in the Consolidated Condensed Statement of Operations in the six months ended June 27, 2020.

From time to time, the Company makes long-term, strategic equity investments in companies to promote business and strategic objectives. These investments are included in Other Assets on the Consolidated Condensed Balance Sheets. One of the investments incurred a full impairment charge which accounts for $3.5 million recorded within the Other Expense, Net of Other Income line in the accompanying Consolidated Condensed Statement of Operations for the three and six months ended June 27, 2020. This is a level 3 measurement as there were no observable price changes during the year.
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
Freedom Communication Technologies, Inc.
On July 1, 2019, the Company acquired all of the issued and outstanding capital stock of Freedom. Freedom, located in Kilgore, Texas, is a leader in wireless communication testing, primarily for the civil land mobile radio market. Freedom is included in our Test Systems segment. The total consideration for the transaction was $21.8 million, net of $0.6 million in cash acquired. The purchase price allocation for this acquisition has been finalized. Purchased intangible assets and goodwill are not deductible for tax purposes. This transaction was not considered material to the Company’s financial position or results of operations.
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
The Company incurred $0.1 million and $0.4 million in additional restructuring charges associated with severance at AeroSat during the three and six months ended June 27, 2020.
In the second quarter of 2020, the COVID-19 pandemic has significantly impacted the global economy, and particularly the aerospace industry, resulting in reduced expectations of the Company’s future operating results. As a result, the Company executed restructuring activities in the form of workforce reduction to align capacity with expected demand. Additional restructuring charges of $4.8 million and $5.0 million in severance expense associated primarily with the Aerospace segment was recorded in the three and six months ended June 27, 2020.
The following table reconciles the beginning and ending liability for restructuring charges relating to the Company’s restructuring plan described above:

		Restructuring Charges in the six months ended June 27, 2020
(In thousands)	Accrual as of December 31, 2019	Cost of Products Sold	Selling, General and Administrative	Cash Paid	Accrual as of June 27, 2020
Accrued Expenses and Other Current Liabilities	$613	$280	$5,129	$(1,236)	$4,786
Other Liabilities	4,577	—	—	—	4,577
	$5,190	$280	$5,129	$(1,236)	$9,363
The charge to Accrued Expenses and Other Current Liabilities is comprised of employee termination benefits expected to be paid within the next 12 months as well as the current portions of payments to be made under AeroSat’s non-cancelable inventory purchase commitments. The charge to Other Liabilities represents the non-current portions of payments to be made under AeroSat’s non-cancelable inventory purchase commitments. The non-cancelable purchase commitments are for inventory in the future which is not expected to be purchased prior to the expiration date of such agreements as a result of the restructuring plan.

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
Important factors affecting our growth and profitability are the ongoing impacts of the COVID-19 pandemic and the timing and extent of recovery (as discussed more fully below), the rate at which new aircraft are produced, government funding of military programs, our ability to have our products designed into new aircraft and the rates at which aircraft owners, including commercial airlines, refurbish or install upgrades to their aircraft. New aircraft build rates and aircraft owners spending on upgrades and refurbishments is cyclical and dependent on the strength of the global economy. Once designed into a new aircraft, the spare parts business is frequently retained by the Company. Future growth and profitability of the test business is dependent on developing and procuring new and follow-on business. The nature of our Test Systems business is such that it pursues large multi-year projects. There can be significant periods of time between orders in this business which may result in large fluctuations of sales and profit levels and backlog from period to period.
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

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Six Months Ended		Three Months Ended
($ in thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Sales	$281,278	$397,272	$123,694	$189,098
Gross Profit (sales less cost of products sold)	$62,552	$92,440	$26,833	$40,363
Gross Margin	22.2%	23.3%	21.7%	21.3%
Selling, General and Administrative Expenses	$61,771	$58,986	$32,904	$29,790
SG&A Expenses as a Percentage of Sales	22.0%	14.8%	26.6%	15.8%
Impairment Loss	$87,016	$—	$12,608	$—
Gain on Sale of Business	$—	$80,133	$—	$—
Interest Expense, Net of Interest Income	$3,316	$3,029	$1,983	$1,225
Effective Tax Rate	3.4%	22.7%	3.6%	23.8%
Net (Loss) Income	$(90,542)	$84,872	$(23,579)	$6,726
Financial results reflect the divestiture of the Test Systems’ semiconductor business on February 13, 2019, and the acquisitions of Freedom acquired in July 2019, and Diagnosys acquired in October 2019 (collectively, the “Acquired Businesses”).
A discussion by segment can be found at “Segment Results of Operations and Outlook” in this MD&A.
CONSOLIDATED SECOND QUARTER RESULTS
Consolidated sales were down $65.4 million compared to the second quarter of 2019. Aerospace sales were down $71.7 million. Test System sales increased $6.3 million. The Acquired Businesses contributed $2.5 million in sales in the second quarter of 2020.
Consolidated cost of products sold in the second quarter of 2020 was $96.9 million, compared with $148.7 million in the prior-year period. The decrease was primarily due to lower sales volume.
Selling, general and administrative (“SG&A”) expenses were $32.9 million in the second quarter of 2020 compared with $29.8 million in the prior-year period. The Company incurred $4.9 million in restructuring-related severance charges in the second quarter of 2020, primarily in the Aerospace segment, compared to $2.2 million in the prior-year period, primarily in the Test Systems segment. Further, non-cash goodwill impairment charges of $12.6 million in the Aerospace segment were recognized in the current quarter due to reduced expectations of future operating results due to further commercial aircraft order reductions, delays and cancellations at a major customer of our PECO reporting unit.
Other Expense, Net of Other Income includes a $3.5 million impairment of an equity investment.
The effective tax rate for the quarter was 3.6%, compared with 23.8% in the second quarter of 2019. The 2020 tax rate was impacted by permanently non-deductible goodwill impairment of $12.6 million which no tax benefit has been recognized, and a Federal valuation allowance recorded during the three months ended June 27, 2020 of approximately $0.5 million.
Net loss was $23.6 million, or $(0.77) per diluted share, compared with net income of $6.7 million, or $0.20 per diluted share in the prior year. The impact of the impairment loss was $(0.41) per diluted share.
Bookings were $61.5 million, for a book-to-bill ratio of 0.50:1. Backlog at the end of the quarter was $307.2 million. Approximately $178.3 million of backlog is expected to ship in the remainder of 2020.
CONSOLIDATED YEAR-TO-DATE RESULTS
Consolidated sales were down $116.0 million compared to the first half of 2019. Aerospace sales were down $119.1 million. Test System sales increased $3.2 million. The Acquired Businesses contributed $6.0 million in sales in the first half of 2020.
Consolidated cost of products sold in the first half of 2020 was $218.7 million, compared with $304.8 million in the prior-year period. The decrease was primarily due to lower sales volume.
SG&A expenses were $61.8 million in the first half of 2020 compared with $59.0 million the prior-year period. The Company incurred $5.4 million in restructuring-related severance charges in the first half of 2020, primarily in the Aerospace segment, compared to $2.2 million in the prior-year period, primarily in the Test Systems segment. Further, non-cash goodwill and long-

lived asset impairment charges of $87.0 million in the Aerospace segment were recognized in the current year due to reduced expectations of future operating results due to the COVID-19 pandemic, which has significantly impacted the global economy, and particularly the aerospace industry. The Company recognized full impairments of the goodwill of our Astronics Connectivity Systems and Certification (“ACSC”), PGA and Custom Control Concepts (“CCC”) reporting units, and a partial impairment of the goodwill of our PECO reporting unit. Total goodwill impairment losses were $86.3 million in the six months ended June 27, 2020.
The effective tax rate for the first half of was 3.4%, compared with 22.7% in the first half of 2019. The 2020 tax rate was impacted by permanently non-deductible goodwill impairments of $60.8 million and a Federal valuation allowance recorded during the six months ended June 27, 2020 of approximately $7.5 million.
Net loss was $90.5 million, or $(2.94) per diluted share, compared with net income of $84.9 million, or $2.56 per diluted share in the prior year. The after tax impact of the goodwill and long-lived asset impairment losses was $81.4 million, or $(2.64) per diluted share.
Impact of COVID-19 and Operational Adjustments
As previously disclosed, we face risks related to outbreaks of infectious diseases, including the ongoing COVID-19 pandemic. The challenges posed by the COVID-19 pandemic on the global economy increased significantly as the first half of 2020 progressed. COVID-19 has caused disruption and volatility in the global capital markets, and has authored an economic slowdown. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. Although our operations have been deemed essential and we follow the COVID-19 guidelines from the Centers for Disease Control (“CDC”) concerning the health and safety of our personnel, these measures have resulted in attenuating activity and, in some cases, required temporary closures of certain of our facilities, among other impacts. The duration of these measures is unknown, may be extended and additional measures may be imposed.
In response to the global COVID-19 pandemic, we have implemented actions to maintain the health of our employees as well as our financial health and liquidity. These actions include:
•Implementing social distancing measures, the use of masks, restricting visitors and unnecessary travel, and working from home whenever possible;
•Workforce reduction activities to align capacity with expected demand, reducing headcount by approximately 20% to approximately 2,300 employees currently;
•Eliminated consultants and temporary labor where possible;
•Implemented significant cost conservation measures;
•Suspending cash bonus plans and wage adjustments;
•Amended our revolving credit facility on May 4, 2020, as further described in the “Liquidity and Capital Resources” section below;
•Suspending share repurchases;
•Reducing capital spending to $8 million from an initial plan of $20 to $25 million; and
•Restrictions on marketing, trade shows, travel and discretionary spending for the remainder of the year.

These reductions collectively are substantial, lowering our cost structure by an estimated $55 million to $60 million for the year, beginning in the second quarter.
Analysis of Impact on Demand by Markets
The Company continues to monitor demand from three revenue streams to analyze the potential impact of the pandemic to its business. The three revenue streams are (1) new airplane production and OE demand, (2) the aftermarket for commercial transport aircraft, and (3) defense and other government markets.
An estimated 55% of sales in 2019, or about $425 million, was driven by the production of new airplanes in the commercial transport and business jet markets. For Astronics, the commercial transport market is the more significant of the two. Major manufacturers in both markets have revised their production plans downward given the pandemic, typically on the order of 35% to 45%, which is somewhat more than initial reductions announced earlier in the COVID-19 crisis. This number is significantly complicated by the 737 MAX, which was one of the Company’s largest production programs in 2019 and remains grounded.

Another 25% of sales in 2019, or about $195 million, was to the aftermarket for commercial transport aircraft. These sales were primarily for inflight entertainment/connectivity and passenger power systems (“IFE”) that were sold to airlines and aircraft leasing companies. This market is holding up better than initially anticipated. The current run rate has been about 50% of last year’s demand level.
Approximately 20% of Astronics’ revenue in 2019, or about $145 million, was to the defense or other government markets. This was comprised of the majority of the Test business and certain military aircraft programs. Demand in these end markets has not been affected by the pandemic and instead shows relative strength.
Additionally, Astronics has initiated efforts to develop new revenue streams that are technically attractive and complementary to existing engineering and manufacturing skill sets. These initiatives are expected to contribute up to $20 million in revenue in the second half of 2020.
Evaluating the demand from these revenue streams, and considering first half actual results, Astronics expects a significant decline in 2020 sales, perhaps to the range of $500 million to $525 million.
Outlook
As discussed above, the Company believes that, given its assumptions on the economic impacts of COVID-19 on its revenue streams in its Aerospace business, consolidated revenue could be in the range of $500 million to $525 million. Given the fluidity of the situation with the pandemic and local, state, and national government responses, other outcomes, both positive and negative, are very possible. Management believes it has structured the Company to be cash positive at this level
Capital expenditures for 2020 are expected to be approximately $8 million, reduced from initial plans of $20 million to $25 million for the year. The reduction reflects the change in tooling and equipment capacity requirements for certain programs that were either postponed or cancelled, as well as the deferral or cancellation of discretionary investments.
Consolidated backlog at June 27, 2020 was $307.2 million. Approximately 58% of the backlog is expected to ship in 2020.
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

AEROSPACE SEGMENT

	Six Months Ended		Three Months Ended
(In thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Sales	$243,734	$362,793	$102,597	$174,292
Less Intersegment Sales	(91)	(5)	(24)	(5)
Total Aerospace Sales	$243,643	$362,788	$102,573	$174,287
Operating (Loss) Profit	$(80,235)	$40,160	$(17,090)	$14,392
Operating Margin	(32.9)%	11.1%	(16.7)%	8.3%

Aerospace Sales by Market
(In thousands)
Commercial Transport	$170,323	$271,509	$67,548	$129,731
Military	32,165	40,498	14,052	19,545
Business Jet	30,548	37,123	15,542	17,286
Other	10,607	13,658	5,431	7,725
	$243,643	$362,788	$102,573	$174,287
Aerospace Sales by Product Line
(In thousands)
Electrical Power & Motion	$116,019	$176,579	$46,563	$84,042
Lighting & Safety	65,653	95,375	27,731	46,770
Avionics	41,277	59,543	19,134	25,682
Systems Certification	4,991	5,666	1,660	4,048
Structures	5,096	11,967	2,054	6,020
Other	10,607	13,658	5,431	7,725
	$243,643	$362,788	$102,573	$174,287

(In thousands)	June 27, 2020	December 31, 2019
Total Assets	$501,536	$629,371
Backlog	$226,364	$275,754
AEROSPACE SECOND QUARTER RESULTS
Aerospace segment sales decreased $71.7 million, or 41.1%, to $102.6 million. Sales were negatively affected by the continued grounding of the 737 MAX and the OEM’s decision to reduce production rates, along with the spread of the COVID-19 virus throughout the second quarter.
Electrical Power and Motion sales were down $37.5 million compared with the prior-year period. Lighting & Safety sales decreased $19.0 million. Additionally, Avionics sales were down $6.5 million compared with the prior-year period.
Aerospace segment operating loss was $17.1 million compared with operating profit of $14.4 million the same period last year. Aerospace operating profit was impacted by goodwill impairment charges of $12.6 million and restructuring-related severance charges of $4.6 million, as previously discussed. Operating leverage lost on reduced sales also significantly impacted operating results.
AEROSPACE YEAR-TO-DATE RESULTS
Aerospace segment sales decreased $119.1 million, or 32.8%, to $243.6 million. Sales were negatively affected by the continued grounding of the 737 MAX and the OEM’s decision to reduce production rates, along with the spread of the COVID-19 virus beginning in the later part of the first quarter.
Electrical Power and Motion sales were down $60.6 million compared with the prior-year period. Lighting & Safety sales decreased $29.7 million. Additionally, Avionics sales were down $18.3 million compared with the prior-year period.

Aerospace segment operating loss was $80.2 million compared with operating profit of $40.2 million the same period last year. Aerospace operating profit was impacted by impairment charges of $87.0 million, of which $86.3 million was related to goodwill, as previously discussed. Restructuring-related severance charges of $5.1 million and leverage lost on reduced sales also significantly impacted operating results.
AEROSPACE OUTLOOK
Aerospace bookings in the second quarter of 2020 were $43.3 million, for a book-to-bill ratio of 0.42:1. The Aerospace segment’s backlog at the end of the second quarter of 2020 was $226.4 million with approximately $147.9 million expected to be shipped over the remaining part of 2020 and $185.9 million is expected to ship over the next 12 months.
TEST SYSTEMS SEGMENT

	Six Months Ended		Three Months Ended
(In thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Sales	$37,985	$34,649	$21,432	$14,925
Less Intersegment Sales	(350)	(165)	(311)	(114)
Net Sales	$37,635	$34,484	$21,121	$14,811
Operating profit	$3,334	$2,091	$2,612	$(94)
Operating Margin	8.9%	6.1%	12.4%	(0.6)%

Test Systems Sales by Market
(In thousands)
Semiconductor	$2,822	$5,596	$1,188	$2,242
Aerospace & Defense	34,813	28,888	19,933	12,569
	$37,635	$34,484	$21,121	$14,811

(In thousands)	June 27, 2020	December 31, 2019
Total Assets	$104,392	$110,994
Backlog	$80,822	$83,837
TEST SYSTEMS SECOND QUARTER RESULTS
Test Segment sales were $21.1 million, up $6.3 million compared to the prior-year period. The Acquired Businesses contributed $2.5 million in sales in the second quarter of 2020.
Test Systems operating profit was $2.6 million, or 12.4% of sales, compared with last year’s essentially breakeven second quarter. Operating profit for the second quarter of 2019 was impacted by restructuring-related severance charges of $2.0 million.
TEST SYSTEMS YEAR-TO-DATE RESULTS
Test Segment sales were $37.6 million, up $3.2 million compared to the prior-year period. The Acquired Businesses contributed $6.0 million in sales in the first half of 2020, while Semiconductor sales decreased $2.8 million due to the sales of the semiconductor business which was divested on February 13, 2019.
Test Systems operating profit was $3.3 million, or 8.9% of sales, compared with operating profit of $2.1 million in the prior-year period. Operating profit in the prior-year period was impacted by restructuring-related severance charges of $2.0 million.
TEST SYSTEMS OUTLOOK
Bookings for the Test Systems segment in the quarter were $18.2 million, for a book-to-bill ratio of 0.86:1 for the quarter. The Test Systems segment’s backlog at the end of the second quarter of 2020 was $80.8 million, with approximately $30.3 million expected to be shipped over the remaining part of 2020 and approximately $55.3 million scheduled to ship over the next 12 months.

LIQUIDITY AND CAPITAL RESOURCES
Operating Activities:
Cash provided by operating activities totaled $41.5 million for the first six months of 2020, as compared with $9.1 million cash provided by operating activities during the same period in 2019. Cash flow from operating activities increased compared with the same period of 2019 primarily due to the change in net operating assets compared with the prior period as well as the net non-cash effect on net income of the goodwill impairment loss in the first six months of 2020 compared to the net non-cash effect on net income of the gain from sale of the semiconductor business in the first six months of 2019.
Investing Activities:
Cash used for investing activities was $2.3 million for the first six months of 2020 compared with $96.9 million in cash provided by investing activities in the same period of 2019. The change compared to the prior-year period was a result of the $103.8 million in proceeds from the divestiture of the semiconductor business in 2019, slightly offset with a decrease in capital expenditures in the first half of 2020 compared with 2019. The Company expects capital spending in 2020 to be approximately $8 million.
Financing Activities:
The primary financing activities in the first six months of 2020 related to net payments on our senior credit facility of $15.0 million. The primary financing activities in the first six months of 2019 related to net payments on our senior credit facility of $105.0 million.
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
At June 27, 2020, there was $173.0 million outstanding on the revolving credit facility and there remained $200.5 million available subject to the minimum liquidity covenant discussed below, net of outstanding letters of credit and bank guarantees. The credit facility allocates up to $20 million of the $375 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. At June 27, 2020, outstanding letters of credit and bank guarantees totaled $1.5 million.
Through the third quarter of 2021, the Amended Facility requires the Company to maintain minimum liquidity, defined as unrestricted cash plus the unused revolving credit commitments, of $180 million at all times, and a minimum interest coverage ratio of 1.75x on a quarterly basis, except for the first quarter of 2021, which is set at 1.50x. The Company was in compliance with its financial covenants at June 27, 2020. During the suspension period, the Company will pay interest on the unpaid principal amount of the Amended Facility at a rate equal to one-, three- or six-month LIBOR (which shall be at least 1.00%) plus 2.25%. The Company will also pay a commitment fee to the lenders in an amount equal to 0.35% on the undrawn portion of the Amended Facility. After the suspension period, the Company will pay interest on the unpaid principal amount of the Amended Facility at a rate equal to one-, three- or six-month LIBOR (which shall be at least 1.00%) plus between 1.00% to 2.25% based upon the Company’s leverage ratio. The Company will also pay a commitment fee to the lenders in an amount equal to 0.10% to 0.35% on the undrawn portion of the Amended Facility, based upon the Company’s leverage ratio. The Amended Facility provides for the payment of a consent fee of 15 basis points of the commitment for each consenting lender.

The Amended Facility also temporarily restricts certain activities, including acquisitions and share repurchases, and requires mandatory prepayments during the suspension period when the Company’s cash balance exceeds $100 million. During the three months ended June 27, 2020, subsequent to the execution of the Amended Facility, the Company made prepayments approximating $160 million.
The Company’s obligations under the Amended Facility are jointly and severally guaranteed by each domestic subsidiary of the Company other than non-material subsidiaries. The obligations are secured by a first priority lien on substantially all of the Company’s and the guarantors’ assets.
In the event of voluntary or involuntary bankruptcy of the Company or any subsidiary, all unpaid principal and other amounts owing under the Amended Facility automatically become due and payable. Other events of default, such as failure to make payments as they become due and breach of financial and other covenants, change of control, judgments over a certain amount, and cross default under other agreements give the agent the option to declare all such amounts immediately due and payable.
BACKLOG
The Company’s backlog at June 27, 2020 was $307.2 million compared with $359.6 million at December 31, 2019 and $379.7 million at June 29, 2019.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table represents contractual obligations as of June 27, 2020:

	Payments Due by Period
(In thousands)	Total	2020	2021-2022	2023-2024	After 2024
Long-term Debt	$173,224	$224	$—	$173,000	$—
Interest on Long-term Debt	16,554	3,165	12,659	730	—
Purchase Obligations	104,265	82,230	21,718	171	146
Supplemental Retirement Plan and Post Retirement Obligations	27,449	202	753	973	25,521
Lease Obligations	31,041	3,763	13,930	7,056	6,292
Other Liabilities	5,232	3,445	732	672	383
Total Contractual Obligations	$357,765	$93,029	$49,792	$182,602	$32,342
Notes to Contractual Obligations Table
Long-Term Debt — See Part 1 Financial Information, Item 1 Financial Statements, Note 7, Long-Term Debt and Notes Payable included in this report.
Interest on Long-term Debt — Future interest payments have been calculated using the applicable interest rate of each debt facility based on actual borrowings as of June 27, 2020. Actual future borrowings and rates may differ from these estimates.
Purchase Obligations — Purchase obligations are comprised of the Company’s commitments for goods and services in the normal course of business.
Lease Obligations — Financing and operating lease obligations are primarily related to the Company's facility leases and interest.
Other Liabilities — Table excludes the $16.4 million accrual recorded as management's best estimate of damages related to Lufthansa’s indirect sales claim in Germany, as discussed in Part 1 Financial Information, Item 1 Financial Statements, Note 15, Legal Proceedings, as this will not become a contractual obligation until the appeals process is complete and amount of damages has been finalized.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Market Risk in Item 2, above.
Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 27, 2020. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 27, 2020.
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

Item 2. Unregistered sales of equity securities and use of proceeds
c. The following table summarizes our purchases of our common stock for the quarter ended June 27, 2020.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that may yet be Purchased Under the Program (1)
March 29, 2020 - June 27. 2020	—	—	—	$41,483,815
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

ASTRONICS CORPORATION
(Registrant)
Date:	August 4, 2020	By:	/s/ David C. Burney
David C. Burney Executive Vice President and Chief Financial Officer (Principal Financial Officer)