Form 10-Q
period 2020-09-26
ASTRONICS CORP
filed 2020-10-30
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 26, 2020
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 28, 2020, 30,800,663 shares of common stock were outstanding consisting of 23,927,431 shares of common stock ($.01 par value) and 6,873,232 shares of Class B common stock ($.01 par value).

Part I – Financial Information
Item 1. Financial Statements
ASTRONICS CORPORATION
Consolidated Condensed Balance Sheets
September 26, 2020 with Comparative Figures for December 31, 2019
(Unaudited)
(In thousands)

	September 26, 2020	December 31, 2019

Current Assets:
Cash and Cash Equivalents	$29,897	$31,906
Accounts Receivable, Net of Allowance for Doubtful Accounts	92,947	147,998
Inventories	163,451	145,787
Prepaid Expenses and Other Current Assets	27,375	15,853
Assets Held for Sale	—	1,537
Total Current Assets	313,670	343,081
Property, Plant and Equipment, Net of Accumulated Depreciation	108,111	112,499
Operating Right-of-Use Assets	19,802	23,602
Other Assets	23,341	31,271
Intangible Assets, Net of Accumulated Amortization	114,355	127,293
Goodwill	58,182	144,970
Total Assets	$637,461	$782,716
Current Liabilities:
Current Maturities of Long-term Debt	$232	$224
Accounts Payable	26,320	35,842
Current Operating Lease Liabilities	4,969	4,517
Accrued Expenses and Other Current Liabilities	42,831	48,697
Customer Advance Payments and Deferred Revenue	24,916	31,360
Total Current Liabilities	99,268	120,640
Long-term Debt	168,000	188,000
Long-term Operating Lease Liabilities	17,582	21,039
Other Liabilities	62,765	64,180
Total Liabilities	347,615	393,859
Shareholders’ Equity:
Common Stock	346	345
Accumulated Other Comprehensive Loss	(15,068)	(15,628)
Other Shareholders’ Equity	304,568	404,140
Total Shareholders’ Equity	289,846	388,857
Total Liabilities and Shareholders’ Equity	$637,461	$782,716
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Operations
Three and Nine Months Ended September 26, 2020 With Comparative Figures for 2019
(Unaudited)
(In thousands, except per share data)

	Nine Months Ended		Three Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Sales	$387,784	$574,290	$106,506	$177,018
Cost of Products Sold	310,059	445,056	91,333	140,224
Gross Profit	77,725	129,234	15,173	36,794
Selling, General and Administrative Expenses	85,941	90,677	24,170	31,691
Impairment Loss	87,016	—	—	—
(Loss) Income from Operations	(95,232)	38,557	(8,997)	5,103
Net (Gain) Loss on Sale of Businesses	—	(78,801)	—	1,332
Other Expense, Net of Other Income	4,546	1,197	369	464
Interest Expense, Net of Interest Income	5,091	4,576	1,775	1,547
(Loss) Income Before Income Taxes	(104,869)	111,585	(11,141)	1,760
(Benefit from) Provision for Income Taxes	(9,073)	25,503	(5,887)	550
Net (Loss) Income	$(95,796)	$86,082	$(5,254)	$1,210
(Loss) Earnings Per Share:
Basic	$(3.11)	$2.65	$(0.17)	$0.04
Diluted	$(3.11)	$2.61	$(0.17)	$0.04
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Comprehensive (Loss) Income
Three and Nine Months Ended September 26, 2020 With Comparative Figures for 2019
(Unaudited)
(In thousands)

	Nine Months Ended		Three Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net (Loss) Income	$(95,796)	$86,082	$(5,254)	$1,210
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(85)	(722)	1,409	(1,336)
Retirement Liability Adjustment – Net of Tax	645	441	215	147
Total Other Comprehensive (Loss) Income	560	(281)	1,624	(1,189)
Comprehensive (Loss) Income	$(95,236)	$85,801	$(3,630)	$21
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Cash Flows
Nine Months Ended September 26, 2020 With Comparative Figures for 2019

(Unaudited, In thousands)	Nine Months Ended
Cash Flows from Operating Activities:	September 26, 2020	September 28, 2019
Net (Loss) Income	$(95,796)	$86,082
Adjustments to Reconcile Net (Loss) Income to Cash Flows from Operating Activities, Excluding the Effects of Acquisitions/Divestitures:
Depreciation and Amortization	24,095	24,183
Provisions for Non-Cash Losses on Inventory and Receivables	4,535	4,613
Equity-based Compensation Expense	3,924	2,943
Deferred Tax Expense (Benefit)	1,127	(3,820)
Non-cash Severance Expense	3,007	—
Operating Lease Amortization Expense	3,352	2,993
Non-cash Litigation Provision	—	1,700
Net Gain on Sale of Businesses, Before Taxes	—	(78,801)
Equity Investment Other Than Temporary Impairment	3,493	—
Impairment Loss	87,016	—
Other	6,622	(5,485)
Cash Flows from Changes in Operating Assets and Liabilities:
Accounts Receivable	53,604	23,423
Inventories	(19,807)	(18,963)
Accounts Payable	(9,589)	(5,494)
Accrued Expenses	(11,340)	(5,867)
Other Current Assets and Liabilities	(224)	(697)
Customer Advanced Payments and Deferred Revenue	(6,474)	(3,266)
Income Taxes	(12,316)	5,581
Operating Lease Liabilities	(3,412)	(2,824)
Supplemental Retirement and Other Liabilities	(304)	3,940
Cash Flows from Operating Activities	31,513	30,241
Cash Flows from Investing Activities:
Acquisition of Business, Net of Cash Acquired	—	(21,785)
Proceeds on Sale of Business	—	104,792
Capital Expenditures	(5,575)	(8,850)
Proceeds on Sale of Assets	1,600	—
Cash Flows from Investing Activities	(3,975)	74,157
Cash Flows from Financing Activities:
Proceeds from Long-term Debt	150,000	99,000
Payments for Long-term Debt	(170,000)	(146,080)
Purchase of Outstanding Shares for Treasury	(7,732)	(50,000)
Stock Options Activity	33	423
Finance Lease Principal Payments	(1,425)	(1,284)
Financing Fees	(360)	—
Cash Flows from Financing Activities	(29,484)	(97,941)
Effect of Exchange Rates on Cash	(63)	(284)
(Decrease) Increase in Cash and Cash Equivalents	(2,009)	6,173
Cash and Cash Equivalents at Beginning of Period	31,906	16,622
Cash and Cash Equivalents at End of Period	$29,897	$22,795
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Shareholders' Equity
Three and Nine Months Ended September 26, 2020 With Comparative Figures for 2019
(Unaudited)
(In thousands)

	Nine Months Ended		Three Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Common Stock
Beginning of Period	$269	$260	$274	$264
Net Exercise of Stock Options	—	1	—	—
Class B Stock Converted to Common Stock	8	4	3	1
End of Period	277	265	277	265
Convertible Class B Stock
Beginning of Period	76	83	72	80
Net Exercise of Stock Options	1	—	—	—
Class B Stock Converted to Common Stock	(8)	(4)	(3)	(1)
End of Period	69	79	69	79
Additional Paid in Capital
Beginning of Period	76,340	73,044	79,179	75,604
Net Exercise of Stock Options and Equity-based Compensation Expense	3,956	3,365	1,117	805
End of Period	80,296	76,409	80,296	76,409
Accumulated Comprehensive Loss
Beginning of Period	(15,628)	(13,329)	(16,692)	(12,421)
Foreign Currency Translation Adjustments	(85)	(722)	1,409	(1,336)
Retirement Liability Adjustment – Net of Taxes	645	441	215	147
End of Period	(15,068)	(13,610)	(15,068)	(13,610)
Retained Earnings
Beginning of Period	428,584	376,567	338,042	461,439
Net (Loss) Income	(95,796)	86,082	(5,254)	1,210
End of Period	332,788	462,649	332,788	462,649
Treasury Stock
Beginning of Period	(100,784)	(50,000)	(108,516)	(50,000)
Purchase of Shares	(7,732)	(50,000)	—	(50,000)
End of Period	(108,516)	(100,000)	(108,516)	(100,000)
Total Shareholders’ Equity	$289,846	$425,792	$289,846	$425,792
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Shareholders' Equity, Continued
Three and Nine Months Ended September 26, 2020 With Comparative Figures for 2019
(Unaudited)
(In thousands)

	Nine Months Ended		Three Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Common Stock
Beginning of Period	26,874	25,978	27,355	26,343
Net Issuance from Exercise of Stock Options	69	53	44	19
Class B Stock Converted to Common Stock	790	444	334	113
End of Period	27,733	26,475	27,733	26,475
Convertible Class B Stock
Beginning of Period	7,650	8,290	7,209	8,007
Net Issuance from Exercise of Stock Options	16	50	1	2
Class B Stock Converted to Common Stock	(790)	(444)	(334)	(113)
End of Period	6,876	7,896	6,876	7,896
Treasury Stock
Beginning of Period	3,526	1,675	3,808	1,675
Purchase of Shares	282	1,823	—	1,823
End of Period	3,808	3,498	3,808	3,498
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Notes to Consolidated Condensed Financial Statements
September 26, 2020
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
Operating Results
The results of operations for any interim period are not necessarily indicative of results for the full year. In addition, the COVID-19 pandemic has increased the volatility we experience in our financial results in recent periods and this could continue in future interim and annual periods. Operating results for the nine months ended September 26, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
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
Trade Accounts Receivable and Contract Assets
The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as the age of the receivable balances, historical experience, credit quality, current economic conditions, and reasonable and supportable forecasts of future economic conditions that may affect a customer’s ability to pay. The allowance for doubtful accounts balance was $3.9 million and $3.6 million at September 26, 2020 and December 31, 2019, respectively. The Company’s bad debt expense was insignificant and $1.7 million in the three and nine months ended September 26, 2020, respectively, and insignificant in the three and nine months ended September 28, 2019. Total writeoffs charged against the allowance were $1.1 million and $1.2 million in the three month and nine months ended September 26, 2020, and insignificant in the three and nine months ended September 28, 2019. Total recoveries collected were insignificant in both the three and nine months ended September 26, 2020 and September 28, 2019.
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
Cost of Products Sold, Engineering and Development, Interest, and Selling, General and Administrative Expenses
Cost of products sold includes the costs to manufacture products such as direct materials and labor and manufacturing overhead as well as all engineering and development costs. The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. These costs are expensed when incurred and included in cost of products sold. Research and development, design and related engineering amounted to $16.4 million and $25.6 million for the three months ended and $65.0 million and $80.0 million for the nine months ended September 26, 2020 and September 28, 2019, respectively. Selling, general and administrative expenses include costs primarily related to our sales and marketing departments and administrative departments. Interest expense is shown net of interest income. Interest income was insignificant for the three and nine months ended September 26, 2020 and September 28, 2019.
Goodwill Impairment
The Company tests goodwill at the reporting unit level on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
As a result of the qualitative factors related to the COVID-19 pandemic, as discussed above, we performed interim quantitative assessments for the reporting units which had goodwill as of March 28, 2020, and an additional quantitative assessment for our PECO reporting unit as of June 27, 2020. Based on our quantitative assessments, the Company recorded goodwill impairment charges associated with four Aerospace reporting units, totaling $86.3 million within the Impairment Loss line in the Consolidated Condensed Statement of Operations in the nine months ended September 26, 2020. As of September 26, 2020, the

Company concluded that no indicators of additional impairment relating to intangible assets or goodwill existed and an interim test was not performed in the three months then ended.
For additional information regarding the quantitative test and the related goodwill impairment see Note 6.
Valuation of Long-Lived Assets
Long-lived assets are evaluated for recoverability whenever adverse effects or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability test consists of comparing the undiscounted projected cash flows with the carrying amount. Should the carrying amount exceed undiscounted projected cash flows, an impairment loss would be recognized to the extent the carrying amount exceeds fair value. In conjunction with the deteriorating economic conditions associated with the COVID-19 pandemic, we recorded an impairment charge to right-of-use (“ROU”) assets of approximately $0.7 million incurred in one reporting unit in the Aerospace segment within the Impairment Loss line in the Consolidated Condensed Statement of Operations in the nine months ended September 26, 2020. No other long-lived asset impairments were warranted based on the quantitative analysis performed.
Financial Instruments
The Company determined there were indicators of impairment over one of its investments in the second quarter of 2020 as a result of declining revenues and cash flows of the investee as well as significant uncertainties over the investee’s ability to raise additional capital or to finance its own activities. There were no observable price changes for this investment during 2020. We determined that the fair value of this investment was de minimus and we recorded an impairment charge of $3.5 million recorded within Other Expense, Net of Other Income in the accompanying Consolidated Condensed Statement Operations in the nine months ended September 26, 2020.
Foreign Currency Translation
The aggregate foreign currency transaction gain or loss included in operations was insignificant for the three and nine months ended September 26, 2020 and September 28, 2019.
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
The Company recognizes an asset for the incremental, material costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year and the costs are expected to be recovered. These incremental costs include, but are not limited to, sales commissions incurred to obtain a contract with a customer. As of September 26, 2020, the Company does not have material incremental costs on any open contracts with an original expected duration of greater than one year.

The Company recognizes an asset for certain, material costs to fulfill a contract if it is determined that the costs relate directly to a contract or an anticipated contract that can be specifically identified, generate or enhance resources that will be used in satisfying performance obligations in the future, and are expected to be recovered. Such costs are amortized on a systematic basis that is consistent with the transfer to the customer of the goods to which the asset relates. Start-up costs are expensed as incurred. Capitalized fulfillment costs are included in Inventories in the accompanying Consolidated Condensed Balance Sheets. Should future orders not materialize or it is determined the costs are no longer probable of recovery, the capitalized costs are written off. As of September 26, 2020, the Company does not have material capitalized fulfillment costs.
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
On September 26, 2020, we had $282.2 million of remaining performance obligations, which we refer to as total backlog. We expect to recognize approximately $115.5 million of our remaining performance obligations as revenue in 2020.

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
We recognized $8.5 million and $5.1 million during the three months ended and $20.1 million and $15.7 million for the nine months ended September 26, 2020 and September 28, 2019, respectively, in revenues that were included in the contract liability balance at the beginning of the period.
The Company's contract assets and contract liabilities consist primarily of costs and profits in excess of billings and billings in excess of cost and profits, respectively. The following table presents the beginning and ending balances of contract assets and contract liabilities during the nine months ended September 26, 2020:

(In thousands)	Contract Assets	Contract Liabilities
Beginning Balance, January 1, 2020	$19,567	$38,758
Ending Balance, September 26, 2020	$19,460	$29,392
The following table presents our revenue disaggregated by Market Segments as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Aerospace Segment
Commercial Transport	$214,390	$393,721	$44,067	$122,212
Military	50,329	57,753	18,164	17,255
Business Jet	45,259	49,555	14,711	12,432
Other	16,213	19,461	5,606	5,803
Aerospace Total	326,191	520,490	82,548	157,702

Test Systems Segment
Semiconductor	3,407	7,815	585	2,219
Aerospace & Defense	58,186	45,985	23,373	17,097
Test Systems Total	61,593	53,800	23,958	19,316

Total	$387,784	$574,290	$106,506	$177,018

The following table presents our revenue disaggregated by Product Lines as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Aerospace Segment
Electrical Power & Motion	$148,500	$255,007	$32,481	$78,428
Lighting & Safety	90,973	139,502	25,320	44,127
Avionics	57,381	79,414	16,104	19,871
Systems Certification	5,596	9,050	605	3,384
Structures	7,528	18,056	2,432	6,089
Other	16,213	19,461	5,606	5,803
Aerospace Total	326,191	520,490	82,548	157,702

Test Systems	61,593	53,800	23,958	19,316

Total	$387,784	$574,290	$106,506	$177,018

3) Inventories
Inventories consisted of the following:

(In thousands)	September 26, 2020	December 31, 2019
Finished Goods	$29,257	$33,434
Work in Progress	26,911	25,594
Raw Material	107,283	86,759
	$163,451	$145,787
The Company has evaluated the carrying value of existing inventories and believe they are properly reflected at their lower of carrying value or net realizable value. Future changes in demand or other market developments could result in future inventory charges. The Company is actively managing inventories and aligning them to meet known current and future demand.
4) Property, Plant and Equipment
Property, Plant and Equipment consisted of the following:

(In thousands)	September 26, 2020	December 31, 2019
Land	$9,837	$9,802
Buildings and Improvements	75,188	74,723
Machinery and Equipment	119,688	115,202
Construction in Progress	6,030	5,453
	210,743	205,180
Less Accumulated Depreciation	102,632	92,681
	$108,111	$112,499
Additionally, net Property, Plant and Equipment of $1.5 million are classified in Assets Held for Sale at December 31, 2019. Refer to Note 18.

5) Intangible Assets
The following table summarizes acquired intangible assets as follows:

		September 26, 2020		December 31, 2019
(In thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	11 years	$2,146	$1,869	$2,146	$1,804
Non-compete Agreement	4 years	11,091	9,627	11,318	7,696
Trade Names	10 years	11,467	7,290	11,438	6,550
Completed and Unpatented Technology	9 years	48,250	24,633	48,201	21,196
Customer Relationships	15 years	142,528	57,708	142,212	50,776
Total Intangible Assets	12 years	$215,482	$101,127	$215,315	$88,022
All acquired intangible assets other than goodwill and one trade name are being amortized. Amortization expense for acquired intangibles is summarized as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Amortization Expense	$13,024	$12,746	$4,382	$4,394
Amortization expense for acquired intangible assets expected for 2020 and for each of the next five years is summarized as follows:

(In thousands)
2020	$17,220
2021	$15,404
2022	$14,973
2023	$13,939
2024	$12,917
2025	$10,996

6) Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the nine months ended September 26, 2020:

(In thousands)	December 31, 2019	Acquisition Adjustments	Impairment Charges	Foreign Currency Translation	September 26, 2020
Aerospace	$123,038	$—	$(86,312)	$(178)	$36,548
Test Systems	21,932	(298)	—	—	21,634
	$144,970	$(298)	$(86,312)	$(178)	$58,182
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
As a result, we recorded non-cash goodwill impairment charges in the Aerospace segment of approximately $86.3 million within the Impairment Loss line of the Consolidated Condensed Statements of Operations in the nine months ended September 26, 2020.
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
As of September 26, 2020, the Company concluded that no indicators of additional impairment relating to intangible assets or goodwill existed and an interim test was not performed in the three months then ended.

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
At September 26, 2020, there was $168.0 million outstanding on the revolving credit facility and there remained $205.7 million available subject to the minimum liquidity covenant discussed below, net of outstanding letters of credit and bank guarantees. The credit facility allocates up to $20 million of the $375 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. At September 26, 2020, outstanding letters of credit and bank guarantees totaled $1.3 million.
Through the third quarter of 2021, the Amended Facility requires the Company to maintain minimum liquidity, defined as unrestricted cash plus the unused revolving credit commitments, of $180 million at all times. Through the second quarter of 2021, the Company is required to maintain a minimum interest coverage ratio of 1.75x on a quarterly basis, except for the first quarter of 2021, which is set at 1.50x. The Company was in compliance with its financial covenants at September 26, 2020. During the suspension period, the Company will pay interest on the unpaid principal amount of the Amended Facility at a rate equal to one-, three- or six-month LIBOR (which shall be at least 1.00%) plus 2.25%. The Company will also pay a commitment fee to the lenders in an amount equal to 0.35% on the undrawn portion of the Amended Facility. After the suspension period, the Company will pay interest on the unpaid principal amount of the Amended Facility at a rate equal to one-, three- or six-month LIBOR (which shall be at least 1.00%) plus between 1.00% to 2.25% based upon the Company’s leverage ratio. The Company will also pay a commitment fee to the lenders in an amount equal to 0.10% to 0.35% on the undrawn portion of the Amended Facility, based upon the Company’s leverage ratio. The Amended Facility provided for the payment of a consent fee of 15 basis points of the commitment for each consenting lender.
The Amended Facility also temporarily restricts certain activities, including acquisitions and share repurchases, and requires mandatory prepayments during the suspension period when the Company’s cash balance exceeds $100 million. During the nine months ended September 26, 2020, subsequent to the execution of the Amended Facility, the Company made prepayments approximating $165 million.
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

8) Product Warranties
In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. The Company determines warranty reserves needed by product line based on experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Balance at Beginning of Period	$7,660	$5,027	$6,965	$4,806
Warranties Divested or Acquired	—	(103)	—	20
Warranties Issued	1,618	2,014	95	769
Warranties Settled	(1,324)	(1,850)	(16)	(670)
Reassessed Warranty Exposure	(596)	138	314	301
Balance at End of Period	$7,358	$5,226	$7,358	$5,226

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
The weighted-average remaining term for the Company's operating and financing leases are approximately 6 and 2 years, respectively. The weighted-average discount rates for the Company's operating and financing leases are approximately 3.3% and 5.3%, respectively.
The following is a summary of the Company's ROU assets and liabilities:

(In thousands)	September 26, 2020	December 31, 2019
Operating Leases:
Operating Right-of-Use Assets, Gross	$28,549	$28,788
Less Accumulated Right-of-Use Asset Impairment	1,710	1,019
Less Accumulated Amortization	7,037	4,167
Operating Right-of-Use Assets, Net	$19,802	$23,602
Short-term Operating Lease Liabilities	$4,969	$4,517
Long-term Operating Lease Liabilities	17,582	21,039
Operating Lease Liabilities	$22,551	$25,556

Finance Leases:
Finance Right-of-Use Assets, Gross	$3,484	$3,484
Less Accumulated Amortization	1,784	1,020
Finance Right-of-Use Assets, Net — Included in Other Assets	$1,700	$2,464
Short-term Finance Lease Liabilities — Included in Accrued Expenses and Other Current Liabilities	$2,041	$1,922
Long-term Finance Lease Liabilities — Included in Other Liabilities	1,272	2,815
Finance Lease Liabilities	$3,313	$4,737

The following is a summary of the Company's total lease costs:

	Nine Months Ended		Three Months Ended
(In thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Finance Lease Cost:
Amortization of Right-of-Use Assets	$765	$765	$255	$255
Interest on Lease Liabilities	170	243	50	76
Total Finance Lease Cost	935	1,008	305	331
Operating Lease Cost	3,957	3,622	1,314	1,216
Right-of-Use Asset Impairment	691	—	—	—
Variable Lease Cost	1,010	958	377	279
Short-term Lease Cost (excluding month-to-month)	155	118	41	33
Less Sublease and Rental (Income) Expense	(1,085)	(301)	(348)	216
Total Operating Lease Cost	4,728	4,397	1,384	1,744
Total Net Lease Cost	$5,663	$5,405	$1,689	$2,075

The following is a summary of the Company's maturity of lease liabilities:

(In thousands)	Operating Leases	Finance Leases
2020	$1,490	$537
2021	5,373	2,181
2022	5,062	743
2023	3,692	—
2024	2,844	—
Thereafter	6,297	—
Total Lease Payments	24,758	3,461
Less: Interest	2,207	148
Total Lease Liability	$22,551	$3,313

10) Income Taxes
The effective tax rates were approximately 8.7% and 22.9% for the nine months ended and 52.8% and 31.3% for the three months ended September 26, 2020 and September 28, 2019, respectively. The 2020 tax rate was impacted by permanently non-deductible goodwill impairments totaling $60.8 million, a Federal valuation allowance of approximately $7.5 million, and a tax benefit related to a revised state income tax filing position of approximately $3.1 million recorded during the three and nine months ended September 26, 2020.
During the three and nine months ended September 26, 2020, the Company determined that a revised state filing position could be taken which would reduce the taxable income apportioned for certain state income tax purposes. The Company concluded that amended state income tax returns would be filed for the open tax years of 2015 through 2018 to reflect this revised tax position and claim the associated tax benefits. In addition, the revised tax position will also be taken on the 2019 state income tax filing. Accordingly, the Company has recorded a discrete tax benefit of $3.1 million related to these items for the three and nine month periods ended September 26, 2020.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the economic uncertainty resulting from the COVID-19 pandemic. The CARES Act includes many measures to assist companies, including temporary changes to income and non-income based laws, some of which were enacted as part of the Tax Cuts and Jobs Act of 2017 (“TCJA”). Some of the key changes include eliminating the 80% of taxable income limitation by allowing corporate entities to fully utilize net operating losses (“NOL”) to offset taxable income in 2018, 2019 and 2020, allowing NOLs originating in 2018, 2019 and 2020 to be carried back five years and retroactively clarifying the immediate recovery of qualified improvement property costs rather than over a 39-year recovery period. During the nine months ended September 26,

2020, the Company recorded a $1.5 million benefit relating to the NOL carryback provisions and the technical correction for qualified improvement property provided for in the CARES Act. The Company will continue to monitor additional guidance issued and assess the impact that various provisions will have on its business.
As a result of the COVID-19 pandemic and its adverse effects on the global economy and aerospace industry that began to take shape in the first quarter of fiscal 2020, the Company is now forecasting to generate a taxable loss in 2020 which can be carried back under the CARES Act to recover previously paid income taxes. After consideration of deferred tax liabilities that reverse in 2021 and beyond, the Company must rely on future taxable income in 2021 and beyond for purposes of asserting that the Company’s remaining U.S. Federal deferred tax assets are realizable on a more-likely-than-not basis as required under ASC 740. Losses in recent periods and projected losses, combined with the significant uncertainty brought about by the COVID-19 pandemic, is collectively considered significant negative evidence under ASC 740 when assessing whether an entity can use projected income as a basis for concluding that deferred tax assets are realizable on a more-likely-than-not basis. Accordingly, during the nine months ended September 26, 2020, the Company determined that a portion of its deferred tax assets are not expected to be realizable in the future. As a result, the Company recorded a partial valuation allowance of approximately $7.5 million during the nine months ended September 26, 2020 against its U.S. Federal deferred tax assets.
11) Earnings Per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Weighted Average Shares - Basic	30,780	32,427	30,770	31,964
Net Effect of Dilutive Stock Options	—	575	—	619
Weighted Average Shares - Diluted	30,780	33,002	30,770	32,583
Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted earnings per share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. The number of common shares covered by out-of-the-money stock options was approximately 831,000 shares as of September 26, 2020 and 279,000 shares as of September 28, 2019. Further, due to our net loss in the three and nine month periods ended September 26, 2020, the assumed exercise of stock compensation had an antidilutive effect and therefore was excluded from the computation of diluted loss per share.
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
Comprehensive (Loss) Income and Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

(In thousands)	September 26, 2020	December 31, 2019
Foreign Currency Translation Adjustments	$(7,127)	$(7,042)
Retirement Liability Adjustment – Before Tax	(10,051)	(10,868)
Tax Benefit of Retirement Liability Adjustment	2,110	2,282
Retirement Liability Adjustment – After Tax	(7,941)	(8,586)
Accumulated Other Comprehensive Loss	$(15,068)	$(15,628)

The components of other comprehensive (loss) income are as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Foreign Currency Translation Adjustments	$(85)	$(722)	$1,409	$(1,336)
Retirement Liability Adjustments:
Reclassifications to General and Administrative Expense:
Amortization of Prior Service Cost	302	302	101	101
Amortization of Net Actuarial Losses	515	256	171	85
Tax Benefit	(172)	(117)	(57)	(39)
Retirement Liability Adjustment	645	441	215	147
Other Comprehensive (Loss) Income	$560	$(281)	$1,624	$(1,189)

13) Supplemental Retirement Plan and Related Post Retirement Benefits
The Company has two non-qualified supplemental retirement defined benefit plans (“SERP” and “SERP II”) for certain executive officers. The following table sets forth information regarding the net periodic pension cost for the plans.

	Nine Months Ended		Three Months Ended
(In thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Service Cost	$167	$136	$56	$45
Interest Cost	627	687	209	229
Amortization of Prior Service Cost	290	290	97	97
Amortization of Net Actuarial Losses	486	224	162	74
Net Periodic Cost	$1,570	$1,337	$524	$445
Participants in the SERP are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The following table sets forth information regarding the net periodic cost recognized for those benefits:

	Nine Months Ended		Three Months Ended
(In thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Service Cost	$11	$10	$4	$3
Interest Cost	26	35	9	12
Amortization of Prior Service Cost	12	12	4	4
Amortization of Net Actuarial Losses	29	32	9	11
Net Periodic Cost	$78	$89	$26	$30
The service cost component of net periodic benefit costs above is recorded in Selling, General and Administrative Expenses within the Consolidated Condensed Statements of Operations, while the remaining components are recorded to Other Expense, Net of Other Income.
14) Sales to Major Customers
The Company has a significant concentration of business with two major customers, each typically in excess of 10% of consolidated sales. The loss of either of these customers would significantly, negatively impact our sales and earnings.
Sales to these two customers represented 12% and 9% of consolidated sales for the nine months ended and 6% and 10% for the three months ended September 26, 2020. Sales to these customers were primarily in the Aerospace segment. Accounts receivable from these customers at September 26, 2020 was approximately $12.5 million. Sales to these two customers represented 13% and 14% of consolidated sales for the nine months ended and 12% and 14% for the three months ended September 28, 2019.

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
In July 2017, Lufthansa filed an action before the District Court of Mannheim for payment of damages caused by the court’s decision that AES infringed the patent, specifically related to direct sales of the product into Germany (associated with the original December 2010 action discussed above). In this action, which was served to AES on April 11, 2018, Lufthansa claimed payment of approximately $6.2 million plus interest. An oral hearing was held on September 13, 2019. A first instance decision in this matter was handed down on December 6, 2019. According to this ruling, Lufthansa was awarded damages in the amount of approximately $3.2 million plus interest. Prior to 2019, the Company had accrued $1.0 million related to this matter. As a result of the judgment on direct sales into Germany, the Company reflected an incremental reserve of $3.5 million in its December 31, 2019 financial statements related to this matter ($1.7 million of which was recorded in the three and nine month periods ended September 28, 2019). Payment of the first instance judgment was made during the nine months ended September 26, 2020 of approximately $4.7 million, inclusive of interest. AES has appealed this decision and the appeal is currently pending before the Higher Regional Court of Karlsruhe. If the first instance judgment is later reversed on appeal, the Company could reclaim any amounts that were previously paid to Lufthansa as far as the payments exceed the amount awarded by the appellate court, but there can be no assurances that we will be successful on such appeal.
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
With letter of April 28, 2020, Lufthansa notified AES of its intention to enforce the first instance decision with respect to the claims for accounting, information and confirmation of the earlier accounting by an affidavit. Lufthansa asked AES to provide the accounting on indirect sales (as defined above) as well as on the sales of individual parts, and also asked AES to provide the affidavit that the accounting provided in September 2015 was accurate. In July 2020, Lufthansa filed a request with the Regional State Court of Mannheim that AES be ordered to comply with the enforcement or to otherwise make payment of up to approximately $50,000. By decision on September 7, 2020, the District Court of Mannheim granted Lufthansa's request in part and ordered AES to make a coercive payment of approximately $25,000, which can be avoided if AES provides the requested accounting and information. AES has appealed the payment decision and is expecting a decision by the second instance Higher Regional State Court of Karlsruhe in November 2020. AES is in the process of preparing the requested accounting information.
If the December 6, 2019 decision of the Regional State Court of Mannheim is confirmed on appeal, AES would be responsible for payment of damages for indirect sales of patent-infringing EmPower in-seat power supply systems in the period from December 29, 2007 to May 22, 2018. AES modified the outlet units at the end of 2014 and substantially all of the modified outlet units sold from 2015 do not infringe the patent of Lufthansa. Since only sales of systems comprising patent-infringing outlet units trigger damages claims, the period for which AES is liable for damages in connection with indirect sales substantially finished at the end of 2014.
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
Based upon the determination of the damages in the direct sales claim discussed above, in the September 26, 2020 consolidated financial statements, we have reflected a total accrual (inclusive of interest through September 26, 2020) of $16.5 million related to the indirect sales claim as management’s best estimate of the total exposure related to these matters that is probable and that can be reasonably estimated at this time. Additional interest accrued for the three and nine months ended September 26, 2020 was approximately $0.1 million and $0.4 million, respectively, and is recorded within Selling, General and Administrative Expense in the Company’s Consolidated Statement of Operations. In connection with the indirect sales claims, we currently believe it is unlikely that the appeals process will be completed and the damages and related interest will be paid within the next twelve months. Therefore the liability related to this matter, totaling $16.5 million, is classified within Other Liabilities (non-current) in the Consolidated Balance Sheet at September 26, 2020.
In December 2017, Lufthansa filed patent infringement cases in the United Kingdom (“UK”) and in France against AES. The Lufthansa patent expired in May 2018. In those cases, Lufthansa accuses AES of having manufactured, used, sold and offered for sale a power supply system, and offered and supplied parts for a power supply system that infringed upon a Lufthansa patent in those respective countries. In the French matter, the first instance court decided to bifurcate the issues of validity and infringement. The issue of alleged invalidity was heard on October 8, 2020. The court expects to rule on this matter on December 4, 2020. Such ruling will not involve any financial exposure to AES, as it will not deal with alleged infringement and the court will not order any damages. If the first instance court confirms the validity of the patent, the proceedings will continue with the issue of alleged infringement. No judgment on this issue is expected before late 2021.
In the UK matter, a trial took place in June 2020 to address the issues of infringement and validity of the patent. Judgment on those issues was rendered on June 22, 2020. The court held the UK patent valid and 3 out of 4 asserted claims infringed. In contrast to the decisions in Germany, the UK Court found that the modified components infringed a valid claim of the patent. If AES is not successful in any appeal phase, then the post-modification outlet units will be included in the calculation of monetary relief. Although the court has found the patent valid and some claims infringed, Lufthansa has yet to set out its case for monetary relief, which would need to be determined at a separate trial and would require extensive data gathering and analysis which has not yet been completed. Additionally, AES has applied to the Court of Appeal for permission to appeal the first instance UK findings. That application is pending. If the Court of Appeal rejects the application for permission to appeal made on the papers, AES may request an oral hearing. If permission to appeal is granted, any appeal on these substantive issues would likely be heard within 18 months of the trial. For this reason, while exposure in the UK matter is reasonably possible and such exposure could be material to the consolidated financial statements, it is not yet estimable, and thus, no liability has been recorded with respect to this matter at September 26, 2020.

Separate from any such damages Lufthansa may seek in connection with the UK infringement decision discussed above, as a result of the first instance judgement in their favor, Lufthansa is entitled to reimbursement from AES of a proportion of its legal expenditures in the UK case. An interim reimbursement of approximately $1.3 million was paid to Lufthansa in August 2020. The associated expense has been recorded in the Consolidated Condensed Statement of Operations in the nine-month period ended September 26, 2020 within Selling, General & Administrative Expenses. If the first instance decision is reversed on appeal, AES would be entitled to seek the return of such amounts from Lufthansa, as well as reimbursement of AES’s legal fees.
Each of the German, France and UK claims are separate and distinct. Validity and infringement of the Lufthansa patent in each country is a matter for the courts in each of these countries, whose laws differ from each other. In addition, the principles of calculating damages in each jurisdiction differ substantially. Therefore, the Company has assessed each matter separately and cannot apply the same calculation methodology as in the German direct and indirect matters. However, it is reasonably possible that additional damages and interest could be incurred if the court in France was to rule in favor of Lufthansa, or if any appeal in the UK matter is unsuccessful, but at this time we cannot reasonably estimate the range of loss. As loss exposure is not estimable at this time, the Company has not recorded any liability with respect to either of the matters as of September 26, 2020, except for the legal fee reimbursement in the UK case discussed above, which was paid during the three- and nine- month period ended September 26, 2020.
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

16) Segment Information
Below are the sales and operating profit by segment for the three and nine months ended September 26, 2020 and September 28, 2019 and a reconciliation of segment operating profit to income before income taxes. Operating profit is net sales less cost of products sold and other operating expenses excluding interest and corporate expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment.

	Nine Months Ended		Three Months Ended
(In thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Sales
Aerospace	$326,282	$520,495	$82,548	$157,702
Less Intersegment Sales	(91)	(5)	—	—
Total Aerospace Sales	326,191	520,490	82,548	157,702
Test Systems	62,391	53,995	24,406	19,346
Less Intersegment Sales	(798)	(195)	(448)	(30)
Total Test Systems Sales	61,593	53,800	23,958	19,316
Total Consolidated Sales	$387,784	$574,290	$106,506	$177,018
Segment Measure of Operating (Loss) Profit and Margins
Aerospace	$(86,567)	$48,949	$(6,332)	$8,789
	(26.5)%	9.4%	(7.7)%	5.6%
Test Systems	4,270	4,166	936	2,075
	6.9%	7.7%	3.9%	10.7%
Total Segment Measure of Operating (Loss) Profit	(82,297)	53,115	(5,396)	10,864
	(21.2)%	9.2%	(5.1)%	6.1%
Additions/Deductions from Segment Measure of Operating (Loss) Profit
Net (Gain) Loss on Sale of Businesses	—	(78,801)	—	1,332
Interest Expense, Net of Interest Income	5,091	4,576	1,775	1,547
Corporate Expenses and Other	17,481	15,755	3,970	6,225
(Loss) Income Before Income Taxes	$(104,869)	$111,585	$(11,141)	$1,760
Total Assets:

(In thousands)	September 26, 2020	December 31, 2019
Aerospace	$490,927	$629,371
Test Systems	102,087	110,994
Corporate	44,447	42,351
Total Assets	$637,461	$782,716

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
There were no other financial assets or liabilities carried at fair value measured on a recurring basis at December 31, 2019 or September 26, 2020.
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
As further discussed in Note 6, we performed interim quantitative assessments for the reporting units which had goodwill as of March 28, 2020 and an additional interim quantitative assessment for the PECO reporting unit as of June 27, 2020. Based on our quantitative assessments, the Company recorded non-cash goodwill impairment charges associated with four Aerospace reporting units, totaling approximately $86.3 million within the Impairment Loss line in the Consolidated Condensed Statement of Operations in the nine months ended September 26, 2020. The impairment loss was calculated as the difference between the fair value of the reporting unit (which was calculated using level 3 inputs) and the carrying value of the reporting unit.
Long-lived assets are evaluated for recoverability whenever adverse effects or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability test consists of comparing the undiscounted projected cash flows of the asset or asset group (which are Level 3 inputs) with the asset of asset group’s carrying amount. Should the carrying amount exceed undiscounted projected cash flows, an impairment loss would be recognized to the extent the carrying amount exceeds fair value. In conjunction with the deteriorating economic conditions associated with the COVID-19 pandemic, we recorded an impairment charge to ROU assets of approximately $0.7 million incurred in the Aerospace segment within the Impairment Loss line in the Consolidated Condensed Statement of Operations in the nine months ended September 26, 2020.
From time to time, the Company makes long-term, strategic equity investments in companies to promote business and strategic objectives. These investments are included in Other Assets on the Consolidated Condensed Balance Sheets. One of the investments incurred a full impairment charge which accounts for $3.5 million recorded within the Other Expense, Net of Other Income line in the accompanying Consolidated Condensed Statement of Operations for the nine months ended September 26, 2020. This is a level 3 measurement as there were no observable price changes during the year.
The Freedom and Diagnosys intangible assets were valued using a discounted cash flow methodology, as of their respective acquisitions dates, and are classified as Level 3 inputs.
Of the severance charges recorded, $0.2 million and $2.6 million in the three and nine months ended September 26, 2020, respectively, qualify as one-time termination benefit arrangements and were initially measured at fair value using level 3 inputs.
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
The Company incurred $0.4 million in additional restructuring charges associated with severance at AeroSat during the nine months ended September 26, 2020.
The COVID-19 pandemic has significantly impacted the global economy, and particularly the aerospace industry, resulting in reduced expectations of the Company’s future operating results. As a result, the Company executed restructuring activities in the form of workforce reduction, primarily in the second quarter of 2020, to align capacity with expected demand. Additional restructuring charges of $0.2 million and $5.2 million in severance expense associated primarily with the Aerospace segment was recorded in the three and nine months ended September 26, 2020.
The following table reconciles the beginning and ending liability for restructuring charges relating to the Company’s restructuring plan described above:

		Restructuring Charges in the nine months ended September 26, 2020
(In thousands)	Accrual as of December 31, 2019	Cost of Products Sold	Selling, General and Administrative	Cash Paid	Accrual as of September 26, 2020
Accrued Expenses and Other Current Liabilities	$613	$280	$5,278	$(3,133)	$3,038
Other Liabilities	4,577	—	—	—	4,577
	$5,190	$280	$5,278	$(3,133)	$7,615
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

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Nine Months Ended		Three Months Ended
($ in thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Sales	$387,784	$574,290	$106,506	$177,018
Gross Profit (sales less cost of products sold)	$77,725	$129,234	$15,173	$36,794
Gross Margin	20.0%	22.5%	14.2%	20.8%
Selling, General and Administrative Expenses	$85,941	$90,677	$24,170	$31,691
SG&A Expenses as a Percentage of Sales	22.2%	15.8%	22.7%	17.9%
Impairment Loss	$87,016	$—	$—	$—
Net (Gain) Loss on Sale of Businesses	$—	$(78,801)	$—	$1,332
Interest Expense, Net of Interest Income	$5,091	$4,576	$1,775	$1,547
Effective Tax Rate	8.7%	22.9%	52.8%	31.3%
Net (Loss) Income	$(95,796)	$86,082	$(5,254)	$1,210
Financial results reflect the divestiture of the Test Systems’ semiconductor business on February 13, 2019, and the acquisitions of Freedom acquired in July 2019, and Diagnosys acquired in October 2019 (collectively, the “Acquired Businesses”).
A discussion by segment can be found at “Segment Results of Operations and Outlook” in this MD&A.
CONSOLIDATED THIRD QUARTER RESULTS
Consolidated sales were down $70.5 million compared with the third quarter of 2019. Aerospace sales were down $75.2 million. Test System sales increased $4.6 million. Diagnosys contributed $3.1 million in sales in the third quarter of 2020.
Consolidated cost of products sold in the third quarter of 2020 was $91.3 million, compared with $140.2 million in the prior-year period. The decrease was primarily due to lower volume resulting from continued delays in the recertification of the 737 MAX and the impacts of the COVID-19 pandemic on the global economy and, particularly, the aerospace industry.
Selling, general and administrative (“SG&A”) expenses were $24.2 million in the third quarter of 2020 compared with $31.7 million in the prior-year period. Contributing to the decrease in SG&A in 2020 were workforce reduction activities and cost conservation measures including suspending cash bonus plans and wage adjustments. The third quarter of 2019 included an additional $1.7 million legal reserve for a long-term patent dispute.
The effective tax rate for the quarter was 52.8%, compared with 31.3% in the third quarter of 2019. The 2020 tax rate was impacted by a tax benefit related to a revised state income tax filing position that was recorded during the three months ended September 26, 2020 of approximately $3.1 million. The 2019 third quarter tax rate was unfavorably impacted by the gain on the sale of the semiconductor business.
Net loss was $5.3 million, or $(0.17) per diluted share, compared with net income of $1.2 million, or $0.04 per diluted share, in the prior year.
Bookings were $81.6 million, rebounding somewhat from the second quarter. The book-to-bill ratio was 0.77:1. Backlog at the end of the quarter was $282.2 million. Approximately $115.5 million, or 41%, of backlog is expected to be recognized as revenue over the remainder of 2020.
CONSOLIDATED YEAR-TO-DATE RESULTS
Consolidated sales were down $186.5 million compared with the prior-year period. Aerospace sales were down $194.3 million. Test System sales increased $7.8 million. The Acquired Businesses contributed an incremental $8.4 million in sales in 2020.
Consolidated cost of products sold was $310.1 million, compared with $445.1 million in the prior-year period. The decrease was primarily due to lower sales volume. Consolidated cost of products sold in the first nine months of 2019 included tariffs of $6.8 million, inventory charges of $3.6 million and program charges of $3.5 million.
SG&A expenses were $85.9 million compared with $90.7 million the prior-year period. Contributing to the decrease in SG&A in 2020 were workforce reduction activities and cost conservation measures including suspending cash bonus plans and wage adjustments, though these savings were partially offset by associated severance charges of $5.6 million. The prior-year period included an additional $1.7 million legal reserve for a long-term patent dispute. Further, non-cash goodwill and long-lived asset impairment charges of $87.0 million in the Aerospace segment were recognized in the current year due to reduced expectations of future operating results due to the COVID-19 pandemic, which has significantly impacted the global economy, and particularly the aerospace industry. During the first quarter, the Company recognized full impairments of the goodwill of Astronics Connectivity Systems and Certification (“CSC”), PGA and Custom Control Concepts (“CCC”) reporting units, and a partial impairment of the goodwill of the PECO reporting unit. During the second quarter of 2020, an additional partial impairment of the PECO reporting unit was recorded. No impairment charges were recorded in the third quarter.
The effective tax rate was 8.7%, compared with 22.9% in the prior-year period. The 2020 tax rate was impacted by permanently non-deductible goodwill impairments of $60.8 million, a Federal valuation allowance of approximately $7.5 million, and a tax benefit related to a revised state income tax filing position of approximately $3.1 million recorded during the nine months ended September 26, 2020. The 2019 tax rate was unfavorably impacted by the gain on the sale of the semiconductor business.
Net loss was $95.8 million, or $(3.11) per diluted share, compared with net income of $86.1 million, or $2.61 per diluted share, in the prior year. The after tax impact of the goodwill and long-lived asset impairment losses was $81.4 million, or $(2.64) per diluted share.
Impact of COVID-19 and Operational Adjustments
As previously disclosed, we face risks related to outbreaks of infectious diseases, including the ongoing COVID-19 pandemic. The challenges posed by the COVID-19 pandemic on the global economy increased significantly as 2020 has progressed. COVID-19 has caused disruption and volatility in the global capital markets, and has authored an economic slowdown. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. Although our operations have been deemed essential and we follow the COVID-19 guidelines from the Centers for Disease Control (“CDC”) concerning the health and safety of our personnel, these measures have resulted in attenuating activity and, in some cases, required temporary closures of certain of our facilities, among other impacts. The duration of these measures is unknown, may be extended and additional measures may be imposed.
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
Analysis of Impact on Demand by Markets
The Company has recategorized the three revenue streams it uses to monitor demand and analyze the impact of the pandemic to its business. These are (1) the commercial aircraft market, which includes OEM line fit and airline aftermarket business, (2) the defense and other government markets, and (3) general aviation.
In 2019, about 70% of the Company’s business, or $540 million, was generated in the commercial aircraft market. Approximately two-thirds of this came from new aircraft production primarily at Boeing and Airbus, and the remaining one-third came from aftermarket business with airlines and leasing companies.
Airframe manufacturers have adjusted to current market conditions by reducing planned production rates for new aircraft by 30% to 50%, excluding the 737 MAX, which is still awaiting recertification. Driven by the production rate reductions, the

Company is also experiencing a slow-down in orders related to destocking in the supply chain. Astronics is most affected by the 737 MAX program for which it does not anticipate significant deliveries until the second half of 2021.
The aftermarket remains weak with travel restrictions and quarantine rules dampening demand for airline travel. The airlines have adjusted in part by delaying planned fleet upgrades involving the Company’s products, which primarily involve passenger entertainment and connectivity. Though some planning activity is occurring, the Company expects the aftermarket to remain depressed until aircraft utilization and load factors increase, which many expect to occur measurably over current rates in 2021.
The second demand stream is Government and Defense. Approximately 20% of Astronics’ revenue in 2019, or $145 million, was to the defense or other government markets. This includes certain military aircraft programs and the majority of the Test business. This demand stream remains stable and has been largely unaffected by the pandemic.
An example of strength in this area is the new Test program the Company announced earlier this week for the Metro Atlanta Rapid Transit Authority (MARTA), to help with the operation and maintenance of new rail cars being procured from Stadler Rail A.G.
The third revenue stream is General Aviation (“GA”), which accounted for the remaining 10% of Astronics’ business in 2019. Most of GA revenue is line fit, driven by the manufacture of new aircraft, although there is some amount of aftermarket business as well.
The outlook for GA is mixed. Most manufacturers reduced production rates as the pandemic took hold, but aircraft utilization has been high, especially in North America. If this utilization drives new orders, production rates could recover in the coming year or two.
Additionally, Astronics has pursued business opportunities from other markets, taking advantage of its technical design expertise and manufacturing capabilities, which are currently underutilized. These opportunities can be meaningful, and some are directly related to the fight against COVID-19, such as the Xenex® program announced. Astronics is providing manufacturing support to Xenex for the production of its unique LightStrike robots, which use patented pulsed xenon ultraviolet (UV) light disinfection technology to neutralize SARS-CoV-2, the virus that causes COVID-19. These initiatives are expected to contribute approximately $20 million in revenue in 2020, possibly ramping higher in 2021.
Considering the expected demand from these revenue streams, our current backlog and results through the first nine months of 2020, Astronics’ scenario analysis implies full year 2020 sales will be at, or slightly above, $500 million.
Outlook
As discussed previously, the Company believes that, given its assumptions on the economic impacts of COVID-19 on its revenue streams in its Aerospace business and its current backlog, consolidated revenue should be at, or slightly above, $500 million for 2020. Given the fluidity of the pandemic as well as government responses, other outcomes, both positive and negative, are possible. Management expects the Company to be cash positive for the year at this revenue level with adjusted EBITDA margins for the year of approximately 5% to 7%. The Company plans to use excess free cash flow from operations to reduce outstanding debt.
Capital expenditures for 2020 are expected to be approximately $8 million. The reduction reflects the change in tooling and equipment capacity requirements for certain programs that were either postponed or cancelled, as well as the deferral or cancellation of discretionary investments.
Consolidated backlog at September 26, 2020 was $282.2 million. Approximately 41% of the backlog is expected to be recognized as revenue in 2020.
The effective tax benefit rate for 2020 is expected to be in the range of 6% to 10%.
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
AEROSPACE SEGMENT

	Nine Months Ended		Three Months Ended
(In thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Sales	$326,282	$520,495	$82,548	$157,702
Less Intersegment Sales	(91)	(5)	—	—
Total Aerospace Sales	$326,191	$520,490	$82,548	$157,702
Operating (Loss) Profit	$(86,567)	$48,949	$(6,332)	$8,789
Operating Margin	(26.5)%	9.4%	(7.7)%	5.6%

Aerospace Sales by Market
(In thousands)
Commercial Transport	$214,390	$393,721	$44,067	$122,212
Military	50,329	57,753	18,164	17,255
Business Jet	45,259	49,555	14,711	12,432
Other	16,213	19,461	5,606	5,803
	$326,191	$520,490	$82,548	$157,702
Aerospace Sales by Product Line
(In thousands)
Electrical Power & Motion	$148,500	$255,007	$32,481	$78,428
Lighting & Safety	90,973	139,502	25,320	44,127
Avionics	57,381	79,414	16,104	19,871
Systems Certification	5,596	9,050	605	3,384
Structures	7,528	18,056	2,432	6,089
Other	16,213	19,461	5,606	5,803
	$326,191	$520,490	$82,548	$157,702

(In thousands)	September 26, 2020	December 31, 2019
Total Assets	$490,927	$629,371
Backlog	$208,772	$275,754
AEROSPACE THIRD QUARTER RESULTS
Aerospace segment sales decreased $75.2 million, or 47.7%, to $82.5 million. Sales were negatively affected by the continued grounding of the 737 MAX, overall lower build rates for commercial transport and general aviation aircraft and a weak commercial aircraft aftermarket as the airlines reduced spending due to the global COVID-19 pandemic.
Electrical Power and Motion sales were down $45.9 million compared with the prior-year period. Lighting & Safety sales decreased $18.8 million. Additionally, Avionics sales were down $3.8 million compared with the prior-year period.
Aerospace segment operating loss was $6.3 million compared with operating profit of $8.8 million for the same period last year. Operating leverage lost on reduced sales drove the operating loss.
AEROSPACE YEAR-TO-DATE RESULTS
Aerospace segment sales decreased $194.3 million, or 37.3%, to $326.2 million. Sales were negatively affected for the same reasons noted for the quarter.
Electrical Power and Motion sales were down $106.5 million compared with the prior-year period. Lighting & Safety sales decreased $48.5 million. Additionally, Avionics sales were down $22.0 million compared with the prior-year period.

Aerospace segment operating loss was $86.6 million compared with operating profit of $48.9 million the same period last year. Aerospace operating profit was impacted by impairment charges of $87.0 million, of which $86.3 million was related to goodwill, as previously discussed. Restructuring-related severance charges of $5.3 million and leverage lost on reduced sales also significantly impacted operating results.
AEROSPACE OUTLOOK
Aerospace bookings in the third quarter of 2020 were $65.0 million, for a book-to-bill ratio of 0.79:1. The Aerospace segment’s backlog at the end of the third quarter of 2020 was $208.8 million with approximately $96.8 million expected to be recognized as revenue over the remaining part of 2020 and $175.1 million scheduled over the next 12 months.
TEST SYSTEMS SEGMENT

	Nine Months Ended		Three Months Ended
(In thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Sales	$62,391	$53,995	$24,406	$19,346
Less Intersegment Sales	(798)	(195)	(448)	(30)
Net Sales	$61,593	$53,800	$23,958	$19,316
Operating profit	$4,270	$4,166	$936	$2,075
Operating Margin	6.9%	7.7%	3.9%	10.7%

Test Systems Sales by Market
(In thousands)
Semiconductor	$3,407	$7,815	$585	$2,219
Aerospace & Defense	58,186	45,985	23,373	17,097
	$61,593	$53,800	$23,958	$19,316

(In thousands)	September 26, 2020	December 31, 2019
Total Assets	$102,087	$110,994
Backlog	$73,466	$83,837
TEST SYSTEMS THIRD QUARTER RESULTS
Test Systems segment sales were $24.0 million, up $4.6 million compared to the prior-year period. Excluding sales from the divested semiconductor test business, the Test Systems segment achieved its second highest quarterly sales in the segment’s history. Diagnosys contributed $3.1 million in sales in the third quarter of 2020.
Test Systems operating profit was $0.9 million, or 3.9% of sales, compared with $2.1 million, or 10.7% of sales, in the third quarter of 2019. Operating profit in the current year was negatively impacted legal expenses and inventory reserves totaling $1.3 million.
TEST SYSTEMS YEAR-TO-DATE RESULTS
Test Systems segment sales were $61.6 million, up $7.8 million compared with the prior-year period. The Acquired Businesses contributed an incremental $8.4 million in sales. Sales related to the Semiconductor business, which was sold in early 2019, decreased $4.4 million.
Test Systems operating profit was $4.3 million, or 6.9% of sales, compared with operating profit of $4.2 million in the prior-year period. Operating profit in the current year was negatively impacted legal expenses and inventory reserves totaling $1.3 million. Operating profit in the prior-year period was impacted by restructuring-related severance charges of $2.0 million.
TEST SYSTEMS OUTLOOK
Bookings for the Test Systems segment in the quarter were $16.6 million, for a book-to-bill ratio of 0.69:1 for the quarter. The Test Systems segment’s backlog at the end of the third quarter of 2020 was $73.5 million, with approximately $18.7 million expected to be recognized as revenue over the remaining part 2020 and approximately $55.3 million scheduled over the next 12 months.

LIQUIDITY AND CAPITAL RESOURCES
Operating Activities:
Cash provided by operating activities totaled $31.5 million for the first nine months of 2020, as compared with $30.2 million cash provided by operating activities during the same period in 2019. Cash flow from operating activities increased compared with the same period of 2019 primarily due to the change in net operating assets compared with the prior period as well as the net non-cash effect on net income of the goodwill impairment loss in the first nine months of 2020 compared to the net non-cash effect on net income of the gain from sale of the semiconductor business in the first nine months of 2019.
Investing Activities:
Cash used for investing activities was $4.0 million for the first nine months of 2020 compared with $74.2 million in cash provided by investing activities in the same period of 2019. The change compared to the prior-year period was a result of the $103.8 million in proceeds from the divestiture of the semiconductor business in 2019, coupled with a decrease in capital expenditures in the first nine months of 2020 compared with 2019 partially offset by the purchase of FCT for $21.8 million in the first nine months of 2019. The Company expects capital spending in 2020 to be approximately $8 million.
Financing Activities:
The primary financing activities in the first nine months of 2020 related to net payments on our senior credit facility of $20.0 million and repurchase of approximately 282,000 shares at an aggregate cost of $7.7 million. The primary financing activities in the first nine months of 2019 related to a repurchase of approximately 1,824,000 shares at an aggregate cost of $50.0 million under our share purchase program, coupled with net payments on our senior credit facility of $47.0 million.
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
At September 26, 2020, there was $168.0 million outstanding on the revolving credit facility and there remained $205.7 million available subject to the minimum liquidity covenant discussed below, net of outstanding letters of credit and bank guarantees. The credit facility allocates up to $20 million of the $375 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. At September 26, 2020, outstanding letters of credit and bank guarantees totaled $1.3 million.
Through the third quarter of 2021, the Amended Facility requires the Company to maintain minimum liquidity, defined as unrestricted cash plus the unused revolving credit commitments, of $180 million at all times. Through the second quarter of 2021, the Company is required to maintain a minimum interest coverage ratio of 1.75x on a quarterly basis, except for the first quarter of 2021, which is set at 1.50x. The Company was in compliance with its financial covenants at September 26, 2020. During the suspension period, the Company will pay interest on the unpaid principal amount of the Amended Facility at a rate equal to one-, three- or six-month LIBOR (which shall be at least 1.00%) plus 2.25%. The Company will also pay a commitment fee to the lenders in an amount equal to 0.35% on the undrawn portion of the Amended Facility. After the suspension period, the Company will pay interest on the unpaid principal amount of the Amended Facility at a rate equal to one-, three- or six-month LIBOR (which shall be at least 1.00%) plus between 1.00% to 2.25% based upon the Company’s leverage ratio. The Company will also pay a commitment fee to the lenders in an amount equal to 0.10% to 0.35% on the undrawn portion of the Amended Facility, based upon the Company’s leverage ratio. The Amended Facility provided for the payment of a consent fee of 15 basis points of the commitment for each consenting lender.

The Amended Facility also temporarily restricts certain activities, including acquisitions and share repurchases, and requires mandatory prepayments during the suspension period when the Company’s cash balance exceeds $100 million. During the nine months ended September 26, 2020, subsequent to the execution of the Amended Facility, the Company made prepayments approximating $165 million.
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
BACKLOG
The Company’s backlog at September 26, 2020 was $282.2 million compared with $359.6 million at December 31, 2019 and $379.4 million at September 28, 2019.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table represents contractual obligations as of September 26, 2020:

	Payments Due by Period
(In thousands)	Total	2020	2021-2022	2023-2024	After 2024
Long-term Debt	$168,232	$232	$—	$168,000	$—
Interest on Long-term Debt	14,810	1,727	12,369	714	—
Purchase Obligations	92,146	51,949	39,787	30	380
Supplemental Retirement Plan and Post Retirement Obligations	27,348	101	753	973	25,521
Lease Obligations	28,219	2,026	13,359	6,537	6,297
Other Liabilities	3,846	1,901	768	744	433
Total Contractual Obligations	$334,601	$57,936	$67,036	$176,998	$32,631
Notes to Contractual Obligations Table
Long-Term Debt — See Part 1 Financial Information, Item 1 Financial Statements, Note 7, Long-Term Debt and Notes Payable included in this report.
Interest on Long-term Debt — Future interest payments have been calculated using the applicable interest rate of each debt facility based on actual borrowings as of September 26, 2020. Actual future borrowings and rates may differ from these estimates.
Purchase Obligations — Purchase obligations are comprised of the Company’s commitments for goods and services in the normal course of business.
Lease Obligations — Financing and operating lease obligations are primarily related to the Company's facility leases and interest.
Other Liabilities — Table excludes the $16.5 million accrual recorded as management's best estimate of damages related to Lufthansa’s indirect sales claim in Germany, as discussed in Part 1 Financial Information, Item 1 Financial Statements, Note 15, Legal Proceedings, as this will not become a contractual obligation until the appeals process is complete and amount of damages has been finalized.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Market Risk in Item 2, above.
Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 26, 2020. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 26, 2020.
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

Item 2. Unregistered sales of equity securities and use of proceeds
c. The following table summarizes our purchases of our common stock for the quarter ended September 26, 2020.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that may yet be Purchased Under the Program (1)
June 28, 2020 - September 26, 2020	—	—	—	$41,483,815
In connection with the exercise of stock options, we accept, from time to time, delivery of shares to pay the exercise price of stock options.
(1) On September 17, 2019, the Company’s Board of Directors authorized an additional repurchase of up to $50 million. Approximately 310,000 shares were repurchased at a cost of $8.5 million before the 10b5-1 plan associated with the share repurchase program was terminated on February 3, 2020.
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

ASTRONICS CORPORATION
(Registrant)
Date:	October 30, 2020	By:	/s/ David C. Burney
David C. Burney Executive Vice President and Chief Financial Officer (Principal Financial Officer)