Form 10-Q
period 2021-04-03
ASTRONICS CORP
filed 2021-05-10
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 3, 2021
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

Large accelerated filer	☐	Accelerated filer	☒	Emerging growth company	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a)
of the Exchange Act. ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 3, 2021, 30,925,071 shares of common stock were outstanding consisting of 24,478,464 shares of common stock ($.01 par value) and 6,446,607 shares of Class B common stock ($.01 par value).

Part I – Financial Information
Item 1. Financial Statements
ASTRONICS CORPORATION
Consolidated Condensed Balance Sheets
April 3, 2021 with Comparative Figures for December 31, 2020
(Unaudited)
(In thousands)

	April 3, 2021	December 31, 2020

Current Assets:
Cash and Cash Equivalents	$30,729	$40,412
Accounts Receivable, Net of Allowance for Estimated Credit Losses	98,701	93,056
Inventories	155,254	157,059
Prepaid Expenses and Other Current Assets	25,552	26,420
Total Current Assets	310,236	316,947
Property, Plant and Equipment, Net of Accumulated Depreciation	104,931	106,678
Operating Right-of-Use Assets	17,750	18,953
Other Assets	8,813	8,999
Intangible Assets, Net of Accumulated Amortization	105,930	109,886
Goodwill	58,297	58,282
Total Assets	$605,957	$619,745
Current Liabilities:
Accounts Payable	$22,216	$26,446
Current Operating Lease Liabilities	4,856	4,998
Accrued Expenses and Other Current Liabilities	40,723	37,721
Customer Advance Payments and Deferred Revenue	27,407	24,571
Total Current Liabilities	95,202	93,736
Long-term Debt	173,000	173,000
Long-term Operating Lease Liabilities	15,415	16,637
Other Liabilities	62,036	66,001
Total Liabilities	345,653	349,374
Shareholders’ Equity:
Common Stock	347	347
Accumulated Other Comprehensive Loss	(16,653)	(16,450)
Other Shareholders’ Equity	276,610	286,474
Total Shareholders’ Equity	260,304	270,371
Total Liabilities and Shareholders’ Equity	$605,957	$619,745
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Operations
Three Months Ended April 3, 2021 With Comparative Figures for 2020
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	April 3, 2021	March 28, 2020
Sales	$105,857	$157,584
Cost of Products Sold	91,584	121,865
Gross Profit	14,273	35,719
Selling, General and Administrative Expenses	23,785	28,867
Impairment Loss	—	74,408
Loss from Operations	(9,512)	(67,556)
Other Expense, Net of Other Income	534	388
Interest Expense, Net of Interest Income	1,758	1,333
Loss Before Income Taxes	(11,804)	(69,277)
Provision for (Benefit from) Income Taxes	105	(2,314)
Net Loss	$(11,909)	$(66,963)
Loss Per Share:
Basic	$(0.39)	$(2.17)
Diluted	$(0.39)	$(2.17)
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Comprehensive (Loss) Income
Three Months Ended April 3, 2021 With Comparative Figures for 2020
(Unaudited)
(In thousands)

	Three Months Ended
	April 3, 2021	March 28, 2020
Net Loss	$(11,909)	$(66,963)
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(637)	(2,304)
Retirement Liability Adjustment – Net of Tax	434	215
Total Other Comprehensive Loss	(203)	(2,089)
Comprehensive Loss	$(12,112)	$(69,052)
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Cash Flows
Three Months Ended April 3, 2021 With Comparative Figures for 2020

(Unaudited, In thousands)	Three Months Ended
Cash Flows from Operating Activities:	April 3, 2021	March 28, 2020
Net Loss	$(11,909)	$(66,963)
Adjustments to Reconcile Net Loss to Cash Flows from Operating Activities:
Depreciation and Amortization	7,453	7,971
Provisions for Non-Cash Losses on Inventory and Receivables	1,269	872
Equity-based Compensation Expense	2,097	1,703
Deferred Tax (Benefit) Expense	(51)	2,050
Operating Lease Non-Cash Expense	1,185	1,210
Impairment Loss	—	74,408
Other	1,315	968
Cash Flows from Changes in Operating Assets and Liabilities:
Accounts Receivable	(6,010)	13,644
Inventories	430	(7,224)
Accounts Payable	(4,171)	6,295
Accrued Expenses	(685)	(5,730)
Other Current Assets and Liabilities	961	(557)
Customer Advance Payments and Deferred Revenue	2,915	(490)
Income Taxes	(246)	(3,591)
Operating Lease Liabilities	(1,307)	(1,217)
Supplemental Retirement and Other Liabilities	(109)	(99)
Cash Flows from Operating Activities	(6,863)	23,250
Cash Flows from Investing Activities:
Capital Expenditures	(1,905)	(2,793)
Cash Flows from Investing Activities	(1,905)	(2,793)
Cash Flows from Financing Activities:
Proceeds from Long-term Debt	—	150,000
Payments for Long-term Debt	—	(5,000)
Purchase of Outstanding Shares for Treasury	—	(7,732)
Stock Options Activity	(52)	33
Finance Lease Principal Payments	(501)	(461)
Cash Flows from Financing Activities	(553)	136,840
Effect of Exchange Rates on Cash	(362)	(839)
(Decrease) Increase in Cash and Cash Equivalents	(9,683)	156,458
Cash and Cash Equivalents at Beginning of Period	40,412	31,906
Cash and Cash Equivalents at End of Period	$30,729	$188,364
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Shareholders' Equity
Three Months Ended April 3, 2021 With Comparative Figures for 2020
(Unaudited)
(In thousands)

	Three Months Ended
	April 3, 2021	March 28, 2020
Common Stock
Beginning of Period	$278	$269
Class B Stock Converted to Common Stock	1	2
End of Period	279	271
Convertible Class B Stock
Beginning of Period	69	76
Net Exercise of Stock Options	—	1
Class B Stock Converted to Common Stock	(1)	(2)
End of Period	68	75
Additional Paid in Capital
Beginning of Period	82,187	76,340
Net Exercise of Stock Options and Equity-based Compensation Expense	2,045	1,735
End of Period	84,232	78,075
Accumulated Comprehensive Loss
Beginning of Period	(16,450)	(15,628)
Foreign Currency Translation Adjustments	(637)	(2,304)
Retirement Liability Adjustment – Net of Taxes	434	215
End of Period	(16,653)	(17,717)
Retained Earnings
Beginning of Period	312,803	428,584
Net Loss	(11,909)	(66,963)
End of Period	300,894	361,621
Treasury Stock
Beginning of Period	(108,516)	(100,784)
Purchase of Shares	—	(7,732)
End of Period	(108,516)	(108,516)
Total Shareholders’ Equity	$260,304	$313,809
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Shareholders' Equity, Continued
Three Months Ended April 3, 2021 With Comparative Figures for 2020
(Unaudited)
(In thousands)

	Three Months Ended
	April 3, 2021	March 28, 2020
Common Stock
Beginning of Period	27,825	26,874
Net Issuance from Exercise of Stock Options	19	25
Class B Stock Converted to Common Stock	53	189
End of Period	27,897	27,088
Convertible Class B Stock
Beginning of Period	6,877	7,650
Net Issuance from Exercise of Stock Options	13	15
Class B Stock Converted to Common Stock	(53)	(189)
End of Period	6,837	7,476
Treasury Stock
Beginning of Period	3,808	3,526
Purchase of Shares	—	282
End of Period	3,808	3,808
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Notes to Consolidated Condensed Financial Statements
April 3, 2021
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
Operating Results
The results of operations for any interim period are not necessarily indicative of results for the full year. In addition, the COVID-19 pandemic has increased the volatility we experience in our financial results in recent periods and this could continue in future interim and annual periods. Operating results for the three months ended April 3, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
The balance sheet at December 31, 2020 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.
For further information, refer to the financial statements and footnotes thereto included in Astronics Corporation’s 2020 annual report on Form 10-K.
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
On February 13, 2019, the Company completed a divestiture of its semiconductor test business within the Test Systems segment. The transaction included two elements of contingent earnouts. The First Earnout is calculated based on a multiple of all future sales of existing and certain future derivative products to existing and future customers in each annual period from 2019 through 2022. The First Earnout may not exceed $35.0 million in total. The Second Earnout is calculated based on a multiple of future sales related to an existing product and program with an existing customer exceeding an annual threshold for each annual period from 2019 through 2022. The Second Earnout is not capped. For the Second Earnout, if the applicable sales in an annual period do not exceed the annual threshold, no amounts will be paid relative to such annual period; the sales in such annual period do not carry over to the next annual period. Due to the degree of uncertainty associated with estimating the future sales levels of the divested business and its underlying programs, and the lack of reliable predictive market information, the Company will recognize such earnout proceeds, if received, as additional gain on sale when such proceeds are realized or realizable.
In February 2021, the Company was notified by the buyer that they have calculated $10.7 million as being payable to the Company under the contingent earnouts related to the year ended December 31, 2020. In April 2021, the buyer provided a revised calculation, indicating, rather, that $7.1 million is payable to the Company for the 2020 earnout. The Company and the buyer are currently reviewing the calculations and underlying data and are engaged in negotiations. The Company expects to record the additional gain for whatever amount is realized on the sale when that review is complete and agreement is reached. The timing and amount of any amount realized is uncertain and subject to risks and uncertainties as we continue the review and negotiation process.
Impact of the COVID-19 Pandemic
In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in Wuhan, China, and has since spread to other countries, including the United States. On March 11, 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic. The COVID-19 pandemic had a sudden and significant impact on the global economy, and particularly in the aerospace industry, resulting in the grounding of the majority of the global commercial transportation fleet and significant cost cutting and cash preservation actions by the global airlines. This in turn has resulted in a significant reduction in airlines spending for both new aircraft and on upgrading their existing fleet with the Company’s products. This low level of investment by the airlines has continued into 2021, and while the industry is seeing some improvement on rising vaccination rates and easing travel restrictions, the ultimate impact of COVID-19 on our business results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic, vaccination rates and efficacy and the related length of impact on the global economy and the aerospace industry, which are uncertain and cannot be predicted at this time.
In response to the global COVID-19 pandemic, we took immediate and aggressive action early in 2020 to minimize the spread of COVID-19 in our workplaces and reduce costs. Since the early days of the pandemic, we have been following guidance from the World Health Organization and the U.S. Center for Disease Control to protect employees and prevent the spread of the virus within all of our facilities globally. Some of the actions implemented include: social distancing; appropriate personal protective equipment; facility deep cleaning; flexible work-from-home scheduling; pre-shift temperature screenings, where allowed by law; and restrictions on facility visitors and unnecessary travel. Material actions to reduce costs included: (1) reducing our workforce to align operations with customer demand; (2) suspension of certain benefit programs; and (3) delaying non-essential capital projects and minimizing discretionary spending. At the same time, we addressed the ongoing needs of our business to continue to serve our customers. In addition to these measures, we amended our revolving credit facility in May 2020, as further described in Note 7. We are also monitoring the impacts of COVID-19 on the fair value of assets. Refer to Note 6 for a discussion of goodwill impairment charges recorded in the first quarter of 2020. Should future changes in sales, earnings and cash flows differ significantly from our expectations, long-lived assets to be held and used and goodwill could become impaired in the future.
The Company qualified for government subsidies from the Canadian and French governments as a result of the COVID-19 pandemic’s impact on our foreign operations. The Canadian and French subsidies are income-based grants intended to reimburse the Company for certain employee wages. The grants are recognized as income over the periods in which the Company recognizes as expenses the costs the grants are intended to defray. The Company recorded $0.6 million in COVID-19 related government assistance in the Consolidated Condensed Statements of Operations for the three months ended April 3, 2021, of which $0.5 million and $0.1 million was included in Cost of Products Sold and Selling, General and Administrative (“SG&A”) expenses, respectively.
Trade Accounts Receivable and Contract Assets
The allowance for estimated credit losses is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as the age of the receivable balances, historical experience, credit quality, current economic conditions, and reasonable and supportable forecasts of future economic conditions that may affect a customer’s ability to pay. The allowance for estimated credit losses balance was $3.5 million and $3.2 million at April 3, 2021 and December 31, 2020, respectively. The Company’s bad debt expense was $0.3 million during the three months ended April 3, 2021 and insignificant in the three months ended March 28, 2020. Total recoveries and writeoffs and charged against the allowance were insignificant in the three months ended April 3, 2021 and March 28, 2020.
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
Cost of Products Sold, Engineering and Development, Interest, and Selling, General and Administrative Expenses
Cost of products sold includes the costs to manufacture products such as direct materials and labor and manufacturing overhead as well as all engineering and development costs. The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. These costs are expensed when incurred and included in cost of products sold. Research and development, design and related engineering amounted to $21.6 million and $26.2 million for the three months ended April 3, 2021 and March 28, 2020, respectively. Selling, general and administrative expenses include costs primarily related to our sales and marketing departments and administrative departments. Interest expense is shown net of interest income. Interest income was insignificant for the three months ended April 3, 2021 and March 28, 2020.

Goodwill Impairment
The Company tests goodwill at the reporting unit level on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
As a result of the qualitative factors related to the COVID-19 pandemic, as discussed above, we performed interim quantitative assessments for the reporting units which had goodwill as of March 28, 2020. Based on our quantitative assessment, the Company recorded goodwill impairment charges associated with four Aerospace reporting units, totaling $73.7 million within the Impairment Loss line in the Consolidated Condensed Statement of Operations in the three months ended March 28, 2020.
As of April 3, 2021, the Company concluded that no indicators of impairment relating to intangible assets or goodwill existed and an interim test was not performed in the three months then ended.
For additional information regarding the quantitative test and the related goodwill impairment see Note 6.
Valuation of Long-Lived Assets
Long-lived assets are evaluated for recoverability whenever adverse effects or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability test consists of comparing the undiscounted projected cash flows with the carrying amount. Should the carrying amount exceed undiscounted projected cash flows, an impairment loss would be recognized to the extent the carrying amount exceeds fair value. In conjunction with the deteriorating economic conditions associated with the COVID-19 pandemic, we recorded an impairment charge to right-of-use (“ROU”) assets of approximately $0.7 million incurred in one reporting unit in the Aerospace segment within the Impairment Loss line in the Consolidated Condensed Statement of Operations in the three months ended March 28, 2020. As of April 3, 2021, the Company concluded that no indicators of additional impairment relating to long-lived assets existed.
Foreign Currency Translation
The aggregate foreign currency transaction gain or loss included in operations was insignificant for the three months ended April 3, 2021 and March 28, 2020.
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
This ASU simplifies the accounting for income taxes by, among other things, eliminating certain existing exceptions related to the general approach in ASC 740 relating to franchise taxes, reducing complexity in the interim-period accounting for year-to-date loss limitations and changes in tax laws, and clarifying the accounting for transactions outside of business combination that result in a step-up in the tax basis of goodwill. As we do not have any significant activity associated with these items, this ASU did not have a material impact on consolidated results or operations and financial condition.
Date of adoption: Q1 2021

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
The Company recognizes an asset for the incremental, material costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year and the costs are expected to be recovered. These incremental costs include, but are not limited to, sales commissions incurred to obtain a contract with a customer. As of April 3, 2021, the Company does not have material incremental costs on any open contracts with an original expected duration of greater than one year.
The Company recognizes an asset for certain, material costs to fulfill a contract if it is determined that the costs relate directly to a contract or an anticipated contract that can be specifically identified, generate or enhance resources that will be used in satisfying performance obligations in the future, and are expected to be recovered. Such costs are amortized on a systematic basis that is consistent with the transfer to the customer of the goods to which the asset relates. Start-up costs are expensed as incurred. Capitalized fulfillment costs are included in Inventories in the accompanying Consolidated Condensed Balance Sheets. Should future orders not materialize or it is determined the costs are no longer probable of recovery, the capitalized costs are written off. As of April 3, 2021, the Company does not have material capitalized fulfillment costs.
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
On April 3, 2021, we had $297.5 million of remaining performance obligations, which we refer to as total backlog. We expect to recognize approximately $217.2 million of our remaining performance obligations as revenue in 2021.
Costs in excess of billings includes unbilled amounts resulting from revenues under contracts with customers that are satisfied over time and when the cost-to-cost measurement method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer, and right to payment is not just subject to the passage of time. Amounts may not exceed their net realizable value. Costs in excess of billings are classified as current assets, within Accounts Receivable, Net of Allowance for Estimated Credit Losses on our Consolidated Condensed Balance Sheets.
Billings in excess of cost includes billings in excess of revenue recognized as well as other elements of deferred revenue, which includes advanced payments, up-front payments, and progress billing payments. Billings in excess of cost are reported in our Consolidated Condensed Balance Sheets, classified as current liabilities, within Customer Advance Payments and Deferred Revenue, and non-current liabilities, within Other Liabilities. To determine the revenue recognized in the period from the beginning balance of billings in excess of cost, the contract liability as of the beginning of the period is recognized as revenue on a contract-by-contract basis when the Company satisfies the performance obligation related to the individual contract. Once the beginning contract liability balance for an individual contract has been fully recognized as revenue, any additional payments received in the period are recognized as revenue once the related costs have been incurred.
We recognized $8.3 million and $8.7 million for the three months ended April 3, 2021 and March 28, 2020, respectively, in revenues that were included in the contract liability balance at the beginning of the period.

The Company's contract assets and contract liabilities consist primarily of costs and profits in excess of billings and billings in excess of cost and profits, respectively. The following table presents the beginning and ending balances of contract assets and contract liabilities during the three months ended April 3, 2021:

(In thousands)	Contract Assets	Contract Liabilities
Beginning Balance, January 1, 2021	$17,697	$28,641
Ending Balance, April 3, 2021	$25,510	$31,285
The following table presents our revenue disaggregated by Market Segments as follows:

	Three Months Ended
(In thousands)	April 3, 2021	March 28, 2020
Aerospace Segment
Commercial Transport	$38,208	$102,775
Military	20,982	18,113
Business Jet	14,028	15,006
Other	8,198	5,176
Aerospace Total	81,416	141,070

Test Systems Segment
Semiconductor	—	1,634
Aerospace & Defense	24,441	14,880
Test Systems Total	24,441	16,514

Total	$105,857	$157,584
The following table presents our revenue disaggregated by Product Lines as follows:

	Three Months Ended
(In thousands)	April 3, 2021	March 28, 2020
Aerospace Segment
Electrical Power & Motion	$29,344	$69,456
Lighting & Safety	27,100	37,922
Avionics	14,843	22,143
Systems Certification	878	3,331
Structures	1,053	3,042
Other	8,198	5,176
Aerospace Total	81,416	141,070

Test Systems	24,441	16,514

Total	$105,857	$157,584

3) Inventories
Inventories consisted of the following:

(In thousands)	April 3, 2021	December 31, 2020
Finished Goods	$26,691	$26,964
Work in Progress	24,777	21,987
Raw Material	103,786	108,108
	$155,254	$157,059
The Company has evaluated the carrying value of existing inventories and believe they are properly reflected at their lower of carrying value or net realizable value. Future changes in demand or other market developments could result in future inventory charges. The Company is actively managing inventories and aligning them to meet known current and future demand.
4) Property, Plant and Equipment
Property, Plant and Equipment consisted of the following:

(In thousands)	April 3, 2021	December 31, 2020
Land	$9,848	$9,891
Buildings and Improvements	75,540	75,493
Machinery and Equipment	120,629	119,444
Construction in Progress	5,770	5,843
	211,787	210,671
Less Accumulated Depreciation	106,856	103,993
	$104,931	$106,678

5) Intangible Assets
The following table summarizes acquired intangible assets as follows:

		April 3, 2021		December 31, 2020
(In thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	11 years	$2,146	$1,913	$2,146	$1,891
Non-compete Agreement	4 years	11,082	10,212	11,082	10,085
Trade Names	10 years	11,476	7,784	11,512	7,537
Completed and Unpatented Technology	9 years	47,982	26,939	48,043	25,766
Customer Relationships	15 years	142,367	62,275	142,478	60,096
Total Intangible Assets	12 years	$215,053	$109,123	$215,261	$105,375
All acquired intangible assets other than goodwill and one trade name are being amortized. Amortization expense for acquired intangibles is summarized as follows:

	Three Months Ended
(In thousands)	April 3, 2021	March 28, 2020
Amortization Expense	$3,855	$4,265

Amortization expense for acquired intangible assets expected for 2021 and for each of the next five years is summarized as follows:

(In thousands)
2021	$15,356
2022	$14,911
2023	$13,878
2024	$12,856
2025	$10,935
2026	$9,533

6) Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the three months ended April 3, 2021:

(In thousands)	December 31, 2020	Foreign Currency Translation	April 3, 2021
Aerospace	$36,648	$15	$36,663
Test Systems	21,634	—	21,634
	$58,282	$15	$58,297
The Company tests goodwill at the reporting unit level on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Beginning in the first quarter of 2020 the COVID-19 pandemic negatively impacted the global economy and aerospace industry. Management considered these qualitative factors and the impact to each reporting unit’s revenue and earnings, and determined that it was more likely than not that the fair value of several reporting units was less than its carrying value. Therefore, we performed a quantitative test for all eight reporting units with goodwill as of March 28, 2020. Based on our quantitative assessments, the Company recorded non-cash goodwill impairment charges associated with four Aerospace reporting units, totaling approximately $73.7 million within the Impairment Loss line in the Consolidated Condensed Statement of Operations in the three months ended March 28, 2020.
As of April 3, 2021, the Company concluded that no indicators of additional impairment relating to intangible assets or goodwill existed and an interim test was not performed in the three months then ended.
7) Long-term Debt and Notes Payable
The Company's Fifth Amended and Restated Credit Agreement (the “Agreement”) provided for a $500 million revolving credit line with the option to increase the line by up to $150 million. The maturity date of the loans under the Agreement is February 16, 2023. The maximum leverage ratio of funded debt, net of cash to Adjusted EBITDA (as defined in the Agreement) was 3.75 to 1, increasing to 4.50 to 1 for up to four fiscal quarters following the closing of an acquisition permitted under the Agreement, subject to limitations. The Company paid interest on the unpaid principal amount of the facility at a rate equal to one-, three- or six-month LIBOR plus between 1.00% and 1.50% based upon the Company’s leverage ratio. The Company also paid a commitment fee to the lenders in an amount equal to between 0.10% and 0.20% on the undrawn portion of the credit facility, based upon the Company’s leverage ratio.
In May 2020, the Company executed an amendment to the Agreement (the “Amended Facility”), which reduced the revolving credit line from $500 million to $375 million. The Amended Facility suspends the application of the leverage ratio up through and including the second quarter of 2021 (the “suspension period”). The maximum net leverage ratio will be 6.00 to 1 for the third quarter of 2021, 5.50 to 1 for the fourth quarter of 2021, 4.50 to 1 for the first quarter of 2022, and return to 3.75 to 1 for each quarter thereafter.

At April 3, 2021, there was $173.0 million outstanding on the revolving credit facility and there remained $200.9 million available subject to the minimum liquidity covenant discussed below, net of outstanding letters of credit. The credit facility allocates up to $20 million of the $375 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. At April 3, 2021, outstanding letters of credit totaled $1.1 million.
Through the third quarter of 2021, the Amended Facility requires the Company to maintain minimum liquidity, defined as unrestricted cash plus the unused revolving credit commitments, of $180 million at all times. Through the second quarter of 2021, the Company is required to maintain a minimum interest coverage ratio of 1.75x on a quarterly basis, except for the first quarter of 2021, which was set at 1.50x. The Company was in compliance with its financial covenants at April 3, 2021. During the suspension period, the Company will pay interest on the unpaid principal amount of the Amended Facility at a rate equal to one-, three- or six-month LIBOR (which shall be at least 1.00%) plus 2.25%. The Company will also pay a commitment fee to the lenders in an amount equal to 0.35% on the undrawn portion of the Amended Facility. After the suspension period, the Company will pay interest on the unpaid principal amount of the Amended Facility at a rate equal to one-, three- or six-month LIBOR (which shall be at least 1.00%) plus between 1.00% to 2.25% based upon the Company’s leverage ratio. The Company will also pay a commitment fee to the lenders in an amount equal to 0.10% to 0.35% on the undrawn portion of the Amended Facility, based upon the Company’s leverage ratio. The Amended Facility provided for the payment of a consent fee of 15 basis points of the commitment for each consenting lender.
The Amended Facility also temporarily restricts certain activities, including acquisitions and share repurchases, and requires mandatory prepayments during the suspension period when the Company’s cash balance exceeds $100 million. The Company has not made any prepayments during the three months ended April 3, 2021.
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
8) Product Warranties
In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. The Company determines warranty reserves needed by product line based on experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended
(In thousands)	April 3, 2021	March 28, 2020
Balance at Beginning of Period	$7,018	$7,660
Warranties Issued	808	877
Warranties Settled	(685)	(691)
Reassessed Warranty Exposure	(299)	(724)
Balance at End of Period	$6,842	$7,122

9) Leases
The Company has operating and finance leases for leased office and manufacturing facilities and equipment leases. We have concluded that when an agreement grants us the right to substantially all of the economic benefits associated with an identified asset, and we are able to direct the use of that asset throughout the term of the agreement, the agreement contains a lease. We lease certain facilities and office equipment under finance leases, and we lease certain production facilities, office equipment and vehicles under operating leases. Some of our leases include options to extend or terminate the leases and these options have been included in the relevant lease term to the extent that they are reasonably certain to be exercised.
The weighted-average remaining term for the Company's operating and financing leases are approximately 6 and 1, respectively. The weighted-average discount rates for the Company's operating and financing leases are approximately 3.3% and 5.1%, respectively.

The following is a summary of the Company's ROU assets and liabilities:

(In thousands)	April 3, 2021	December 31, 2020
Operating Leases:
Operating Right-of-Use Assets, Gross	$28,458	$28,678
Less Accumulated Right-of-Use Asset Impairment	1,710	1,710
Less Accumulated Amortization	8,998	8,015
Operating Right-of-Use Assets, Net	$17,750	$18,953
Short-term Operating Lease Liabilities	$4,856	$4,998
Long-term Operating Lease Liabilities	15,415	16,637
Operating Lease Liabilities	$20,271	$21,635

Finance Leases:
Finance Right-of-Use Assets, Gross	$3,585	$3,484
Less Accumulated Amortization	2,282	2,039
Finance Right-of-Use Assets, Net — Included in Other Assets	$1,303	$1,445
Short-term Finance Lease Liabilities — Included in Accrued Expenses and Other Current Liabilities	$2,196	$2,081
Long-term Finance Lease Liabilities — Included in Other Liabilities	232	734
Finance Lease Liabilities	$2,428	$2,815
The following is a summary of the Company's total lease costs:

	Three Months Ended
(In thousands)	April 3, 2021	March 28, 2020
Finance Lease Cost:
Amortization of Right-of-Use Assets	$254	$255
Interest on Lease Liabilities	35	63
Total Finance Lease Cost	289	318
Operating Lease Cost	1,359	1,448
Right-of-Use Asset Impairment	—	691
Variable Lease Cost	391	272
Short-term Lease Cost (excluding month-to-month)	47	67
Less Sublease and Rental (Income) Expense	(309)	(331)
Total Operating Lease Cost	1,488	2,147
Total Net Lease Cost	$1,777	$2,465

The following is a summary of the Company's maturity of lease liabilities:

(In thousands)	Operating Leases	Finance Leases
Remainder of 2021	$4,120	$1,701
2022	5,171	800
2023	3,800	—
2024	2,858	—
2025	2,809	—
Thereafter	3,361	—
Total Lease Payments	22,119	2,501
Less: Interest	1,848	73
Total Lease Liability	$20,271	$2,428

10) Income Taxes
The effective tax rates were approximately (0.9)% and 3.3% for the three months ended April 3, 2021 and March 28, 2020, respectively. The tax rate in the 2021 period was impacted by State and Foreign income taxes as well as changes in the valuation allowance previously recorded against federal deferred tax assets. As discussed below, the tax rate in the 2020 period was impacted primarily by the initial recording of a valuation allowance against federal deferred tax assets.
As a result of the COVID-19 pandemic and its adverse effects on the global economy and aerospace industry that began to take shape in the first quarter of fiscal 2020, through April 3, 2021 the Company is continuing to forecast that it will generate a taxable loss in 2021. The Company records a valuation allowance against the deferred tax assets if and to the extent it is more likely than not that the Company will not recover the deferred tax assets. In evaluating the need for a valuation allowance, the Company weights all relevant positive and negative evidence, and considers among other factors, historical financial performance, projected future taxable income, scheduled reversals of deferred tax liabilities, the overall business environment, and tax planning strategies. Losses in recent periods and cumulative pre-tax losses in the three-year period ending with the current year, combined with the significant uncertainty brought about by the COVID-19 pandemic, is collectively considered significant negative evidence under ASC 740 when assessing whether an entity can use projected income as a basis for concluding that deferred tax assets are realizable on a more-likely-than not basis. For purposes of assessing the recoverability of deferred tax assets, in the first quarter of 2020 the Company determined that it could not include future projected earnings in the analysis due to recent history of losses and therefore had insufficient objective positive evidence that the Company will generate sufficient future pre-tax income to overcome the negative evidence of cumulative losses. As a result, the Company recorded a valuation allowance against its U.S. federal deferred tax assets in the first quarter of 2020 and continues to maintain the valuation allowance against its U.S. federal deferred tax assets as of April 3, 2021.
On March 11, 2021, the American Rescue Plan Act, or ARPA, was signed into law. The ARPA enacted certain provisions that are relevant to corporate income tax. These provisions did not have a material impact on our income tax provision for the three months ended April 3, 2021.
11) Earnings Per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended
(In thousands)	April 3, 2021	March 28, 2020
Weighted Average Shares - Basic	30,903	30,814
Net Effect of Dilutive Stock Options	—	—
Weighted Average Shares - Diluted	30,903	30,814
Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted earnings per share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. The number of common shares covered by out-of-the-money stock options was approximately 652,000 shares as of April 3, 2021 and 785,000 shares as of March 28, 2020. Further, due to our net loss in the three month periods ended April 3,

2021 and March 28, 2020, the assumed exercise of stock compensation had an antidilutive effect and therefore was excluded from the computation of diluted loss per share.
12) Shareholders' Equity
Share Buyback Program
The Company’s Board of Directors from time to time authorizes the repurchase of common stock, which allows the Company to purchase shares of its common stock in accordance with applicable securities laws on the open market or through privately negotiated transactions. Most recently, on September 17, 2019, the Company’s Board of Directors authorized a repurchase of up to $50 million. Approximately 282,000 shares were repurchased in the first quarter of 2020 at a cost of $7.7 million before the 10b5-1 plan associated with the share repurchase program was terminated on February 3, 2020. Under its current credit agreement, and as described further in Note 7, the Company is currently restricted from further stock repurchases.
Comprehensive Loss and Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

(In thousands)	April 3, 2021	December 31, 2020
Foreign Currency Translation Adjustments	$(5,105)	$(4,468)
Retirement Liability Adjustment – Before Tax	(13,830)	(14,264)
Tax Benefit of Retirement Liability Adjustment	2,282	2,282
Retirement Liability Adjustment – After Tax	(11,548)	(11,982)
Accumulated Other Comprehensive Loss	$(16,653)	$(16,450)
The components of other comprehensive (loss) income are as follows:

	Three Months Ended
(In thousands)	April 3, 2021	March 28, 2020
Foreign Currency Translation Adjustments	$(637)	$(2,304)
Retirement Liability Adjustments:
Reclassifications to General and Administrative Expense:
Amortization of Prior Service Cost	101	101
Amortization of Net Actuarial Losses	333	171
Tax Benefit	—	(57)
Retirement Liability Adjustment	434	215
Other Comprehensive Loss	$(203)	$(2,089)

13) Supplemental Retirement Plan and Related Post Retirement Benefits
The Company has two non-qualified supplemental retirement defined benefit plans (“SERP” and “SERP II”) for certain executive officers. The following table sets forth information regarding the net periodic pension cost for the plans.

	Three Months Ended
(In thousands)	April 3, 2021	March 28, 2020
Service Cost	$49	$55
Interest Cost	191	209
Amortization of Prior Service Cost	97	97
Amortization of Net Actuarial Losses	323	162
Net Periodic Cost	$660	$523

Participants in the SERP are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The net periodic cost was insignificant for the three months ended April 3, 2021 and March 28, 2020.
The service cost component of net periodic benefit costs above is recorded in Selling, General and Administrative Expenses within the Consolidated Condensed Statements of Operations, while the remaining components are recorded in Other Expense, Net of Other Income.
14) Sales to Major Customers
The loss of major customers or a significant reduction in business with a major customer would significantly, negatively impact our sales and earnings. In the three months ended April 3, 2021, the Company had no customer in excess of 10% of consolidated sales. Sales to one customer in the Aerospace segment represented 17% of consolidated sales for the three months ended March 28, 2020.
15) Legal Proceedings
Lufthansa
One of the Company’s subsidiaries is involved in numerous patent infringement actions brought by Lufthansa Technik AG (“Lufthansa”) in Germany, UK and France. The Company is vigorously defending all such litigation and proceedings. Additional information about these legal proceedings can be found in Note 19 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There were no significant developments in any of these matters during the quarter ended April 3, 2021. The reserve for the German indirect claim was approximately $16.8 million at April 3, 2021, which included an additional $0.1 million in interest accrued during the quarter then ended. We currently believe it is unlikely that the appeals process will be completed and the damages and related interest will be paid within the next twelve months. Therefore, the liability related to this matter is classified within Other Liabilities (non-current) in the Consolidated Condensed Balance Sheets at April 3, 2021 and December 31, 2020.
Other
On March 23, 2020, Teradyne, Inc. filed a complaint against the Company and its subsidiary, Astronics Test Systems (“ATS”) (together, “the Defendants”) in the United States District Court for the Central District of California alleging patent and copyright infringement, and certain other related claims. The Defendants moved to dismiss certain claims from the case. On November 6, 2020, the Court dismissed the Company from the case, and also dismissed a number of claims, though the patent and copyright infringement claims remain. The case is currently in discovery. In addition, on December 21, 2020, ATS filed a petition with the US Patent Trial and Appeal Board (“PTAB”), seeking to invalidate the subject patent. The parties are waiting to learn whether the PTAB will institute the proceeding. The District Court scheduled a claims construction hearing on the patent for June 2021. Fact discovery has begun on both the patent and copyright claims. We will not have a trial date until 2022 at the earliest. No amounts have been accrued for this matter in the April 3, 2021 financial statements, as loss exposure is neither probable nor estimable at this time.
Other than these proceedings, we are not party to any significant pending legal proceedings that management believes will result in a material adverse effect on our financial condition or results of operations.

16) Segment Information
Below are the sales and operating profit by segment for the three and three months ended April 3, 2021 and March 28, 2020 and a reconciliation of segment operating profit to income before income taxes. Operating profit is net sales less cost of products sold and other operating expenses excluding interest and corporate expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment.

	Three Months Ended
(In thousands)	April 3, 2021	March 28, 2020
Sales:
Aerospace	$81,430	$141,137
Less Inter-segment Sales	(14)	(67)
Total Aerospace Sales	81,416	141,070
Test Systems	24,745	16,553
Less Inter-segment Sales	(304)	(39)
Total Test Systems Sales	24,441	16,514
Total Consolidated Sales	$105,857	$157,584
Segment Measure of Operating (Loss) Profit and Margins
Aerospace	$(5,563)	$(63,145)
	(6.8)%	(44.8)%
Test Systems	1,189	722
	4.9%	4.4%
Total Segment Measure of Operating (Loss) Profit	(4,374)	(62,423)
	(4.1)%	(39.6)%
Additions/Deductions from Segment Measure of Operating (Loss) Profit
Interest Expense, Net of Interest Income	1,758	1,333
Corporate Expenses and Other	5,672	5,521
Loss Before Income Taxes	$(11,804)	$(69,277)
Total Assets:

(In thousands)	April 3, 2021	December 31, 2020
Aerospace	$481,134	$484,885
Test Systems	102,138	105,079
Corporate	22,685	29,781
Total Assets	$605,957	$619,745

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
On October 4, 2019, the Company acquired the stock of the primary operating subsidiaries as well as certain other assets from mass transit and defense market test solution provider, Diagnosys Test Systems Limited for $7.0 million in cash, plus an earn-out estimated at a fair value of $2.5 million at the time of acquisition. The terms of the Diagnosys acquisition allow for a potential earn-out of up to an additional $13.0 million over the three years post-acquisition based on achievement of new order levels of over $72.0 million during that period. The fair value of this contingent consideration is estimated at $2.2 million as of April 3, 2021. The fair value assigned to the earnout is determined using the real options method, which requires Level 3 inputs such as new order forecasts, discount rate, volatility factors, and other market variables to assess the probability of Diagnosys achieving certain order levels over the period.
There were no other financial assets or liabilities carried at fair value measured on a recurring basis at December 31, 2020 or April 3, 2021.
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
As further discussed in Note 6, we performed interim quantitative assessments for the reporting units which had goodwill as of March 28, 2020. Based on our quantitative assessments, the Company recorded non-cash goodwill impairment charges associated with four Aerospace reporting units, totaling approximately $73.7 million within the Impairment Loss line in the Consolidated Condensed Statement of Operations in the three months ended March 28, 2020. The impairment loss was calculated as the difference between the fair value of the reporting unit (which was calculated using level 3 inputs) and the carrying value of the reporting unit. As of April 3, 2021, the Company concluded that no indicators of additional impairment relating to intangible assets or goodwill existed and an interim test was not performed in the three months then ended.
Long-lived assets are evaluated for recoverability whenever adverse effects or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability test consists of comparing the undiscounted projected cash flows of the asset or asset group (which are Level 3 inputs) with the asset of asset group’s carrying amount. Should the carrying amount exceed undiscounted projected cash flows, an impairment loss would be recognized to the extent the carrying amount exceeds fair value. In conjunction with the deteriorating economic conditions associated with the COVID-19 pandemic, we recorded an impairment charge to ROU assets of approximately $0.7 million incurred in the Aerospace segment within the Impairment Loss line in the Consolidated Condensed Statement of Operations in the three months ended March 28, 2020. As of April 3, 2021, the Company concluded that no indicators of additional impairment relating to long-lived assets existed.
Due to their short-term nature, the carrying value of cash and equivalents, accounts receivable, accounts payable, and notes payable approximate fair value. The carrying value of the Company’s variable rate long-term debt instruments also approximates fair value due to the variable rate feature of these instruments.
18) Restructuring Charges
The COVID-19 pandemic has significantly impacted the global economy, and particularly the aerospace industry, resulting in reduced expectations of the Company’s anticipated future operating results. As a result, the Company executed restructuring activities in the form of workforce reduction, primarily in the second quarter of 2020, to align capacity with expected demand. There were no additional restructuring charges associated with this initiative recorded in the three months ended April 3, 2021.
In the fourth quarter of 2019, in an effort to reduce the significant operating losses at our AeroSat business, the Company initiated a restructuring plan to reduce costs and minimize losses of our AeroSat antenna business. The Company incurred $0.3 million in additional restructuring charges associated with severance at AeroSat during the three months ended March 28, 2020.

The following tables reconcile the beginning and ending liability for restructuring charges:

2021
Balance as of January 1	$5,631
Restructuring Charges	—
Cash Paid	(981)
Balance as of April 3	$4,650
The liability is within Accrued Expenses and Other Current Liabilities and is comprised of employee termination benefits expected to be paid within the next 12 months as well as the current portions of payments to be made under AeroSat’s non-cancelable inventory purchase commitments. The non-cancelable purchase commitments are for inventory in the future which is not expected to be purchased prior to the expiration date of such agreements as a result of the restructuring plan.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10-K for the year ended December 31, 2020.)
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
On February 13, 2019, the Company completed a divestiture of its semiconductor test business within the Test Systems segment. The total proceeds of the divestiture amounted to $103.8 million plus certain contingent purchase consideration (“earn-out”).
The transaction included two elements of contingent earnouts. The First Earnout is calculated based on a multiple of all future sales of existing and certain future derivative products to existing and future customers in each annual period from 2019 through 2022. The First Earnout may not exceed $35.0 million in total. The Second Earnout is calculated based on a multiple of future sales related to an existing product and program with an existing customer exceeding an annual threshold for each annual period from 2019 through 2022. The Second Earnout is not capped. For the Second Earnout, if the applicable sales in an annual period do not exceed the annual threshold, no amounts will be paid relative to such annual period; the sales in such annual period do not carry over to the next annual period. Due to the degree of uncertainty associated with estimating the future sales levels of the divested business and its underlying programs, and the lack of reliable predictive market information, the Company will recognize such earnout proceeds, if received, as additional gain on sale when such proceeds are realized or realizable. No amounts were payable for the year ended December 31, 2019.
In February 2021, the Company was notified by the buyer that they have calculated $10.7 million as being payable to the Company under the contingent earnouts related to the year ended December 31, 2020. In April 2021, the buyer provided a revised calculation, indicating, rather, that $7.1 million is payable to the Company for the 2020 earnout. The Company and the buyer are currently reviewing the calculations and underlying data and are engaged in negotiations. The Company expects to record the additional gain for whatever amount is realized on the sale when that review is complete and agreement is reached.

The timing and amount of any amount realized is uncertain and subject to risks and uncertainties as we continue the review and negotiation process.
CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Three Months Ended
($ in thousands)	April 3, 2021	March 28, 2020
Sales	$105,857	$157,584
Gross Profit (sales less cost of products sold)	$14,273	$35,719
Gross Margin	13.5%	22.7%
Selling, General and Administrative Expenses	$23,785	$28,867
SG&A Expenses as a Percentage of Sales	22.5%	18.3%
Impairment Loss	$—	$74,408
Interest Expense, Net of Interest Income	$1,758	$1,333
Effective Tax Rate	(0.9)%	3.3%
Net (Loss) Income	$(11,909)	$(66,963)
A discussion by segment can be found at “Segment Results of Operations and Outlook” in this MD&A.
CONSOLIDATED FIRST QUARTER RESULTS
Consolidated sales were down $51.7 million compared with the first quarter of 2020. Aerospace sales were down $59.7 million from the 2020 first quarter, which had been largely unaffected by the COVID pandemic. Test System sales increased $7.9 million.
Consolidated cost of products sold in the first quarter of 2021 was $91.6 million, compared with $121.9 million in the prior-year period. The decrease was primarily due to low volume related to the continued impacts of the COVID-19 pandemic on the global aerospace industry, coupled with the associated workforce and other cost reduction measures discussed further below. Gross margin declined from 22.7% to 13.5% due to leverage lost on lower volumes.
Selling, general and administrative (“SG&A”) expenses were $23.8 million in the first quarter of 2021 compared with $28.9 million in the prior-year period. Contributing to the decrease in SG&A in 2021 were workforce reduction activities and cost reduction measures which were not put into effect primarily until the second quarter of 2020.
Further, non-cash goodwill and other asset impairment charges of $74.4 million in the Aerospace segment were recognized in the first quarter of 2020 due to revised expectations regarding future operating results as the COVID-19 pandemic took hold.
Interest expense has increased due to the higher interest rate upon the amendment of the credit facility in May 2020.
The effective tax rate for the quarter was (0.9)%, compared with 3.3% in the first quarter of 2020. The 2021 tax rate was impacted by changes in the valuation allowance recorded against federal deferred tax assets as well as State and Foreign income taxes. The 2020 tax rate was impacted primarily by the initial recording of a valuation allowance against federal deferred tax assets.
Consolidated net loss was $11.9 million, or $0.39 per diluted share, compared with net loss of $67.0 million, or $2.17 per diluted share, in the prior year. The after tax impact of the prior year impairment was $68.8 million, or $2.23 per diluted share.
Bookings were $120.0 million, for a book-to-bill ratio of 1.13:1. Backlog at the end of the quarter was $297.5 million. Approximately $217.2 million, or 73%, of backlog is expected to ship in the remainder of 2021.
Impact of COVID-19 and Operational Adjustments
As previously discussed, we face risks related to outbreaks of infectious diseases, including the ongoing COVID-19 pandemic. The challenges posed by the COVID-19 pandemic on the global economy, and more profoundly on the aerospace industry, increased significantly as 2020 progressed, and has continued into 2021. COVID-19 has caused disruption and volatility in the global capital markets, and has authored an economic slowdown in the Aerospace industry in particular. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. While these actions and restrictions are easing in some geographies, there remains continued impact. Although our operations have been deemed essential and we follow the COVID-19 guidelines from the Centers for Disease Control (“CDC”) concerning the health and safety of our personnel, these measures have resulted in attenuating activity and, in some cases, required temporary closures of certain of our facilities, among other impacts. The duration of these measures is unknown, may be extended and additional measures may be imposed.
In response to the global COVID-19 pandemic, we implemented actions to maintain the health of our employees as well as our financial health and liquidity. These actions, which began in 2020, included:
•Implementing social distancing measures, the use of masks, restricting visitors and unnecessary travel, and working from home whenever possible;
•Workforce reduction activities to align capacity with expected demand, reducing headcount by approximately 20% to approximately 2,100 employees currently;
•Eliminated consultants and temporary labor where possible;
•Implemented significant cost conservation measures;
•Suspending cash bonus plans and certain benefit programs;
•Amended our revolving credit facility on May 4, 2020, as further described in the “Liquidity and Capital Resources” section below;
•Suspending share repurchases;
•Reducing capital spending where possible; and
•Restrictions on marketing, trade shows, travel and discretionary spending.
Analysis of Impact on Demand and Market Trends
The Company evaluates three revenue streams to monitor demand and analyze the impact of the pandemic to its business. These are (1) the commercial aircraft market, which includes OEM line fit and airline aftermarket business, (2) defense and other government markets, and (3) general aviation.
Commercial aerospace has been heavily impacted by the pandemic and contributed $38.2 million, or 36% of consolidated revenue in the quarter, compared to $102.8 million or 65% of consolidated revenue in the first quarter of 2020. Airframe manufacturers adjusted to current market conditions by reducing planned production rates for new aircraft. Driven by the production rate reductions, the Company also experienced a slow-down in orders related to destocking in the supply chain. Narrow body aircraft build rates are expected to improve through 2021 from current levels as production of the 737 MAX picks up. The aftermarket is expected to strengthen over the course of the year as aircraft utilization and load factors increase.
Defense and government markets have remained relatively strong through the pandemic. Sales to these markets were $45.4 million, or 43% of first quarter consolidated revenue in 2021, up from $33.0 million, or 21% in the comparative period of 2020. This includes our military aircraft programs and our Test business, excluding the divested semiconductor business.
General aviation, which consists of our business jet market, were $14.0 million, representing 13% of the first quarter revenue in 2021. This compares with $15.0 million, or 10% of revenue in the comparator period. Most of general aviation revenue is line fit production driven by the manufacture of new aircraft, although there is some amount of aftermarket business as well. Demand for private aircraft has recovered quickly and is expected to in result in higher aircraft production rates in the near future.
Additionally, Astronics has pursued business opportunities from other markets, taking advantage of its technical design expertise and manufacturing capabilities, which are currently underutilized. Other revenue was approximately 8% of revenue in the first quarter of 2021. These opportunities can be meaningful, and some are directly related to the fight against COVID-19, such as the Xenex® program, whereby Astronics is providing manufacturing support to Xenex for the production of its unique LightStrike robots, which use patented pulsed xenon ultraviolet (“UV”) light disinfection technology to neutralize SARS-CoV-2, the virus that causes COVID-19.
Outlook
We are pleased with the continued strong demand for our Test business, which had core sales up 64% over last year. We also are encouraged by the consistent sequential ramping of Aerospace bookings since the second quarter of last year. We are optimistic that demand will strengthen as 2021 progresses, but it is too early to forecast results confidently. However, we expect our revenue in the second quarter to be about $115 million. Our goals remain to generate cash and reduce debt. Evidence suggests that our largest market, which is dependent upon the health of the commercial airline industry, will recover when and where the pandemic comes under control. While we are making strides in the U.S., we look forward to progress in this regard worldwide through the remainder of this year.

Our expectation for capital expenditures for 2021 remains unchanged at $10 million to $11 million.
Consolidated backlog at April 3, 2021 was $297.5 million. Approximately 73% of the backlog is expected to be recognized as revenue in 2021.
The ultimate impact of COVID-19 on our business results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic, vaccination rates and efficacy and the related length of impact on the global economy and specifically on the markets we are active in, which is uncertain and cannot be predicted at this time.
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
AEROSPACE SEGMENT

	Three Months Ended
(In thousands)	April 3, 2021	March 28, 2020
Sales	$81,430	$141,137
Less Inter-segment Sales	(14)	(67)
Total Aerospace Sales	$81,416	$141,070
Operating Loss	$(5,563)	$(63,145)
Operating Margin	(6.8)%	(44.8)%

Aerospace Sales by Market
(In thousands)
Commercial Transport	$38,208	$102,775
Military	20,982	18,113
Business Jet	14,028	15,006
Other	8,198	5,176
	$81,416	$141,070
Aerospace Sales by Product Line
(In thousands)
Electrical Power & Motion	$29,344	$69,456
Lighting & Safety	27,100	37,922
Avionics	14,843	22,143
Systems Certification	878	3,331
Structures	1,053	3,042
Other	8,198	5,176
	$81,416	$141,070

(In thousands)	April 3, 2021	December 31, 2020
Total Assets	$481,134	$484,885
Backlog	$210,153	$191,081

AEROSPACE FIRST QUARTER RESULTS
Aerospace segment sales decreased $59.7 million, or 42.3%, to $81.4 million. Sales continued to be negatively affected by low commercial aircraft build rates and a weak commercial aircraft aftermarket as airlines have reduced spending and grounded aircraft due to the global COVID-19 pandemic.
Electrical Power and Motion sales were down $40.1 million compared with the prior-year period. Lighting & Safety sales decreased $10.8 million. Additionally, Avionics sales were down $7.3 million compared with the prior-year period.
Aerospace segment operating loss was $5.6 million compared with operating loss of $63.1 million for the same period last year. Leverage lost on reduced sales significantly impacted operating results. Aerospace operating profit in the prior-year period was impacted by goodwill and other asset impairment charges of $74.4 million, as previously discussed.
AEROSPACE OUTLOOK
Aerospace bookings in the first quarter of 2021 were $100.5 million, for a book-to-bill ratio of 1.23:1. The Aerospace segment’s backlog at the end of the first quarter of 2021 was $210.2 million with approximately $178.0 million expected to be recognized as revenue over the remaining part of 2021 and $185.3 million scheduled over the next 12 months.
TEST SYSTEMS SEGMENT

	Three Months Ended
(In thousands)	April 3, 2021	March 28, 2020
Sales	$24,745	$16,553
Less Inter-segment Sales	(304)	(39)
Total Test Systems Sales	$24,441	$16,514
Operating profit	$1,189	$722
Operating Margin	4.9%	4.4%

Test Systems Sales by Market
(In thousands)
Semiconductor	$—	$1,634
Aerospace & Defense	24,441	14,880
	$24,441	$16,514

(In thousands)	April 3, 2021	December 31, 2020
Total Assets	$102,138	$105,079
Backlog	$87,393	$92,337
TEST SYSTEMS FIRST QUARTER RESULTS
Test Systems segment sales were $24.4 million, up $7.9 million compared to the prior-year period. Volumes have increased, as defense and government markets have been largely unaffected by the pandemic.
Test Systems operating profit was $1.2 million, or 4.9% of sales, compared with $0.7 million, or 4.4% of sales, in the first quarter of 2020. Operating profit in the first quarter of 2021 was negatively affected by $0.9 million in legal fees related to infringement claims. Operating results in 2020 benefited from $1.6 million in semiconductor warranty revenue.
TEST SYSTEMS OUTLOOK
Bookings for the Test Systems segment in the quarter were $19.5 million, for a book-to-bill ratio of 0.80:1 for the quarter. The Test Systems segment’s backlog at the end of the first quarter of 2021 was $87.4 million, with approximately $39.2 million expected to be recognized as revenue over the remaining part 2021 and approximately $46.8 million scheduled over the next 12 months.

LIQUIDITY AND CAPITAL RESOURCES
Operating Activities:
Cash used for operating activities totaled $6.9 million for the first three months of 2021, as compared with $23.3 million cash provided by operating activities during the same period in 2020. Cash flow from operating activities decreased compared with the same period of 2020 primarily due to lower net income adjusted for non-cash expenses and income in 2021 compared with 2020 due to the impacts of the COVID-19 pandemic on our business, coupled with changes in net operating assets.
Investing Activities:
Cash used for investing activities was $1.9 million for the first three months of 2021 compared with $2.8 million in cash used for investing activities in the same period of 2020 due to a decrease in capital expenditures. The Company expects capital spending in 2021 to be in the range of $10 million and $11 million.
Financing Activities:
Cash used for financing activities totaled $0.6 million for the first three months of 2021, as compared with $136.8 million cash provided by financing activities during the same period in 2020. Cash flow from financing activities decreased compared with the same period of 2020 due to net proceeds on our senior credit facility of $145.0 million in the first three months of 2020, partially offset by $7.7 million of share repurchases before the 10b-5 plan associated with the share repurchase program was terminated.
The Company's Fifth Amended and Restated Credit Agreement (the “Agreement”) provided for a $500 million revolving credit line with the option to increase the line by up to $150 million. The maturity date of the loans under the Agreement is February 16, 2023. The maximum leverage ratio of funded debt, net of cash to Adjusted EBITDA (as defined in the Agreement) was 3.75 to 1, increasing to 4.50 to 1 for up to four fiscal quarters following the closing of an acquisition permitted under the Agreement, subject to limitations. The Company paid interest on the unpaid principal amount of the facility at a rate equal to one-, three- or six-month LIBOR plus between 1.00% and 1.50% based upon the Company’s leverage ratio. The Company also paid a commitment fee to the lenders in an amount equal to between 0.10% and 0.20% on the undrawn portion of the credit facility, based upon the Company’s leverage ratio.
In May 2020, the Company executed an amendment to the Agreement (the “Amended Facility”), which reduced the revolving credit line from $500 million to $375 million. The Amended Facility suspends the application of the leverage ratio up through and including the second quarter of 2021 (the “suspension period”). The maximum net leverage ratio will be 6.00 to 1 for the third quarter of 2021, 5.50 to 1 for the fourth quarter of 2021, 4.50 to 1 for the first quarter of 2022, and return to 3.75 to 1 for each quarter thereafter.
At April 3, 2021, there was $173.0 million outstanding on the revolving credit facility and there remained $200.9 million available subject to the minimum liquidity covenant discussed below, net of outstanding letters of credit. The credit facility allocates up to $20 million of the $375 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. At April 3, 2021, outstanding letters of credit totaled $1.1 million.
Through the third quarter of 2021, the Amended Facility requires the Company to maintain minimum liquidity, defined as unrestricted cash plus the unused revolving credit commitments, of $180 million at all times. Through the second quarter of 2021, the Company is required to maintain a minimum interest coverage ratio of 1.75x on a quarterly basis, except for the first quarter of 2021, which was set at 1.50x. The Company was in compliance with its financial covenants at April 3, 2021. During the suspension period, the Company will pay interest on the unpaid principal amount of the Amended Facility at a rate equal to one-, three- or six-month LIBOR (which shall be at least 1.00%) plus 2.25%. The Company will also pay a commitment fee to the lenders in an amount equal to 0.35% on the undrawn portion of the Amended Facility. After the suspension period, the Company will pay interest on the unpaid principal amount of the Amended Facility at a rate equal to one-, three- or six-month LIBOR (which shall be at least 1.00%) plus between 1.00% to 2.25% based upon the Company’s leverage ratio. The Company will also pay a commitment fee to the lenders in an amount equal to 0.10% to 0.35% on the undrawn portion of the Amended Facility, based upon the Company’s leverage ratio. The Amended Facility provided for the payment of a consent fee of 15 basis points of the commitment for each consenting lender.
The Amended Facility also temporarily restricts certain activities, including acquisitions and share repurchases, and requires mandatory prepayments during the suspension period when the Company’s cash balance exceeds $100 million. The Company has not made any prepayments during the three months ended April 3, 2021.

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
BACKLOG
The Company’s backlog at April 3, 2021 was $297.5 million compared with $283.4 million at December 31, 2020 and $369.4 million at March 28, 2020.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Our contractual obligations and commitments have not changed materially from the disclosures in our 2020 Annual Report on Form 10-K.
MARKET RISK
The Company believes that there have been no material changes in the current year regarding the market risk information for its exposure to interest rate fluctuations. Although the majority of our sales, expenses and cash flows are transacted in U.S. dollars, we have exposure to changes in foreign currency exchange rates related primarily to the Euro and the Canadian dollar. The Company believes that the impact of changes in foreign currency exchange rates in 2021 have not been significant.
CRITICAL ACCOUNTING POLICIES
Refer to Note 2 of the Notes to Consolidated Condensed Financial Statements included in this report for the Company’s critical accounting policies with respect to revenue recognition. For a complete discussion of the Company’s other critical accounting policies, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2020.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Market Risk in Item 2, above.

Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 3, 2021. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 3, 2021.
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
Item 1a. Risk Factors
In addition to other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or results of operations. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Item 2. Unregistered sales of equity securities and use of proceeds
c. The following table summarizes our purchases of our common stock for the quarter ended April 3, 2021.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that may yet be Purchased Under the Program (1)
January 1, 2021 - April 3, 2021	—	—	—	$41,483,815
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

ASTRONICS CORPORATION
(Registrant)
Date:	May 10, 2021	By:	/s/ David C. Burney
David C. Burney Executive Vice President and Chief Financial Officer (Principal Financial Officer)