Form 10-Q
period 2021-07-03
ASTRONICS CORP
filed 2021-08-09
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 3, 2021
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 2, 2021, 30,926,612 shares of common stock were outstanding consisting of 24,545,916 shares of common stock ($.01 par value) and 6,380,696 shares of Class B common stock ($.01 par value).

Part I – Financial Information
Item 1. Financial Statements
ASTRONICS CORPORATION
Consolidated Condensed Balance Sheets
July 3, 2021 with Comparative Figures for December 31, 2020
(Unaudited)
(In thousands)

	July 3, 2021	December 31, 2020

Current Assets:
Cash and Cash Equivalents	$33,587	$40,412
Accounts Receivable, Net of Allowance for Estimated Credit Losses	98,161	93,056
Inventories	154,133	157,059
Prepaid Expenses and Other Current Assets	26,061	26,420
Assets Held for Sale	3,760	—
Total Current Assets	315,702	316,947
Property, Plant and Equipment, Net of Accumulated Depreciation	99,683	106,678
Operating Right-of-Use Assets	19,043	18,953
Other Assets	7,643	8,999
Intangible Assets, Net of Accumulated Amortization	102,095	109,886
Goodwill	58,329	58,282
Total Assets	$602,495	$619,745
Current Liabilities:
Accounts Payable	$30,615	$26,446
Current Operating Lease Liabilities	7,003	4,998
Accrued Expenses and Other Current Liabilities	37,851	37,721
Customer Advance Payments and Deferred Revenue	23,588	24,571
Total Current Liabilities	99,057	93,736
Long-term Debt	173,000	173,000
Long-term Operating Lease Liabilities	15,245	16,637
Other Liabilities	60,342	66,001
Total Liabilities	347,644	349,374
Shareholders’ Equity:
Common Stock	347	347
Accumulated Other Comprehensive Loss	(15,604)	(16,450)
Other Shareholders’ Equity	270,108	286,474
Total Shareholders’ Equity	254,851	270,371
Total Liabilities and Shareholders’ Equity	$602,495	$619,745
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Operations
Three and Six Months Ended July 3, 2021 With Comparative Figures for 2020
(Unaudited)
(In thousands, except per share data)

	Six Months Ended		Three Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Sales	$217,015	$281,278	$111,158	$123,694
Cost of Products Sold	187,347	218,726	95,763	96,861
Gross Profit	29,668	62,552	15,395	26,833
Selling, General and Administrative Expenses	45,100	61,771	21,315	32,904
Impairment Loss	—	87,016	—	12,608
Loss from Operations	(15,432)	(86,235)	(5,920)	(18,679)
Other Expense, Net of Other Income	1,081	4,177	547	3,789
Interest Expense, Net of Interest Income	3,457	3,316	1,699	1,983
Loss Before Income Taxes	(19,970)	(93,728)	(8,166)	(24,451)
Provision for (Benefit from) Income Taxes	38	(3,186)	(67)	(872)
Net Loss	$(20,008)	$(90,542)	$(8,099)	$(23,579)
Loss Per Share:
Basic	$(0.65)	$(2.94)	$(0.26)	$(0.77)
Diluted	$(0.65)	$(2.94)	$(0.26)	$(0.77)
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Comprehensive (Loss) Income
Three and Six Months Ended July 3, 2021 With Comparative Figures for 2020
(Unaudited)
(In thousands)

	Six Months Ended		Three Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net Loss	$(20,008)	$(90,542)	$(8,099)	$(23,579)
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(22)	(1,494)	615	810
Retirement Liability Adjustment – Net of Tax	868	430	434	215
Total Other Comprehensive Income (Loss)	846	(1,064)	1,049	1,025
Comprehensive Loss	$(19,162)	$(91,606)	$(7,050)	$(22,554)
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Cash Flows
Six Months Ended July 3, 2021 With Comparative Figures for 2020

(Unaudited, In thousands)	Six Months Ended
Cash Flows from Operating Activities:	July 3, 2021	June 27, 2020
Net Loss	$(20,008)	$(90,542)
Adjustments to Reconcile Net Loss to Cash Flows from Operating Activities:
Depreciation and Amortization	14,879	16,052
Provisions for Non-Cash Losses on Inventory and Receivables	2,145	3,297
Equity-based Compensation Expense	3,701	2,806
Deferred Tax (Benefit) Expense	(153)	1,190
Non-cash Severance Expense	—	4,669
Operating Lease Non-Cash Expense	2,343	2,236
Non-cash Litigation Provision	—	1,450
Equity Investment Other Than Temporary Impairment	—	3,493
Impairment Loss	—	87,016
Contingent Consideration Liability Fair Value Adjustment	(2,200)	—
Other	2,105	4,459
Cash Flows from Changes in Operating Assets and Liabilities:
Accounts Receivable	(5,281)	43,417
Inventories	720	(12,778)
Accounts Payable	4,210	(446)
Accrued Expenses	(946)	(12,473)
Other Current Assets and Liabilities	(70)	(1,983)
Customer Advance Payments and Deferred Revenue	(927)	(4,221)
Income Taxes	(51)	(3,667)
Operating Lease Liabilities	(2,606)	(2,222)
Supplemental Retirement and Other Liabilities	(199)	(204)
Cash Flows from Operating Activities	(2,338)	41,549
Cash Flows from Investing Activities:
Capital Expenditures	(3,566)	(3,905)
Proceeds on Sale of Assets	—	1,600
Cash Flows from Investing Activities	(3,566)	(2,305)
Cash Flows from Financing Activities:
Proceeds from Long-term Debt	5,000	150,000
Payments for Long-term Debt	(5,000)	(165,000)
Purchase of Outstanding Shares for Treasury	—	(7,732)
Financing Fees	—	(360)
Stock Options Activity	(59)	34
Finance Lease Principal Payments	(854)	(939)
Cash Flows from Financing Activities	(913)	(23,997)
Effect of Exchange Rates on Cash	(8)	(514)
(Decrease) Increase in Cash and Cash Equivalents	(6,825)	14,733
Cash and Cash Equivalents at Beginning of Period	40,412	31,906
Cash and Cash Equivalents at End of Period	$33,587	$46,639
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Shareholders' Equity
Three and Six Months Ended July 3, 2021 With Comparative Figures for 2020
(Unaudited)
(In thousands)

	Six Months Ended		Three Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Common Stock
Beginning of Period	$278	$269	$279	$271
Class B Stock Converted to Common Stock	5	5	4	3
End of Period	283	274	283	274
Convertible Class B Stock
Beginning of Period	69	76	68	75
Net Exercise of Stock Options	—	1	—	—
Class B Stock Converted to Common Stock	(5)	(5)	(4)	(3)
End of Period	64	72	64	72
Additional Paid in Capital
Beginning of Period	82,187	76,340	84,232	78,075
Net Exercise of Stock Options and Equity-based Compensation Expense	3,642	2,839	1,597	1,104
End of Period	85,829	79,179	85,829	79,179
Accumulated Comprehensive Loss
Beginning of Period	(16,450)	(15,628)	(16,653)	(17,717)
Foreign Currency Translation Adjustments	(22)	(1,494)	615	810
Retirement Liability Adjustment – Net of Taxes	868	430	434	215
End of Period	(15,604)	(16,692)	(15,604)	(16,692)
Retained Earnings
Beginning of Period	312,803	428,584	300,894	361,621
Net Loss	(20,008)	(90,542)	(8,099)	(23,579)
End of Period	292,795	338,042	292,795	338,042
Treasury Stock
Beginning of Period	(108,516)	(100,784)	(108,516)	(108,516)
Purchase of Shares	—	(7,732)	—	—
End of Period	(108,516)	(108,516)	(108,516)	(108,516)
Total Shareholders’ Equity	$254,851	$292,359	$254,851	$292,359
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Shareholders' Equity, Continued
Three and Six Months Ended July 3, 2021 With Comparative Figures for 2020
(Unaudited)
(In thousands)

	Six Months Ended		Three Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Common Stock
Beginning of Period	27,825	26,874	27,897	27,088
Net Issuance from Exercise of Stock Options	20	25	1	—
Class B Stock Converted to Common Stock	470	456	417	267
End of Period	28,315	27,355	28,315	27,355
Convertible Class B Stock
Beginning of Period	6,877	7,650	6,837	7,476
Net Issuance from Exercise of Stock Options	13	15	—	—
Class B Stock Converted to Common Stock	(470)	(456)	(417)	(267)
End of Period	6,420	7,209	6,420	7,209
Treasury Stock
Beginning of Period	3,808	3,526	3,808	3,808
Purchase of Shares	—	282	—	—
End of Period	3,808	3,808	3,808	3,808
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Notes to Consolidated Condensed Financial Statements
July 3, 2021
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
Operating Results
The results of operations for any interim period are not necessarily indicative of results for the full year. In addition, the COVID-19 pandemic has increased the volatility we experience in our financial results in recent periods and this could continue in future interim and annual periods. Operating results for the six months ended July 3, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
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
In February 2021, the Company was notified by the buyer that they have calculated $10.7 million as being payable to the Company under the contingent earnouts related to the year ended December 31, 2020. In April 2021, the buyer provided a revised calculation, indicating, rather, that $7.1 million is payable to the Company for the 2020 earnout. The Company and the buyer are currently reviewing the calculations and underlying data and are engaged in negotiations. The Company expects to record the additional gain for whatever amount is realized on the earnout when that review is complete and agreement is reached. The timing and amount of any amount realized is uncertain and subject to risks and uncertainties as we continue the review and negotiation process.
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
In response to the global COVID-19 pandemic, we took immediate and aggressive action early in 2020 to minimize the spread of COVID-19 in our workplaces and reduce costs. Since the early days of the pandemic, we have been following guidance from the World Health Organization and the U.S. Center for Disease Control to protect employees and prevent the spread of the virus within all of our facilities globally. Some of the actions implemented include: social distancing; appropriate personal protective equipment; facility deep cleaning; flexible work-from-home scheduling; pre-shift temperature screenings, where allowed by law; and restrictions on facility visitors and unnecessary travel. Material actions to reduce costs included: (1) reducing our workforce to align operations with customer demand; (2) suspension of certain benefit programs; and (3) delaying non-essential capital projects and minimizing discretionary spending. At the same time, we addressed the ongoing needs of our business to continue to serve our customers. In addition to these measures, we amended our revolving credit facility in May 2020, as further described in Note 7. We are also monitoring the impacts of COVID-19 on the fair value of assets. Refer to Note 6 for a discussion of goodwill impairment charges recorded in 2020. Should future changes in sales, earnings and cash flows differ significantly from our expectations, long-lived assets to be held and used and goodwill could become impaired in the future.
The Company qualified for government subsidies from the Canadian and French governments as a result of the COVID-19 pandemic’s impact on our foreign operations. The Canadian and French subsidies are income-based grants intended to reimburse the Company for certain employee wages. The grants are recognized as income over the periods in which the Company recognizes as expenses the costs the grants are intended to defray. The following table presents the COVID-19 related government assistance received during the three and six months ended July 3, 2021:

	Six Months Ended		Three Months Ended
(In thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Cost of Products Sold	$1,478	$551	$933	$551
Selling, General and Administrative Expenses	147	101	78	101
Total	$1,625	$652	$1,011	$652
Trade Accounts Receivable and Contract Assets
The allowance for estimated credit losses is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as the age of the receivable balances, historical experience, credit quality, current economic conditions, and reasonable and supportable forecasts of future economic conditions that may affect a customer’s ability to pay. The allowance for estimated credit losses balance was $3.3 million and $3.2 million at July 3, 2021 and December 31, 2020, respectively. The Company’s bad debt expense was insignificant during the three and six months ended July 3, 2021 and $1.6 million in the three and six months ended June 27, 2020. Total recoveries and writeoffs charged against the allowance were insignificant in the three and six months ended July 3, 2021 and June 27, 2020.
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
As of July 3, 2021, the Company has agreed to sell certain facilities within the Aerospace segment as a result of consolidating certain facilities. Accordingly, the property, plant and equipment assets associated with these facilities of $3.8 million have been classified as held for sale in the Consolidated Condensed Balance Sheets at July 3, 2021.

Cost of Products Sold, Engineering and Development, Interest, and Selling, General and Administrative Expenses
Cost of products sold includes the costs to manufacture products such as direct materials and labor and manufacturing overhead as well as all engineering and development costs. The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. These costs are expensed when incurred and included in cost of products sold. Research and development, design and related engineering amounted to $21.3 million and $22.4 million for the three months ended and $42.9 million and $48.6 million for the six months ended July 3, 2021 and June 27, 2020, respectively. Selling, general and administrative expenses include costs primarily related to our sales and marketing departments and administrative departments. Interest expense is shown net of interest income. Interest income was insignificant for the three and six months ended July 3, 2021 and June 27, 2020.
Goodwill Impairment
The Company tests goodwill at the reporting unit level on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
As a result of the qualitative factors related to the COVID-19 pandemic, as discussed above, we performed interim quantitative assessments for the reporting units which had goodwill as of March 28, 2020, and an additional assessment of our PECO reporting unit as of June 27, 2020. Based on our quantitative assessments, the Company recorded goodwill impairment charges associated with four Aerospace reporting units, totaling $12.6 million and $86.3 million within the Impairment Loss line in the Consolidated Condensed Statement of Operations in the three and six months ended June 27, 2020. respectively.
As of July 3, 2021, the Company concluded that no indicators of impairment relating to intangible assets or goodwill existed and an interim test was not performed in the three or six months then ended.
For additional information regarding the quantitative test and the related goodwill impairment see Note 6.
Valuation of Long-Lived Assets
Long-lived assets are evaluated for recoverability whenever adverse effects or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability test consists of comparing the undiscounted projected cash flows with the carrying amount. Should the carrying amount exceed undiscounted projected cash flows, an impairment loss would be recognized to the extent the carrying amount exceeds fair value. In conjunction with the deteriorating economic conditions associated with the COVID-19 pandemic, we recorded an impairment charge to right-of-use (“ROU”) assets of approximately $0.7 million incurred in one reporting unit in the Aerospace segment within the Impairment Loss line in the Consolidated Condensed Statement of Operations in the six months ended June 27, 2020. As of July 3, 2021, the Company concluded that no indicators of additional impairment relating to long-lived assets existed.
Foreign Currency Translation
The aggregate foreign currency transaction gain or loss included in operations was insignificant for the three and six months ended July 3, 2021 and June 27, 2020.

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

The Company recognizes an asset for the incremental, material costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year and the costs are expected to be recovered. These incremental costs include, but are not limited to, sales commissions incurred to obtain a contract with a customer. As of July 3, 2021, the Company does not have material incremental costs on any open contracts with an original expected duration of greater than one year.
The Company recognizes an asset for certain, material costs to fulfill a contract if it is determined that the costs relate directly to a contract or an anticipated contract that can be specifically identified, generate or enhance resources that will be used in satisfying performance obligations in the future, and are expected to be recovered. Such costs are amortized on a systematic basis that is consistent with the transfer to the customer of the goods to which the asset relates. Start-up costs are expensed as incurred. Capitalized fulfillment costs are included in Inventories in the accompanying Consolidated Condensed Balance Sheets. Should future orders not materialize or it is determined the costs are no longer probable of recovery, the capitalized costs are written off. As of July 3, 2021, the Company does not have material capitalized fulfillment costs.
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
On July 3, 2021, we had $312.7 million of remaining performance obligations, which we refer to as total backlog. We expect to recognize approximately $183.6 million of our remaining performance obligations as revenue in 2021.
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
We recognized $11.3 million and $10.6 million during the three months ended and $14.4 million and $14.5 million during the six months ended July 3, 2021 and June 27, 2020, respectively, in revenues that were included in the contract liability balance at the beginning of the period.
The Company's contract assets and contract liabilities consist primarily of costs and profits in excess of billings and billings in excess of cost and profits, respectively. The following table presents the beginning and ending balances of contract assets and contract liabilities during the six months ended July 3, 2021:

(In thousands)	Contract Assets	Contract Liabilities
Beginning Balance, January 1, 2021	$17,697	$28,641
Ending Balance, July 3, 2021	$25,104	$27,930
The following table presents our revenue disaggregated by Market Segments as follows:

	Six Months Ended		Three Months Ended
(In thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Aerospace Segment
Commercial Transport	$86,001	$170,323	$47,793	$67,548
Military	37,783	32,165	16,801	14,052
Business Jet	29,022	30,548	14,994	15,542
Other	17,830	10,607	9,632	5,431
Aerospace Total	170,636	243,643	89,220	102,573

Test Systems Segment
Semiconductor	—	2,822	—	1,188
Aerospace & Defense	46,379	34,813	21,938	19,933
Test Systems Total	46,379	37,635	21,938	21,121

Total	$217,015	$281,278	$111,158	$123,694

The following table presents our revenue disaggregated by Product Lines as follows:

	Six Months Ended		Three Months Ended
(In thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Aerospace Segment
Electrical Power & Motion	$64,092	$116,019	$34,748	$46,563
Lighting & Safety	51,468	65,653	24,368	27,731
Avionics	32,864	41,277	18,021	19,134
Systems Certification	1,838	4,991	960	1,660
Structures	2,544	5,096	1,491	2,054
Other	17,830	10,607	9,632	5,431
Aerospace Total	170,636	243,643	89,220	102,573

Test Systems	46,379	37,635	21,938	21,121

Total	$217,015	$281,278	$111,158	$123,694
3) Inventories
Inventories consisted of the following:

(In thousands)	July 3, 2021	December 31, 2020
Finished Goods	$23,681	$26,964
Work in Progress	23,944	21,987
Raw Material	106,508	108,108
	$154,133	$157,059
The Company has evaluated the carrying value of existing inventories and believe they are properly reflected at their lower of carrying value or net realizable value. Future changes in demand or other market developments could result in future inventory charges. The Company is actively managing inventories and aligning them to meet known current and future demand.
4) Property, Plant and Equipment
Property, Plant and Equipment consisted of the following:

(In thousands)	July 3, 2021	December 31, 2020
Land	$8,677	$9,891
Buildings and Improvements	70,766	75,493
Machinery and Equipment	121,908	119,444
Construction in Progress	6,140	5,843
	207,491	210,671
Less Accumulated Depreciation	107,808	103,993
	$99,683	$106,678
Additionally, net Property, Plant and Equipment of $3.8 million is classified in Assets Held for Sale at July 3, 2021.

5) Intangible Assets
The following table summarizes acquired intangible assets as follows:

		July 3, 2021		December 31, 2020
(In thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	11 years	$2,146	$1,935	$2,146	$1,891
Non-compete Agreement	4 years	11,082	10,339	11,082	10,085
Trade Names	10 years	11,484	8,031	11,512	7,537
Completed and Unpatented Technology	9 years	47,995	28,112	48,043	25,766
Customer Relationships	15 years	142,390	64,585	142,478	60,096
Total Intangible Assets	12 years	$215,097	$113,002	$215,261	$105,375
All acquired intangible assets other than goodwill and one trade name are being amortized. Amortization expense for acquired intangibles is summarized as follows:

	Six Months Ended		Three Months Ended
(In thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Amortization Expense	$7,712	$8,642	$3,857	$4,377
Amortization expense for acquired intangible assets expected for 2021 and for each of the next five years is summarized as follows:

(In thousands)
2021	$15,371
2022	$14,911
2023	$13,878
2024	$12,856
2025	$10,935
2026	$9,533
6) Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the six months ended July 3, 2021:

(In thousands)	December 31, 2020	Foreign Currency Translation	July 3, 2021
Aerospace	$36,648	$47	$36,695
Test Systems	21,634	—	21,634
	$58,282	$47	$58,329
The Company tests goodwill at the reporting unit level on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Beginning in the first quarter of 2020, the COVID-19 pandemic negatively impacted the global economy and aerospace industry. Management considered these qualitative factors and the impact to each reporting unit’s revenue and earnings, and determined that it was more likely than not that the fair value of several reporting units was less than its carrying value. Therefore, we performed a quantitative test for all eight reporting units with goodwill as of March 28, 2020. We determined that the estimated fair value of four of the eight reporting units was less than their respective carrying values.
During the second quarter of 2020, further commercial aircraft order reductions, delays and cancellations at a major customer of our PECO reporting unit resulted in revisions to PECO’s forecast. We therefore performed a quantitative test for the PECO reporting unit as of June 27, 2020 and we determined that the estimated fair value was less than the respective carrying value.
Based on our quantitative assessments, the Company recorded non-cash goodwill impairment charges associated with four Aerospace reporting units, totaling $12.6 million and $86.3 million within the Impairment Loss line in the Consolidated Condensed Statement of Operations in the three and six months ended June 27, 2020, respectively.

As of July 3, 2021, the Company concluded that no indicators of additional impairment relating to intangible assets or goodwill existed and an interim test was not performed in the three or six months then ended.
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
In May 2020, the Company executed an amendment to the Agreement (the “Amended Facility”), which reduced the revolving credit line from $500 million to $375 million. The Amended Facility suspended the application of the leverage ratio up through and including the second quarter of 2021 (the “suspension period”). The maximum net leverage ratio will be 6.00 to 1 for the third quarter of 2021, 5.50 to 1 for the fourth quarter of 2021, 4.50 to 1 for the first quarter of 2022, and return to 3.75 to 1 for each quarter thereafter.
At July 3, 2021, there was $173.0 million outstanding on the revolving credit facility and there remained $200.9 million available subject to the minimum liquidity covenant discussed below, net of outstanding letters of credit. The credit facility allocates up to $20 million of the $375 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. At July 3, 2021, outstanding letters of credit totaled $1.1 million.
Through the third quarter of 2021, the Amended Facility requires the Company to maintain minimum liquidity, defined as unrestricted cash plus the unused revolving credit commitments, of $180 million at all times. Through the second quarter of 2021, the Company was required to maintain a minimum interest coverage ratio of 1.75x on a quarterly basis, except for the first quarter of 2021, which was set at 1.50x. The Company was in compliance with its financial covenants at July 3, 2021. During the suspension period, the Company paid interest on the unpaid principal amount of the Amended Facility at a rate equal to one-, three- or six-month LIBOR (which shall be at least 1.00%) plus 2.25%. The Company paid a commitment fee to the lenders in an amount equal to 0.35% on the undrawn portion of the Amended Facility. After the suspension period, the Company will pay interest on the unpaid principal amount of the Amended Facility at a rate equal to one-, three- or six-month LIBOR (which shall be at least 1.00%) plus between 1.00% to 2.25% based upon the Company’s leverage ratio. The Company will also pay a commitment fee to the lenders in an amount equal to 0.10% to 0.35% on the undrawn portion of the Amended Facility, based upon the Company’s leverage ratio. The Amended Facility provided for the payment of a consent fee of 15 basis points of the commitment for each consenting lender. The Amended Facility also temporarily restricts certain activities, including acquisitions and share repurchases, through the second quarter of 2022.
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

	Six Months Ended		Three Months Ended
(In thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Balance at Beginning of Period	$7,018	$7,660	$6,842	$7,122
Warranties Issued	2,021	1,523	1,213	646
Warranties Settled	(1,663)	(1,308)	(978)	(617)
Reassessed Warranty Exposure	(541)	(910)	(242)	(186)
Balance at End of Period	$6,835	$6,965	$6,835	$6,965
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
The weighted-average remaining term for the Company's operating and financing leases are approximately 5 and 1 years, respectively. The weighted-average discount rates for the Company's operating and financing leases are approximately 3.3% and 1.3%, respectively.
The following is a summary of the Company's ROU assets and liabilities:

(In thousands)	July 3, 2021	December 31, 2020
Operating Leases:
Operating Right-of-Use Assets, Gross	$30,608	$28,678
Less Accumulated Right-of-Use Asset Impairment	1,710	1,710
Less Accumulated Amortization	9,855	8,015
Operating Right-of-Use Assets, Net	$19,043	$18,953
Short-term Operating Lease Liabilities	$7,003	$4,998
Long-term Operating Lease Liabilities	15,245	16,637
Operating Lease Liabilities	$22,248	$21,635

Finance Leases:
Finance Right-of-Use Assets, Gross	$177	$3,484
Less Accumulated Amortization	60	2,039
Finance Right-of-Use Assets, Net — Included in Other Assets	$117	$1,445
Short-term Finance Lease Liabilities — Included in Accrued Expenses and Other Current Liabilities	$94	$2,081
Long-term Finance Lease Liabilities — Included in Other Liabilities	25	734
Finance Lease Liabilities	$119	$2,815

The following is a summary of the Company's total lease costs:

	Six Months Ended		Three Months Ended
(In thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Finance Lease Cost:
Amortization of Right-of-Use Assets	$527	$510	$273	$255
Interest on Lease Liabilities	68	120	33	57
Total Finance Lease Cost	595	630	306	312
Operating Lease Cost	2,683	2,643	1,324	1,195
Right-of-Use Asset Impairment	—	691	—	—
Variable Lease Cost	745	633	354	361
Short-term Lease Cost (excluding month-to-month)	76	114	29	47
Less Sublease and Rental (Income) Expense	(622)	(737)	(313)	(406)
Total Operating Lease Cost	2,882	3,344	1,394	1,197
Total Net Lease Cost	$3,477	$3,974	$1,700	$1,509
The following is a summary of the Company's maturity of lease liabilities:

(In thousands)	Operating Leases	Finance Leases
Remainder of 2021	$3,779	$48
2022	7,301	73
2023	3,884	—
2024	2,891	—
2025	2,812	—
Thereafter	3,363	—
Total Lease Payments	24,030	121
Less: Interest	1,782	2
Total Lease Liability	$22,248	$119
10) Income Taxes
The effective tax rates were approximately 0.8% and 3.6% for the three months ended and (0.2)% and 3.4% for the six months ended July 3, 2021 and June 27, 2020, respectively. The tax rate in the 2021 period was impacted by State and Foreign income taxes as well as changes in the valuation allowance previously recorded against federal deferred tax assets. As discussed below, the tax rate in the 2020 period was impacted primarily by the initial recording of a valuation allowance against federal deferred tax assets and permanently nondeductible goodwill impairments.
As a result of the COVID-19 pandemic and its adverse effects on the global economy and aerospace industry that began to take shape in the first quarter of fiscal 2020, through July 3, 2021 the Company is continuing to forecast that it will generate a taxable loss in 2021. The Company records a valuation allowance against the deferred tax assets if and to the extent it is more likely than not that the Company will not recover the deferred tax assets. In evaluating the need for a valuation allowance, the Company weights all relevant positive and negative evidence, and considers among other factors, historical financial performance, projected future taxable income, scheduled reversals of deferred tax liabilities, the overall business environment, and tax planning strategies. Losses in recent periods and cumulative pre-tax losses in the three-year period ending with the current year, combined with the significant uncertainty brought about by the COVID-19 pandemic, is collectively considered significant negative evidence under ASC 740 when assessing whether an entity can use projected income as a basis for concluding that deferred tax assets are realizable on a more-likely-than not basis. For purposes of assessing the recoverability of deferred tax assets, in the first quarter of 2020 the Company determined that it could not include future projected earnings in the analysis due to recent history of losses and therefore had insufficient objective positive evidence that the Company will generate sufficient future pre-tax income to overcome the negative evidence of cumulative losses. As a result, the Company recorded a valuation allowance against its U.S. federal deferred tax assets in the first quarter of 2020 and continues to maintain the valuation allowance against its U.S. federal deferred tax assets as of July 3, 2021.

On March 11, 2021, the American Rescue Plan Act, or ARPA, was signed into law. The ARPA enacted certain provisions that are relevant to corporate income tax. These provisions did not have a material impact on our income tax provision for the six months ended July 3, 2021.
11) Earnings Per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Six Months Ended		Three Months Ended
(In thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Weighted Average Shares - Basic	30,914	30,784	30,926	30,756
Net Effect of Dilutive Stock Options	—	—	—	—
Weighted Average Shares - Diluted	30,914	30,784	30,926	30,756
Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted earnings per share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. The number of common shares covered by out-of-the-money stock options was approximately 645,000 shares as of July 3, 2021 and 872,000 shares as of June 27, 2020. Further, due to our net loss in the three and six month periods ended July 3, 2021 and June 27, 2020, the assumed exercise of stock compensation had an antidilutive effect and therefore was excluded from the computation of diluted loss per share.
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
Comprehensive Loss and Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

(In thousands)	July 3, 2021	December 31, 2020
Foreign Currency Translation Adjustments	$(4,490)	$(4,468)
Retirement Liability Adjustment – Before Tax	(13,396)	(14,264)
Tax Benefit of Retirement Liability Adjustment	2,282	2,282
Retirement Liability Adjustment – After Tax	(11,114)	(11,982)
Accumulated Other Comprehensive Loss	$(15,604)	$(16,450)
The components of other comprehensive income (loss) are as follows:

	Six Months Ended		Three Months Ended
(In thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Foreign Currency Translation Adjustments	$(22)	$(1,494)	$615	$810
Retirement Liability Adjustments:
Reclassifications to General and Administrative Expense:
Amortization of Prior Service Cost	201	201	100	100
Amortization of Net Actuarial Losses	667	344	334	173
Tax Benefit	—	(115)	—	(58)
Retirement Liability Adjustment	868	430	434	215
Other Comprehensive Income (Loss)	$846	$(1,064)	$1,049	$1,025

13) Supplemental Retirement Plan and Related Post Retirement Benefits
The Company has two non-qualified supplemental retirement defined benefit plans (“SERP” and “SERP II”) for certain executive officers. The following table sets forth information regarding the net periodic pension cost for the plans.

	Six Months Ended		Three Months Ended
(In thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Service Cost	$97	$111	$48	$56
Interest Cost	381	418	190	209
Amortization of Prior Service Cost	193	193	96	96
Amortization of Net Actuarial Losses	646	324	323	162
Net Periodic Cost	$1,317	$1,046	$657	$523
Participants in the SERP are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The net periodic cost was insignificant for the three and six months ended July 3, 2021 and June 27, 2020.
The service cost component of net periodic benefit costs above is recorded in Selling, General and Administrative Expenses within the Consolidated Condensed Statements of Operations, while the remaining components are recorded in Other Expense, Net of Other Income.
14) Sales to Major Customers
The loss of major customers or a significant reduction in business with a major customer would significantly, negatively impact our sales and earnings. In the three and six months ended July 3, 2021, the Company had no customer in excess of 10% of consolidated sales. Sales to one customer in the Aerospace segment represented 11% and 14% of consolidated sales for the three and six months ended June 27, 2020.
15) Legal Proceedings
Lufthansa
One of the Company’s subsidiaries is involved in numerous patent infringement actions brought by Lufthansa Technik AG (“Lufthansa”) in Germany, UK and France. The Company is vigorously defending all such litigation and proceedings. Additional information about these legal proceedings can be found in Note 19 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There were no significant developments in any of these matters during the three and six months ended July 3, 2021. The reserve for the German indirect claim was approximately $17.0 million at July 3, 2021, which included an additional $0.1 million and $0.3 million in interest accrued during the three and six months then ended. We currently believe it is unlikely that the appeals process will be completed and the damages and related interest will be paid within the next twelve months. Therefore, the liability related to this matter is classified within Other Liabilities (non-current) in the Consolidated Condensed Balance Sheets at July 3, 2021 and December 31, 2020.
Other
On March 23, 2020, Teradyne, Inc. filed a complaint against the Company and its subsidiary, Astronics Test Systems (“ATS”) (together, “the Defendants”) in the United States District Court for the Central District of California alleging patent and copyright infringement, and certain other related claims. The Defendants moved to dismiss certain claims from the case. On November 6, 2020, the Court dismissed the Company from the case, and also dismissed a number of claims, though the patent and copyright infringement claims remain. The case is currently in discovery. In addition, on December 21, 2020, ATS filed a petition with the US Patent Trial and Appeal Board (“PTAB”), seeking to invalidate the subject patent. The parties are waiting to learn whether the PTAB will institute the proceeding. Fact discovery has begun on both the patent and copyright claims and is not scheduled to be completed until February 2022. A summary judgment hearing is scheduled for May 19, 2022 and the jury trial is scheduled to begin on July 12, 2022. No amounts have been accrued for this matter in the July 3, 2021 financial statements, as loss exposure is neither probable nor estimable at this time.
Other than these proceedings, we are not party to any significant pending legal proceedings that management believes will result in a material adverse effect on our financial condition or results of operations.

16) Segment Information
Below are the sales and operating profit by segment for the three and six months ended July 3, 2021 and June 27, 2020 and a reconciliation of segment operating profit to income before income taxes. Operating profit is net sales less cost of products sold and other operating expenses excluding interest and corporate expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment.

	Six Months Ended		Three Months Ended
(In thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Sales:
Aerospace	$170,650	$243,734	$89,220	$102,597
Less Inter-segment Sales	(14)	(91)	—	(24)
Total Aerospace Sales	170,636	243,643	89,220	102,573
Test Systems	46,683	37,985	21,938	21,432
Less Inter-segment Sales	(304)	(350)	—	(311)
Total Test Systems Sales	46,379	37,635	21,938	21,121
Total Consolidated Sales	$217,015	$281,278	$111,158	$123,694
Segment Measure of Operating (Loss) Profit and Margins
Aerospace	$(8,269)	$(80,235)	$(2,706)	$(17,090)
	(4.8)%	(32.9)%	(3.0)%	(16.7)%
Test Systems	243	3,334	(946)	2,612
	0.5%	8.9%	(4.3)%	12.4%
Total Segment Measure of Operating (Loss) Profit	(8,026)	(76,901)	(3,652)	(14,478)
	(3.7)%	(27.3)%	(3.3)%	(11.7)%
Additions/Deductions from Segment Measure of Operating (Loss) Profit
Interest Expense, Net of Interest Income	3,457	3,316	1,699	1,983
Corporate Expenses and Other	8,487	13,511	2,815	7,990
Loss Before Income Taxes	$(19,970)	$(93,728)	$(8,166)	$(24,451)
Total Assets:

(In thousands)	July 3, 2021	December 31, 2020
Aerospace	$474,682	$484,885
Test Systems	99,205	105,079
Corporate	28,608	29,781
Total Assets	$602,495	$619,745
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
On October 4, 2019, the Company acquired the stock of the primary operating subsidiaries as well as certain other assets from mass transit and defense market test solution provider, Diagnosys Test Systems Limited for $7.0 million in cash, plus an earn-out estimated at a fair value of $2.5 million at the time of acquisition. The terms of the Diagnosys acquisition allow for a potential earn-out of up to an additional $13.0 million over the three years post-acquisition based on achievement of new order levels of over $72.0 million during that period. The fair value of this contingent consideration was estimated at $2.2 million as of December 31, 2020. The fair value assigned to the earnout was determined using the real options method, which requires Level 3 inputs such as new order forecasts, discount rate, volatility factors, and other market variables to assess the probability of Diagnosys achieving certain order levels over the period. Based on actual and forecasted new orders, the fair value was reduced to zero as of July 3, 2021, with the contingent consideration liability fair value adjustment of $2.2 million recorded within the Selling, General and Administrative line in the Consolidated Condensed Statement of Operations in the three and six months ended July 3, 2021.
There were no other financial assets or liabilities carried at fair value measured on a recurring basis at December 31, 2020 or July 3, 2021.
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
As further discussed in Note 6, we performed interim quantitative assessments for the reporting units which had goodwill as of March 28, 2020. Based on our quantitative assessments, the Company recorded non-cash goodwill impairment charges associated with four Aerospace reporting units, totaling approximately $12.6 million and $86.3 million within the Impairment Loss line in the Consolidated Condensed Statement of Operations in the three and six months ended June 27, 2020, respectively. The impairment loss was calculated as the difference between the fair value of the reporting unit (which was calculated using level 3 inputs) and the carrying value of the reporting unit. As of July 3, 2021, the Company concluded that no indicators of additional impairment relating to intangible assets or goodwill existed and an interim test was not performed in the three or six months then ended.
Long-lived assets are evaluated for recoverability whenever adverse effects or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability test consists of comparing the undiscounted projected cash flows of the asset or asset group (which are Level 3 inputs) with the asset of asset group’s carrying amount. Should the carrying amount exceed undiscounted projected cash flows, an impairment loss would be recognized to the extent the carrying amount exceeds fair value. In conjunction with the deteriorating economic conditions associated with the COVID-19 pandemic, we recorded an impairment charge to ROU assets of approximately $0.7 million incurred in the Aerospace segment within the Impairment Loss line in the Consolidated Condensed Statement of Operations in the six months ended June 27, 2020. As of July 3, 2021, the Company concluded that no indicators of additional impairment relating to long-lived assets existed.
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

In the fourth quarter of 2019, in an effort to reduce the significant operating losses at our AeroSat business, the Company initiated a restructuring plan to reduce costs and minimize losses of our AeroSat antenna business. There were $0.2 million in additional restructuring charges associated with this initiative recorded in the three and six months ended July 3, 2021. The Company incurred $0.3 million in additional restructuring charges associated with severance at AeroSat during the six months ended June 27, 2020.
The following tables reconcile the beginning and ending liability for restructuring charges:

2021
Balance as of January 1	$5,631
Restructuring Charges	221
Cash Paid	(1,559)
Balance as of July 3	$4,293
The liability is within Accrued Expenses and Other Current Liabilities and is comprised of employee termination benefits expected to be paid within the next 12 months as well as payments to be made under AeroSat’s non-cancelable inventory purchase commitments. The non-cancelable purchase commitments are for inventory in the future which is not expected to be purchased prior to the expiration date of such agreements as a result of the restructuring plan.
19) Subsequent Events
As of July 3, 2021, the Company has agreed to sell certain facilities within the Aerospace segment as a result of consolidating certain facilities. Accordingly, the property, plant and equipment assets associated with these facilities of $3.8 million have been classified as held for sale in the Consolidated Condensed Balance Sheets at July 3, 2021. Subsequent to July 3, 2021, the Company signed an agreement with a buyer to sell the facilities. The gain on sale of approximately $5.3 million will be recorded during the third quarter of 2021.

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
In February 2021, the Company was notified by the buyer that they have calculated $10.7 million as being payable to the Company under the contingent earnouts related to the year ended December 31, 2020. In April 2021, the buyer provided a revised calculation, indicating, rather, that $7.1 million is payable to the Company for the 2020 earnout. The Company and the buyer are currently reviewing the calculations and underlying data and are engaged in negotiations. The Company expects to record the additional gain for whatever amount is realized on the earnout when that review is complete and agreement is reached. The timing and amount of any amount realized is uncertain and subject to risks and uncertainties as we continue the review and negotiation process.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Six Months Ended		Three Months Ended
($ in thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Sales	$217,015	$281,278	$111,158	$123,694
Gross Profit (sales less cost of products sold)	$29,668	$62,552	$15,395	$26,833
Gross Margin	13.7%	22.2%	13.8%	21.7%
Selling, General and Administrative Expenses	$45,100	$61,771	$21,315	$32,904
SG&A Expenses as a Percentage of Sales	20.8%	22.0%	19.2%	26.6%
Impairment Loss	$—	$87,016	$—	$12,608
Interest Expense, Net of Interest Income	$3,457	$3,316	$1,699	$1,983
Effective Tax Rate	(0.2)%	3.4%	0.8%	3.6%
Net Loss	$(20,008)	$(90,542)	$(8,099)	$(23,579)
A discussion by segment can be found at “Segment Results of Operations and Outlook” in this MD&A.
CONSOLIDATED SECOND QUARTER RESULTS
Consolidated sales were down $12.5 million from the second quarter of 2020. Aerospace sales were down $13.4 million, and Test System sales increased $0.8 million.
Consolidated cost of products sold in the second quarter of 2021 was $95.8 million, compared with $96.9 million in the prior-year period. The decrease was primarily due to lower sales volume related to the continued impacts of the COVID-19 pandemic on the global aerospace industry. Gross margin declined from 21.7% to 13.8% due to leverage lost on lower volumes.
Selling, general and administrative (“SG&A”) expenses were $21.3 million in the second quarter of 2021 compared with $32.9 million in the prior-year period. The current year period benefited from a $2.2 million non-cash reduction of the fair value of a contingent consideration liability related to the 2019 acquisition of Diagnosys Test Systems. The Company incurred $4.9 million in restructuring-related severance charges in the second quarter of 2020, primarily in the Aerospace segment. Further, non-cash goodwill impairment charges of $12.6 million in the Aerospace segment were recognized in the second quarter of 2020 due to reduced expectations of future operating results due to further commercial aircraft order reductions, delays and cancellations at a major customer of our PECO reporting unit.
Other Expense, Net of Other Income in the prior year included a $3.5 million impairment of an equity investment.
The effective tax rate for the quarter was 0.8%, compared with 3.6% in the second quarter of 2020. The 2021 tax rate was impacted by State and Foreign income taxes. The 2020 tax rate was impacted by permanently non-deductible goodwill impairment of $12.6 million which no tax benefit has been recognized, and a Federal valuation allowance recorded of approximately $0.5 million.
Consolidated net loss was $8.1 million, or $0.26 per diluted share, compared with net loss of $23.6 million, or $0.77 per diluted share, in the prior year. The after tax impact of the prior year impairment was $0.41 per diluted share.
Supply chain pressures became increasingly impactful as the quarter progressed, mostly affecting delivery schedules but with some pricing pressure also. These pressures limited the Company’s ability to respond to accelerated or quick-turn delivery requests from customers. The Company estimates that revenue would have been $5 million to $10 million higher in the second quarter if its supply chain was performing normally.
Bookings were $126.3 million, for a book-to-bill ratio of 1.14:1. Backlog at the end of the quarter was $312.7 million. Approximately $183.6 million, or 59%, of backlog is expected to ship in the remainder of 2021.
CONSOLIDATED YEAR-TO-DATE RESULTS
Consolidated sales were down $64.3 million. Aerospace sales were down $73.0 million from the first half of 2020. Test System sales increased $8.7 million.
Consolidated cost of products sold in the first half of 2021 was $187.3 million, compared with $218.7 million in the prior-year period. The decrease was primarily due to lower volume related to the continued impacts of the COVID-19 pandemic on the global aerospace industry.

SG&A expenses were $45.1 million in the first half of 2021 compared with $61.8 million the prior-year period. The current year period benefited from a $2.2 million non-cash reduction of the fair value of a contingent consideration liability. The Company incurred $5.4 million in restructuring-related severance charges in the first half of 2020, primarily in the Aerospace segment. Non-cash goodwill and long-lived asset impairment charges of $87.0 million in the Aerospace segment were recognized in 2020 due to reduced expectations of future operating results caused by the COVID-19 pandemic.
Other Expense, Net of Other Income in the prior year included a $3.5 million impairment of an equity investment.
The effective tax rate for the first half of 2021 was (0.2)%, compared with 3.4% in the first half of 2020. The tax rate in the 2021 period was impacted by State and Foreign income taxes as well as changes in the valuation allowance previously recorded against federal deferred tax assets. The 2020 tax rate was impacted by permanently non-deductible goodwill impairments of $60.8 million and a Federal valuation allowance recorded of approximately $7.5 million.
Consolidated net loss was $20.0 million, or $0.65 per diluted share, compared with net loss of $90.5 million, or $2.94 per diluted share, in the prior year. The after-tax impact of the prior year impairment was $2.64 per diluted share.
COVID-19 Impacts on Our Business
The spread of the COVID-19 outbreak has disrupted businesses on a global scale. On March 11, 2020, the World Health Organization classified the outbreak as a pandemic. COVID-19 has caused disruption and volatility in the global capital markets, and has authored an economic slowdown in the Aerospace industry in particular. As we entered this crisis, the Company established two clear priorities: first and foremost the health and safety of our employees and their families, and second, continuing to meet the needs of our customers and secure the financial well-being of the Company. Substantially all of our operations and production activities have, to-date, remained operational. In response to the COVID-19 crisis, we implemented changes in our work practices to maintain a safe working environment for production employees at our facilities, while enabling other employees to productively work from home. As we commence bringing employees back to the workplace and return to in-person meetings with customers and suppliers, we are adopting a flexible work approach. This will allow for a smooth transition from COVID-19 conditions to a future that better meets the needs of the business and the interests of our employees. In terms of maintaining our financial health and liquidity, in early 2020, we implemented workforce reduction activities to align capacity with expected demand. We also implemented significant cost conservation measures, and we continue to closely monitor spending priorities. As economic activity recovers, we continue to monitor the situation, to assess further possible implications on our operations, supply chain, liquidity, cash flow and customer orders, and to take actions in an effort to mitigate adverse consequences. We believe that our existing financial arrangements are sufficient to meet our operating needs, and have adequate borrowings availability under our Credit Agreement that could provide additional relief if necessary.
See Part II, Item 1A, Risk Factors, for an additional discussion of risk related to supply chain disruptions.
Outlook
Consolidated sales were $217 million in the first half of 2021 and we are expecting an uptick in the second half to about $240 million, weighted slightly to the fourth quarter. We are assuming that the world will continue to make steady progress against the pandemic, and that supply chain stresses will not get worse. We will be watching eagerly for demand signals which will determine our expectations for 2022.
Our expectation for capital expenditures for 2021 remains unchanged at $10 million to $11 million.
Consolidated backlog at July 3, 2021 was $312.7 million. Approximately 59% of the backlog is expected to be recognized as revenue in 2021.
Our expectation for capital expenditures for 2021 remains unchanged at $10 million to $11 million.
While core aerospace markets have strengthened as vaccination rates rise and passenger traffic accelerated, the ultimate impact of COVID-19 on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic, virus variants, vaccination rates and efficacy and the related length of impact on the global economy and specifically on the markets we are active in, which is uncertain and cannot be predicted at this time.
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

AEROSPACE SEGMENT

	Six Months Ended		Three Months Ended
(In thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Sales	$170,650	$243,734	$89,220	$102,597
Less Inter-segment Sales	(14)	(91)	—	(24)
Total Aerospace Sales	$170,636	$243,643	$89,220	$102,573
Operating Loss	$(8,269)	$(80,235)	$(2,706)	$(17,090)
Operating Margin	(4.8)%	(32.9)%	(3.0)%	(16.7)%

Aerospace Sales by Market
(In thousands)
Commercial Transport	$86,001	$170,323	$47,793	$67,548
Military	37,783	32,165	16,801	14,052
Business Jet	29,022	30,548	14,994	15,542
Other	17,830	10,607	9,632	5,431
	$170,636	$243,643	$89,220	$102,573
Aerospace Sales by Product Line
(In thousands)
Electrical Power & Motion	$64,092	$116,019	$34,748	$46,563
Lighting & Safety	51,468	65,653	24,368	27,731
Avionics	32,864	41,277	18,021	19,134
Systems Certification	1,838	4,991	960	1,660
Structures	2,544	5,096	1,491	2,054
Other	17,830	10,607	9,632	5,431
	$170,636	$243,643	$89,220	$102,573

(In thousands)	July 3, 2021	December 31, 2020
Total Assets	$474,682	$484,885
Backlog	$239,088	$191,081
AEROSPACE SECOND QUARTER RESULTS
Aerospace segment sales decreased $13.4 million, or 13.0%, to $89.2 million.
Sales continued to be negatively affected by low commercial aircraft build rates and a weak commercial aircraft aftermarket as airlines have reduced spending and grounded aircraft due to the global COVID-19 pandemic.
Commercial aerospace continues to see depressed sales relative to pre-pandemic levels. Sales to this market were $47.8 million, or 43.0% of consolidated revenue in the quarter, compared with $67.5 million, or 54.6% of consolidated revenue in the second quarter of 2020. Demand related to new build and retrofit narrow body aircraft is improving and expected to continue to build through 2021 and into the future. The improvement has been driven by growing domestic travel supporting increased production rates of the 737 MAX and narrow body aircraft being placed back in service. The production and utilization rates of widebody aircraft have remained very low as international travel has been slow to recover.
Military Aircraft sales increased $2.7 million, or 19.6%, to $16.8 million. Improvement year-over-year includes incremental non-recurring engineering revenue associated with new programs under development.
Business Jet sales were down $0.5 million, or 3.5%, to $15.0 million.
Other revenue increased $4.2 million to $9.6 driven by increased contract manufacturing programs.
Aerospace segment operating loss was $2.7 million compared with operating loss of $17.1 million for the same period last year. Leverage lost on reduced sales significantly impacted operating results. Aerospace operating profit in the prior-year period was impacted by goodwill impairment charges of $12.6 million and restructuring-related severance charges of $4.6 million, as previously discussed.
AEROSPACE YEAR-TO-DATE RESULTS
Aerospace segment sales decreased $73.0 million, or 30.0%, to $170.6 million. Sales continued to be negatively affected by reasons stated during the quarter.
Aerospace segment operating loss was $8.3 million compared with operating loss of $80.2 million for the same period last year. Leverage lost on reduced sales significantly impacted operating results. Aerospace operating profit in the prior-year period was impacted by impairment charges of $87.0 million, of which $86.3 million was related to goodwill, and restructuring-related severance charges of $5.1 million.
AEROSPACE OUTLOOK
Aerospace bookings in the second quarter of 2021 were $118.2 million, for a book-to-bill ratio of 1.32:1. The Aerospace segment’s backlog at the end of the second quarter of 2021 was $239.1 million with approximately $155.7 million expected to be recognized as revenue over the remaining part of 2021 and $196.7 million scheduled over the next 12 months.
TEST SYSTEMS SEGMENT

	Six Months Ended		Three Months Ended
(In thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Sales	$46,683	$37,985	$21,938	$21,432
Less Inter-segment Sales	(304)	(350)	—	(311)
Total Test Systems Sales	$46,379	$37,635	$21,938	$21,121
Operating profit (loss)	$243	$3,334	$(946)	$2,612
Operating Margin	0.5%	8.9%	(4.3)%	12.4%

Test Systems Sales by Market
(In thousands)
Semiconductor	$—	$2,822	$—	$1,188
Aerospace & Defense	46,379	34,813	21,938	19,933
	$46,379	$37,635	$21,938	$21,121

(In thousands)	July 3, 2021	December 31, 2020
Total Assets	$99,205	$105,079
Backlog	$73,621	$92,337
TEST SYSTEMS SECOND QUARTER RESULTS
Test Systems segment sales were $21.9 million, up $0.8 million compared to the prior-year period.
Test Systems operating loss was $0.9 million, or 4.3% of sales, compared with operating profit of $2.6 million, or 12.4% of sales, in the second quarter of 2020. Operating profit in the second quarter of 2021 was negatively affected by $1.0 million in legal fees related to infringement claims. Operating results in 2020 benefited from $1.2 million in semiconductor warranty revenue.
TEST SYSTEMS YEAR-TO-DATE RESULTS
Test Systems segment sales were $46.4 million, up $8.7 million compared with the prior-year period.
Test Systems operating profit was $0.2 million, or 0.5% of sales, compared with $3.3 million, or 8.9% of sales, in the second quarter of 2020. Operating profit in the first half of 2021 was negatively affected by $1.9 million in legal fees related to infringement claims. Operating results in 2020 benefited from $2.8 million in semiconductor warranty revenue.

TEST SYSTEMS OUTLOOK
Bookings for the Test Systems segment in the quarter were $8.2 million, for a book-to-bill ratio of 0.37:1 for the quarter. The Test Systems segment’s backlog at the end of the second quarter of 2021 was $73.6 million, with approximately $27.9 million expected to be recognized as revenue over the remaining part 2021 and approximately $41.4 million scheduled over the next 12 months.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities:
Cash used for operating activities totaled $2.3 million for the first six months of 2021, as compared with $41.5 million cash provided by operating activities during the same period in 2020. Cash flow from operating activities decreased compared with the same period of 2020 primarily due to lower net income adjusted for non-cash expenses and income in 2021 compared with 2020 due to the impacts of the COVID-19 pandemic on our business, coupled with changes in net operating assets.
Investing Activities:
Cash used for investing activities was $3.6 million for the first six months of 2021 compared with $2.3 million in cash used for investing activities in the same period of 2020 due to a decrease in capital expenditures coupled with proceeds from the sale of assets in the prior year. The Company expects capital spending in 2021 to be in the range of $10 million and $11 million.
Financing Activities:
Cash used for financing activities totaled $0.9 million for the first six months of 2021, as compared with $24.0 million cash used for financing activities during the same period in 2020. Cash flow used for financing activities decreased compared with the same period of 2020 due to net payments on our senior credit facility of $15.0 million in the first six months of 2020, coupled with $7.7 million of share repurchases before the 10b-5 plan associated with the share repurchase program was terminated.
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
In May 2020, the Company executed an amendment to the Agreement (the “Amended Facility”), which reduced the revolving credit line from $500 million to $375 million. The Amended Facility suspended the application of the leverage ratio up through and including the second quarter of 2021 (the “suspension period”). The maximum net leverage ratio will be 6.00 to 1 for the third quarter of 2021, 5.50 to 1 for the fourth quarter of 2021, 4.50 to 1 for the first quarter of 2022, and return to 3.75 to 1 for each quarter thereafter.
At July 3, 2021, there was $173.0 million outstanding on the revolving credit facility and there remained $200.9 million available subject to the minimum liquidity covenant discussed below, net of outstanding letters of credit. The credit facility allocates up to $20 million of the $375 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. At July 3, 2021, outstanding letters of credit totaled $1.1 million.
Through the third quarter of 2021, the Amended Facility requires the Company to maintain minimum liquidity, defined as unrestricted cash plus the unused revolving credit commitments, of $180 million at all times. Through the second quarter of 2021, the Company was required to maintain a minimum interest coverage ratio of 1.75x on a quarterly basis, except for the first quarter of 2021, which was set at 1.50x. The Company was in compliance with its financial covenants at July 3, 2021. During the suspension period, the Company paid interest on the unpaid principal amount of the Amended Facility at a rate equal to one-, three- or six-month LIBOR (which shall be at least 1.00%) plus 2.25%. The Company paid a commitment fee to the lenders in an amount equal to 0.35% on the undrawn portion of the Amended Facility. After the suspension period, the Company will pay interest on the unpaid principal amount of the Amended Facility at a rate equal to one-, three- or six-month LIBOR (which shall be at least 1.00%) plus between 1.00% to 2.25% based upon the Company’s leverage ratio. The Company will also pay a commitment fee to the lenders in an amount equal to 0.10% to 0.35% on the undrawn portion of the Amended Facility, based upon the Company’s leverage ratio. The Amended Facility provided for the payment of a consent fee of 15 basis points of the commitment for each consenting lender. The Amended Facility also temporarily restricts certain activities, including acquisitions and share repurchases, through the second quarter of 2022.
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
BACKLOG
The Company’s backlog at July 3, 2021 was $312.7 million compared with $283.4 million at December 31, 2020 and $307.2 million at June 27, 2020.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Market Risk in Item 2, above.

Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 3, 2021. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 3, 2021.
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
If critical components or raw materials used to manufacture our products or used in our development programs become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products and in completing our development programs, which has damaged, and could continue to damage, our business, results of operations and financial condition. We purchase certain components, subassemblies and systems from a limited group of suppliers, some of which are sole source suppliers. We often do not have long-term agreements in place with these suppliers that obligate them to continue to sell components, subassemblies, systems or other products to us. Our substantial reliance on these suppliers involves significant risks and uncertainties, including whether our suppliers will be able to provide an adequate supply of required components, subassemblies, or systems of sufficient quality, will increase prices, including significantly, for the components, subassemblies or systems that they sell to us and will perform their supply obligations to us on a timely basis. The occurrence of these types of supply chain pressures have negatively impacted, and may in the future continue to negatively impact, our ability to meet delivery deadlines and to respond to accelerated or quick-turn delivery requests from customers. Consequently, these supply chain pressures have had, and may continue in the future to have, a negative impact on our revenues and results of operations. These types of negative financial impacts on our business may become only more acute as supply chain pressures increase.
In addition, certain critical components or raw materials used in the manufacture of our products and used in our development programs have been, and may in the future continue to be, periodically subject to supply shortages, and, as a result, our supply chain is subject to the risk of price increases and periodic delays in delivery, which, in turn, have impacted, and in the future may continue to impact, our ability to meet the product delivery dates for our end customers. Particularly, the market for electronic components is experiencing increased demand, creating substantial uncertainty regarding our suppliers’ continued production of key components for our products. If we are unable to obtain components from third party suppliers in the quantities and of the quality that we require, on a timely basis and at acceptable prices, then we may not be able to timely complete development programs or deliver our products on a timely or cost effective basis to our customers, which could cause customers to terminate their contracts with us, increase our costs and seriously damage our business, results of operations and financial condition. Moreover, if any of our suppliers become financially unstable, or otherwise unable or unwilling to provide us with raw materials or components, then we may have to find new suppliers. It may take several months to locate alternative suppliers, if required, or to redesign our products to accommodate components from different suppliers. We may experience significant delays in manufacturing and shipping our products to customers and incur additional development, manufacturing and other costs to establish alternative sources of supply if we lose any of these sources or are required to redesign our products. We cannot predict if we will be able to obtain replacement components within the time frames that we require at an acceptable cost, if at all. In particular, governmental measures responsive to the global COVID-19 pandemic have disrupted manufacturing and many supply chains, including our supply chain, which has had, and is expected to continue to have, a significant impact, both direct and indirect, on businesses and commerce worldwide, including our business. Although we have had some, though not yet materially significant, delays from our suppliers and we keep stock of all our raw materials and other product components with long lead times to assist in the event that our supply chain is disrupted, if the COVID-19 outbreak continues or worsens and results in a prolonged period of commercial and/or governmental restrictions, this may further impact our ability to acquire certain raw materials and components used in the manufacture of our products and in our development programs.

Item 2. Unregistered sales of equity securities and use of proceeds
c. The following table summarizes our purchases of our common stock for the quarter ended July 3, 2021.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that may yet be Purchased Under the Program (1)
April 4, 2021 - July 3, 2021 (2)	359	$19.78	—	$41,483,815
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
(2) On June 15, 2021, we accepted delivery of 359 shares at $19.78 in connection with the exercise of stock options.
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

ASTRONICS CORPORATION
(Registrant)
Date:	August 9, 2021	By:	/s/ David C. Burney
David C. Burney Executive Vice President and Chief Financial Officer (Principal Financial Officer)