Form 10-Q
period 2021-10-02
ASTRONICS CORP
filed 2021-11-09
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 2, 2021
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2021, 31,460,404 shares of common stock were outstanding consisting of 25,083,995 shares of common stock ($.01 par value) and 6,376,409 shares of Class B common stock ($.01 par value).

Part I – Financial Information
Item 1. Financial Statements
ASTRONICS CORPORATION
Consolidated Condensed Balance Sheets
October 2, 2021 with Comparative Figures for December 31, 2020
(Unaudited)
(In thousands)

	October 2, 2021	December 31, 2020

Current Assets:
Cash and Cash Equivalents	$29,091	$40,412
Accounts Receivable, Net of Allowance for Estimated Credit Losses	107,690	93,056
Inventories	157,163	157,059
Prepaid Expenses and Other Current Assets	34,135	26,420
Assets Held for Sale	3,760	—
Total Current Assets	331,839	316,947
Property, Plant and Equipment, Net of Accumulated Depreciation	97,435	106,678
Operating Right-of-Use Assets	17,585	18,953
Other Assets	6,975	8,999
Intangible Assets, Net of Accumulated Amortization	98,190	109,886
Goodwill	58,282	58,282
Total Assets	$610,306	$619,745
Current Liabilities:
Accounts Payable	$24,456	$26,446
Current Operating Lease Liabilities	7,124	4,998
Accrued Expenses and Other Current Liabilities	47,987	37,721
Customer Advance Payments and Deferred Revenue	22,249	24,571
Total Current Liabilities	101,816	93,736
Long-term Debt	183,000	173,000
Long-term Operating Lease Liabilities	13,314	16,637
Other Liabilities	60,516	66,001
Total Liabilities	358,646	349,374
Shareholders’ Equity:
Common Stock	353	347
Accumulated Other Comprehensive Loss	(16,313)	(16,450)
Other Shareholders’ Equity	267,620	286,474
Total Shareholders’ Equity	251,660	270,371
Total Liabilities and Shareholders’ Equity	$610,306	$619,745
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Operations
Three and Nine Months Ended October 2, 2021 With Comparative Figures for 2020
(Unaudited)
(In thousands, except per share data)

	Nine Months Ended		Three Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Sales	$328,856	$387,784	$111,841	$106,506
Cost of Products Sold	281,957	310,059	94,610	91,333
Gross Profit	46,899	77,725	17,231	15,173
Selling, General and Administrative Expenses	66,829	85,941	21,729	24,170
Impairment Loss	—	87,016	—	—
Loss from Operations	(19,930)	(95,232)	(4,498)	(8,997)
Other Expense, Net of Other Income	1,627	4,546	546	369
Interest Expense, Net of Interest Income	5,252	5,091	1,795	1,775
Loss Before Income Taxes	(26,809)	(104,869)	(6,839)	(11,141)
Provision for (Benefit from) Income Taxes	373	(9,073)	335	(5,887)
Net Loss	$(27,182)	$(95,796)	$(7,174)	$(5,254)
Loss Per Share:
Basic	$(0.88)	$(3.11)	$(0.23)	$(0.17)
Diluted	$(0.88)	$(3.11)	$(0.23)	$(0.17)
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Comprehensive (Loss) Income
Three and Nine Months Ended October 2, 2021 With Comparative Figures for 2020
(Unaudited)
(In thousands)

	Nine Months Ended		Three Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net Loss	$(27,182)	$(95,796)	$(7,174)	$(5,254)
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(1,165)	(85)	(1,143)	1,409
Retirement Liability Adjustment – Net of Tax	1,302	645	434	215
Total Other Comprehensive Income (Loss)	137	560	(709)	1,624
Comprehensive Loss	$(27,045)	$(95,236)	$(7,883)	$(3,630)
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Cash Flows
Nine Months Ended October 2, 2021 With Comparative Figures for 2020

(Unaudited, In thousands)	Nine Months Ended
Cash Flows from Operating Activities:	October 2, 2021	September 26, 2020
Net Loss	$(27,182)	$(95,796)
Adjustments to Reconcile Net Loss to Cash Flows from Operating Activities:
Depreciation and Amortization	21,950	24,095
Provisions for Non-Cash Losses on Inventory and Receivables	2,750	4,535
Equity-based Compensation Expense	5,147	3,924
Deferred Tax (Benefit) Expense	(145)	1,127
Non-cash Severance Expense	182	3,007
Operating Lease Non-Cash Expense	3,783	3,352
Equity Investment Other Than Temporary Impairment	—	3,493
Impairment Loss	—	87,016
Contingent Consideration Liability Fair Value Adjustment	(2,200)	—
Other	3,010	6,622
Cash Flows from Changes in Operating Assets and Liabilities:
Accounts Receivable	(15,027)	53,604
Inventories	(3,255)	(19,807)
Accounts Payable	(1,883)	(9,589)
Accrued Expenses	1,733	(11,340)
Other Current Assets and Liabilities	(666)	(224)
Customer Advance Payments and Deferred Revenue	(2,215)	(6,474)
Income Taxes	217	(12,316)
Operating Lease Liabilities	(4,395)	(3,412)
Supplemental Retirement and Other Liabilities	(304)	(304)
Cash Flows from Operating Activities	(18,500)	31,513
Cash Flows from Investing Activities:
Capital Expenditures	(4,639)	(5,575)
Proceeds on Sale of Assets	30	1,600
Cash Flows from Investing Activities	(4,609)	(3,975)
Cash Flows from Financing Activities:
Proceeds from Long-term Debt	20,000	150,000
Payments for Long-term Debt	(10,000)	(170,000)
Purchase of Outstanding Shares for Treasury	—	(7,732)
Financing Fees	—	(360)
Stock Options Activity	3,187	33
Finance Lease Principal Payments	(878)	(1,425)
Cash Flows from Financing Activities	12,309	(29,484)
Effect of Exchange Rates on Cash	(521)	(63)
Decrease in Cash and Cash Equivalents	(11,321)	(2,009)
Cash and Cash Equivalents at Beginning of Period	40,412	31,906
Cash and Cash Equivalents at End of Period	$29,091	$29,897
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Shareholders' Equity
Three and Nine Months Ended October 2, 2021 With Comparative Figures for 2020
(Unaudited)
(In thousands)

	Nine Months Ended		Three Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Common Stock
Beginning of Period	$278	$269	$283	$274
Net Exercise of Stock Options	6	—	6	—
Class B Stock Converted to Common Stock	5	8	—	3
End of Period	289	277	289	277
Convertible Class B Stock
Beginning of Period	69	76	64	72
Net Exercise of Stock Options	—	1	—	—
Class B Stock Converted to Common Stock	(5)	(8)	—	(3)
End of Period	64	69	64	69
Additional Paid in Capital
Beginning of Period	82,187	76,340	85,829	79,179
Net Exercise of Stock Options and Equity-based Compensation Expense	8,328	3,956	4,686	1,117
End of Period	90,515	80,296	90,515	80,296
Accumulated Comprehensive Loss
Beginning of Period	(16,450)	(15,628)	(15,604)	(16,692)
Foreign Currency Translation Adjustments	(1,165)	(85)	(1,143)	1,409
Retirement Liability Adjustment – Net of Taxes	1,302	645	434	215
End of Period	(16,313)	(15,068)	(16,313)	(15,068)
Retained Earnings
Beginning of Period	312,803	428,584	292,795	338,042
Net Loss	(27,182)	(95,796)	(7,174)	(5,254)
End of Period	285,621	332,788	285,621	332,788
Treasury Stock
Beginning of Period	(108,516)	(100,784)	(108,516)	(108,516)
Purchase of Shares	—	(7,732)	—	—
End of Period	(108,516)	(108,516)	(108,516)	(108,516)
Total Shareholders’ Equity	$251,660	$289,846	$251,660	$289,846
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Shareholders' Equity, Continued
Three and Nine Months Ended October 2, 2021 With Comparative Figures for 2020
(Unaudited)
(In thousands)

	Nine Months Ended		Three Months Ended
(Shares)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Common Stock
Beginning of Period	27,825	26,874	28,315	27,355
Net Issuance from Exercise of Stock Options	554	69	534	44
Class B Stock Converted to Common Stock	512	790	42	334
End of Period	28,891	27,733	28,891	27,733
Convertible Class B Stock
Beginning of Period	6,877	7,650	6,420	7,209
Net Issuance from Exercise of Stock Options	13	16	—	1
Class B Stock Converted to Common Stock	(512)	(790)	(42)	(334)
End of Period	6,378	6,876	6,378	6,876
Treasury Stock
Beginning of Period	3,808	3,526	3,808	3,808
Purchase of Shares	—	282	—	—
End of Period	3,808	3,808	3,808	3,808
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Notes to Consolidated Condensed Financial Statements
October 2, 2021
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
Operating Results
The results of operations for any interim period are not necessarily indicative of results for the full year. In addition, the COVID-19 pandemic has increased the volatility we experience in our financial results in recent periods and this could continue in future interim and annual periods. Operating results for the nine months ended October 2, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
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
In February 2021, the Company was notified by the buyer that they have calculated $10.7 million as being payable to the Company under the contingent earnouts related to the year ended December 31, 2020. In April 2021, the buyer provided a revised calculation, indicating, rather, that $7.1 million is payable to the Company for the 2020 earnout. The Company and the buyer are currently reviewing the calculations and underlying data and are engaged in negotiations. The Company expects to record the additional gain when that review is complete and agreement is reached. The timing and amount of any amount realized is uncertain and subject to risks and uncertainties as we continue the review and negotiation process.
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
In September 2021 the Company also entered into an agreement with the U.S. Department of Transportation (“USDOT”) under the Aviation Manufacturing Jobs Protection Program (“AMJP”) for a grant of up to $14.7 million. The Company received the first installment of $7.3 million under the grant in September 2021. The remaining balance due to be received of $7.4 million has been classified within Prepaid Expenses and Other Current Assets on the Consolidated Condensed Balance Sheets as of October 2, 2021. The Company expects to receive a second installment in the range of $5 million to $6 million during the fourth quarter of 2021 and a final installment in the second or third quarter of 2022 upon final confirmation from the USDOT of the Company meeting its grant commitments. The receipt of the full award is primarily conditioned upon the Company committing to not furlough or lay off a defined group of employees during the six-month period of performance between September 2021 and March 2022. The grant benefit will be recognized over the six-month performance period as a reduction to Cost of Products Sold in proportion to the compensation expense that the award is intended to defray. During the quarter ended October 2, 2021, the Company recognized $1.1 million of the award. The unearned portion of the AMJP award of $13.6 million has been reported within Accrued Expenses and Other Current Liabilities in the Consolidated Balance Sheet at October 2, 2021.
The following table presents the COVID-19 related government assistance, including AMJP, recorded during the three and nine months ended October 2, 2021:

	Nine Months Ended		Three Months Ended
(In thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Cost of Products Sold	$3,185	$1,457	$1,706	$906
Selling, General and Administrative Expenses	190	176	43	75
Total	$3,375	$1,633	$1,749	$981
Trade Accounts Receivable and Contract Assets
The allowance for estimated credit losses is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as the age of the receivable balances, historical experience, credit quality, current economic conditions, and reasonable and supportable forecasts of future economic conditions that may affect a customer’s ability to pay. The allowance for estimated credit losses balance was $3.3 million and $3.2 million at October 2, 2021 and December 31, 2020, respectively. The Company’s bad debt expense was insignificant during the three and nine months ended October 2, 2021, and insignificant and $1.7 million in the three and nine months ended September 26, 2020, respectively. Total writeoffs charged against the allowance were insignificant in the three and nine months ended October 2, 2021, and $1.1 million and $1.2 million in the three and nine months ended September 26, 2020. Total recoveries were insignificant in both the three and nine months ended October 2, 2021 and September 26, 2020.

The Company's exposure to credit losses may increase if its customers are adversely affected by global economic recessions, disruption associated with the current COVID-19 pandemic, industry conditions, or other customer-specific factors. Although the Company has historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade receivables and contract assets as airlines and other aerospace companies’ cash flows are impacted by the COVID-19 pandemic.
Assets of Business Held for Sale
Assets held for sale are to be reported at lower of its carrying amount or fair value less cost to sell. Judgment is required in estimating the sales price of assets held for sale and the time required to sell the assets. These estimates are based upon available market data and operating cash flows of the assets held for sale.
As of October 2, 2021, the Company has agreed to sell one of its facilities within the Aerospace segment as a result of consolidating certain facilities. Accordingly, the property, plant and equipment assets associated with this facility of $3.8 million have been classified as held for sale in the Consolidated Condensed Balance Sheets at October 2, 2021. The facility was sold subsequent to quarter-end. See note 19 for further information.
Cost of Products Sold, Engineering and Development, Interest, and Selling, General and Administrative Expenses
Cost of products sold includes the costs to manufacture products such as direct materials and labor and manufacturing overhead as well as all engineering and development costs. The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. These costs are expensed when incurred and included in cost of products sold. Research and development, design and related engineering amounted to $21.8 million and $16.4 million for the three months ended and $64.7 million and $65.0 million for the nine months ended October 2, 2021 and September 26, 2020, respectively. Selling, general and administrative expenses include costs primarily related to our sales and marketing departments and administrative departments. Interest expense is shown net of interest income. Interest income was insignificant for the three and nine months ended October 2, 2021 and September 26, 2020.
Goodwill Impairment
The Company tests goodwill at the reporting unit level on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
As a result of the qualitative factors related to the COVID-19 pandemic, as discussed above, we performed interim quantitative assessments for the reporting units which had goodwill as of March 28, 2020, and an additional assessment of our PECO reporting unit as of June 27, 2020. Based on our quantitative assessments, the Company recorded goodwill impairment charges associated with four Aerospace reporting units, totaling $86.3 million within the Impairment Loss line in the Consolidated Condensed Statements of Operations in the nine months ended September 26, 2020.
As of October 2, 2021, the Company concluded that no indicators of impairment relating to intangible assets or goodwill existed and an interim test was not performed in the three or nine months then ended.
For additional information regarding the quantitative test and the related goodwill impairment see Note 6.
Valuation of Long-Lived Assets
Long-lived assets are evaluated for recoverability whenever adverse effects or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability test consists of comparing the undiscounted projected cash flows with the carrying amount. Should the carrying amount exceed undiscounted projected cash flows, an impairment loss would be recognized to the extent the carrying amount exceeds fair value. In conjunction with the deteriorating economic conditions associated with the COVID-19 pandemic, we recorded an impairment charge to right-of-use (“ROU”) assets of approximately $0.7 million incurred in one reporting unit in the Aerospace segment within the Impairment Loss line in the Consolidated Condensed Statements of Operations in the nine months ended September 26, 2020. As of October 2, 2021 and for the three and nine month periods then ended, the Company concluded that no indicators of additional impairment relating to long-lived assets existed.
Foreign Currency Translation
The aggregate foreign currency transaction gain or loss included in operations was insignificant for the three and nine months ended October 2, 2021 and September 26, 2020.

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

The Company recognizes an asset for the incremental, material costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year and the costs are expected to be recovered. These incremental costs include, but are not limited to, sales commissions incurred to obtain a contract with a customer. As of October 2, 2021, the Company does not have material incremental costs on any open contracts with an original expected duration of greater than one year.
The Company recognizes an asset for certain, material costs to fulfill a contract if it is determined that the costs relate directly to a contract or an anticipated contract that can be specifically identified, generate or enhance resources that will be used in satisfying performance obligations in the future, and are expected to be recovered. Such costs are amortized on a systematic basis that is consistent with the transfer to the customer of the goods to which the asset relates. Start-up costs are expensed as incurred. Capitalized fulfillment costs are included in Inventories in the accompanying Consolidated Condensed Balance Sheets. Should future orders not materialize or it is determined the costs are no longer probable of recovery, the capitalized costs are written off. As of October 2, 2021, the Company does not have material capitalized fulfillment costs.
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
On October 2, 2021, we had $354.4 million of remaining performance obligations, which we refer to as total backlog. We expect to recognize approximately $113.3 million of our remaining performance obligations as revenue in the remainder of 2021.
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
We recognized $6.5 million and $8.5 million during the three months ended and $15.1 million and $20.1 million during the nine months ended October 2, 2021 and September 26, 2020, respectively, in revenues that were included in the contract liability balance at the beginning of the period.
The Company's contract assets and contract liabilities consist primarily of costs and profits in excess of billings and billings in excess of cost and profits, respectively. The following table presents the beginning and ending balances of contract assets and contract liabilities during the nine months ended October 2, 2021:

(In thousands)	Contract Assets	Contract Liabilities
Beginning Balance, January 1, 2021	$17,697	$28,641
Ending Balance, October 2, 2021	$23,381	$26,516
The following table presents our revenue disaggregated by Market Segments as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Aerospace Segment
Commercial Transport	$143,550	$214,390	$57,549	$44,067
Military	54,847	50,329	17,064	18,164
Business Jet	41,131	45,259	12,109	14,711
Other	26,874	16,213	9,044	5,606
Aerospace Total	266,402	326,191	95,766	82,548

Test Systems Segment
Semiconductor	—	3,407	—	585
Aerospace & Defense	62,454	58,186	16,075	23,373
Test Systems Total	62,454	61,593	16,075	23,958

Total	$328,856	$387,784	$111,841	$106,506

The following table presents our revenue disaggregated by Product Lines as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Aerospace Segment
Electrical Power & Motion	$102,742	$148,500	$38,650	$32,481
Lighting & Safety	76,929	90,973	25,461	25,320
Avionics	47,355	57,381	14,491	16,104
Systems Certification	7,937	5,596	6,099	605
Structures	4,565	7,528	2,021	2,432
Other	26,874	16,213	9,044	5,606
Aerospace Total	266,402	326,191	95,766	82,548

Test Systems	62,454	61,593	16,075	23,958

Total	$328,856	$387,784	$111,841	$106,506
3) Inventories
Inventories consisted of the following:

(In thousands)	October 2, 2021	December 31, 2020
Finished Goods	$24,868	$26,964
Work in Progress	25,761	21,987
Raw Material	106,534	108,108
	$157,163	$157,059
The Company has evaluated the carrying value of existing inventories and believe they are properly reflected at their lower of carrying value or net realizable value. Future changes in demand or other market developments could result in future inventory charges. The Company is actively managing inventories and aligning them to meet known current and future demand.
4) Property, Plant and Equipment
Property, Plant and Equipment consisted of the following:

(In thousands)	October 2, 2021	December 31, 2020
Land	$8,654	$9,891
Buildings and Improvements	70,673	75,493
Machinery and Equipment	123,049	119,444
Construction in Progress	5,807	5,843
	208,183	210,671
Less Accumulated Depreciation	110,748	103,993
	$97,435	$106,678
Additionally, net Property, Plant and Equipment of $3.8 million is classified in Assets Held for Sale at October 2, 2021.

5) Intangible Assets
The following table summarizes acquired intangible assets as follows:

		October 2, 2021		December 31, 2020
(In thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	11 years	$2,146	$1,957	$2,146	$1,891
Non-compete Agreement	4 years	11,082	10,465	11,082	10,085
Trade Names	10 years	11,465	8,278	11,512	7,537
Completed and Unpatented Technology	9 years	47,962	29,285	48,043	25,766
Customer Relationships	15 years	142,330	66,810	142,478	60,096
Total Intangible Assets	12 years	$214,985	$116,795	$215,261	$105,375
All acquired intangible assets other than goodwill and one trade name are being amortized. Amortization expense for acquired intangibles is summarized as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Amortization Expense	$11,565	$13,024	$3,853	$4,382
Amortization expense for acquired intangible assets expected for 2021 and for each of the next five years is summarized as follows:

(In thousands)
2021	$15,382
2022	$14,911
2023	$13,878
2024	$12,856
2025	$10,935
2026	$9,533
6) Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the nine months ended October 2, 2021:

(In thousands)	December 31, 2020	Foreign Currency Translation	October 2, 2021
Aerospace	$36,648	$—	$36,648
Test Systems	21,634	—	21,634
	$58,282	$—	$58,282
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
Based on our quantitative assessments, the Company recorded non-cash goodwill impairment charges associated with four Aerospace reporting units, totaling $86.3 million within the Impairment Loss line in the Consolidated Condensed Statements of Operations in the nine months ended September 26, 2020.

As of October 2, 2021, the Company concluded that no indicators of additional impairment relating to intangible assets or goodwill existed and an interim test was not performed in the three or nine months then ended.
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
In May 2020, the Company executed an amendment to the Agreement (the “Amended Facility”), which reduced the revolving credit line from $500 million to $375 million. The Amended Facility suspended the application of the leverage ratio up through and including the second quarter of 2021 (the “suspension period”). The maximum net leverage ratio is set at 6.00 to 1 for the third quarter of 2021, 5.50 to 1 for the fourth quarter of 2021, 4.50 to 1 for the first quarter of 2022, and returns to 3.75 to 1 for each quarter thereafter.
At October 2, 2021, there was $183.0 million outstanding on the revolving credit facility and there remained $190.9 million available subject to the minimum liquidity covenant discussed below, net of outstanding letters of credit. The credit facility allocates up to $20 million of the $375 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. At October 2, 2021, outstanding letters of credit totaled $1.1 million.
Through the third quarter of 2021, the Amended Facility required the Company to maintain minimum liquidity, defined as unrestricted cash plus the unused revolving credit commitments, of $180 million at all times. Through the second quarter of 2021, the Company was required to maintain a minimum interest coverage ratio of 1.75x on a quarterly basis, except for the first quarter of 2021, which was set at 1.50x. As noted above, the maximum net leverage ratio was set at 6.00 to 1 for the quarter ended October 2, 2021. The Company was in compliance with its financial covenants at October 2, 2021. During the suspension period, the Company paid interest on the unpaid principal amount of the Amended Facility at a rate equal to one-, three- or six-month LIBOR (which shall be at least 1.00%) plus 2.25%. The Company paid a commitment fee to the lenders in an amount equal to 0.35% on the undrawn portion of the Amended Facility. After the suspension period, the Company pays interest on the unpaid principal amount of the Amended Facility at a rate equal to one-, three- or six-month LIBOR (which shall be at least 1.00%) plus between 1.00% to 2.25% based upon the Company’s leverage ratio. The Company also pays a commitment fee to the lenders in an amount equal to 0.10% to 0.35% on the undrawn portion of the Amended Facility, based upon the Company’s leverage ratio. The Amended Facility provided for the payment of a consent fee of 15 basis points of the commitment for each consenting lender. The Amended Facility also temporarily restricts certain activities, including acquisitions and share repurchases, through the second quarter of 2022.
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

Activity in the warranty accrual is summarized as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Balance at Beginning of Period	$7,018	$7,660	$6,835	$6,965
Warranties Issued	3,506	1,618	1,485	95
Warranties Settled	(2,427)	(1,324)	(764)	(16)
Reassessed Warranty Exposure	(808)	(596)	(267)	314
Balance at End of Period	$7,289	$7,358	$7,289	$7,358
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
The following is a summary of the Company's ROU assets and liabilities:

(In thousands)	October 2, 2021	December 31, 2020
Operating Leases:
Operating Right-of-Use Assets, Gross	$30,324	$28,678
Less Accumulated Right-of-Use Asset Impairment	1,710	1,710
Less Accumulated Amortization	11,029	8,015
Operating Right-of-Use Assets, Net	$17,585	$18,953
Short-term Operating Lease Liabilities	$7,124	$4,998
Long-term Operating Lease Liabilities	13,314	16,637
Operating Lease Liabilities	$20,438	$21,635

Finance Leases:
Finance Right-of-Use Assets, Gross	$177	$3,484
Less Accumulated Amortization	83	2,039
Finance Right-of-Use Assets, Net — Included in Other Assets	$94	$1,445
Short-term Finance Lease Liabilities — Included in Accrued Expenses and Other Current Liabilities	$94	$2,081
Long-term Finance Lease Liabilities — Included in Other Liabilities	2	734
Finance Lease Liabilities	$96	$2,815

The following is a summary of the Company's total lease costs:

	Nine Months Ended		Three Months Ended
(In thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Finance Lease Cost:
Amortization of Right-of-Use Assets	$550	$765	$23	$255
Interest on Lease Liabilities	78	170	10	50
Total Finance Lease Cost	628	935	33	305
Operating Lease Cost	4,297	3,957	1,614	1,314
Right-of-Use Asset Impairment	—	691	—	—
Variable Lease Cost	1,135	1,010	390	377
Short-term Lease Cost (excluding month-to-month)	104	155	28	41
Less Sublease and Rental (Income) Expense	(943)	(1,085)	(321)	(348)
Total Operating Lease Cost	4,593	4,728	1,711	1,384
Total Net Lease Cost	$5,221	$5,663	$1,744	$1,689
The following is a summary of the Company's maturity of lease liabilities:

(In thousands)	Operating Leases	Finance Leases
Remainder of 2021	$1,876	$24
2022	7,299	73
2023	3,813	—
2024	2,886	—
2025	2,807	—
Thereafter	3,360	—
Total Lease Payments	22,041	97
Less: Interest	1,603	1
Total Lease Liability	$20,438	$96
10) Income Taxes
The effective tax rates were approximately (4.9)% and 52.8% for the three months ended and (1.4)% and 8.7% for the nine months ended October 2, 2021 and September 26, 2020, respectively. The tax rate in the 2021 period was impacted by State and Foreign income taxes as well as changes in the valuation allowance previously recorded against U.S. Federal deferred tax assets. As discussed below, the tax rate in the 2020 period was impacted primarily by the initial recording of a valuation allowance against U.S. Federal deferred tax assets and permanently nondeductible goodwill impairments.
As a result of the COVID-19 pandemic and its adverse effects on the global economy and aerospace industry that began to take shape in the first quarter of fiscal 2020, through October 2, 2021 the Company is continuing to forecast that it will generate a taxable loss in 2021. The Company records a valuation allowance against the deferred tax assets if and to the extent it is more likely than not that the Company will not recover the deferred tax assets. In evaluating the need for a valuation allowance, the Company weights all relevant positive and negative evidence, and considers among other factors, historical financial performance, projected future taxable income, scheduled reversals of deferred tax liabilities, the overall business environment, and tax planning strategies. Losses in recent periods and cumulative pre-tax losses in the three-year period ending with the current year, combined with the significant uncertainty brought about by the COVID-19 pandemic, is collectively considered significant negative evidence under ASC 740 when assessing whether an entity can use projected income as a basis for concluding that deferred tax assets are realizable on a more-likely-than not basis. For purposes of assessing the recoverability of deferred tax assets, in the first quarter of 2020 the Company determined that it could not include future projected earnings in the analysis due to recent history of losses and therefore had insufficient objective positive evidence that the Company will generate sufficient future pre-tax income to overcome the negative evidence of cumulative losses. As a result, the Company recorded a valuation allowance against its U.S. federal deferred tax assets in the first quarter of 2020 and continues to maintain the valuation allowance against its U.S. Federal deferred tax assets as of October 2, 2021.

On March 11, 2021, the American Rescue Plan Act, or ARPA, was signed into law. The ARPA enacted certain provisions that are relevant to corporate income tax. These provisions did not have a material impact on our income tax provision for the three or nine months ended October 2, 2021.
11) Earnings Per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Weighted Average Shares - Basic	30,927	30,780	30,954	30,770
Net Effect of Dilutive Stock Options	—	—	—	—
Weighted Average Shares - Diluted	30,927	30,780	30,954	30,770
Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted earnings per share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. The number of common shares covered by out-of-the-money stock options was approximately 647,000 shares as of October 2, 2021 and 831,000 shares as of September 26, 2020. Further, due to our net loss in the three and nine month periods ended October 2, 2021 and September 26, 2020, the assumed exercise of stock compensation had an antidilutive effect and therefore was excluded from the computation of diluted loss per share.
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
Comprehensive Loss and Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

(In thousands)	October 2, 2021	December 31, 2020
Foreign Currency Translation Adjustments	$(5,633)	$(4,468)
Retirement Liability Adjustment – Before Tax	(12,962)	(14,264)
Tax Benefit of Retirement Liability Adjustment	2,282	2,282
Retirement Liability Adjustment – After Tax	(10,680)	(11,982)
Accumulated Other Comprehensive Loss	$(16,313)	$(16,450)
The components of other comprehensive income (loss) are as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Foreign Currency Translation Adjustments	$(1,165)	$(85)	$(1,143)	$1,409
Retirement Liability Adjustments:
Reclassifications to General and Administrative Expense:
Amortization of Prior Service Cost	302	302	101	101
Amortization of Net Actuarial Losses	1,000	515	333	171
Tax Benefit	—	(172)	—	(57)
Retirement Liability Adjustment	1,302	645	434	215
Other Comprehensive Income (Loss)	$137	$560	$(709)	$1,624

13) Supplemental Retirement Plan and Related Post Retirement Benefits
The Company has two non-qualified supplemental retirement defined benefit plans (“SERP” and “SERP II”) for certain executive officers. The following table sets forth information regarding the net periodic pension cost for the plans.

	Nine Months Ended		Three Months Ended
(In thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Service Cost	$146	$167	$49	$56
Interest Cost	573	627	192	209
Amortization of Prior Service Cost	290	290	97	97
Amortization of Net Actuarial Losses	970	486	324	162
Net Periodic Cost	$1,979	$1,570	$662	$524
Participants in the SERP are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The net periodic cost was insignificant for the three and nine months ended October 2, 2021 and September 26, 2020.
The service cost component of net periodic benefit costs above is recorded in Selling, General and Administrative Expenses within the Consolidated Condensed Statements of Operations, while the remaining components are recorded in Other Expense, Net of Other Income.
14) Sales to Major Customers
The loss of major customers or a significant reduction in business with a major customer would significantly, negatively impact our sales and earnings. In the three and nine months ended October 2, 2021, the Company had no customer in excess of 10% of consolidated sales. Sales to two customers in the Aerospace segment represented 6% and 10% of consolidated sales for the three months ended and 12% and 9% for the nine months ended September 26, 2020, respectively.
15) Legal Proceedings
Lufthansa
One of the Company’s subsidiaries is involved in numerous patent infringement actions brought by Lufthansa Technik AG (“Lufthansa”) in Germany, UK and France. The Company is vigorously defending all such litigation and proceedings. Additional information about these legal proceedings can be found in Note 19 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There were no significant developments in any of these matters during the three and nine months ended October 2, 2021. The reserve for the German indirect claim was approximately $17.1 million at October 2, 2021, which included an additional $0.1 million and $0.4 million in interest accrued during the three and nine months then ended. We currently believe it is unlikely that the appeals process will be completed and the damages and related interest will be paid within the next twelve months. Therefore, the liability related to this matter is classified within Other Liabilities (non-current) in the Consolidated Condensed Balance Sheets at October 2, 2021 and December 31, 2020.
Other
On March 23, 2020, Teradyne, Inc. filed a complaint against the Company and its subsidiary, Astronics Test Systems (“ATS”) (together, “the Defendants”) in the United States District Court for the Central District of California alleging patent and copyright infringement, and certain other related claims. The Defendants moved to dismiss certain claims from the case. On November 6, 2020, the Court dismissed the Company from the case, and also dismissed a number of claims, though the patent and copyright infringement claims remain. The case is currently in discovery. In addition, on December 21, 2020, ATS filed a petition with the U.S. Patent Trial and Appeal Board (“PTAB”), seeking to invalidate the subject patent. The parties are waiting to learn whether the PTAB will institute the proceeding. Fact discovery has begun on both the patent and copyright claims and is not scheduled to be completed until February 2022. A summary judgment hearing is scheduled for May 19, 2022 and the jury trial is scheduled to begin on July 12, 2022. No amounts have been accrued for this matter in the October 2, 2021 financial statements, as loss exposure is neither probable nor estimable at this time.
Other than these proceedings, we are not party to any significant pending legal proceedings that management believes will result in a material adverse effect on our financial condition or results of operations.

16) Segment Information
Below are the sales and operating profit (loss) by segment for the three and nine months ended October 2, 2021 and September 26, 2020 and a reconciliation of segment operating profit (loss) to income before income taxes. Operating profit is net sales less cost of products sold and other operating expenses excluding interest and corporate expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment.

	Nine Months Ended		Three Months Ended
(In thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Sales:
Aerospace	$266,425	$326,282	$95,775	$82,548
Less Inter-segment Sales	(23)	(91)	(9)	—
Total Aerospace Sales	266,402	326,191	95,766	82,548
Test Systems	62,811	62,391	16,128	24,406
Less Inter-segment Sales	(357)	(798)	(53)	(448)
Total Test Systems Sales	62,454	61,593	16,075	23,958
Total Consolidated Sales	$328,856	$387,784	$111,841	$106,506
Segment Measure of Operating (Loss) Profit and Margins
Aerospace	$(6,352)	$(86,567)	$1,917	$(6,332)
	(2.4)%	(26.5)%	2.0%	(7.7)%
Test Systems	(1,958)	4,270	(2,201)	936
	(3.1)%	6.9%	(13.7)%	3.9%
Total Segment Measure of Operating Loss	(8,310)	(82,297)	(284)	(5,396)
	(2.5)%	(21.2)%	(0.3)%	(5.1)%
Deductions from Segment Measure of Operating Loss
Interest Expense, Net of Interest Income	5,252	5,091	1,795	1,775
Corporate Expenses and Other	13,247	17,481	4,760	3,970
Loss Before Income Taxes	$(26,809)	$(104,869)	$(6,839)	$(11,141)
Total Assets:

(In thousands)	October 2, 2021	December 31, 2020
Aerospace	$474,042	$484,885
Test Systems	99,323	105,079
Corporate	36,941	29,781
Total Assets	$610,306	$619,745
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
On October 4, 2019, the Company acquired the stock of the primary operating subsidiaries as well as certain other assets from mass transit and defense market test solution provider, Diagnosys Test Systems Limited for $7.0 million in cash, plus an earn-out estimated at a fair value of $2.5 million at the time of acquisition. The terms of the Diagnosys acquisition allow for a potential earn-out of up to an additional $13.0 million over the three years post-acquisition based on achievement of new order levels of over $72.0 million during that period. The fair value of this contingent consideration was estimated at $2.2 million as of December 31, 2020. The fair value assigned to the earnout was determined using the real options method, which requires Level 3 inputs such as new order forecasts, discount rate, volatility factors, and other market variables to assess the probability of Diagnosys achieving certain order levels over the period. Based on actual and forecasted new orders, the fair value was zero as of October 2, 2021, with the contingent consideration liability fair value adjustment of $2.2 million recorded within the Selling, General and Administrative line in the Consolidated Condensed Statements of Operations in the nine months ended October 2, 2021.
There were no other financial assets or liabilities carried at fair value measured on a recurring basis at December 31, 2020 or October 2, 2021.
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
As further discussed in Note 6, we performed interim quantitative assessments for the reporting units which had goodwill as of March 28, 2020. Based on our quantitative assessments, the Company recorded non-cash goodwill impairment charges associated with four Aerospace reporting units, totaling approximately $86.3 million within the Impairment Loss line in the Consolidated Condensed Statements of Operations in the nine months ended September 26, 2020. The impairment loss was calculated as the difference between the fair value of the reporting unit (which was calculated using level 3 inputs) and the carrying value of the reporting unit. As of October 2, 2021, the Company concluded that no indicators of additional impairment relating to intangible assets or goodwill existed and an interim test was not performed in the three or nine months then ended.
Long-lived assets are evaluated for recoverability whenever adverse effects or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability test consists of comparing the undiscounted projected cash flows of the asset or asset group (which are Level 3 inputs) with the asset of asset group’s carrying amount. Should the carrying amount exceed undiscounted projected cash flows, an impairment loss would be recognized to the extent the carrying amount exceeds fair value. In conjunction with the deteriorating economic conditions associated with the COVID-19 pandemic, we recorded an impairment charge to ROU assets of approximately $0.7 million incurred in the Aerospace segment within the Impairment Loss line in the Consolidated Condensed Statements of Operations in the nine months ended September 26, 2020. As of October 2, 2021, the Company concluded that no indicators of additional impairment relating to long-lived assets existed.
Due to their short-term nature, the carrying value of cash and equivalents, accounts receivable, accounts payable, and notes payable approximate fair value. The carrying value of the Company’s variable rate long-term debt instruments also approximates fair value due to the variable rate feature of these instruments.
18) Restructuring Charges
The COVID-19 pandemic has significantly impacted the global economy, and particularly the aerospace industry, resulting in reduced expectations of the Company’s anticipated future operating results. As a result, the Company executed restructuring activities in the form of workforce reduction, primarily in the second quarter of 2020, to align capacity with expected demand. Additional restructuring activities occurred during 2021 to align the workforce to expected activities and to consolidate certain facilities.
In the fourth quarter of 2019, in an effort to reduce the significant operating losses at our AeroSat business, the Company initiated a restructuring plan to reduce costs and minimize losses of our AeroSat antenna business.

There were $0.5 million and $0.7 million in restructuring-related severance charges and other charges recorded in the three and nine months ended October 2, 2021. The Company incurred $0.2 million and $5.6 million in restructuring charges during the three and nine months ended September 26, 2020.
The following tables reconcile the beginning and ending liability for restructuring charges:

2021
Balance as of January 1	$5,631
Restructuring Charges	713
Cash Paid	(2,801)
Balance as of October 2	$3,543
The liability is within Accrued Expenses and Other Current Liabilities and is comprised of employee termination benefits expected to be paid within the next 12 months as well as payments to be made under AeroSat’s non-cancelable inventory purchase commitments. The non-cancelable purchase commitments are for inventory in the future which was not expected to be purchased prior to the expiration date of such agreements as a result of the restructuring plan.
19) Subsequent Events
As of October 2, 2021, the Company has agreed to sell one of its facilities within the Aerospace segment as a result of consolidating certain facilities. Accordingly, the property, plant and equipment assets associated with these facilities of $3.8 million have been classified as held for sale in the Consolidated Condensed Balance Sheets at October 2, 2021. On October 6, 2021, the transaction closed and control of the assets transferred to the buyer. The net cash proceeds from the sale totaled approximately $8.8 million. The net gain on sale of approximately $5.0 million will be recognized in the fourth quarter of 2021.

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
Our Aerospace segment designs and manufactures products for the global aerospace industry. Product lines include lighting and safety systems, electrical power generation, distribution and seat motions systems, aircraft structures, avionics products, systems certification, and other products. Our primary Aerospace customers are the airframe manufacturers (“OEM”) that build aircraft for the commercial, military and general aviation markets, suppliers to those OEM’s, aircraft operators such as airlines, suppliers to the aircraft operators, and branches of the U.S. Department of Defense (“USDOD”). Our Test Systems segment designs, develops, manufactures and maintains automated test systems that support the aerospace and defense, communications and mass transit industries as well as training and simulation devices for both commercial and military applications. In the Test Systems segment, Astronics’ products are sold to a global customer base including OEM's and prime government contractors for both electronics and military products.
Our strategy is to increase our value by developing technologies and capabilities, either internally or through acquisition, and using those capabilities to provide innovative solutions to our targeted markets where our technology can be beneficial.
Important factors affecting our growth and profitability are the ongoing impacts of the COVID-19 pandemic and the timing and extent of recovery (as discussed more fully below), the rate at which new aircraft are produced, government funding of military programs, our ability to have our products designed into new aircraft and the rates at which aircraft owners, including commercial airlines, refurbish or install upgrades to their aircraft. New aircraft build rates and aircraft owners spending on upgrades and refurbishments is cyclical and dependent on the strength of the global economy. Once designed into a new aircraft, the spare parts business is frequently retained by the Company. Future growth and profitability of the Test Systems business is dependent on developing and procuring new and follow-on business. The nature of our Test Systems business is such that it pursues large, often multi-year, projects. There can be significant periods of time between orders in this business which may result in large fluctuations of sales and profit levels and backlog from period to period. Test Systems segment customers include the USDOD, prime contractors to the USDOD, mass transit operators and prime contractors to mass transit operators.
In September 2021 the Company also entered into an agreement with the U.S. Department of Transportation (“USDOT”) under the Aviation Manufacturing Jobs Protection Program (“AMJP”) for a grant of up to $14.7 million. The Company received the first installment of $7.3 million under the grant in September 2021. The remaining balance due to be received of $7.4 million has been classified within Prepaid Expenses and Other Current Assets on the Consolidated Condensed Balance Sheets as of October 2, 2021. The Company expects to receive a second installment in the range of $5 million to $6 million during the fourth quarter of 2021 and a final installment in the second or third quarter of 2022 upon final confirmation from the USDOT of the Company meeting its grant commitments. The receipt of the full award is primarily conditioned upon the Company committing to not furlough or lay off a defined group of employees during the six-month period of performance between September 2021 and March 2022. The grant benefit will be recognized over the six-month performance period as a reduction to Cost of Products Sold in proportion to the compensation expense that the award is intended to defray. During the quarter ended October 2, 2021, the Company recognized $1.1 million of the award. The unearned portion of the AMJP award of $13.6 million has been reported within Accrued Expenses and Other Current Liabilities in the Consolidated Balance Sheet at October 2, 2021.
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
In February 2021, the Company was notified by the buyer that they have calculated $10.7 million as being payable to the Company under the contingent earnouts related to the year ended December 31, 2020. In April 2021, the buyer provided a revised calculation, indicating, rather, that $7.1 million is payable to the Company for the 2020 earnout. The Company and the buyer are currently reviewing the calculations and underlying data and are engaged in negotiations. The Company expects to record the additional gain when that review is complete and agreement is reached. The timing and amount of any amount realized is uncertain and subject to risks and uncertainties as we continue the review and negotiation process.
CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Nine Months Ended		Three Months Ended
($ in thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Sales	$328,856	$387,784	$111,841	$106,506
Gross Profit (sales less cost of products sold)	$46,899	$77,725	$17,231	$15,173
Gross Margin	14.3%	20.0%	15.4%	14.2%
Selling, General and Administrative Expenses	$66,829	$85,941	$21,729	$24,170
SG&A Expenses as a Percentage of Sales	20.3%	22.2%	19.4%	22.7%
Impairment Loss	$—	$87,016	$—	$—
Interest Expense, Net of Interest Income	$5,252	$5,091	$1,795	$1,775
Effective Tax Rate	(1.4)%	8.7%	(4.9)%	52.8%
Net Loss	$(27,182)	$(95,796)	$(7,174)	$(5,254)
A discussion by segment can be found at “Segment Results of Operations and Outlook” in this MD&A.
CONSOLIDATED THIRD QUARTER RESULTS
Consolidated sales were up $5.3 million from the third quarter of 2020. Aerospace sales were up $13.2 million, or 16.0%, and Test System sales decreased $7.9 million. Total sales and volume continued to reflect the ongoing impacts of the COVID-19 pandemic on the global aerospace industry. Supply chain pressures impacted delivery schedules and costs, limiting the Company’s ability to respond to accelerated or quick-turn delivery requests from customers and delayed shipments that otherwise would have been made during the quarter. The Company estimates that revenue would have been $8 million to $10 million higher in the third quarter if its supply chain was functioning normally.
Consolidated cost of products sold in the third quarter of 2021 was $94.6 million, compared with $91.3 million in the prior-year period. The increase was primarily due to higher sales volume driven by improvement in the global aerospace industry, offset by $1.1 million recognized as an offset to cost of products sold from the AMJP program. The grant is benefiting cost of products sold over the six-month period of performance.
Selling, general and administrative (“SG&A”) expenses were $21.7 million in the third quarter of 2021 compared with $24.2 million in the prior-year period due primarily to lower legal expenses in the current year’s third quarter related to a patent claim.
The effective tax rate for the quarter was (4.9)%, compared with 52.8% in the third quarter of 2020. The 2021 tax rate was impacted by State and Foreign income taxes. The 2020 tax rate was impacted by a discrete adjustment related to accrued state income tax refunds of approximately $3.1 million. In addition, the 2020 tax rate was impacted by changes in the forecasted tax rate related to permanently non-deductible goodwill impairments and an expected U.S. Federal net operating loss carryback.
Consolidated net loss was $7.2 million, or $0.23 per diluted share, compared with net loss of $5.3 million, or $0.17 per diluted share, in the prior year. The prior-year net loss benefited from a $3.1 million tax adjustment related to a revised state income tax filing position.
Bookings were $153.5 million, for a book-to-bill ratio of 1.37:1. Backlog at the end of the quarter was $354.4 million. Approximately $113.3 million, or 32%, of backlog is expected to ship in the remainder of 2021.

CONSOLIDATED YEAR-TO-DATE RESULTS
Consolidated sales were down $58.9 million. Aerospace sales were down $59.8 million from the prior-year period and continued to be negatively affected by the continued impacts of the COVID-19 pandemic, while the prior-year period was inclusive of pre-pandemic levels during the first quarter. Test System sales increased $0.9 million.
Consolidated cost of products sold in 2021 was $282.0 million, compared with $310.1 million in the prior-year period. The decrease was primarily due to lower volume related to the continued impacts of the COVID-19 pandemic on the global aerospace industry. The current year period benefited from $1.1 million recognized as an offset to cost of products sold related to the AMJP award.
SG&A expenses were $66.8 million in 2021 compared with $85.9 million the prior-year period. The decrease was primarily due to the cost control measures implemented at the onset of the pandemic late in the first quarter of 2020 which resulted in lower labor costs and discretionary spending. Lower legal expenses associated with a patent claim contributed to the decrease. The current year period benefited from a $2.2 million non-cash reduction of the fair value of a contingent consideration liability. The Company incurred $5.6 million in restructuring-related severance charges in the prior-year period, primarily in the Aerospace segment.
Non-cash goodwill and long-lived asset impairment charges of $87.0 million in the Aerospace segment were recognized in 2020 due to reduced expectations of future operating results caused by the COVID-19 pandemic.
Other Expense, Net of Other Income in the prior year included a $3.5 million impairment of an equity investment.
The effective tax rate for the first nine months 2021 was (1.4)%, compared with 8.7% in the prior-year period. The tax rate in the 2021 period was impacted by State and Foreign income taxes as well as changes in the valuation allowance previously recorded against U.S. Federal and most State deferred tax assets. The 2020 tax rate was impacted by permanently non-deductible goodwill impairments of $60.8 million, a U.S. Federal valuation allowance recorded of approximately $7.5 million, and a discrete adjustment related to accrued state income tax refunds of approximately $3.1 million.
Consolidated net loss was $27.2 million, or $0.88 per diluted share, compared with net loss of $95.8 million, or $3.11 per diluted share, in the prior year. The after-tax impact of the prior year impairment was $2.64 per diluted share.
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
See Part II, Item 1A, Risk Factors, for an additional discussion of risk related to supply chain disruptions and the recent government vaccine mandates.
Outlook
We are expecting to close 2021 with a higher shipment level in the final quarter. Supply chain challenges introduce a level of uncertainty, but we expect fourth quarter revenues of $115 million to $118 million. We expect shipping volume to continue to strengthen as we move into 2022, but we are not yet comfortable providing guidance for the year.
Based on current estimates, we expect the AMJP to contribute approximately $7.3 million to gross profit as an offset to cost of goods sold in the fourth quarter, with the remaining benefit to gross profit of approximately $6.2 million to be recorded in the first quarter of 2022. However, actual benefit between the two quarters may differ from these estimates based on actual payroll attribution for the eligible employee group.
Consolidated backlog at October 2, 2021 was $354.4 million. Approximately 32% of the backlog is expected to be recognized as revenue in 2021.
Planned capital expenditures for 2021 have been reduced to approximately $8 million to $9 million from previous expectations of $10 million to $11 million.
While core aerospace markets have strengthened as vaccination rates rise and passenger traffic accelerated, the ultimate impact of COVID-19 on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic, virus variants, vaccination rates and efficacy and the related length of impact on the global economy and specifically on the markets we are active in, which are uncertain and cannot be predicted at this time.
SEGMENT RESULTS OF OPERATIONS AND OUTLOOK
Operating profit, as presented below, is sales less cost of products sold and other operating expenses, excluding interest expense and other corporate expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment. Operating profit (loss) is reconciled to loss before income taxes in Note 16 of the Notes to Consolidated Condensed Financial Statements included in this report.
AEROSPACE SEGMENT

	Nine Months Ended		Three Months Ended
(In thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Sales	$266,425	$326,282	$95,775	$82,548
Less Inter-segment Sales	(23)	(91)	(9)	—
Total Aerospace Sales	$266,402	$326,191	$95,766	$82,548
Operating Loss	$(6,352)	$(86,567)	$1,917	$(6,332)
Operating Margin	(2.4)%	(26.5)%	2.0%	(7.7)%

Aerospace Sales by Market
(In thousands)
Commercial Transport	$143,550	$214,390	$57,549	$44,067
Military	54,847	50,329	17,064	18,164
Business Jet	41,131	45,259	12,109	14,711
Other	26,874	16,213	9,044	5,606
	$266,402	$326,191	$95,766	$82,548
Aerospace Sales by Product Line
(In thousands)
Electrical Power & Motion	$102,742	$148,500	$38,650	$32,481
Lighting & Safety	76,929	90,973	25,461	25,320
Avionics	47,355	57,381	14,491	16,104
Systems Certification	7,937	5,596	6,099	605
Structures	4,565	7,528	2,021	2,432
Other	26,874	16,213	9,044	5,606
	$266,402	$326,191	$95,766	$82,548

(In thousands)	October 2, 2021	December 31, 2020
Total Assets	$474,042	$484,885
Backlog	$285,806	$191,081

AEROSPACE THIRD QUARTER RESULTS
Aerospace segment sales increased $13.2 million, or 16.0%, to $95.8 million. Commercial aerospace sales were up 30.6%, or $13.5 million, and drove the improvement even as sales remain below pre-pandemic levels. Sales to this market were $57.5 million, or 51.5% of consolidated revenue in the quarter, compared with $44.1 million, or 41.4% of consolidated revenue in the third quarter of 2020. Improving domestic travel, increased production rates including the 737 MAX and higher fleet utilization are driving increased demand for Astronics products.
General Aviation sales were down $2.6 million, or 17.7%, to $12.1 million as higher demand in the business jet market somewhat offset lower VVIP activity. The Company expects the strong demand being realized in the business jet industry to translate into higher demand for its products as production levels begin to increase in 2022.
Military Aircraft sales decreased $1.1 million, or 6.1%, to $17.1 million. The prior-year period benefited from incremental non-recurring engineering revenue associated with development of new programs.
Other revenue increased $3.4 million to $9.0 million driven by increased contract manufacturing programs.
Aerospace segment operating profit was $1.9 million compared with operating loss of $6.3 million for the same period last year driven by increased sales, reflecting improvements in commercial aerospace, and the $1.1 million AMJP benefit which helped offset the impacts of supply chain constraints.
Sequentially, compared with the second quarter of 2021, Aerospace revenue grew 7% and operating profit improved $4.6 million to $1.9 million.
AEROSPACE YEAR-TO-DATE RESULTS
Aerospace segment sales decreased $59.8 million, or 18.3%, to $266.4 million. Sales continued to be negatively affected by the continued impacts of the COVID-19 pandemic, while the prior-year period was inclusive of pre-pandemic levels during the first quarter of the year.
Aerospace segment operating loss was $6.4 million compared with operating loss of $86.6 million for the same period last year. Leverage lost on reduced commercial aircraft sales significantly impacted operating results. Aerospace operating loss in the prior-year period was impacted by impairment charges of $87.0 million, of which $86.3 million was related to goodwill, and restructuring-related severance charges of $5.3 million.
AEROSPACE OUTLOOK
Aerospace bookings in the third quarter of 2021 were $142.5 million, for a book-to-bill ratio of 1.49:1. The Aerospace segment’s backlog at the end of the third quarter of 2021 was $285.8 million with approximately $101.1 million expected to be recognized as revenue over the remaining part of 2021 and $231.3 million scheduled over the next 12 months.

TEST SYSTEMS SEGMENT

	Nine Months Ended		Three Months Ended
(In thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Sales	$62,811	$62,391	$16,128	$24,406
Less Inter-segment Sales	(357)	(798)	(53)	(448)
Total Test Systems Sales	$62,454	$61,593	$16,075	$23,958
Operating (loss) profit	$(1,958)	$4,270	$(2,201)	$936
Operating Margin	(3.1)%	6.9%	(13.7)%	3.9%

Test Systems Sales by Market
(In thousands)
Semiconductor	$—	$3,407	$—	$585
Aerospace & Defense	62,454	58,186	16,075	23,373
	$62,454	$61,593	$16,075	$23,958

(In thousands)	October 2, 2021	December 31, 2020
Total Assets	$99,323	$105,079
Backlog	$68,598	$92,337
TEST SYSTEMS THIRD QUARTER RESULTS
Test Systems segment sales were $16.1 million, down $7.9 million compared with the prior-year period driven by lower defense and transit revenue caused by COVID-related delays.
Test Systems operating loss was $2.2 million, or 13.7% of sales, compared with operating profit of $0.9 million, or 3.9% of sales, in the third quarter of 2020. Operating loss in the third quarter of 2021 was negatively affected by lower volume and $1.0 million in legal fees related to infringement claims and contractual disputes. Operating results in 2020 benefited from $0.6 million in semiconductor warranty revenue.
TEST SYSTEMS YEAR-TO-DATE RESULTS
Test Systems segment sales were $62.5 million, up $0.9 million compared with the prior-year period. Aerospace & Defense sales increased $4.3 million. Sales from the divested semiconductor business contributed $3.4 million in the prior-year period.
Test Systems operating loss was $2.0 million, or 3.1% of sales, compared with operating profit of $4.3 million, or 6.9% of sales, in the third quarter of 2020. Operating profit in 2021 was negatively affected by low volume and $2.9 million in legal fees related to infringement claims and contractual disputes. Operating results in 2020 benefited from $3.4 million in semiconductor warranty revenue.
TEST SYSTEMS OUTLOOK
Bookings for the Test Systems segment in the quarter were $11.1 million, for a book-to-bill ratio of 0.69:1 for the quarter. The Test Systems segment’s backlog at the end of the third quarter of 2021 was $68.6 million, with approximately $12.2 million expected to be recognized as revenue over the remaining part 2021 and approximately $33.8 million scheduled over the next 12 months.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities:
Cash used for operating activities totaled $18.5 million for the first nine months of 2021, as compared with $31.5 million cash provided by operating activities during the same period in 2020. Cash flow from operating activities decreased compared with the same period of 2020 primarily due to changes in net operating assets, primarily increases in accounts receivable and inventory.

Investing Activities:
Cash used for investing activities was $4.6 million for the first nine months of 2021 compared with $4.0 million in cash used for investing activities in the same period of 2020. A higher level of capital expenditures in the prior-year period was partially offset by proceeds from the sale of assets in that period. The Company expects capital spending in 2021 to be in the range of $8 million and $9 million.
Financing Activities:
Cash provided by financing activities totaled $12.3 million for the first nine months of 2021, as compared with $29.5 million cash used for financing activities during the same period in 2020. Cash flow provided by financing activities increased compared with the same period of 2020 due to net proceeds on our senior credit facility of $10.0 million in the first nine months of 2021 compared with net repayments of $20.0 million in the first nine months of 2020. Cash used in 2020 also included $7.7 million of share repurchases in the prior year before the 10b-5 plan associated with the share repurchase program was terminated.
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
In May 2020, the Company executed an amendment to the Agreement (the “Amended Facility”), which reduced the revolving credit line from $500 million to $375 million. The Amended Facility suspended the application of the leverage ratio up through and including the second quarter of 2021 (the “suspension period”). The maximum net leverage ratio is set at 6.00 to 1 for the third quarter of 2021, 5.50 to 1 for the fourth quarter of 2021, 4.50 to 1 for the first quarter of 2022, and returns to 3.75 to 1 for each quarter thereafter.
At October 2, 2021, there was $183.0 million outstanding on the revolving credit facility and there remained $190.9 million available subject to the minimum liquidity covenant discussed below, net of outstanding letters of credit. The credit facility allocates up to $20 million of the $375 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. At October 2, 2021, outstanding letters of credit totaled $1.1 million.
Through the third quarter of 2021, the Amended Facility required the Company to maintain minimum liquidity, defined as unrestricted cash plus the unused revolving credit commitments, of $180 million at all times. Through the second quarter of 2021, the Company was required to maintain a minimum interest coverage ratio of 1.75x on a quarterly basis, except for the first quarter of 2021, which was set at 1.50x. As noted above, the maximum net leverage ratio was set at 6.00 to 1 for the quarter ended October 2, 2021. The Company was in compliance with its financial covenants at October 2, 2021. During the suspension period, the Company paid interest on the unpaid principal amount of the Amended Facility at a rate equal to one-, three- or six-month LIBOR (which shall be at least 1.00%) plus 2.25%. The Company paid a commitment fee to the lenders in an amount equal to 0.35% on the undrawn portion of the Amended Facility. After the suspension period, the Company pays interest on the unpaid principal amount of the Amended Facility at a rate equal to one-, three- or six-month LIBOR (which shall be at least 1.00%) plus between 1.00% to 2.25% based upon the Company’s leverage ratio. The Company also pays a commitment fee to the lenders in an amount equal to 0.10% to 0.35% on the undrawn portion of the Amended Facility, based upon the Company’s leverage ratio. The Amended Facility provided for the payment of a consent fee of 15 basis points of the commitment for each consenting lender. The Amended Facility also temporarily restricts certain activities, including acquisitions and share repurchases, through the second quarter of 2022.
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

Other
Subsequent to October 2, 2021, the Company sold one of its Aerospace facilities for $9.1 million. Net cash proceeds were approximately $8.8 million. A gain on sale of approximately $5.0 million will be recorded during the fourth quarter of 2021.
In September, the U.S. Department of Transportation announced that it had approved for the Company to receive up to $14.7 million under the AMJP program. The Company received its first installment of approximately $7.3 million in September. The Company expects to receive a second installment in the range of $5 million to $6 million in the fourth quarter of 2021, and a final installment in the second or third quarter of 2022, upon final confirmation of meeting its award commitments.
The Company expects additional cash inflows over the next several quarters related to an earn-out from the 2019 sale of its semiconductor test business, an approximate $10 million tax refund and improved sales volumes.
OFF BALANCE SHEET ARRANGEMENTS
We do not have any material off balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.
BACKLOG
The Company’s backlog at October 2, 2021 was $354.4 million compared with $283.4 million at December 31, 2020 and $282.2 million at September 26, 2020.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Market Risk in Item 2, above.

Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 2, 2021. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 2, 2021.
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
Government vaccine mandates could result in workforce attrition for us and our suppliers which could adversely affect our operations and supply chain. On September 9, 2021, President Biden issued an executive order requiring all employers with U.S. Government contracts to ensure that their U.S.-based employees, contractors, and subcontractors, that work in affected facilities or work on or in support of U.S. Government contracts are fully vaccinated. The deadline for vaccination was initially December 8, 2021, but the White House announced on November 4, 2021 that the deadline is being extended to January 4, 2022. The executive order includes on-site and remote U.S.-based employees, contractors and subcontractors and permits only limited exceptions for medical and religious reasons. Substantially all of our subsidiaries are either directly subject to the executive order, or will be required to comply with the executive order via flowdown from our affected customers. In addition, on November 4, 2021, the Occupational Safety and Health Administration (OSHA) issued an emergency temporary standard (ETS) mandating that employers with 100 or more employees ensure that their employees are either fully vaccinated against, or tested weekly for, COVID-19. This requirement includes all U.S.-based employees, except those who work exclusively remotely or outdoors. It applies as of January 4, 2022 and permits only limited exceptions for medical and religious reasons. It is currently not possible to predict with certainty the impact the executive order or OSHA ETS will have on our workforce, or on our suppliers who may also be impacted. As a U.S. Government contractor, and as a supplier to customers who are U.S. Government contractors, we are requiring all U.S.-based employees, contractors and subcontractors that service or support our U.S. Government contracts, and who do not qualify for medical or religious exemptions, to be fully vaccinated by January 4, 2022. Employees who are not subject to this requirement and do not work exclusively remotely or outdoors will be subject to the ETS that will require them to either become fully vaccinated or get a COVID-19 test at least once a week. Additional vaccine mandates may be announced in jurisdictions in which our businesses operate. Implementation of these requirements may result in attrition, including attrition of critically skilled labor, and difficulty securing future labor needs, which could have a material adverse effect on our business, financial condition, and results of operations. Further, implementation of these requirements by our suppliers may result in workforce attrition at our suppliers, which may result in disruption to our supply chain which, in turn, may have a negative impact on our revenues and results of operations by impacting ability to acquire certain raw materials and components used in the manufacture of our products and in our development programs.
Our financial results could be adversely impacted by the escalation of labor and benefit costs. Consistent with the experience of other employers, our labor, medical and workers’ compensation costs have increased substantially in recent years and are expected to continue to rise. If this trend continues, the cost of labor and to provide healthcare and other benefits to our employees could increase, adversely impacting profitability. As the labor market recovers from the effects of the COVID-19 pandemic, competition for employees has escalated which has increased costs associated with attracting and retaining employees. We cannot be certain that we will be able to maintain an adequately skilled labor force necessary to operate efficiently or that our labor costs will not increase as a result of a shortage in the availability of skilled employees. Changes to healthcare regulations involving the Patient Protection and Affordable Care Act may also increase the cost of providing such benefits to our employees. We cannot predict the ultimate content, timing, or effect of any healthcare reform legislation or the impact of potential legislation or related proposals and policies on our results. Any significant increases in the costs attributable to our self-insured health and workers’ compensation plans could adversely impact our business, results of operations, financial condition and cash flows.
Item 2. Unregistered sales of equity securities and use of proceeds
c. The following table summarizes our purchases of our common stock for the quarter ended October 2, 2021.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that may yet be Purchased Under the Program (1)
July 4, 2021 - October 2, 2021	—	—	—	$41,483,815
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

ASTRONICS CORPORATION
(Registrant)
Date:	November 9, 2021	By:	/s/ David C. Burney
David C. Burney Executive Vice President and Chief Financial Officer (Principal Financial Officer)