Form 10-K
period 2021-12-31
ASTRONICS CORP
filed 2022-03-04
CIK 8063

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
For the Fiscal Year Ended December 31, 2021
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of March 2, 2022, 31,521,806 shares were outstanding, consisting of 25,145,029 shares of Common Stock $.01 par value and 6,376,777 shares of Class B Stock $.01 par value. The aggregate market value, as of the last business day of the Company’s most recently completed second fiscal quarter, of the shares of Common Stock and Class B Stock of Astronics Corporation held by non-affiliates was approximately $494,000,000 (assuming conversion of all of the outstanding Class B Stock into Common Stock and assuming the affiliates of the Registrant to be its directors, executive officers and persons known to the Registrant to beneficially own more than 10% of the outstanding capital stock of the Corporation).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders to be held May 23, 2022 are incorporated by reference into Part III of this Report.

Table of Contents
ASTRONICS CORPORATION
Index to Annual Report
on Form 10-K
Year Ended December 31, 2021

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
Impact of the COVID-19 Pandemic
The spread of the COVID-19 outbreak has disrupted businesses on a global scale. On March 11, 2020, the World Health Organization classified the outbreak as a pandemic. COVID-19 has caused disruption and volatility in the global capital markets, and has authored an economic slowdown in the Aerospace industry in particular. As we entered this crisis, the Company established two clear priorities: first and foremost the health and safety of our employees and their families, and second, continuing to meet the needs of our customers and secure the financial well-being of the Company. Substantially all of our operations and production activities have, to-date, remained operational. In response to the COVID-19 crisis, we implemented changes in our work practices to maintain a safe working environment for production employees at our facilities, while enabling other employees to productively work from home. As we bring employees back to the workplace and return to in-person meetings with customers and suppliers, we have adopted a flexible work approach. This allows for a smooth transition from COVID-19 conditions to a future that better meets the needs of the business and the interests of our employees. In terms of maintaining our financial health and liquidity, in early 2020, we implemented workforce reduction activities to align capacity with expected demand. We also implemented significant cost conservation measures, and we continue to closely monitor spending priorities. As economic activity recovers, we continue to monitor the situation, to assess further possible implications on our operations, supply chain, liquidity, cash flow and customer orders, and to take actions in an effort to mitigate adverse consequences. While the industry is seeing some improvement on rising vaccination rates and easing travel restrictions, the ultimate impact of COVID-19 on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic, vaccination rates and efficacy and the related length of impact on the global economy, supply chain and the aerospace industry, which are uncertain and cannot be predicted at this time. We believe that our existing financial arrangements are sufficient to meet our operating needs.
See Part I, Item 1A, Risk Factors, for an additional discussion of risk related to supply chain disruptions and the recent government vaccine mandates.
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
In September 2021 the Company was awarded a grant of up to $14.7 million from the U.S. Department of Transportation (“USDOT”) under the Aviation Manufacturing Jobs Protection Program (“AMJP”). The Company received $7.4 million under the grant in 2021, and expects to receive the remainder in 2022. The receipt of the full award is primarily conditioned upon the Company committing to not furlough, lay off or reduce the compensation levels of a defined group of employees during the six-month period of performance between September 2021 and March 2022. The grant benefit is being recognized ratably over the six-month performance period as a reduction to cost of products sold in proportion to the compensation expense that the award is intended to defray. During the year ended December 31, 2021, the Company recognized $8.7 million of the award.
For additional details regarding the subsidies and grants, and their impact on consolidated results of operations and financial position, see Note 1 to the consolidated financial statements in Item 8 of this report.
Acquisitions
On July 1, 2019, the Company acquired Freedom Communication Technologies, Inc. (“Freedom”) for $21.8 million, net of $0.6 million in cash acquired. Freedom is a leader in wireless communication testing, primarily for the civil land mobile radio market and is included in our Test Systems segment.
On October 4, 2019, the Company acquired mass transit and defense market test solution provider, Diagnosys Test Systems Limited, for $7.0 million in cash. Contingent purchase consideration (“earnout”), estimated at a fair value of $2.5 million at acquisition, was reduced to zero in 2021 based on actual and forecasted order levels. Diagnosys Inc. and its affiliates

(“Diagnosys”) is included in our Test Systems segment. Diagnosys is a developer and manufacturer of comprehensive automated test equipment providing test, support, and repair of high value electronics, electro-mechanical, pneumatic and printed circuit boards focused on the global mass transit and defense markets. The acquired business has operations in Westford, Massachusetts as well as Ferndown, England, and an engineering center of excellence in Bangalore, India.
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
The transaction also includes two elements of contingent earnouts. No earnout was payable to the Company for calendar 2019 activity. In December 2021, the Company agreed to a payment of $10.7 million for the calendar 2020 earnout, which was recorded in the fourth quarter of 2021 and was received by the Company in early January 2022. On February 14, 2022, the Company was notified by the purchaser that they have calculated $11.2 million as being payable for the calendar 2021 earnout. We are in the process of reviewing the calculation, and expect to record the additional gain on the sale related to the 2021 earnout and receive the payment in the first quarter of 2022. For further information, see Note 22 of Item 8, Financial Statements and Supplementary Data in this report.
On July 12, 2019, the Company sold intellectual property and certain assets associated with its Airfield Lighting product line for $1.0 million in cash. The Airfield Lighting product line, part of the Aerospace segment, was not core to the business and represented less than 1% of revenue. The Company recorded a pre-tax loss on the sale of approximately $1.3 million.
On October 6, 2021, the Company sold one of its Aerospace facilities for $9.2 million. Net cash proceeds were approximately $8.8 million and a gain on sale of approximately $5.0 million was recorded.
Products and Customers
Our Aerospace segment designs and manufactures products for the global aerospace industry. Product lines include lighting and safety systems, electrical power generation, distribution and motions systems, aircraft structures, avionics products, systems certification, and other products. Our Aerospace customers are the airframe manufacturers (“OEM”) that build aircraft for the commercial, military and general aviation markets, suppliers to those OEM’s, aircraft operators such as airlines, suppliers to the aircraft operators, and branches of the U.S. Department of Defense. During 2021, this segment’s sales were divided 55% to the commercial transport market, 19% to the military aircraft market, 16% to the business jet market and 10% to other markets. As a result of the COVID-19 pandemic and its adverse impact on air travel worldwide, the commercial aerospace industry has been significantly disrupted. Most of this segment’s sales are a result of contracts or purchase orders received from customers, placed on a day-to-day basis or for single year procurements rather than long-term multi-year contract commitments. On occasion, the Company does receive contractual commitments or blanket purchase orders from our customers covering multiple-year deliveries of hardware to our customers.
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
We have historically had a significant concentration of business with two major customers; Panasonic Avionics Corporation (“Panasonic”) and The Boeing Company (“Boeing”). While sales to Panasonic accounted for less than 10% of sales in 2021, they accounted for 11.1% of sales in 2020, and 13.0% of sales in 2019. Sales to Boeing accounted for 10.0% of sales in 2021, 9.5% of sales in 2020, and 13.6% of sales in 2019. Sales to Panasonic and Boeing are primarily in the Aerospace segment.
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
Government Contracts
All U.S. government contracts, including subcontracts where the U.S. government is the ultimate customer, may be subject to termination at the election of the government. Our revenue stream relies on military spending. Approximately 18% of our 2021 consolidated sales were made to government-related markets.
Raw Materials
Materials, supplies and components are purchased from numerous sources. We believe that the loss of any one source, although potentially disruptive in the short-term, would not materially affect our operations in the long-term. The COVID-19 pandemic has significantly disrupted the global supply chain for certain components. See further discussion within the Risk Factor discussion in Item 1A.
Seasonality
Our business is typically not seasonal.
Backlog
At December 31, 2021, our consolidated backlog was $415.7 million. At December 31, 2020, our backlog was $283.4 million. The increase in backlog is driven primarily by recovering demand from our commercial aerospace and business jet customers, with increased OEM build rates and increased spending by commercial airlines on fleet improvements.
Backlog in the Aerospace segment was $334.7 million at December 31, 2021, of which $299.4 million is expected to be recognized as revenue in 2022. Backlog in the Test Systems segment was $81.0 million at December 31, 2021. The Test Systems segment expects to recognize $40.5 million of backlog as revenue in 2022.
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
Research, Development and Engineering Activities
We are engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of our existing technologies. These costs are expensed when incurred and included in cost of products sold. Research, development and engineering costs amounted to approximately $85.3 million in 2021, $86.8 million in 2020 and $108.9 million in 2019.

Human Capital Resources
Human Capital Management and Corporate Culture
As of December 31, 2021, we employed approximately 2,100 employees, of whom approximately 1,700 were employed in the United States and approximately 400 were employed outside of the United States. We have approximately 70 hourly production employees at PECO who are subject to collective bargaining agreements. We also leverage temporary workers to provide flexibility for our business and manufacturing needs.
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
•Health and dental insurance
•Generous paid time off
•401K, profit sharing, and bonus programs
•Flexible spending accounts
•Employee stock purchase plan
•Disability and life insurance
•Commute reduction, fitness, tuition programs
•Community service opportunities
The COVID-19 pandemic had a sudden and significant impact on the global economy, and particularly in the aerospace industry, causing us to make difficult cost conservation measures including workforce reductions activities to align capacity with expected demand as well as suspension of certain benefit programs. These measures were taken to maintain the financial health and liquidity of the business. We are continuously evaluating the impact of the COVID-19 pandemic, which is dependent on future developments, including the duration of the pandemic and the its impact on the global economy and the aerospace industry, which are uncertain and cannot be predicted at this time. While we have already reinstituted several of the previously-suspended benefits, we will continue to strive to return to a normal level of employment opportunity and benefit offerings for the valued employees of Astronics.
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

Diversity and Inclusion
The Company believes that diversity and inclusion is critical for the attraction and retention of top talent and employs policies and procedures to recruit women and minority talent as well as policies to ensure pay equality. Astronics has an Equal Employment Opportunity Policy whereby the Company commits to providing equal employment opportunity for all qualified employees and applicants without regard to race, color, sex, sexual orientation, gender identity, religion, national origin, disability, veteran status, age, marital status, pregnancy, genetic information or other legally protected status.
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
ITEM 1A.    RISK FACTORS
Covid-19 Pandemic Risks
Our business, financial results, and prospects are dependent on global aerospace demand. The continuing effects of the COVID-19 pandemic have had and are expected to continue to have a significant negative impact on aerospace demand, our business and our industry, including any potential impacts of vaccination requirements. Other epidemics or outbreaks of infectious diseases may have a similar impact. As previously disclosed, we face risks related to outbreaks of infectious diseases, including the ongoing COVID-19 pandemic. The COVID-19 coronavirus pandemic has caused significant volatility in financial markets, including the market price of our stock, and the aerospace industry. The continuing effects of the COVID-19 pandemic have had and are expected to continue to have a significant negative impact on aviation demand, our business, our supply chain and our industry, including any potential impacts of vaccination requirements.
The extent to which the pandemic will continue to negatively affect our business and results of operations will depend on many changing factors and developments including, without limitation, the following:
•the severity, extent, and duration of the pandemic including emerging variants of the virus, its impact on the aircraft industry and aviation and related aftermarket demand, and any additional production suspensions or reductions relating to the pandemic;
•the effectiveness of vaccines and treatments against emerging variant strains of COVID-19 and over the long-term;
•continued travel restrictions and bans, bans on public gatherings, and closures of non-essential businesses;
•any potential impacts of vaccination requirements and the ability to retain and recruit the workforce required to meet production requirements;
•economic stimulus efforts;
•economic recessions resulting from the pandemic;
•any inability of significant portions of our workforce to work effectively, including because of illness, remote work, quarantines, social distancing, government actions, or other restrictions in connection with the COVID-19 pandemic;
•potential lawsuits or regulatory actions due to COVID-19 spread in the workplace;
•our ability to maintain our compliance practices and procedures, financial reporting processes and related controls, and manage the complex accounting issues presented by the COVID-19 pandemic;
•the impact on the Company’s vendors and outsourced business processes and their process and controls documentation;
•potential failure or reduced capacity of third parties on which the Company relies, including suppliers, lenders, and other business partners, to meet the Company’s obligations and needs;

•the impact of the pandemic on the financial position of our customers;
•the impact of the pandemic on the availability and cost of materials;
•the impact on our contracts with our customers and suppliers, including force majeure provisions;
•the impact on the financial markets, including volatility in the financial markets;
•the availability and cost of credit to the Company; and
•the impact of government health and protection policies on future air traffic demand.
Several of these effects have already occurred and any or all of these items may occur or recur, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. While the Company has taken action to reduce costs, increase liquidity and strengthen its financial position in light of the COVID-19 pandemic, there can be no assurance that our actions will mitigate the impact of the pandemic on our business.
We expect that the COVID-19 pandemic will continue to have a significant negative impact on our business for the duration of the pandemic and for an indeterminate time thereafter until demand grows closer to 2019 levels and supply chain challenges abate. Our business improvement depends on OEM production of aircraft at sufficient levels, which depends upon the public’s willingness to use aircraft travel, the success of vaccination programs across the globe, sufficient OEM demand and orders (without suspension) from airlines, and the ability of airlines to weather the crisis and expand. Further, we expect that the pandemic recovery time for wide-body aircraft may be longer than for narrow-body aircraft due to reduced traveler demand and lower volumes of international travel. If the pandemic worsens or there is significant uncertainty on the commercial aerospace industry’s recovery, we may find it difficult to obtain additional financing and/or fund our operations and meet our debt repayment obligations. Recognizing the unprecedented nature, scale and uncertainty associated with this global health crisis, the duration and extent of the on-going impacts cannot be reasonably estimated at this time.
Market Risks
The loss of Boeing or Panasonic as major customers or a significant reduction in business with either of those customers would reduce our sales and earnings. In 2021, we had a concentration of sales to Boeing representing approximately 10.0% of our sales. In 2020 and 2019, we also had a concentration of sales to Panasonic in excess of 10% of sales in those years. The loss of these customers or a significant reduction in business with them would significantly reduce our sales and earnings.
In October 2018 and March of 2019, two commercial aircraft accidents led to the grounding by the Federal Aviation Administration and other regulators of the Boeing 737 MAX aircraft, on which we have significant content, and which represented our largest OEM production program before the pandemic. The grounding of the Boeing 737 MAX, which started in March of 2019, caused the production rate of that aircraft to be lower than expected in fiscal year 2019 and 2020. The 737 MAX grounding affected our business both because of the production pause, impacting our line-fit content, and because it left many of our airline customers short of capacity, particularly in 2019 but continuing into 2020, which made them reluctant to take other aircraft out of service to install the types of retrofit products they buy from us. Although the 737 MAX was re-certified in the United States in November 2020 and in Europe in January 2021, if production rates do not materialize as anticipated, our Aerospace segment sales could be significantly impacted in the near or long-term, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Even as deliveries of the 737 MAX program resume, demand for the aircraft could be lower than was expected prior to the initial grounding of the aircraft due to the continuing effects of the COVID-19 pandemic.
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
•the potential loss of key employees, suppliers or customers of acquired businesses; and

•diversion of management time and attention from our core business.
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
Our inability to adequately enforce and protect our intellectual property or defend against assertions of infringement could prevent or restrict our ability to compete. We rely on patents, trademarks and proprietary knowledge and technology, both internally developed and acquired, in order to maintain a competitive advantage. Our inability to defend against the unauthorized use of these rights and assets could have an adverse effect on our results of operations and financial condition. Litigation may be necessary to protect our intellectual property rights or defend against claims of infringement. This litigation could result in significant costs and divert our management’s focus away from operations. Refer to the risk factor related to pending patent infringement litigation below and Note 19 to the consolidated financial statements in Item 8 of this report for further discussion.
If critical components or raw materials used to manufacture our products or used in our development programs become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products and in completing our development programs, which has damaged, and could continue to damage, our business, results of operations and financial condition. Due to increased demand across a range of industries, the global supply chain for certain critical components or raw materials used in the manufacture of our products and used in our development programs has experienced significant strain in recent periods. Particularly, the market for electronic components is experiencing increased demand, creating substantial uncertainty regarding our suppliers’ continued production of key components for our products. The COVID-19 pandemic has also contributed to and exacerbated this strain. This constrained supply environment has adversely affected, and could further affect, availability, lead times and cost of components, and could impact our ability to complete development programs, respond to accelerated or quick-turn delivery requests from customers, or meet customer demand and product delivery dates for our end customers where we cannot timely secure adequate supply of these components. Moreover, if any of our suppliers become financially unstable, or otherwise unable or unwilling to provide us with raw materials or components, then we may have to find new suppliers. It may take several months to locate alternative suppliers, if required, or to redesign our products to accommodate components from different suppliers. We may experience significant delays in manufacturing and shipping our products to customers and incur additional development, manufacturing and other costs to establish alternative sources of supply if we lose any of these sources or are required to redesign our products. We cannot predict if we will be able to obtain replacement components within the time frames that we require at an acceptable cost, if at all.
In an effort to mitigate these risks, in some cases, we have incurred higher costs to secure available inventory, or have extended or placed non-cancellable purchase commitments with suppliers, which introduces inventory risk if our forecasts and assumptions prove inaccurate. While we may attempt to recover the increased costs through price increases to our customers, we may be unable to mitigate the effect on our results of operations. We have also multi-sourced and pre-ordered components and raw materials inventory in some cases in an effort to reduce the impact of the adverse supply chain conditions we have experienced. Despite our attempts to mitigate the impact on our business, these constrained supply conditions are expected to adversely impact our costs of goods sold, including our ability to continue to reduce the cost to produce our products in a manner consistent with prior periods. In addition, some suppliers have indicated that, as a result of current shortages, they intend to cease manufacture of certain components used in our products. Limits on manufacturing availability or capacity or delays in production or delivery of components or raw materials due to COVID-related restrictions could further delay or inhibit our ability to obtain supply of components and produce finished goods. There can be no assurance that the impacts of the pandemic on the supply chain will not continue, or worsen, in the future. These supply chain constraints and their related challenges could result in shortages, increased material costs or use of cash, engineering design changes, and delays in new product introductions, each of which could adversely impact our growth, gross margin and financial results. These types of negative financial impacts on our business may become more acute as supply chain pressures increase.
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
Government vaccine mandates could result in workforce attrition for us and our suppliers which could adversely affect our operations and supply chain. On September 9, 2021, President Biden issued an executive order requiring all employers with U.S. Government contracts to ensure that their U.S.-based employees, contractors, and subcontractors, that work in affected facilities or work on or in support of U.S. Government contracts are fully vaccinated. The deadline for vaccination was initially December 8, 2021, but the White House announced on November 4, 2021 that the deadline would be extended to January 4, 2022. The executive order includes on-site and remote U.S.-based employees, contractors and subcontractors and permits only limited exceptions for medical and religious reasons. Substantially all of our subsidiaries are either directly subject to the executive order, or will be required to comply with the executive order via flowdown from our affected customers. It is currently not possible to predict with certainty the impact the executive order will have on our workforce, or on our suppliers who may also be impacted. As a U.S. Government contractor, and as a supplier to customers who are U.S. Government contractors, we took steps to comply with the executive order mandating COVID-19 vaccines across our U.S.-based workforce, contractors and subcontractors that service or support our U.S. Government contracts, and who do not qualify for medical or religious exemptions, to be fully vaccinated by January 4, 2022, until it was enjoined by a federal court in December 2021. The vaccine mandate currently remains enjoined and the Government has announced that it will take no efforts to enforce it, absent further notice from the contracting agency, where the place of performance is a U.S. state or an excluded outlying area. If the vaccine mandate is revived, the Company will resume efforts to work with employees who have not yet either submitted proof of vaccination or requested an accommodation. Additional vaccine mandates may be announced in jurisdictions in which our businesses operate. Implementation of these requirements may result in attrition, including attrition of critically skilled labor, and difficulty securing future labor needs, which could have a material adverse effect on our business, financial condition, and results of operations. Further, implementation of these requirements by our suppliers may result in workforce attrition at our suppliers, which may result in disruption to our supply chain which, in turn, may have a negative impact on our revenues and results of operations by impacting ability to acquire certain raw materials and components used in the manufacture of our products and in our development programs.
If our subcontractors fail to perform their contractual obligations, our prime contract performance and our ability to obtain future business could be materially and adversely impacted. Many of our contracts involve subcontracts with other companies upon which we rely to perform a portion of the services we must provide to our customers. There is a risk that we may have disputes with our subcontractors, including disputes regarding the quality and timeliness of work performed by the subcontractor or customer concerns about the subcontractor. Failure by our subcontractors to satisfactorily provide, on a timely basis, the agreed-upon supplies or perform the agreed-upon services may materially and adversely impact our ability to perform our obligations with our customer and could result in the assessment of late delivery penalties. Subcontractor performance deficiencies could result in a customer terminating our contract for default. A default termination could expose us to liability and substantially impair our ability to compete for future contracts and orders.
Some of our contracts contain late delivery penalties. Failure to deliver in a timely manner due to supplier problems, development schedule slides, manufacturing difficulties, or similar schedule-related events could have a material adverse effect on our business. No significant penalties have been incurred to date.
Our results of operations are affected by our fixed-price contracts, which could subject us to losses in the event that we have cost overruns. For the year ended December 31, 2021, fixed-price contracts represented almost all of the Company’s sales. On fixed-price contracts, we agree to perform the scope of work specified in the contract for a predetermined price. Depending on the fixed price negotiated, these contacts may provide us with an opportunity to achieve higher profits based on the relationship between our costs and the contract’s fixed price. However, we bear the risk that increased or unexpected costs may reduce our profit.
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
Additionally, our credit facility also contains a number of restrictive covenants that impose significant operating and financial restrictions on the Company and may limit our ability to engage in acts that may be in our long-term best interests. The credit facility includes covenants restricting, among other things, the ability of the Company to:
•incur additional indebtedness;
•pay dividends on or repurchase our capital stock;
•make certain acquisitions or investments;
•sell assets; and
•engage in certain business activities.

The amount of debt we have outstanding, as well as any debt we may incur in the future, could have an adverse effect on our operational and financial flexibility. As of December 31, 2021, we had approximately $163.0 million of long-term debt outstanding. Changes to our level of debt subsequent to December 31, 2021 could have significant consequences to our business, including the following:
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
Our inability to refinance our existing long-term debt maturing in 2023 on terms that are favorable to us may materially and adversely impact our operations and future growth and expansion initiatives. Our credit facility, of which $163.0 million is outstanding as of December 31, 2021, is currently scheduled to mature in 2023. While we expect to be able to refinance, replace or extend the maturity date of our credit facility before it matures, we cannot be sure that we will be able to obtain such debt refinancing on commercially reasonable terms or at all. The extent to which we will be able to effect such refinancing, replacement or maturity extension on terms that are favorable to us or at all is dependent on a number of highly uncertain factors, including then-prevailing credit and other market conditions, economic conditions, particularly in the aerospace and defense markets, disruptions or volatility caused by factors such as COVID-19, regional conflicts, inflation, and supply chain disruptions. In addition, rising interest rates could limit our ability to refinance our existing credit facility when it matures or cause us to pay higher interest rates upon refinancing. As the Company’s long-term debt approaches maturity, if the Company is unable to refinance, replace or extend the maturity on its credit facility, the Company’s liquidity, results of operations, and financial condition could be materially adversely impacted.
Furthermore, certain covenants and other terms of our existing credit facility impose significant restrictions on our operational flexibility. In connection with debt refinancing, our ability to negotiate more favorable and flexible covenants and terms, including financial covenants, is highly uncertain. An inability to complete our debt refinancing on terms that are more favorable to us than the covenants and terms in effect under our existing credit facility could materially and adversely impact our business, operations and future growth and expansion initiatives. In particular, if the covenants and terms under our refinanced indebtedness were to remain unchanged as compared to those under our current credit facility, we may be required to take certain operational measures or decline to pursue certain growth initiatives in order to maintain compliance with these restrictive covenants and terms, which could materially and adversely affect our business, results of operations and financial condition.
A write-off of all or part of our goodwill or other intangible assets could adversely affect our operating results and net worth. At December 31, 2021, goodwill and net intangible assets were approximately 9.6% and 15.5% of our total assets, respectively. In 2020, we recorded goodwill impairment charges associated with four Aerospace reporting units, totaling $86.3 million. In 2019, we recorded goodwill and intangible asset impairment charges of $1.6 million and $6.2 million related to our AeroSat antenna business, respectively. We had no such impairment charges during 2021. Our goodwill and other intangible assets may increase in the future since our strategy includes growing through acquisitions. We may have to write-off all or part of our goodwill or purchased intangible assets if their value becomes impaired. Although this write-off would not result in an outlay of cash, it could reduce our earnings and net worth significantly.
We are subject to financing and interest rate exposure risks that could adversely affect our business, liquidity and operating results. Changes in the availability, terms and cost of capital, and increases in interest rates could cause our cost of doing business to increase and place us at a competitive disadvantage. At December 31, 2021, all of our debt was subject to variable interest rates.
The potential phase out of LIBOR may negatively impact our debt agreements and financial position, results of operations and liquidity. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021 and it is unclear whether new methods of calculating LIBOR will be established. If LIBOR ceases to exist after 2021, a comparable or successor reference rate as approved by the Administrative Agent under the Credit Agreement will apply or such other reference rate as may be agreed by the Company and the lenders under the Credit Agreement. Prior to its amendment on March 1, 2022, the interest rate under our Amended Credit Facility was calculated using LIBOR. In conjunction with the amendment, our Amended Credit Facility is now based on the Secured Overnight Financing Rate (“SOFR”), rather than LIBOR. However, that agreement expires in May 2023 and it is unclear at this time whether different benchmark rates used to price indebtedness will develop. We cannot predict the impact that an alternative benchmark rate may have on the terms of our future indebtedness or interest cost. However, an increase in our cost of borrowing could result in an adverse effect on our financial position, results of operations, and liquidity.
Our future operating results could be impacted by estimates used to calculate impairment losses on long-lived assets. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make significant and subjective estimates and assumptions that may affect the reported amounts of tangible and intangible long-lived assets in the financial statements. These estimates are integral in the determination of whether a potential non-cash impairment loss exists as well as the calculation of that loss. Actual future results could differ from those estimates. As discussed in Note 23 to the consolidated financial statements in Item 8 of this report, we recorded a long-lived asset impairment charge of approximately $0.7 million and $9.5 million in the years ending December 31, 2020 and 2019, respectively. We had no such impairment charges in 2021.
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
Additionally, pension obligations and the related costs are determined using actual results and actuarial valuations that involve several assumptions. The most critical assumption is the discount rate. Other assumptions include mortality, salary levels and retirement age. The discount rate assumptions are based on current market conditions and are outside of our control. Changes in these assumptions could affect our future earnings and equity.
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
Refer to Note 19 of our consolidated financial statements in Item 8 of this report for discussion on this and other legal proceedings. Other than these proceedings, we are not party to any significant pending legal proceedings that management believes will result in a material adverse effect on our results of operations or financial condition.
Our operations in foreign countries expose us to political and currency risks and adverse changes in local legal and regulatory environments. In 2021, approximately 8% of our sales were made by our subsidiaries in foreign countries, predominately in our subsidiaries in France and Canada. Net assets held by our foreign subsidiaries total $40.5 million at December 31, 2021. Approximately 21% of our consolidated sales in 2021 were made to customers outside of the United States. Our financial results may be adversely affected by fluctuations in foreign currencies and by the translation of the financial statements of our foreign subsidiaries from local currencies into U.S. dollars. We expect international operations and export sales to continue to contribute to our earnings for the foreseeable future. Both the sales from international operations and export sales are subject in varying degrees to risks inherent in doing business outside of the U.S. Such risks include the possibility of unfavorable circumstances arising from host country laws or regulations, changes in tariff and trade barriers and import or export licensing requirements, and political or economic reprioritization, insurrection, civil disturbance or war.
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
If we fail to meet expectations of securities analysts or investors due to fluctuations in our sales or operating results, our stock price could decline significantly. Our sales and earnings may fluctuate from quarter to quarter due to a number of factors, including delays or cancellations of programs and the impacts of the ongoing COVID-19 pandemic on revenues and costs. It is likely that in some future quarters our operating results may fall below the expectations of securities analysts or investors. In this event, the trading price of our stock could decline significantly.
Our stock price is volatile. For the year ended December 31, 2021, our stock price ranged from a low of $10.04 to a high of $20.51. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None
ITEM 2.    PROPERTIES
On December 31, 2021, we own or lease 1.3 million square feet of space, distributed by segment as follows:

	Owned	Leased	Total
Aerospace	625,000	518,000	1,143,000
Test Systems	—	140,000	140,000
Total Square Feet	625,000	658,000	1,283,000
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
ITEM 3.    LEGAL PROCEEDINGS
Currently, we are involved in legal proceedings relating to allegations of patent infringement and, based on rulings to date, we have concluded that losses related to certain of these proceedings are probable. For a discussion of contingencies related to legal proceedings, see Note 19 to our consolidated financial statements in Item 8 of this report.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The table below sets forth the range of prices for the Company’s Common Stock, traded on the NASDAQ National Market System, for each quarterly period during the last two years. The approximate number of shareholders of record as of March 2, 2022, was 705 for Common Stock and 1,946 for Class B Stock.

2021	High	Low
First	$19.00	$12.14
Second	$20.51	$15.50
Third	$19.25	$12.61
Fourth	$14.55	$10.04

2020	High	Low
First	$28.92	$7.15
Second	$15.46	$7.14
Third	$10.80	$7.60
Fourth	$13.64	$6.40
The Company has not paid any cash dividends in the three-year period ended December 31, 2021. The Company has no plans to pay cash dividends as it plans to retain all cash from operations as a source of capital to service debt and finance working capital and growth in the business.
The following table summarizes our purchases of our common stock for the quarter ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that may yet be Purchased Under the Program
October 3 - October 30 (1)	729	$14.38	—	$41,483,815
October 31 - November 27	—	$—	—	$41,483,815
November 28 - December 31	—	$—	—	$41,483,815
Total	729	$14.38	—
(1) On October 4, 2021, we accepted delivery of 729 shares at $14.38 in connection with the issuance of restricted stock units.
Previously, the Board of Directors authorized share repurchase programs that authorized repurchases up to certain monetary limits in accordance with applicable securities laws on the open market or through privately negotiated transactions. Under those programs, we purchased approximately 3,498,000 shares for $100 million.
On September 17, 2019, the Board of Directors authorized an additional share repurchase program. This program authorizes repurchases of up to $50 million of common stock. Cumulative repurchases under this plan were approximately 310,000 shares at a cost of $8.5 million before the 10b5-1 plan associated with the share repurchase program was terminated on February 3, 2020. There have been no repurchases since that date.

The following graph compares the Company’s annual percentage change in cumulative total return on common shares over the past five years with the cumulative total return of companies comprising the S&P 500 Index and the NASDAQ Composite Index. This presentation assumes that $100 was invested in shares of the relevant issuers on December 31, 2016, and that dividends received were immediately invested in additional shares. The graph plots the value of the initial $100 investment at one-year intervals for the fiscal years shown. The NASDAQ Composite Index replaces the CRSP NASDAQ Stock Market (US and Foreign Companies) Index in this analysis and going forward, as the CRSP Index data is no longer accessible. The CRSP index has been included with data through 2020.

		2016	2017	2018	2019	2020	2021
Astronics Corp.	Return %	—	22.55	(13.30)	(8.21)	(52.67)	(9.30)
	Cum $	100.00	122.55	106.25	97.52	46.16	41.87
S&P 500 Index - Total Returns	Return %	—	21.83	(4.38)	31.49	18.40	28.71
	Cum $	100.00	121.83	116.49	153.17	181.35	233.41
NASDAQ Stock Market (US and Foreign Companies)	Return %	—	29.37	(2.95)	35.78	43.55	—
	Cum $	100.00	129.37	125.54	170.46	244.69	—
NASDAQ Composite-Total Return	Return %	—	29.64	(2.84)	36.69	44.92	22.18
	Cum $	100.00	129.64	125.96	172.18	249.51	304.85

ITEM 6.     [Reserved]

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
Important factors affecting our growth and profitability are the ongoing impacts of the COVID-19 pandemic and the timing and extent of recovery (as discussed more fully below), supply chain pressures, the rate at which new aircraft are produced, government funding of military programs, our ability to have our products designed into new aircraft and the rates at which aircraft owners, including commercial airlines, refurbish or install upgrades to their aircraft. New aircraft build rates and aircraft owners spending on upgrades and refurbishments is cyclical and dependent on the strength of the global economy. Once designed into a new aircraft, the spare parts business is frequently retained by the Company. Future growth and profitability of the Test Systems business is dependent on developing and procuring new and follow-on business. The nature of our Test Systems business is such that it pursues large, often multi-year, projects. There can be significant periods of time between orders in this business which may result in large fluctuations of sales and profit levels and backlog from period to period. Test Systems segment customers include the USDOD, prime contractors to the USDOD, mass transit operators and prime contractors to mass transit operators.
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
Reduced aircraft build rates driven by a weak economy, aircraft groundings, tight credit markets, reduced air passenger travel and an increasing supply of used aircraft on the market would likely result in reduced demand for our products, which will result in lower profits. Reduction of defense spending may result in fewer opportunities for us to compete, which could result in lower profits in the future. Many of our newer development programs are based on new and unproven technology and at the same time we are challenged to develop the technology on a schedule that is consistent with specific programs. Delays in delivery schedules and incremental costs resulting from supply chain pressures can also result in lower profits. We will continue to address these challenges by working to improve operating efficiencies and focusing on executing on the growth opportunities currently in front of us.
In September 2021, the Company entered into an agreement with the U.S. Department of Transportation (“USDOT”) under the Aviation Manufacturing Jobs Protection Program (“AMJP”) for a grant of up to $14.7 million. The Company received $7.4 million under the grant in 2021. The Company expects to receive a second installment of approximately $5.2 million in the first quarter of 2022 and a final installment in the second or third quarter of 2022 upon final confirmation from the USDOT of the Company meeting its grant commitments. The receipt of the full award is primarily conditioned upon the Company committing to not furlough, lay off or reduce the compensation levels of a defined group of employees during the six-month period of performance between September 2021 and March 2022. The grant benefit will be recognized ratably over the six-month performance period as a reduction to cost of products sold in proportion to the compensation expense that the award is intended to defray. During the year ended December 31, 2021, the Company recognized $8.7 million of the award and expects to recognize the remaining $6.0 million in the first quarter of 2022.
The COVID-19 pandemic caused a significant impact on our sales and net income for fiscal 2021 and 2020. The pandemic adversely impacted customer demand for all market channels, with commercial transport (both OEM and aftermarket channels) being the most adversely impacted due to the pandemic's impact on air travel worldwide. As a result, the Company executed restructuring activities in the form of workforce reduction to better align capacity with expected demand. Restructuring charges in severance expense totaling $0.6 million, associated primarily with the Aerospace segment, were recorded in the year ended December 31, 2021, compared with $4.9 million recorded in the year ended December 31, 2020.
In the fourth quarter of 2019, in an effort to reduce the significant operating losses at our AeroSat business, we initiated a restructuring plan to reduce costs and minimize losses of our AeroSat antenna business. The plan focused the initiatives for the AeroSat business on near-term opportunities pertaining to business jet connectivity. The plan resulted in a downsized manufacturing operation remaining in New Hampshire, with significantly reduced personnel and operating expenses. Impairments and restructuring charges recorded in 2019 as a result of the restructuring plan amounted to $28.8 million, all of which is included in the Aerospace segment. The Company incurred an impairment charge to right-of-use assets of approximately $0.7 million and $0.4 million in restructuring charges associated with severance at AeroSat during the year ended December 31, 2020.
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
On October 4, 2019, the Company acquired the stock of the primary operating subsidiaries as well as certain other assets from mass transit and defense market test solution provider, Diagnosys Test Systems Limited, for $7.0 million in cash, plus earnouts estimated at a fair value of $2.5 million at acquisition. Diagnosys Inc. and its affiliates (“Diagnosys”) is included in our Test Systems segment. Diagnosys is a developer and manufacturer of comprehensive automated test equipment providing test, support, and repair of high value electronics, electro-mechanical, pneumatic and printed circuit boards focused on the global mass transit and defense markets. The acquired business has operations in Westford, Massachusetts as well as Ferndown, England, and an engineering center of excellence in Bangalore, India. The terms of the acquisition allowed for a potential earnout of up to an additional $13.0 million over the three years post-acquisition based on achievement of new order levels of over $72.0 million during that period. Based on actual and forecasted new orders, the fair value of the earnout was reduced to zero in the 2021 second quarter.
DIVESTITURES
On February 13, 2019, the Company completed a divestiture of its semiconductor test business within the Test Systems segment. The total proceeds of the divestiture amounted to $103.8 million plus certain contingent purchase consideration (“earnout”).
The transaction included two elements of contingent earnouts. In the fourth quarter of 2021, the Company agreed to an earnout payment of $10.7 million for the calendar 2020 earnout, which was recorded in 2021 as a separate line item below operating loss and was received by the Company in early January 2022. On February 14, 2022, the Company was notified by the purchaser that they had calculated $11.2 million as being payable for the calendar 2021 earnout. We are in the process of reviewing the calculation, and expect to record the additional gain on the sale, and receive the payment, in the first quarter of 2022. See further information in Note 22 of Item 8, Financial Statements and Supplementary Data in this report.

On July 12, 2019, the Company sold intellectual property and certain assets associated with its Airfield Lighting product line for $1.0 million in cash. The Airfield Lighting product line, part of the Aerospace segment, was not core to the business and represented less than 1% of revenue. The Company recorded a pre-tax loss on the sale of approximately $1.3 million.
On October 6, 2021, as part of a planned consolidation effort, the Company sold one of its Aerospace facilities for $9.2 million. Net cash proceeds were approximately $8.8 million. A gain on sale of approximately $5.0 million was recorded in 2021. The business of that facility will be relocated to one of the Company’s other operations.
MARKETS
Commercial Transport Market
The commercial transport market is our largest end market with sales driven by new aircraft production and aftermarket airline retrofit programs. In the commercial transport market, while many of our key long-term fundamentals remain intact, we continue to see near-term market pressure due to COVID-19. Despite solid progress on the vaccine front, 2022 will remain very challenging for our commercial transport products with improvement expected throughout 2022 driven by the planned increased production rate of the 737 MAX and an expectation of improved activity with our airline customers. Aircraft build rates are expected to improve modestly during 2022 from current levels as production of the 737 MAX and A-320 picks up, and the aftermarket is expected to strengthen over the course of the year as aircraft utilization and load factors increase. On the other hand, wide-body production rates and usage are expected to remain depressed throughout 2022 and possibly for several years due to low international travel demand caused by the pandemic.
Sales to the commercial transport market include sales of lighting and safety systems, electrical power generation, distribution and motions systems, aircraft structures, avionics products and systems certification. Sales to this market totaled approximately $202.0 million or 45.4% of our consolidated sales in 2021. As a result of the COVID-19 pandemic and its adverse impact on air travel worldwide, the commercial aerospace industry has been significantly disrupted.
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
Military Aerospace Market
Sales to the military aerospace market include sales of lighting & safety products, avionics products, electrical power & motion products and structures products. Sales to this market totaled approximately 15.8% of our consolidated sales and amounted to $70.3 million in 2021.
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
Business Jet Market
The business jet market has also been impacted by the pandemic with new aircraft build rates significantly lower than pre-pandemic levels. Most of our sales in this market are line-fit products driven by aircraft build rates although there are some aftermarket sales as well. We expect improvement in 2022 as build rates are expected to increase.
Sales to the business jet market include sales of lighting & safety products, avionics products, and electrical power & motion products. Sales to this market totaled approximately 12.7% of our consolidated sales in 2021 and amounted to $56.7 million.
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
Tests Systems Products
Sales by our Test Systems segment accounted for approximately 17.9% of our consolidated sales in 2021 and amounted to $79.7 million. This segment designs, develops, manufactures and maintains automated test systems that support the aerospace and defense, communications and mass transit industries as well as training and simulation devices for both commercial and military applications. Sales to the aerospace & defense market were approximately $62.9 million in 2021. Sales to the mass transit market were approximately $16.8 million.
Sales to the military market are subject to fluctuations resulting from changes in governmental spending, elimination of certain programs, or failure to win new business through the competitive bid process. Consistent with the Aerospace segment, the Test Systems segment does not significantly rely on any one program such that cancellation of a particular program will cause material financial loss, and we believe that we will continue to have opportunities similar to past years regarding this market.
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
Revenue Recognition
Astronics recognizes revenue when it transfers control of a promised good or service to a customer in an amount that reflects the consideration it expects to receive in exchange for the good or service. Our performance obligations are satisfied and control is transferred either at a point-in-time or over-time. The majority of our revenue is recognized at a point-in-time when control is transferred, which is generally evidenced by the shipment or delivery of the product to the customer, a transfer of title, a transfer of the significant risks and rewards of ownership, and customer acceptance. For certain contracts under which we produce products with no alternative use and for which we have an enforceable right to recover costs incurred plus a reasonable profit margin for work completed to date and for certain other contracts under which we create or enhance a customer-owned asset while performing repair and overhaul services, control is transferred to the customer over-time. The Company recognizes revenue using an over-time recognition model for these types of contracts.
We utilize the cost-to-cost method as a measure of progress for performance obligations that are satisfied over-time as we believe this input method best represents the transfer of control to the customer. Under the cost-to-cost method, the extent of progress toward completion is measured based on the proportion of costs incurred to date to the total estimated costs at completion of the performance obligation. These projections require management to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead, capital costs, and manufacturing efficiency. We review our cost estimates on a periodic basis, or when circumstances change and warrant a modification to a previous estimate. Cost estimates are largely based on negotiated or estimated purchase contract terms, historical performance trends and other economic projections.
See Note 2 to the consolidated financial statements in Item 8 of this report for a further description of revenue recognition under ASC 606.
Reviews for Impairment of Goodwill
Our goodwill is the result of the excess of purchase price over net assets acquired from acquisitions. As of December 31, 2021 and December 31, 2020, we had approximately $58.3 million of goodwill.
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

We use the discounted cash flow method to estimate the fair value of each of our reporting units. The discounted cash flow method incorporates various assumptions, the most significant being projected sales growth rates, operating profit margins and cash flows, the terminal growth rate and the discount rate. Management projects sales growth rates, operating margins and cash flows based on each reporting unit’s current business, expected developments and operational strategies. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired and the impairment loss is recorded for the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying value of goodwill.
The Company’s four reporting units remaining with goodwill as of the first day of our fourth quarter were subject to the annual goodwill impairment test. Based on our quantitative assessments of our reporting units, we concluded that goodwill was not impaired in 2021.
As a result of the qualitative factors related to the COVID-19 pandemic that surfaced during the first quarter of 2020, we performed interim quantitative assessments for the eight reporting units which had goodwill as of March 28, 2020, and an additional quantitative assessment for our PECO reporting unit as of June 27, 2020 driven by reductions from previously forecasted aircraft build rates. Based on our quantitative assessments, the Company recorded goodwill impairment charges associated with four Aerospace reporting units, totaling $86.3 million in the December 31, 2020 Consolidated Statements of Operations. No additional goodwill impairment charges were incurred as a result of the annual goodwill impairment test in 2020.
CONSOLIDATED RESULTS OF OPERATIONS, PERFORMANCE AND OUTLOOK

(In thousands, except percentages, employees and per share data)	2021	2020
RESULTS OF OPERATIONS:
Sales	$444,908	$502,587
Gross Margin	14.7%	19.3%
SG&A Expenses as a Percentage of Sales	22.3%	22.0%
Net Gain on Sale of Facility	$5,014	$—
Impairment Loss	$—	$87,016
Loss from Operations	$(28,674)	$(100,701)
Operating Margin	(6.4)%	(20.0)%
Net Gain on Sale of Businesses	$10,677	$—
Other Expense, Net of Other Income	$2,159	$4,968
Interest Expense, Net	$6,804	$6,741
Effective Tax Rate	5.1%	(3.0)%
Net Loss	$(25,578)	$(115,781)
Net Loss Margin	(5.7)%	(23.0)%
Diluted Loss Per Share	$(0.82)	$(3.76)
Weighted Average Shares Outstanding – Diluted	31,061	30,795
OTHER YEAR-END DATA:
Number of Employees	2,100	2,200
A discussion by segment can be found at “Segment Results of Operations and Outlook” in this MD&A.
CONSOLIDATED OVERVIEW OF OPERATIONS
2021 Compared With 2020
Consolidated sales were down $57.7 million to $444.9 million compared to the prior year. Aerospace sales were down $52.8 million and continue to be negatively affected by the continued impacts of the COVID-19 pandemic, while the prior-year period was inclusive of the pre-pandemic levels during the first quarter. Test System sales decreased $4.9 million.
Consolidated cost of products sold were down $26.2 million to $379.5 million in 2021 from $405.7 million in the prior year. The decrease was primarily due to lower volume related to the continued impacts of the COVID-19 pandemic on the global aerospace industry. The current year period benefited from $8.7 million recognized as an offset to cost of products sold related to the AMJP award, but was negatively impacted by higher warranty expenses of $3.9 million.

Selling, general and administrative (“SG&A”) expenses were $99.1 million compared with $110.5 million for the prior year period. The decrease in 2021 was due to the cost control measures implemented at the onset of the pandemic late in the first quarter of 2020 which resulted in lower labor costs and discretionary spending. The Company incurred $0.6 million in restructuring-related severance charges in the current year and $5.3 million in the prior year, primarily in the Aerospace segment. SG&A in the current year also benefited from a $2.2 million non-cash reduction of the fair value of a contingent consideration liability. However, in January 2022, the Company was notified of an adverse ruling in its long-running intellectual property dispute with Lufthansa Technik, which has been in litigation since 2010 in the U.S., France, Germany and the United Kingdom. Most recently, the U.K. Court has ruled that the subject patent is valid and that the Company has been infringing the expired patent. Based on the information currently available, the Company accrued $8.4 million relative to the U.K. matter in 2021, although the actual amount of damages will not be known until the damages trial is completed, which is expected to occur sometime in 2023. This amount was recorded within SG&A in the fourth quarter of 2021.
On October 6, 2021, the Company sold one of its Aerospace facilities for $9.2 million. Net cash proceeds were approximately $8.8 million. A gain on sale of approximately $5.0 million was recorded in the fourth quarter of 2021.
Non-cash goodwill and long-lived asset impairment charges of $87.0 million in the Aerospace segment were recognized in 2020 due to reduced expectations of future operating results caused by the COVID-19 pandemic.
In 2021, the Company recorded a gain of $10.7 million as additional gain on the sale of the Company’s former semiconductor business resulting from the contingent earnout for the 2020 calendar year.
Other Expense, Net of Other Income decreased $2.8 million when compared to 2020. The prior year included a $3.5 million impairment of an equity investment.
The effective tax rate for 2021 was 5.1%, compared with (3.0)% in 2020. The tax rate in 2021 was impacted by State and Foreign income taxes as well as changes in the valuation allowance previously recorded against U.S. Federal and most State deferred tax assets. The effective tax rate in 2020 was impacted by a $21.5 million valuation allowance against federal deferred tax assets as well as permanently non-deductible goodwill impairments. See Note 11 of the consolidated financial statements at Item 8 of this report for additional information regarding the valuation allowance recorded in 2020.
Consolidated net loss was $(25.6) million, or $(0.82) per diluted share, compared with net loss of $(115.8) million, or $(3.76) per diluted share in the prior year. The after-tax impact of the impairment loss in 2020 was $(2.64) per diluted share.
2020 Compared With 2019
For a comparison of our results of operations for the years ended December 31, 2020 and 2019, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021.
Income Taxes
Our effective tax rates for 2021 and 2020 were 5.1% and (3.0)%, respectively. In addition to state income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rate (21% in 2021 and 2020) and our effective tax rate:
2021:
•Recognition of approximately $6.8 million of valuation allowance against federal deferred tax assets. See Note 11 of the consolidated financial statements at Item 8 of this report for additional information.
•Recognition of approximately $2.6 million of 2021 U.S. R&D tax credits which were offset by the federal valuation allowance recognized during the year.
2020:
•Recognition of approximately $21.5 million of valuation allowance against federal deferred tax assets. See Note 11 of the consolidated financial statements at Item 8 of this report for additional information.
•Permanently non-deductible goodwill impairment.
•Recognition of approximately $1.8 million of 2020 U.S. R&D tax credits.
COVID-19 Impacts on Our Business
In early 2020, we implemented workforce reduction activities to align capacity with expected demand. We also implemented significant cost conservation measures, and we continue to closely monitor spending priorities. As economic activity recovers, we continue to monitor the situation, to assess further possible implications on our operations, supply chain, liquidity, cash flow and customer orders, and to take actions in an effort to mitigate adverse consequences. While the industry is seeing some improvement on rising vaccination rates and easing travel restrictions, the ultimate impact of COVID-19 on our business results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic, vaccination rates and efficacy and the related length of impact on the global economy, supply chain and the aerospace industry, which are uncertain and cannot be predicted at this time. We believe that our existing financial arrangements are sufficient to meet our operating needs, and have adequate borrowings availability under our Credit Agreement that could provide additional relief if necessary.
See Part I, Item 1A, Risk Factors, for an additional discussion of risk related to supply chain disruptions and the recent government vaccine mandates.
2022 Outlook
In 2021, we experienced an increase in bookings, however we have also been impacted by supply chain pressures that we expect will continue to impact delivery schedules and costs, limiting the Company’s ability to respond to accelerated or quick-turn delivery requests from customers and delaying shipments that otherwise would have been made in 2021. We estimate that we had backlog at the end of the year of $15 million to $17 million that would have shipped if our supply chain had been functioning normally. Our initial expectation is that 2022 revenue will be in the range of $550 million to $600 million for the year, which includes what we consider reasonable allowances for continued supply chain and labor disruptions. We expect the first quarter to show a modest volume increase over the fourth quarter, with a stronger ramp in the latter half of the year, though supply chain and the tight labor market are risk items.
Based on current estimates, we expect the AMJP to contribute approximately $6.0 million to gross profit to be recorded in the first quarter of 2022. The six-month period of performance over which the grant is recognized will conclude in March 2022. We also expect a benefit in the first quarter of 2022 of approximately $11.2 million related with the calendar 2021 earnout from the sale of the semiconductor business based on the earnout statement provided to us in February 2022.
Given our forecast expectations, and the structure of our credit agreement, combined with AMJP proceeds, tax refunds and the earnouts from the sale of the semiconductor business, we expect to have sufficient liquidity to operate through the COVID-19 pandemic and its economic impacts. We expect to remain compliant with our debt covenants for the duration of the agreement based on our current financial projections, and expect the Company to generate cash in 2022, which will be used to reduce debt.
At December 31, 2021, our consolidated backlog was $415.7 million. At December 31, 2020, our backlog was $283.4 million. Backlog in the Aerospace segment was $334.7 million at December 31, 2021, of which $299 million is expected to be recognized as revenue in 2022. Backlog in the Test Systems segment was $81.0 million at December 31, 2021. The Test Systems segment expects to recognize $41 million of backlog as revenue in 2022.
Cash taxes related to 2022 are expected to be in the range of $0.5 million to $1.0 million.
Capital equipment spending in 2022 is expected to be in the range of $15 million to $20 million, up from $6.0 million in 2021, due to investments in customer programs.
While core aerospace markets have strengthened as vaccination rates rise and passenger traffic accelerated, the ultimate impact of COVID-19 on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic, virus variants, vaccination rates and efficacy and the related length of impact on the global economy, supply chain and specifically on the markets we are active in, which are uncertain and cannot be predicted at this time.
SEGMENT RESULTS OF OPERATIONS AND OUTLOOK
Operating profit, as presented below, is sales less cost of products sold and other operating expenses, excluding interest expense, other corporate expenses and other non-operating sales and expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment. Operating loss is reconciled to loss before income taxes in Note 20 of Item 8, Financial Statements and Supplementary Data, of this report.

AEROSPACE SEGMENT

(In thousands, except percentages)	2021	2020
Sales	$365,238	$417,988
Operating Loss	$(8,614)	$(89,833)
Operating Margin	(2.4)%	(21.5)%

	2021	2020
Total Assets	$458,334	$484,885
Backlog	$334,659	$191,081

Sales by Market	2021	2020
Commercial Transport	$201,990	$262,636
Military	70,312	67,944
Business Jet	56,673	60,437
Other	36,263	26,971
Total	$365,238	$417,988

Sales by Product Line	2021	2020
Electrical Power & Motion	$141,746	$179,245
Lighting & Safety	103,749	118,928
Avionics	64,901	76,113
Systems Certification	13,050	6,899
Structures	5,529	9,832
Other	36,263	26,971
Total	$365,238	$417,988
2021 Compared With 2020
Aerospace segment sales decreased $52.8 million, or 12.6%, to $365.2 million. In particular, commercial aerospace sales remained below pre-pandemic levels, declining $60.6 million, or 23.1%. While improving domestic travel, increased production rates including the 737 MAX and higher fleet utilization drove increased demand for commercial aerospace products in the second half of 2021, sales continued to be negatively affected by supply chain pressures resulting in delays in fulfilling orders. General Aviation sales were down $3.8 million, or 6.2%, due to lower VVIP activity, offset by improvements in the business jet market. The Company expects the strong demand being realized in the business jet industry to translate into higher demand for its products as production levels begin to increase in 2022. Military Aircraft sales increased $2.4 million, or 3.5%. Other revenues increased $9.3 million, driven by higher contract manufacturing programs. The prior-year period was inclusive of the pre-pandemic levels during the first quarter of the year.
Electrical Power & Motion sales decreased $37.5 million compared with the prior-year period. Additionally, Lighting & Safety sales decreased $15.2 million and Avionics sales decreased by $11.2 million.
Aerospace segment operating loss was $8.6 million compared with operating loss of $89.8 million in the same period last year. 2021 results benefited from $8.7 million related to the AMJP grant and a $5.0 million gain related to the sale of a facility. These benefits were offset by accruals related to the Lufthansa dispute totaling $8.4 million and increased warranty charges of $4.0 million in the Aerospace segment. Leverage lost on reduced commercial aircraft sales combined with supply chain pressures and costs significantly impacted operating results. Aerospace operating loss in the prior-year period was impacted by impairment charges of $87.0 million, of which $86.3 million was related to goodwill, and restructuring-related severance charges of $5.3 million.
2020 Compared With 2019

For a comparison of Aerospace segment results for the years ended December 31, 2020 and 2019, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021.
2022 Outlook for Aerospace
The Aerospace segment’s backlog at December 31, 2021 was $334.7 million, compared to $191.1 million at December 31, 2020. Approximately $299 million of the December 31, 2021 backlog is expected to be recognized as revenue over the next 12 months.
TEST SYSTEMS SEGMENT

(In thousands, except percentages)	2021	2020
Sales	$79,670	$84,599
Operating (Loss) Profit	$(3,765)	$5,549
Operating Margin	(4.7)%	6.6%

	2021	2020
Total Assets	$105,335	$105,079
Backlog	$81,033	$92,337

Sales by Market	2021	2020
Semiconductor	$—	$3,483
Aerospace & Defense	79,670	81,116
Total	$79,670	$84,599
2021 Compared With 2020
Test Systems segment sales were $79.7 million, down $4.9 million compared with the prior year. Aerospace & Defense sales decreased $1.4 million. Sales from the divested semiconductor business contributed $3.5 million in the prior year.
Test Systems operating loss was $3.8 million, or 4.7% of sales, compared with operating profit of $5.5 million, or 6.6% of sales, in 2020. Operating results in 2021 was negatively affected by COVID-related delays and low volume and $3.3 million in legal fees related to infringement claims and contractual disputes. Operating results in 2020 benefited from $3.5 million in semiconductor warranty revenue.
In 2021, the Company reached an agreement with the buyer of its former semiconductor test business, which was sold in 2019, related to earnout payments. For its calendar 2020 earnout payment, the Company agreed to an earnout amount of $10.7 million, which was recorded in the fourth quarter of 2021 and was paid to the Company in early January.
2020 Compared With 2019
For a comparison of Test Systems segment results for the years ended December 31, 2020 and 2019, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021.
2022 Outlook for Test Systems
Backlog in the Test Systems segment was $81.0 million at December 31, 2021, compared to $92.3 million at December 31, 2019. The Test Systems segment expects to recognize $41 million of backlog as revenue in 2022.
We do not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
For further information on our contractual obligations and other commitments as of December 31, 2021 and estimated timing thereof, see the notes referenced below, of Item 8, Financial Statements and Supplementary Data, of this report.
Long-term Debt and Interest Payments — Refer to Note 8, Long-Term Debt in this report. Future current and long-term interest payments of $6.0 million and $0.7 million, respectively, have been calculated using the applicable interest rate of each debt facility based on actual borrowings as of December 31, 2021. Actual future borrowings and rates may differ from these estimates. The current credit facility expires on May 30, 2023.
Purchase Obligations — Purchase obligations are comprised of the Company’s commitments for goods and services in the normal course of business and amount to approximately $134.0 million payable in the coming year.
Supplemental Retirement Plan and Post Retirement Obligations — Anticipated payments related with the Company’s defined benefit plans are detailed in Note 13, Retirement Plans and Related Post Retirement Benefits.
Lease Obligations — Refer to Note 10, Leases, for details on obligations and timing of expected future lease payments, including a five-year maturity schedule. In January 2022, the Company entered into a lease which is expected to become effective in December 2022 and will require annual payments of approximately $1.5 million through 2031.
Legal Reserves — Refer to Note 19, Legal Proceedings, for management’s estimate of damages to be paid related to our ongoing litigation with Lufthansa Technik and timing thereof.
LIQUIDITY AND CAPITAL RESOURCES

(In thousands)	2021	2020
CASH FLOW DATA:
Net Cash Flows from:
Operating Activities	$(5,530)	$37,335
Investing Activities	$3,179	$(5,797)
Financing Activities	$(7,505)	$(24,576)
YEAR-END FINANCIAL POSITION:
Working Capital (1)	$221,248	$223,211
Indebtedness	$163,000	$173,000
OTHER YEAR-END DATA:
Capital Expenditures	$6,034	$7,459
(1) Working capital is calculated as the difference between Current Assets and Current Liabilities.
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
Operating Activities
Cash used for operating activities totaled $5.5 million in 2021, as compared with $37.3 million cash provided by operating activities in 2020. Cash flow from operating activities decreased compared with the 2020 due to lower net income adjusted for non-cash or non-operating expense or income items, coupled with changes in net operating assets, primarily increases in accounts receivable and inventories. Non-cash items in 2021 include the $10.7 million earnout from the sale of the semiconductor business, the $5.0 million net gain on the sale of facilities within the Aerospace segment, as well as the $8.4 million incremental reserve for estimated impacts of the intellectual property dispute with Lufthansa Technik.
Our cash flows from operations are primarily dependent on our net income adjusted for non-cash expenses and the timing of collections of receivables, level of inventory and payments to suppliers and employees. Sales and operating results of our Aerospace segment are influenced by the impact in 2021 and 2020 of the COVID-19 pandemic on the aerospace industry, in particular, build rates of new aircraft, which are subject to general economic conditions, airline passenger travel and spending for government and military programs. Our Test Systems segment sales depends in part on capital expenditures of the aerospace & defense industry which, in turn, depend on current and future demand for those products. A reduction in demand for our customers’ products would adversely affect our operating results and cash flows.
We expect cash flows from operations in 2022 to continue to be impacted by the COVID-19 pandemic and continued supply chain pressures, particularly in the first half of the year. We expect to receive a second installment of approximately $5.2 million associated with the AMJP grant in the first quarter of 2022, with a final installment of approximately $2.1 million anticipated in the second or third quarter of 2022 upon final confirmation from the USDOT of the Company meeting its grant commitments. The Company also expects to receive approximately $9.0 million in tax refunds in early 2022. We will continue to maintain a credit facility sufficient to fund our short and long-term capital requirements including working capital, acquisitions and share repurchase efforts.
Investing Activities
Cash provided by investing activities in 2021 was $3.2 million, primarily the result of $9.2 million in proceeds from the sale of assets within the Aerospace segment, offset by purchases of property, plant and equipment (“PP&E”) of $6.0 million.
Cash used for investing activities in 2020 was $5.8 million, primarily the result of PP&E of $7.5 million, partially offset by proceeds from sales of PP&E.
Our expectation for 2022 is that we will invest between $15 million and $20 million for PP&E. Future requirements for PP&E depend on numerous factors, including expansion of existing product lines and introduction of new products. Management believes that our cash flow from operations and current borrowing arrangements will provide for these capital expenditures. We expect to continue to evaluate acquisition opportunities in the future. Investing cash flows in 2022 will be positively impacted by the receipt of $10.7 million related with the calendar 2020 earnout from the sale of the semiconductor business and approximately $11.2 million related with the calendar 2021 earnout, which is expected to be received in the first quarter of 2022.
Financing Activities
Cash used for financing activities totaled $7.5 million for 2021, as compared with $24.6 million for 2020. The Company made net repayments towards our senior credit facility of $10.0 million in 2021 compared with net repayments of $15.0 million in 2020. Cash used in 2020 also included $7.7 million of share repurchases before the 10b-5 plan associated with the share repurchase program was terminated.
The Company's Fifth Amended and Restated Credit Agreement (the “Agreement”) was amended in May 2020 (the “Amended Facility”) and reduced the revolving credit line from $500 million to $375 million. The Amended Facility suspended the application of the leverage ratio up through and including the second quarter of 2021 (the “suspension period”). The maximum net leverage ratio, which represents the ratio of funded debt, net of cash to adjusted EBITDA (as defined in the Agreement) was set at 6.00 to 1 for the third quarter of 2021, 5.50 to 1 for the fourth quarter of 2021, 4.50 to 1 for the first quarter of 2022, and returns to 3.75 to 1 for each quarter thereafter. Through the second quarter of 2021, the Company was also required to maintain a minimum interest coverage ratio. As noted above, the maximum net leverage ratio was set at 5.50 to 1 for the quarter ended December 31, 2021. During the suspension period, the Company paid interest on the unpaid principal amount of the Amended Facility at a rate of 3.25% and a commitment fee of 0.35% on the undrawn portion of the Amended Facility. After the suspension period, the Company pays interest on the unpaid principal amount of the Amended Facility at LIBOR (of at least 1.00%) plus between 1.00% to 2.25% and a commitment fee of 0.10% to 0.35% on the undrawn portion of the Amended Facility, both based upon the Company’s leverage ratio. The Amended Facility provided for the payment of a consent fee of 15 basis points of the commitment for each consenting lender.
At December 31, 2021, there was $163.0 million outstanding on the revolving credit facility and there remained $210.9 million available subject to the minimum liquidity covenant discussed below, net of outstanding letters of credit. The credit facility allocates up to $20 million of the $375 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. At December 31, 2021, outstanding letters of credit totaled $1.1 million.
On March 1, 2022, the Company executed an amendment to the Amended Facility, which reduced the revolving credit line from $375 million to $225 million and extended the maturity date of the loans under the facility from February 16, 2023 to May 30, 2023. Interest will be payable on the unpaid principal amount of the facility at a rate equal to the Secured Overnight Financing Rate (“SOFR”, which shall be at least 1.00%), plus between 1.50% to 3.25% based upon the Company’s leverage ratio. The Company will also pay a commitment fee to the lenders in an amount equal to 0.10% to 0.40% on the undrawn portion of the Amended Facility, based upon the Company’s leverage ratio. The amendment provided for the payment of a consent fee of 10 basis points of the commitment for each consenting lender.

The amendment will require the Company to maintain minimum liquidity, defined as unrestricted cash plus the unused revolving credit commitments, of $35 million. The maximum net leverage ratio is set at 4.75 to 1 for the first and second quarters of 2022 and 3.75 to 1 thereafter, and the definition of Adjusted EBITDA has been modified to exclude income from earnout payments and asset sales. The Company was in compliance with its financial covenants at December 31, 2021.
The Amended Facility continues the temporary restrictions on certain activities, including dividend payments, acquisitions and share repurchases, through the third quarter of 2022. The Company’s obligations under the Amended Facility are jointly and severally guaranteed by each domestic subsidiary of the Company other than non-material subsidiaries. The obligations are secured by a first priority lien on substantially all of the Company’s and the guarantors’ assets.
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
Refer to Note 8 of our consolidated financial statements in Item 8, Financial Statement and Supplementary Data, of this report for additional information regarding our credit facility.
We intend to refinance the amended agreement with a new long-term financing facility in the coming months.
DIVIDENDS
Management believes that it should retain the capital generated from operating activities for investment in advancing technologies, acquisitions and debt retirement. Accordingly, there are no plans to institute a cash dividend program.
BACKLOG
At December 31, 2021, our consolidated backlog was $415.7 million. At December 31, 2020, our backlog was $283.4 million. Backlog in the Aerospace segment was $334.7 million at December 31, 2021, of which $299.4 million is expected to be recognized as revenue in 2022. Backlog in the Test Systems segment was $81.0 million at December 31, 2021, of which $40.5 million is expected to be recognized as revenue of in 2022.
RELATED-PARTY TRANSACTIONS
Information regarding certain relationships and related transactions is incorporated herein by reference to the information included in the Company’s 2022 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2021 fiscal year.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 of the consolidated financial statements at Item 8 of this report.
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company has limited exposure to fluctuation in foreign currency exchange rates to U.S. dollar, primarily in Canadian dollars and Euros currency. Approximately 92% of the Company’s consolidated sales are transacted in U.S. dollars. Net assets held in or measured in Canadian dollars amounted to $11.6 million at December 31, 2021. A 10% change in the value of the U.S. dollar versus the Canadian dollar would have had a $0.8 million impact to 2021 net income. Net assets held in or measured in Euros amounted to $26.5 million at December 31, 2021. A 10% change in the value of the U.S. dollar versus the Euros would have had a $0.1 million impact to 2021 net income.
Risk due to fluctuation in interest rates is a function of the Company’s floating rate debt obligations, which total approximately $163.0 million at December 31, 2021. A change of 1% in interest rates of all variable rate debt would impact annual net income by approximately $1.6 million, before income taxes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Astronics Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Astronics Corporation (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2)(collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 4, 2022 expressed an unqualified opinion thereon.
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

Valuation of Goodwill
Description of the Matter	As of December 31, 2021, the Company’s goodwill balance was $58.3 million. As discussed in Notes 1 and 7 of the consolidated financial statements, the Company tests goodwill for impairment at the reporting unit level on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For each reporting unit, the Company performed a quantitative test using the discounted cash flow method to estimate fair value. The discounted cash flow method incorporates various assumptions, the most significant being projected revenue growth rates and the weighted-average cost of capital. If the carrying value of the reporting unit exceeds its fair value, goodwill impairment is measured as the amount by which the reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill.

Auditing management’s assumptions was especially challenging due to the estimation required in determining the fair value of certain of the Company’s reporting units with goodwill. The fair value estimates for certain reporting units were sensitive to the significant assumptions of the revenue growth rate and the weighted-average cost of capital. These assumptions are affected by expectations about the pace of global economic recovery from the COVID-19 pandemic, which affects future market and economic conditions, particularly those in the aerospace industry.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment testing process. This included the determination of the underlying significant assumptions described above, and the completeness and accuracy of the impairment analysis.

To test the estimated fair value of the Company’s reporting units, we performed audit procedures with the assistance of our valuation professionals that included, among others, assessing the methodology used, testing the significant assumptions discussed above and testing the underlying data used in the impairment analysis. We compared the significant assumptions used by management to current industry and economic trends, historical trends of the Company, and other relevant factors. We assessed the historical accuracy of management’s estimates, taking into consideration the effects of COVID-19, and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. We also involved our valuation professionals to assist in our evaluation of the weighted-average cost of capital used in the fair value estimates. In addition, we tested the reconciliation of the fair value of the Company’s reporting units to the market capitalization of the Company as of the annual impairment testing date. We also assessed the appropriateness of the disclosures in the consolidated financial statements.

Revenue Recognition
Description of the Matter	For the year ended December 31, 2021, the Company’s revenues totaled $444.9 million. As discussed in Note 2 to the consolidated financial statements, some of the Company’s contracts with customers contain multiple performance obligations. The majority of the Company’s revenue from contracts with customers is recognized at a point in time when the customer obtains control of the product, which is generally upon delivery and acceptance by the customer. For contracts with customers in which the Company satisfies its promise to the customer to provide a service or a product that has no alternative use to the Company and the Company has enforceable rights to payment for progress completed to date inclusive of profit, the Company satisfies the performance obligation and recognizes revenue over time. The Company uses costs incurred to date relative to total estimated costs at completion to measure progress.

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

We performed procedures to test the identification and determination of the performance obligations and the timing of revenue recognition which included reading a sample of executed contracts and purchase orders to understand the contract, performing an independent assessment of the identification of distinct performance obligations and the appropriate timing of revenue recognition, testing the mathematical accuracy of revenue recognized based on costs incurred to date relative to total estimated costs at completion and comparing our assessment to that of management. We tested the completeness and accuracy of the Company’s contract summary documentation, specifically related to the identification and determination of distinct performance obligations and the timing of revenue recognition. We also assessed the appropriateness of the disclosures in the consolidated financial statements.

/s/ Ernst & Young LLP
We have served as the Company‘s auditor since 1992.
Buffalo, New York
March 4, 2022

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based upon the framework in Internal Control – Integrated Framework originally issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2021.
Ernst & Young LLP, independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

By:	/s/ Peter J. Gundermann	March 4, 2022
Peter J. Gundermann
President & Chief Executive Officer
(Principal Executive Officer)

	/s/ David C. Burney	March 4, 2022
David C. Burney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Astronics Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Astronics Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Astronics Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated March 4, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Buffalo, New York
March 4, 2022

ASTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share data)	2021	2020	2019
Sales	$444,908	$502,587	$772,702
Cost of Products Sold	379,545	405,744	616,560
Gross Profit	65,363	96,843	156,142
Selling, General and Administrative Expenses	99,051	110,528	143,358
Net Gain on Sale of Facility	5,014	—	—
Impairment Loss	—	87,016	11,083
(Loss) Income from Operations	(28,674)	(100,701)	1,701
Net Gain on Sale of Businesses	10,677	—	78,801
Other Expense, Net of Other Income	2,159	4,968	6,058
Interest Expense, Net of Interest Income	6,804	6,741	6,141
(Loss) Income Before Income Taxes	(26,960)	(112,410)	68,303
(Benefit from) Provision for Income Taxes	(1,382)	3,371	16,286
Net (Loss) Income	$(25,578)	$(115,781)	$52,017
Basic (Loss) Earnings Per Share	$(0.82)	$(3.76)	$1.62
Diluted (Loss) Earnings Per Share	$(0.82)	$(3.76)	$1.60
See notes to consolidated financial statements.

ASTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
(In thousands)	2021	2020	2019
Net (Loss) Income	$(25,578)	$(115,781)	$52,017
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(939)	2,574	114
Retirement Liability Adjustment – Net of Tax	2,894	(3,396)	(2,413)
Other Comprehensive Income (Loss)	1,955	(822)	(2,299)
Comprehensive (Loss) Income	$(23,623)	$(116,603)	$49,718
See notes to consolidated financial statements.

ASTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share and per share data)	2021	2020
ASSETS
Current Assets:
Cash and Cash Equivalents	$29,757	$40,412
Accounts Receivable, Net of Allowance for Estimated Credit Losses	107,439	93,056
Inventories	157,576	157,059
Prepaid Expenses and Other Current Assets	45,089	26,420
Total Current Assets	339,861	316,947
Property, Plant and Equipment, Net of Accumulated Depreciation	95,236	106,678
Operating Right-of-Use Assets	16,169	18,953
Other Assets	5,270	8,999
Intangible Assets, Net of Accumulated Amortization	94,320	109,886
Goodwill	58,282	58,282
Total Assets	$609,138	$619,745
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$34,860	$26,446
Accrued Payroll and Employee Benefits	19,607	16,285
Accrued Income Taxes	2,621	1,017
Current Operating Lease Liabilities	6,778	4,998
Other Accrued Expenses	27,391	20,419
Customer Advanced Payments and Deferred Revenue	27,356	24,571
Total Current Liabilities	118,613	93,736
Long-term Debt	163,000	173,000
Supplemental Retirement Plan and Other Liabilities for Pension Benefits	31,199	32,437
Long-term Operating Lease Liabilities	12,018	16,637
Other Liabilities	26,283	30,655
Deferred Income Taxes	1,421	2,909
Total Liabilities	352,534	349,374
Shareholders’ Equity:
Common Stock, $.01 par value, Authorized 40,000,000 Shares 28,910,605 Shares Issued and 25,102,545 Outstanding at December 31, 2021 27,824,766 Shares Issued and 24,016,706 Outstanding at December 31, 2020	289	278
Convertible Class B Stock, $.01 par value, Authorized 15,000,000 Shares 6,375,392 Shares Issued and Outstanding at December 31, 2021 6,877,437 Shares Issued and Outstanding at December 31, 2020	64	69
Additional Paid-in Capital	92,037	82,187
Accumulated Other Comprehensive Loss	(14,495)	(16,450)
Retained Earnings	287,225	312,803
Treasury Stock, 3,808,060 Shares at December 31, 2021 and 2020	(108,516)	(108,516)
Total Shareholders’ Equity	256,604	270,371
Total Liabilities and Shareholders’ Equity	$609,138	$619,745
See notes to consolidated financial statements.

ASTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended December 31,
Cash Flows from Operating Activities	2021	2020	2019
Net (Loss) Income	$(25,578)	$(115,781)	$52,017
Adjustments to Reconcile Net (Loss) Income to Cash from Operating Activities, Excluding the Effects of Acquisitions and Divestitures:
Non-cash Items:
Depreciation and Amortization	29,005	31,854	33,049
Provision for Losses on Inventory and Receivables	3,942	6,079	16,947
Equity-based Compensation Expense	6,460	5,184	3,843
Deferred Tax (Benefit) Expense	(441)	15,553	(14,385)
Operating Lease Non-cash Expense	5,198	4,500	4,208
Net Gain on Sales of Assets	(5,083)	—	—
Contingent Consideration Liability Fair Value Adjustment	(2,200)	—	—
Non-cash 401K Contribution	4,199	—	—
Net Gain on Sale of Businesses, Before Taxes	(10,677)	—	(78,801)
Impairment Loss	—	87,016	11,083
Accrued Litigation Claim	8,374	—	19,619
Equity Investment Other Than Temporary Impairment	—	3,493	5,000
Restructuring Activities	267	1,173	6,539
Deferral of Federal Payroll Taxes	—	5,877	—
Other	3,912	2,157	1,610
Cash Flows from Changes in Operating Assets and Liabilities:
Accounts Receivable	(14,832)	53,928	34,083
Inventories	(5,150)	(13,614)	(12,711)
Prepaid Expenses and Other Current Assets	20	(45)	(1,160)
Accounts Payable	8,610	(9,930)	(16,617)
Accrued Expenses	(5,037)	(17,667)	(10,737)
Income Taxes Payable/Receivable	156	(10,440)	3,371
Customer Advanced Payments and Deferred Revenue	(235)	(7,043)	(11,919)
Operating Lease Liabilities	(6,036)	(4,556)	(3,840)
Supplemental Retirement Plan and Other Liabilities	(404)	(403)	1,490
Cash Flows from Operating Activities	(5,530)	37,335	42,689
Cash Flows from Investing Activities
Acquisitions of Businesses, Net of Cash Acquired	—	—	(28,907)
Proceeds from Sale of Businesses and Assets	9,213	—	106,946
Capital Expenditures	(6,034)	(7,459)	(12,083)
Other Investing Activities	—	1,662	(1,326)
Cash Flows from Investing Activities	$3,179	$(5,797)	$64,630

ASTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(In thousands)	Year Ended December 31,
Cash Flows from Financing Activities	2021	2020	2019
Proceeds from Long-term Debt	$20,000	$155,000	$117,000
Principal Payments on Long-term Debt	(30,000)	(170,228)	(156,107)
Purchase of Outstanding Shares for Treasury	—	(7,732)	(50,784)
Debt Acquisition Costs	—	(360)	—
Stock Award and Employee Stock Purchase Plan (“ESPP”) activity	3,396	666	(545)
Finance Lease Principal Payments	(901)	(1,922)	(1,746)
Cash Flows From Financing Activities	(7,505)	(24,576)	(92,182)
Effect of Exchange Rates on Cash	(799)	1,544	147
(Decrease) Increase in Cash and Cash Equivalents	(10,655)	8,506	15,284
Cash and Cash Equivalents at Beginning of Year	40,412	31,906	16,622
Cash and Cash Equivalents at End of Year	$29,757	$40,412	$31,906
Supplemental Cash Flow Information:
Interest Paid	$5,951	$5,829	$5,707
Income Taxes (Refunded) Paid, Net of Refunds	(1,250)	(1,536)	27,343
See notes to consolidated financial statements.

ASTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Year Ended December 31,
(In thousands)	2021	2020	2019
Common Stock
Beginning of Year	$278	$269	$260
Net Exercise of Stock Options, including ESPP	5	1	1
Net Issuance of Common Stock for Restricted Stock Units (“RSU’s”)	1	—	—
Class B Stock Converted to Common Stock	5	8	8
End of Year	$289	$278	$269
Convertible Class B Stock
Beginning of Year	$69	$76	$83
Net Exercise of Stock Options	—	1	1
Class B Stock Converted to Common Stock	(5)	(8)	(8)
End of Year	$64	$69	$76
Additional Paid in Capital
Beginning of Year	$82,187	$76,340	$73,044
Net Exercise of Stock Options, including ESPP, and Equity-based Compensation Expense	10,029	5,847	3,296
Tax Withholding Related to Issuance of RSU’s	(179)	—	—
End of Year	$92,037	$82,187	$76,340
Accumulated Other Comprehensive Loss
Beginning of Year	$(16,450)	$(15,628)	$(13,329)
Foreign Currency Translation Adjustments	(939)	2,574	114
Retirement Liability Adjustment – Net of Taxes	2,894	(3,396)	(2,413)
End of Year	$(14,495)	$(16,450)	$(15,628)
Retained Earnings
Beginning of Year	$312,803	$428,584	$376,567
Net (Loss) Income	(25,578)	(115,781)	52,017
End of Year	$287,225	$312,803	$428,584
Treasury Stock
Beginning of Year	$(108,516)	$(100,784)	$(50,000)
Purchase of Shares	—	(7,732)	(50,784)
End of Year	$(108,516)	$(108,516)	$(100,784)
Total Shareholders’ Equity	$256,604	$270,371	$388,857
See notes to consolidated financial statements.

ASTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY, CONTINUED

	Year Ended December 31,
(Share data, in thousands)	2021	2020	2019
Common Stock
Beginning of Year	27,825	26,874	25,978
Net Issuance of Common Stock for RSU’s	70	45	18
Net Issuance from Exercise of Stock Options, including ESPP	485	48	63
Class B Stock Converted to Common Stock	531	858	815
End of Year	28,911	27,825	26,874
Convertible Class B Stock
Beginning of Year	6,877	7,650	8,290
Net Issuance of Restricted Stock	4	—	—
Net Issuance from Exercise of Stock Options	25	85	175
Class B Stock Converted to Common Stock	(531)	(858)	(815)
End of Year	6,375	6,877	7,650
Treasury Stock
Beginning of Year	3,808	3,526	1,675
Purchase of Shares	—	282	1,851
End of Year	3,808	3,808	3,526
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
See Notes 21 and 22 for details of our acquisition and divestiture activities in 2021, 2020 and 2019.
Impact of the COVID-19 Pandemic
In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in Wuhan, China, and has since spread to other countries, including the United States. On March 11, 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic. The COVID-19 pandemic had a sudden and significant impact on the global economy, and particularly in the aerospace industry, resulting in the grounding of the majority of the global commercial transportation fleet and significant cost cutting and cash preservation actions by the global airlines. This in turn has resulted in a significant reduction in airlines spending for both new aircraft and on upgrading their existing fleet with the Company’s products. This low level of investment by the airlines has continued through 2021, and while the industry is seeing some improvement on rising vaccination rates and easing travel restrictions, the ultimate impact of COVID-19 on our business results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic, vaccination rates and efficacy and the related length of impact on the global economy and the aerospace industry, which are uncertain and cannot be predicted at this time.
In response to the global COVID-19 pandemic, we took immediate and aggressive action early in 2020 to minimize the spread of COVID-19 in our workplaces and reduce costs. Since the early days of the pandemic, we have been following guidance from the World Health Organization and the U.S. Center for Disease Control to protect employees and prevent the spread of the virus within all of our facilities globally. Some of the actions implemented include: social distancing; appropriate personal protective equipment; facility deep cleaning; flexible work-from-home scheduling; pre-shift temperature screenings, where allowed by law; and restrictions on facility visitors and unnecessary travel. Material actions to reduce costs included: (1) reducing our workforce to align operations with customer demand; (2) suspension of certain benefit programs; and (3) delaying non-essential capital projects and minimizing discretionary spending. At the same time, we addressed the ongoing needs of our business to continue to serve our customers. In addition to these measures, we amended our revolving credit facility in May 2020, as further described in Note 8. We are also monitoring the impacts of COVID-19 on the fair value of assets. Refer to Note 7 for a discussion of goodwill impairment charges recorded in 2020. No goodwill impairment charges were required in 2021. Should future changes in sales, earnings and cash flows differ significantly from our expectations, long-lived assets to be held and used and goodwill could become impaired in the future.
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
In September 2021 the Company also entered into an agreement with the U.S. Department of Transportation (“USDOT”) under the Aviation Manufacturing Jobs Protection Program (“AMJP”) for a grant of up to $14.7 million. The Company received $7.4 million in cash under the grant in 2021. The remaining balance due to be received of $7.3 million has been classified within Prepaid Expenses and Other Current Assets on the Consolidated Condensed Balance Sheets as of December 31, 2021. The Company expects to receive a second installment of approximately $5.2 million in the first quarter of 2022, and a final installment in the second or third quarter of 2022 upon final confirmation from the USDOT of the Company meeting its grant commitments. The receipt of the full award is primarily conditioned upon the Company committing to not furlough, lay off or reduce the compensation levels of a defined group of employees during the six-month period of performance between September 2021 and March 2022. We account for the proceeds from the grant by analogy to International Accounting Standard (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance and its principles surrounding the recognition of grants related to income. The grant benefit will be recognized ratably over the six-month performance period as a reduction to cost of products sold in proportion to the compensation expense that the award is intended to defray. During the year ended December 31, 2021, the Company recognized $8.7 million of the award. The unearned portion of the AMJP award of $6.0 million has been reported within Accrued Expenses and Other Current Liabilities in the Consolidated Balance Sheet at December 31, 2021.
The following table presents the COVID-19 related government assistance, including AMJP, recorded during the years ended December 31, 2021 and 2020:

	Year Ended December 31,
(In thousands)	2021	2020
Cost of Products Sold	$10,682	$2,383
Selling, General and Administrative Expenses	228	278
Total	$10,910	$2,661
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
Cost of Products Sold, Engineering and Development and Selling, General and Administrative Expenses
Cost of products sold includes the costs to manufacture products such as direct materials and labor and manufacturing overhead as well as all engineering and developmental costs. The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. These costs are expensed when incurred and included in cost of products sold. Research and development, design and related engineering expenses amounted to $85.3 million in 2021, $86.8 million in 2020 and $108.9 million in 2019. SG&A expenses include costs primarily related to our sales, marketing and administrative departments. Interest expense is shown net of interest income. Interest income was insignificant for the years ended December 31, 2021, 2020 and 2019.
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
Depreciation expense was approximately $12.7 million, $13.3 million and $13.7 million in 2021, 2020 and 2019, respectively.
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
In conjunction with the deteriorating economic conditions associated with the COVID-19 pandemic, we recorded an impairment charge to right-of-use assets of approximately $0.7 million incurred in one reporting unit in the Aerospace segment within the Impairment Loss line in the Consolidated Statements of Operations in 2020. Additionally, we recorded a long-lived asset impairment charge of approximately $9.5 million in 2019 related to PP&E, intangible assets and right-of-use assets in conjunction with the AeroSat restructuring. See Note 23 for further information regarding the restructuring and impairment charges.
Assets held for sale are to be reported at lower of its carrying amount or fair value less cost to sell. Judgment is required in estimating the sales price of assets held for sale and the time required to sell the assets. These estimates are based upon available market data and operating cash flows of the assets held for sale. During the fourth quarter of 2021, we sold a facility resulting in a gain of $5.0 million. Refer to Note 22.
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
The 2021 assessment indicated no impairment to the carrying value of goodwill in any of the Company’s reporting units and no impairment charge was recognized. See Note 7 for further information regarding the goodwill impairment charges in 2020 and 2019.
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
Impairment is tested under ASC Topic 350, Intangibles - Goodwill and Other, as amended by Accounting Standards Update (“ASU”) 2012-2. In 2019, the undiscounted cash flows of the AeroSat reporting unit were determined to be insufficient to recover the carrying value of the long-lived assets. The Company recorded a full impairment charge of approximately $6.2 million in the December 31, 2019 Consolidated Statements of Operations associated with intangible assets of the AeroSat reporting unit in conjunction with restructuring activities.
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
From time to time, the Company makes long-term, strategic equity investments in companies to promote business and strategic objectives. These investments as classified within Other Assets in the Consolidated Balance Sheets. For investments requiring equity method accounting, we recognize our share of the investee’s earnings or losses within Other Expense, Net of Other Income in the Consolidated Statements of Operations. Such amounts were immaterial in 2021, 2020 and 2019. For investments not requiring equity method accounting, if the investment has no readily determinable fair value, we have elected the practicability exception of ASU 2016-01, under which the investment is measured at cost, less impairment, plus or minus observable price changes from orderly transactions of an identical or similar investment of the same issuer.
In 2020, the Company determined there were indicators of impairment over one of its investments as a result of the investee’s deteriorating operating performance and limited access to capital. We determined that the fair value of this investment was de minimis and a full impairment charge of $3.5 million was recorded within Other Expense, Net of Other Income in the accompanying Consolidated Statement Operations for the year ended December 31, 2020. A full impairment charge of $5.0 million for an additional investment was recorded in 2019.
Deferred Tax Asset Valuation Allowance
As a result of the COVID-19 pandemic and its adverse effects on the global economy and aerospace industry that began to take shape in the first quarter of fiscal 2020, the Company generated a significant taxable loss for the year ended December 31, 2020, which can be carried back under the CARES Act to recover previously paid income taxes. The Company records a valuation allowance against the deferred tax assets if and to the extent it is more likely than not that the Company will not recover the deferred tax assets. In evaluating the need for a valuation allowance, the Company weights all relevant positive and negative evidence, and considers among other factors, historical financial performance, projected future taxable income, scheduled reversals of deferred tax liabilities, the overall business environment, and tax planning strategies. Losses in recent periods and cumulative pre-tax losses in the three-year period ending with the current year, combined with the significant uncertainty brought about by the COVID-19 pandemic, is collectively considered significant negative evidence under ASC 740 when assessing whether an entity can use projected income as a basis for concluding that deferred tax assets are realizable on a more-likely-than-not basis. For purposes of assessing the recoverability of deferred tax assets, the Company determined that it could not include future projected earnings in the analysis due to recent history of losses and therefore had insufficient objective positive evidence that the Company will generate sufficient future taxable income to overcome the negative evidence of cumulative losses. Accordingly, during the years ended December 31, 2021 and 2020, the Company determined that a portion of its deferred tax assets are not expected to be realizable in the future. As a result, the Company recorded a valuation allowance against its U.S. federal deferred tax assets of approximately $6.0 million and $23.3 million during the years ended December 31, 2021 and 2020 respectively. In addition, during the year ended December 31, 2021, the Company recorded a valuation allowance against certain foreign deferred tax assets of approximately $1.3 million.
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
Foreign Currency Translation
The Company accounts for its foreign currency translation in accordance with ASC Topic 830, Foreign Currency Translation. The aggregate transaction gains and losses included in operations were insignificant in 2021, 2020, and 2019.
Dividends
The Company has not paid any cash dividends in the three-year period ended December 31, 2021.
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

This ASU simplified the accounting for income taxes by, among other things, eliminating certain existing exceptions related to the general approach in ASC 740 relating to franchise taxes, reducing complexity in the interim-period accounting for year-to-date loss limitations and changes in tax laws, and clarifying the accounting for transactions outside of business combination that result in a step-up in the tax basis of goodwill. As we do not have material activity associated with items such as franchise taxes or the types of transactions described above, we did not have any significant impact from relevant loss limitations and are not currently addressing enacted tax law changes for which this ASU applies. This ASU did not have a material impact on its consolidated results of operations and financial condition.

Date of adoption: Q1 2021

ASU No. 2021-10 Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance	This ASU is a new topic issued to increase the transparency for government assistance transactions and disclosures due to a lack of specific authoritative guidance in GAAP. This ASU requires disclosures about government assistance in the notes to the financial statements that will provide comparable and transparent information to investors and other financial statement users to enable them to understand an entity’s financial results and prospects of future cash flows. This ASU is effective for annual periods beginning after December 15, 2021, with early adoption permitted.	This ASU did not have a significant impact on our consolidated financial statements, as it only includes changes to disclosure requirements. Date of adoption: Q4 2021

Recent Accounting Pronouncements Not Yet Adopted

Standard	Description	Financial Statement Effect or Other Significant Matters
ASU No. 2021-08 Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
This amendment requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Topic 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. The standard will not impact acquired contract assets or liabilities from business combinations occurring prior to the adoption date.

This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The impact of adoption on the Company's consolidated financial statements will be prospective only and depend on the magnitude of future business acquisitions.

Planned date of adoption: Q1 2023

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
The Company recognizes an asset for the incremental, material costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year and the costs are expected to be recovered. These incremental costs include, but are not limited to, sales commissions incurred to obtain a contract with a customer. As of December 31, 2021, the Company does not have material incremental costs on any open contracts with an original expected duration of greater than one year.
The Company recognizes an asset for certain, material costs to fulfill a contract if it is determined that the costs relate directly to a contract or an anticipated contract that can be specifically identified, generate or enhance resources that will be used in satisfying performance obligations in the future, and are expected to be recovered. Such costs are amortized on a systematic basis that is consistent with the transfer to the customer of the goods to which the asset relates. Start-up costs are expensed as incurred. Capitalized fulfillment costs are included in Inventories in the accompanying Consolidated Balance Sheets. Should future orders not materialize or it is determined the costs are no longer probable of recovery, the capitalized costs are written off. As of December 31, 2021 and 2020, the Company did not have material capitalized fulfillment costs.
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
On December 31, 2021, we had $415.7 million of remaining performance obligations, which we refer to as total backlog. We expect to recognize approximately $339.9 million of our remaining performance obligations as revenue in 2022.
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
We recognized $18.2 million and $23.5 million during the year ended December 31, 2021 and 2020, respectively, in revenues that were included in the contract liability balance at the beginning of the period.
The Company's contract assets and contract liabilities consist of costs and profits in excess of billings and billings in excess of cost and profits, respectively. The following table presents the beginning and ending balances of contract assets and contract liabilities:

(In thousands)	Contract Assets	Contract Liabilities
Beginning Balance, January 1, 2021	$17,697	$28,641
Ending Balance, December 31, 2021	$25,941	$28,495
The increase in contract assets reflects the net impact of new revenue recognized in excess of billings exceeding billing of previously unbilled revenue during the period. The decrease in contract liabilities reflects the net impact of revenue recognized in excess of additional customer advances or deferred revenues recorded.
The following table presents our revenue disaggregated by Market Segments as of December 31 as follows:

(In thousands)	2021	2020	2019
Aerospace Segment
Commercial Transport	$201,990	$262,636	$523,921
Military	70,312	67,944	76,542
Business Jet	56,673	60,437	67,541
Other	36,263	26,971	24,605
Aerospace Total	365,238	417,988	692,609

Test Systems Segment
Semiconductor	—	3,483	9,692
Aerospace & Defense	79,670	81,116	70,401
Test Systems Total	79,670	84,599	80,093

Total	$444,908	$502,587	$772,702
The following table presents our revenue disaggregated by Product Lines as of December 31 as follows:

(In thousands)	2021	2020	2019
Aerospace Segment
Electrical Power & Motion	$141,746	$179,245	$338,237
Lighting & Safety	103,749	118,928	185,462
Avionics	64,901	76,113	106,787
Systems Certification	13,050	6,899	14,401
Structures	5,529	9,832	23,117
Other	36,263	26,971	24,605
Aerospace Total	365,238	417,988	692,609

Test Systems	79,670	84,599	80,093

Total	$444,908	$502,587	$772,702

NOTE 3 — ACCOUNTS RECEIVABLE
Accounts receivable at December 31 consists of:

(In thousands)	2021	2020
Trade Accounts Receivable	$84,681	$78,577
Unbilled Recoverable Costs and Accrued Profits	25,941	17,697
Total Receivables, Gross	110,622	96,274
Less Allowance for Estimated Credit Losses	(3,183)	(3,218)
Total Receivables, Net	$107,439	$93,056
The following table provides a roll-forward of the allowance for estimated credit losses that is deducted from accounts receivable to present the net amount expected to be collected at December 31:

(In thousands)
Balance at December 31, 2019	$3,559
Bad Debt Expense, Net of Recoveries	1,913
Write-off Charges Against the Allowance and Other Adjustments	(2,254)
Balance at December 31, 2020	$3,218
Bad Debt Expense, Net of Recoveries	90
Write-off Charges Against the Allowance and Other Adjustments	(125)
Balance at December 31, 2021	$3,183

NOTE 4 — INVENTORIES
Inventories at December 31 are as follows:

(In thousands)	2021	2020
Finished Goods	$28,579	$26,964
Work in Progress	22,954	21,987
Raw Material	106,043	108,108
Total Inventories	$157,576	$157,059
At December 31, 2021, the Company’s reserve for inventory valuation was $33.8 million, or 17.7% of gross inventory. At December 31, 2020, the Company’s reserve for inventory valuation was $33.4 million, or 17.5% of gross inventory.
NOTE 5 — PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipment at December 31 are as follows:

(In thousands)	2021	2020
Land	$8,632	$9,891
Building and Improvements	70,566	75,493
Machinery and Equipment	121,960	119,444
Construction in Progress	5,680	5,843
Total Property, Plant and Equipment, Gross	$206,838	$210,671
Less Accumulated Depreciation	111,602	103,993
Total Property, Plant and Equipment, Net	$95,236	$106,678
There was a $2.3 million impairment of property, plant and equipment in the year ended December 31, 2019, classified within Impairment Loss in the Consolidated Statement of Operations, as more fully discussed in Note 23.

NOTE 6 — INTANGIBLE ASSETS
The following table summarizes acquired intangible assets at December 31 as follows:

		2021		2020
(In thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	11 years	$2,146	$1,979	$2,146	$1,891
Non-compete Agreement	4 years	11,082	10,592	11,082	10,085
Trade Names	10 years	11,447	8,518	11,512	7,537
Completed and Unpatented Technology	9 years	47,932	30,441	48,043	25,766
Customer Relationships	15 years	142,276	69,033	142,478	60,096
Total Intangible Assets	12 years	$214,883	$120,563	$215,261	$105,375
Amortization is computed on the straight line method for financial reporting purposes. Amortization expense for intangibles was $15.4 million, $17.1 million and $17.6 million for 2021, 2020 and 2019, respectively. During 2019 there was a $6.2 million impairment of intangible assets in conjunction with the AeroSat restructuring. The amount is classified within Impairment Loss in the Consolidated Statements of Operations.
Based upon acquired intangible assets at December 31, 2021, amortization expense for each of the next five years is estimated to be:

(In thousands)
2022	$14,911
2023	$13,878
2024	$12,856
2025	$10,935
2026	$9,533
NOTE 7 — GOODWILL
The following table summarizes the changes in the carrying amount of goodwill at December 31 as follows:

(In thousands)	Aerospace	Test Systems	Total
Balance at December 31, 2019	$123,038	$21,932	$144,970
Acquisitions and Divestitures	—	(298)	(298)
Impairment Charge	(86,312)	—	(86,312)
Foreign Currency Translations and Other	(78)	—	(78)
Balance at December 31, 2020	$36,648	$21,634	$58,282
Foreign Currency Translations and Other	—	—	—
Balance at December 31, 2021	$36,648	$21,634	$58,282

Goodwill, Gross	$157,349	$21,634	$178,983
Accumulated Impairment Losses	(120,701)	—	(120,701)
Goodwill, Net	$36,648	$21,634	$58,282
The Company’s four reporting units with goodwill as of the first day of our fourth quarter of 2021 were subject to the annual goodwill impairment test. Based on our quantitative assessments of our reporting units performed during our annual goodwill impairment test, the Company concluded that no impairment to the carrying value of goodwill in any of the Company’s reporting units was indicated and no impairment charge was recognized.
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

We determined that the estimated fair value of four of the eight reporting units with goodwill significantly exceeded their respective carrying values and did not result in a goodwill impairment for these four reporting units as of March 28, 2020.
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
NOTE 8 — LONG-TERM DEBT
The Company's long-term debt at December 31, 2021 and 2020 consists of borrowings under its Fifth Amended and Restated Credit Agreement (the “Agreement”), which provides for a $500 million revolving credit line with the option to increase the line by up to $150 million. The maximum leverage ratio of funded debt, net of cash to Adjusted EBITDA (as defined in the Agreement) was 3.75 to 1, increasing to 4.50 to 1 for up to four fiscal quarters following the closing of an acquisition permitted under the Agreement, subject to limitations. The Company paid interest on the unpaid principal amount of the facility at a rate equal to one-, three- or six-month LIBOR plus between 1.00% and 1.50% based upon the Company’s leverage ratio. The Company also paid a commitment fee to the Lenders in an amount equal to between 0.10% and 0.20% on the undrawn portion of the credit facility, based upon the Company’s leverage ratio.
In May 2020, the Company executed an amendment to the Agreement (the “Amended Facility”), which reduced the revolving credit line from $500 million to $375 million. The Amended Facility suspended the application of the leverage ratio up through and including the second quarter of 2021 (the “suspension period”). The maximum net leverage ratio is set at 6.00 to 1 for the third quarter of 2021, 5.50 to 1 for the fourth quarter of 2021, 4.50 to 1 for the first quarter of 2022, and return to 3.75 to 1 for each quarter thereafter. At December 31, 2020, there was $173.0 million outstanding under the revolving credit facility, none of which is due prior to the expiration date.
At December 31, 2021, there was $163.0 million outstanding on the revolving credit facility and there remained $210.9 million available subject to the minimum liquidity covenant discussed below, net of outstanding letters of credit. The credit facility allocates up to $20 million of the $375 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. At December 31, 2021, outstanding letters of credit totaled $1.1 million.
Through the third quarter of 2021, the Amended Facility required the Company to maintain minimum liquidity, defined as unrestricted cash plus the unused revolving credit commitments, of $180.0 million at all times. Through the second quarter of 2021, the Company was required to maintain a minimum interest coverage ratio of 1.75x on a quarterly basis, except for the first quarter of 2021, which was set at 1.50x. The Company was in compliance with its financial covenants at December 31, 2021. During the suspension period, the Company paid interest on the unpaid principal amount of the Amended Facility at a rate equal to one-, three- or six-month LIBOR (which shall be at least 1.00%) plus 2.25%. The Company paid a commitment fee to the lenders in an amount equal to 0.35% on the undrawn portion of the Amended Facility. After the suspension period, the Company pays interest on the unpaid principal amount of the Amended Facility at a rate equal to one-, three- or six-month LIBOR (which shall be at least 1.00%) plus between 1.00% to 2.25% based upon the Company’s leverage ratio. The Company’s interest rate under the Amended Facility is 3.25% at December 31, 2021. The Company also pays a commitment fee to the lenders in an amount equal to 0.10% to 0.35% on the undrawn portion of the Amended Facility, based upon the Company’s leverage ratio. The Amended Facility provided for the payment of a consent fee of 15 basis points of the commitment for each consenting lender. The Amended Facility required mandatory prepayments during the suspension period when the Company’s cash balance exceeded $100 million. During the year ended December 31, 2020, subsequent to the execution of the Amended Facility, the Company made prepayments approximating $165.0 million.

On March 1, 2022, the Company executed an amendment to the Amended Facility, which reduced the revolving credit line from $375 million to $225 million and extended the maturity date of the loans under the facility from February 16, 2023 to May 30, 2023. Interest will be payable on the unpaid principal amount of the facility at a rate equal to the Secured Overnight Financing Rate (“SOFR”, which shall be at least 1.00%), plus between 1.50% to 3.25% based upon the Company’s leverage ratio. The Company will also pay a commitment fee to the lenders in an amount equal to 0.10% to 0.40% on the undrawn portion of the Amended Facility, based upon the Company’s leverage ratio. The amendment provided for the payment of a consent fee of 10 basis points of the commitment for each consenting lender.
The amendment will require the Company to maintain minimum liquidity, defined as unrestricted cash plus the unused revolving credit commitments, of $35 million. The maximum net leverage ratio is set at 4.75 to 1 for the first and second quarters of 2022 and 3.75 to 1 thereafter, and the definition of Adjusted EBITDA has been modified to exclude income from earnout payments and asset sales.
The Amended Facility also temporarily restricts certain activities, including dividend payments, acquisitions and share repurchases, through the third quarter of 2022. The Company’s obligations under the Amended Facility are jointly and severally guaranteed by each domestic subsidiary of the Company other than non-material subsidiaries. The obligations are secured by a first priority lien on substantially all of the Company’s and the guarantors’ assets.
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
While we expect to be able to refinance, replace or extend the maturity date of our credit facility before it matures, we cannot be sure that we will be able to obtain such debt refinancing on commercially reasonable terms or at all. The extent to which we will be able to effect such refinancing, replacement or maturity extension on terms that are favorable to us or at all is dependent on a number of highly uncertain factors, including then-prevailing credit and other market conditions, economic conditions, particularly in the aerospace and defense markets, disruptions or volatility caused by factors such as COVID-19, regional conflicts, inflation, and supply chain disruptions. In addition, rising interest rates could limit our ability to refinance our existing credit facility when it matures or cause us to pay higher interest rates upon refinancing. As the Company’s long-term debt approaches maturity, if the Company is unable to refinance, replace or extend the maturity on its credit facility, the Company’s liquidity, results of operations, and financial condition could be materially adversely impacted.
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

(In thousands)	2021	2020	2019
Balance at Beginning of the Year	$7,018	$7,660	$5,027
Warranty Liabilities Divested or Acquired	—	—	(80)
Warranties Issued	6,083	1,725	3,781
Reassessed Warranty Exposure	(1,474)	(1,029)	1,451
Warranties Settled	(3,444)	(1,338)	(2,519)
Balance at End of the Year	$8,183	$7,018	$7,660
NOTE 10 — LEASES
The Company has operating and finance leases for leased office and manufacturing facilities and equipment leases. We have concluded that when an agreement grants us the right to substantially all of the economic benefits associated with an identified asset, and we are able to direct the use of that asset throughout the term of the agreement, we have a lease. We lease certain office equipment under finance leases, and we lease certain production facilities, office equipment and vehicles under operating leases. Some of our leases include options to extend or terminate the leases and these options have been included in the relevant lease term to the extent that they are reasonably certain to be exercised.
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
Any new additional operating and financing lease liabilities and corresponding right-of-use (“ROU”) assets are based on the present value of the remaining minimum rental payments. In determining the incremental borrowing rate, we have considered borrowing data for secured debt obtained from our lending institution.
The following is a summary of the Company's ROU assets and liabilities at December 31:

(In thousands)	2021	2020
Operating Leases:
Operating Right-of-Use Assets, Gross	$30,318	$28,678
Less Accumulated Right-of-Use Asset Impairment	1,710	1,710
Less Accumulated Amortization	12,439	8,015
Operating Right-of-Use Assets, Net	$16,169	$18,953
Short-term Operating Lease Liabilities	$6,778	$4,998
Long-term Operating Lease Liabilities	12,018	16,637
Operating Lease Liabilities	$18,796	$21,635

Finance Leases:
Finance Right-of-Use Assets, Gross	$177	$3,484
Less Accumulated Amortization	106	2,039
Finance Right-of-Use Assets, Net — Included in Other Assets	$71	$1,445
Short-term Finance Lease Liabilities — Included in Other Accrued Expenses	$72	$2,081
Long-term Finance Lease Liabilities — Included in Other Liabilities	—	734
Finance Lease Liabilities	$72	$2,815
The following is a summary of the Company's total lease costs as of December 31:

(In thousands)	2021	2020
Finance Lease Cost:
Amortization of ROU Assets	$573	$1,020
Interest on Lease Liabilities	78	214
Total Finance Lease Cost	651	1,234
Operating Lease Cost	5,881	5,292
Impairment Charge of Operating Lease ROU Asset	—	691
Variable Lease Cost	1,546	1,358
Short-term Lease Cost (excluding month-to-month)	271	175
Less Sublease and Rental Income	(1,265)	(1,437)
Total Operating Lease Cost	6,433	6,079
Total Net Lease Cost	$7,084	$7,313

The following is a summary of cash paid for amounts included in the measurement of lease liabilities as of December 31:

(In thousands)	2021	2020
Operating Cash Flow for Finance Leases	$78	$214
Operating Cash Flow for Operating Leases	$6,711	$5,334
Financing Cash Flow for Finance Leases	$901	$1,922
As permitted by ASC 842, leases with expected durations of less than 12 months from inception (i.e. short-term leases) were excluded from the Company’s calculation of its lease liability and ROU asset. Furthermore, as permitted by ASC 842, the Company elected to apply the package of practical expedients, which allows companies not to reassess: (a) whether its expired or existing contracts are or contain leases, (b) the lease classification for any expired or existing leases, and (c) initial direct costs for any existing leases.
The weighted-average remaining term for the Company's operating and financing leases are approximately 5 years and less than 1 year, respectively. The weighted-average discount rates for the Company's operating and financing leases are approximately 3.3% and 1.3%, respectively.
The following is a summary of the Company's maturity of lease liabilities:

(In thousands)	Operating Leases	Financing Leases
2022	$7,296	$72
2023	3,879	—
2024	2,886	—
2025	2,808	—
2026	1,210	—
Thereafter	2,151	—
Total Lease Payments	$20,230	$72
Less: Interest	1,434	—
Total Lease Liability	$18,796	$72
These amounts exclude annual operating lease payments of $1.5 million per year through 2031, which represents legal binding lease payments for leases signed, but not yet commenced.
NOTE 11 — INCOME TAXES
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for the amount of tax benefits which are not more likely than not to be realized. Investment tax credits are recognized on the flow through method.
The provision for (benefit from) income taxes at December 31 consists of the following:

(In thousands)	2021	2020	2019
Current
U.S. Federal	$(1,713)	$(8,679)	$23,798
State	(667)	(4,539)	4,471
Foreign	1,439	1,036	2,402
Current	(941)	(12,182)	30,671

Deferred
U.S. Federal	(237)	17,044	(16,250)
State	(87)	(92)	727
Foreign	(117)	(1,399)	1,138
Deferred	(441)	15,553	(14,385)
Total	$(1,382)	$3,371	$16,286

The effective tax rates differ from the statutory federal income tax rate as follows:

	2021	2020	2019
Statutory Federal Income Tax Rate	21.0%	21.0%	21.0%
Permanent Items
Stock Compensation Expense	(2.1)%	(0.3)%	(0.5)%
Non Deductible Goodwill Impairment	—%	(10.2)%	—%
Contingent Consideration Liability Fair Value Adjustment	1.7%	—%	—%
Other	(0.7)%	—%	0.5%
Foreign Tax Rate Differential	(2.7)%	(1.0)%	1.4%
State Income Tax, Net of Federal Income Tax Effect	2.2%	3.3%	6.0%
Research and Development Tax Credits	12.8%	2.2%	(4.6)%
Change in Valuation Allowance	(29.8)%	(19.2)%	1.1%
Net GILTI and FDII Tax Benefit	—%	—%	(1.2)%
Foreign Tax Credit for Dividend Withholding	1.7%	—%	—%
Tax Rate Change on 2020 Federal Net Operating Loss Carryback	0.9%	1.3%	—%
Other	0.1%	(0.1)%	0.1%
Effective Tax Rate	5.1%	(3.0)%	23.8%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as tax attributes.

Significant components of the Company’s deferred tax assets and liabilities at December 31, are as follows:

(In thousands)	2021	2020
Deferred Tax Assets:
Asset Reserves	$17,462	$18,189
Deferred Compensation	7,424	7,564
Section 163(j) - Interest Expense Limitation	891	—
State Investment and Research and Development Tax Credit Carryforwards, Net of Federal Tax	4,674	866
Customer Advanced Payments and Deferred Revenue	1,301	2,216
Net Operating Loss Carryforwards and Other	15,617	11,244
Goodwill and Intangible Assets	1,082	2,069
ASC 606 Revenue Recognition	1,817	2,311
Lease Liabilities	4,178	5,545
Other	5,540	2,300
Total Gross Deferred Tax Assets	59,986	52,304
Valuation Allowance for Federal and State Deferred Tax Assets and Tax Credit Carryforwards, Net of Federal Tax	(43,519)	(37,168)
Deferred Tax Assets	16,467	15,136
Deferred Tax Liabilities:
Depreciation	9,393	10,166
ASC 606 Revenue Recognition - Section 481(a) Adjustment	1,030	928
Lease Assets	3,539	4,506
Earnout Income Accrual	2,603	—
Other	1,050	1,186
Deferred Tax Liabilities	17,615	16,786
Net Deferred Tax Liabilities	$(1,148)	$(1,650)
The net deferred tax assets and liabilities presented in the Consolidated Balance Sheets are as follows at December 31:

(In thousands)	2021	2020
Other Assets — Long-term	$273	$1,259
Deferred Tax Liabilities — Long-term	(1,421)	(2,909)
Net Deferred Tax Liabilities	$(1,148)	$(1,650)
At December 31, 2021, gross federal net operating losses, amounted to approximately $22.1 million. In the current year, the Company generated approximately $15.8 million of net operating losses, which can be carried forward indefinitely, limited annually to 80% of taxable income. The remaining prior year carry forward net operating losses of approximately $6.3 million can be carried forward and are subject to annual limitations under Internal Revenue Code Section 382. Of these net operating losses, $5.9 million expire in 2037 and 2038 and the remaining $0.4 million will carryforward indefinitely. Given that the Company does not have a source of future taxable income to realize these net operating losses, a valuation allowance has been recorded on them.
At December 31, 2021, gross state net operating loss carryforwards amounted to approximately $137.2 million. These state net operating loss carryforwards begin to expire at various dates from 2021 through 2041. Due to the uncertainty as to the Company’s ability to generate sufficient taxable income in certain states in the future and to utilize certain of the Company’s state operating loss carryforwards before they expire, the Company has recorded a valuation allowance on $134.6 million of them. The remaining $2.6 million of net operating loss carryforwards are more likely than not to be realized.
At December 31, 2021, state income tax credit carryforwards amounted to approximately $1.8 million and begin to expire at various dates from 2021 to 2036. Due to the uncertainty as to the Company’s ability to generate sufficient taxable income in certain states in the future, the Company has recorded a valuation allowance on these credits.
At December 31, 2021, the estimated federal R&D tax credit for the current year amounted to approximately $2.6 million which the Company can carry forward through 2041. In addition, the Company has approximately $0.7 million of foreign tax credits that it can carry forward through 2031. Given that the Company does not have a source of future taxable income to realize these tax attributes, a valuation allowance has been recorded on these credits.
During the year ended December 31, 2020, the Company determined that a revised state filing position could be taken which would reduce the taxable income apportioned for state income tax purposes and recorded a state income tax receivable of approximately $3.0 million as a component of Prepaid Expenses and Other Current Assets. The Company has filed amended state income tax returns for tax years 2015 and 2016 and intends to file amended state income tax returns for tax years 2017 through 2019 in order to claim these refunds.
During the year ended December 31, 2018, the Company determined that a revised state filing position could be taken which would reduce the taxable income apportioned for state income tax purposes and amended state income tax returns were filed for the open tax years of 2014 through 2017 to reflect this revised tax position. The Company is also claiming the benefit of the revised filing position for 2018 and subsequent tax years. The statute of limitations expired on various dates in 2020 and 2021 for the amended returns for tax years 2014 through 2016, and approximately $0.8 million and approximately $0.5 million of the unrecognized tax benefit was recognized during 2020 and 2021, respectively. Absent a state tax audit notice related to the refund claim, the statute of limitations will expire in December 2022 for the amended return for tax year 2017, at which time approximately $0.5 million of the unrecognized tax benefit is expected to be recognized. The statute of limitations will expire in years 2022 through 2025 for tax years 2018 through 2021, respectively.
The Company has analyzed its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. Should the Company need to accrue a liability for uncertain tax benefits, any interest associated with that liability would be recorded as interest expense. Penalties, if any, would be recorded as operating expenses. During the year ended December 31, 2020, reserves for uncertain tax positions were recorded in association with a revised state income tax filing positions pursuant to ASC Topic 740-10. A reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties that, if recognized, would impact the effective tax rate, is as follows:

(in thousands)	2021	2020	2019
Balance at Beginning of the Year	$1,890	$2,565	$2,197
Decreases as a Result of Tax Positions Taken in Prior Years	(478)	(775)	—
Increases as a Result of Tax Positions Taken in the Current Year	—	100	368
Balance at End of the Year	$1,412	$1,890	$2,565
There are no material penalties or interest liabilities accrued as of December 31, 2021, 2020, or 2019, nor are any material penalties or interest costs included in expense for each of the years ended December 31, 2021, 2020 and 2019. The years under which we conducted our evaluation coincided with the tax years currently still subject to examination by major federal and state tax jurisdictions, those being 2017 through 2021 for federal purposes and 2017 through 2021 for state purposes.
Pretax (loss) income from the Company’s foreign subsidiaries amounted to $(3.3) million, $(7.0) million and $12.2 million for 2021, 2020 and 2019, respectively. The balance of pretax earnings or loss for each of those years were domestic.
On December 29, 2021, Luminescent Systems Canada, Inc. (“LSI Canada”) declared a one-time dividend in the amount of $16.5 million to its U.S. parent. LSI Canada remitted non-resident Canadian withholding tax on this dividend in the amount of approximately $0.8 million. No additional provision for U.S. federal or foreign taxes has been made as the remaining foreign subsidiaries’ undistributed earnings (approximately $3.0 million at December 31, 2021) are considered to be permanently reinvested. It is not practicable to determine the amount of outside basis differences related to the investment in foreign subsidiaries and other taxes that would be payable if these amounts were repatriated to the U.S.
While the Tax Cuts and Jobs Act provides for a territorial tax system, beginning in 2018, it includes the foreign-derived intangible income (“FDII”) and global intangible low taxed income (“GILTI”) provisions. The Company elected to account for GILTI tax in the period in which it is incurred, and includes in its U.S. income tax return foreign subsidiary earnings from its Controlled Foreign Corporations (“CFCs”) in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company does not expect to incur any GILTI tax expense during the year ended December, 31, 2021 as the Company is in a net tested loss position. The FDII provisions allow for a deduction equal to a percentage of the foreign-derived intangible income of a domestic corporation. As a result of these provisions, net, the Company recorded no tax benefit during the year ended December 31, 2021, a tax benefit of less than $0.1 million during the year ended December 31, 2020, and a tax benefit of approximately $0.8 million during the year ended December 31, 2019.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the economic uncertainty resulting from the COVID-19 pandemic. The CARES Act includes many measures to assist companies, including temporary changes to income and non-income based laws, some of which were enacted as part of the Tax Cuts and Jobs Act of 2017 (“TCJA”). Some of the key changes include eliminating the 80% of taxable income limitation by allowing corporate entities to fully utilize NOLs to offset taxable income in 2018, 2019 and 2020, allowing NOLs originating in 2018, 2019 and 2020 to be carried back five years, enhanced interest deductibility, and retroactively clarifying the immediate recovery of qualified improvement property costs rather than over a 39-year recovery period. During the years ended December 31, 2021 and 2020, the Company recorded a tax benefit relating to the NOL carryback provisions and the technical correction for qualified improvement property provided for in the CARES Act of approximately $0.3 million and $1.5 million respectively.
As a result of the on-going COVID-19 pandemic, the Company generated a significant tax loss for the year ended December 31, 2020, which was carried back under the CARES Act to recover previously paid income taxes. The Company records a valuation allowance against the deferred tax assets if and to the extent it is more likely than not that the Company will not recover the deferred tax assets. In evaluating the need for a valuation allowance, the Company weights all relevant positive and negative evidence, and considers among other factors, historical financial performance, projected future taxable income, scheduled reversals of deferred tax liabilities, the overall business environment, and tax planning strategies. Losses in recent periods and cumulative pre-tax losses in the three years period ending with the current year, combined with the significant uncertainty brought about by the COVID-19 pandemic, is collectively considered significant negative evidence under ASC 740 when assessing whether an entity can use projected income as a basis for concluding that deferred tax assets are realizable on a more-likely than not basis. For purposes of assessing the recoverability of deferred tax assets, the Company determined that it could not include future projected earnings in the analysis due to recent history of losses and therefore had insufficient objective positive evidence that the Company will generate sufficient future taxable income to overcome the negative evidence of cumulative losses. Accordingly, during the years ended December 31, 2021 and 2020, the Company determined that a portion of its deferred tax assets are not expected to be realizable in the future. As a result, the Company recorded a provision for valuation allowances against its U.S. federal deferred tax assets of approximately $6.0 million and $23.3 million during the years ended December 31, 2021 and 2020 respectively. In addition, during the year ended December 31, 2021, the Company recorded a valuation allowance against certain foreign deferred tax assets of approximately $1.3 million.
NOTE 12 — PROFIT SHARING/401K PLAN
The Company offers eligible domestic full-time employees participation in certain profit sharing/401K plans. The plans provide for a discretionary annual company contribution. In addition, employees may contribute a portion of their salary to the plans which, under certain of the profit sharing/401K plans, is partially matched by the Company. In response to the impact of the COVID-19 pandemic, both the discretionary Company contribution and the match were temporarily suspended beginning in the second quarter of 2020. The discretionary Company contribution and, where applicable, the matching contribution, were reinstated in the fourth quarter of 2021. The plans may be amended or terminated at any time.
Total charges to income before income taxes for these plans were approximately $4.3 million, $3.3 million and $10.0 million in 2021, 2020 and 2019, respectively. The Company expects to fund substantially all of the 2021 401K contributions with treasury stock in lieu of cash in the first quarter of 2022.
NOTE 13 — RETIREMENT PLANS AND RELATED POST RETIREMENT BENEFITS
The Company has two non-qualified supplemental retirement defined benefit plans (“SERP” and “SERP II”) for certain current and retired executive officers. The accumulated benefit obligation of the plans as of December 31, 2021 and 2020 amounts to $28.5 million and $29.4 million, respectively.
The Plans provide for benefits based upon average annual compensation and years of service and in the case of SERP, there are offsets for social security and profit sharing benefits. It is the Company’s intent to fund the plans as plan benefits become payable, since no assets exist at December 31, 2021 or 2020 for either of the plans.
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
Unrecognized prior service costs of $1.4 million ($2.0 million net of $0.6 million in taxes) and unrecognized actuarial losses of $6.7 million ($8.3 million net of $1.6 million in taxes) are included in AOCI at December 31, 2021 and have not yet been recognized in net periodic pension cost.

The reconciliation of the beginning and ending balances of the projected benefit obligation of the plans for the years ended December 31 is as follows:

(In thousands)	2021	2020
Funded Status
Projected Benefit Obligation
Beginning of the Year — January 1	$31,730	$26,547
Service Cost	195	223
Interest Cost	764	836
Actuarial (Gain) Loss	(1,838)	4,472
Benefits Paid	(348)	(348)
End of the Year — December 31	$30,503	$31,730
In 2021, the net actuarial gain of $1.8 million is due principally to the increase of 33 basis points in the discount rate used to measure the benefit obligation as of December 31, 2021 compared to the prior year. The assumptions used to calculate the projected benefit obligation as of December 31 are as follows:

	2021	2020
Discount Rate	2.75%	2.42%
Future Average Compensation Increases	2.00% - 3.00%	0.00% - 2.00%
The plans are unfunded at December 31, 2021 and are recognized in the accompanying Consolidated Balance Sheets as a current accrued pension liability of $0.3 million and a long-term accrued pension liability of $30.2 million. This also is the expected future contribution to the plan, since the plan is unfunded.
The service cost component of net periodic benefit cost is included in SG&A expenses, and all other net periodic benefit costs components (such as interest cost, prior service cost amortization and actuarial gain/loss amortization) are reported outside of operating income, within Other Expense, Net of Other Income in the accompanying Consolidated Statements of Operations.
The following table summarizes the components of the net periodic cost for the years ended December 31:

(In thousands)	2021	2020	2019
Net Periodic Cost
Service Cost — Benefits Earned During Period	$195	$223	$181
Interest Cost	764	836	916
Amortization of Prior Service Cost	386	386	386
Amortization of Losses	1,292	648	300
Net Periodic Cost	$2,637	$2,093	$1,783
The assumptions used to determine the net periodic cost are as follows:

	2021	2020	2019
Discount Rate	2.42%	3.17%	4.20%
Future Average Compensation Increases	2.00% - 3.00%	2.00%	2.00%
The Company expects the benefits to be paid in each of the next two years to be $0.3 million, $0.6 million in each of the following three years, and $7.9 million in the aggregate for the next five years after that. This also is the expected Company contribution to the plans.
Participants in SERP are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The measurement date for determining the plan obligation and cost is December 31. The accumulated postretirement benefit obligation is $1.1 million for the years ended December 31, 2021 and 2020. The plan is recognized in the accompanying Consolidated Balance Sheets as a current accrued pension liability of $0.1 million and a long-term accrued pension liability of $1.0 million. The net periodic cost for the years ended December 31, 2021, 2020 and 2019 is immaterial.
The Company also has a defined benefit plan related to its subsidiary in France. The measurement date for determining the plan obligation and cost is December 31. The unfunded liability is $0.3 million for the years ended December 31, 2021 and 2020.

The plan is recognized in the accompanying Consolidated Balance Sheets as a long-term liability. The net periodic cost for the years ended December 31, 2021, 2020 and 2019 is immaterial.
The Company is a participating employer in a trustee-managed multiemployer defined benefit pension plan for employees who participate in collective bargaining agreements. The plan generally provides retirement benefits to employees based on years of service to the Company. Contributions are based on the hours worked and are expensed on a current basis. The Plan is 93.7% funded as of January 1, 2021. The Company’s contributions to the plan were $0.4 million in 2021, $0.5 million in 2020 and $1.1 million in 2019. These contributions represent less than 1% of total contributions to the plan.
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
Reserved Common Stock
At December 31, 2021, approximately 11.1 million shares of common stock were reserved for issuance upon conversion of the Class B stock, exercise of stock options, issuance of restricted stock and purchases under the Employee Stock Purchase Plan. Class B Stock is identical to Common Stock, except Class B Stock has ten votes per share, is automatically converted to Common Stock on a one-for-one basis when sold or transferred other than via gift, devise or bequest and cannot receive dividends unless an equal or greater amount of dividends is declared on Common Stock.
Comprehensive (Loss) Income and Accumulated Other Comprehensive Loss
Comprehensive income or loss consists of net income or loss and the after-tax impact of retirement liability adjustments. No income tax effect is recorded for currency translation adjustments.
The components of accumulated other comprehensive loss are as follows:

(In thousands)	2021	2020
Foreign Currency Translation Adjustments	$(5,407)	$(4,468)
Retirement Liability Adjustment – Before Tax	(11,370)	(14,264)
Tax Benefit	2,282	2,282
Retirement Liability Adjustment – After Tax	(9,088)	(11,982)
Accumulated Other Comprehensive Loss	$(14,495)	$(16,450)
The components of other comprehensive income (loss) are as follows:

(In thousands)	2021	2020	2019
Foreign Currency Translation Adjustments	$(939)	$2,574	$114
Retirement Liability Adjustment	2,894	(3,396)	(3,054)
Tax Benefit	—	—	641
Retirement Liability Adjustment	2,894	(3,396)	(2,413)
Other Comprehensive Income (Loss)	$1,955	$(822)	$(2,299)
In 2021 and 2020, no tax benefit was recognized as the Company had recorded a full valuation allowance.

NOTE 15 — EARNINGS (LOSS) PER SHARE
Earnings (loss) per share computations are based upon the following table:

(In thousands, except per share data)	2021	2020	2019
Net (Loss) Income	$(25,578)	$(115,781)	$52,017
Basic Earnings Weighted Average Shares	31,061	30,795	32,028
Net Effect of Dilutive Stock Options	—	—	431
Diluted Earnings Weighted Average Shares	31,061	30,795	32,459
Basic (Loss) Earnings Per Share	$(0.82)	$(3.76)	$1.62
Diluted (Loss) Earnings Per Share	$(0.82)	$(3.76)	$1.60
Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted earnings per share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. The number of common shares excluded from the computation was approximately 1.2 million for the year ended December 31, 2021, 0.8 million for the year ended December 31, 2020, and 0.5 million for the year ended December 31, 2019.
The Company expects to fund substantially all of the 2021 401K contributions with treasury stock in lieu of cash in the first quarter of 2022. The earnings per share computation for the year ended December 31, 2021 is inclusive of approximately 0.4 million in shares outstanding for the equivalent shares needed to fulfill the 401K obligation using the closing share price as of December 31, 2021. Actual shares issued may differ based on the share price on the settlement date.
NOTE 16 — EQUITY COMPENSATION
The Company has equity compensation plans that authorize the issuance of restricted stock units or options for shares of Common Stock to directors, officers and key employees. Equity-based compensation is designed to reward long-term contributions to the Company and provide incentives for recipients to join and to remain with the Company. The exercise price of stock options, determined by a committee of the Board of Directors, is equal to the fair market value of the Common Stock on the grant date. Options become exercisable over periods not exceeding ten years, and must be exercised within 10 years from the grant date. The Company’s practice has been to issue new shares upon the exercise of the options.
The Company established Incentive Stock Option Plans for the purpose of attracting and retaining executive officers and key employees, and to align management’s interest with those of the shareholders. At December 31, 2021, the Company had options outstanding for 390,466 shares under the plans.
The Company established the Directors Stock Option Plans for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors, and to align their interest with those of the shareholders. At December 31, 2021, the Company had options outstanding for 78,261 shares under the plans.
During 2017, the Company established the Long Term Incentive Plan for the purpose of attracting and retaining directors, executive officers and key employees, and to align management's interest with those of the shareholders. The Plan contemplates the use of a mix of equity award types. For stock options, the exercise price is equal to the share price on the date of grant. Upon inception, the remaining options available for future grant under the 2011 Incentive Stock Option Plan and the Directors Stock Option Plans were rolled in the Long Term Incentive Plan, and no further grants may be made out of those plans. At December 31, 2021, the Company had stock options and RSU's outstanding of 1,211,283 shares under the Long Term Incentive Plan, and there were 1,790,581 shares available for future grant under this plan.
Stock compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Vesting requirements vary for directors, officers and key employees. In general, options or RSU’s granted to outside directors vest six months from the date of grant and options granted to officers and key employees straight line vest over a three- to five-year period from the date of grant. RSU’s granted to officers and key employees generally cliff vest three years from the date of grant.

The following table provides compensation expense information based on the fair value of stock options and RSU's for the years ended December 31 as follows:

(In thousands)	2021	2020	2019
Equity-based Compensation Expense	$6,460	$5,184	$3,843
Tax Benefit	(924)	(709)	(452)
Equity-based Compensation Expense, Net of Tax	$5,536	$4,475	$3,391
Tax benefit excludes the impact of valuation allowances recorded against deferred tax assets.
Stock Options
No options were granted during the year ending December 31, 2020.

	2021	2020	2019
Weighted Average Fair Value of the Options Granted	$7.05	$—	$11.93
The weighted average fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2021	2020	2019
Risk-free Interest Rate	0.45% – 1.52%	—%	1.67% – 1.78%
Dividend Yield	—%	—%	—%
Volatility Factor	0.58	—	0.39
Expected Life in Years	5 – 10 years	—	5 – 7 years
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
A summary of the Company’s stock option activity and related information for the years ended December 31 is as follows:

	2021
(Aggregate intrinsic value in thousands)	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1	912,923	$25.50	$—
Options Granted	468,350	$12.64	$—
Options Exercised	(30,853)	$10.87	$—
Options Forfeited	(86,762)	$17.41	$—
Outstanding at December 31	1,263,658	$21.64	$—
Exercisable at December 31	662,576	$26.11	$—
The aggregate intrinsic value in the preceding table represents the total pretax option holder’s intrinsic value, based on the Company’s closing stock price of Common Stock which would have been received by the option holders had all option holders exercised their options as of that date. The Company’s closing stock price of Common Stock was $12.00, $13.23 and $27.95 as of December 31, 2021, 2020 and 2019, respectively.
The weighted average fair value of options vested during 2021, 2020 and 2019 was $14.58, $14.77 and $15.91, respectively. The total fair value of options that vested during the year amounted to $1.2 million, $1.4 million and $1.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. At December 31, 2021, total compensation costs related to non-vested option awards not yet recognized amounts to $5.7 million and will be recognized over a weighted average period of approximately 2 years.

The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of December 31, 2021:

	Outstanding			Exercisable
Exercise Price Range	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$3.19 – $14.45	624,885	7.4	$11.96	156,534	0.9	$9.92
$22.69 – $35.82	629,646	5.4	$30.90	496,915	4.9	$30.85
$45.89 – $45.89	9,127	3.2	$45.89	9,127	3.2	$45.89
	1,263,658	6.4	$21.64	662,576	3.9	$26.11
Restricted Stock Units
The fair value of each RSU granted is equal to the fair market value of the Company’s Common Stock on the date of grant. The RSU’s granted to employees generally cliff vest three years from the date of grant, while RSU’s granted to directors cliff vest six months from the date of grant. There were 292,091 RSU’s granted in 2021 at a weighted-average price of $16.30, of which 82,813 awards were vested and issued during 2021. Forfeitures during the year were 30,797. Included in total equity-based compensation expense for the year ended December 31, 2021 was $3.3 million related to RSU’s. At December 31, 2021, total compensation costs related to non-vested awards not yet recognized amounts to $3.5 million and will be recognized over a weighted average period of approximately 1.9 years.
Employee Stock Purchase Plan
In addition to the stock options and RSU's discussed above, the Company has established the Employee Stock Purchase Plan to encourage employees to invest in Astronics Corporation. The plan provides employees the opportunity to invest up to the IRS annual maximum of approximately $25,000 in Astronics common stock at a price equal to 85% of the fair market value of the Astronics common stock, determined each October 1. Employees are allowed to enroll annually. Employees indicate the number of shares they wish to obtain through the program and their intention to pay for the shares through payroll deductions over the annual cycle of October 1 through September 30. Employees can withdraw anytime during the annual cycle, and all money withheld from the employees’ pay is returned. If an employee remains enrolled in the program, enough money will have been withheld from the employees’ pay during the year to pay for all the shares that the employee opted for under the program. At December 31, 2021, employees had subscribed to purchase 274,956 shares at $12.63 per share. The weighted average fair value of the options was approximately $5.00, $3.43 and $8.26 for options granted during the year ended December 31, 2021, 2020 and 2019, respectively.
The fair value for the options granted under the Employee Stock Purchase Plan was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2021	2020	2019
Risk-free Interest Rate	0.09%	0.12%	1.73%
Dividend Yield	—%	—%	—%
Volatility Factor	0.71	1.00	0.53
Expected Life in Years	1.0	1.0	1.0
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
On October 4, 2019, the Company acquired the stock of the primary operating subsidiaries as well as certain other assets from mass transit and defense market test solution provider, Diagnosys Test Systems Limited for $7.0 million in cash, plus an earnout estimated at a fair value of $2.5 million at the time of acquisition. The terms of the Diagnosys acquisition allow for a potential earnout of up to an additional $13.0 million over the three years post-acquisition based on achievement of new order levels of over $72.0 million during that period. The fair value of this contingent consideration was estimated at $2.2 million at December 31, 2020. The fair value assigned to the earnout was determined using the real options method, which requires Level 3 inputs such as new order forecasts, discount rate, volatility factors, and other market variables to assess the probability of Diagnosys achieving certain order levels over the period. Based on actual and forecasted new orders, the fair value was zero as of December 31, 2021, with the contingent consideration liability fair value adjustment of $2.2 million recorded within the Selling, General and Administrative line in the Consolidated Condensed Statements of Operations in the year ended December 31, 2021.
There were no other financial assets or liabilities carried at fair value measured on a recurring basis at December 31, 2021 or 2020.
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
There were no impairment charges to goodwill in any of the Company’s reporting units in 2021.
As further discussed in Note 7, we performed interim quantitative assessments for the reporting units which had goodwill as of March 28, 2020. Based on our quantitative assessments, the Company recorded non-cash goodwill impairment charges associated with four Aerospace reporting units, totaling approximately $86.3 million within the Impairment Loss line in the Consolidated Statements of Operations in the year ended December 31, 2020. The impairment loss was calculated as the difference between the fair value of the reporting unit (which was calculated using level 3 inputs) and the carrying value of the reporting unit.
In 2019, we performed quantitative assessments for the reporting units which had goodwill as of the first day of the fourth quarter, prior to the initiation of the AeroSat restructuring activities. Based on our quantitative assessment, the Company recorded a full impairment charge of approximately $1.6 million within the Impairment Loss line in the Consolidated Statements of Operations in the year ended December 31, 2019.
Long-lived assets are evaluated for recoverability whenever adverse effects or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability test consists of comparing the undiscounted projected cash flows of the asset or asset group (which are Level 3 inputs) with the asset of asset group’s carrying amount. Should the carrying amount exceed undiscounted projected cash flows, an impairment loss would be recognized to the extent the carrying amount exceeds fair value. As of December 31, 2021, the Company concluded that no indicators of impairment relating to long-lived assets existed.

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
From time to time, the Company makes long-term, strategic equity investments in companies to promote business and strategic objectives. These investments are included in Other Assets on the Consolidated Balance Sheets. One of the investments incurred a full impairment charge which accounts for $3.5 million recorded within the Other Expense, Net of Other Income line in the accompanying Consolidated Statements of Operations for the year ended December 31, 2020. A full impairment charge of $5.0 million for an additional investment was recorded in 2019. No such impairment was recorded in 2021. These are Level 3 measurements as there were no observable price changes during the year.
The Freedom and Diagnosys intangible assets acquired in 2019 were valued using a discounted cash flow methodology, as of their respective acquisitions dates, and are classified as Level 3 inputs.
Of the severance charges recorded, $0.6 million, $2.6 million and $2.8 million in 2021, 2020 and 2019, respectively, qualify as one-time termination benefit arrangements and were initially measured at fair value using level 3 inputs.
Due to their short-term nature, the carrying value of cash and equivalents, accounts receivable and accounts payable approximate fair value. The carrying value of the Company’s variable rate long-term debt instruments also approximates fair value due to the variable rate feature of these instruments.
NOTE 18 — SELECTED QUARTERLY FINANCIAL INFORMATION
The following table summarizes selected quarterly financial information for 2021 and 2020:

	Quarter Ended
(Unaudited)	December 31,	December 31,
(In thousands, except for per share data)	2021	2020
Sales	$116,052	$114,803
Gross Profit (Sales Less Cost of Products Sold)	$18,464	$19,118
Net Gain on Sale of Facility	$5,014	$—
Earnout on Previous Sale of Business	$10,677	$—
Loss Before Income Taxes	$(151)	$(7,541)
Net Income (Loss)	$1,604	$(19,985)
Basic Earnings (Loss) Per Share	$0.05	$(0.65)
Diluted Earnings (Loss) Per Share	$0.05	$(0.65)
In the fourth quarter of 2021, a portion of the AMJP grant received of $7.6 million was recognized as an offset to cost of products sold. This benefit was offset by a legal accrual recorded of $8.4 million relating to an adverse ruling of an on-going patent infringement case. In addition, the Company agreed to an earnout, shown above, with the buyer of the former semiconductor test business as more fully described in Note 22 and sold one of its Aerospace facilities, resulting in $5.0 million gain on sale discussed in Note 23. The Company also reinstituted its 401K employer contribution in the fourth quarter of 2021, and recorded expense of $4.3 million in that period. In the fourth quarter of 2021, after completion of the tax returns for the year ended December 31, 2020, the Company recorded a current federal tax benefit of approximately $1.7 million related to additional net operating loss and R&D tax credits that will be carried back to prior tax years in order to claim a refund.
In the fourth quarter of 2020, the Company recorded a partial valuation allowance of $14.1 million against its U.S. federal deferred tax assets.

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
The Company appealed to the Higher Regional Court of Karlsruhe. On November 15, 2016, the Higher Regional Court of Karlsruhe upheld the lower court’s decision. The Company sought permission to appeal to the German Federal Supreme Court. By judgment of March 26, 2019, the German Federal Supreme Court dismissed AES's appeal. With this decision, the above mentioned proceedings are complete.
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
If the December 6, 2019 decision of the Regional State Court of Mannheim is confirmed on appeal, AES would be responsible for payment of damages for indirect sales of patent-infringing EmPower in-seat power supply systems in the period from December 29, 2007 to May 22, 2018. AES modified the outlet units at the end of 2014 and substantially all of the modified outlet units sold from 2015 do not infringe the patent of Lufthansa. As a result, the period for which AES is liable for damages in connection with indirect sales into Germany substantially finished at the end of 2014.
After the accounting, Lufthansa is expected to enforce its claim for damages in separate court proceedings. These proceedings would most likely be tried before the Mannheim Court again, which makes it probable that the Mannheim court will determine the damages for the indirect sales on the basis of the same principles as in the direct sales proceedings (unless the latter ruling of the Mannheim court is reversed on appeal). Based on the information available and the determination of the damages in the direct sales claim discussed above, we estimated that the Company’s total exposure related to these matters that was probable and that could be reasonably estimated at December 31, 2019 was approximately $11.6 million plus approximately $4.5 million of accrued interest, for a total of approximately $16.1 million. Interest will accrue at a rate of 5% above the European Central Bank rate until final payment to Lufthansa. Approximately $0.6 million was recorded within Selling, General and

Administrative Expenses in the Company’s Consolidated Statements of Operations in both 2020 and 2021 for additional interest accrued during such periods.
In connection with the indirect sales claims, we currently believe it is unlikely that the appeals process will be completed and the damages and related interest will be paid before December 31, 2022. Therefore, the liability related to this matter, totaling $17.3 million and $16.7 million, is classified within Other Liabilities (non-current) in the Consolidated Balance Sheets at December 31, 2021 and 2020, respectively.
In December 2017, Lufthansa filed patent infringement cases in the United Kingdom (“UK”) and in France. The Lufthansa patent expired in May 2018. In those cases, Lufthansa accuses AES and certain of its customers of having manufactured, used, sold and offered for sale a power supply system, and offered and supplied parts for a power supply system that infringed upon a Lufthansa patent in those respective countries. In the normal course of its supply arrangements, AES has indemnified its customers from liability arising from such matters, and as such will bear responsibility for any monetary damages arising from such claims.
In the French matter, there was a hearing on the validity of the patent in October 2020. On December 4, 2020, the Court held the French patent invalid for all asserted claims. There can consequently be no finding of infringement on first instance. Lufthansa has appealed this judgment. The appeal hearing is scheduled for December 8, 2022. As loss exposure is not probable and estimable at this time, the Company has not recorded any liability with respect to the French matter as of December 31, 2021 or 2020.
In the UK matter, a trial took place in June 2020 to address the issues of infringement and validity of the patent. On June 22, 2020, the Court held the UK patent valid and 3 out of 4 asserted claims infringed. In contrast to the decisions in Germany, the UK Court found that the modified components infringed a valid claim of the patent, and accordingly, the period for which AES or its customers would be liable for damages in connection with direct sales into the UK extends until the expiration of the patent in May 2018. AES appealed the ruling, and the appeal hearing took place on November 2, 2021. On January 14, 2022, the Court dismissed the appeal on all grounds. Lufthansa has yet to plead its case for monetary compensation, which would be determined at a separate trial, expected to be held in the latter half of 2023. The case for damages will require extensive data gathering and analysis which has not yet been completed. This analysis will include evaluating whether any units sold into the UK were subsequently shipped into Germany, where they would be subject to the indirect sales claim discussed above. If this is the case, damages may be assessed in either the UK, or in the indirect sales matter in Germany, but not in both matters.
Under English law, Lufthansa has the option of pursuing a claim in relation to the defendants’ profits from their infringing activities or pursuing a claim in relation to Lufthansa's own lost profits. That election has not yet been made by Lufthansa and there is currently no date set for it to make this election. However, as we have concluded a loss is probable and reasonably estimable based upon the information currently available to AES, we have estimated damages of approximately $6.2 million, plus accrued interest of approximately $1.1 million, for AES and its indemnified customers. Interest will accrue until final payment to Lufthansa. Approximately $7.3 million is reflected for this matter as a liability in the Consolidated Balance Sheet as of December 31, 2021, and has been recorded within Selling, General & Administrative Expenses in the accompanying Consolidated Statement of Operations for the year then ended. This amount is subject to change as additional data is received and evaluated, and as additional information regarding the damages methodology is claimed by Lufthansa in advance of the damages trial. We currently believe it is unlikely that the UK damages claim will be completed and the damages and related interest will be paid before December 31, 2022. Therefore, the liability related to this matter, totaling $7.3 million, is classified within Other Liabilities (non-current) in the Consolidated Balance Sheets at December 31, 2021.
Separate from any such damages Lufthansa may seek in connection with the UK infringement decision discussed above, as a result of the first instance judgement in their favor, Lufthansa was entitled to reimbursement from AES of a proportion of its legal expenditures in the UK case. An interim reimbursement of approximately $1.3 million was paid to Lufthansa in August 2020. The associated expense was recorded in the Consolidated Statements of Operations in the year ended December 31, 2020 within Selling, General & Administrative Expenses. As a result of the appeal decision, Lufthansa will be entitled to reimbursement from AES of a larger proportion of its first instance legal expenditures, as well as a portion of its legal expenditures associated with the appeal. We have recorded an estimated liability of approximately $1.0 million in our Consolidated Balance Sheet at December 31, 2021. The associated expense is recorded within Selling, General & Administrative Expenses in the Consolidated Statement of Operations for the year then ended. It is likely that such amount will be payable within the next twelve months, and as such, the liability has been classified as a current liability in the accompanying Consolidated Balance Sheets within Other Accrued Expenses at December 31, 2021.
Each of the German, France and UK claims are separate and distinct. Validity and infringement of the Lufthansa patent in each country is a matter for the courts in each of these countries, whose laws differ from each other. In addition, the principles of calculating damages in each jurisdiction differ substantially. Therefore, the Company has assessed each matter separately and cannot apply the same calculation methodology as in the German direct and indirect matters. However, it is reasonably possible that additional damages and interest could be incurred if the appellate court in France was to rule in favor of Lufthansa, or if damages in the UK matter are calculated on a different basis than our estimate or using information not currently available.
Other
On March 23, 2020, Teradyne, Inc. filed a complaint against the Company and its subsidiary, Astronics Test Systems (“ATS”) (together, “the Defendants”) in the United States District Court for the Central District of California alleging patent and copyright infringement, and certain other related claims. The Defendants moved to dismiss certain claims from the case. On November 6, 2020, the Court dismissed the Company from the case, and also dismissed a number of claims, though the patent and copyright infringement claims remain. The case is currently in discovery. In addition, on December 21, 2020, ATS filed a petition for inter partes review (“IPR”) with the US Patent Trial and Appeal Board (“PTAB”), seeking to invalidate the subject patent, and on July 21, 2021, the PTAB instituted IPR. ATS requested and, on August 26, 2021, the District Court granted, a stay of litigation during the IPR proceeding. The parties are currently engaged in IPR briefing before the PTAB and oral argument before the PTAB is scheduled for April 21, 2022. A decision on the IPR is expected in July 2022. The parties are waiting to learn whether the PTAB will institute the proceeding. No amounts have been accrued for this matter in the December 31, 2021 or 2020 financial statements, as loss exposure was neither probable nor estimable at such times.
Other than these proceedings, we are not party to any significant pending legal proceedings that management believes will result in a material adverse effect on our financial condition or results of operations.

NOTE 20 — SEGMENTS
Segment information and reconciliations to consolidated amounts for the years ended December 31 are as follows:

(In thousands)	2021	2020	2019
Sales:
Aerospace	$365,261	$418,079	$692,614
Less Inter-segment Sales	(23)	(91)	(5)
Total Aerospace Sales	365,238	417,988	692,609

Test Systems	80,027	85,589	80,495
Less Inter-segment Sales	(357)	(990)	(402)
Test Systems	79,670	84,599	80,093
Total Consolidated Sales	$444,908	$502,587	$772,702
Operating (Loss) Profit and Margins:
Aerospace	$(8,614)	$(89,833)	$16,657
	(2.4)%	(21.5)%	2.4%
Test Systems	(3,765)	5,549	4,494
	(4.7)%	6.6%	5.6%
Total Operating (Loss) Profit	$(12,379)	$(84,284)	$21,151
	(2.8)%	(16.8)%	2.7%
Additions to (Deductions from) Operating Profit:
Net Gain on Sale of Businesses	$10,677	$—	$78,801
Interest Expense, Net of Interest Income	(6,804)	(6,741)	(6,141)
Corporate and Other Expenses, Net	(18,454)	(21,385)	(25,508)
(Loss) Income before Income Taxes	$(26,960)	$(112,410)	$68,303
Depreciation and Amortization:
Aerospace	$23,349	$25,624	$27,879
Test Systems	5,022	5,577	4,534
Corporate	634	653	636
Total Depreciation and Amortization	$29,005	$31,854	$33,049
Assets:
Aerospace	$458,334	$484,885
Test Systems	105,335	105,079
Corporate	45,469	29,781
Total Assets	$609,138	$619,745
Capital Expenditures:
Aerospace	$4,932	$6,494	$11,552
Test Systems	1,082	952	380
Corporate	20	13	151
Total Capital Expenditures	$6,034	$7,459	$12,083
Operating (loss) profit is sales less cost of products sold and other operating expenses, excluding interest expense and other corporate expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment. Operating (loss) profit in the Aerospace segment in 2020 and 2019 included goodwill impairment and restructuring charges, discussed in Note 7 and Note 23, respectively.

The following table summarizes the Company’s sales into the following geographic regions for the years ended December 31:

(In thousands)	2021	2020	2019
United States	$350,428	$377,218	$583,589
North America (excluding United States)	6,990	7,656	12,585
Asia	21,089	27,579	40,764
Europe	62,138	85,306	130,227
South America	1,082	1,788	862
Other	3,181	3,040	4,675
Total	$444,908	$502,587	$772,702
The following table summarizes the Company’s property, plant and equipment by country for the years ended December 31:

(In thousands)	2021	2020
United States	$85,681	$95,281
France	7,688	9,109
India	936	1,223
Canada	931	1,065
Total	$95,236	$106,678
Sales recorded by the Company’s foreign operations were $36.6 million, $52.3 million and $85.9 million in 2021, 2020 and 2019, respectively. Net loss from these locations was $3.8 million and $6.6 million in 2021 and 2020, respectively, and net income was $8.6 million in 2019. Net assets held outside of the U.S. total $40.5 million and $63.3 million at December 31, 2021 and 2020, respectively. The exchange gain included in determining net income was insignificant in 2021 and 2020, and the exchange loss was insignificant in 2019. Cumulative translation adjustments amounted to $5.4 million and $4.5 million at December 31, 2021 and 2020, respectively.
The Company had a significant concentration of business in 2021 with The Boeing Company (“Boeing”), and had a significant concentration with both Boeing and Panasonic Aviation Corporation (“Panasonic”) in prior years. Sales to Boeing and Panasonic are primarily in the Aerospace segment. The following is information relating to the activity with those customers:

	2021	2020	2019
Percent of Consolidated Sales
Boeing	10.0%	9.5%	13.6%
Panasonic	*	11.1%	13.0%

(In thousands)	2021	2020
Accounts Receivable at December 31,
Boeing	$14,545	$6,490
Panasonic	*	$4,083
* Sales to Panasonic represented less than 10% of total consolidated sales in 2021.
NOTE 21 — ACQUISITIONS
Diagnosys Inc. and its affiliates
On October 4, 2019, the Company acquired the stock of the primary operating subsidiaries as well as certain other assets from mass transit and defense market test solution provider, Diagnosys Test Systems Limited for $7.0 million in cash, plus an earnout estimated at a fair value of $2.5 million at acquisition. The terms of the acquisition allow for a potential earnout of up to an additional $13.0 million over the next three years based on achievement of new order levels of over $72.0 million during that period. No earnout is expected to be payable based on actual and expected order levels. The acquired business has operations in Westford, Massachusetts as well as Ferndown, England, and an engineering center of excellence in Bangalore, India. Diagnosys is included in our Test Systems segment. Diagnosys is a developer and manufacturer of comprehensive automated test equipment providing test, support, and repair of high value electronics, electro-mechanical, pneumatic and printed circuit boards focused on the global mass transit and defense markets.
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
The transaction also includes two elements of contingent earnouts. The “First Earnout” is calculated based on a multiple of all future sales of existing and certain future derivative products to existing and future customers in each annual period from 2019 through 2022. The First Earnout may not exceed $35.0 million in total. The “Second Earnout” is calculated based on a multiple of future sales related to an existing product and program with an existing customer exceeding an annual threshold for each annual period from 2019 through 2022. The Second Earnout is not capped. For the Second Earnout, if the applicable sales in an annual period do not exceed the annual threshold, no amounts will be paid relative to such annual period; the sales in such annual period do not carry over to the next annual period. Due to the degree of uncertainty associated with estimating the future sales levels of the divested business and its underlying programs, and the lack of reliable predictive market information, the Company has elected an accounting policy to recognize such earnout proceeds, if received, as additional gain on sale when such proceeds are realized or realizable. We consider the proceeds realizable when we have received communication from the purchaser of its calculation of the earnout and the parties reach agreement on the calculation. No amounts were payable to the Company under either earnout for the calendar 2019 earnout. The Company agreed to an earnout payment of $10.7 million for the calendar 2020 earnout, which was recorded in the fourth quarter of 2021 as Other Income and was paid to the Company in early January 2022. On February 14, 2022, the Company was notified by the purchaser that they have calculated $11.2 million as being payable for the calendar 2021 earnout. We are in the process of reviewing the calculation, and expect to record the additional gain on the sale, and receive the payment, in the first quarter of 2022.
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
Other Disposal Activity
On October 6, 2021, as part of a planned consolidation effort, the Company sold one of its Aerospace facilities for $9.2 million. Net cash proceeds were approximately $8.8 million. A gain on sale of approximately $5.0 million was recorded in the Consolidated Statements of Operations in Net Gain on Sale of Facility in the year ended December 31, 2021.
In 2020 the Company sold certain facilities within the Aerospace segment for $1.5 million in cash. The net gain on the sale was insignificant.

NOTE 23 — IMPAIRMENTS, RESTRUCTURING AND OTHER CHARGES
Goodwill Impairment
The 2021 goodwill impairment test resulted in no impairment to the carrying value of goodwill in any of the Company’s reporting units and no impairment charge was recognized in 2021. See Note 7 for discussion of the $86.3 million and $1.6 million of goodwill impairments charges in 2020 and 2019, respectively, within the Aerospace segment. Such amounts are reported within the Impairment Loss line of the Consolidated Statements of Operations in the respective year.
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
As a result of the restructuring plan, the Company’s total non-cash asset write-downs and impairment charges recorded in the fourth quarter of 2019 (including the goodwill impairment described above and a $9.5 million impairment of long-lived assets) amounted to $23.6 million. Restructuring charges of $5.2 million comprised of employee termination benefits and non-cancelable inventory purchase commitments in the future for inventory which is not expected to be purchased prior to the expiration date of such agreements as a result of the restructuring plan were also recorded in 2019. The Company incurred an impairment charge to ROU assets of approximately $0.7 million during 2020. Additional charges of $0.2 million and $0.4 million associated with restructuring at AeroSat were recorded during 2021 and 2020, respectively. All such charges were included in the Aerospace segment.
The COVID-19 pandemic has significantly impacted the global economy, and particularly the aerospace industry, resulting in reduced expectations of the Company’s anticipated future operating results. As a result, the Company executed restructuring activities in the form of workforce reduction, primarily in the second quarter of 2020, to align capacity with expected demand. Accordingly, restructuring charges of $4.9 million in severance expense associated primarily with the Aerospace segment were recorded in 2020. Additional restructuring charges of $0.6 million occurred during 2021 to align the workforce to expected activities and to consolidate certain facilities. $0.3 million of current year severance expense was related with the Aerospace segment and $0.3 million was related with the Test Systems segment. Any future restructuring actions will depend upon market conditions, customer actions and other factors.
The above restructuring and impairment charges are presented in the Consolidated Statements of Operations for the years ended December 31 as follows:

(In thousands)	2021	2020	2019
Cost of Products Sold	$221	$280	$15,397
Selling, General and Administrative Expenses	577	5,047	2,356
Impairment Loss	—	87,016	11,083
Total Restructuring and Impairment Charges	$798	$92,343	$28,836
The following table reconciles the beginning and ending liability for restructuring charges:

(In thousands)	2021	2020	2019
Balance as of January 1	$5,631	$5,190	$—
Restructuring Charges Recognized	798	5,327	5,190
Cash Paid	(4,029)	(4,886)	—
Balance as of December 31	$2,400	$5,631	$5,190
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
ITEM 9B.    OTHER INFORMATION
None

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding directors is contained under the captions “Proposal 1: Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference to the 2022 Proxy to be filed within 120 days of the end of our fiscal year is incorporated herein by reference.
The executive officers of the Company, their ages, their positions and offices with the Company, and the date each assumed their office with the Company as of December 31, 2021, are as follows:

Name and Age of Executive Officer	Positions and Offices with Astronics	Year First Elected Officer
Peter J. Gundermann Age 59	President, Chief Executive Officer and Director of the Company	2001
David C. Burney Age 59	Executive Vice President, Secretary and Chief Financial Officer of the Company	2003
Mark A. Peabody Age 62	Astronics Advanced Electronic Systems President and Executive Vice President of Astronics Corporation	2010
James S. Kramer Age 58	Luminescent Systems Inc. President and Executive Vice President of Astronics Corporation	2010
James F. Mulato Age 61	President of Astronics Test Systems, Inc. and Executive Vice President of Astronics Corporation	2019
Michael C. Kuehn Age 61	Astronics Connectivity Systems & Certification Corp. and Armstrong Aerospace, Inc. President and Executive Vice President of Astronics Corporation	2019
The principal occupation and employment for Messrs. Gundermann, Burney, Kramer, Mulato and Peabody for over five years has been with the Company in their respective current roles.
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
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained under the captions “Security Ownership of Certain Beneficial Owners and Management”, “Equity Compensation Plan Information” and “Executive Compensation” in the Company’s definitive Proxy Statement to be filed within 120 days of the end of our fiscal year is incorporated herein by reference.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information contained under the captions “Certain Relationships and Related Party Transactions and Director Independence” and “Proposal 1: Election of Directors” in the Company’s definitive Proxy Statement to be filed within 120 days of the end of our fiscal year is incorporated herein by reference.

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

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.The documents filed as a part of this report are as follows:
1.The following financial statements are included:
i.Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019
ii.Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2021, 2020 and 2019
iii.Consolidated Balance Sheets as of December 31, 2021 and 2020
iv.Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
v.Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2021, 2020 and 2019
vi.Notes to Consolidated Financial Statements
vii.Reports of Independent Registered Public Accounting Firm (PCAOB ID: 42)
viii.Management’s Report on Internal Control Over Financial Reporting
2.     Financial Statement Schedule
Schedule II. Valuation and Qualifying Accounts
All other consolidated financial statement schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.
3.    Exhibits

Exhibit No.	Description

3 (a)	Restated Certificate of Incorporation, incorporated by reference to the registrant’s 2013 Annual Report on Form 10-K, Exhibit 3(a), filed March 7, 2014 (File No. 000-07087).

(b)	By-Laws, as amended

(c)	Certificate of Amendment of the Certificate of Incorporation of Astronics Corporation, incorporated by reference to the registrant’s Form 8-K, Exhibit 3.1, filed July 1, 2016 (File No. 000-07087).

10.1*	Restated Thrift and Profit Sharing Retirement Plan, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.1, filed March 3, 2011 (File No. 000-07087).

10.2*	2001 Stock Option Plan, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.4, filed March 3, 2011 (File No. 000-07087).

10.3*	Non-Qualified Supplemental Retirement Plan, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.5, filed March 3, 2011 (File No. 000-07087).

10.4*	Employment Termination Benefits Agreement dated December 16, 2003 between Astronics Corporation and Peter J. Gundermann, President and Chief Executive Officer of Astronics Corporation, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.6, filed March 3, 2011 (File No. 000-07087).

10.5*	Employment Termination Benefits Agreement dated December 16, 2003 between Astronics Corporation and David C. Burney, Vice President and Chief Financial Officer of Astronics Corporation, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.7, filed March 3, 2011 (File No. 000-07087).

10.6*	2005 Director Stock Option Plan, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.8, filed March 3, 2011 (File No. 000-07087).

10.7*	Supplemental Retirement Plan, Amended and Restated, March 6, 2012, incorporated by reference to the registrant’s 2012 Annual Report on Form 10-K, Exhibit 10.10, filed February 22, 2013 (File No. 000-07087).

10.8*	First Amendment of the Employment Termination Benefits Agreement dated December 30, 2008 between Astronics Corporation and Peter J. Gundermann, President and Chief Executive Officer of Astronics, incorporated by reference to the registrant’s 2008 Annual Report on Form 10-K, Exhibit 10.11, filed March 11, 2009 (File No. 000-07087).

10.9*	First Amendment of the Employment Termination Benefits Agreement dated December 30, 2008 between Astronics Corporation and David C. Burney, Vice President and Chief Financial Officer of Astronics Corporation, incorporated by reference to the registrant’s 2008 Annual Report on Form 10-K, Exhibit 10.12, filed March 11, 2009 (File No. 000-07087).

10.10*	Employment Termination Benefits Agreement Dated February 18, 2005 between Astronics Corporation and Mark A. Peabody, Executive Vice President of Astronics Advanced Electronic Systems, Inc., incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.13, filed March 3, 2011 (File No. 000-07087).

10.11*	First Amendment of the Employment Termination Benefits Agreement dated December 31, 2008 between Astronics Corporation and Mark A. Peabody, Executive Vice President of Astronics Advanced Electronic Systems, Inc., incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.14, filed March 3, 2011 (File No. 000-07087).

10.12*	Form of Indemnification Agreement as executed by each of Astronics Corporation’s Directors and Executive Officers, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.15, filed March 3, 2011 (File No. 000-07087).

10.13*	2011 Employee Stock Option Plan, incorporated by reference to the registrant’s Form S-8, Exhibit 4.1 filed on August 4, 2011 (File No. 000-07087).

10.14*	Supplemental Retirement Plan II, incorporated by reference to the registrant’s 2012 Annual Report on Form 10-K, Exhibit 10.18, filed February 22, 2013 (File No. 000-07087).

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

10.19*	Amendment to the Astronics Corporation 2017 Long Term Incentive Plan, dated December 14, 2018.

10.20	Amendment No. 1 to the Fifth Amended and Restated Credit Agreement, filed as Exhibit 10.1 on Form 8-K filed on May 4, 2020 (File No. 000-07087).

10.21*
Astronics Corporation Amended and Restated 2017 Long Term Incentive Plan, (incorporated by reference as Exhibit A to the Registrant’s Definitive Proxy Statement on Schedule 14A, as filed with the Commission on April 13, 2021).

10.22	Amendment No. 2 to the Fifth Amended and Restated Credit Agreement, filed as Exhibit 10.1 on Form 8-K filed on March 2, 2022 (File No. 000-07087).

21**	Subsidiaries of the Registrant; filed herewith.

23**	Consent of Independent Registered Public Accounting Firm; filed herewith.

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; filed herewith.

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; filed herewith.

32**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; filed herewith.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Identifies a management contract or compensatory plan or arrangement as required by Item 15(a) (3) of Form 10-K.

**	Submitted electronically herewith

SCHEDULE II
Valuation and Qualifying Accounts

Year	Description	Balance at the Beginning of Period	Additions Charged to Cost and Expense	Write-Offs/Other	Balance at End of Period
(In thousands)
2021	Allowance for Estimated Credit Losses	$3,218	$90	$(125)	$3,183
	Reserve for Excess and Obsolete Inventories	$33,410	$3,852	$(3,487)	$33,775
	Deferred Tax Valuation Allowance	$37,168	$7,100	$(749)	$43,519
2020	Allowance for Estimated Credit Losses	$3,559	$1,913	$(2,254)	$3,218
	Reserve for Excess and Obsolete Inventories	$33,606	$4,166	$(4,362)	$33,410
	Deferred Tax Valuation Allowance	$13,303	$23,152	$713	$37,168
2019	Allowance for Estimated Credit Losses	$1,486	$2,144	$(71)	$3,559
	Reserve for Excess and Obsolete Inventories	$20,826	$14,803	$(2,023)	$33,606
	Deferred Tax Valuation Allowance	$8,098	$5,205	$—	$13,303

ITEM 16.     FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on March 4, 2022.

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

Signature	Title	Date

/s/ Peter J. Gundermann	President and Chief Executive Officer (Principal Executive Officer)	March 4, 2022
Peter J. Gundermann

/s/ David C. Burney	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	March 4, 2022
David C. Burney

/s/ Nancy L. Hedges	Corporate Controller and Principal Accounting Officer	March 4, 2022
Nancy L. Hedges

/s/ Robert T. Brady	Director	March 4, 2022
Robert T. Brady

/s/ Tonit Calaway	Director	March 4, 2022
Tonit Calaway

/s/ Jeffry D. Frisby	Director	March 4, 2022
Jeffry D. Frisby

/s/ Peter J. Gundermann	Director	March 4, 2022
Peter J. Gundermann

/s/ Warren C. Johnson	Director	March 4, 2022
Warren C. Johnson

/s/ Robert S. Keane	Director	March 4, 2022
Robert S. Keane

/s/ Neil Kim	Director	March 4, 2022
Neil Kim

/s/ Mark J. Moran	Director	March 4, 2022
Mark J. Moran