Form 10-Q
period 2022-04-02
ASTRONICS CORP
filed 2022-05-09
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 2, 2022
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 2, 2022, 31,889,644 shares of common stock were outstanding consisting of 25,557,155 shares of common stock ($.01 par value) and 6,332,489 shares of Class B common stock ($.01 par value).

Part I – Financial Information
Item 1. Financial Statements
ASTRONICS CORPORATION
Consolidated Condensed Balance Sheets
April 2, 2022 with Comparative Figures for December 31, 2021
(Unaudited)
(In thousands)

	April 2, 2022	December 31, 2021

Current Assets:
Cash and Cash Equivalents	$24,015	$29,757
Accounts Receivable, Net of Allowance for Estimated Credit Losses	117,495	107,439
Inventories	166,088	157,576
Prepaid Expenses and Other Current Assets	18,331	45,089
Total Current Assets	325,929	339,861
Property, Plant and Equipment, Net of Accumulated Depreciation	93,028	95,236
Operating Right-of-Use Assets	14,736	16,169
Other Assets	5,961	5,270
Intangible Assets, Net of Accumulated Amortization	90,504	94,320
Goodwill	58,313	58,282
Total Assets	$588,471	$609,138
Current Liabilities:
Accounts Payable	$43,400	$34,860
Current Operating Lease Liabilities	6,095	6,778
Accrued Expenses and Other Current Liabilities	44,492	49,619
Customer Advance Payments and Deferred Revenue	27,198	27,356
Total Current Liabilities	121,185	118,613
Long-term Debt	137,000	163,000
Long-term Operating Lease Liabilities	10,964	12,018
Other Liabilities	59,240	58,903
Total Liabilities	328,389	352,534
Shareholders’ Equity:
Common Stock	354	353
Accumulated Other Comprehensive Loss	(14,325)	(14,495)
Other Shareholders’ Equity	274,053	270,746
Total Shareholders’ Equity	260,082	256,604
Total Liabilities and Shareholders’ Equity	$588,471	$609,138
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Operations
Three Months Ended April 2, 2022 With Comparative Figures for 2021
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	April 2, 2022	April 3, 2021
Sales	$116,176	$105,857
Cost of Products Sold	96,243	91,584
Gross Profit	19,933	14,273
Selling, General and Administrative Expenses	24,100	23,785
Loss from Operations	(4,167)	(9,512)
Net Gain on Sale of Business	(11,284)	—
Other Expense, Net of Other Income	462	534
Interest Expense, Net of Interest Income	1,631	1,758
Income (Loss) Before Income Taxes	5,024	(11,804)
Provision for Income Taxes	8,125	105
Net Loss	$(3,101)	$(11,909)
Loss Per Share:
Basic	$(0.10)	$(0.39)
Diluted	$(0.10)	$(0.39)
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Comprehensive Loss
Three Months Ended April 2, 2022 With Comparative Figures for 2021
(Unaudited)
(In thousands)

	Three Months Ended
	April 2, 2022	April 3, 2021
Net Loss	$(3,101)	$(11,909)
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(181)	(637)
Retirement Liability Adjustment – Net of Tax	351	434
Total Other Comprehensive Income (Loss)	170	(203)
Comprehensive Loss	$(2,931)	$(12,112)
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Cash Flows
Three Months Ended April 2, 2022 With Comparative Figures for 2021

(Unaudited, In thousands)	Three Months Ended
	April 2, 2022	April 3, 2021
Cash Flows from Operating Activities:
Net Loss	$(3,101)	$(11,909)
Adjustments to Reconcile Net Loss to Cash Flows from Operating Activities:
Depreciation and Amortization	7,088	7,453
Provisions for Non-Cash Losses on Inventory and Receivables	175	1,269
Equity-based Compensation Expense	2,101	2,097
Non-Cash Accrued 401K Contribution	1,011	—
Deferred Tax Benefit	—	(51)
Operating Lease Non-Cash Expense	1,424	1,185
Net Gain on Sale of Business, Before Taxes	(11,284)	—
Other	513	1,315
Cash Flows from Changes in Operating Assets and Liabilities:
Accounts Receivable	(10,024)	(6,010)
Inventories	(9,015)	430
Accounts Payable	8,625	(4,171)
Accrued Expenses	(1,380)	(685)
Other Current Assets and Liabilities	(363)	961
Customer Advance Payments and Deferred Revenue	(113)	2,915
Income Taxes	16,492	(246)
Operating Lease Liabilities	(1,724)	(1,307)
Supplemental Retirement Plan and Other Liabilities	(109)	(109)
Cash Flows from Operating Activities	316	(6,863)
Cash Flows from Investing Activities:
Proceeds from Sale of Businesses	21,961	—
Capital Expenditures	(1,160)	(1,905)
Cash Flows from Investing Activities	20,801	(1,905)
Cash Flows from Financing Activities:
Proceeds from Long-term Debt	17,925	—
Principal Payments on Long-term Debt	(43,925)	—
Stock Award Activity	108	(52)
Finance Lease Principal Payments	(23)	(501)
Debt Acquisition Costs	(771)	—
Cash Flows from Financing Activities	(26,686)	(553)
Effect of Exchange Rates on Cash	(173)	(362)
Decrease in Cash and Cash Equivalents	(5,742)	(9,683)
Cash and Cash Equivalents at Beginning of Period	29,757	40,412
Cash and Cash Equivalents at End of Period	$24,015	$30,729

See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Shareholders' Equity
Three Months Ended April 2, 2022 With Comparative Figures for 2021
(Unaudited)
(In thousands)

	Three Months Ended
	April 2, 2022	April 3, 2021
Common Stock
Beginning of Period	$289	$278
Net Issuance of Common Stock for Restricted Stock Units (“RSU’s”)	1	—
Class B Stock Converted to Common Stock	—	1
End of Period	290	279
Convertible Class B Stock
Beginning of Period	64	69
Class B Stock Converted to Common Stock	—	(1)
End of Period	64	68
Additional Paid in Capital
Beginning of Period	92,037	82,187
Net Exercise of Stock Options and Equity-based Compensation Expense	2,501	2,045
Tax Withholding Related to Issuance of RSU’s	(293)	—
End of Period	94,245	84,232
Accumulated Comprehensive Loss
Beginning of Period	(14,495)	(16,450)
Foreign Currency Translation Adjustments	(181)	(637)
Retirement Liability Adjustment – Net of Taxes	351	434
End of Period	(14,325)	(16,653)
Retained Earnings
Beginning of Period	287,225	312,803
Net Loss	(3,101)	(11,909)
Reissuance of Treasury Shares for 401K Contribution	(5,077)	—
End of Period	279,047	300,894
Treasury Stock
Beginning of Period	(108,516)	(108,516)
Shares Issued to Fund 401K Obligation	9,277	—
End of Period	(99,239)	(108,516)
Total Shareholders’ Equity	$260,082	$260,304
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Shareholders' Equity, Continued
Three Months Ended April 2, 2022 With Comparative Figures for 2021
(Unaudited)
(In thousands)

	Three Months Ended
(Shares)	April 2, 2022	April 3, 2021
Common Stock
Beginning of Period	28,911	27,825
Net Issuance from Exercise of Stock Options	20	19
Net Issuance of Common Stock for RSU’s	42	—
Class B Stock Converted to Common Stock	36	53
End of Period	29,009	27,897
Convertible Class B Stock
Beginning of Period	6,375	6,877
Net Issuance from Exercise of Stock Options	24	13
Class B Stock Converted to Common Stock	(36)	(53)
End of Period	6,363	6,837
Treasury Stock
Beginning of Period	3,808	3,808
Shares Issued to Fund 401K Obligation	(325)	—
End of Period	3,483	3,808
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Notes to Consolidated Condensed Financial Statements
April 2, 2022
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
Operating Results
The results of operations for any interim period are not necessarily indicative of results for the full year. In addition, the COVID-19 pandemic has increased the volatility we experience in our financial results in recent periods and this could continue in future interim and annual periods. Operating results for the three months ended April 2, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
The balance sheet at December 31, 2021 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.
For further information, refer to the financial statements and footnotes thereto included in Astronics Corporation’s 2021 annual report on Form 10-K.
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
On February 13, 2019, the Company completed a divestiture of its semiconductor test business within the Test Systems segment. The transaction included two elements of contingent earnouts. In December 2021, the Company agreed to a payment of $10.7 million for the calendar 2020 earnout, which was recorded in the fourth quarter of 2021 and was received by the Company in early January 2022. In March 2022, the Company agreed with the earnout calculation for the calendar 2021 earnout in the amount of $11.3 million. The Company recorded the gain and received the payment in the first quarter of 2022.
Impact of the COVID-19 Pandemic
On March 11, 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic. The spread of the COVID-19 pandemic disrupted businesses on a global scale, led to significant volatility in financial markets and affected the aviation and industrial industries. Substantially all of our operations and production activities have, to-date, remained operational. However, the impacts of the pandemic have placed labor and supply chain pressures on our business and we have been impacted by customer demand variability. Although we saw stable and growing backlog during the first half of 2022 in our aerospace business, COVID-19 related disruptions are ongoing and continue to adversely challenge our commercial transport market. While we remain bullish about the aerospace business, we believe the recovery to pre-pandemic activity, particularly in the widebody market, will take longer than originally anticipated at the outset of the pandemic. As economic activity continues to recover, we will continue to monitor the situation, assessing further possible implications on our operations, supply chain, liquidity, cash flow and customer orders.
The Company qualified for government subsidies from the Canadian and French governments as a result of the COVID-19 pandemic’s impact on our foreign operations. The Canadian and French subsidies are income-based grants intended to reimburse the Company for certain employee wages. The grants are recognized as income over the periods in which the Company recognizes as expenses the costs the grants are intended to defray. The amount recognized in the first quarter of 2022 was immaterial.

In September 2021 the Company was awarded a grant of up to $14.7 million from the U.S. Department of Transportation (“USDOT”) under the Aviation Manufacturing Jobs Protection Program (“AMJP”). The Company received $7.4 million under the grant in 2021 and $5.2 million in the first quarter of 2022. The Company expects to receive the remainder in 2022. The receipt of the full award is primarily conditioned upon the Company committing to not furlough, lay off or reduce the compensation levels of a defined group of employees during the six-month period of performance between September 2021 and March 2022. The grant benefit is being recognized ratably over the six-month performance period as a reduction to cost of products sold in proportion to the compensation expense that the award is intended to defray. During the quarter ended April 2, 2022, the Company recognized $6.0 million of the award.
The following table presents the COVID-19 related government assistance, including AMJP, recorded during the three months ended April 2, 2022:

	Three Months Ended
(In thousands)	April 2, 2022	April 3, 2021
Cost of Products Sold	$6,085	$545
Selling, General and Administrative Expenses	14	68
Total	$6,099	$613
Trade Accounts Receivable and Contract Assets
The allowance for estimated credit losses is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as the age of the receivable balances, historical experience, credit quality, current economic conditions, and reasonable and supportable forecasts of future economic conditions that may affect a customer’s ability to pay. The allowance for estimated credit losses balance was $2.9 million and $3.2 million at April 2, 2022 and December 31, 2021, respectively. The Company’s bad debt included insignificant expense during the three months ended April 2, 2022, and expense of $0.3 million in the three months ended April 3, 2021. Total write offs charged against the allowance were $0.1 million in the three months ended April 2, 2022, and insignificant in the three months ended April 3, 2021. Total recoveries were $0.2 million and insignificant in the three months ended April 2, 2022 and April 3, 2021, respectively.
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
Research and Development Expenses
Research and development costs are expensed as incurred and include salaries, benefits, consulting, material costs and depreciation. Research and development expenses amounted to $12.2 million and $10.3 million for the three-month periods ended April 2, 2022 and April 3, 2021, respectively. These costs are included in Cost of products sold.
Goodwill Impairment
The Company tests goodwill at the reporting unit level on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
As of April 2, 2022, the Company concluded that no indicators of impairment relating to intangible assets or goodwill existed and an interim test was not performed in the three months then ended.
Valuation of Long-Lived Assets
Long-lived assets are evaluated for recoverability whenever adverse effects or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability test consists of comparing the undiscounted projected cash flows with the carrying amount. Should the carrying amount exceed undiscounted projected cash flows, an impairment loss would be recognized to the extent the carrying amount exceeds fair value. As of April 2, 2022 and for the three month period then ended, the Company concluded that no indicators of impairment relating to long-lived assets existed.

Foreign Currency Translation
The aggregate foreign currency transaction gain or loss included in operations was insignificant for the three months ended April 2, 2022 and April 3, 2021.
Recent Accounting Pronouncement
Recent Accounting Pronouncement Adopted

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

This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The impact of adoption on the Company's consolidated financial statements will be prospective only and depend on the magnitude of future business acquisitions.
Date of adoption: Q1 2022

We consider the applicability and impact of all ASUs. ASUs not listed above were assessed and determined to be either not applicable, or had or are expected to have minimal impact on our financial statements and related disclosures.
2) Revenue
On April 2, 2022, we had $475.1 million of remaining performance obligations, which we refer to as total backlog. We expect to recognize approximately $364.3 million of our remaining performance obligations as revenue in the remainder of 2022.
We recognized $6.0 million and $8.3 million during the three months ended April 2, 2022 and April 3, 2021, respectively, in revenues that were included in the contract liability balance at the beginning of the period.
The Company's contract assets and contract liabilities consist primarily of costs and profits in excess of billings and billings in excess of cost and profits, respectively. The following table presents the beginning and ending balances of contract assets and contract liabilities during the three months ended April 2, 2022:

(In thousands)	Contract Assets	Contract Liabilities
Beginning Balance, January 1, 2022	$25,941	$28,495
Ending Balance, April 2, 2022	$29,841	$28,214

The following table presents our revenue disaggregated by Market Segments as follows:

	Three Months Ended
(In thousands)	April 2, 2022	April 3, 2021
Aerospace Segment
Commercial Transport	$64,089	$38,208
Military	14,976	20,982
Business Jet	15,867	14,028
Other	6,462	8,198
Aerospace Total	101,394	81,416

Test Systems Segment
Aerospace & Defense	14,782	24,441
Test Systems Total	14,782	24,441

Total	$116,176	$105,857
The following table presents our revenue disaggregated by Product Lines as follows:

	Three Months Ended
(In thousands)	April 2, 2022	April 3, 2021
Aerospace Segment
Electrical Power & Motion	$44,467	$29,344
Lighting & Safety	29,211	27,100
Avionics	18,875	14,843
Systems Certification	1,002	878
Structures	1,377	1,053
Other	6,462	8,198
Aerospace Total	101,394	81,416

Test Systems	14,782	24,441

Total	$116,176	$105,857
3) Inventories
Inventories consisted of the following:

(In thousands)	April 2, 2022	December 31, 2021
Finished Goods	$29,952	$28,579
Work in Progress	26,866	22,954
Raw Material	109,270	106,043
	$166,088	$157,576
The Company has evaluated the carrying value of existing inventories and believe they are properly reflected at their lower of carrying value or net realizable value. Future changes in demand or other market developments could result in future inventory charges. The Company is actively managing inventories and aligning them to meet known current and future demand.

4) Property, Plant and Equipment
Property, Plant and Equipment consisted of the following:

(In thousands)	April 2, 2022	December 31, 2021
Land	$8,608	$8,632
Buildings and Improvements	70,430	70,566
Machinery and Equipment	122,467	121,960
Construction in Progress	6,183	5,680
	207,688	206,838
Less Accumulated Depreciation	114,660	111,602
	$93,028	$95,236
5) Intangible Assets
The following table summarizes acquired intangible assets as follows:

		April 2, 2022		December 31, 2021
(In thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	11 years	$2,146	$2,000	$2,146	$1,979
Non-compete Agreement	4 years	11,082	10,719	11,082	10,592
Trade Names	10 years	11,426	8,732	11,447	8,518
Completed and Unpatented Technology	9 years	47,898	31,561	47,932	30,441
Customer Relationships	15 years	142,211	71,247	142,276	69,033
Total Intangible Assets	12 years	$214,763	$124,259	$214,883	$120,563
All acquired intangible assets other than goodwill and one trade name are being amortized. Amortization expense for acquired intangibles is summarized as follows:

	Three Months Ended
(In thousands)	April 2, 2022	April 3, 2021
Amortization Expense	$3,765	$3,855
Amortization expense for acquired intangible assets expected for 2022 and for each of the next five years is summarized as follows:

(In thousands)
2022	$14,918
2023	$13,878
2024	$12,856
2025	$10,935
2026	$9,533
2027	$7,825
6) Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the three months ended April 2, 2022:

(In thousands)	December 31, 2021	Foreign Currency Translation	April 2, 2022
Aerospace	$36,648	$31	$36,679
Test Systems	21,634	—	21,634
	$58,282	$31	$58,313

The Company tests goodwill at the reporting unit level on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
As of April 2, 2022 and April 3, 2021, the Company concluded that no indicators of impairment relating to intangible assets or goodwill existed and an interim test was not performed in the three months then ended.
7) Long-term Debt and Notes Payable
The Company's long-term debt consists of borrowings under its Fifth Amended and Restated Credit Agreement (the “Agreement”). On March 1, 2022, the Company executed an amendment to the Agreement, which reduced the revolving credit line from $375 million to $225 million and extended the maturity date of the loans under the facility from February 16, 2023 to May 30, 2023. Interest is payable on the unpaid principal amount of the facility at a rate equal to the Secured Overnight Financing Rate (“SOFR”, which shall be at least 1.00%), plus between 1.50% to 3.25% based upon the Company’s leverage ratio. The Company also pays a commitment fee to the lenders in an amount equal to 0.10% to 0.40% on the undrawn portion of the Amended Facility, based upon the Company’s leverage ratio. The amendment provided for the payment of a consent fee of 10 basis points of the commitment for each consenting lender.
At April 2, 2022, there was $137.0 million outstanding on the revolving credit facility and there remained $86.9 million available subject to the minimum liquidity covenant discussed below, net of outstanding letters of credit. The credit facility allocates up to $20 million of the $375 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. At April 2, 2022, outstanding letters of credit totaled $1.1 million. The amendment will require the Company to maintain minimum liquidity, defined as unrestricted cash plus the unused revolving credit commitments, of $35 million. The maximum net leverage ratio is set at 4.75 to 1 for the first and second quarters of 2022 and 3.75 to 1 thereafter, and the definition of Adjusted EBITDA has been modified to exclude income from earnout payments and asset sales. The Company was in compliance with its financial covenants at April 2, 2022.
The Amended Facility temporarily restricts certain activities, including dividend payments, acquisitions and share repurchases, through the third quarter of 2022. The Company’s obligations under the Amended Facility are jointly and severally guaranteed by each domestic subsidiary of the Company other than non-material subsidiaries.
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
While we expect to be able to refinance, replace or extend the maturity date of our credit facility before it matures, we cannot be sure that we will be able to obtain such debt refinancing on commercially reasonable terms or at all. We are currently in the process of evaluating terms and conditions for a new long-term financing arrangement. The extent to which we will be able to effect such refinancing, replacement or maturity extension on terms that are favorable to us or at all is dependent on a number of highly uncertain factors, including then-prevailing credit and other market conditions, economic conditions, particularly in the aerospace and defense markets, disruptions or volatility caused by factors such as COVID-19, regional conflicts, inflation, and supply chain disruptions. In addition, rising interest rates could limit our ability to refinance our existing credit facility when it matures or cause us to pay higher interest rates upon refinancing. As the Company’s long-term debt approaches maturity, if the Company is unable to refinance, replace or extend the maturity on its credit facility, the Company’s liquidity, results of operations, and financial condition could be materially adversely impacted. If we are unable to obtain a new long-term financing facility before we file our second quarter 2022 Form 10-Q to replace our existing debt facility, borrowings outstanding under our existing credit facility will come due within 12 months of that filing date and could result in substantial doubt about our ability to continue as a going concern in the event that we are not reasonably assured to have sufficient cash balances to repay the remaining obligations at maturity.
8) Product Warranties
In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. The Company determines warranty reserves needed by product line based on experience and current facts and circumstances.

Activity in the warranty accrual is summarized as follows:

	Three Months Ended
(In thousands)	April 2, 2022	April 3, 2021
Balance at Beginning of Period	$8,183	$7,018
Warranties Issued	785	808
Warranties Settled	(163)	(685)
Reassessed Warranty Exposure	(756)	(299)
Balance at End of Period	$8,049	$6,842
9) Income Taxes
The effective tax rates were approximately 161.7% and (0.9)% for the three months ended April 2, 2022 and April 3, 2021, respectively. Beginning with the 2022 tax year, certain research and development costs are required to be capitalized and amortized over sixty months for income tax purposes. The tax rate in the 2022 period was impacted by a valuation allowance applied against the deferred tax asset associated with the research and development costs that are expected to be capitalized and was partially offset by the removal of valuation allowances related to net operating losses, tax credit carryovers, and certain timing differences that are expected to reverse during 2022.
The Company records a valuation allowance against the deferred tax assets if and to the extent it is more likely than not that the Company will not recover the deferred tax assets. In evaluating the need for a valuation allowance, the Company weights all relevant positive and negative evidence, and considers among other factors, historical financial performance, projected future taxable income, scheduled reversals of deferred tax liabilities, the overall business environment, and tax planning strategies. Losses in recent periods and cumulative pre-tax losses in the three year period ending with the current year, combined with the significant uncertainty brought about by the COVID-19 pandemic, is collectively considered significant negative evidence under ASC 740 when assessing whether an entity can use projected income as a basis for concluding that deferred tax assets are realizable on a more-likely than not basis. For purposes of assessing the recoverability of deferred tax assets, the Company determined that it could not include future projected earnings in the analysis due to recent history of losses and therefore had insufficient objective positive evidence that the Company will generate sufficient future taxable income to overcome the negative evidence of cumulative losses. Accordingly, during the years ended December 31, 2021 and 2020, the Company determined that a portion of its deferred tax assets are not expected to be realizable in the future and the Company continues to maintain the valuation allowance against its deferred tax assets as of April 2, 2022.
10) Earnings Per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended
(In thousands)	April 2, 2022	April 3, 2021
Weighted Average Shares - Basic	31,933	30,903
Net Effect of Dilutive Stock Options	—	—
Weighted Average Shares - Diluted	31,933	30,903
Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted earnings per share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. The number of common shares covered by out-of-the-money stock options was approximately 848,000 shares as of April 2, 2022 and 652,000 shares as of April 3, 2021. Further, due to our net loss in the three month periods ended April 2, 2022 and April 3, 2021, the assumed exercise of stock compensation had an antidilutive effect and therefore was excluded from the computation of diluted loss per share.
Currently, the Company expects to fund the 401K contribution for the quarter ended April 2, 2022 with treasury stock in lieu of cash. The earnings per share calculation for the quarter ended April 2, 2022 is inclusive of the approximately 0.1 million in shares outstanding for the equivalent shares needed to fulfill the obligation using the closing share price as of April 2, 2022. Actual shares issued may differ based on the sale price on the settlement date.

11) Shareholders' Equity
Share Buyback and Reissuance
The Company’s Board of Directors from time to time authorizes the repurchase of common stock, which allows the Company to purchase shares of its common stock in accordance with applicable securities laws on the open market or through privately negotiated transactions. Common shares repurchased by the Company are recorded at cost as treasury shares and result in a reduction of equity. Under its current credit agreement, and as described further in Note 7, the Company is currently restricted from further stock repurchases.
When treasury shares are reissued, the Company determines the cost using an average cost method. The difference between the cost of the treasury shares and reissuance price is included in Additional paid-in capital or Retained earnings. During the three months ended April 2, 2022, the Company reissued 325,000 treasury shares and recorded the difference between the cost and the reissuance price, $5.1 million, as a reduction to Retained earnings.
Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive loss are as follows:

(In thousands)	April 2, 2022	December 31, 2021
Foreign Currency Translation Adjustments	$(5,588)	$(5,407)
Retirement Liability Adjustment – Before Tax	(11,019)	(11,370)
Tax Benefit of Retirement Liability Adjustment	2,282	2,282
Retirement Liability Adjustment – After Tax	(8,737)	(9,088)
Accumulated Other Comprehensive Loss	$(14,325)	$(14,495)
The components of other comprehensive income (loss) are as follows:

	Three Months Ended
(In thousands)	April 2, 2022	April 3, 2021
Foreign Currency Translation Adjustments	$(181)	$(637)
Retirement Liability Adjustments:
Reclassifications to General and Administrative Expense:
Amortization of Prior Service Cost	101	101
Amortization of Net Actuarial Losses	250	333
Retirement Liability Adjustment	351	434
Other Comprehensive Income (Loss)	$170	$(203)
12) Supplemental Retirement Plan and Related Post Retirement Benefits
The Company has two non-qualified supplemental retirement defined benefit plans (“SERP” and “SERP II”) for certain current and retired executive officers. The following table sets forth information regarding the net periodic pension cost for the plans.

	Three Months Ended
(In thousands)	April 2, 2022	April 3, 2021
Service Cost	$34	$49
Interest Cost	209	191
Amortization of Prior Service Cost	97	97
Amortization of Net Actuarial Losses	239	323
Net Periodic Cost	$579	$660
Participants in the SERP are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The Company also has a defined benefit plan related to its subsidiary in France. The net periodic cost for both plans for the three months ended April 2, 2022 and April 3, 2021 is immaterial.
The service cost component of net periodic benefit costs above is recorded in Selling, General and Administrative Expenses within the Consolidated Condensed Statements of Operations, while the remaining components are recorded in Other Expense, Net of Other Income.

13) Sales to Major Customers
The loss of major customers or a significant reduction in business with a major customer would significantly, negatively impact our sales and earnings. In the three months ended April 2, 2022, the Company had one customer in excess of 10% of consolidated sales. Sales to The Boeing Company (“Boeing”) accounted for 13.4% of sales in the three months ended April 2, 2022. Accounts receivable from Boeing at April 2, 2022 were approximately $13.3 million. In the three months ended April 3, 2021, the Company had no customers in excess of 10% of consolidated sales.
14) Legal Proceedings
Lufthansa
One of the Company’s subsidiaries is involved in numerous patent infringement actions brought by Lufthansa Technik AG (“Lufthansa”) in Germany, UK and France. The Company is vigorously defending all such litigation and proceedings. Additional information about these legal proceedings can be found in Note 19 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The reserve for the German indirect claim and UK damages and interest was approximately $24.8 million at April 2, 2022, which included an additional $0.2 million in interest accrued during the three months then ended. We currently believe it is unlikely that the appeals process will be completed or the damages and related interest will be paid within the next twelve months. Therefore, the liability related to these matters is classified within Other Liabilities (non-current) in the Consolidated Condensed Balance Sheets at April 2, 2022 and December 31, 2021. There were no other significant developments in any of these matters during the three months ended April 2, 2022.
At December 31, 2021, we had recorded a liability of $1.0 million for reimbursement of Lufthansa’s legal expenses associated with the UK matter. During the quarter ended April 2, 2022, $0.2 million was paid. The remaining liability of $0.8 million is expected to be paid within the next twelve months and, as such, is classified in Accrued Expenses and Other Current Liabilities in the accompanying Consolidated Condensed Balance Sheet as of April 2, 2022.
Other
On March 23, 2020, Teradyne, Inc. filed a complaint against the Company and its subsidiary, Astronics Test Systems (“ATS”) (together, “the Defendants”) in the United States District Court for the Central District of California alleging patent and copyright infringement, and certain other related claims. The Defendants moved to dismiss certain claims from the case. On November 6, 2020, the Court dismissed the Company from the case, and also dismissed a number of claims, though the patent and copyright infringement claims remain. The case is currently in discovery. In addition, on December 21, 2020, ATS filed a petition for inter partes review (“IPR”) with the US Patent Trial and Appeal Board (“PTAB”), seeking to invalidate the subject patent, and on July 21, 2021, the PTAB instituted IPR. ATS requested and, on August 26, 2021, the District Court granted, a stay of litigation during the IPR proceeding. Oral arguments on the IPR were held on April 21, 2022 and a final written decision is expected by July 2022. No amounts have been accrued for this matter in the April 2, 2022 or December 31, 2021 financial statements, as loss exposure was neither probable nor estimable at such times.
Other than these proceedings, we are not party to any significant pending legal proceedings that management believes will result in a material adverse effect on our financial condition or results of operations.
15) Segment Information
Below are the sales and operating profit (loss) by segment for the three months ended April 2, 2022 and April 3, 2021 and a reconciliation of segment operating profit (loss) to income before income taxes. Operating profit is net sales less cost of products sold and other operating expenses excluding interest and corporate expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment.

	Three Months Ended
(In thousands)	April 2, 2022	April 3, 2021
Sales:
Aerospace	$101,394	$81,430
Less Inter-segment Sales	—	(14)
Total Aerospace Sales	101,394	81,416
Test Systems	14,798	24,745
Less Inter-segment Sales	(16)	(304)
Total Test Systems Sales	14,782	24,441
Total Consolidated Sales	$116,176	$105,857
Segment Measure of Operating Profit (Loss) and Margins
Aerospace	$3,050	$(5,563)
	3.0%	(6.8)%
Test Systems	(1,787)	1,189
	(12.1)%	4.9%
Total Segment Measure of Operating Profit (Loss)	1,263	(4,374)
	1.1%	(4.1)%
Deductions from Segment Measure of Operating Profit (Loss)
Net Gain on Sale of Business	(11,284)	—
Interest Expense, Net of Interest Income	1,631	1,758
Corporate Expenses and Other	5,892	5,672
Profit (Loss) Before Income Taxes	$5,024	$(11,804)
Total Assets:

(In thousands)	April 2, 2022	December 31, 2021
Aerospace	$465,611	$458,334
Test Systems	96,285	105,335
Corporate	26,575	45,469
Total Assets	$588,471	$609,138
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

On October 4, 2019, the Company acquired the stock of the primary operating subsidiaries as well as certain other assets from mass transit and defense market test solution provider, Diagnosys Test Systems Limited for $7.0 million in cash, plus an earn-out estimated at a fair value of $2.5 million at the time of acquisition. The terms of the Diagnosys acquisition allow for a potential earn-out of up to an additional $13.0 million over the three years post-acquisition based on achievement of new order levels of over $72.0 million during that period. The fair value assigned to the earnout was determined using the real options method, which requires Level 3 inputs such as new order forecasts, discount rate, volatility factors, and other market variables to assess the probability of Diagnosys achieving certain order levels over the period. Based on actual and forecasted new orders, the fair value was zero as of April 2, 2022 and December 31, 2021.
There were no other financial assets or liabilities carried at fair value measured on a recurring basis at December 31, 2021 or April 2, 2022.
On a Non-recurring Basis:
There were no non-recurring fair value measurements performed in the quarters ending April 2, 2022 and April 3, 2021.
Due to their short-term nature, the carrying value of cash and equivalents, accounts receivable, accounts payable, and notes payable approximate fair value. The carrying value of the Company’s variable rate long-term debt instruments also approximates fair value due to the variable rate feature of these instruments.
17) Restructuring Charges
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
There were $0.1 million and in restructuring-related severance charges and other charges recorded in the three months ended April 2, 2022. There were no restructuring charges recorded in the three months ended April 3, 2021.
The following tables reconcile the beginning and ending liability for restructuring charges:

2022
Balance as of January 1	$2,400
Restructuring Charges	84
Cash Paid	(1,275)
Balance as of April 2	$1,209
The liability is recorded within Accounts Payable ($0.9 million) and Accrued Expenses and Other Current Liabilities ($0.3 million) and is comprised of payments to be made under AeroSat’s non-cancelable inventory purchase commitments as well as employee termination benefits expected to be paid within the next 12 months. The non-cancelable purchase commitments are for inventory which was not expected to be purchased prior to the expiration date of such agreements as a result of the restructuring plan.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10-K for the year ended December 31, 2021.)
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
In September 2021 the Company also entered into an agreement with the U.S. Department of Transportation (“USDOT”) under the Aviation Manufacturing Jobs Protection Program (“AMJP”) for a grant of up to $14.7 million. The Company received $7.4 million under the grant in 2021 and $5.2 million in the first quarter of 2022. The Company expects to receive the remainder in the second or third quarter of 2022 upon final confirmation from the USDOT of the Company meeting its grant commitments. The receipt of the full award is primarily conditioned upon the Company committing to not furlough, lay off or reduce the compensation levels of a defined group of employees during the six-month period of performance between September 2021 and March 2022. The grant benefit will be recognized over the six-month performance period as a reduction to cost of products sold in proportion to the compensation expense that the award is intended to defray. The Company recognized the remaining $6.0 million of the award during the quarter ended April 2, 2022.
On February 13, 2019, the Company completed a divestiture of its semiconductor test business within the Test Systems segment. The total proceeds of the divestiture amounted to $103.8 million plus certain contingent purchase consideration (“earn-out”).
The transaction included two elements of contingent earnouts. In the fourth quarter of 2021, the Company agreed to an earnout payment of $10.7 million for the calendar 2020 earnout, which was recorded in 2021 as a separate line item below operating loss and was received by the Company in early January 2022. In March 2022, the Company agreed with the earnout calculation for the calendar 2021 earnout in the amount of $11.3 million. The Company recorded the gain and received the payment in the first quarter of 2022.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Three Months Ended
($ in thousands)	April 2, 2022	April 3, 2021
Sales	$116,176	$105,857
Gross Profit (sales less cost of products sold)	$19,933	$14,273
Gross Margin	17.2%	13.5%
Selling, General and Administrative Expenses	$24,100	$23,785
SG&A Expenses as a Percentage of Sales	20.7%	22.5%
Net Gain on Sale of Businesses	$(11,284)	$—
Interest Expense, Net of Interest Income	$1,631	$1,758
Effective Tax Rate	161.7%	(0.9)%
Net Loss	$(3,101)	$(11,909)
A discussion by segment can be found at “Segment Results of Operations and Outlook” in this MD&A.
CONSOLIDATED FIRST QUARTER RESULTS
Consolidated sales were up $10.3 million from the first quarter of 2021. Aerospace sales were up $20.0 million, or 24.5%, and Test System sales decreased $9.7 million. While demonstrating some improvement, sales continued to reflect the ongoing impacts of the COVID-19 pandemic on the global aerospace industry. Supply chain pressures continue to impact delivery schedules and costs, limiting the Company’s ability to respond to desired requests from customers and delaying shipments. Supply chain challenges caused about $15 million in revenue to slide out of the quarter. These orders were not lost and will remain in backlog until the required raw materials arrive.
Consolidated cost of products sold in the first quarter of 2022 was $96.2 million, compared with $91.6 million in the prior-year period. The increase was primarily due to higher volume as the global aerospace industry continues its recovery from the COVID-19 pandemic. The current year period benefited from $6.0 million recognized as an offset to cost of products sold related to the AMJP award. Research and development expenses increased $1.9 million due to higher innovation spend.
Selling, general and administrative (“SG&A”) expenses were $24.1 million in the first quarter of 2022 compared with $23.8 million in the prior-year period.
In March 2022, the Company agreed with the earnout calculation from the buyer of its former semiconductor test business for an earnout in the amount of $11.3 million related to performance in calendar 2021. The Company recorded the gain and received the payment in the first quarter of 2022. The semiconductor test business was sold in 2019.
The effective tax rate for the quarter was 161.7%, compared with (0.9)% in the first quarter of 2021. In the past, research and development costs were deducted as incurred. However, beginning with the 2022 tax year, these costs are required to be capitalized for tax purposes and amortized over 5 years. The tax rate was also impacted by a valuation allowance applied against the associated deferred tax asset created by the new treatment, due to the Company’s cumulative losses over the last three years.
Consolidated net loss was $3.1 million, or $0.10 per diluted share, compared with net loss of $11.9 million, or $0.39 per diluted share, in the prior year.
Bookings were $175.6 million, for a book-to-bill ratio of 1.51:1. Backlog at the end of the quarter was $475.1 million. Approximately $364.3 million, or 77%, of backlog is expected to ship in the remainder of 2022.
COVID-19 Impacts on Our Business
On March 11, 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic. The spread of the COVID-19 pandemic disrupted businesses on a global scale, led to significant volatility in financial markets and affected the aviation and industrial industries. Substantially all of our operations and production activities have, to-date, remained operational. However, the impacts of the pandemic have placed labor and supply chain pressures on our business and we have been impacted by customer demand variability. Although we saw stable and growing backlog during the first half of 2022 in our aerospace business, COVID-19 related disruptions are ongoing and continue to adversely challenge our commercial transport market. While we remain bullish about the aerospace business, we believe the recovery to pre-pandemic activity, particularly in the widebody market, will take longer than originally anticipated at the outset of the pandemic. As economic activity continues to recover, we will continue to monitor the situation, assessing further possible implications on our operations, supply chain, liquidity, cash flow and customer orders.
See Part II, Item 1A, Risk Factors, for an additional discussion of risk related to supply chain disruptions and the recent government vaccine mandates.
Outlook
We are maintaining our previous revenue guidance of $550 million to $600 million for the year. We believe this range accommodates the supply chain and labor challenges that we are likely to face, although some unpredictability certainly exists. We expect volume to ramp as we move though the year. We expect revenue in the second quarter will be between $125 million and $135 million, with similar rates of improvement in the third and fourth quarters.
Consolidated backlog at April 2, 2022 was $475.1 million. Approximately 77% of the backlog is expected to be recognized as revenue in 2022.
Planned capital expenditures for 2022 are expected to be approximately $15 million to $20 million.
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
SEGMENT RESULTS OF OPERATIONS AND OUTLOOK
Operating profit, as presented below, is sales less cost of products sold and other operating expenses, excluding interest expense, other corporate expenses and other non-operating sales and expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment. Operating loss is reconciled to loss before income taxes in Note 15 of the Notes to Consolidated Condensed Financial Statements included in this report.

AEROSPACE SEGMENT

	Three Months Ended
(In thousands)	April 2, 2022	April 3, 2021
Sales	$101,394	$81,430
Less Inter-segment Sales	—	(14)
Total Aerospace Sales	$101,394	$81,416
Operating Profit (Loss)	$3,050	$(5,563)
Operating Margin	3.0%	(6.8)%

Aerospace Sales by Market
(In thousands)
Commercial Transport	$64,089	$38,208
Military	14,976	20,982
Business Jet	15,867	14,028
Other	6,462	8,198
	$101,394	$81,416
Aerospace Sales by Product Line
(In thousands)
Electrical Power & Motion	$44,467	$29,344
Lighting & Safety	29,211	27,100
Avionics	18,875	14,843
Systems Certification	1,002	878
Structures	1,377	1,053
Other	6,462	8,198
	$101,394	$81,416

(In thousands)	April 2, 2022	December 31, 2021
Total Assets	$465,611	$458,334
Backlog	$394,043	$334,659
AEROSPACE FIRST QUARTER RESULTS
Aerospace segment sales increased $20.0 million, or 24.5%, to $101.4 million. Commercial aerospace sales increased 67.7%, or $25.9 million, and drove the improvement. Sales to this market were $64.1 million, or 55.1% of consolidated revenue in the quarter, compared with $38.2 million, or 36.1% of consolidated revenue in the first quarter of 2021. Improving domestic travel, increased narrowbody production rates including the 737 MAX and higher fleet utilization are driving increased demand for Astronics products.
General Aviation sales increased $1.8 million, or 13.1%, to $15.9 million as higher demand in the business jet market somewhat offset lower VVIP activity. The Company expects the strong demand being realized in the business jet industry to translate into higher demand for its products as OEM production levels increase.
Military Aircraft sales decreased $6.0 million, or 28.6%, to $15.0 million. The prior-year period benefited from incremental non-recurring engineering revenue associated with development of new programs and higher sales of lighting and safety products.
Aerospace segment operating profit was $3.1 million compared with operating loss of $5.6 million for the same period last year. The improvement was driven by increased sales and the $6.0 million AMJP benefit, partially offset by a $0.8 million increase of expense associated with the reinstated 401K contribution accrual.
Sequentially, compared with the fourth quarter of 2021, Aerospace revenue grew 2.6% and operating profit improved $5.3 million to $3.1 million.

AEROSPACE OUTLOOK
Aerospace bookings in the first quarter of 2022 were $160.8 million, for a book-to-bill ratio of 1.59:1. The Aerospace segment’s backlog at the end of the first quarter of 2022 was $394.0 million with approximately $322.5 million expected to be recognized as revenue over the remaining part of 2022 and $356.0 million scheduled over the next 12 months.
Demand has been strong across our aerospace product range, with a book-to-bill of 1.48 over the last twelve months and record high backlog of at the end of the first quarter. Most of this demand has been driven by recovery in the narrowbody market, though in the first quarter we saw signs that the widebody market is picking up also, which is necessary to return to pre-COVID levels in the near future.
TEST SYSTEMS SEGMENT

	Three Months Ended
(In thousands)	April 2, 2022	April 3, 2021
Sales	$14,798	$24,745
Less Inter-segment Sales	(16)	(304)
Total Test Systems Sales	$14,782	$24,441
Operating (Loss) Profit	$(1,787)	$1,189
Operating Margin	(12.1)%	4.9%
All Test Systems sales are to the Aerospace and Defense Market.

(In thousands)	April 2, 2022	December 31, 2021
Total Assets	$96,285	$105,335
Backlog	$81,095	$81,033
TEST SYSTEMS FIRST QUARTER RESULTS
Test Systems segment sales were $14.8 million, down $9.7 million compared with the prior-year period driven by lower defense revenue.
Test Systems operating loss was $1.8 million, or 12.1% of sales, compared with operating profit of $1.2 million, or 4.9% of sales, in the first quarter of 2021. Operating loss in the first quarter of 2022 was negatively affected primarily by lower volume. Operating profit in the first quarter of 2021 was negatively affected by $0.9 million in legal fees related to infringement claims.
TEST SYSTEMS OUTLOOK
Bookings for the Test Systems segment in the quarter were $14.8 million, for a book-to-bill ratio of 1.00:1 for the quarter. The Test Systems segment’s backlog at the end of the first quarter of 2022 was $81.1 million, with approximately $41.8 million expected to be recognized as revenue over the remainder of 2022 and approximately $51.1 million scheduled over the next 12 months.
The first quarter was one of treading water for our Test business, with light shipments and bookings. We are pursuing some significant projects which are scheduled for award mid-year. Those awards will largely determine the trajectory of the business through the end of 2022 and into 2023.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities:
Cash provided by operating activities totaled $0.3 million for the first three months of 2022, as compared with $6.9 million cash used for operating activities during the same period in 2021. Cash flow from operating activities increased compared with the same period of 2021 primarily related to cash received from income tax refunds and the AMJP program, offset by changes in net operating assets, including increase in accounts receivable and inventory as sales and demand increases.

Investing Activities:
Cash provided by investing activities was $20.8 million for the first three months of 2022 compared with $1.9 million in cash used for investing activities in the same period of 2021. Investing cash flows in 2022 were positively impacted by the receipt of $10.7 million and $11.3 million related with the calendar 2020 and 2021 earnouts, respectively, from the sale of the semiconductor business. The Company expects capital spending in 2022 to be in the range of $15 million and $20 million.
Financing Activities:
Cash used for financing activities totaled $26.7 million for the first three months of 2022, as compared with $0.6 million cash used for financing activities during the same period in 2021. Cash used for financing activities increased compared with the same period of 2021 due to net payments on our senior credit facility of $26.0 million in the first three months of 2022, coupled with $0.8 million in costs associated with the March 1, 2022 amendment of our credit facility.
At April 2, 2022, there was $137.0 million outstanding on the revolving credit facility and there remained $86.9 million available subject to the minimum liquidity covenant discussed below, net of outstanding letters of credit. The credit facility allocates up to $20 million of the $225 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. At April 2, 2022, outstanding letters of credit totaled $1.1 million.
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
The amendment requires the Company to maintain minimum liquidity, defined as unrestricted cash plus the unused revolving credit commitments, of $35 million. The maximum net leverage ratio is set at 4.75 to 1 for the first and second quarters of 2022 and 3.75 to 1 thereafter, and the definition of Adjusted EBITDA has been modified to exclude income from earnout payments and asset sales. The Company was in compliance with its financial covenants at April 2, 2022.
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
We intend to refinance the amended agreement with a new long-term financing facility in the coming months. We are currently in the process of evaluating terms and conditions for a new long-term financing arrangement. If we are unable to obtain a new long-term financing facility before we file our second quarter 2022 Form 10-Q to replace our existing debt facility, borrowings outstanding under our existing debt facility will come due within 12 months of that filing date and could result in substantial doubt about our ability to continue as a going concern in the event that we are not reasonably assured to have sufficient cash balances to repay the remaining obligations at maturity.
Other
In 2021, the Company was awarded a grant of up to $14.7 million as part of the Aviation Manufacturing Jobs Protection (“AMJP”) Program. The grant was being recognized ratably over the six-month period of performance. In the first quarter of 2022, $6.0 million was recognized as an offset to cost of products sold. The period of performance concluded in March 2022.
OFF BALANCE SHEET ARRANGEMENTS
We do not have any material off balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

BACKLOG
The Company’s backlog at April 2, 2022 was $475.1 million compared with $415.7 million at December 31, 2021 and $297.5 million at April 3, 2021.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Except as noted below, our contractual obligations and commitments have not changed materially from the disclosures in our 2021 Annual Report on Form 10-K.
Absent any legislative changes, the Company expects to pay approximately $10 million to $12 million in income tax payments related to the 2022 tax year. These expected tax payments are largely the result of the requirement to capitalize and amortize certain research and development expenses for U.S. tax purposes beginning in 2022.
MARKET RISK
The Company believes that there have been no material changes in the current year regarding the market risk information for its exposure to interest rate fluctuations. Although the majority of our sales, expenses and cash flows are transacted in U.S. dollars, we have exposure to changes in foreign currency exchange rates related primarily to the Euro and the Canadian dollar. The Company believes that the impact of changes in foreign currency exchange rates in 2022 have not been significant.
CRITICAL ACCOUNTING POLICIES
Refer to Note 2 of the Notes to Consolidated Condensed Financial Statements included in this report for the Company’s critical accounting policies with respect to revenue recognition. For a complete discussion of the Company’s other critical accounting policies, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2021.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Market Risk in Item 2, above.
Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 2, 2022. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 2, 2022.
b.Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Currently, we are involved in legal proceedings relating to an allegation of patent infringement and, based on rulings to date we have concluded that losses related to these proceedings are probable. For a discussion of contingencies related to legal proceedings, see Note 14 of the Notes to Consolidated Condensed Financial Statements.
Item 1a. Risk Factors
In addition to other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or results of operations. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.
Item 2. Unregistered sales of equity securities and use of proceeds
The following table summarizes our purchases of our common stock for the quarter ended April 2, 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that may yet be Purchased Under the Program (2)
January 1, 2022 - January 29, 2022	—	$—	—	$41,483,815
January 30, 2022 - February 26, 2022	—	$—	—	$41,483,815
February 27, 2022 - April 2, 2022 (1)	29,464	$13.56	—	$41,483,815
Total	29,464	$13.56	—
(1)    Represents shares withheld by the Company upon the exercise of stock options and vesting of restricted stock to satisfy tax withholding obligations. On February 28, 2022, we accepted delivery of 7,269 shares at $14.71 in connection with the exercise of stock options. On March 8, 2022, we accepted delivery of 22,195 shares at $13.18 in connection with the vesting of restricted stock.
(2)    Previously, the Board of Directors authorized share repurchase programs that authorized repurchases up to certain monetary limits in accordance with applicable securities laws on the open market or through privately negotiated transactions. Under those programs, we purchased approximately 3,498,000 shares for $100 million.
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

ASTRONICS CORPORATION
(Registrant)
Date:	May 9, 2022	By:	/s/ David C. Burney
David C. Burney Executive Vice President and Chief Financial Officer (Principal Financial Officer)