Form 10-Q
period 2022-07-02
ASTRONICS CORP
filed 2022-08-11
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 2, 2022
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2022, 31,990,835 shares of common stock were outstanding consisting of 25,664,530 shares of common stock ($.01 par value) and 6,326,305 shares of Class B common stock ($.01 par value).

Part I – Financial Information
Item 1. Financial Statements
ASTRONICS CORPORATION
Consolidated Condensed Balance Sheets
July 2, 2022 with Comparative Figures for December 31, 2021
(Unaudited)
(In thousands)

	July 2, 2022	December 31, 2021

Current Assets:
Cash and Cash Equivalents	$10,684	$29,757
Accounts Receivable, Net of Allowance for Estimated Credit Losses	118,342	107,439
Inventories	175,204	157,576
Prepaid Expenses and Other Current Assets	20,126	45,089
Total Current Assets	324,356	339,861
Property, Plant and Equipment, Net of Accumulated Depreciation	90,837	95,236
Operating Right-of-Use Assets	15,962	16,169
Other Assets	6,236	5,270
Intangible Assets, Net of Accumulated Amortization	86,638	94,320
Goodwill	58,252	58,282
Total Assets	$582,281	$609,138
Current Liabilities:
Current Maturities of Long-term Debt	$—	$—
Accounts Payable	46,198	34,860
Current Operating Lease Liabilities	5,933	6,778
Accrued Expenses and Other Current Liabilities	46,045	49,619
Customer Advance Payments and Deferred Revenue	26,790	27,356
Total Current Liabilities	124,966	118,613
Long-term Debt	136,000	163,000
Long-term Operating Lease Liabilities	11,979	12,018
Other Liabilities	58,660	58,903
Total Liabilities	331,605	352,534
Shareholders’ Equity:
Common Stock	354	353
Accumulated Other Comprehensive Loss	(15,364)	(14,495)
Other Shareholders’ Equity	265,686	270,746
Total Shareholders’ Equity	250,676	256,604
Total Liabilities and Shareholders’ Equity	$582,281	$609,138
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Operations
Three and Six Months Ended July 2, 2022 With Comparative Figures for 2021
(Unaudited)
(In thousands, except per share data)

	Six Months Ended		Three Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Sales	$245,303	$217,015	$129,127	$111,158
Cost of Products Sold	209,661	187,347	113,418	95,763
Gross Profit	35,642	29,668	15,709	15,395
Selling, General and Administrative Expenses	48,205	45,100	24,105	21,315
Loss from Operations	(12,563)	(15,432)	(8,396)	(5,920)
Net Gain on Sale of Business	(11,284)	—	—	—
Other Expense, Net of Other Income	753	1,081	291	547
Interest Expense, Net of Interest Income	3,293	3,457	1,662	1,699
Loss Before Income Taxes	(5,325)	(19,970)	(10,349)	(8,166)
Provision for (Benefit from) Income Taxes	8,786	38	661	(67)
Net Loss	$(14,111)	$(20,008)	$(11,010)	$(8,099)
Loss Per Share:
Basic	$(0.44)	$(0.65)	$(0.34)	$(0.26)
Diluted	$(0.44)	$(0.65)	$(0.34)	$(0.26)
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Comprehensive Income (Loss)
Three and Six Months Ended July 2, 2022 With Comparative Figures for 2021
(Unaudited)
(In thousands)

	Six Months Ended		Three Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net Loss	$(14,111)	$(20,008)	$(11,010)	$(8,099)
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(1,567)	(22)	(1,386)	615
Retirement Liability Adjustment – Net of Tax	698	868	347	434
Total Other Comprehensive (Loss) Income	(869)	846	(1,039)	1,049
Comprehensive Loss	$(14,980)	$(19,162)	$(12,049)	$(7,050)
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Cash Flows
Six Months Ended July 2, 2022 With Comparative Figures for 2021

(Unaudited, In thousands)	Six Months Ended
	July 2, 2022	July 3, 2021
Cash Flows from Operating Activities:
Net Loss	$(14,111)	$(20,008)
Adjustments to Reconcile Net Loss to Cash Flows from Operating Activities:
Depreciation and Amortization	14,088	14,879
Provisions for Non-Cash Losses on Inventory and Receivables	677	2,145
Equity-based Compensation Expense	3,721	3,701
Non-Cash Accrued 401K Contribution	2,197	—
Deferred Tax Benefit	—	(153)
Operating Lease Non-Cash Expense	2,928	2,343
Net Gain on Sale of Business, Before Taxes	(11,284)	—
Contingent Consideration Liability Fair Value Adjustment	—	(2,200)
Other	1,320	2,105
Cash Flows from Changes in Operating Assets and Liabilities:
Accounts Receivable	(11,449)	(5,281)
Inventories	(19,293)	720
Accounts Payable	11,660	4,210
Accrued Expenses	(458)	(946)
Other Current Assets and Liabilities	(3,030)	(70)
Customer Advance Payments and Deferred Revenue	(389)	(927)
Income Taxes	16,909	(51)
Operating Lease Liabilities	(3,601)	(2,606)
Supplemental Retirement Plan and Other Liabilities	(215)	(199)
Cash Flows from Operating Activities	(10,330)	(2,338)
Cash Flows from Investing Activities:
Proceeds from Sale of Business and Assets	21,977	—
Capital Expenditures	(2,493)	(3,566)
Cash Flows from Investing Activities	19,484	(3,566)
Cash Flows from Financing Activities:
Proceeds from Long-term Debt	52,625	5,000
Principal Payments on Long-term Debt	(79,625)	(5,000)
Stock Award Activity	104	(59)
Finance Lease Principal Payments	(55)	(854)
Debt Acquisition Costs	(771)	—
Cash Flows from Financing Activities	(27,722)	(913)
Effect of Exchange Rates on Cash	(505)	(8)
Decrease in Cash and Cash Equivalents	(19,073)	(6,825)
Cash and Cash Equivalents at Beginning of Period	29,757	40,412
Cash and Cash Equivalents at End of Period	$10,684	$33,587
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Shareholders' Equity
Three and Six Months Ended July 2, 2022 With Comparative Figures for 2021
(Unaudited)
(In thousands)

	Six Months Ended		Three Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Common Stock
Beginning of Period	$289	$278	$290	$279
Net Issuance of Common Stock for Restricted Stock Units (“RSU’s”)	1	—	—	—
Class B Stock Converted to Common Stock	—	5	—	4
End of Period	290	283	290	283
Convertible Class B Stock
Beginning of Period	64	69	64	68
Class B Stock Converted to Common Stock	—	(5)	—	(4)
End of Period	64	64	64	64
Additional Paid in Capital
Beginning of Period	92,037	82,187	94,245	84,232
Net Exercise of Stock Options and Equity-based Compensation Expense	4,122	3,642	1,621	1,597
Tax Withholding Related to Issuance of RSU’s	(298)	—	(5)	—
End of Period	95,861	85,829	95,861	85,829
Accumulated Comprehensive Income (Loss)
Beginning of Period	(14,495)	(16,450)	(14,325)	(16,653)
Foreign Currency Translation Adjustments	(1,567)	(22)	(1,386)	615
Retirement Liability Adjustment – Net of Taxes	698	868	347	434
End of Period	(15,364)	(15,604)	(15,364)	(15,604)
Retained Earnings
Beginning of Period	287,225	312,803	279,047	300,894
Net Loss	(14,111)	(20,008)	(11,010)	(8,099)
Reissuance of Treasury Shares for 401K Contribution	(6,776)	—	(1,699)	—
End of Period	266,338	292,795	266,338	292,795
Treasury Stock
Beginning of Period	(108,516)	(108,516)	(99,239)	(108,516)
Shares Issued to Fund 401K Obligation	12,003	—	2,726	—
End of Period	(96,513)	(108,516)	(96,513)	(108,516)
Total Shareholders’ Equity	$250,676	$254,851	$250,676	$254,851
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Shareholders' Equity, Continued
Three and Six Months Ended July 2, 2022 With Comparative Figures for 2021
(Unaudited)
(In thousands)

	Six Months Ended		Three Months Ended
(Shares)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Common Stock
Beginning of Period	28,911	27,825	29,009	27,897
Net Issuance from Exercise of Stock Options	20	20	—	1
Net Issuance of Common Stock for RSU’s	48	—	6	—
Class B Stock Converted to Common Stock	68	470	32	417
End of Period	29,047	28,315	29,047	28,315
Convertible Class B Stock
Beginning of Period	6,375	6,877	6,363	6,837
Net Issuance from Exercise of Stock Options	24	13	—	—
Class B Stock Converted to Common Stock	(68)	(470)	(32)	(417)
End of Period	6,331	6,420	6,331	6,420
Treasury Stock
Beginning of Period	3,808	3,808	3,483	3,808
Shares Issued to Fund 401K Obligation	(421)	—	(96)	—
End of Period	3,387	3,808	3,387	3,808
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Notes to Consolidated Condensed Financial Statements
July 2, 2022
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
Operating Results
The results of operations for any interim period are not necessarily indicative of results for the full year. In addition, the COVID-19 pandemic has increased the volatility we experience in our financial results in recent periods and this could continue in future interim and annual periods. Operating results for the six months ended July 2, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
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
The Company qualified for government subsidies from the Canadian and French governments as a result of the COVID-19 pandemic’s impact on our foreign operations. The Canadian and French subsidies are income-based grants intended to reimburse the Company for certain employee wages. The grants are recognized as income over the periods in which the Company recognizes as expenses the costs the grants are intended to defray. The amount recognized during the three and six months ended July 2, 2022 was immaterial.

In September 2021 the Company was awarded a grant of up to $14.7 million from the U.S. Department of Transportation (“USDOT”) under the Aviation Manufacturing Jobs Protection Program (“AMJP”). The Company received $7.4 million under the grant in 2021 and $5.2 million in the first quarter of 2022. The Company expects to receive the remainder in 2022. The receipt of the full award is primarily conditioned upon the Company committing to not furlough, lay off or reduce the compensation levels of a defined group of employees during the six-month period of performance between September 2021 and March 2022. The grant benefit was recognized ratably over the six-month performance period as a reduction to cost of products sold in proportion to the compensation expense that the award is intended to defray. During the six months ended July 2, 2022, the Company recognized $6.0 million of the award.
The following table presents the COVID-19 related government assistance, including AMJP, recorded during the three and six months ended July 2, 2022 and July 3, 2021:

	Six Months Ended		Three Months Ended
(In thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Cost of Products Sold	$6,101	$1,478	$16	$933
Selling, General and Administrative Expenses	18	147	4	78
Total	$6,119	$1,625	$20	$1,011
Trade Accounts Receivable and Contract Assets
The allowance for estimated credit losses is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as the age of the receivable balances, historical experience, credit quality, current economic conditions, and reasonable and supportable forecasts of future economic conditions that may affect a customer’s ability to pay. The allowance for estimated credit losses balance was $3.1 million and $3.2 million at July 2, 2022 and December 31, 2021, respectively. The Company’s bad debt expense were insignificant during the three and six months ended July 2, 2022 and the three and six months ended July 3, 2021. Total write offs charged against the allowance were insignificant in the three and six months ended July 2, 2022 and the three and six months ended July 3, 2021. Total recoveries were insignificant in the three and six months ended July 2, 2022 and the three and six months ended July 3, 2021.
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
Research and Development Expenses
Research and development costs are expensed as incurred and include salaries, benefits, consulting, material costs and depreciation. Research and development expenses amounted to $12.6 million and $10.3 million for the three months ended and $24.8 million and $20.6 million for the six months ended July 2, 2022 and July 3, 2021, respectively. These costs are included in Cost of products sold.
Goodwill Impairment
The Company tests goodwill at the reporting unit level on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
As of July 2, 2022, the Company concluded that no indicators of impairment relating to intangible assets or goodwill existed and an interim test was not performed in the three or six months then ended.
Valuation of Long-Lived Assets
Long-lived assets are evaluated for recoverability whenever adverse effects or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability test consists of comparing the undiscounted projected cash flows with the carrying amount. Should the carrying amount exceed undiscounted projected cash flows, an impairment loss would be recognized to the extent the carrying amount exceeds fair value. As of July 2, 2022 and for the three and six month periods then ended, the Company concluded that no indicators of impairment relating to long-lived assets existed.

Foreign Currency Translation
The aggregate foreign currency transaction gain or loss included in operations was insignificant for the three and six months ended July 2, 2022 and July 3, 2021.
Newly Adopted Accounting Pronouncement
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
2) Revenue
On July 2, 2022, we had $494.4 million of remaining performance obligations, which we refer to as total backlog. We expect to recognize approximately $278.0 million of our remaining performance obligations as revenue in the remainder of 2022.
We recognized $8.9 million and $11.3 million during the three months ended and $11.2 million and $14.4 million during the six months ended July 2, 2022 and July 3, 2021, respectively, in revenues that were included in the contract liability balance at the beginning of the period.
The Company's contract assets and contract liabilities consist primarily of costs and profits in excess of billings and billings in excess of cost and profits, respectively. The following table presents the beginning and ending balances of contract assets and contract liabilities during the six months ended July 2, 2022:

(In thousands)	Contract Assets	Contract Liabilities
Beginning Balance, January 1, 2022	$25,941	$28,495
Ending Balance, July 2, 2022	$26,278	$27,748

The following table presents our revenue disaggregated by Market Segments as follows:

	Six Months Ended		Three Months Ended
(In thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Aerospace Segment
Commercial Transport	$133,332	$86,001	$69,243	$47,793
Military	28,873	37,783	13,897	16,801
General Aviation	33,997	29,022	18,130	14,994
Other	14,482	17,830	8,020	9,632
Aerospace Total	210,684	170,636	109,290	89,220

Test Systems Segment
Aerospace & Defense	34,619	46,379	19,837	21,938
Test Systems Total	34,619	46,379	19,837	21,938

Total	$245,303	$217,015	$129,127	$111,158
The following table presents our revenue disaggregated by Product Lines as follows:

	Six Months Ended		Three Months Ended
(In thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Aerospace Segment
Electrical Power & Motion	$86,602	$64,092	$42,135	$34,748
Lighting & Safety	60,599	51,468	31,388	24,368
Avionics	43,281	32,864	24,406	18,021
Systems Certification	2,671	1,838	1,669	960
Structures	3,049	2,544	1,672	1,491
Other	14,482	17,830	8,020	9,632
Aerospace Total	210,684	170,636	109,290	89,220

Test Systems	34,619	46,379	19,837	21,938

Total	$245,303	$217,015	$129,127	$111,158
3) Inventories
Inventories consisted of the following:

(In thousands)	July 2, 2022	December 31, 2021
Finished Goods	$31,563	$28,579
Work in Progress	28,127	22,954
Raw Material	115,514	106,043
	$175,204	$157,576
The Company has evaluated the carrying value of existing inventories and believe they are properly reflected at their lower of carrying value or net realizable value. Future changes in demand or other market developments could result in future inventory charges. The Company is actively managing inventories and aligning them to meet known current and future demand.

4) Property, Plant and Equipment
Property, Plant and Equipment consisted of the following:

(In thousands)	July 2, 2022	December 31, 2021
Land	$8,554	$8,632
Buildings and Improvements	70,315	70,566
Machinery and Equipment	122,288	121,960
Construction in Progress	6,441	5,680
	207,598	206,838
Less Accumulated Depreciation	116,761	111,602
	$90,837	$95,236
5) Intangible Assets
The following table summarizes acquired intangible assets as follows:

		July 2, 2022		December 31, 2021
(In thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	11 years	$2,146	$2,022	$2,146	$1,979
Non-compete Agreement	4 years	11,082	10,845	11,082	10,592
Trade Names	10 years	11,384	8,947	11,447	8,518
Completed and Unpatented Technology	9 years	47,824	32,682	47,932	30,441
Customer Relationships	15 years	142,071	73,373	142,276	69,033
Total Intangible Assets	12 years	$214,507	$127,869	$214,883	$120,563
All acquired intangible assets other than goodwill and one trade name are being amortized. Amortization expense for acquired intangibles is summarized as follows:

	Six Months Ended		Three Months Ended
(In thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Amortization Expense	$7,526	$7,712	$3,761	$3,857
Amortization expense for acquired intangible assets expected for 2022 and for each of the next five years is summarized as follows:

(In thousands)
2022	$14,923
2023	$13,878
2024	$12,856
2025	$10,935
2026	$9,533
2027	$7,825
6) Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the six months ended July 2, 2022:

(In thousands)	December 31, 2021	Foreign Currency Translation	July 2, 2022
Aerospace	$36,648	$(30)	$36,618
Test Systems	21,634	—	21,634
	$58,282	$(30)	$58,252

The Company tests goodwill at the reporting unit level on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
As of July 2, 2022 and July 3, 2021, the Company concluded that no indicators of impairment relating to intangible assets or goodwill existed and an interim test was not performed in the three or six months then ended.
7) Long-term Debt and Notes Payable
The Company's long-term debt consists of borrowings under its Fifth Amended and Restated Credit Agreement (the “Agreement”). On March 1, 2022, the Company executed an amendment to the Agreement, which reduced the revolving credit line from $375 million to $225 million and extended the maturity date of the loans under the facility from February 16, 2023 to May 30, 2023. The definition of Adjusted EBITDA was modified to exclude income from earnout payments and asset sales. On August 9, 2022, the Company executed a further amendment to the Agreement (the “Amended Facility”), which reduced the revolving credit line from $225 million to $190 million until September 12, 2022 with further reductions to $180 million effective September 12, 2022 and $170 million effective October 11, 2022. The Amended Facility extended the maturity date of the loans under the facility from May 30, 2023 to August 31, 2023. Interest is payable on the unpaid principal amount of the facility at a rate equal to the Secured Overnight Financing Rate (“SOFR”, which shall be at least 1.00%), plus between 1.50% to 4.75% based upon the Company’s leverage ratio. The Company also pays a commitment fee to the lenders in an amount equal to 0.10% to 0.40% on the undrawn portion of the Amended Facility, based upon the Company’s leverage ratio. Both amendments provided for the payment of a consent fee of 10 basis points of the commitment for each consenting lender.
At July 2, 2022, there was $136.0 million outstanding on the revolving credit facility and there remained $87.9 million available subject to the minimum liquidity covenant discussed below, net of outstanding letters of credit. The credit facility allocates up to $20 million of the $225 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. At July 2, 2022, outstanding letters of credit totaled $1.1 million. The Company is required to maintain minimum liquidity, defined as unrestricted cash plus the unused revolving credit commitments, of $35 million. The maximum net leverage ratio is set at 4.75 to 1 for the first and second quarters of 2022 under the previous facility. The Amended Facility includes a maximum net leverage ratio of 4.25 to 1 for the third quarter of 2022 and 3.75 to 1 thereafter. The Company was in compliance with its financial covenants at July 2, 2022.
The Amended Facility temporarily restricts acquisitions through the third quarter of 2022, as well as dividend payments and share repurchases through the maturity date of the Amended Facility. The Company’s obligations under the Amended Facility are jointly and severally guaranteed by each domestic subsidiary of the Company other than non-material subsidiaries.
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
We are currently in the process of evaluating terms and conditions for a new long-term financing arrangement, which includes an asset-based lending agreement and separate agreement that would monetize our real estate as collateral. The extent to which we will be able to effect such refinancing, replacement or maturity extension on terms that are favorable to us or at all is dependent on a number of uncertain factors, including then-prevailing credit and other market conditions, economic conditions, particularly in the aerospace and defense markets, disruptions or volatility caused by factors such as COVID-19, regional conflicts, inflation, and supply chain disruptions. In addition, rising interest rates could limit our ability to refinance our existing credit facility when it matures or cause us to pay higher interest rates upon refinancing. As the Company’s long-term debt approaches maturity, if the Company is unable to refinance, replace or extend the maturity on its credit facility, the Company’s liquidity, results of operations, and financial condition could be materially adversely impacted. If we are unable to obtain a new long-term financing facility before we file our third quarter 2022 Form 10-Q to replace our existing debt facility, borrowings outstanding under our existing credit facility will come due within 12 months of that filing date and could result in substantial doubt about our ability to continue as a going concern in the event that we are not reasonably assured to have sufficient cash balances to repay the remaining obligations at maturity.
8) Product Warranties
In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. The Company determines warranty reserves needed by product line based on experience and current facts and circumstances.

Activity in the warranty accrual is summarized as follows:

	Six Months Ended		Three Months Ended
(In thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Balance at Beginning of Period	$8,183	$7,018	$8,049	$6,842
Warranties Issued	1,683	2,021	898	1,213
Warranties Settled	(1,910)	(1,663)	(1,154)	(978)
Reassessed Warranty Exposure	(197)	(541)	(34)	(242)
Balance at End of Period	$7,759	$6,835	$7,759	$6,835
9) Income Taxes
The effective tax rates were approximately (6.4)% and 0.8% for the three months ended and (165.0)% and (0.2)% for the six months ended July 2, 2022 and July 3, 2021, respectively. Beginning with the 2022 tax year, certain research and development costs are required to be capitalized and amortized over sixty months for income tax purposes. The tax rate in the 2022 period was impacted by a valuation allowance applied against the deferred tax asset associated with the research and development costs that are expected to be capitalized and was partially offset by the removal of valuation allowances related to net operating losses, tax credit carryovers, and certain timing differences that are expected to reverse during 2022. In addition, the tax rate in the 2022 period was also impacted by state income taxes and the federal research and development credit expected for 2022.
The Company records a valuation allowance against the deferred tax assets if and to the extent it is more likely than not that the Company will not recover the deferred tax assets. In evaluating the need for a valuation allowance, the Company weighs all relevant positive and negative evidence, and considers among other factors, historical financial performance, projected future taxable income, scheduled reversals of deferred tax liabilities, the overall business environment, and tax planning strategies. Losses in recent periods and cumulative pre-tax losses in the three year period ending with the current year, combined with the significant uncertainty brought about by the COVID-19 pandemic, is collectively considered significant negative evidence under ASC 740 when assessing whether an entity can use projected income as a basis for concluding that deferred tax assets are realizable on a more-likely than not basis. For purposes of assessing the recoverability of deferred tax assets, the Company determined that it could not include future projected earnings in the analysis due to recent history of losses and therefore had insufficient objective positive evidence that the Company will generate sufficient future taxable income to overcome the negative evidence of cumulative losses. Accordingly, during the years ended December 31, 2021 and 2020, the Company determined that a portion of its deferred tax assets are not expected to be realizable in the future and the Company continues to maintain the valuation allowance against its deferred tax assets as of July 2, 2022.
10) Earnings Per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Six Months Ended		Three Months Ended
(In thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Weighted Average Shares - Basic	32,007	30,914	32,082	30,926
Net Effect of Dilutive Stock Options	—	—	—	—
Weighted Average Shares - Diluted	32,007	30,914	32,082	30,926
Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted earnings per share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. The number of common shares covered by out-of-the-money stock options was approximately 1,338,000 shares as of July 2, 2022 and 645,000 shares as of July 3, 2021. Further, due to our net loss in the three and six month periods ended July 2, 2022 and July 3, 2021, the assumed exercise of stock compensation had an antidilutive effect and therefore was excluded from the computation of diluted loss per share.
Currently, the Company expects to fund the 401K contribution for the quarter ended July 2, 2022 with treasury stock in lieu of cash. The earnings per share calculation for the quarter ended July 2, 2022 is inclusive of the approximately 0.1 million in shares outstanding for the equivalent shares needed to fulfill the obligation using the closing share price as of July 2, 2022. Actual shares issued may differ based on the sale price on the settlement date.

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
When treasury shares are reissued, the Company determines the cost using an average cost method. The difference between the average cost of the treasury shares and reissuance price is included in Additional paid-in capital or Retained earnings. During the six months ended July 2, 2022, the Company reissued 421,000 treasury shares and recorded the difference between the average cost and the reissuance price, $6.8 million, as a reduction to Retained earnings.
Comprehensive (Loss) Income and Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

(In thousands)	July 2, 2022	December 31, 2021
Foreign Currency Translation Adjustments	$(6,974)	$(5,407)
Retirement Liability Adjustment – Before Tax	(10,672)	(11,370)
Tax Benefit of Retirement Liability Adjustment	2,282	2,282
Retirement Liability Adjustment – After Tax	(8,390)	(9,088)
Accumulated Other Comprehensive Loss	$(15,364)	$(14,495)
The components of other comprehensive (loss) income are as follows:

	Six Months Ended		Three Months Ended
(In thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Foreign Currency Translation Adjustments	$(1,567)	$(22)	$(1,386)	$615
Retirement Liability Adjustments:
Reclassifications to General and Administrative Expense:
Amortization of Prior Service Cost	201	201	100	100
Amortization of Net Actuarial Losses	497	667	247	334
Retirement Liability Adjustment	698	868	347	434
Other Comprehensive (Loss) Income	$(869)	$846	$(1,039)	$1,049
12) Supplemental Retirement Plan and Related Post Retirement Benefits
The Company has two non-qualified supplemental retirement defined benefit plans (“SERP” and “SERP II”) for certain current and retired executive officers. The following table sets forth information regarding the net periodic pension cost for the plans.

	Six Months Ended		Three Months Ended
(In thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Service Cost	$69	$97	$35	$48
Interest Cost	417	381	208	190
Amortization of Prior Service Cost	193	193	96	96
Amortization of Net Actuarial Losses	474	646	235	323
Net Periodic Cost	$1,153	$1,317	$574	$657
Participants in the SERP are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The Company also has a defined benefit plan related to its subsidiary in France. The net periodic cost for both plans for the three and six months ended July 2, 2022 and July 3, 2021 is immaterial.

The service cost component of net periodic benefit costs above is recorded in Selling, General and Administrative Expenses within the Consolidated Condensed Statements of Operations, while the remaining components are recorded in Other Expense, Net of Other Income.
13) Sales to Major Customers
The loss of major customers or a significant reduction in business with a major customer would significantly, negatively impact our sales and earnings. In the three and six months ended July 2, 2022, the Company had one customer in excess of 10% of consolidated sales. Sales to The Boeing Company (“Boeing”) accounted for 11% and 12% of sales in the three and six months ended July 2, 2022. Accounts receivable from Boeing at July 2, 2022 were approximately $12.5 million. In the three and six months ended July 3, 2021, the Company had no customers in excess of 10% of consolidated sales.
14) Legal Proceedings
Lufthansa
One of the Company’s subsidiaries is involved in numerous patent infringement actions brought by Lufthansa Technik AG (“Lufthansa”) in Germany, UK and France. The Company is vigorously defending all such litigation and proceedings. Additional information about these legal proceedings can be found in Note 19 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The reserve for the German indirect claim and UK damages and interest was approximately $24.4 million at July 2, 2022, which included an additional $0.2 million and $0.4 million in interest accrued during the three and six months then ended. We currently believe it is unlikely that the appeals process will be completed or the damages and related interest will be paid within the next twelve months. Therefore, the liability related to these matters is classified within Other Liabilities (non-current) in the Consolidated Condensed Balance Sheets at July 2, 2022 and December 31, 2021. There were no other significant developments in any of these matters during the three and six months ended July 2, 2022.
At December 31, 2021, we had recorded a liability of $1.0 million for reimbursement of Lufthansa’s legal expenses associated with the UK matter. During the six months ended July 2, 2022, $0.3 million was paid. The remaining liability of $0.7 million is expected to be paid within the next twelve months and, as such, is classified in Accrued Expenses and Other Current Liabilities in the accompanying Consolidated Condensed Balance Sheet as of July 2, 2022.
Other
On March 23, 2020, Teradyne, Inc. filed a complaint against the Company and its subsidiary, Astronics Test Systems (“ATS”) (together, “the Defendants”) in the United States District Court for the Central District of California alleging patent and copyright infringement, and certain other related claims. The Defendants moved to dismiss certain claims from the case. On November 6, 2020, the Court dismissed the Company from the case, and also dismissed a number of claims, though the patent and copyright infringement claims remain. The case is currently in discovery. In addition, on December 21, 2020, ATS filed a petition for inter partes review (“IPR”) with the US Patent Trial and Appeal Board (“PTAB”), seeking to invalidate the subject patent, and on July 21, 2021, the PTAB instituted IPR. ATS requested and, on August 26, 2021, the District Court granted, a stay of litigation during the IPR proceeding. Oral arguments on the IPR were held on April 21, 2022. The PTAB issued its decision on July 20, 2022, in which it invalidated all of Teradyne’s patent claims. The decision is subject to appeal by Teradyne. It is anticipated that stay of litigation will be lifted with respect to the remaining claims in August 2022. No amounts have been accrued for this matter in the July 2, 2022 or December 31, 2021 financial statements, as loss exposure was neither probable nor estimable at such times.
Other than these proceedings, we are not party to any significant pending legal proceedings that management believes will result in a material adverse effect on our financial condition or results of operations.

15) Segment Information
Below are the sales and operating (loss) profit by segment for the three and six months ended July 2, 2022 and July 3, 2021 and a reconciliation of segment operating loss to income before income taxes. Operating profit is net sales less cost of products sold and other operating expenses excluding interest and corporate expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment.

	Six Months Ended		Three Months Ended
(In thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Sales:
Aerospace	$210,694	$170,650	$109,300	$89,220
Less Inter-segment Sales	(10)	(14)	(10)	—
Total Aerospace Sales	210,684	170,636	109,290	89,220
Test Systems	34,638	46,683	19,840	21,938
Less Inter-segment Sales	(19)	(304)	(3)	—
Total Test Systems Sales	34,619	46,379	19,837	21,938
Total Consolidated Sales	$245,303	$217,015	$129,127	$111,158
Segment Measure of Operating (Loss) Profit and Margins
Aerospace	$(226)	$(8,269)	$(3,276)	$(2,706)
	(0.1)%	(4.8)%	(3.0)%	(3.0)%
Test Systems	(1,813)	243	(26)	(946)
	(5.2)%	0.5%	(0.1)%	(4.3)%
Total Segment Measure of Operating Loss	(2,039)	(8,026)	(3,302)	(3,652)
	(0.8)%	(3.7)%	(2.6)%	(3.3)%
Deductions from Segment Measure of Operating Loss
Net Gain on Sale of Business	(11,284)	—	—	—
Interest Expense, Net of Interest Income	3,293	3,457	1,662	1,699
Corporate Expenses and Other	11,277	8,487	5,385	2,815
Loss Before Income Taxes	$(5,325)	$(19,970)	$(10,349)	$(8,166)
Total Assets:

(In thousands)	July 2, 2022	December 31, 2021
Aerospace	$463,715	$458,334
Test Systems	100,224	105,335
Corporate	18,342	45,469
Total Assets	$582,281	$609,138
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
On October 4, 2019, the Company acquired the stock of the primary operating subsidiaries as well as certain other assets from mass transit and defense market test solution provider, Diagnosys Test Systems Limited for $7.0 million in cash, plus an earn-out estimated at a fair value of $2.5 million at the time of acquisition. The terms of the Diagnosys acquisition allow for a potential earn-out of up to an additional $13.0 million over the three years post-acquisition based on achievement of new order levels of over $72.0 million during that period. The fair value assigned to the earnout was determined using the real options method, which requires Level 3 inputs such as new order forecasts, discount rate, volatility factors, and other market variables to assess the probability of Diagnosys achieving certain order levels over the period. Based on actual and forecasted new orders, the fair value was zero as of July 2, 2022 and December 31, 2021. The fair value was reduced to zero as of July 3, 2021, with the contingent consideration liability fair value adjustment of $2.2 million recorded within the Selling, General and Administrative line in the Consolidated Condensed Statement of Operations in the three and six months ended July 3, 2021.
There were no other financial assets or liabilities carried at fair value measured on a recurring basis at December 31, 2021 or July 2, 2022.
On a Non-recurring Basis:
There were no non-recurring fair value measurements performed in the six months ended July 2, 2022 and July 3, 2021.
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
There were $0.1 million and $0.2 million in restructuring-related severance charges and other charges recorded in the three and six months ended July 2, 2022, respectively. There were $0.2 million in restructuring-related non-severance charges recorded in the three and six months ended July 3, 2021.
The following table reconciles the beginning and ending liability for restructuring charges:

(In thousands)	2022
Balance as of January 1	$2,400
Restructuring Charges	173
Cash Paid	(2,130)
Balance as of July 2	$443
The liability is recorded within Accrued Expenses and Other Current Liabilities and is comprised of employee termination benefits expected to be paid within the next 12 months. The cash paid in the six month period ended July 2, 2022 primarily consists of payments under non-cancelable purchase commitments for inventory which was not expected to be purchased prior to the expiration date of such agreements as a result of the restructuring plan.

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
In September 2021 the Company also entered into an agreement with the U.S. Department of Transportation (“USDOT”) under the Aviation Manufacturing Jobs Protection Program (“AMJP”) for a grant of up to $14.7 million. The Company received $7.4 million under the grant in 2021 and $5.2 million in the first quarter of 2022. The Company expects to receive the remainder in the third quarter of 2022 upon final confirmation from the USDOT of the Company meeting its grant commitments. The receipt of the full award is primarily conditioned upon the Company committing to not furlough, lay off or reduce the compensation levels of a defined group of employees during the six-month period of performance between September 2021 and March 2022. The grant benefit was recognized over the six-month performance period as a reduction to cost of products sold in proportion to the compensation expense that the award is intended to defray. The Company recognized the remaining $6.0 million of the award during the six months ended July 2, 2022.
On February 13, 2019, the Company completed a divestiture of its semiconductor test business within the Test Systems segment. The total proceeds of the divestiture included two elements of contingent purchase consideration (“earnout”). In the fourth quarter of 2021, the Company agreed to an earnout payment of $10.7 million for the calendar 2020 earnout, which was recorded in 2021 as a separate line item below operating loss and was received by the Company in early January 2022. In March 2022, the Company agreed with the earnout calculation for the calendar 2021 earnout in the amount of $11.3 million. The Company recorded the gain and received the payment in the first quarter of 2022.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Six Months Ended		Three Months Ended
($ in thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Sales	$245,303	$217,015	$129,127	$111,158
Gross Profit (sales less cost of products sold)	$35,642	$29,668	$15,709	$15,395
Gross Margin	14.5%	13.7%	12.2%	13.8%
Selling, General and Administrative Expenses	$48,205	$45,100	$24,105	$21,315
SG&A Expenses as a Percentage of Sales	19.7%	20.8%	18.7%	19.2%
Net Gain on Sale of Businesses	$(11,284)	$—	$—	$—
Interest Expense, Net of Interest Income	$3,293	$3,457	$1,662	$1,699
Effective Tax Rate	(165.0)%	(0.2)%	(6.4)%	0.8%
Net Loss	$(14,111)	$(20,008)	$(11,010)	$(8,099)
A discussion by segment can be found at “Segment Results of Operations and Outlook” in this MD&A.
CONSOLIDATED SECOND QUARTER RESULTS
Consolidated sales were up $18.0 million from the second quarter of 2021. Aerospace sales were up $20.1 million, or 22.5%, and Test System sales decreased $2.1 million.
Consolidated cost of products sold in the second quarter of 2022 was $113.4 million, compared with $95.8 million in the prior-year period. The increase was primarily due to higher volume combined with the impact of material and labor inflation, addressing supply chain disruptions and labor constraints. Research and development expenses increased $2.3 million due to higher innovation spend. The prior-year period benefited from $0.9 million in COVID-19 subsidies offsetting costs of products sold.
Selling, general and administrative (“SG&A”) expenses were $24.1 million in the second quarter of 2022 compared with $21.3 million in the prior-year period. The prior-year period benefited from a $2.2 million non-cash reduction of the fair value of a contingent consideration liability.
The effective tax rate for the quarter was (6.4)%, compared with 0.8% in the second quarter of 2021. The tax rate for the quarter was impacted by changes in the year-to-date and forecasted income (loss) before income taxes.
Consolidated net loss was $11.0 million, or $0.34 per diluted share, compared with net loss of $8.1 million, or $0.26 per diluted share, in the prior year.
Bookings were $148.4 million, for a book-to-bill ratio of 1.15:1. Backlog at the end of the quarter was $494.4 million. Approximately $278.0 million, or 56%, of backlog is expected to be recognized as revenue in 2022.
CONSOLIDATED YEAR-TO-DATE RESULTS
Consolidated sales were up $28.3 million. Aerospace sales were up $40.0 million from the first half of 2021. Test System sales decreased $11.8 million.
Consolidated cost of products sold in the first half of 2022 was $209.7 million, compared with $187.3 million in the prior-year period. The increase was primarily due to higher volume as the global aerospace industry continues its recovery from the COVID-19 pandemic. The current year period benefited from $6.0 million recognized as an offset to cost of products sold related to the AMJP award. Research and development expenses increased $4.2 million due to higher innovation spend.
SG&A expenses were $48.2 million in the first half of 2022 compared with $45.1 million the prior-year period. The prior-year period benefited from a $2.2 million non-cash reduction of the fair value of a contingent consideration liability.
The effective tax rate for the first half of 2022 was (165.0)%, compared with (0.2)% in the first half of 2021. In the past, research and development costs were deducted as incurred. However, beginning with the 2022 tax year, these costs are required to be capitalized for tax purposes and amortized over 5 years. The 2022 tax rate was impacted by a valuation allowance applied against the associated deferred tax asset created by the new treatment, due to the Company’s cumulative losses over the last three years. This was partially offset by the removal of valuation allowances related to net operating losses, tax credit carryovers, and certain timing differences that are expected to reverse during 2022 as well as a Federal research and development credit expected for 2022.

Consolidated net loss was $14.1 million, or $(0.44) per diluted share, compared with net loss of $20.0 million, or $(0.65) per diluted share, in the prior year.
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
Outlook
We are revising our expected 2022 revenue to be in the range of $550 million to $580 million, which incorporates a reduction at the high end of the range from previous guidance. The midpoint of this range would mean growth for the year of 27% over 2021 and implies average quarterly revenue of $160 million in the second half, a significant step up from recent levels. This ramp is expected to be weighted more toward the fourth quarter, however, and while we continue to be challenged by ongoing supply chain challenges, we believe today that this expansion in revenue is necessary and achievable. Higher volume will help satisfy customer demand, along with improved profitability and momentum as we close out 2022.
Consolidated backlog at July 2, 2022 was $494.4 million. Approximately 56% of the backlog is expected to be recognized as revenue in 2022.
Planned capital expenditures for 2022 are expected to be approximately $9 million to $10 million.
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

AEROSPACE SEGMENT

	Six Months Ended		Three Months Ended
(In thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Sales	$210,694	$170,650	$109,300	$89,220
Less Inter-segment Sales	(10)	(14)	(10)	—
Total Aerospace Sales	$210,684	$170,636	$109,290	$89,220
Operating Loss	$(226)	$(8,269)	$(3,276)	$(2,706)
Operating Margin	(0.1)%	(4.8)%	(3.0)%	(3.0)%

Aerospace Sales by Market
(In thousands)
Commercial Transport	$133,332	$86,001	$69,243	$47,793
Military	28,873	37,783	13,897	16,801
General Aviation	33,997	29,022	18,130	14,994
Other	14,482	17,830	8,020	9,632
	$210,684	$170,636	$109,290	$89,220
Aerospace Sales by Product Line
(In thousands)
Electrical Power & Motion	$86,602	$64,092	$42,135	$34,748
Lighting & Safety	60,599	51,468	31,388	24,368
Avionics	43,281	32,864	24,406	18,021
Systems Certification	2,671	1,838	1,669	960
Structures	3,049	2,544	1,672	1,491
Other	14,482	17,830	8,020	9,632
	$210,684	$170,636	$109,290	$89,220

(In thousands)	July 2, 2022	December 31, 2021
Total Assets	$463,715	$458,334
Backlog	$410,765	$334,659
AEROSPACE SECOND QUARTER RESULTS
Aerospace segment sales increased $20.1 million, or 22.5%, to $109.3 million. Commercial aerospace sales increased 44.9%, or $21.5 million, and drove the improvement. Sales to this market were $69.2 million compared with $47.8 million in the second quarter of 2021. Improving domestic airline travel that is driving higher fleet utilization and increased narrowbody production rates, including the 737 MAX, resulted in higher demand for Astronics’ products.
General Aviation sales increased $3.1 million, or 20.9%, to $18.1 million as higher demand in the business jet market for antenna products. The Company expects the strong end-user demand in the business jet industry to drive higher OEM production rates in the near future, resulting in increased demand for its products.
Military Aircraft sales decreased $2.9 million, or 17.3%, to $13.9 million. The prior-year period benefited from incremental non-recurring engineering revenue associated with development of programs and higher sales of avionics products.
Aerospace segment operating loss was $3.3 million compared with operating loss of $2.7 million for the same period last year. Higher operating losses were driven by inflationary impacts on input costs and inefficiencies associated with production execution due to supply chain constraints that restricted shipment volume.
AEROSPACE YEAR-TO-DATE RESULTS
Aerospace segment sales increased $40.0 million, or 23.5%, to $210.7 million. Sales continued to be positively affected by reasons discussed above.
Aerospace segment operating loss was $0.2 million compared with operating loss of $8.3 million for the same period last year. The improvement was driven by increased sales and the $6.0 million AMJP benefit in the 2022 period, partially offset by a $1.7 million increase of expense associated with the reinstated 401K contribution. Aerospace operating loss in the prior-year period was significantly impacted by leverage lost on reduced sales.
AEROSPACE OUTLOOK
Aerospace bookings in the second quarter of 2022 were $126.0 million, for a book-to-bill ratio of 1.15:1. The Aerospace segment’s backlog at the end of the second quarter of 2022 was $410.8 million with approximately $246.6 million expected to be recognized as revenue over the remaining part of 2022 and $360.2 million scheduled over the next 12 months.
During the quarter, we announced some significant program wins. These included the award by Southwest Airlines to provide in-seat power systems, selection by Safran to provide satellite communication hardware for Airbus aircraft and being named the designer and developer of the electrical power distribution system for the Lilium eVTOL aircraft, our first announced eVTOL program. While these wins did not contribute meaningfully to bookings in the quarter, we expect they will be major drivers for our business going forward.
TEST SYSTEMS SEGMENT

	Six Months Ended		Three Months Ended
(In thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Sales	$34,638	$46,683	$19,840	$21,938
Less Inter-segment Sales	(19)	(304)	(3)	—
Total Test Systems Sales	$34,619	$46,379	$19,837	$21,938
Operating (Loss) Profit	$(1,813)	$243	$(26)	$(946)
Operating Margin	(5.2)%	0.5%	(0.1)%	(4.3)%
All Test Systems sales are to the Aerospace and Defense Market.

(In thousands)	July 2, 2022	December 31, 2021
Total Assets	$100,224	$105,335
Backlog	$83,635	$81,033
TEST SYSTEMS SECOND QUARTER RESULTS
Test Systems segment sales were $19.8 million, down $2.1 million compared with the prior-year period driven by lower defense revenue.
Test Systems was nearly break-even compared with operating loss of $0.9 million, or (4.3)% of sales, in the second quarter of 2021. Continued lower volume has driven operating losses in the second quarters of 2022 and 2021.
TEST SYSTEMS YEAR-TO-DATE RESULTS
Test Systems segment sales were $34.6 million, down $11.8 million compared with the prior-year period driven by lower revenue on defense and mass transit programs.
Test Systems operating loss was $1.8 million, or (5.2)% of sales, compared with operating profit of $0.2 million, or 0.5% of sales, in the first half of 2021. Operating loss in the first half of 2022 was negatively affected primarily by lower volume. Operating profit in the first half of 2021 was negatively affected by $1.9 million in legal fees related to infringement claims.
TEST SYSTEMS OUTLOOK
Bookings for the Test Systems segment in the quarter were $22.4 million, for a book-to-bill ratio of 1.13:1 for the quarter. The Test Systems segment’s backlog at the end of the second quarter of 2022 was $83.6 million, with approximately $31.4 million expected to be recognized as revenue over the remainder of 2022 and approximately $51.5 million scheduled over the next 12 months.
Our Test business has been pursuing some significant awards which have been delayed to the second half of the year. Our go-forward plan assumes that these awards will be made in the near future, supporting our plans for 2023 and beyond.

LIQUIDITY AND CAPITAL RESOURCES
Operating Activities:
Cash used for operating activities totaled $10.3 million for the first six months of 2022, as compared with $2.3 million cash used for operating activities during the same period in 2021. Cash flow from operating activities decreased compared with the same period of 2021 primarily related to increases in net operating assets, primarily accounts receivable and inventory, more than offsetting cash received from income tax refunds and the AMJP program.
Investing Activities:
Cash provided by investing activities was $19.5 million for the first six months of 2022 compared with $3.6 million in cash used for investing activities in the same period of 2021. Investing cash flows in 2022 were positively impacted by the receipt of $10.7 million and $11.3 million related with the calendar 2020 and 2021 earnouts, respectively, from the sale of the semiconductor business. The Company expects capital spending in 2022 to be in the range of $9 million and $10 million.
Financing Activities:
Cash used for financing activities totaled $27.7 million for the first six months of 2022, as compared with $0.9 million cash used for financing activities during the same period in 2021. Cash used for financing activities increased compared with the same period of 2021 due to net payments on our senior credit facility of $27.0 million in the first six months of 2022, coupled with $0.8 million in costs associated with the March 1, 2022 amendment of our credit facility.
The Company's long-term debt consists of borrowings under its Fifth Amended and Restated Credit Agreement (the “Agreement”). On March 1, 2022, the Company executed an amendment to the Agreement, which reduced the revolving credit line from $375 million to $225 million and extended the maturity date of the loans under the facility from February 16, 2023 to May 30, 2023. The definition of Adjusted EBITDA was modified to exclude income from earnout payments and asset sales. On August 9, 2022, the Company executed a further amendment to the Agreement (the “Amended Facility”), which reduced the revolving credit line from $225 million to $190 million until September 12, 2022 with further reductions to $180 million effective September 12, 2022 and $170 million effective October 11, 2022. The Amended Facility extended the maturity date of the loans under the facility from May 30, 2023 to August 31, 2023. Interest is payable on the unpaid principal amount of the facility at a rate equal to the Secured Overnight Financing Rate (“SOFR”, which shall be at least 1.00%), plus between 1.50% to 4.75% based upon the Company’s leverage ratio. The Company also pays a commitment fee to the lenders in an amount equal to 0.10% to 0.40% on the undrawn portion of the Amended Facility, based upon the Company’s leverage ratio. Both amendments provided for the payment of a consent fee of 10 basis points of the commitment for each consenting lender.
At July 2, 2022, there was $136.0 million outstanding on the revolving credit facility and there remained $87.9 million available subject to the minimum liquidity covenant discussed below, net of outstanding letters of credit. The credit facility allocates up to $20 million of the $225 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. At July 2, 2022, outstanding letters of credit totaled $1.1 million. The Company is required to maintain minimum liquidity, defined as unrestricted cash plus the unused revolving credit commitments, of $35 million. The maximum net leverage ratio is set at 0.00 to 1 for the first and second quarters of 2022 under the previous facility. The Amended Facility includes a maximum net leverage ratio of 4.25 to 1 for the third quarter of 2022 and 0.00375 to 1 thereafter. The Company was in compliance with its financial covenants at July 2, 2022.
The Amended Facility temporarily restricts acquisitions through the third quarter of 2022, as well as dividend payments and share repurchases through the maturity date of the Amended Facility. The Company’s obligations under the Amended Facility are jointly and severally guaranteed by each domestic subsidiary of the Company other than non-material subsidiaries.
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
We are currently in the process of evaluating terms and conditions for a new long-term financing arrangement, which includes an asset-based lending agreement and separate agreement that would monetize our real estate as collateral. The extent to which we will be able to effect such refinancing, replacement or maturity extension on terms that are favorable to us or at all is dependent on a number of uncertain factors, including then-prevailing credit and other market conditions, economic conditions, particularly in the aerospace and defense markets, disruptions or volatility caused by factors such as COVID-19, regional conflicts, inflation, and supply chain disruptions. In addition, rising interest rates could limit our ability to refinance our existing credit facility when it matures or cause us to pay higher interest rates upon refinancing. As the Company’s long-term debt approaches maturity, if the Company is unable to refinance, replace or extend the maturity on its credit facility, the Company’s liquidity, results of operations, and financial condition could be materially adversely impacted. If we are unable to obtain a new long-term financing facility before we file our third quarter 2022 Form 10-Q to replace our existing debt facility, borrowings outstanding under our existing credit facility will come due within 12 months of that filing date and could result in substantial doubt about our ability to continue as a going concern in the event that we are not reasonably assured to have sufficient cash balances to repay the remaining obligations at maturity.
OFF BALANCE SHEET ARRANGEMENTS
We do not have any material off balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.
BACKLOG
The Company’s backlog at July 2, 2022 was $494.4 million compared with $415.7 million at December 31, 2021 and $312.7 million at July 3, 2021.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Except as noted below, our contractual obligations and commitments have not changed materially from the disclosures in our 2021 Annual Report on Form 10-K.
Absent any legislative changes, the Company expects to pay approximately $9 million to $10 million in income tax payments related to the 2022 tax year. These expected tax payments are largely the result of the requirement to capitalize and amortize certain research and development expenses for U.S. tax purposes beginning in 2022.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Market Risk in Item 2, above.

Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 2, 2022. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 2, 2022.
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
Item 2. Unregistered sales of equity securities and use of proceeds
The following table summarizes our purchases of our common stock for the three months ended July 2, 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that may yet be Purchased Under the Program (1)
April 3, 2022 - July 2, 2022	—	$—	—	$41,483,815
(1)    Previously, the Board of Directors authorized share repurchase programs that authorized repurchases up to certain monetary limits in accordance with applicable securities laws on the open market or through privately negotiated transactions. Under those programs, we purchased approximately 3,498,000 shares for $100 million.
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

ASTRONICS CORPORATION
(Registrant)
Date:	August 11, 2022	By:	/s/ David C. Burney
David C. Burney Executive Vice President and Chief Financial Officer (Principal Financial Officer)