Form 10-Q
period 2022-10-01
ASTRONICS CORP
filed 2022-11-15
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 1, 2022
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 7, 2022, 32,171,112 shares of common stock were outstanding consisting of 25,847,466 shares of common stock ($.01 par value) and 6,323,646 shares of Class B common stock ($.01 par value).

Part I – Financial Information
Item 1. Financial Statements
ASTRONICS CORPORATION
Consolidated Condensed Balance Sheets
October 1, 2022 with Comparative Figures for December 31, 2021
(Unaudited)
(In thousands)

	October 1, 2022	December 31, 2021

Current Assets:
Cash and Cash Equivalents	$2,568	$29,757
Accounts Receivable, Net of Allowance for Estimated Credit Losses	133,835	107,439
Inventories	190,198	157,576
Prepaid Expenses and Other Current Assets	20,736	45,089
Total Current Assets	347,337	339,861
Property, Plant and Equipment, Net of Accumulated Depreciation	90,640	95,236
Operating Right-of-Use Assets	14,463	16,169
Other Assets	5,490	5,270
Intangible Assets, Net of Accumulated Amortization	82,814	94,320
Goodwill	58,143	58,282
Total Assets	$598,887	$609,138
Current Liabilities:
Accounts Payable	$53,216	$34,860
Current Operating Lease Liabilities	4,971	6,778
Accrued Expenses and Other Current Liabilities	46,253	49,619
Customer Advance Payments and Deferred Revenue	29,048	27,356
Total Current Liabilities	133,488	118,613
Long-term Debt	159,000	163,000
Long-term Operating Lease Liabilities	10,966	12,018
Other Liabilities	58,345	58,903
Total Liabilities	361,799	352,534
Shareholders’ Equity:
Common Stock	354	353
Accumulated Other Comprehensive Loss	(16,690)	(14,495)
Other Shareholders’ Equity	253,424	270,746
Total Shareholders’ Equity	237,088	256,604
Total Liabilities and Shareholders’ Equity	$598,887	$609,138
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Operations
Three and Nine Months Ended October 1, 2022 With Comparative Figures for 2021
(Unaudited)
(In thousands, except per share data)

	Nine Months Ended		Three Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Sales	$376,741	$328,856	$131,438	$111,841
Cost of Products Sold	326,711	281,957	117,050	94,610
Gross Profit	50,030	46,899	14,388	17,231
Selling, General and Administrative Expenses	76,907	66,829	28,702	21,729
Loss from Operations	(26,877)	(19,930)	(14,314)	(4,498)
Net Gain on Sale of Business	(11,284)	—	—	—
Other Expense, Net of Other Income	1,180	1,627	427	546
Interest Expense, Net of Interest Income	5,812	5,252	2,519	1,795
Loss Before Income Taxes	(22,585)	(26,809)	(17,260)	(6,839)
Provision for (Benefit from) Income Taxes	6,383	373	(2,403)	335
Net Loss	$(28,968)	$(27,182)	$(14,857)	$(7,174)
Loss Per Share:
Basic	$(0.90)	$(0.88)	$(0.46)	$(0.23)
Diluted	$(0.90)	$(0.88)	$(0.46)	$(0.23)
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Comprehensive Loss
Three and Nine Months Ended October 1, 2022 With Comparative Figures for 2021
(Unaudited)
(In thousands)

	Nine Months Ended		Three Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net Loss	$(28,968)	$(27,182)	$(14,857)	$(7,174)
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(3,241)	(1,165)	(1,674)	(1,143)
Retirement Liability Adjustment – Net of Tax	1,046	1,302	348	434
Total Other Comprehensive (Loss) Income	(2,195)	137	(1,326)	(709)
Comprehensive Loss	$(31,163)	$(27,045)	$(16,183)	$(7,883)
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Cash Flows
Nine Months Ended October 1, 2022 With Comparative Figures for 2021

	Nine Months Ended
(Unaudited, In thousands)	October 1, 2022	October 2, 2021
Cash Flows from Operating Activities:
Net Loss	$(28,968)	$(27,182)
Adjustments to Reconcile Net Loss to Cash Flows from Operating Activities:
Depreciation and Amortization	20,905	21,950
Provisions for Non-Cash Losses on Inventory and Receivables	1,033	2,750
Equity-based Compensation Expense	5,178	5,147
Non-Cash Accrued 401K Contribution	3,300	—
Deferred Tax Benefit	—	(145)
Non-Cash Severance Expense	—	182
Operating Lease Non-Cash Expense	4,568	3,783
Non-cash Litigation Provision	2,000	—
Net Gain on Sale of Business, Before Taxes	(11,284)	—
Contingent Consideration Liability Fair Value Adjustment	—	(2,200)
Other	2,997	3,010
Cash Flows from Changes in Operating Assets and Liabilities:
Accounts Receivable	(28,196)	(15,027)
Inventories	(35,444)	(3,255)
Accounts Payable	17,595	(1,883)
Accrued Expenses	638	1,733
Other Current Assets and Liabilities	(4,015)	(666)
Customer Advance Payments and Deferred Revenue	1,990	(2,215)
Income Taxes	14,583	217
Operating Lease Liabilities	(5,715)	(4,395)
Supplemental Retirement Plan and Other Liabilities	(306)	(304)
Cash Flows from Operating Activities	(39,141)	(18,500)
Cash Flows from Investing Activities:
Proceeds from Sale of Business and Assets	21,981	30
Capital Expenditures	(4,283)	(4,639)
Cash Flows from Investing Activities	17,698	(4,609)
Cash Flows from Financing Activities:
Proceeds from Long-term Debt	109,625	20,000
Principal Payments on Long-term Debt	(113,625)	(10,000)
Stock Award Activity	104	3,187
Finance Lease Principal Payments	(85)	(878)
Debt Acquisition Costs	(968)	—
Cash Flows from Financing Activities	(4,949)	12,309
Effect of Exchange Rates on Cash	(797)	(521)
Decrease in Cash and Cash Equivalents	(27,189)	(11,321)
Cash and Cash Equivalents at Beginning of Period	29,757	40,412
Cash and Cash Equivalents at End of Period	$2,568	$29,091
Supplemental Disclosure of Cash Flow Information
Non-Cash Investing Activities:
Capital Expenditures in Accounts Payable	$1,392	$—
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Shareholders' Equity
Three and Nine Months Ended October 1, 2022 With Comparative Figures for 2021
(Unaudited)
(In thousands)

	Nine Months Ended		Three Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Common Stock
Beginning of Period	$289	$278	$290	$283
Net Issuance of Common Stock for Restricted Stock Units (“RSU’s”)	1	6	—	6
Class B Stock Converted to Common Stock	1	5	1	—
End of Period	291	289	291	289
Convertible Class B Stock
Beginning of Period	64	69	64	64
Class B Stock Converted to Common Stock	(1)	(5)	(1)	—
End of Period	63	64	63	64
Additional Paid in Capital
Beginning of Period	92,037	82,187	95,861	85,829
Net Exercise of Stock Options and Equity-based Compensation Expense	5,579	8,328	1,457	4,686
Tax Withholding Related to Issuance of RSU’s	(298)	—	—	—
End of Period	97,318	90,515	97,318	90,515
Accumulated Comprehensive Loss
Beginning of Period	(14,495)	(16,450)	(15,364)	(15,604)
Foreign Currency Translation Adjustments	(3,241)	(1,165)	(1,674)	(1,143)
Retirement Liability Adjustment – Net of Taxes	1,046	1,302	348	434
End of Period	(16,690)	(16,313)	(16,690)	(16,313)
Retained Earnings
Beginning of Period	287,225	312,803	266,338	292,795
Net Loss	(28,968)	(27,182)	(14,857)	(7,174)
Reissuance of Treasury Shares for 401K Contribution	(9,158)	—	(2,382)	—
End of Period	249,099	285,621	249,099	285,621
Treasury Stock
Beginning of Period	(108,516)	(108,516)	(96,513)	(108,516)
Shares Issued to Fund 401K Obligation	15,523	—	3,520	—
End of Period	(92,993)	(108,516)	(92,993)	(108,516)
Total Shareholders’ Equity	$237,088	$251,660	$237,088	$251,660
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Shareholders' Equity, Continued
Three and Nine Months Ended October 1, 2022 With Comparative Figures for 2021
(Unaudited)
(In thousands)

	Nine Months Ended		Three Months Ended
(Shares)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Common Stock
Beginning of Period	28,911	27,825	29,047	28,315
Net Issuance from Exercise of Stock Options	20	554	—	534
Net Issuance of Common Stock for RSU’s	105	—	57	—
Class B Stock Converted to Common Stock	74	512	6	42
End of Period	29,110	28,891	29,110	28,891
Convertible Class B Stock
Beginning of Period	6,375	6,877	6,331	6,420
Net Issuance from Exercise of Stock Options	24	13	—	—
Class B Stock Converted to Common Stock	(74)	(512)	(6)	(42)
End of Period	6,325	6,378	6,325	6,378
Treasury Stock
Beginning of Period	3,808	3,808	3,387	3,808
Shares Issued to Fund 401K Obligation	(545)	—	(124)	—
End of Period	3,263	3,808	3,263	3,808
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Notes to Consolidated Condensed Financial Statements
October 1, 2022
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
Operating Results
The results of operations for any interim period are not necessarily indicative of results for the full year. In addition, the COVID-19 pandemic and supply chain disruptions have increased the volatility we experience in our financial results in recent periods and this could continue in future interim and annual periods. Operating results for the nine months ended October 1, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
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
Impact of the COVID-19 Pandemic
On March 11, 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic. The spread of the COVID-19 pandemic disrupted businesses on a global scale, led to significant volatility in financial markets and affected the aviation and industrial industries. Substantially all of our operations and production activities have, to-date, remained operational. However, the impacts of the pandemic have placed labor and supply chain pressures on our business and we have been impacted by customer demand variability. Although we saw stable and growing backlog during the first three quarters of 2022 in our aerospace business, COVID-19 related disruptions are ongoing and continue to adversely challenge our commercial transport market. While we remain bullish about the aerospace business, we believe the recovery to pre-pandemic activity, particularly in the widebody market, will take longer than originally anticipated at the outset of the pandemic. As economic activity continues to recover, we will continue to monitor the situation, assessing further possible implications on our operations, supply chain, liquidity, cash flow and customer orders.
The Company qualified for government subsidies from the Canadian and French governments as a result of the COVID-19 pandemic’s impact on our foreign operations. The Canadian and French subsidies are income-based grants intended to reimburse the Company for certain employee wages. The grants are recognized as income over the periods in which the Company recognizes as expenses the costs the grants are intended to defray. The amount recognized during the three and nine months ended October 1, 2022 was immaterial.

In September 2021 the Company was awarded a grant of up to $14.7 million from the U.S. Department of Transportation (“USDOT”) under the Aviation Manufacturing Jobs Protection Program (“AMJP”). The Company received $7.4 million under the grant in 2021, $5.2 million in the first quarter of 2022 and $2.1 million in the third quarter of 2022. The grant benefit was recognized ratably over the six-month performance period as a reduction to cost of products sold in proportion to the compensation expense that the award is intended to defray. During the nine months ended October 1, 2022, the Company recognized $6.0 million of the award.
The following table presents the COVID-19 related government assistance, including AMJP, recorded during the three and nine months ended October 1, 2022 and October 2, 2021:

	Nine Months Ended		Three Months Ended
(In thousands)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Reduction in Cost of Products Sold	$6,008	$3,185	$—	$1,706
Reduction in Selling, General and Administrative Expenses	—	190	—	43
Total	$6,008	$3,375	$—	$1,749
Trade Accounts Receivable and Contract Assets
The allowance for estimated credit losses is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as the age of the receivable balances, historical experience, credit quality, current economic conditions, and reasonable and supportable forecasts of future economic conditions that may affect a customer’s ability to pay. The allowance for estimated credit losses balance was $3.4 million and $3.2 million at October 1, 2022 and December 31, 2021, respectively. The Company’s bad debt expense was $0.3 million and $0.4 million during the three and nine months ended October 1, 2022 and insignificant during the three and nine months ended October 2, 2021. Total write-offs charged against the allowance were insignificant in both the three and nine months ended October 1, 2022 and October 2, 2021. Total recoveries were insignificant in both the three and nine months ended October 1, 2022 and October 2, 2021.
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
Research and Development Expenses
Research and development costs are expensed as incurred and include salaries, benefits, consulting, material costs and depreciation. Research and development expenses amounted to $12.0 million and $11.3 million for the three months ended and $36.8 million and $31.9 million for the nine months ended October 1, 2022 and October 2, 2021, respectively. These costs are included in cost of products sold.
Goodwill Impairment
The Company tests goodwill at the reporting unit level on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
As of October 1, 2022, the Company concluded that no indicators of impairment relating to intangible assets or goodwill existed and an interim test was not performed in the three or nine months then ended.
Valuation of Long-Lived Assets
Long-lived assets are evaluated for recoverability whenever adverse effects or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability test consists of comparing the undiscounted projected cash flows with the carrying amount. Should the carrying amount exceed undiscounted projected cash flows, an impairment loss would be recognized to the extent the carrying amount exceeds fair value. As of October 1, 2022 and for the three and nine month periods then ended, the Company concluded that no indicators of impairment relating to long-lived assets existed.

Foreign Currency Translation
The aggregate foreign currency transaction gain or loss included in operations was insignificant for the three and nine months ended October 1, 2022 and October 2, 2021.
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
2) Revenue
On October 1, 2022, we had $547.1 million of remaining performance obligations, which we refer to as total backlog. We expect to recognize approximately $426.5 million of our remaining performance obligations as revenue over the next twelve months and the balance thereafter.
We recognized $7.3 million and $6.5 million during the three months ended and $13.3 million and $15.1 million during the nine months ended October 1, 2022 and October 2, 2021, respectively, in revenues that were included in the contract liability balance at the beginning of the period.
The Company's contract assets and contract liabilities consist primarily of costs and profits in excess of billings and billings in excess of cost and profits, respectively. The following table presents the beginning and ending balances of contract assets and contract liabilities during the nine months ended October 1, 2022:

(In thousands)	Contract Assets	Contract Liabilities
Beginning Balance, January 1, 2022	$25,941	$28,495
Ending Balance, October 1, 2022	$31,263	$29,838
The Company recognizes an asset for certain, material costs to fulfill a contract if it is determined that the costs relate directly to a contract or an anticipated contract that can be specifically identified, generate or enhance resources that will be used in satisfying performance obligations in the future, and are expected to be recovered. Such costs are amortized on a systematic basis that is consistent with the transfer to the customer of the goods to which the asset relates. Start-up costs are expensed as incurred. Capitalized fulfillment costs are included in Inventories in the accompanying Consolidated Balance Sheets. Should future orders not materialize or it is determined the costs are no longer probable of recovery, the capitalized costs are written off. As of October 1, 2022, the Company has capitalized $1.6 million of costs. As of December 31, 2021, the Company did not have material capitalized fulfillment costs.

The following table presents our revenue disaggregated by Market Segments as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Aerospace Segment
Commercial Transport	$211,721	$143,550	$78,389	$57,549
Military	41,336	54,847	12,463	17,064
General Aviation	48,748	41,131	14,751	12,109
Other	21,056	26,874	6,574	9,044
Aerospace Total	322,861	266,402	112,177	95,766

Test Systems Segment
Aerospace & Defense	53,880	62,454	19,261	16,075
Test Systems Total	53,880	62,454	19,261	16,075

Total	$376,741	$328,856	$131,438	$111,841
The following table presents our revenue disaggregated by Product Lines as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Aerospace Segment
Electrical Power & Motion	$132,757	$102,742	$46,155	$38,650
Lighting & Safety	90,339	76,929	29,740	25,461
Avionics	67,453	47,355	24,172	14,491
Systems Certification	6,656	7,937	3,985	6,099
Structures	4,600	4,565	1,551	2,021
Other	21,056	26,874	6,574	9,044
Aerospace Total	322,861	266,402	112,177	95,766

Test Systems	53,880	62,454	19,261	16,075

Total	$376,741	$328,856	$131,438	$111,841
3) Inventories
Inventories consisted of the following:

(In thousands)	October 1, 2022	December 31, 2021
Finished Goods	$32,484	$28,579
Work in Progress	33,867	22,954
Raw Material	123,847	106,043
	$190,198	$157,576
The Company has evaluated the carrying value of existing inventories and believe they are properly reflected at their lower of carrying value or net realizable value. Future changes in demand or other market developments could result in future inventory charges. The Company is actively managing inventories and aligning them to meet known current and future demand.

4) Property, Plant and Equipment
Property, Plant and Equipment consisted of the following:

(In thousands)	October 1, 2022	December 31, 2021
Land	$8,501	$8,632
Buildings and Improvements	69,986	70,566
Machinery and Equipment	122,337	121,960
Construction in Progress	8,384	5,680
	209,208	206,838
Less Accumulated Depreciation	118,568	111,602
	$90,640	$95,236
5) Intangible Assets
The following table summarizes acquired intangible assets as follows:

		October 1, 2022		December 31, 2021
(In thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	11 years	$2,146	$2,044	$2,146	$1,979
Non-compete Agreement	4 years	11,082	10,972	11,082	10,592
Trade Names	10 years	11,339	9,151	11,447	8,518
Completed and Unpatented Technology	9 years	47,747	33,784	47,932	30,441
Customer Relationships	15 years	141,939	75,488	142,276	69,033
Total Intangible Assets	12 years	$214,253	$131,439	$214,883	$120,563
All acquired intangible assets other than goodwill and one trade name are being amortized. Amortization expense for acquired intangibles is summarized as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Amortization Expense	$11,254	$11,565	$3,728	$3,853
Amortization expense for acquired intangible assets expected for 2022 and for each of the next five years is summarized as follows:

(In thousands)
2022	$14,922
2023	$13,878
2024	$12,856
2025	$10,935
2026	$9,533
2027	$7,825
6) Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the nine months ended October 1, 2022:

(In thousands)	December 31, 2021	Foreign Currency Translation	October 1, 2022
Aerospace	$36,648	$(140)	$36,508
Test Systems	21,634	1	21,635
	$58,282	$(139)	$58,143

The Company tests goodwill at the reporting unit level on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
As of October 1, 2022 and October 2, 2021, the Company concluded that no indicators of impairment relating to intangible assets or goodwill existed and an interim test was not performed in the three or nine months then ended.
7) Long-term Debt and Notes Payable
The Company's long-term debt consists of borrowings under its Fifth Amended and Restated Credit Agreement (the “Agreement”). On March 1, 2022, the Company executed an amendment to the Agreement, which reduced the revolving credit line from $375 million to $225 million and extended the maturity date of the loans under the facility from February 16, 2023 to May 30, 2023. The definition of Adjusted EBITDA was modified to exclude income from earnout payments and asset sales. On August 9, 2022, the Company executed a further amendment to the Agreement, which reduced the revolving credit line from $225 million to $190 million until September 12, 2022 with further reductions to $180 million effective September 12, 2022 and $170 million effective October 11, 2022. The amendment extended the maturity date of the loans under the facility from May 30, 2023 to August 31, 2023. On October 21, 2022, the Company executed an additional amendment to the Agreement, under which the lenders waived enforcement of their rights against the Company arising from the Company’s failure to comply with the maximum net leverage ratio and minimum liquidity covenants, each as of September 30, 2022. The amendment increased the revolving credit line to $180 million as of October 21, 2022, with a reduction to $170 million effective November 21, 2022. Under the provisions of this amendment, the inclusion of any “going concern” language in the Company’s financial statements would constitute an event of default.
A further amendment to the Agreement was executed on November 14, 2022 (the “Amended Facility”), which extended the maturity date of the loans under the facility from August 31, 2023 to November 30, 2023. Under the Amended Facility, the revolving credit line is set at $180 million, with a reduction to $170 million effective December 21, 2022. The amendment requires the Company to maintain minimum liquidity, defined as unrestricted cash plus the unused revolving credit commitments, of $10 million as of November 30, 2022 and December 31, 2022, and $15 million at the end of any month thereafter. The Amended Facility requires the Company to comply with a minimum Adjusted EBITDA covenant on a trailing twelve month basis, set at $15 million as of December 31, 2022 and March 31, 2023, and $25 million in each quarter thereafter. The amendment eliminated the net leverage ratio covenant for the remaining term of the agreement.
At October 1, 2022, there was $159.0 million outstanding on the revolving credit facility and there remained $19.9 million available subject to the minimum liquidity covenant discussed above, net of outstanding letters of credit. The credit facility allocates up to $20 million of the $180 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. At October 1, 2022, outstanding letters of credit totaled $1.1 million. Interest is payable on the unpaid principal amount of the facility at a rate equal to the Secured Overnight Financing Rate (“SOFR”, which shall be at least 1.00%), plus 5.50%. Effective January 17, 2023, interest is payable on the unpaid principal amount of the facility at a rate equal to SOFR (which shall be at least 1.00%), plus 8.50%. The Company also pays a commitment fee to the lenders in an amount equal to 0.40% on the undrawn portion of the Amended Facility. Each amendment executed in 2022 required payment of a consent fee of 5 to 10 basis points of the commitment for each consenting lender.
The Amended Facility restricts dividend payments and share repurchases through the maturity date of the Amended Facility. The Company’s obligations under the Amended Facility are jointly and severally guaranteed by each domestic subsidiary of the Company other than non-material subsidiaries.
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
We are currently in the process of evaluating terms and conditions for a new long-term financing arrangement, which includes an asset-based lending agreement and separate term loan agreement, and expect to complete the process in the coming weeks. The extent to which we will be able to effect such refinancing, replacement or maturity extension on terms that are favorable to us or at all is dependent on a number of uncertain factors, including then-prevailing credit and other market conditions, economic conditions, particularly in the aerospace and defense markets, disruptions or volatility caused by factors such as COVID-19, regional conflicts, inflation, and supply chain disruptions. In addition, rising interest rates could limit our ability to refinance our existing credit facility when it matures or cause us to pay higher interest rates upon refinancing. As the Company’s long-term debt approaches maturity, if the Company is unable to refinance, replace or extend the maturity on its credit facility, the Company’s liquidity, results of operations, and financial condition could be materially adversely impacted. If we are unable to obtain a new long-term financing facility before we file our 2022 Form 10-K to replace our existing debt facility, borrowings outstanding under our existing credit facility will come due within 12 months of that filing date and could result in substantial doubt about our ability to continue as a going concern in the event that we are not reasonably assured to have sufficient cash balances to repay the remaining obligations at maturity.
The Company expects its sales growth and improvement in inventory management will provide sufficient cash flows to fund operations. However, the Company may also evaluate various actions and alternatives to enhance its cash generation from operating activities, which could include manufacturing efficiency initiatives, working with vendors and suppliers to reduce lead times and expedite shipment of critical components, and working with customers to expedite receivable collections.
8) Product Warranties
In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. The Company determines warranty reserves needed by product line based on experience and current facts and circumstances.
Activity in the warranty accrual is summarized as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Balance at Beginning of Period	$8,183	$7,018	$7,759	$6,835
Warranties Issued	2,541	3,506	858	1,485
Warranties Settled	(2,769)	(2,427)	(859)	(764)
Reassessed Warranty Exposure	(221)	(808)	(24)	(267)
Balance at End of Period	$7,734	$7,289	$7,734	$7,289
9) Income Taxes
The effective tax rates were approximately 13.9% and (4.9)% for the three months ended and (28.3)% and (1.4)% for the nine months ended October 1, 2022 and October 2, 2021, respectively. Beginning with the 2022 tax year, certain research and development costs are required to be capitalized and amortized over sixty months for income tax purposes. The tax rate in the 2022 period was impacted by a valuation allowance applied against the deferred tax asset associated with the research and development costs that are expected to be capitalized and was partially offset by the removal of valuation allowances related to net operating losses, tax credit carryovers, and certain timing differences that are expected to reverse during 2022. In addition, the tax rate in the 2022 period was also impacted by state income taxes and the federal research and development credit expected for 2022.
The Company records a valuation allowance against the deferred tax assets if and to the extent it is more likely than not that the Company will not recover the deferred tax assets. In evaluating the need for a valuation allowance, the Company weighs all relevant positive and negative evidence, and considers among other factors, historical financial performance, projected future taxable income, scheduled reversals of deferred tax liabilities, the overall business environment, and tax planning strategies. Losses in recent periods and cumulative pre-tax losses in the three year period ending with the current year, combined with the significant uncertainty brought about by the COVID-19 pandemic, is collectively considered significant negative evidence under ASC 740 when assessing whether an entity can use projected income as a basis for concluding that deferred tax assets are realizable on a more-likely than not basis. For purposes of assessing the recoverability of deferred tax assets, the Company determined that it could not include future projected earnings in the analysis due to recent history of losses and therefore had insufficient objective positive evidence that the Company will generate sufficient future taxable income to overcome the negative evidence of cumulative losses. Accordingly, during the years ended December 31, 2021 and 2020, the Company determined that a portion of its deferred tax assets are not expected to be realizable in the future and the Company continues to maintain the valuation allowance against its deferred tax assets as of October 1, 2022.

10) Earnings Per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Weighted Average Shares - Basic	32,085	30,927	32,241	30,954
Net Effect of Dilutive Stock Options	—	—	—	—
Weighted Average Shares - Diluted	32,085	30,927	32,241	30,954
Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted earnings per share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. The number of common shares covered by out-of-the-money stock options was approximately 1,106,000 shares as of October 1, 2022 and 647,000 shares as of October 2, 2021. Further, due to our net loss in the three and nine month periods ended October 1, 2022 and October 2, 2021, the assumed exercise of stock compensation had an antidilutive effect and therefore was excluded from the computation of diluted loss per share.
Currently, the Company expects to fund the 401K contribution for the quarter ended October 1, 2022 with treasury stock in lieu of cash. The earnings per share calculation for the quarter ended October 1, 2022 is inclusive of the approximately 0.1 million in shares outstanding for the equivalent shares needed to fulfill the obligation using the closing share price as of October 1, 2022. Actual shares issued may differ based on the sale price on the settlement date.
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
When treasury shares are reissued, the Company determines the cost using an average cost method. The difference between the average cost of the treasury shares and reissuance price is included in Additional paid-in capital or Retained earnings. During the nine months ended October 1, 2022, the Company reissued 545,000 treasury shares and recorded the difference between the average cost and the reissuance price, $9.2 million, as a reduction to Retained earnings.
Comprehensive Loss and Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

(In thousands)	October 1, 2022	December 31, 2021
Foreign Currency Translation Adjustments	$(8,648)	$(5,407)
Retirement Liability Adjustment – Before Tax	(10,324)	(11,370)
Tax Benefit of Retirement Liability Adjustment	2,282	2,282
Retirement Liability Adjustment – After Tax	(8,042)	(9,088)
Accumulated Other Comprehensive Loss	$(16,690)	$(14,495)

The components of other comprehensive (loss) income are as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Foreign Currency Translation Adjustments	$(3,241)	$(1,165)	$(1,674)	$(1,143)
Retirement Liability Adjustments:
Reclassifications to General and Administrative Expense:
Amortization of Prior Service Cost	302	302	101	101
Amortization of Net Actuarial Losses	744	1,000	247	333
Retirement Liability Adjustment	1,046	1,302	348	434
Other Comprehensive (Loss) Income	$(2,195)	$137	$(1,326)	$(709)
12) Supplemental Retirement Plan and Related Post Retirement Benefits
The Company has two non-qualified supplemental retirement defined benefit plans (“SERP” and “SERP II”) for certain current and retired executive officers. The following table sets forth information regarding the net periodic pension cost for the plans.

	Nine Months Ended		Three Months Ended
(In thousands)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Service Cost	$103	$146	$34	$49
Interest Cost	626	573	209	192
Amortization of Prior Service Cost	290	290	97	97
Amortization of Net Actuarial Losses	712	970	238	324
Net Periodic Cost	$1,731	$1,979	$578	$662
Participants in the SERP are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The Company also has a defined benefit plan related to its subsidiary in France. The net periodic cost for both plans for the three and nine months ended October 1, 2022 and October 2, 2021 is immaterial.
The service cost component of net periodic benefit costs above is recorded in Selling, General and Administrative Expenses within the Consolidated Condensed Statements of Operations, while the remaining components are recorded in Other Expense, Net of Other Income.
13) Sales to Major Customers
The loss of major customers or a significant reduction in business with a major customer would significantly, negatively impact our sales and earnings. In the three and nine months ended October 1, 2022 and October 2, 2021, the Company had no customers in excess of 10% of consolidated sales.
14) Legal Proceedings
Lufthansa
One of the Company’s subsidiaries is involved in numerous patent infringement actions brought by Lufthansa Technik AG (“Lufthansa”) in Germany, UK and France. The Company is vigorously defending all such litigation and proceedings. Additional information about these legal proceedings can be found in Note 19 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. As previously disclosed, under English law, Lufthansa has the option of pursuing a claim in the UK matter in relation to the defendants’ profits from their infringing activities or pursuing a claim in relation to Lufthansa’s own lost profits. In September 2022, Lufthansa elected to claim damages based on defendants’ profits. The reserve for the German indirect claim and UK damages and interest was approximately $24.6 million at December 31, 2021 and $24.1 million at October 1, 2022, which included an additional $0.1 million and $0.5 million in interest accrued during the three and nine months ended October 1, 2022. The Company currently believes it is unlikely that the appeals process will be completed or the damages and related interest will be paid within the next twelve months. Therefore, the liability related to these matters is classified within Other Liabilities (non-current) in the Consolidated Condensed Balance Sheets at October 1, 2022 and December 31, 2021. There were no other significant developments in any of these matters during the three and nine months ended October 1, 2022.

At December 31, 2021, we had recorded a liability of $1.0 million for reimbursement of Lufthansa’s legal expenses associated with the UK matter. During the nine months ended October 1, 2022, $0.3 million was paid. The remaining liability of $0.7 million is expected to be paid within the next twelve months and, as such, is classified in Accrued Expenses and Other Current Liabilities in the accompanying Consolidated Condensed Balance Sheet as of October 1, 2022.
Other
On March 23, 2020, Teradyne, Inc. filed a complaint against the Company and its subsidiary, Astronics Test Systems (“ATS”) (together, “the Defendants”) in the United States District Court for the Central District of California alleging patent and copyright infringement, and certain other related claims. The Defendants moved to dismiss certain claims from the case. On November 6, 2020, the Court dismissed the Company from the case, and also dismissed a number of claims, though the patent and copyright infringement claims remain. The case proceeded to discovery. In addition, on December 21, 2020, ATS filed a petition for inter partes review (“IPR”) with the US Patent Trial and Appeal Board (“PTAB”), seeking to invalidate the subject patent, and on July 21, 2021, the PTAB instituted IPR. ATS requested and, on August 26, 2021, the District Court granted, a stay of litigation during the IPR proceeding. Oral arguments on the IPR were held on April 21, 2022. The PTAB issued its decision on July 20, 2022, in which it invalidated all of Teradyne’s patent claims. The stay of litigation was lifted with respect to the remaining claims in August 2022 and discovery has resumed. No amounts have been accrued for this matter in the October 1, 2022 or December 31, 2021 financial statements, as loss exposure was neither probable nor estimable at such times.
In 2019, a former customer filed a lawsuit alleging damages associated with defective product. Mediation of the matter was held in November 2022. The Company agreed to make a payment of $2.0 million to settle the matter, and such amount has been reflected in the Selling, General and Administrative line in the three and nine month periods ended October 1, 2022. The Company expects to be indemnified by other parties for approximately $1.5 million and will record the gain as an offset to Selling, General and Administrative expense when received, likely in the fourth quarter of 2022.
Other than these proceedings, we are not party to any significant pending legal proceedings that management believes will result in a material adverse effect on our financial condition or results of operations.

15) Segment Information
Below are the sales and operating loss by segment for the three and nine months ended October 1, 2022 and October 2, 2021 and a reconciliation of segment operating loss to loss before income taxes. Operating loss is net sales less cost of products sold and other operating expenses excluding interest and corporate expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment.

	Nine Months Ended		Three Months Ended
(In thousands)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Sales:
Aerospace	$322,871	$266,425	$112,177	$95,775
Less Inter-segment Sales	(10)	(23)	—	(9)
Total Aerospace Sales	322,861	266,402	112,177	95,766
Test Systems	53,899	62,811	19,261	16,128
Less Inter-segment Sales	(19)	(357)	—	(53)
Total Test Systems Sales	53,880	62,454	19,261	16,075
Total Consolidated Sales	$376,741	$328,856	$131,438	$111,841
Segment Measure of Operating Loss and Margins
Aerospace	$(7,085)	$(6,352)	$(6,859)	$1,917
	(2.2)%	(2.4)%	(6.1)%	2.0%
Test Systems	(4,125)	(1,958)	(2,312)	(2,201)
	(7.7)%	(3.1)%	(12.0)%	(13.7)%
Total Segment Measure of Operating Loss	(11,210)	(8,310)	(9,171)	(284)
	(3.0)%	(2.5)%	(7.0)%	(0.3)%
Deductions from Segment Measure of Operating Loss
Net Gain on Sale of Business	(11,284)	—	—	—
Interest Expense, Net of Interest Income	5,812	5,252	2,519	1,795
Corporate Expenses and Other	16,847	13,247	5,570	4,760
Loss Before Income Taxes	$(22,585)	$(26,809)	$(17,260)	$(6,839)
During the three and nine months ended October 1, 2022, the Company settled a customer accommodation dispute for $2.1 million and a litigation for $2.0 million, both recorded within Selling, General and Administrative expense and impacting Aerospace segment profitability.
Total Assets:

(In thousands)	October 1, 2022	December 31, 2021
Aerospace	$478,385	$458,334
Test Systems	108,473	105,335
Corporate	12,029	45,469
Total Assets	$598,887	$609,138
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
On October 4, 2019, the Company acquired the stock of the primary operating subsidiaries as well as certain other assets from mass transit and defense market test solution provider, Diagnosys Test Systems Limited for $7.0 million in cash, plus an earn-out estimated at a fair value of $2.5 million at the time of acquisition. The terms of the Diagnosys acquisition allow for a potential earn-out of up to an additional $13.0 million over the three years post-acquisition based on achievement of new order levels of over $72.0 million during that period. The fair value assigned to the earnout was determined using the real options method, which requires Level 3 inputs such as new order forecasts, discount rate, volatility factors, and other market variables to assess the probability of Diagnosys achieving certain order levels over the period. Based on actual and forecasted new orders, the fair value was zero as of October 1, 2022 and December 31, 2021. The fair value was reduced to zero during the second quarter of 2021, with the contingent consideration liability fair value adjustment of $2.2 million recorded within the Selling, General and Administrative line in the Consolidated Condensed Statement of Operations in the nine months ended October 2, 2021.
There were no other financial assets or liabilities carried at fair value measured on a recurring basis at October 1, 2022 or December 31, 2021.
On a Non-recurring Basis:
There were no non-recurring fair value measurements performed in the nine months ended October 1, 2022 and October 2, 2021.
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
Restructuring-related severance charges and other charges were insignificant in the three and nine months ended October 1, 2022. There were $0.5 million and $0.7 million in restructuring-related non-severance charges recorded in the three and nine months ended October 2, 2021.
The following table reconciles the beginning and ending liability for restructuring charges:

(In thousands)	2022
Balance as of January 1	$2,400
Restructuring Charges	199
Cash Paid	(2,554)
Balance as of October 1	$45
The liability is recorded within Accrued Expenses and Other Current Liabilities and is comprised of employee termination benefits expected to be paid within the next 12 months. The cash paid in the nine months ended October 1, 2022 primarily consists of severance payments of $0.4 million and payments under non-cancelable purchase commitments for inventory which was not expected to be purchased prior to the expiration date of such agreements as a result of the restructuring plan of $2.1 million.

18) Subsequent Events
On October 21, 2022 and November 14, 2022, the Company executed amendments to its Fifth Amended and Restated Credit Agreement. For more information, see Note 7, Debt.

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
In September 2021 the Company also entered into an agreement with the U.S. Department of Transportation (“USDOT”) under the Aviation Manufacturing Jobs Protection Program (“AMJP”) for a grant of up to $14.7 million. The Company received $7.4 million under the grant in 2021, $5.2 million in the first quarter of 2022 and $2.1 million in the third quarter of 2022. The grant benefit was recognized over the six-month performance period as a reduction to cost of products sold in proportion to the compensation expense that the award is intended to defray. The Company recognized the remaining $6.0 million of the award during the nine months ended October 1, 2022.
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

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Nine Months Ended		Three Months Ended
($ in thousands)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Sales	$376,741	$328,856	$131,438	$111,841
Gross Profit (sales less cost of products sold)	$50,030	$46,899	$14,388	$17,231
Gross Margin	13.3%	14.3%	10.9%	15.4%
Selling, General and Administrative Expenses	$76,907	$66,829	$28,702	$21,729
SG&A Expenses as a Percentage of Sales	20.4%	20.3%	21.8%	19.4%
Net Gain on Sale of Business	$(11,284)	$—	$—	$—
Interest Expense, Net of Interest Income	$5,812	$5,252	$2,519	$1,795
Effective Tax Rate	(28.3)%	(1.4)%	13.9%	(4.9)%
Net Loss	$(28,968)	$(27,182)	$(14,857)	$(7,174)
A discussion by segment can be found at “Segment Results of Operations and Outlook” in this MD&A.
CONSOLIDATED THIRD QUARTER RESULTS
Consolidated sales were up $19.6 million from the third quarter of 2021. Aerospace sales were up $16.4 million, or 17.1%, and Test Systems sales increased $3.2 million.
Consolidated cost of products sold in the third quarter of 2022 was $117.1 million, compared with $94.6 million in the prior-year period. The increase was primarily due to higher volume combined with material and labor inflation, addressing supply chain constraints to meet customer requirements and the lag in price increases implemented where possible to offset higher costs and product mix. The prior-year period benefited by a $1.1 million offset to cost of products sold from the AMJP Program grant.
Selling, general and administrative (“SG&A”) expenses were $28.7 million in the third quarter of 2022 compared with $21.7 million in the prior-year period primarily due to increased wages and benefits. Third quarter 2022 reflects $4.6 million related to the settlement of a litigation claim, a customer accommodation dispute, and a lease termination settlement. The Company expects to be indemnified by other parties with respect to the litigation matter for approximately $1.5 million and will record the gain as an offset to SG&A when received, likely in the fourth quarter of 2022.
Tax benefit in the quarter was $2.4 million primarily due to changes in the year-to-date and forecasted loss before income taxes.
Consolidated net loss was $14.9 million, or $(0.46) per diluted share, compared with net loss of $7.2 million, or $(0.23) per diluted share, in the prior year.
Bookings were $184.2 million, for a book-to-bill ratio of 1.40:1. Backlog at the end of the quarter was $547.1 million. Approximately $426.5 million, or 78%, of backlog is expected to be recognized as revenue over the next twelve months and the balance thereafter.
CONSOLIDATED YEAR-TO-DATE RESULTS
Consolidated sales were up $47.9 million. Aerospace sales were up $56.5 million from the first nine months of 2021. Test Systems sales decreased $8.6 million.
Consolidated cost of products sold in 2022 was $326.7 million, compared with $282.0 million in the prior-year period. The increase was primarily due to higher volume as the global aerospace industry continues its recovery from the COVID-19 pandemic. The current year period benefited from $6.0 million recognized as an offset to cost of products sold related to the AMJP award, compared to a benefit from the grant of $1.1 million in the prior year. Research and development expenses increased $4.9 million due to higher innovation spend.
SG&A expenses were $76.9 million in 2022 compared with $66.8 million the prior-year period primarily due to increased wages and benefits. The current-year period reflects $4.6 million related to the settlement of a litigation claim, a customer accommodation dispute, and a lease termination settlement. The Company expects to be indemnified by other parties for approximately $1.5 million related to the litigation claim and will record the gain as an offset to SG&A when received, likely in the fourth quarter of 2022. The prior-year period also benefited from a $2.2 million non-cash reduction of the fair value of a contingent consideration liability.

The effective tax rate for 2022 was (28.3)%, compared with (1.4)% in the prior year period. In the past, research and development costs were deducted as incurred. However, beginning with the 2022 tax year, these costs are required to be capitalized for tax purposes and amortized over 5 years. The 2022 tax rate was impacted by a valuation allowance applied against the associated deferred tax asset created by the new treatment, due to the Company’s cumulative losses over the last three years. This was partially offset by the removal of valuation allowances related to net operating losses, tax credit carryovers, and certain timing differences that are expected to reverse during 2022 as well as a Federal research and development credit expected for 2022.
Consolidated net loss was $29.0 million, or $(0.90) per diluted share, compared with net loss of $27.2 million, or $(0.88) per diluted share, in the prior year.
COVID-19 Impacts on Our Business
On March 11, 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic. The spread of the COVID-19 pandemic disrupted businesses on a global scale, led to significant volatility in financial markets and affected the aviation and industrial industries. Substantially all of our operations and production activities have, to-date, remained operational. However, the impacts of the pandemic have placed labor and supply chain pressures on our business and we have been impacted by customer demand variability. Although we saw stable and growing backlog during the first nine months of 2022 in our aerospace business, COVID-19 related disruptions are ongoing and continue to adversely challenge our commercial transport market. While we remain bullish about the aerospace business, we believe the recovery to pre-pandemic activity, particularly in the widebody market, will take longer than originally anticipated at the outset of the pandemic. As economic activity continues to recover, we will continue to monitor the situation, assessing further possible implications on our operations, supply chain, liquidity, cash flow and customer orders.
Outlook
Increasing sales is critical to satisfying our customers’ demand, and improving financial results. Revenue has been starting to ramp and we believe it will accelerate as we move forward. As previously reported, we are expecting sales of $140 million to $150 million in the fourth quarter of 2022, an increase of 10%, or $14 million, at the midpoint over the trailing third quarter. This would result in estimated 2022 sales to be up approximately 17% from last year’s revenue of $445 million. While disappointed with the lower sales level for the year than we had previously anticipated, we remain very encouraged with the demand for our products, our position in the industry and the significant opportunities in which we are engaged.
Our initial look at 2023 suggests sales of $640 million to $680 million. This expectation is supported by cumulative bookings of $686 million over the last four quarters and our record backlog of $547 million. Our supply chain has been a challenge during the last year, but we now see clear signs of improvement and anticipate continued recovery over the course of 2023.
Consolidated backlog at October 1, 2022 was $547.1 million. Approximately 78% of the backlog is expected to be recognized as revenue in over the next twelve months and the balance thereafter.
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
SEGMENT RESULTS OF OPERATIONS AND OUTLOOK
Operating loss, as presented below, is sales less cost of products sold and other operating expenses, excluding interest expense, other corporate expenses and other non-operating sales and expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment. Operating loss is reconciled to loss before income taxes in Note 15 of the Notes to Consolidated Condensed Financial Statements included in this report.

AEROSPACE SEGMENT

	Nine Months Ended		Three Months Ended
(In thousands)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Sales	$322,871	$266,425	$112,177	$95,775
Less Inter-segment Sales	(10)	(23)	—	(9)
Total Aerospace Sales	$322,861	$266,402	$112,177	$95,766
Operating (Loss) Profit	$(7,085)	$(6,352)	$(6,859)	$1,917
Operating Margin	(2.2)%	(2.4)%	(6.1)%	2.0%

Aerospace Sales by Market
(In thousands)
Commercial Transport	$211,721	$143,550	$78,389	$57,549
Military	41,336	54,847	12,463	17,064
General Aviation	48,748	41,131	14,751	12,109
Other	21,056	26,874	6,574	9,044
	$322,861	$266,402	$112,177	$95,766
Aerospace Sales by Product Line
(In thousands)
Electrical Power & Motion	$132,757	$102,742	$46,155	$38,650
Lighting & Safety	90,339	76,929	29,740	25,461
Avionics	67,453	47,355	24,172	14,491
Systems Certification	6,656	7,937	3,985	6,099
Structures	4,600	4,565	1,551	2,021
Other	21,056	26,874	6,574	9,044
	$322,861	$266,402	$112,177	$95,766

(In thousands)	October 1, 2022	December 31, 2021
Total Assets	$478,385	$458,334
Backlog	$464,307	$334,659
AEROSPACE THIRD QUARTER RESULTS
Aerospace segment sales increased $16.4 million, or 17.1%, to $112.2 million. Commercial aerospace sales increased 36.2%, or $20.8 million, and drove the improvement. Sales to this market were $78.4 million compared with $57.5 million in the third quarter of 2021. Improving domestic airline travel that is driving higher fleet utilization and increased narrowbody production rates drove demand for Astronics’ products.
General Aviation sales increased $2.6 million, or 21.8%, to $14.8 million due in part to higher demand in the business jet market for antenna systems and enhanced vision system products. The Company expects the strong end user demand in the business jet industry to drive higher OEM production rates in the near future, resulting in further increases in demand for its products.
Military Aircraft sales decreased $4.6 million, or 27.0%, to $12.5 million. The prior-year period benefited from incremental non-recurring engineering revenue associated with development programs and higher sales of avionics products.
Other revenue decreased $2.5 million to $6.6 million driven by decreased contract manufacturing programs.
Aerospace segment operating loss was $6.9 million compared with operating profit of $1.9 million for the same period last year. Higher operating losses were driven by inflationary impacts on input costs and inefficiencies associated with production execution due to supply chain constraints that restricted shipment volume, as well as the settlement of a litigation claim and a customer accommodation dispute that resulted in $4.1 million of expense during the quarter. We expect to be indemnified by other parties for approximately $1.5 million related to the litigation claim and will record that gain when such proceeds are received, likely in the fourth quarter. Operating profit in the prior-year period benefited from the $1.1 million AMJP benefit.

AEROSPACE YEAR-TO-DATE RESULTS
Aerospace segment sales increased $56.5 million, or 21.2%, to $322.9 million. Sales continued to be positively affected by reasons discussed above.
Aerospace segment operating loss was $7.1 million compared with operating loss of $6.4 million for the same period last year. Aerospace segment experienced increased sales and the $6.0 million AMJP benefit in the 2022 period compared to an AMJP benefit of $1.1 million in the prior year, however, the operating loss was impacted by continued increases to input costs caused by inflationary impacts and supply chain constraints. Additionally, the 2022 period included $4.1 million related to the settlement of a litigation claim and a customer accommodation dispute and a $2.5 million increase of expense associated with the reinstated 401K contribution. As previously noted, we expect to be indemnified by other parties for approximately $1.5 million related to the litigation claim and will record that gain when such proceeds are received, likely in the fourth quarter.
AEROSPACE OUTLOOK
Aerospace bookings in the third quarter of 2022 were $165.7 million, for a book-to-bill ratio of 1.48:1. The Aerospace segment’s backlog at the end of the third quarter of 2022 was $464.3 million with approximately $375.2 million expected to be recognized as revenue over the next twelve months.
TEST SYSTEMS SEGMENT

	Nine Months Ended		Three Months Ended
(In thousands)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Sales	$53,899	$62,811	$19,261	$16,128
Less Inter-segment Sales	(19)	(357)	—	(53)
Total Test Systems Sales	$53,880	$62,454	$19,261	$16,075
Operating Loss	$(4,125)	$(1,958)	$(2,312)	$(2,201)
Operating Margin	(7.7)%	(3.1)%	(12.0)%	(13.7)%
All Test Systems sales are to the Aerospace and Defense Market.

(In thousands)	October 1, 2022	December 31, 2021
Total Assets	$108,473	$105,335
Backlog	$82,807	$81,033
TEST SYSTEMS THIRD QUARTER RESULTS
Test Systems segment sales were $19.3 million, up $3.2 million compared with the prior-year period driven by higher defense revenue.
Test Systems’ operating loss was $2.3 million compared with operating loss of $2.2 million in the third quarter of 2021. Continued lower volume has driven operating losses in the third quarters of 2022 and 2021. The current year included a lease termination settlement of $0.5 million.
TEST SYSTEMS YEAR-TO-DATE RESULTS
Test Systems segment sales were $53.9 million, down $8.6 million compared with the prior-year period driven by lower revenue on defense and mass transit programs.
Test Systems operating loss was $4.1 million compared with operating loss of $2.0 million in the prior-year period. An increased operating loss in 2022 was driven by lower volume. The current year included a lease termination settlement of $0.5 million.
TEST SYSTEMS OUTLOOK
Bookings for the Test Systems segment in the quarter were $18.4 million, for a book-to-bill ratio of 0.96:1 for the quarter. The Test Systems segment’s backlog at the end of the third quarter of 2022 was $82.8 million, with approximately $51.3 million expected to be recognized as revenue over the next twelve months.

Our Test business achieved a big win during the quarter when we were down-selected by the U.S. Army as the winner of a major radio test competition. A directed procurement is underway to finalize the terms of a contract, a process that is expected to be completed soon. Preliminarily, the Company expects the program could generate sales of $150 million to $200 million in the coming years.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities:
Cash used for operating activities totaled $39.1 million for the first nine months of 2022, as compared with $18.5 million cash used for operating activities during the same period in 2021. Cash flow from operating activities decreased compared with the same period of 2021 primarily related to increases in net operating assets, primarily accounts receivable and inventory, more than offsetting cash received from income tax refunds and the AMJP program. Accounts receivable has increased with a higher volume of sales while inventory balances have increased to fulfill customer demand in upcoming quarters coupled with increased lead times on certain key components required inventory to be purchased further in advance.
Investing Activities:
Cash provided by investing activities was $17.7 million for the first nine months of 2022 compared with $4.6 million in cash used for investing activities in the same period of 2021. Investing cash flows in 2022 were positively impacted by the receipt of $10.7 million and $11.3 million related to the calendar 2020 and 2021 earnouts, respectively, from the sale of the semiconductor business. The Company expects capital spending in 2022 to be in the range of $9 million and $10 million.
Financing Activities:
Cash used for financing activities totaled $4.9 million for the first nine months of 2022, as compared with $12.3 million cash provided by financing activities during the same period in 2021. Cash used for financing activities increased compared with the same period of 2021 due to net payments on our senior credit facility of $4.0 million in the first nine months of 2022, coupled with $1.0 million in costs associated with amending our credit facility.
The Company's long-term debt consists of borrowings under its Fifth Amended and Restated Credit Agreement (the “Agreement”). On March 1, 2022, the Company executed an amendment to the Agreement, which reduced the revolving credit line from $375 million to $225 million and extended the maturity date of the loans under the facility from February 16, 2023 to May 30, 2023. The definition of Adjusted EBITDA was modified to exclude income from earnout payments and asset sales. On August 9, 2022, the Company executed a further amendment to the Agreement, which reduced the revolving credit line from $225 million to $190 million until September 12, 2022 with further reductions to $180 million effective September 12, 2022 and $170 million effective October 11, 2022. The amendment extended the maturity date of the loans under the facility from May 30, 2023 to August 31, 2023. On October 21, 2022, the Company executed an additional amendment to the Agreement, under which the lenders waived enforcement of their rights against the Company arising from the Company’s failure to comply with the maximum net leverage ratio and minimum liquidity covenants, each as of September 30, 2022. The amendment increased the revolving credit line to $180 million as of October 21, 2022, with a reduction to $170 million effective November 21, 2022. Under the provisions of this amendment, the inclusion of any “going concern” language in the Company’s financial statements would constitute an event of default.
A further amendment to the Agreement was executed on November 14, 2022 (the “Amended Facility”), which extended the maturity date of the loans under the facility from August 31, 2023 to November 30, 2023. Under the Amended Facility, the revolving credit line is set at $180 million, with a reduction to $170 million effective December 21, 2022. The amendment requires the Company to maintain minimum liquidity, defined as unrestricted cash plus the unused revolving credit commitments, of $10 million as of November 30, 2022 and December 31, 2022, and $15 million at the end of any month thereafter. The Amended Facility requires the Company to comply with a minimum Adjusted EBITDA covenant on a trailing twelve month basis, set at $15 million as of December 31, 2022 and March 31, 2023, and $25 million in each quarter thereafter. The amendment eliminated the net leverage ratio covenant for the remaining term of the agreement.
At October 1, 2022, there was $159.0 million outstanding on the revolving credit facility and there remained $19.9 million available subject to the minimum liquidity covenant discussed above, net of outstanding letters of credit. The credit facility allocates up to $20 million of the $180 million revolving credit line for the issuance of letters of credit, including certain existing letters of credit. At October 1, 2022, outstanding letters of credit totaled $1.1 million. Interest is payable on the unpaid principal amount of the facility at a rate equal to the Secured Overnight Financing Rate (“SOFR”, which shall be at least 1.00%), plus 5.50%. Effective January 17, 2023, interest is payable on the unpaid principal amount of the facility at a rate equal to SOFR (which shall be at least 1.00%), plus 8.50%. The Company also pays a commitment fee to the lenders in an amount equal to 0.40% on the undrawn portion of the Amended Facility. Each amendment executed in 2022 required payment of a consent fee of 5 to 10 basis points of the commitment for each consenting lender.
The Amended Facility restricts dividend payments and share repurchases through the maturity date of the Amended Facility. The Company’s obligations under the Amended Facility are jointly and severally guaranteed by each domestic subsidiary of the Company other than non-material subsidiaries.
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
We are currently in the process of evaluating terms and conditions for a new long-term financing arrangement, which includes an asset-based lending agreement and separate term loan agreement, and expect to complete the process in the coming weeks. The extent to which we will be able to effect such refinancing, replacement or maturity extension on terms that are favorable to us or at all is dependent on a number of uncertain factors, including then-prevailing credit and other market conditions, economic conditions, particularly in the aerospace and defense markets, disruptions or volatility caused by factors such as COVID-19, regional conflicts, inflation, and supply chain disruptions. In addition, rising interest rates could limit our ability to refinance our existing credit facility when it matures or cause us to pay higher interest rates upon refinancing. As the Company’s long-term debt approaches maturity, if the Company is unable to refinance, replace or extend the maturity on its credit facility, the Company’s liquidity, results of operations, and financial condition could be materially adversely impacted. If we are unable to obtain a new long-term financing facility before we file our 2022 Form 10-K to replace our existing debt facility, borrowings outstanding under our existing credit facility will come due within 12 months of that filing date and could result in substantial doubt about our ability to continue as a going concern in the event that we are not reasonably assured to have sufficient cash balances to repay the remaining obligations at maturity.
The Company expects its sales growth and improvement in inventory management will provide sufficient cash flows to fund operations. However, the Company may also evaluate various actions and alternatives to enhance its cash generation from operating activities, which could include manufacturing efficiency initiatives, working with vendors and suppliers to reduce lead times and expedite shipment of critical components, and working with customers to expedite receivable collections.
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
BACKLOG
The Company’s backlog at October 1, 2022 was $547.1 million compared with $415.7 million at December 31, 2021 and $354.4 million at October 2, 2021.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Except as noted below, our contractual obligations and commitments have not changed materially from the disclosures in our 2021 Annual Report on Form 10-K.
Purchase obligations are comprised of the Company’s commitments for goods and services in the normal course of business and amount to approximately $151.6 million payable in the coming year at October 1, 2022 and $134.0 million at December 31, 2022.
As a result of amendments to our credit facility since December 31, 2021, future interest payments are expected to be $15.7 million through the expiration of the credit facility.
Absent any legislative changes, the Company expects to pay approximately $5 million to $6 million in income tax payments related to the 2022 tax year. These expected tax payments are the result of the requirement to capitalize and amortize certain research and development expenses for U.S. tax purposes beginning in 2022.

MARKET RISK
Interest on our revolving credit facility is payable on the unpaid principal amount of the facility at a rate equal to the SOFR (which shall be at least 1.00%), plus 5.50%. Effective January 17, 2023, interest is payable on the unpaid principal amount of the facility at a rate equal to SOFR (which shall be at least 1.00%), plus 8.50%. As SOFR is a relatively new reference rate with a limited history, there may or may not be more volatility than with other reference rates such as LIBOR, which may result in increased borrowing costs for the Company. A hypothetical increase in the SOFR of 100 basis points would impact annual income by approximately $1.6 million, before income taxes.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Market Risk in Item 2, above.
Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 1, 2022. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 1, 2022.
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
Item 2. Unregistered sales of equity securities and use of proceeds
The following table summarizes our purchases of our common stock for the three months ended October 1, 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that may yet be Purchased Under the Program (1)
July 3, 2022 - October 1, 2022	—	$—	—	$41,483,815
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit 10.1	Amendment No. 3 to the Fifth Amended and Restated Credit Agreement, filed as Exhibit 10.1 on Form 8-K filed on August 10, 2022 (File No. 000-07087).

Exhibit 10.2	Amendment No. 4 to the Fifth Amended and Restated Credit Agreement, filed as Exhibit 10.1 on Form 8-K filed on October 24, 2022 (File No. 000-07087).

Exhibit 10.3	Amendment No. 5 to the Fifth Amended and Restated Credit Agreement, filed as Exhibit 10.1 on Form 8-K filed on November 15, 2022 (File No. 000-07087).

Exhibit 31.1	Section 302 Certification - Chief Executive Officer

Exhibit 31.2	Section 302 Certification - Chief Financial Officer

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.1*	Instance Document

Exhibit 101.2*	Schema Document

Exhibit 101.3*	Calculation Linkbase Document

Exhibit 101.4*	Labels Linkbase Document

Exhibit 101.5*	Presentation Linkbase Document

Exhibit 101.6*	Definition Linkbase Document

*	Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRONICS CORPORATION
(Registrant)
Date:	November 15, 2022	By:	/s/ David C. Burney
David C. Burney Executive Vice President and Chief Financial Officer (Principal Financial Officer)