Form 10-K
period 2022-12-31
ASTRONICS CORP
filed 2023-03-10
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
Form 10-K
___________________________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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
Securities registered pursuant to Section 12(g) of the Act: None
______________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, an “accelerated filer”, a “non-accelerated filer”, a “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of March 6, 2023, 32,282,681 shares were outstanding, consisting of 26,033,774 shares of Common Stock $.01 par value and 6,248,907 shares of Class B Stock $.01 par value. The aggregate market value, as of the last business day of the Company’s most recently completed second fiscal quarter, of the shares of Common Stock and Class B Stock of Astronics Corporation held by non-affiliates was approximately $298,000,000 (assuming conversion of all of the outstanding Class B Stock into Common Stock and assuming the affiliates of the Registrant to be its directors, executive officers and persons known to the Registrant to beneficially own more than 10% of the outstanding capital stock of the Corporation).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders to be held May 23, 2023 are incorporated by reference into Part III of this Report.

Table of Contents
ASTRONICS CORPORATION
Index to Annual Report
on Form 10-K
Year Ended December 31, 2022

FORWARD LOOKING STATEMENTS
Information included or incorporated by reference in this report that does not consist of historical facts, including statements accompanied by or containing words such as “may,” “will,” “should,” “believes,” “expects,” “expected,” “intends,” “plans,” “projects,” “approximate,” “estimates,” “predicts,” “potential,” “outlook,” “forecast,” “anticipates,” “presume” and “assume,” are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and are subject to several factors, risks and uncertainties, the impact or occurrence of which could cause actual results to differ materially from the expected results described in the forward-looking statements. Certain of these factors, risks and uncertainties are discussed in the sections of this report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” New factors, risks and uncertainties may emerge from time to time that may affect the forward-looking statements made herein. Given these factors, risks and uncertainties, investors should not place undue reliance on forward-looking statements as predictive of future results. Except as required by applicable law, we disclaim any obligation to update the forward-looking statements made in this report.

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
We have principal operations in the United States (“U.S.”), Canada, France and England, as well as engineering offices in the Ukraine and India. The operation in Ukraine is a small engineering office and we have not experienced any significant disruption in staffing or services as a result of the Ukrainian and Russian conflict.
Impact of the COVID-19 Pandemic
On March 11, 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic. The spread of the COVID-19 pandemic disrupted businesses on a global scale, led to significant volatility in financial markets and affected the aviation and industrial industries. The impacts of the pandemic have placed labor and supply chain pressures on our business and we have been impacted by customer demand variability. Although we saw stable and growing backlog during 2022 in our aerospace business, COVID-19 related disruptions are ongoing and continue to adversely challenge our markets. While we remain bullish about the aerospace business, we believe the recovery to pre-pandemic activity, particularly in the widebody market, will take longer than originally anticipated at the outset of the pandemic. As economic activity continues to recover, we will continue to monitor the situation, assessing further possible implications on our operations, supply chain, liquidity, cash flow and customer orders.
See Part I, Item 1A, Risk Factors, for an additional discussion of risk related to supply chain disruptions.
In September 2021 the Company was awarded a grant of up to $14.7 million from the U.S. Department of Transportation under the Aviation Manufacturing Jobs Protection Program (“AMJP”). The Company received $7.4 million under the grant in 2021, $5.2 million in the first quarter of 2022 and $2.1 million in the third quarter of 2022. The grant benefit was recognized ratably over the six-month performance period as a reduction to cost of products sold in proportion to the compensation expense that the award is intended to defray. During the years ended December 31, 2022 and 2021, the Company recognized $6.0 million and $8.7 million of the award, respectively.
Additionally, the Company qualified for government subsidies from the Canadian and French governments as a result of the COVID-19 pandemic’s impact on our foreign operations. The Canadian and French subsidies are income-based grants intended to reimburse the Company for certain employee wages. The grants are recognized as income over the periods in which the Company recognizes as expenses the costs the grants are intended to defray. The amounts recognized during 2022 were immaterial.
For additional details regarding the subsidies and grants, and their impact on consolidated results of operations and financial position, see Note 1 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this report.
Refinancing
On January 19, 2023, the Company completed a financing transaction totaling $205 million, which refinanced its previous revolving credit facility which was scheduled to mature in November 2023. The new financing consists of a $90 million asset-based term loan (the “Term Loan Facility”) and a $115 million asset-based revolving credit facility (the “ABL Revolving Credit Facility”). The Term Loan Facility requires monthly amortization beginning in April 2023, bears interest at the Secured Overnight Financing Rate (“SOFR”) plus 8.75%, is collateralized by real estate, fixed assets and intellectual property, and is scheduled to mature on the earlier of the maturity of the ABL Revolving Credit Facility or January 19, 2027. The ABL Revolving Credit Facility bears interest at SOFR plus between 2.25% and 2.75%, is collateralized by certain domestic accounts receivable and inventory, and is scheduled to mature on January 19, 2026. For additional information, see discussion in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 8, Long-Term Debt, of Item 8, Financial Statements and Supplementary Data, of this report.
Divestitures
On February 13, 2019, the Company completed a divestiture of its semiconductor test business within the Test Systems segment. The total proceeds of the divestiture included two elements of contingent purchase consideration (“earnout”). In the fourth quarter of 2021, the Company agreed to an earnout payment of $10.7 million for the calendar 2020 earnout, which was recorded in 2021 as a separate line item below operating loss and was received by the Company in early January 2022. In March 2022, the Company agreed with the earnout calculation for the calendar 2021 earnout in the amount of $11.3 million. The Company recorded the gain and received the payment in the first quarter of 2022. In February 2023, the Company was notified by the buyer that they have calculated $3.4 million as being payable for the calendar 2022 earnout. The Company is in the process of reviewing the calculation and expects to record the additional gain on sale, and receive the payment, in the first quarter of 2023. We are not eligible for any further earnout payments related to this divestiture. For further information, see Note 21 in Item 8, Financial Statements and Supplementary Data, of this report.
On October 6, 2021, the Company sold one of its Aerospace buildings for $9.2 million. Net cash proceeds were approximately $8.8 million and a gain on sale of approximately $5.0 million was recorded. The operation has been integrated into another facility.
Products and Customers
Our Aerospace segment designs and manufactures products for the global aerospace industry. Product lines include lighting and safety systems, electrical power generation, distribution and seat motion systems, aircraft structures, avionics products, systems certification, and other products. Our Aerospace customers are the airframe manufacturers (“OEM”) that build aircraft for the commercial transport, military and general aviation markets, suppliers to those OEMs, aircraft operators such as airlines, suppliers to the aircraft operators, and branches of the U.S. Department of Defense. During 2022, this segment’s sales were divided 68% to the commercial transport market, 12% to the military aircraft market, 14% to the general aviation market and 6% to other markets. As a result of the COVID-19 pandemic and its adverse impact on air travel worldwide, the commercial aerospace industry has been significantly disrupted. Most of this segment’s sales are a result of contracts or purchase orders received from customers, placed on a day-to-day basis or for single year procurements rather than long-term multi-year contract commitments. On occasion, the Company does receive contractual commitments or blanket purchase orders from our customers covering multiple-year deliveries of hardware to our customers.
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
Sales by segment, geographic region, major customer and foreign operations are provided in Note 20 in Item 8, Financial Statements and Supplementary Data, of this report.
We have historically had a significant concentration of business with two major customers; Panasonic Avionics Corporation (“Panasonic”) and The Boeing Company (“Boeing”). Sales to Panasonic accounted for less than 10% of sales in 2022 and 2021, and 11.1% of sales in 2020. Sales to Boeing accounted for 11.0% of sales in 2022, 10.0% of sales in 2021, and less than 10% of sales in 2020. Sales to Panasonic and Boeing are primarily in the Aerospace segment.
Strategy
Our strategy is to increase our value by developing technologies and capabilities either internally or through acquisition, and use those capabilities to provide innovative solutions to our targeted markets where our technology can be beneficial.
Practices as to Maintaining Working Capital
Liquidity is discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Liquidity and Capital Resources section of this report.
Competitive Conditions
We experience considerable competition in the market sectors we serve, principally with respect to product performance and price, from various competitors, many of which are substantially larger and have greater resources than we do. Success in the markets we serve depends upon product innovation, customer support, responsiveness and cost management. We continue to invest in developing the technologies and engineering support critical to competing in our markets.
Government Contracts
All U.S. government contracts, including subcontracts where the U.S. government is the ultimate customer, may be subject to termination at the election of the government. Our revenue stream relies on military spending. Approximately 11% of our 2022 consolidated sales were made to government-related markets.

Government Regulation
The Federal Aviation Administration (“FAA”) regulates the manufacture, repair and operation of all aircraft and aircraft parts operated in the United States. Its regulations are designed to ensure that all aircraft and aviation equipment are continuously maintained in proper condition to ensure safe operation of the aircraft. Similar rules apply in other countries. All aircraft must be maintained under a continuous condition monitoring program and must periodically undergo thorough inspection and maintenance. The inspection, maintenance and repair procedures for the various types of aircraft and equipment are prescribed by regulatory authorities and can be performed only by certified repair facilities utilizing certified technicians. Certification and conformance is required prior to installation of a part on an aircraft. Our operations may in the future be subject to new and more stringent regulatory requirements. In that regard, we closely monitor the FAA and industry trade groups in an attempt to understand how possible future regulations might impact us. Our businesses which sell products directly to the U.S. Government or for use in systems delivered to the U.S. Government can be subject to various laws and regulations governing pricing and other factors.
There has been no material adverse effect to our consolidated financial statements nor competitive positions as a result of these government regulations.
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
Seasonality
Our business is typically not seasonal.
Backlog
At December 31, 2022, our consolidated backlog was $571.4 million. At December 31, 2021, our backlog was $415.7 million. The increase in backlog is driven primarily by recovering demand from our commercial transport and general aviation customers, with increased OEM build rates and increased spending by commercial airlines on fleet improvements.
Backlog in the Aerospace segment was $477.7 million at December 31, 2022, of which $402.4 million is expected to be recognized as revenue in 2023. Backlog in the Test Systems segment was $93.7 million at December 31, 2022. The Test Systems segment expects to recognize $49.0 million of this backlog as revenue in 2023.
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
Research and Development Expenses
Research and development costs are expensed as incurred and include salaries, benefits, consulting, material costs and depreciation. Research and development expenses amounted to $48.3 million in 2022, $43.3 million in 2021 and $40.2 million in 2020. These costs are included in Cost of products sold.

Human Capital Resources
Human Capital Management and Corporate Culture
As of December 31, 2022, we employed approximately 2,400 employees, of whom approximately 2,000 were employed in the United States and approximately 400 were employed outside of the United States. We have approximately 110 hourly production employees at PECO who are subject to collective bargaining agreements. We also leverage temporary workers to provide flexibility for our business and manufacturing needs.
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
The COVID-19 pandemic had a sudden and significant impact on the global economy, and particularly in the aerospace industry, causing us to make difficult cost conservation measures including workforce reductions activities to align capacity with expected demand as well as suspension of certain benefit programs. These measures were taken to maintain the financial health and liquidity of the business. We are continuously evaluating the impact of the COVID-19 pandemic, which is dependent on future developments, including the duration of the pandemic and the its impact on the global economy and the aerospace industry, which are uncertain and cannot be predicted at this time. We have reinstituted all of the previously-suspended benefits.
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
Diversity and Inclusion
The Company believes that diversity and inclusion is critical for the attraction and retention of top talent, and employs policies and procedures to recruit women and minority talent as well as policies to ensure pay equality. Astronics has an Equal

Employment Opportunity Policy whereby the Company commits to providing equal employment opportunity and affirmative action plans for all qualified employees and applicants without regard to race, color, sex, sexual orientation, gender identity, religion, national origin, disability, veteran status, age, marital status, pregnancy, genetic information or other legally protected status.
Health and Safety
Astronics is committed to the safety of our customers and our employees. Each Astronics operation maintains environmental, health and safety policies and practices that seek to promote the operation of its businesses in a manner that is protective of the health and safety of the public and its employees.
Our operations offer several health and welfare programs to employees to promote fitness and wellness and to encourage preventative healthcare. In addition, our employees are offered a confidential employee assistance program that provides professional counseling to employees and their family members. Also, many of our operations offer green space for employees to use during their breaks.
Available information
We file our financial information and other materials as electronically required with the Securities and Exchange Commission (“SEC”). These materials can be accessed electronically via the Internet at www.sec.gov. We also make available free of charge through our website at www.astronics.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file those reports with, or furnish them to, the SEC. The information contained on our website is not incorporated by reference in this annual report on Form 10-K and should not be considered a part of this report.
Information About Our Executive Officers
The executive officers of the Company, their ages, their positions and offices with the Company, and the date each assumed their office with the Company as of December 31, 2022, are as follows:

Name and Age of Executive Officer	Positions and Offices with Astronics	Year First Elected Officer
Peter J. Gundermann Age 60	President, Chief Executive Officer and Director of the Company	2001
David C. Burney Age 60	Executive Vice President, Secretary and Chief Financial Officer of the Company	2003
Mark A. Peabody Age 63	President, Aerospace Segment and Executive Vice President of Astronics Corporation	2010
James S. Kramer Age 59	Luminescent Systems Inc. President and Executive Vice President of Astronics Corporation	2010
James F. Mulato Age 62	President of Astronics Test Systems, Inc. and Executive Vice President of Astronics Corporation	2019
Michael C. Kuehn Age 62	Astronics Connectivity Systems & Certification Corp. President and Executive Vice President of Astronics Corporation	2019
The principal occupation and employment for Messrs. Gundermann, Burney, Kramer, Kuehn, Mulato and Peabody for over five years has been with the Company in their respective current roles.
Mr. Kuehn and Mr. Mulato became Executive Vice Presidents of the Company on January 1, 2019.

ITEM 1A.    RISK FACTORS
Our business faces many risks, and you should carefully consider the following risk factors, together with all of the other information included in this report, including the financial statements and related notes contained in Item 8 of this report, when deciding to invest in us. Any of the risks discussed below, or elsewhere in this report or in our other SEC filings, could have a material impact on our business, financial condition or results of operations. Additional risks not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition or results of operations in the future.
Market Risks
The loss of Boeing or Panasonic as major customers or a significant reduction in business with either of those customers would reduce our sales and earnings. In 2022 and 2021, we had a concentration of sales to Boeing representing approximately 11.0% and 10.0% of our sales, respectively. In 2020, we also had a concentration of sales to Panasonic representing approximately 11.1% of our sales. Revenue earned from sales to Boeing or Panasonic may decline or fluctuate significantly in the future. We may not be able to offset any decline in sales from Boeing or Panasonic with sales from new customers or other existing customers. The loss of these customers or a significant reduction in business with them would significantly reduce our sales and earnings. Accordingly, a portion of our potential for success will depend on our continued ability to develop and manage our relationships with Boeing and Panasonic.
The markets we serve are cyclical and sensitive to domestic and foreign economic conditions, conflicts and events, which may cause our operating results to fluctuate. The markets we serve are sensitive to fluctuations in general business cycles, global pandemics, domestic and foreign governmental tariffs, trade and monetary policies, national and international conflicts, and economic conditions and events, and are facing varying levels of pressure from the COVID-19 pandemic. The COVID-19 pandemic drastically reduced air traffic as travel restrictions and social distancing measures were implemented to help control the spread of the virus. While U.S. domestic air travel has recovered, international travel utilizing wide-body aircraft will take longer to fully recover. Furthermore, as companies and employees become accustomed to working remotely, business travel and the associated flight hours may not reach the pre-pandemic levels. As such, OEMs may continue to directionally match their wide-body aircraft production rates with the reduced, albeit recovering, air traffic volume, which could lower demand for our products. If the pandemic worsens or there is significant uncertainty in the commercial aerospace industry’s recovery, we may find it difficult to access our existing financing or obtain additional financing and/or fund our operations and meet our debt service obligations.
In our Aerospace segment, demand by the general aviation markets for our products is dependent upon several factors, including capital investment, product innovations, economic growth and wealth creation and technology upgrades. In addition, the commercial airline industry is highly cyclical with significant downturns in the past and sensitive to such things as fuel price increases, labor disputes, global economic conditions, availability of capital to fund new aircraft purchase and upgrades of existing aircraft and passenger demand. A change in any of these factors could result in a further reduction in the amount of air travel and the ability of airlines to invest in new aircraft or to upgrade existing aircraft. Therefore, our business is directly affected by economic factors and other trends that affect our customers in the commercial aerospace industry. These factors would reduce orders for new aircraft and would likely reduce airlines’ spending for cabin upgrades for which we supply products, thus reducing our sales and profits. A reduction in air travel may also result in our commercial airline customers being unable to pay our invoices on a timely basis or at all.
We are a supplier on various new aircraft programs just entering or expected to begin production in the future. As with any new program, there is risk as to whether the aircraft or program will be successful and accepted by the market. As is customary for our business, we purchase inventory and invest in specific capital equipment to support our production requirements generally based on delivery schedules provided by our customer. If a program or aircraft is not successful, we may have to write-off all or a part of the inventory, accounts receivable and capital equipment related to the program. A write-off of these assets could result in a significant reduction of earnings and cause covenant violations relating to our debt agreements. This could result in our being unable to borrow additional funds under our bank credit facility or being obliged to refinance or renegotiate the terms of our indebtedness.
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

Our products are sold in highly competitive markets. Some of our competitors are larger, more diversified corporations and have greater financial, marketing, production and research and development resources than we do. As a result, they may be better able to withstand the effects of periodic economic downturns or other market changing events. Our operations and financial performance will be negatively impacted if our competitors:
•develop products that are superior to our products;
•develop products that are more competitively priced than our products;
•develop methods of more efficiently and effectively providing products and services; or
•adapt more quickly than we do to new technologies or evolving customer requirements.
We believe that the principal points of competition in our markets are product quality, price, design and engineering capabilities, product development, conformity to customer specifications, quality of support after the sale, timeliness of delivery and effectiveness of the distribution organization. Maintaining and improving our competitive position will require continued investment in manufacturing, engineering, quality standards, marketing, customer service and support and our distribution networks. If we do not maintain, or are otherwise unable to maintain, sufficient resources to make these investments, or are not successful in maintaining our competitive position, our business operations and financial performance will suffer.
We depend on government contracts and subcontracts with defense prime contractors and subcontractors that may not be fully funded, may be terminated, or may be awarded to our competitors. The failure to be awarded these contracts, the failure to receive funding or the termination of one or more of these contracts could reduce our sales. Sales to the U.S. government and its prime contractors and subcontractors represent a significant portion of our business. The funding of these programs is generally subject to annual congressional appropriations, and congressional priorities are subject to change. We cannot be certain that current levels of congressional funding for programs involving our products or services will continue and that our business related to these products and services will not decline or increase at currently anticipated levels, or that we will not be subject to delays in the negotiation of contracts or increased costs due to changes in the funding of U.S. government programs or government shutdowns. In addition, government expenditures for defense programs may decline or these defense programs may be terminated. A decline in governmental expenditures, a change in spending priorities (e.g., shifting funds to efforts to combat the impact of the pandemic or efforts to assist Ukraine in the Russia and Ukraine conflict), or the termination of existing contracts may result in a reduction in the volume of contracts awarded to us. Furthermore, on contracts for which we are a subcontractor and not the prime contractor, the U.S. government could terminate the prime contract for convenience or otherwise, irrespective of our performance as a subcontractor. Also, sales to the U.S. government and its contractors as well as foreign military and government customers, either directly or as a subcontractor to other contractors, often use a competitive bidding process and have unique purchasing and delivery requirements, which often makes the timing of sales to these customers unpredictable. We have resources applied to specific government contracts and if any of those contracts were terminated, we may incur substantial costs redeploying those resources.
Contracting in the defense industry is subject to significant regulation, including rules related to bidding, billing and accounting kickbacks and false claims, and any non-compliance could subject us to fines and penalties or possible debarment. Like all government contractors, we are subject to risks associated with this contracting. These risks include the potential for substantial civil and criminal fines and penalties. These fines and penalties could be imposed for failing to follow procurement integrity and bidding rules, employing improper billing practices or otherwise failing to follow cost accounting standards, receiving or paying kickbacks or filing false claims. We have been, and expect to continue to be, subjected to audits and investigations by government agencies. The failure to comply with the terms of our government contracts could harm our business reputation, which could significantly reduce our sales and earnings. It could also result in our suspension or debarment from future government contracts, which would adversely affect our business, financial condition, results of operations, and cash flows.
Strategic Risks
If we are unable to adapt to technological change, demand for our products may be reduced. The technologies related to our products have undergone, and in the future may undergo, significant changes. To succeed in the future, we will need to continue to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis, and we cannot be certain that we will be able to do so successfully, if at all, or on a timely, cost effective, or repeatable basis. Our competitors may develop technologies and products that are more effective than those we develop or that render our technology and products obsolete or noncompetitive. Furthermore, our products could become unmarketable if new industry standards emerge. We may have to modify our products significantly in the future to remain competitive, and new products we introduce may not be accepted by our customers.
Our new product development efforts may not be successful, which would result in a reduction in our sales and earnings. We may experience difficulties that could delay or prevent the successful development of new products or product enhancements, and new products or product enhancements may not be accepted by our customers. Because it is generally not possible to predict the amount of time required and the costs involved in achieving certain research, development, and engineering objectives, the development expenses we incur may exceed our cost estimates and estimated product development schedules may be extended. Furthermore, any new products we develop may not generate sales sufficient to offset our costs. If any of these events occur, our sales and profits could be adversely affected.
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
The threats we face vary from attacks common to most industries, such as ransomware attacks to disable critical infrastructure and extort companies for ransom payments, to more advanced and persistent, highly organized adversaries, including nation states, which target us and other defense contractors because we protect sensitive information. If we are unable to protect sensitive information, our customers or governmental authorities could question the adequacy of our threat mitigation and detection processes and procedures, and depending on the severity of the incident, our customers’ data, our employees’ data, our intellectual property, and other third-party data (such as subcontractors, suppliers and vendors) could be compromised. As a consequence of their persistence, sophistication and volume, we may not be successful in defending against all such attacks. Due to the evolving nature of these security threats, the impact of any future incident cannot be predicted.
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
If we experience a data security breach from an external source or from an insider threat, we may have a loss in sales or increased costs arising from the restoration or implementation of additional security measures, either of which could adversely affect our business and financial results. Other potential costs could include damage to our reputation, loss of brand value, incident response costs, loss of stock market value, regulatory inquiries, litigation and management distraction. A security breach that involves classified information could subject us to civil or criminal penalties, loss of a government contract, loss of access to classified information, or debarment as a government contractor. Similarly, a breach that involves loss of customer-provided data could subject us to loss of a customer, loss of a contract, litigation costs and legal damages and reputational harm.
Our inability to adequately enforce and protect our intellectual property or defend against assertions of infringement could prevent or restrict our ability to compete. We rely on patents, trademarks and proprietary knowledge and technology, both internally developed and acquired, in order to maintain a competitive advantage. Our inability to defend against the unauthorized use of these rights and assets could have an adverse effect on our results of operations and financial condition. We cannot assure you that our means of protecting our proprietary rights in the United States or abroad will be adequate, or that others will not develop technologies similar or superior to our technology or design around our proprietary rights. Litigation may be necessary to protect our intellectual property rights or defend against claims of infringement. This litigation could result in significant costs and divert our management’s focus away from operations. Refer to the risk factor related to pending patent infringement litigation below and Note 19 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this report for further discussion.
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
Price inflation for labor and materials, further exacerbated by the Russian invasion of Ukraine, could adversely affect our business, results of operations and financial condition. We experienced considerable price inflation in our costs for labor and materials during 2022, which adversely affected our business, results of operations and financial condition. We may not be able to pass through inflationary cost increases under our existing fixed-price contracts. Our ability to raise prices to reflect increased costs may be limited by competitive conditions in the market for our products and services. Russia’s invasion of Ukraine, and prolonged conflict there, may continue to result in increased inflation, escalating energy and commodity prices and increasing costs of materials. We continue to work to mitigate such pressures on our business operations as they develop. To the extent the war in Ukraine adversely affects our business as discussed above, it may also have the effect of heightening many of the other risks described herein, such as those relating to cybersecurity, supply chain, volatility in prices and market conditions, any of which could negatively affect our business and financial condition.
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
Some of our contracts contain late delivery penalties. Failure to deliver in a timely manner due to supplier and supply chain problems, labor availability, development schedule slides, manufacturing difficulties, or similar schedule-related events could have a material adverse effect on our business. No significant penalties have been incurred to date.
Our results of operations are affected by our fixed-price contracts, which could subject us to losses in the event that we have cost overruns. For the year ended December 31, 2022, fixed-price contracts represented almost all of the Company’s sales. On fixed-price contracts, we agree to perform the scope of work specified in the contract for a predetermined price. Depending on the fixed price negotiated, these contacts may provide us with an opportunity to achieve higher profits based on the relationship between our costs and the contract’s fixed price. However, we bear the risk that increased or unexpected costs may reduce our profit or cause us to incur a loss on the contract, which would reduce our net earnings. Because our ability to terminate contracts is generally limited, we may not be able to terminate our performance requirements under these contracts at all or without substantial liability and, therefore, in the event we are sustaining reduced profits or losses, we could continue to sustain these reduced profits or losses for the duration of the contract term.
The failure of our products may damage our reputation, necessitate a product recall or result in claims against us that exceed our insurance coverage, thereby requiring us to pay significant damages. Defects in the design and manufacture of our products may necessitate a product recall. We include complex system design and components in our products that could contain errors or defects, particularly when we incorporate new technology into our products. If any of our products are defective, we could be required to redesign or recall those products or pay substantial damages or warranty claims. Such an event could result in significant expenses, disrupt sales and affect our reputation and that of our products. We are also exposed to product liability claims. We carry aircraft and non-aircraft product liability insurance consistent with industry norms. However, this insurance coverage may not be sufficient to fully cover the payment of any potential claim. Additionally, should insurance market conditions change, aircraft and non-aircraft product liability insurance coverage may not be available in the future at a cost acceptable to us. A product recall or a product liability claim not covered by insurance could have a material adverse effect on our business, financial condition and results of operations.
Financial Risks
We have incurred losses in prior fiscal years and our future profitability is not certain. For the year ended December 31, 2022, we incurred a net loss of $35.7 million. Our operating results for future periods are subject to numerous uncertainties and we cannot be certain that we will be profitable or that we will not experience substantial net losses in the future. If we are not able to increase revenue and reduce our costs, we may not be able to achieve profitability in future periods and our business, financial condition, results of operations and cash flows may be adversely affected.
Our ABL Revolving Credit Facility and Term Loan Facility contain financial and restrictive covenants that we may be unable to satisfy, and that, if not satisfied, could result in the acceleration of any outstanding indebtedness thereunder and limit our ability to borrow additional funds. In addition, the terms of our ABL Revolving Credit Facility and Term Loan Facility contain covenants that restrict our current and future operations, particularly our ability to take certain actions. Our ABL Revolving Credit Facility and Term Loan Facility each subject us to various financial and other affirmative and negative covenants with which we must comply on an ongoing or periodic basis. These include financial covenants pertaining to minimum trailing four quarter EBITDA requirements, minimum liquidity requirements, minimum fixed charge coverage ratio requirements, maximum capital expenditure requirements, and excess cash flow repayment provisions. An unexpected decline in our revenues or operating income, including occurring as a result of events beyond our control, could cause us to violate our financial covenants. A covenant violation could result in a default under the ABL Revolving Credit Facility and Term Loan Facility. If any such default occurs, the lenders may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. Further, as the amount available to us under our credit facilities is subject to borrowing base calculations determined by the value of accounts receivable and inventory (under our ABL Revolving Credit Facility) and real estate and fixed assets (under our Term Loan Facility), an unexpected decline in the value of these assets would require a mandatory prepayment. If any of these events were to occur, we may not be able to pay our debts and other monetary obligations as they come due, and our ability to continue to operate as a going concern could be impaired, which could in turn cause a significant decline in our stock price and could result in a significant loss of value for our shareholders. Furthermore, the lenders also have the right in these circumstances to terminate any commitments they have to provide further borrowings, which could leave us without access to sufficient liquidity to operate our business. In addition, following an event of default, the lenders under the ABL Revolving Credit Facility and Term Loan Facility will have the right to proceed against the collateral granted to them to secure the debt, which includes our available accounts receivable, inventory, machinery and equipment, real estate and intellectual property. If the debt under the ABL Revolving Credit Facility and Term Loan Facility were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full our debt.
Additionally, our ABL Revolving Credit Facility and Term Loan Facility also contain a number of restrictive covenants that impose significant operating and financial restrictions on the Company and our subsidiaries and may limit our ability to engage in acts that we believe to be in our long-term best interests. The ABL Revolving Credit Facility and Term Loan Facility includes covenants restricting, among other things, the ability of the Company and our subsidiaries to:
•incur additional indebtedness;
•pay dividends on or repurchase our capital stock;
•make certain acquisitions or investments;
•sell assets; and
•engage in certain business activities.
The amount of debt we have outstanding, as well as any debt we may incur in the future, could have an adverse effect on our operational and financial flexibility. As of December 31, 2022, we had approximately $164.0 million of debt outstanding. Changes to our level of debt subsequent to December 31, 2022 could have significant consequences to our business, including the following:
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

Subject to the limits contained in our ABL Revolving Credit Facility and Term Loan Facility, we may incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks described above related to our debt could intensify.
A write-off of all or part of our goodwill or other intangible assets could adversely affect our operating results and net worth. At December 31, 2022, goodwill and net intangible assets were approximately 9.5% and 12.9% of our total assets, respectively. In 2020, we recorded goodwill impairment charges associated with four Aerospace reporting units, totaling $86.3 million. We had no such impairment charges during 2022 or 2021. Our goodwill and other intangible assets may increase in the future since our strategy includes growing through acquisitions. We may have to write-off all or part of our goodwill or purchased intangible assets if their value becomes impaired. Although this write-off would not result in an outlay of cash and is not included in the financial covenant calculation, it could reduce our earnings and net worth significantly.
We are subject to financing and interest rate exposure risks that could adversely affect our business, liquidity and operating results. Changes in the availability, terms and cost of capital, and increases in interest rates could cause our cost of doing business to increase and place us at a competitive disadvantage. At December 31, 2022, all of our debt was subject to variable interest rates.
Our future operating results could be impacted by estimates used to calculate impairment losses on long-lived assets. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make significant and subjective estimates and assumptions that may affect the reported amounts of tangible and intangible long-lived assets in the financial statements. These estimates are integral in the determination of whether a potential non-cash impairment loss exists as well as the calculation of that loss. Actual future results could differ from those estimates. As discussed in Note 22 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this report, we recorded a long-lived asset impairment charge of approximately $0.7 million in the year ending December 31, 2020. We had no such impairment charges in 2022 or 2021.
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
Changes in tax laws and regulations or exposure to additional tax liabilities could adversely affect our financial results. Changes in U.S. (federal or state) or foreign tax laws and regulations, or their interpretation and application, including those with retroactive effect, could result in increases in our tax expense and affect profitability and cash flows. For example, beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years for tax purposes. The most significant impact of this provision is to the cash tax liability for 2023 (as the liability for 2022 is partially offset by certain tax credits and loss carryforwards); the impact will decline annually thereafter over the five-year amortization period to an immaterial amount in year six.
Legal and Compliance Risks
We currently are involved in, and may become involved in the future in, legal proceedings that, if adversely adjudicated or settled, could materially and adversely impact our financial condition. As an aerospace company, we may become a party to litigation, including, among others, matters alleging product liability, warranty claims, intellectual property infringement, breach of commercial or government contract or other legal actions. In general, litigation claims can be expensive and time consuming to bring or defend against and could result in settlements or damages that could significantly and adversely impact our results of operations and financial condition.
Currently, our AES subsidiary is a defendant in actions filed in various jurisdictions by Lufthansa Technik AG relating to an allegation of patent infringement and based on rulings to date we have concluded that losses related to these proceedings are probable. If these actions are decided adversely against the Company, the associated damages could result in a material adverse effect on our results of operations or financial condition.
Refer to Note 19 of our consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this report for discussion on this and other legal proceedings. Other than these proceedings, we are not party to any significant pending legal proceedings that management believes will result in a material adverse effect on our results of operations or financial condition.
Our operations in foreign countries expose us to political and currency risks and adverse changes in local legal and regulatory environments. In 2022, approximately 9% of our sales were made by our subsidiaries in foreign countries, predominately in our subsidiaries in France and Canada. Net assets held by our foreign subsidiaries total $36.6 million at December 31, 2022. Approximately 22% of our consolidated sales in 2022 were made to customers outside of the United States. Our financial results may be adversely affected by fluctuations in foreign currencies and by the translation of the financial statements of our foreign subsidiaries from local currencies into U.S. dollars. We expect international operations and export sales to continue to contribute to our earnings for the foreseeable future. Both the sales from international operations and export sales are subject in varying degrees to risks inherent in doing business outside of the U.S. Such risks include the possibility of unfavorable circumstances arising from host country laws or regulations, changes in tariff and trade barriers and import or export licensing requirements, and political or economic reprioritization, insurrection, civil disturbance or war.
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
Trade policies, treaties, and tariffs could have a material adverse effect on our business. Our business is dependent on the availability of raw materials and components for our products, particularly electrical components common in the semiconductor industry. There is continued uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, and taxes. Under the Biden administration, changes in U.S. administrative policy could lead to changes in existing trade agreements, greater restrictions on free trade generally, and significant increases in tariffs on goods imported into the United States, particularly tariffs on products manufactures in China and Mexico, among other possible changes. These developments, or the perception that any of them could occur, could have a material effect on global economic conditions and the stability of global financial markets, and could significantly reduce global trade and, in particular, trade between the impacted nations and the United States.
We may face reputational, regulatory or financial risks from a perceived, or an actual, failure to achieve our sustainability goals. The increased focus on sustainability practices and disclosures is rapidly evolving, as is the criteria to measure our sustainability performance; both of which could result in greater expectations and may cause us to undertake costly initiatives to satisfy the evolving criteria. As we advance our sustainable business model, we are pursuing programs that we believe will improve our environmental practices, social engagement and how we govern ourselves. We periodically publish information about our sustainability goals, standards and frameworks. Achievement of these objectives is subject to risks and uncertainties, many of which are outside of our direct control, and it is possible we may fail, or be perceived to have failed, in the achievement of our sustainability goals. Also, certain customers, associates, shareholders, investors, suppliers, business partners, government agencies and non-governmental organizations may not be satisfied with our sustainability efforts. A failure or perceived failure of our sustainability goals could negatively affect our reputation and our results of operations.
This uncertainty includes: (i) the possibility of altering the existing tariffs or penalties on products manufactured outside the United States, including the U.S. government’s 25% tariff on a range of products from China; (ii) the effects stemming from the removal of such previously imposed tariffs; (iii) subsequent tariffs imposed by the United States on any other U.S. trading partners such as Russia; and (iv) potential tariffs imposed by trading partners on U.S. goods. The institution of trade tariffs on items imported by us from other countries could increase our costs, which could have a negative impact on our business.
We cannot predict whether, and to what extent, there may be changes to international trade agreements or whether quotas, duties, tariffs, exchange controls or other restrictions on our products will be changed or imposed. In addition, an open conflict or war across any region could affect our ability to obtain raw materials. For example, the current military conflict between Russia and Ukraine, and related sanctions, export controls or other actions that may be initiated by nations, including the United States, the European Union or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.) or potential sanctions or relevant export controls related to China or Taiwan could adversely affect our business and/or our supply chain or our business partners or customers in other countries beyond Russia and Ukraine. Although we currently maintain alternative sources for raw materials, if we are unable to source our products from the countries where we wish to purchase them, either because of the occurrence or threat of wars or other conflicts, regulatory changes or for any other reason, or if the cost of doing so increases, it could have a material adverse effect on our business, financial condition and results of operations. Disruptions in the supply of raw materials and components could temporarily impair our ability to manufacture our products for our customers or require us to pay higher prices to obtain these raw materials or components from other sources, which could have a material adverse effect on our business and our results of operations.
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

If we fail to meet expectations of securities analysts or investors due to fluctuations in our sales or operating results, our stock price could decline significantly. Our sales and earnings may fluctuate from quarter to quarter due to a number of factors, including delays or cancellations of programs and the impacts of the ongoing COVID-19 pandemic and supply chain challenges on revenues and costs. It is likely that in some future quarters our operating results may fall below the expectations of securities analysts or investors. In this event, the trading price of our stock could decline significantly.
Our stock price is volatile. For the year ended December 31, 2022, our stock price ranged from a low of $7.61 to a high of $14.71. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:
•our ability to comply with the financial and other affirmative and negative covenants included in our ABL Revolving Credit Facility and Term Loan Facility;
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None
ITEM 2.    PROPERTIES
On December 31, 2022, we own or lease 1.2 million square feet of space, distributed by segment as follows:

	Owned	Leased	Total
Aerospace	625,000	405,000	1,030,000
Test Systems	—	122,000	122,000
Total Square Feet	625,000	527,000	1,152,000
We have principal operations in the U.S., Canada, France and the UK, as well as engineering offices in Ukraine and India.
Upon the expiration of our current leases, we believe that we will be able to either secure renewal terms or enter into leases for or purchases of alternative locations at market terms. We believe that our properties have been adequately maintained and are generally in good condition.
ITEM 3.    LEGAL PROCEEDINGS
Currently, we are involved in legal proceedings relating to allegations of patent infringement and, based on rulings to date, we have concluded that losses related to certain of these proceedings are probable. For a discussion of contingencies related to legal proceedings, see Note 19 to our consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this report.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s Common Stock is traded on the Nasdaq Global Select Market under the symbol “ATRO”. The approximate number of shareholders of record as of March 6, 2023, was 0 for Common Stock and 0 for Class B Stock.
The Company has not paid any cash dividends in the three-year period ended December 31, 2022. The Company has no plans to pay cash dividends as it plans to retain all cash from operations as a source of capital to service debt and finance working capital and growth in the business.
The following table summarizes our purchases of our common stock for the quarter ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that may yet be Purchased Under the Program
October 2 - October 29	—	$—	—	$41,483,815
October 30 - November 26	—	$—	—	$41,483,815
November 27 - December 31*	588	$10.14	—	$41,483,815
Total	588	$10.14	—
*Represents shares withheld for taxes on the net settlement of RSU issuances
On September 17, 2019, the Board of Directors authorized an additional share repurchase program. This program authorizes repurchases of up to $50 million of common stock. Cumulative repurchases under this plan were approximately 310,000 shares at a cost of $8.5 million before the 10b5-1 plan associated with the share repurchase program was terminated on February 3, 2020. There have been no repurchases under this plan since that date.

The following graph compares the Company’s annual percentage change in cumulative total return on common shares over the past five years with the cumulative total return of companies comprising the S&P 500 Index and the NASDAQ Composite Index. This presentation assumes that $100 was invested in shares of the relevant issuers on December 31, 2017, and that dividends received were immediately invested in additional shares. The graph plots the value of the initial $100 investment at one-year intervals for the fiscal years shown.

		2017	2018	2019	2020	2021	2022
Astronics Corp.	Return %	—	(13.30)	(8.21)	(52.67)	(9.30)	(14.18)
	Cum $	100.00	86.70	79.58	37.67	34.17	29.32
S&P 500 Index - Total Returns	Return %	—	(4.38)	31.49	18.40	28.71	(18.11)
	Cum $	100.00	95.62	125.72	148.85	191.58	156.88
NASDAQ Composite-Total Return	Return %	—	(2.84)	36.69	44.92	22.18	(32.54)
	Cum $	100.00	97.16	132.81	192.47	235.15	158.65

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
We have two reportable segments, Aerospace and Test Systems. Our Aerospace segment has principal operating facilities in the United States, Canada and France. Our Test Systems segment has principal operating facilities in the United States and the United Kingdom. We have engineering offices in Ukraine and India.
Our Aerospace segment designs and manufactures products for the global aerospace industry. Product lines include lighting and safety systems, electrical power generation, distribution and seat motion systems, aircraft structures, avionics products, systems certification, and other products. Our primary Aerospace customers are the airframe manufacturers (“OEM”) that build aircraft for the commercial transport, military and general aviation markets, suppliers to those OEMs, aircraft operators such as airlines, suppliers to the aircraft operators, and branches of the U.S. Department of Defense (“USDOD”). Our Test Systems segment designs, develops, manufactures and maintains automated test systems that support the aerospace and defense and mass transit industries as well as training and simulation devices for both commercial and military applications. In the Test Systems segment, Astronics’ products are sold to a global customer base including OEMs and prime government contractors for both electronics and military products.
Our strategy is to increase our value by developing technologies and capabilities, either internally or through acquisition, and using those capabilities to provide innovative solutions to our targeted markets where our technology can be beneficial.
Important factors affecting our growth and profitability are the ongoing impacts of the COVID-19 pandemic and the timing and extent of recovery (as discussed more fully below), supply chain and labor market pressures, the rate at which new aircraft are produced, government funding of military programs, our ability to have our products designed into new aircraft and the rates at which aircraft owners, including commercial airlines, refurbish or install upgrades to their aircraft. New aircraft build rates and aircraft owners spending on upgrades and refurbishments is cyclical and dependent on the strength of the global economy. Once one of our products is designed into a new aircraft, the spare parts business is also frequently retained by the Company. Future growth and profitability of the Test Systems business is dependent on developing and procuring new and follow-on business. The nature of our Test Systems business is such that it pursues large, often multi-year, projects. There can be significant periods of time between orders in this business which may result in large fluctuations of sales and profit levels and backlog from period to period. Test Systems segment customers include the USDOD, prime contractors to the USDOD, mass transit operators and prime contractors to mass transit operators.
Each of the markets that we serve presents opportunities that we expect will provide growth for the Company over the long-term. We continue to look for opportunities in all of our markets to capitalize on our core competencies to expand our existing business and to grow through strategic acquisitions.
Challenges which continue to face us include the ongoing COVID-19 pandemic and its continued impact on the aerospace industry, supply chain pressures including material availability and cost increases, labor availability and cost, inflationary pressures, and improving shareholder value through increasing profitability. Increasing profitability is dependent on many things, primarily sales growth, both acquired and organic, and the Company’s ability to pass cost increases along to customers and control operating expenses and to identify means of creating improved productivity. Sales are driven by increased build rates for existing aircraft, market acceptance and economic success of new aircraft and our products, continued government funding of defense programs, the Company’s ability to obtain production contracts for parts we currently supply or have been selected to design and develop for new aircraft platforms and continually identifying and winning new business for our Test Systems segment.
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
Our ABL Revolving Credit Facility and Term Loan Facility each subject us to various financial and other affirmative and negative covenants with which we must comply on an ongoing or periodic basis. These include financial covenants pertaining to minimum trailing four quarter EBITDA requirements, minimum liquidity requirements and minimum fixed charge coverage ratio requirements, and excess cash flow repayment provisions. An unexpected decline in our revenues or operating income, including occurring as a result of events beyond our control, could cause us to violate our financial covenants. During 2023, given the ongoing challenges faced in our business as described herein, including as a result of the COVID-19 pandemic and its continued impact on the aerospace industry, and based upon our 2023 Outlook as described herein, our ability to satisfy the already tight financial covenants in our ABL Revolving Credit Facility and Term Loan Facility is expected to be challenging and is an item that our management team will be closely monitoring throughout the year. while the company expects to remain in compliance with the required financial covenants for the duration of the agreements, any unexpected negative impacts to our business, including as a result of additional supply chain pressures, the timing of customer orders and our ability to delivery schedules, or labor availability and cost pressures, could result in lower revenues and reduced financial profits, and, as a result thereof, our inability to satisfy the financial covenants in our ABL Revolving Credit Facility and Term Loan Facility during 2023.
See Part I, Item 1A, Risk Factors, for an additional discussion of risks associated with our potential inability to satisfy the financial and restrictive covenants set forth in the ABL Revolving Credit Facility and Term Loan Facility.
In September 2021, the Company entered into an agreement with the U.S. Department of Transportation (“USDOT”) under the Aviation Manufacturing Jobs Protection Program (“AMJP”) for a grant of up to $14.7 million. The Company received $7.4 million under the grant in 2021, $5.2 million in the first quarter of 2022 and $2.1 million in the third quarter of 2022. The grant benefit was recognized over the six-month performance period as a reduction to cost of products sold in proportion to the compensation expense that the award is intended to defray. During the years ended December 31, 2022 and 2021, the Company recognized $6.0 million and $8.7 million of the award, respectively.
The COVID-19 pandemic caused a significant impact on our sales and net income for fiscal 2022, 2021 and 2020. The pandemic adversely impacted customer demand for all market channels, with commercial transport (both OEM and aftermarket channels) being the most adversely impacted due to the pandemic's impact on air travel worldwide. As a result, the Company executed restructuring activities in the form of workforce reduction to better align capacity with expected demand. Restructuring charges in severance expense totaling $0.6 million, associated primarily with the Aerospace segment, were recorded in the year ended December 31, 2021, compared with $4.9 million recorded in the year ended December 31, 2020.
We are also monitoring the ongoing conflict between Russia and Ukraine and the related export controls and financial and economic sanctions imposed on certain industry sectors, including the aviation sector, and parties in Russia by the U.S., the U.K., the European Union and others. Although the conflict has not resulted in a direct material adverse impact on our business to date, the implications of the Russia and Ukraine conflict in the short-term and long-term are difficult to predict at this time. Factors such as increased energy costs, the availability of certain raw materials for aircraft manufacturers, embargoes on flights from Russian airlines, sanctions on Russian companies, and the stability of Ukrainian customers could impact the global economy and aviation sector.
DIVESTITURES
On February 13, 2019, the Company completed a divestiture of its semiconductor test business within the Test Systems segment. The total proceeds of the divestiture included two elements of contingent purchase consideration (“earnout”). In the fourth quarter of 2021, the Company agreed to an earnout payment of $10.7 million for the calendar 2020 earnout, which was recorded in 2021 as a separate line item below operating loss and was received by the Company in early January 2022. In March 2022, the Company agreed with the earnout calculation for the calendar 2021 earnout in the amount of $11.3 million. The Company recorded the gain and received the payment in the first quarter of 2022. In February 2023, the Company was notified by the buyer that they have calculated $3.4 million as being payable for the calendar 2022 earnout. The Company is in the process of reviewing the calculation and expects to record the additional gain on sale, and receive the payment, in the first quarter of 2023. We are not eligible for any further earnout payments related to this divestiture. See further information in Note 21 in Item 8, Financial Statements and Supplementary Data, of this report.
On October 6, 2021, the Company sold one of its Aerospace buildings for $9.2 million. Net cash proceeds were approximately $8.8 million and a gain on sale of approximately $5.0 million was recorded. The operation has been integrated into another facility.

MARKETS
Commercial Transport Market
The commercial transport market is our largest end market with sales driven by new aircraft production and aftermarket airline retrofit programs. In the commercial transport market, while many of our key long-term fundamentals remain intact, we continue to see near-term market pressure due to effects of the COVID-19 pandemic and certain supply chain challenges. Despite increases in sales in 2022 compared to the prior year, we expect 2023 will remain challenging for our commercial transport products with improvement expected to continue throughout 2023 driven by the planned increased production rate of the 737 MAX and an expectation of improved activity with our airline customers. Aircraft build rates are expected to improve modestly during 2023 from current levels as production of the 737 MAX and A-320 picks up, and the aftermarket is expected to strengthen over the course of the year as aircraft utilization and load factors increase. On the other hand, wide-body production rates and usage are expected to remain depressed throughout 2023 and possibly for several years due to low international travel demand caused by the COVID-19 pandemic, though we are seeing signs of recovery in the widebody/long-haul market.
Sales to the commercial transport market include sales of lighting and safety systems, electrical power and seat motion systems, aircraft structures, avionics products and systems certification. Sales to this market totaled approximately $314.6 million or 58.8% of our consolidated sales in 2022. As a result of the COVID-19 pandemic and its adverse impact on air travel worldwide, the commercial aerospace industry has been significantly disrupted, but has shown continued improvement during 2022.
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
Military Aerospace Market
Sales to the military aerospace market include sales of lighting and safety products, avionics products, electrical power and seat motion products and structures products. Sales to this market totaled approximately 10.2% of our consolidated sales and amounted to $54.5 million in 2022.
The military market is dependent on governmental funding which can change from year to year. Risks are that overall spending may be reduced in the future, specific programs may be eliminated or that we fail to win new business through the competitive bid process. Astronics does not have significant reliance on any one program such that cancellation of a particular program will cause material financial loss. We believe that we will continue to have opportunities similar to past years with respect to this market.
General Aviation Market
The general aviation market has also been impacted by the pandemic with new aircraft build rates significantly lower than pre-pandemic levels. Most of our sales in this market are line-fit products driven by aircraft build rates although there are some aftermarket sales as well. We expect improvement in 2023 as build rates are expected to increase.
Sales to the general aviation market include sales of lighting and safety products, avionics products, and electrical power and seat motion products. Sales to this market totaled approximately 11.9% of our consolidated sales in 2022 and amounted to $63.4 million.
Sales to the general aviation market are driven by our ship set content on new aircraft and build rates of new aircraft. General aviation OEM build rates are impacted by global wealth creation and corporate profitability. We continue to see opportunities on new aircraft currently in the design phase to employ our lighting and safety, electrical power and avionics technologies in this market. There is risk involved in the development of products for any new aircraft including the risk that the aircraft will not ultimately be produced or that it will be produced in lower quantities than originally expected and thus impacting our return on our engineering and development efforts.

Test Systems Products
Sales by our Test Systems segment accounted for approximately 13.8% of our consolidated sales in 2022 and amounted to $73.7 million. This segment designs, develops, manufactures and maintains automated test systems that support the aerospace and defense, communications and mass transit industries as well as training and simulation devices for both commercial and military applications. Sales to the aerospace and defense market were $49.3 million in 2022. Sales to the mass transit market were $13.5 million and sales to other markets were $10.9 million in 2022.
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
CRITICAL ACCOUNTING ESTIMATES
Our financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles. The preparation of the Company’s financial statements requires management to make estimates, assumptions and judgments that affect the amounts reported. These estimates, assumptions and judgments are affected by management’s application of accounting policies, which are discussed in the Notes to Consolidated Financial Statements, Note 1 in Item 8, Financial Statements and Supplementary Data, of this report. The critical accounting policies have been reviewed with the Audit Committee of our Board of Directors.
Revenue Recognition
Astronics recognizes revenue when it transfers control of a promised good or service to a customer in an amount that reflects the consideration it expects to receive in exchange for the good or service. Our performance obligations are satisfied and control is transferred either at a point-in-time or over-time. The majority of our revenue is recognized at a point-in-time when control is transferred, which is generally evidenced by the shipment or delivery of the product to the customer, a transfer of title, a transfer of the significant risks and rewards of ownership, and customer acceptance. For certain contracts under which we produce products with no alternative use and for which we have an enforceable right to recover costs incurred plus a reasonable profit margin for work completed to date and for certain other contracts under which we create or enhance a customer-owned asset while performing repair and overhaul services, control is transferred to the customer overtime. The Company recognizes revenue using an over time recognition model for these types of contracts.
We utilize the cost-to-cost method as a measure of progress for performance obligations that are satisfied over time as we believe this input method best represents the transfer of control to the customer. Under the cost-to-cost method, the extent of progress toward completion is measured based on the proportion of costs incurred to date to the total estimated costs at completion of the performance obligation. These projections require management to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead, capital costs, and manufacturing efficiency. We review our cost estimates on a periodic basis, or when circumstances change and warrant a modification to a previous estimate. Cost estimates are largely based on negotiated or estimated purchase contract terms, historical performance trends and other economic projections.
See Note 2 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this report for a further description of revenue recognition under ASC 606.
Reviews for Impairment of Goodwill
Our goodwill is the result of the excess of purchase price over net assets acquired from acquisitions. As of December 31, 2022 and 2021, we had approximately $58.2 million and $58.3 million of goodwill, respectively.
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
The Company’s four reporting units remaining with goodwill as of the first day of our fourth quarter were subject to the annual goodwill impairment test. Based on our quantitative assessments of our reporting units, we concluded that goodwill was not impaired in 2022 or 2021.
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
CONSOLIDATED RESULTS OF OPERATIONS, PERFORMANCE AND OUTLOOK

(In thousands, except percentages, employees and per share data)	2022	2021
RESULTS OF OPERATIONS:
Sales	$534,894	$444,908
Gross Margin	13.4%	14.7%
SG&A Expenses as a Percentage of Sales	19.0%	22.3%
Net Gain on Sale of Facility	$—	$5,014
Loss from Operations	$(30,044)	$(28,674)
Operating Margin	(5.6)%	(6.4)%
Net Gain on Sale of Businesses	$11,284	$10,677
Other Expense, Net of Other Income	$1,611	$2,159
Interest Expense, Net	$9,422	$6,804
Effective Tax Rate	(20.0)%	5.1%
Net Loss	$(35,747)	$(25,578)
Net Loss Margin	(6.7)%	(5.7)%
Diluted Loss Per Share	$(1.11)	$(0.82)
Weighted Average Shares Outstanding – Diluted	32,164	31,061
OTHER YEAR-END DATA:
Number of Employees	2,400	2,100
A discussion by segment can be found at “Segment Results of Operations and Outlook” in this MD&A.
CONSOLIDATED OVERVIEW OF OPERATIONS
2022 Compared With 2021
Consolidated sales were up $90.0 million to $534.9 million compared to the prior year. Aerospace sales were up $96.0 million. Test System sales decreased $6.0 million. The increase in sales validates both the recovery we are seeing in our commercial aerospace market as well as the progress being made with our supply chain. Although challenges remain, our supply chain continues to improve, which is necessary for us to meet our goals for the year.
Consolidated cost of products sold were up $83.8 million to $463.4 million in 2022 from $379.5 million in the prior year. The increase was primarily due to higher volume as the global aerospace industry continues its recovery from the COVID-19 pandemic coupled with increased costs associated with material and labor inflation. The current year period benefited from $6.0 million recognized as an offset to cost of products sold related to the AMJP award, compared to a benefit from the grant of $8.7 million in the prior year. Research and development expenses increased $5.0 million due to higher innovation spend. Margins remained under pressure in the quarter because of inflation and supply chain workarounds. We are passing on increased costs where we can although it will take time to roll through sales. We are expecting improvement in pricing as well as reduction in certain input costs as we advance through 2023.
Selling, general and administrative (“SG&A”) expenses were $101.6 million compared with $99.1 million for the prior year period primarily due to increased wages and benefits. The current-year period reflects $3.1 million related to the settlement of a litigation claim, a customer accommodation dispute, and a lease termination settlement. The prior-year period also benefited from a $2.2 million non-cash reduction of the fair value of a contingent consideration liability. During the prior year period, the Company also recorded an $8.4 million reserve related to its ongoing patent litigation dispute.
On October 6, 2021, the Company sold one of its Aerospace buildings for $9.2 million. Net cash proceeds were approximately $8.8 million and a gain on sale of approximately $5.0 million was recorded. The operation has been integrated into another facility.
The Company recorded gains of $11.3 million and $10.7 million in 2022 and 2021, respectively, as additional gain on the sale of the Company’s former semiconductor business resulting from the contingent earnout payments for the 2021 and 2020 calendar year. In February 2023, the Company was notified by the buyer that they have calculated $3.4 million as being payable for the calendar 2022 earnout. The Company is in the process of reviewing the calculation and expects to record the additional gain on the sale, and receive the payment, in the first quarter of 2023. We are not eligible for any further earnout payments related to this divested business.
Consolidated net loss was $35.7 million, or $(1.11) per diluted share, compared with net loss of $25.6 million, or $(0.82) per diluted share in the prior year.
Income Taxes
Our effective tax rates for 2022 and 2021 were (20.0)% and 5.1%, respectively. In the past, research and development costs were deducted as incurred. However, beginning with the 2022 tax year, these costs are required to be capitalized for tax purposes and amortized over 5 years. While this would typically result in the creation of an associated deferred tax asset, due to our cumulative three-year pre-tax loss, a valuation allowance was applied against the deferred tax asset. In addition to state income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rate (21% in 2022 and 2021) and our effective tax rate:
2022:
•Recognition of approximately $13.2 million of valuation allowance against federal deferred tax assets. See Note 11 of the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this report for additional information.
•Recognition of approximately $2.6 million of 2022 U.S. R&D tax credits.
2021:
•Recognition of approximately $6.8 million of valuation allowance against federal deferred tax assets. See Note 11 of the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this report for additional information.
•Recognition of approximately $2.6 million of 2021 U.S. R&D tax credits which were offset by the federal valuation allowance recognized during the year.
2021 Compared With 2020
For a comparison of our results of operations for the years ended December 31, 2021 and 2020, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 4, 2022.
COVID-19 Impacts on Our Business
On March 11, 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic. The spread of the COVID-19 pandemic disrupted businesses on a global scale, led to significant volatility in financial markets and affected the aviation and industrial industries. The impacts of the pandemic have placed labor and supply chain pressures on our business and we have been impacted by customer demand variability. Although we saw stable and growing backlog throughout 2022 in our aerospace business, disruptions are ongoing and continue to adversely challenge our commercial transport market. While we remain bullish about the aerospace business, we believe the recovery to pre-pandemic activity, particularly in the widebody market, will take longer than originally anticipated at the outset of the pandemic. As economic activity continues to recover, we will continue to monitor the situation, assessing further possible implications on our operations, supply chain, liquidity, cash flow and customer orders.
See Part I, Item 1A, Risk Factors, for an additional discussion of risk related to supply chain disruptions.
2023 Outlook
Bookings in 2022 of $690.6 million demonstrates continued strong demand for our products and further substantiates our expectations for another 20% increase in sales in 2023. We are forecasting revenue of $640 million to $680 million for 2023. The midpoint of this range would represent growth of 23% for the year, slightly higher than the 20% growth achieved in 2022. We are encouraged by our fourth quarter revenue performance, our record backlog, and continued strong demand which is beginning to benefit from a recovery in the widebody/long-haul market. The first quarter is expected to be our lightest with revenue in the range of $140 million to $150 million. We expect subsequent quarterly revenue to be in the range of $160 million to $185 million, increasing throughout the year.
Our ability to meet forecast for 2023 will depend on the cooperation of our supply chain, which we perceive is slowly improving. Challenges certainly remain, but our supply base is getting more predictable and the ratio of positive surprises relative to negative surprises is improving. We have record backlog going into 2023, and believe our supply chain will support our expected revenue range.
At December 31, 2022, our consolidated backlog was $571.4 million. At December 31, 2021, our backlog was $415.7 million. Backlog in the Aerospace segment was $477.7 million at December 31, 2022, of which $402.4 million is expected to be recognized as revenue in 2023. Backlog in the Test Systems segment was $93.7 million at December 31, 2022. The Test Systems segment expects to recognize $49.0 million of backlog as revenue in 2023.
Cash taxes related to 2022 are expected to be in the range of $6 million to $8 million. Cash taxes related to the 2023 calendar year activity are expected to be in the range of $12 million to $14 million.
Capital equipment spending in 2023 is expected to be in the range of $17 million to $20 million, up from $7.7 million in 2022, due to investments in customer programs.
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
AEROSPACE SEGMENT

(In thousands, except percentages)	2022	2021
Sales	$461,196	$365,238
Operating Loss	$(1,883)	$(8,614)
Operating Margin	(0.4)%	(2.4)%

	2022	2021
Total Assets	$481,416	$458,334
Backlog	$477,660	$334,659

Sales by Market	2022	2021
Commercial Transport	$314,564	$201,990
Military	54,534	70,312
General Aviation	63,395	56,673
Other	28,703	36,263
Total	$461,196	$365,238

Sales by Product Line	2022	2021
Electrical Power & Motion	$187,446	$141,746
Lighting & Safety	124,347	103,749
Avionics	97,234	64,901
Systems Certification	17,222	13,050
Structures	6,244	5,529
Other	28,703	36,263
Total	$461,196	$365,238
2022 Compared With 2021
Aerospace segment sales increased $96.0 million, or 26.3%, to $461.2 million. Commercial transport sales increased 55.7%, or $112.6 million, and drove the improvement. Sales to this market were $314.6 million compared with $202.0 million in 2021. Improving domestic airline travel is driving higher fleet utilization, higher airline spending and increased narrowbody production rates which are driving demand for Astronics’ products.
General Aviation sales increased $6.7 million, or 11.9%, to $63.4 million due in part to higher demand in the business jet market for antenna systems. The Company expects strong demand in the business jet industry to drive higher OEM production rates in the near future, resulting in further increases in demand for its products.
Military aerospace sales decreased $15.8 million, or 22.4%, to $54.5 million. The prior-year period benefited from incremental non-recurring engineering revenue associated with development programs and higher sales of lighting and safety and avionics products.
Other revenue decreased $7.6 million to $28.7 million driven by decreased contract manufacturing programs.
Electrical Power & Motion sales increased $45.7 million compared with the prior-year period. Additionally, Avionics sales increased by $32.3 million and Lighting & Safety sales increased by $20.6 million.
Aerospace segment operating loss was $1.9 million compared with operating loss of $8.6 million last year. Lower operating loss was driven by higher volume primarily in the commercial transport market and $5.2 million higher research and development expenses, but was partially offset by increased material and labor costs. Operating loss in the current year included $6.0 million offset to cost of products sold from the Aviation Manufacturing Jobs Protection (“AMJP”) Program grant and $2.6 million of expense related to settlements of a litigation claim and a customer accommodation claim. The prior year period included $8.7 million of AMJP benefit and a $5.0 million gain on the sale of a facility. During the prior year period, the Company also recorded an $8.4 million reserve related to its ongoing patent litigation dispute.
2021 Compared With 2020
For a comparison of Aerospace segment results for the years ended December 31, 2021 and 2020, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 4, 2022.
2023 Outlook for Aerospace
Aerospace bookings in 2022 were $604.2 million, for a book-to-bill ratio of 1.31:1. The Aerospace segment’s backlog at December 31, 2022 was $477.7 million, compared to $334.7 million at December 31, 2021. Approximately $402.4 million of the December 31, 2022 backlog is expected to be recognized as revenue over the next twelve months.

TEST SYSTEMS SEGMENT

(In thousands, except percentages)	2022	2021
Sales	$73,698	$79,670
Operating Loss	$(8,118)	$(3,765)
Operating Margin	(11.0)%	(4.7)%

	2022	2021
Total Assets	$111,513	$105,335
Backlog	$93,696	$81,033
2022 Compared With 2021
Test Systems segment sales were $73.7 million, down $6.0 million compared with the prior year driven by lower revenue on defense and mass transit programs.
Test Systems operating loss was $8.1 million, or 11.0% of sales, compared with an operating loss of $3.8 million, or 4.7% of sales, in 2021. The higher operating loss was primarily attributable to mix and underabsorption of fixed costs due to volume and investments in staffing in preparation for the expected contract award from the U.S. Army. As previously disclosed, Astronics Test Systems was selected as the down select winner for the development of its Radio Test Set referred to as TS-4549/T. The Test Systems segment has been investing in significant new development programs which are expected to result in more profitable business in the near future.
2021 Compared With 2020
For a comparison of Test Systems segment results for the years ended December 31, 2021 and 2020, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 4, 2022.
2023 Outlook for Test Systems
Bookings for the Test Systems segment in 2022 were $86.4 million, for a book-to-bill ratio of 1.17:1 for the year. Backlog in the Test Systems segment was $93.7 million at December 31, 2022, compared to $81.0 million at December 31, 2021. The Test Systems segment expects to recognize $49.0 million of backlog as revenue in 2023.
In 2022, as mentioned above, our Test Systems business was down-selected by the U.S. Army as the winner of the TS-4549/T radio test competition. A directed sole-source procurement is underway to finalize the terms of a contract, a process that is expected to be completed in the third quarter. Preliminarily, the Company expects the program to generate sales of $200 million over the next seven years.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
For further information on our contractual obligations and other commitments as of December 31, 2022 and estimated timing thereof, see the notes referenced below, in Item 8, Financial Statements and Supplementary Data, of this report.
Long-term Debt and Interest Payments — Refer to Note 8, Long-Term Debt, in this report. The Company completed a financing transaction totaling $205 million subsequent to the year ending December 31, 2022, which refinanced its previous revolving credit facility that was scheduled to mature in November 2023. The new financing consists of a $90 million asset-based Term Loan Facility and a $115 million asset-based revolving credit facility. The maturity date of the Term Loan Facility is the earlier of the stated maturity date of the ABL Revolving Credit Facility or January 19, 2027, provided the ABL Revolving Credit Facility is extended beyond that date. The Term Loan Facility has an interest rate of SOFR plus 8.75% and is collateralized primarily by real estate, fixed assets and intellectual property. Amortization of the term loan principal will begin in April 2023 with a monthly amortization rate of 0.292% of the outstanding term loan principal balance for the period April 1, 2023 through June 1, 2023, increasing to 0.542% per month for the period July 1, 2023 through September 1, 2023, then increasing to 0.833% monthly thereafter. During 2023, scheduled principal payments of $4.5 million are due under the Term Loan Facility. The Term Loan Facility requires a commitment fee of $4.5 million, $1.8 million of which was paid on the closing date, $1.8 million of which will be paid on June 19, 2023 and $0.9 million of which will be paid on the date that the financial statements and compliance certificate for the fiscal quarter of the Company ending on or about March 31, 2024 are required to be delivered under the Term Loan Facility. The revolving credit facility has a scheduled maturity of January 19, 2026, an interest rate of SOFR plus 2.25% to 2.75% and is collateralized primarily by inventory and accounts receivable. The revolving credit facility requires a quarterly commitment fee under the revolving credit agreement in an amount equal to 0.25% or 0.375% based on the Company’s average excess availability. Future interest payments under the two credit facilities of approximately $52.5 million have been estimated using the applicable interest rate of each debt facility based on expected future borrowings and scheduled term loan repayments. Actual future ABL borrowings and rates may differ from those used to estimate the amounts discussed above.
Purchase Obligations — Purchase obligations are comprised of the Company’s commitments for goods and services in the normal course of business and amount to approximately $155.8 million payable over the next twelve months.
Supplemental Retirement Plan and Post Retirement Obligations — Anticipated payments related with the Company’s defined benefit plans are detailed in Note 13, Retirement Plans and Related Post Retirement Benefits in Item 8, Financial Statements and Supplementary Data, of this report.
Lease Obligations — Refer to Note 10, Leases in Item 8, Financial Statements and Supplementary Data, of this report for details on obligations and timing of expected future lease payments, including a five-year maturity schedule. These amounts exclude annual operating lease payments of approximately $1.7 million per year through 2033, which represents legal binding lease payments for leases signed, but not yet commenced.
Legal Reserves — Refer to Note 19, Legal Proceeding in Item 8, Financial Statements and Supplementary Data, of this report for management’s estimate of damages to be paid related to our ongoing litigation with Lufthansa Technik and timing thereof.

LIQUIDITY AND CAPITAL RESOURCES

(In thousands)	2022	2021
CASH FLOW DATA:
Net Cash Flows from:
Operating Activities	$(28,312)	$(5,530)
Investing Activities	$14,386	$3,179
Financing Activities	$(1,412)	$(7,505)
YEAR-END FINANCIAL POSITION:
Working Capital (1)	$213,682	$221,248
Indebtedness	$164,000	$163,000
OTHER YEAR-END DATA:
Capital Expenditures	$7,675	$6,034
(1) Working capital is calculated as the difference between Current Assets and Current Liabilities.
Our cash flow from operations and available borrowing capacity provide us with the financial resources needed to run our operations and reinvest in our business.
Our ability to maintain sufficient liquidity is highly dependent upon achieving expected operating results. Failure to achieve expected operating results could have a material adverse effect on our liquidity, our ability to obtain financing or access our existing financing, and our operations in the future.
Operating Activities
Cash used for operating activities totaled $28.3 million in 2022, as compared with $5.5 million cash used for operating activities in 2021. Cash flow from operating activities decreased compared with the 2021 primarily related to increases in net operating assets, primarily accounts receivable and inventory, more than offsetting cash received from income tax refunds and the AMJP program. Accounts receivable has increased with a higher volume of sales while inventory balances have increased to fulfill customer demand in upcoming quarters coupled with increased lead times on certain key components required to be purchased further in advance. Non-cash items in 2022 and 2021 include the $11.3 million and $10.7 million earnout from the sale of the semiconductor business, respectively. Additional non-cash items in 2021 include the $5.0 million net gain on the sale of facilities within the Aerospace segment, as well as the $8.4 million incremental reserve for estimated impacts of the intellectual property dispute with Lufthansa Technik.
Our cash flows from operations are primarily dependent on our net income (loss) adjusted for non-cash expenses and income and the timing of collections of receivables, inventory levels and payments to suppliers and employees. Sales and operating results of our Aerospace segment are influenced by the impact of the COVID-19 pandemic on the aerospace industry, in particular, build rates of new aircraft, which are subject to general economic conditions, airline passenger travel and spending for government and military programs. Our Test Systems segment sales depends in part on capital expenditures of the aerospace and defense industry which, in turn, depend on current and future demand for those products. A reduction in demand for our customers’ products would adversely affect our operating results and cash flows.
The Company generated positive cash flows from operations in the fourth quarter of 2022, and expects to continue to do so for the full year ending December 31, 2023.
Investing Activities
Cash provided by investing activities in 2022 was $14.4 million. Investing cash flows in 2022 were positively impacted by the receipt of $10.7 million and $11.3 million related to the calendar 2020 and 2021 earnouts, respectively, from the sale of the semiconductor business, offset by $7.7 million in capital expenditures.
Cash provided by investing activities in 2021 was $3.2 million, primarily the result of $9.2 million in proceeds from the sale of assets within the Aerospace segment, offset by purchases of property, plant and equipment (“PP&E”) of $6.0 million.
Our expectation for 2023 is that we will invest between $17 million and $20 million for PP&E. Future requirements for PP&E depend on numerous factors, including expansion of existing product lines and introduction of new products. Management believes that our cash flow from operations and current borrowing arrangements will provide for these capital expenditures. We expect to continue to evaluate acquisition opportunities in the future.

Financing Activities
Cash used for financing activities totaled $1.4 million for 2022, as compared with cash used for financing activities of $7.5 million for 2021. The Company made net repayments towards our senior credit facility of $1.0 million in 2022 compared with net repayments of $10.0 million in 2021, coupled with $2.4 million in costs associated with amending and refinancing our credit facility in 2022.
The Company's long-term debt at December 31, 2022 and 2021 consisted of borrowings under its Fifth Amended and Restated Credit Agreement (the “Agreement”). On March 1, 2022, the Company executed an amendment to the Agreement, which reduced the revolving credit line from $375 million to $225 million and extended the maturity date of the loans under the facility from February 16, 2023 to May 30, 2023. On August 9, 2022, the Company executed a further amendment to the Agreement, which reduced the revolving credit line from $225 million to $190 million until September 12, 2022 with further reductions to $180 million effective September 12, 2022 and $170 million effective October 11, 2022. The amendment extended the maturity date of the loans under the facility from May 30, 2023 to August 31, 2023. On October 21, 2022, the Company executed an additional amendment to the Agreement, under which the lenders waived enforcement of their rights against the Company arising from the Company’s failure to comply with the maximum net leverage ratio and minimum liquidity covenants, each as of September 30, 2022. The amendment increased the revolving credit line to $180 million as of October 21, 2022, with a reduction to $170 million effective November 21, 2022. Another amendment to the Agreement was executed on November 14, 2022 (the “Amended Facility”), which extended the maturity date of the loans under the facility from August 31, 2023 to November 30, 2023. Under the Amended Facility, the revolving credit line was set at $180 million, with a reduction to $170 million effective December 21, 2022. The amendment required the Company to maintain minimum liquidity, defined as unrestricted cash plus the unused revolving credit commitments ($10 million as of November 30, 2022 and December 31, 2022). The Amended Facility required the Company to comply with a minimum Adjusted EBITDA covenant on a trailing twelve month basis. The amendment eliminated the net leverage ratio covenant for the remaining term of the agreement. Each amendment executed in 2022 required payment of a consent fee of 5 to 10 basis points of the commitment for each consenting lender.
At December 31, 2022, there was $164.0 million outstanding on the Amended Facility and there remained $6.0 million available subject to the minimum liquidity covenant discussed above. The credit facility allocated up to $20 million of the $170 million revolving credit line for the issuance of letters of credit. Interest on the debt outstanding at December 31, 2022 was payable on the unpaid principal amount of the facility at a rate equal to the Secured Overnight Financing Rate (“SOFR”, which is required to be at least 1.00%), plus 5.50% with an increase to a rate equal to SOFR (which is required to be at least 1.00%), plus 8.50% effective January 17, 2023. The Company also was required to pay a commitment fee to the lenders in an amount equal to 0.40% on the undrawn portion of the Amended Facility.
The Company amended its existing revolving credit facility on January 19, 2023 by entering into the Sixth Amended and Restated Credit Agreement (the “ABL Revolving Credit Facility”). The ABL Revolving Credit Facility set the maximum aggregate amount that the Company can borrow under the revolving credit line at $115 million, with borrowings subject to a borrowing base determined primarily by certain domestic inventory and accounts receivable. The maturity date of borrowings under the ABL Revolving Credit Facility is January 19, 2026. Under the terms of the ABL Revolving Credit Facility, the Company will now pay interest on the unpaid principal amount of the facility at a rate equal to SOFR (which is required to be at least 1.00%) plus 2.25% to 2.75%. The Company will pay a quarterly commitment fee under the ABL Revolving Credit Facility in an amount equal to 0.25% or 0.375% based on the Company’s average excess availability. Under the provisions of the ABL Revolving Credit Facility, the Company has a cash dominion arrangement with the lead banking institution whereby eligible daily cash receipts are contractually utilized to pay down outstanding borrowings. Eligible cash receipts that have not yet been applied to outstanding debt balance will be classified as restricted cash in the accompanying consolidated balance sheets.
The Company also entered into a $90 million asset-based Term Loan Facility on January 19, 2023. The Term Loan Facility is secured primarily by fixed assets, real estate and intellectual property. The maturity date of the Term Loan Facility is the earlier of the stated maturity date of the ABL Revolving Credit Facility or January 19, 2027, provided the ABL Revolving Credit Facility is extended beyond that date. The Company will pay interest under the Term Loan Facility at a rate equal to SOFR (which is required to be at least 2.50%) plus 8.75%. The Company will pay a commitment fee under the Term Loan Facility of 5% of the total aggregate commitment, or $4.5 million, $1.8 million which was paid on the closing date, $1.8 million of which will be paid on June 19, 2023 and $0.9 million of which will be paid on the date that the financial statements and compliance certificate for the fiscal quarter of the Company ending on or about March 31, 2024 are required to be delivered under the Term Loan Facility.
Amortization of the principal under the Term Loan Facility will begin in April with a monthly amortization rate of 0.292% of the outstanding term loan principal balance for the period April 1, 2023 through June 1, 2023, increasing to 0.542% per month for the period July 1, 2023 through September 1, 2023 then increasing to 0.833% thereafter. Total scheduled principal payments of $4.5 million are payable in 2023 and as such, have been classified as current in the accompanying consolidated balance sheet as of December 31, 2022. The weighted-average interest rate on current maturities of long-debt is 13.60%.
Pursuant to the ABL Revolving Credit Facility and the Term Loan Facility, the Company is required to comply with a minimum trailing four quarter EBITDA of $14.7 million for the Company’s first quarter of 2023, $23.3 million in the second quarter, $39.2 million in the third quarter, $51.7 million in the fourth quarter, $57.6 million in the first quarter of 2024, $65.2 million in the second quarter of 2024 and $70 million thereafter. In addition, mandatory prepayment of a portion of excess cash flow, as defined by the Term Loan Facility, is payable towards the principle amount outstanding at the end of 2023. Any voluntary prepayments made are subject to a prepayment fee, as defined by the Term Loan Facility. The Company is also required to maintain minimum liquidity of $20 million through the date of delivery of the compliance certificate for the quarter ended March 31, 2024, and $10 million thereafter. Beginning with the first quarter of 2024, the Company is subject to a minimum fixed charge coverage ratio of 1.10 to 1.00. Further, the Company is subject to excess cash flow repayment provisions, restrictions on additional indebtedness, share repurchases and dividend payments, and a limitation on capital expenditures.
Upon execution of the amendment to its ABL Revolving Credit Facility and the Term Loan Facility on January 19, 2023, the Company incurred an additional $6.1 million in debt issuance costs, allocated between the ABL Revolving Credit Facility and the Term Loan Facility. Deferred debt issuance costs associated with the ABL Revolving Credit Facility will be recorded within other assets and those associated with the Term Loan Facility will be recorded as a reduction of the carrying value of the debt on the Consolidated Balance Sheets.
Certain of the Company’s subsidiaries are borrowers or guarantors under the ABL Revolving Credit Facility and the Term Loan Facility.
In the event of voluntary or involuntary bankruptcy of the Company or any subsidiary, all unpaid principal and other amounts owing under the credit facilities automatically become due and payable. Other events of default, such as failure to make payments as they become due and breach of financial and other covenants, change of control, cross default under other material debt agreements, and a going concern qualification for any reason other than loan maturity date give the agent the option to declare all such amounts immediately due and payable.
The Company expects its sales growth and reductions in working capital will provide sufficient cash flows to fund operations. However, the Company may also evaluate various actions and alternatives to enhance its profitability and cash generation from operating activities, which could include manufacturing efficiency initiatives, cost-reduction measures, working with vendors and suppliers to reduce lead times and expedite shipment of critical components, and working with customers to expedite receivable collections.
Our ability to maintain sufficient liquidity and comply with financial debt covenants is highly dependent upon achieving expected operating results. Failure to achieve expected operating results could have a material adverse effect on our liquidity, our ability to obtain financing or access our existing financing, and our operations in the future and could allow our debt holders to demand payment of all outstanding amounts. Refer to Item 1A, Risk Factors, for further discussion.
Refer to Note 8 of our consolidated financial statements in Item 8, Financial Statement and Supplementary Data, of this report for additional information regarding our credit facility.
DIVIDENDS
Management believes that it should retain the capital generated from operating activities for investment in advancing technologies, acquisitions and debt retirement. Accordingly, there are no plans to institute a cash dividend program. Further, we are precluded from payment of dividends under our credit facilities.
RELATED-PARTY TRANSACTIONS
Information regarding certain relationships and related transactions is incorporated herein by reference to the information included in the Company’s 2023 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2022 fiscal year.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 of the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this report

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company has limited exposure to fluctuation in foreign currency exchange rates to U.S. dollar, primarily in Canadian dollars and Euros currency. Approximately 91% of the Company’s consolidated sales are transacted in U.S. dollars. Net assets held in or measured in Canadian dollars amounted to $8.8 million at December 31, 2022. A 10% change in the value of the U.S. dollar versus the Canadian dollar would have had a $0.2 million impact to 2022 net loss. Net assets held in or measured in Euros amounted to $25.3 million at December 31, 2022. A 10% change in the value of the U.S. dollar versus the Euros would have had a $0.1 million impact to 2022 net loss.
Risk due to fluctuation in interest rates is a function of the Company’s floating rate debt obligations, which total approximately $164.0 million at December 31, 2022. A change of 1% in interest rates of all variable rate debt would impact annual net loss by approximately $1.6 million, before income taxes.
As disclosed elsewhere in this report, the future impacts of the Russia and Ukraine conflict and the COVID-19 pandemic and their residual effects, including economic uncertainty, inflationary environment and disruption within the global supply chain, labor markets and aerospace industry, on our business remain uncertain. As we cannot anticipate the ultimate duration or scope of the Russia-Ukraine war and the COVID-19 pandemic, the ultimate financial impact to our results cannot be reasonably estimated, but could be material.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Astronics Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Astronics Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 10, 2023 expressed an unqualified opinion thereon.
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

Valuation of Goodwill
Description of the Matter
As of December 31, 2022, the Company’s goodwill balance was $58.2 million. As discussed in Notes 1 and 7 of the consolidated financial statements, the Company tests goodwill for impairment at the reporting unit level on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For each reporting unit, the Company performed a quantitative test using the discounted cash flow method to estimate fair value. The discounted cash flow method incorporates various assumptions, the most significant being projected sales growth rates and the weighted-average cost of capital. If the carrying value of the reporting unit exceeds its fair value, goodwill impairment is measured as the amount by which the reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill.

Auditing management’s assumptions was especially challenging due to the estimation required in determining the fair value of certain of the Company’s reporting units with goodwill. The fair value estimates for certain reporting units were sensitive to the significant assumptions of the sales growth rate and the weighted-average cost of capital. These assumptions are affected by expectations about future market and economic conditions, particularly those in the aerospace industry.

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
Revenue Recognition
Description of the Matter
For the year ended December 31, 2022, the Company’s sales totaled $534.9 million. As discussed in Note 2 to the consolidated financial statements, some of the Company’s contracts with customers contain multiple performance obligations. The majority of the Company’s revenue from contracts with customers is recognized at a point in time when the customer obtains control of the product, which is generally upon delivery and acceptance by the customer. For contracts with customers in which the Company satisfies its promise to the customer to provide a service or a product that has no alternative use to the Company and the Company has enforceable rights to payment for progress completed to date inclusive of profit, the Company recognizes revenue over time as it satisfies the performance obligation.

Auditing management’s evaluation of contracts with customers was especially challenging due to the judgment required to analyze the terms and conditions of the Company’s various customer contracts given that such terms and conditions are nonstandard. This included the identification and determination of the performance obligations and assessment of whether a product has alternative use.

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

We performed procedures to test the identification and determination of the performance obligations and the timing of revenue recognition which included, among others, reading a sample of executed contracts and purchase orders to understand the contract and performing an independent assessment of the identification of distinct performance obligations and whether a product has alternative use. We tested the completeness and accuracy of the Company’s contract summary documentation, specifically related to the identification and determination of distinct performance obligations and the timing of revenue recognition.

/s/ Ernst & Young LLP
We have served as the Company‘s auditor since 1992.
Buffalo, New York
March 10, 2023

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based upon the framework in Internal Control – Integrated Framework originally issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2022.
Ernst & Young LLP, independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

By:	/s/ Peter J. Gundermann	March 10, 2023
Peter J. Gundermann
President & Chief Executive Officer
(Principal Executive Officer)

	/s/ David C. Burney	March 10, 2023
David C. Burney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Astronics Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Astronics Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Astronics Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021,the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated March 10, 2023 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Buffalo, New York
March 10, 2023

ASTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share data)	2022	2021	2020
Sales	$534,894	$444,908	$502,587
Cost of Products Sold	463,354	379,545	405,744
Gross Profit	71,540	65,363	96,843
Selling, General and Administrative Expenses	101,584	99,051	110,528
Net Gain on Sale of Facility	—	5,014	—
Impairment Loss	—	—	87,016
Loss from Operations	(30,044)	(28,674)	(100,701)
Net Gain on Sale of Businesses	11,284	10,677	—
Other Expense, Net of Other Income	1,611	2,159	4,968
Interest Expense, Net of Interest Income	9,422	6,804	6,741
Loss Before Income Taxes	(29,793)	(26,960)	(112,410)
Provision for (Benefit from) Income Taxes	5,954	(1,382)	3,371
Net Loss	$(35,747)	$(25,578)	$(115,781)
Basic Loss Per Share	$(1.11)	$(0.82)	$(3.76)
Diluted Loss Per Share	$(1.11)	$(0.82)	$(3.76)
See notes to consolidated financial statements.

ASTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(In thousands)	2022	2021	2020
Net Loss	$(35,747)	$(25,578)	$(115,781)
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(1,928)	(939)	2,574
Retirement Liability Adjustment – Net of Tax	6,897	2,894	(3,396)
Other Comprehensive Income (Loss)	4,969	1,955	(822)
Comprehensive Loss	$(30,778)	$(23,623)	$(116,603)
See notes to consolidated financial statements.

ASTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share and per share data)	2022	2021
ASSETS
Current Assets:
Cash and Cash Equivalents	$13,778	$29,757
Accounts Receivable, Net of Allowance for Estimated Credit Losses	147,790	107,439
Inventories	187,983	157,576
Prepaid Expenses and Other Current Assets	15,743	45,089
Total Current Assets	365,294	339,861
Property, Plant and Equipment, Net of Accumulated Depreciation	90,658	95,236
Operating Right-of-Use Assets	13,028	16,169
Other Assets	8,605	5,270
Intangible Assets, Net of Accumulated Amortization	79,277	94,320
Goodwill	58,169	58,282
Total Assets	$615,031	$609,138
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current Maturities of Long-term Debt	$4,500	$—
Accounts Payable	64,193	34,860
Accrued Payroll and Employee Benefits	15,588	19,607
Accrued Income Taxes	6,410	2,621
Current Operating Lease Liabilities	4,441	6,778
Other Accrued Expenses	23,913	27,391
Customer Advanced Payments and Deferred Revenue	32,567	27,356
Total Current Liabilities	151,612	118,613
Long-term Debt	159,500	163,000
Supplemental Retirement Plan and Other Liabilities for Pension Benefits	26,604	31,199
Long-term Operating Lease Liabilities	9,942	12,018
Other Liabilities	25,583	26,283
Deferred Income Taxes	1,870	1,421
Total Liabilities	375,111	352,534
Shareholders’ Equity:
Common Stock, $.01 par value, Authorized 40,000,000 Shares 29,121,924 Shares Issued and 25,967,233 Outstanding at December 31, 2022 28,910,605 Shares Issued and 25,102,545 Outstanding at December 31, 2021	291	289
Convertible Class B Stock, $.01 par value, Authorized 15,000,000 Shares 6,314,430 Shares Issued and Outstanding at December 31, 2022 6,375,392 Shares Issued and Outstanding at December 31, 2021	63	64
Additional Paid-in Capital	98,630	92,037
Accumulated Other Comprehensive Loss	(9,526)	(14,495)
Retained Earnings	240,360	287,225
Treasury Stock, 3,154,691 Shares at December 31, 2022, 3,808,060 Shares at December 31, 2021	(89,898)	(108,516)
Total Shareholders’ Equity	239,920	256,604
Total Liabilities and Shareholders’ Equity	$615,031	$609,138
See notes to consolidated financial statements.

ASTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended December 31,
Cash Flows from Operating Activities	2022	2021	2020
Net Loss	$(35,747)	$(25,578)	$(115,781)
Adjustments to Reconcile Net Loss to Cash Flows from Operating Activities:
Non-cash Items:
Depreciation and Amortization	27,777	29,005	31,854
Provision for Losses on Inventory and Receivables	3,415	3,942	6,079
Equity-based Compensation Expense	6,497	6,460	5,184
Deferred Tax Expense (Benefit)	19	(441)	15,553
Operating Lease Non-cash Expense	6,028	5,198	4,500
Net Gain on Sales of Assets	—	(5,083)	—
Contingent Consideration Liability Fair Value Adjustment	—	(2,200)	—
Non-cash 401K Contribution	4,512	4,199	—
Net Gain on Sale of Businesses, Before Taxes	(11,284)	(10,677)	—
Impairment Loss	—	—	87,016
Accrued Litigation Claim	500	8,374	—
Equity Investment Other Than Temporary Impairment	—	—	3,493
Restructuring Activities	—	267	1,173
Deferral of Federal Payroll Taxes	—	—	5,877
Other	3,086	3,912	2,157
Cash Flows from Changes in Operating Assets and Liabilities:
Accounts Receivable	(41,646)	(14,832)	53,928
Inventories	(34,058)	(5,150)	(13,614)
Prepaid Expenses and Other Current Assets	261	20	(45)
Accounts Payable	27,843	8,610	(9,930)
Accrued Expenses	787	(5,037)	(17,667)
Income Taxes Payable/Receivable	16,134	156	(10,440)
Customer Advanced Payments and Deferred Revenue	5,264	(235)	(7,043)
Operating Lease Liabilities	(7,295)	(6,036)	(4,556)
Supplemental Retirement Plan and Other Liabilities	(405)	(404)	(403)
Cash Flows from Operating Activities	(28,312)	(5,530)	37,335
Cash Flows from Investing Activities
Proceeds from Sale of Businesses and Assets	22,061	9,213	—
Capital Expenditures	(7,675)	(6,034)	(7,459)
Other Investing Activities	—	—	1,662
Cash Flows from Investing Activities	$14,386	$3,179	$(5,797)

ASTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(In thousands)	Year Ended December 31,
Cash Flows from Financing Activities	2022	2021	2020
Proceeds from Long-term Debt	$125,825	$20,000	$155,000
Principal Payments on Long-term Debt	(124,825)	(30,000)	(170,228)
Purchase of Outstanding Shares for Treasury	—	—	(7,732)
Stock Award and Employee Stock Purchase Plan (“ESPP”) activity	97	3,396	666
Finance Lease Principal Payments	(93)	(901)	(1,922)
Financing-related Costs	(2,416)	—	(360)
Cash Flows From Financing Activities	(1,412)	(7,505)	(24,576)
Effect of Exchange Rates on Cash	(641)	(799)	1,544
(Decrease) Increase in Cash and Cash Equivalents	(15,979)	(10,655)	8,506
Cash and Cash Equivalents at Beginning of Year	29,757	40,412	31,906
Cash and Cash Equivalents at End of Year	$13,778	$29,757	$40,412
Supplemental Disclosure of Cash Flow Information
Interest Paid	$7,605	$5,951	$5,829
Income Taxes Refunded, Net of Payments	$(9,978)	$(1,250)	$(1,536)
Non-Cash Investing Activities:
Capital Expenditures in Accounts Payable	$490	$—	$—
See notes to consolidated financial statements.

ASTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Year Ended December 31,
(In thousands)	2022	2021	2020
Common Stock
Beginning of Year	$289	$278	$269
Net Exercise of Stock Options, including ESPP	—	5	1
Net Issuance of Common Stock for Restricted Stock Units (“RSU’s”)	1	1	—
Class B Stock Converted to Common Stock	1	5	8
End of Year	$291	$289	$278
Convertible Class B Stock
Beginning of Year	$64	$69	$76
Net Exercise of Stock Options	—	—	1
Class B Stock Converted to Common Stock	(1)	(5)	(8)
End of Year	$63	$64	$69
Additional Paid in Capital
Beginning of Year	$92,037	$82,187	$76,340
Net Exercise of Stock Options, including ESPP, and Equity-based Compensation Expense	6,897	10,029	5,847
Tax Withholding Related to Issuance of RSU’s	(304)	(179)	—
End of Year	$98,630	$92,037	$82,187
Accumulated Comprehensive Loss
Beginning of Year	$(14,495)	$(16,450)	$(15,628)
Foreign Currency Translation Adjustments	(1,928)	(939)	2,574
Retirement Liability Adjustment – Net of Taxes	6,897	2,894	(3,396)
End of Year	$(9,526)	$(14,495)	$(16,450)
Retained Earnings
Beginning of Year	$287,225	$312,803	$428,584
Net Loss	(35,747)	(25,578)	(115,781)
Reissuance of Treasury Shares for 401K Contribution	(11,118)	—	—
End of Year	$240,360	$287,225	$312,803
Treasury Stock
Beginning of Year	$(108,516)	$(108,516)	$(100,784)
Purchase of Shares	—	—	(7,732)
Shares Issued to Fund 401K Obligation	18,618	—	—
End of Year	$(89,898)	$(108,516)	$(108,516)
Total Shareholders’ Equity	$239,920	$256,604	$270,371
See notes to consolidated financial statements.

ASTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY, CONTINUED

	Year Ended December 31,
(Share data, in thousands)	2022	2021	2020
Common Stock
Beginning of Year	28,911	27,825	26,874
Net Issuance of Common Stock for RSU’s	106	70	45
Net Issuance from Exercise of Stock Options, including ESPP	20	485	48
Class B Stock Converted to Common Stock	85	531	858
End of Year	29,122	28,911	27,825
Convertible Class B Stock
Beginning of Year	6,375	6,877	7,650
Net Issuance of Restricted Stock	—	4	—
Net Issuance from Exercise of Stock Options	24	25	85
Class B Stock Converted to Common Stock	(85)	(531)	(858)
End of Year	6,314	6,375	6,877
Treasury Stock
Beginning of Year	3,808	3,808	3,526
Purchase of Shares	—	—	282
Shares Issued to Fund 401K Obligation	(653)	—	—
End of Year	3,155	3,808	3,808
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
See Notes 21 and 22 for details of our acquisition and divestiture activities in 2022, 2021 and 2020.
Impact of the COVID-19 Pandemic
On March 11, 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic. The spread of the COVID-19 pandemic disrupted businesses on a global scale, led to significant volatility in financial markets and affected the aviation and industrial industries. The impacts of the pandemic have placed labor and supply chain pressures on our business and we have been impacted by customer demand variability. Although we saw stable and growing backlog during 2022 in our aerospace business, COVID-19 related disruptions are ongoing and continue to adversely challenge our commercial transport market. While we remain bullish about the aerospace business, we believe the recovery to pre-pandemic activity, particularly in the widebody market, will take longer than originally anticipated at the outset of the pandemic. As economic activity continues to recover, we will continue to monitor the situation, assessing further possible implications on our operations, supply chain, liquidity, cash flow and customer orders.
In September 2021 the Company was awarded a grant of up to $14.7 million from the U.S. Department of Transportation under the Aviation Manufacturing Jobs Protection Program (“AMJP”). The Company received $7.4 million under the grant in 2021, $5.2 million in the first quarter of 2022 and $2.1 million in the third quarter of 2022. The grant benefit was recognized ratably over the six-month performance period as a reduction to cost of products sold in proportion to the compensation expense that the award is intended to defray. During the years ended December 31, 2022 and 2021, the Company recognized $6.0 million and $8.7 million of the award, respectively.
Additionally, the Company qualified for government subsidies from the Canadian and French governments as a result of the COVID-19 pandemic’s impact on our foreign operations. The Canadian and French subsidies are income-based grants intended to reimburse the Company for certain employee wages. The grants are recognized as income over the periods in which the Company recognizes as expenses the costs the grants are intended to defray. The amount recognized during 2022 was immaterial.
The following table presents the COVID-19 related government assistance, including AMJP, recorded during the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Reduction in Cost of Products Sold	$6,062	$10,682	$2,383
Reduction in Selling, General and Administrative Expenses	11	228	278
Total	$6,073	$10,910	$2,661
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
For more information regarding these restructuring plans see Note 22.
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
Cost of Products Sold, Research and Development and Selling, General and Administrative Expenses
Cost of products sold includes the costs to manufacture products such as direct materials and labor and manufacturing overhead as well as all engineering and developmental costs. The Company is engaged in a variety of research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. Research and development costs are expensed as incurred and include salaries, benefits, consulting, material costs and depreciation. Research and development expenses amounted to $48.3 million in 2022, $43.3 million in 2021 and $40.2 million in 2020. These costs are included in Cost of products sold. SG&A expenses include costs primarily related to our sales, marketing and administrative departments. Interest expense is shown net of interest income. Interest income was insignificant for the years ended December 31, 2022, 2021 and 2020.
Shipping and Handling
Shipping and handling costs are included in Costs of products sold.
Equity-Based Compensation
The Company accounts for its stock options following Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation (“ASC Topic 718”). ASC Topic 718 requires all equity-based payments to employees, including grants of employee stock options and restricted stock units (“RSU's”), to be recognized in the statement of earnings based on the grant date fair value of the award. For awards with graded vesting, the Company uses a straight-line method of attributing the value of stock-based compensation expense, subject to minimum levels of expense, based on vesting. The Company accounts for forfeitures as they occur.
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
Cloud Computing Arrangements
The Company incurs costs to implement cloud computing arrangements that are hosted by third party vendors. Implementation costs associated with cloud computing arrangements are capitalized when incurred during the application development phase. Amortization is calculated on a straight-line basis over the contractual term of the cloud computing arrangement. Capitalized amounts related to such arrangements are recorded within other current assets and other non-current assets in the consolidated balance sheets and were insignificant as of December 31, 2022 and December 31, 2021.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost less accumulated depreciation. Depreciation of property, plant and equipment (“PP&E”) is computed using the straight-line method for financial reporting purposes and using accelerated methods for income tax purposes. Estimated useful lives of the assets are as follows: buildings, 25-40 years; and machinery and equipment, 4-10 years. Leased buildings and associated leasehold improvements are amortized over the shorter of the terms of the lease or the estimated useful lives of the assets, with the amortization of such assets included within depreciation expense.
The cost of properties sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the accounts and the resulting gain or loss, as well as maintenance and repair expenses, is reflected within operating income. Replacements and improvements are capitalized.
Depreciation expense was approximately $12.0 million, $12.7 million and $13.3 million in 2022, 2021 and 2020, respectively.
Deferred Financing Costs
The Company incurs debt issuance costs in connection with amending or entering into new credit facilities. These costs are amortized as an adjustment to interest expense over term of the credit facility on a straight-line basis, which approximates the effective interest method. The unamortized balance of deferred financing costs was $3.2 million at December 31, 2022 and $0.4 million at December 31, 2021, recorded within Other Assets on the Consolidated Balance Sheets.
On January 19, 2023, the Company completed a financing transaction, which refinanced its previous revolving credit facility which was scheduled to mature in November 2023. The new financing consists of a $90 million asset-based term loan (the “Term Loan Facility”) and a $115 million asset-based revolving credit facility (the “ABL Revolving Credit Facility”). In 2022, the Company incurred $3.6 million in debt issuance costs associated with amending its existing credit facility and entering into a new credit facility. These costs are classified within Other Assets on the Consolidated Balance Sheets. The Company incurred an additional $6.1 million in debt issuance costs upon execution of the Restated Agreement and the Term Loan Facility on January 19, 2023. Deferred debt issuance costs associated with revolving credit facilities will be recorded within other assets and those associated with term loan facilities will be recorded as a reduction of the carrying value of the debt on the Consolidated Balance Sheets.
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
Assets held for sale are to be reported at lower of its carrying amount or fair value less cost to sell. Judgment is required in estimating the sales price of assets held for sale and the time required to sell the assets. These estimates are based upon available market data and operating cash flows of the assets held for sale. During the fourth quarter of 2021, we sold a facility resulting in a gain of $5.0 million. Refer to Note 21.

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
The 2022 and 2021 assessments indicated no impairment to the carrying value of goodwill in any of the Company’s reporting units and no impairment charges were recognized. See Note 7 for further information regarding the goodwill impairment charge in 2020.
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
From time to time, the Company makes long-term, strategic equity investments in companies to promote business and strategic objectives. These investments as classified within Other Assets in the Consolidated Balance Sheets. For investments requiring equity method accounting, we recognize our share of the investee’s earnings or losses within Other Expense, Net of Other Income in the Consolidated Statements of Operations. Such amounts were immaterial in 2022, 2021 and 2020. For investments not requiring equity method accounting, if the investment has no readily determinable fair value, we have elected the practicability exception of ASU 2016-01, under which the investment is measured at cost, less impairment, plus or minus observable price changes from orderly transactions of an identical or similar investment of the same issuer.
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
Deferred Tax Asset Valuation Allowance
As a result of the on-going COVID-19 pandemic, the Company generated a significant tax loss for the year ended December 31, 2020, which was carried back under the CARES Act to recover previously paid income taxes. The Company records a valuation allowance against the deferred tax assets if and to the extent it is more likely than not that the Company will not recover the deferred tax assets. In evaluating the need for a valuation allowance, the Company weights all relevant positive and negative evidence, and considers among other factors, historical financial performance, projected future taxable income, scheduled reversals of deferred tax liabilities, the overall business environment, and tax planning strategies. Losses in recent periods and cumulative pre-tax losses in the three years period ending with the current year, combined with the significant uncertainty brought about by the COVID-19 pandemic, is collectively considered significant negative evidence under ASC 740 when assessing whether an entity can use projected income as a basis for concluding that deferred tax assets are realizable on a more-likely than not basis. For purposes of assessing the recoverability of deferred tax assets, the Company determined that it could not include future projected earnings in the analysis due to recent history of losses and therefore had insufficient objective positive evidence that the Company will generate sufficient future taxable income to overcome the negative evidence of cumulative losses. Accordingly, during the years ended December 31, 2022, 2021, and 2020 the Company determined that a portion of its deferred tax assets are not expected to be realizable in the future. As a result, the Company recorded a provision for valuation allowances against its U.S. federal deferred tax assets of approximately $11.9 million, $6.0 million, and $23.3 million during the years ended December 31, 2022, 2021 and 2020 respectively. In addition, during the year ended December 31, 2022 and 2021, the Company recorded a valuation allowance against certain foreign deferred tax assets of approximately $0.4 million and $1.3 million, respectively.
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
Foreign Currency Translation
The Company accounts for its foreign currency translation in accordance with ASC Topic 830, Foreign Currency Translation. The aggregate transaction gains and losses included in operations were insignificant in 2022, 2021, and 2020.
Dividends
The Company has not paid any cash dividends in the three-year period ended December 31, 2022.
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
Newly Adopted and Recent Accounting Pronouncements
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
The Company recognizes an asset for the incremental, material costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year and the costs are expected to be recovered. These incremental costs include, but are not limited to, sales commissions incurred to obtain a contract with a customer. As of December 31, 2022 and 2021, the Company did not have material incremental costs on any open contracts with an original expected duration of greater than one year.
The Company recognizes an asset for certain, material costs to fulfill a contract if it is determined that the costs relate directly to a contract or an anticipated contract that can be specifically identified, generate or enhance resources that will be used in satisfying performance obligations in the future, and are expected to be recovered. Such costs are amortized on a systematic basis that is consistent with the transfer to the customer of the goods to which the asset relates. Start-up costs are expensed as incurred. Capitalized fulfillment costs are included in Inventories in the accompanying Consolidated Balance Sheets. Should future orders not materialize or it is determined the costs are no longer probable of recovery, the capitalized costs are written off. As of December 31, 2022, the Company has capitalized $2.5 million of costs. As of December 31, 2021, the Company did not have material capitalized fulfillment costs.
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

On December 31, 2022, we had $571.4 million of remaining performance obligations, which we refer to as total backlog. We expect to recognize approximately $451.4 million of our remaining performance obligations as revenue in 2023.
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
We recognized $14.8 million and $18.2 million during the year ended December 31, 2022 and 2021, respectively, in revenues that were included in the contract liability balance at the beginning of the period.
The Company's contract assets and contract liabilities consist of costs and profits in excess of billings and billings in excess of cost and profits, respectively. The following table presents the beginning and ending balances of contract assets and contract liabilities:

(In thousands)	Contract Assets	Contract Liabilities
Beginning Balance, January 1, 2022	$25,941	$28,495
Ending Balance, December 31, 2022	$27,349	$33,209
The increase in contract assets reflects the net impact of new revenue recognized in excess of billings exceeding billing of previously unbilled revenue during the period. The increase in contract liabilities reflects the net impact of additional customer advances or deferred revenues recorded in excess of revenue recognized.
The following table presents our revenue disaggregated by Market Segments as of December 31 as follows:

(In thousands)	2022	2021	2020
Aerospace Segment
Commercial Transport	$314,564	$201,990	$262,636
Military	54,534	70,312	67,944
General Aviation	63,395	56,673	60,437
Other	28,703	36,263	26,971
Aerospace Total	461,196	365,238	417,988

Test Systems Segment
Semiconductor	—	—	3,483
Aerospace & Defense	73,698	79,670	81,116
Test Systems Total	73,698	79,670	84,599

Total	$534,894	$444,908	$502,587

The following table presents our revenue disaggregated by Product Lines as of December 31 as follows:

(In thousands)	2022	2021	2020
Aerospace Segment
Electrical Power & Motion	$187,446	$141,746	$179,245
Lighting & Safety	124,347	103,749	118,928
Avionics	97,234	64,901	76,113
Systems Certification	17,222	13,050	6,899
Structures	6,244	5,529	9,832
Other	28,703	36,263	26,971
Aerospace Total	461,196	365,238	417,988

Test Systems	73,698	79,670	84,599

Total	$534,894	$444,908	$502,587
NOTE 3 — ACCOUNTS RECEIVABLE
Accounts receivable at December 31 consists of:

(In thousands)	2022	2021
Trade Accounts Receivable	$123,071	$84,681
Unbilled Recoverable Costs and Accrued Profits	27,349	25,941
Total Receivables, Gross	150,420	110,622
Less Allowance for Estimated Credit Losses	(2,630)	(3,183)
Total Receivables, Net	$147,790	$107,439
The following table provides a rollforward of the allowance for estimated credit losses that is deducted from accounts receivable to present the net amount expected to be collected at December 31:

(In thousands)
Balance at December 31, 2020	$3,218
Bad Debt Expense, Net of Recoveries	90
Write-off Charges Against the Allowance and Other Adjustments	(125)
Balance at December 31, 2021	3,183
Bad Debt Expense, Net of Recoveries	565
Write-off Charges Against the Allowance and Other Adjustments	(1,118)
Balance at December 31, 2022	$2,630

NOTE 4 — INVENTORIES
Inventories at December 31 are as follows:

(In thousands)	2022	2021
Finished Goods	$30,703	$28,579
Work in Progress	29,895	22,954
Raw Material	127,385	106,043
Total Inventories	$187,983	$157,576
At December 31, 2022, the Company’s reserve for inventory valuation was $36.8 million, or 16.4% of gross inventory. At December 31, 2021, the Company’s reserve for inventory valuation was $33.8 million, or 17.7% of gross inventory.

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipment at December 31 are as follows:

(In thousands)	2022	2021
Land	$8,578	$8,632
Building and Improvements	73,744	70,566
Machinery and Equipment	123,071	121,960
Construction in Progress	6,415	5,680
Total Property, Plant and Equipment, Gross	211,808	206,838
Less Accumulated Depreciation	121,150	111,602
Total Property, Plant and Equipment, Net	$90,658	$95,236
NOTE 6 — INTANGIBLE ASSETS
The following table summarizes acquired intangible assets at December 31 as follows:

		2022		2021
(In thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	11 years	$2,146	$2,066	$2,146	$1,979
Non-compete Agreement	4 years	11,082	11,052	11,082	10,592
Trade Names	10 years	11,402	9,350	11,447	8,518
Completed and Unpatented Technology	9 years	47,855	34,877	47,932	30,441
Customer Relationships	15 years	142,133	77,996	142,276	69,033
Total Intangible Assets	12 years	$214,618	$135,341	$214,883	$120,563
Amortization is computed on the straight line method for financial reporting purposes. Amortization expense for intangibles was $14.9 million, $15.4 million and $17.1 million for 2022, 2021 and 2020, respectively.
Based upon acquired intangible assets at December 31, 2022, amortization expense for each of the next five years is estimated to be:

(In thousands)
2023	$13,878
2024	$12,856
2025	$10,935
2026	$9,533
2027	$7,825

NOTE 7 — GOODWILL
The following table summarizes the changes in the carrying amount of goodwill at December 31 as follows:

(In thousands)	Aerospace	Test Systems	Total
Balance at December 31, 2020	$36,648	$21,634	$58,282
Foreign Currency Translations and Other	—	—	—
Balance at December 31, 2021	36,648	21,634	58,282
Foreign Currency Translations and Other	(114)	1	(113)
Balance at December 31, 2022	$36,534	$21,635	$58,169

Goodwill, Gross	$157,235	$21,635	$178,870
Accumulated Impairment Losses	(120,701)	—	(120,701)
Goodwill, Net	$36,534	$21,635	$58,169
The Company’s four reporting units with goodwill as of the first day of our fourth quarters of 2022 and 2021 were subject to the annual goodwill impairment test. Based on our quantitative assessments of our reporting units performed during our annual goodwill impairment tests, the Company concluded that no impairment to the carrying value of goodwill in any of the Company’s reporting units was indicated and no impairment charges were recognized in 2022 and 2021.
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
As a result of our interim goodwill impairment tests, we recorded non-cash goodwill impairment charges in the Aerospace segment of approximately $86.3 million within the Impairment Loss line of the December 31, 2020 Consolidated Statement of Operations.

NOTE 8 — LONG-TERM DEBT
The Company's long-term debt at December 31, 2022 and 2021 consisted of borrowings under its Fifth Amended and Restated Credit Agreement (the “Agreement”). On March 1, 2022, the Company executed an amendment to the Agreement, which reduced the revolving credit line from $375 million to $225 million and extended the maturity date of the loans under the facility from February 16, 2023 to May 30, 2023. On August 9, 2022, the Company executed a further amendment to the Agreement, which reduced the revolving credit line from $225 million to $190 million until September 12, 2022 with further reductions to $180 million effective September 12, 2022 and $170 million effective October 11, 2022. The amendment extended the maturity date of the loans under the facility from May 30, 2023 to August 31, 2023. On October 21, 2022, the Company executed an additional amendment to the Agreement, under which the lenders waived enforcement of their rights against the Company arising from the Company’s failure to comply with the maximum net leverage ratio and minimum liquidity covenants, each as of September 30, 2022. The amendment increased the revolving credit line to $180 million as of October 21, 2022, with a reduction to $170 million effective November 21, 2022. Another amendment to the Agreement was executed on November 14, 2022 (the “Amended Facility”), which extended the maturity date of the loans under the facility from August 31, 2023 to November 30, 2023. Under the Amended Facility, the revolving credit line was set at $180 million, with a reduction to $170 million effective December 21, 2022. The amendment required the Company to maintain minimum liquidity, defined as unrestricted cash plus the unused revolving credit commitments ($10 million as of November 30, 2022 and December 31, 2022). The Amended Facility required the Company to comply with a minimum Adjusted EBITDA covenant on a trailing twelve month basis. The amendment eliminated the net leverage ratio covenant for the remaining term of the agreement. Each amendment executed in 2022 required payment of a consent fee of 5 to 10 basis points of the commitment for each consenting lender.
At December 31, 2022, there was $164.0 million outstanding on the Amended Facility and there remained $6.0 million available subject to the minimum liquidity covenant discussed above. The credit facility allocated up to $20 million of the $170 million revolving credit line for the issuance of letters of credit. Interest on the debt outstanding at December 31, 2022 was payable on the unpaid principal amount of the facility at a rate equal to the Secured Overnight Financing Rate (“SOFR”, which is required to be at least 1.00%), plus 5.50% with an increase to a rate equal to SOFR (which is required to be at least 1.00%), plus 8.50% effective January 17, 2023. The Company also was required to pay a commitment fee to the lenders in an amount equal to 0.40% on the undrawn portion of the Amended Facility.
The Company amended its existing revolving credit facility on January 19, 2023 by entering into the Sixth Amended and Restated Credit Agreement (the “ABL Revolving Credit Facility”). The ABL Revolving Credit Facility set the maximum aggregate amount that the Company can borrow under the revolving credit line at $115 million, with borrowings subject to a borrowing base determined primarily by certain domestic inventory and accounts receivable. The maturity date of borrowings under the ABL Revolving Credit Facility is January 19, 2026. Under the terms of the ABL Revolving Credit Facility, the Company will now pay interest on the unpaid principal amount of the facility at a rate equal to SOFR (which is required to be at least 1.00%) plus 2.25% to 2.75%. The Company will pay a quarterly commitment fee under the ABL Revolving Credit Facility in an amount equal to 0.25% or 0.375% based on the Company’s average excess availability. Under the provisions of the ABL Revolving Credit Facility, the Company has a cash dominion arrangement with the lead banking institution whereby eligible daily cash receipts are contractually utilized to pay down outstanding borrowings. Eligible cash receipts that have not yet been applied to outstanding debt balance will be classified as restricted cash in the accompanying consolidated balance sheets.
The Company also entered into a $90 million asset-based Term Loan Facility on January 19, 2023. The Term Loan Facility is secured primarily by fixed assets, real estate and intellectual property. The maturity date of the Term Loan Facility is the earlier of the stated maturity date of the ABL Revolving Credit Facility or January 19, 2027, provided the ABL Revolving Credit Facility is extended beyond that date. The Company will pay interest under the Term Loan Facility at a rate equal to SOFR (which is required to be at least 2.50%) plus 8.75%. The Company will pay a commitment fee under the Term Loan Facility of 5% of the total aggregate commitment, or $4.5 million, $1.8 million which was paid on the closing date, $1.8 million of which will be paid on June 19, 2023 and $0.9 million of which will be paid on the date that the financial statements and compliance certificate for the fiscal quarter of the Company ending on or about March 31, 2024 are required to be delivered under the Term Loan Facility.
Amortization of the principal under the Term Loan Facility will begin in April with a monthly amortization rate of 0.292% of the outstanding term loan principal balance for the period April 1, 2023 through June 1, 2023, increasing to 0.542% per month for the period July 1, 2023 through September 1, 2023 then increasing to 0.833% thereafter. Total scheduled principal payments of $4.5 million are payable in 2023 and as such, have been classified as current in the accompanying consolidated balance sheet as of December 31, 2022. The weighted-average interest rate on current maturities of long-debt is 13.60%.

Pursuant to the ABL Revolving Credit Facility and the Term Loan Facility, the Company is required to comply with a minimum trailing four quarter EBITDA of $14.7 million for the Company’s first quarter of 2023, $23.3 million in the second quarter, $39.2 million in the third quarter, $51.7 million in the fourth quarter, $57.6 million in the first quarter of 2024, $65.2 million in the second quarter of 2024 and $70 million thereafter. In addition, mandatory prepayment of a portion of excess cash flow, as defined by the Term Loan Facility, is payable towards the principle amount outstanding at the end of 2023. Any voluntary prepayments made are subject to a prepayment fee, as defined by the Term Loan Facility. The Company is also required to maintain minimum liquidity of $20 million through the date of delivery of the compliance certificate for the quarter ended March 31, 2024, and $10 million thereafter. Beginning with the first quarter of 2024, the Company is subject to a minimum fixed charge coverage ratio of 1.10 to 1.00. Further, the Company is subject to excess cash flow repayment provisions, restrictions on additional indebtedness, share repurchases and dividend payments, and a limitation on capital expenditures.
Upon execution of the amendment to its ABL Revolving Credit Facility and the Term Loan Facility on January 19, 2023, the Company incurred an additional $6.1 million in debt issuance costs, allocated between the ABL Revolving Credit Facility and the Term Loan Facility. Deferred debt issuance costs associated with the ABL Revolving Credit Facility will be recorded within other assets and those associated with the Term Loan Facility will be recorded as a reduction of the carrying value of the debt on the Consolidated Balance Sheets.
Certain of the Company’s subsidiaries are borrowers or guarantors under the ABL Revolving Credit Facility and the Term Loan Facility.
In the event of voluntary or involuntary bankruptcy of the Company or any subsidiary, all unpaid principal and other amounts owing under the credit facilities automatically become due and payable. Other events of default, such as failure to make payments as they become due and breach of financial and other covenants, change of control, cross default under other material debt agreements, and a going concern qualification for any reason other than loan maturity date give the agent the option to declare all such amounts immediately due and payable.
The Company expects its sales growth and reductions in working capital will provide sufficient cash flows to fund operations. However, the Company may also evaluate various actions and alternatives to enhance its profitability and cash generation from operating activities, which could include manufacturing efficiency initiatives, cost-reduction measures, working with vendors and suppliers to reduce lead times and expedite shipment of critical components, and working with customers to expedite receivable collections.
Our ability to maintain sufficient liquidity and comply with financial debt covenants is highly dependent upon achieving expected operating results. Failure to achieve expected operating results could have a material adverse effect on our liquidity, our ability to obtain financing or access our existing financing, and our operations in the future and could allow our debt holders to demand payment of all outstanding amounts. Refer to Item 1A, Risk Factors, for further discussion.
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

(In thousands)	2022	2021	2020
Balance at Beginning of the Year	$8,183	$7,018	$7,660
Warranties Issued	3,407	6,083	1,725
Reassessed Warranty Exposure	(65)	(1,474)	(1,029)
Warranties Settled	(3,516)	(3,444)	(1,338)
Balance at End of the Year	$8,009	$8,183	$7,018
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
Any new additional operating and financing lease liabilities and corresponding right-of-use (“ROU”) assets are based on the present value of the remaining minimum rental payments. The Company's operating lease liability increased approximately $3.0 million as a result of acquiring ROU assets from new leases entered into during the year ended December 31, 2022. In determining the incremental borrowing rate, we have considered borrowing data for secured debt obtained from our lending institution.
The following is a summary of the Company's ROU assets and liabilities at December 31:

(In thousands)	2022	2021
Operating Leases:
Operating Right-of-Use Assets, Gross	$29,466	$30,318
Less Accumulated Right-of-Use Asset Impairment	1,710	1,710
Less Accumulated Amortization	14,728	12,439
Operating Right-of-Use Assets, Net	$13,028	$16,169
Short-term Operating Lease Liabilities	$4,441	$6,778
Long-term Operating Lease Liabilities	9,942	12,018
Operating Lease Liabilities	$14,383	$18,796

Finance Leases:
Finance Right-of-Use Assets, Gross	$231	$177
Less Accumulated Amortization	138	106
Finance Right-of-Use Assets, Net — Included in Other Assets	$93	$71
Short-term Finance Lease Liabilities — Included in Other Accrued Expenses	$29	$72
Long-term Finance Lease Liabilities — Included in Other Liabilities	67	—
Finance Lease Liabilities	$96	$72

The following is a summary of the Company's total lease costs as of December 31:

(In thousands)	2022	2021
Finance Lease Cost:
Amortization of ROU Assets	$94	$573
Interest on Lease Liabilities	4	78
Total Finance Lease Cost	98	651
Operating Lease Cost	6,627	5,881
Variable Lease Cost	1,757	1,546
Short-term Lease Cost (excluding month-to-month)	602	271
Less Sublease and Rental Income	(1,329)	(1,265)
Total Operating Lease Cost	7,657	6,433
Total Net Lease Cost	$7,755	$7,084
The following is a summary of cash paid for amounts included in the measurement of lease liabilities as of December 31:

(In thousands)	2022	2021
Operating Cash Flow for Finance Leases	$4	$78
Operating Cash Flow for Operating Leases	$7,873	$6,711
Financing Cash Flow for Finance Leases	$93	$901
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
The weighted-average remaining term for the Company's operating and financing leases are approximately 4 years and 3 years, respectively. The weighted-average discount rates for the Company's operating and financing leases are each approximately 3.6%.
The following is a summary of the Company's maturity of lease liabilities:

(In thousands)	Operating Leases	Financing Leases
2023	$4,876	$32
2024	3,879	32
2025	3,310	18
2026	1,216	14
2027	859	6
Thereafter	1,298	—
Total Lease Payments	15,438	102
Less: Interest	1,055	6
Total Lease Liability	$14,383	$96
These amounts exclude annual operating lease payments of approximately $1.7 million per year through 2033, which represents legal binding lease payments for leases signed, but not yet commenced.
NOTE 11 — INCOME TAXES
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for the amount of tax benefits which are not more likely than not to be realized.

The provision for (benefit from) income taxes at December 31 consists of the following:

(In thousands)	2022	2021	2020
Current
U.S. Federal	$5,338	$(1,713)	$(8,679)
State	(153)	(667)	(4,539)
Foreign	750	1,439	1,036
Current	5,935	(941)	(12,182)

Deferred
U.S. Federal	113	(237)	17,044
State	(239)	(87)	(92)
Foreign	145	(117)	(1,399)
Deferred	19	(441)	15,553
Total	$5,954	$(1,382)	$3,371
The effective tax rates differ from the statutory federal income tax rate as follows:

	2022	2021	2020
Statutory Federal Income Tax Rate	21.0%	21.0%	21.0%
Permanent Items
Stock Compensation Expense	(2.2)%	(2.1)%	(0.3)%
Non Deductible Goodwill Impairment	—%	—%	(10.2)%
Contingent Consideration Liability Fair Value Adjustment	—%	1.7%	—%
Other	(0.3)%	(0.7)%	—%
Foreign Tax Rate Differential	(2.8)%	(2.7)%	(1.0)%
State Income Tax, Net of Federal Income Tax Effect	1.0%	2.2%	3.3%
Research and Development Tax Credits	7.7%	12.8%	2.2%
Change in Valuation Allowance	(44.6)%	(29.8)%	(19.2)%
Net GILTI and FDII Tax Expense	1.8%	—%	—%
Foreign Tax Credit for Dividend Withholding	(1.5)%	1.7%	—%
Tax Rate Change on 2020 Federal Net Operating Loss Carryback	—%	0.9%	1.3%
Other	(0.1)%	0.1%	(0.1)%
Effective Tax Rate	(20.0)%	5.1%	(3.0)%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as tax attributes.

Significant components of the Company’s deferred tax assets and liabilities at December 31, are as follows:

(In thousands)	2022	2021
Deferred Tax Assets:
Asset Reserves	$17,680	$17,462
Deferred Compensation	6,798	7,424
Section 163(j) - Interest Expense Limitation	—	891
State Investment and Research and Development Tax Credit Carryforwards, Net of Federal Tax	1,128	4,674
Customer Advanced Payments and Deferred Revenue	1,917	1,301
Net Operating Loss Carryforwards and Other	11,307	15,617
Goodwill and Intangible Assets	1,277	1,082
ASC 606 Revenue Recognition	197	1,817
Research & Development Costs	19,892	—
Lease Liabilities	3,201	4,178
Other	6,135	5,540
Total Gross Deferred Tax Assets	69,532	59,986
Valuation Allowance for Federal and State Deferred Tax Assets and Tax Credit Carryforwards, Net of Federal Tax	(57,369)	(43,519)
Deferred Tax Assets	12,163	16,467
Deferred Tax Liabilities:
Depreciation	8,886	9,393
ASC 606 Revenue Recognition - Section 481(a) Adjustment	525	1,030
Lease Assets	2,905	3,539
Earnout Income Accrual	—	2,603
Other	1,005	1,050
Deferred Tax Liabilities	13,321	17,615
Net Deferred Tax Liabilities	$(1,158)	$(1,148)
The net deferred tax assets and liabilities presented in the Consolidated Balance Sheets are as follows at December 31:

(In thousands)	2022	2021
Other Assets — Long-term	$712	$273
Deferred Tax Liabilities — Long-term	(1,870)	(1,421)
Net Deferred Tax Liabilities	$(1,158)	$(1,148)
The Company records a valuation allowance against the deferred tax assets if and to the extent it is more likely than not that the Company will not recover the deferred tax assets. In evaluating the need for a valuation allowance, the Company weighs all relevant positive and negative evidence, and considers among other factors, historical financial performance, projected future taxable income, scheduled reversals of deferred tax liabilities, the overall business environment, and tax planning strategies. Losses in recent periods and cumulative pre-tax losses in the three year period ending with the current year, combined with the significant uncertainty brought about by the COVID-19 pandemic, is collectively considered significant negative evidence under ASC 740 when assessing whether an entity can use projected income as a basis for concluding that deferred tax assets are realizable on a more-likely than not basis. For purposes of assessing the recoverability of deferred tax assets, the Company determined that it could not include future projected earnings in the analysis due to the recent history of losses and therefore had insufficient objective positive evidence that the Company will generate sufficient future taxable income to overcome the negative evidence of cumulative losses. Accordingly, during the years ended December 31, 2022, 2021, and 2020, the Company determined that a portion of its deferred tax assets are not expected to be realizable in the future. As a result, the Company recorded a provision for valuation allowances against its U.S. federal deferred tax assets of approximately $11.9 million, $6.0 million, and $23.3 million during the years ended December 31, 2022, 2021 and 2020, respectively. In addition, during the years ended December 31, 2022 and 2021, the Company recorded a valuation allowance against certain foreign deferred tax assets of approximately $0.4 million and $1.3 million, respectively.

Beginning January 1, 2022, the Tax Cuts and Jobs Act (TCJA) of 2017 eliminated the option to deduct research and development expenditures in the current year and now requires taxpayers to capitalize and amortize research and development costs pursuant to Internal Revenue Code (“IRC”) Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses. As a result of this provision of the TCJA, deferred tax assets related to capitalized research expenses increased by approximately $19.9 million during the year ended December 31, 2022. Given the recent history of losses, the Company determined that it could not include future projected income as a source of taxable income to realize this deferred tax asset in the future. As a result, a valuation allowance has been recorded.
At December 31, 2022, gross federal net operating losses, amounted to approximately $3.1 million. In the current year, the Company generated approximately $51.5 million of taxable income, net of utilized net operating losses of approximately $25.7 million. The remaining prior year carry forward net operating losses of approximately $3.1 million can be carried forward and are subject to annual limitations under Internal Revenue Code Section 382. Of these net operating losses, $2.7 million expire in 2038 and the remaining $0.4 million will carryforward indefinitely. Given the recent history of losses, the Company determined that it could not include future projected income as a source of taxable income to realize this deferred tax asset in the future. As a result, a valuation allowance has been recorded.
At December 31, 2022, gross state net operating loss carryforwards amounted to approximately $134.1 million. These state net operating loss carryforwards begin to expire at various dates from 2022 through 2042. Due to the uncertainty as to the Company’s ability to generate sufficient taxable income in certain states in the future along with the recent history of losses resulting in the Company excluding future projected income as a source of taxable income to realize certain of these state net operating losses in the future, a valuation allowance has been recorded.
At December 31, 2022, state income tax credit carryforwards amounted to approximately $1.1 million and begin to expire at various dates from 2022 to 2037. Due to the uncertainty as to the Company’s ability to generate sufficient taxable income in certain states in the future along with the recent history of losses resulting in the Company excluding future projected income as a source of taxable income to realize certain of these state net operating losses in the future, a valuation allowance has been recorded.
At December 31, 2022, the Company has approximately $0.2 million of foreign tax credits that it can carry forward through 2031. Given the recent history of losses, the Company determined that it could not include future projected income as a source of taxable income to realize this deferred tax asset in the future. As a result, a valuation allowance has been recorded.
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

(in thousands)	2022	2021	2020
Balance at Beginning of the Year	$1,412	$1,890	$2,565
Decreases as a Result of Tax Positions Taken in Prior Years	(969)	(478)	(775)
Increases as a Result of Tax Positions Taken in the Current Year	—	—	100
Balance at End of the Year	$443	$1,412	$1,890
There are no material penalties or interest liabilities accrued as of December 31, 2022, 2021, or 2020, nor are any material penalties or interest costs included in expense for each of the years ended December 31, 2022, 2021 and 2020. The years under which we conducted our evaluation coincided with the tax years currently still subject to examination by major federal and state tax jurisdictions, those being 2019 through 2022 for federal purposes and 2017 through 2022 for state purposes.
Pretax income (loss) from the Company’s foreign subsidiaries amounted to approximately $0.1 million, $(3.3) million and $(7.0) million for 2022, 2021 and 2020, respectively. The balance of pretax earnings or loss for each of those years were domestic.

Historically, we have asserted that the unremitted earnings of our foreign subsidiaries were indefinitely reinvested. However, as of December 31, 2022, we determined that we can no longer assert indefinite reinvestment on approximately $3.4 million of the unremitted earnings of Luminescent Systems Canada Inc. As a result, we have recorded a deferred tax liability of approximately $0.2 million at December 31, 2022, related to local country withholding taxes that are expected to be incurred upon ultimate repatriation of such earnings. All other foreign unremitted earnings, which total approximately $11.3 million, continue to be indefinitely reinvested. We continue to be permanently reinvested in outside basis differences other than unremitted earnings as we have no plans to liquidate or sell any foreign subsidiaries. In addition, we have not provided deferred taxes on any outside basis differences of our domestic subsidiaries as we have the ability and intent to recover these basis differences in a tax-free manner. It is not practicable to determine the amount of unrecognized deferred tax related to these basis differences.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the economic uncertainty resulting from the COVID-19 pandemic. The CARES Act includes many measures to assist companies, including temporary changes to income and non-income based laws, some of which were enacted as part of the Tax Cuts and Jobs Act of 2017 (“TCJA”). Some of the key changes include eliminating the 80% of taxable income limitation by allowing corporate entities to fully utilize NOLs to offset taxable income in 2018, 2019 and 2020, allowing NOLs originating in 2018, 2019 and 2020 to be carried back five years, enhanced interest deductibility, and retroactively clarifying the immediate recovery of qualified improvement property costs rather than over a 39-year recovery period. As a result of the on-going COVID-19 pandemic, the Company generated a significant tax loss for the year ended December 31, 2020, which was carried back under the CARES Act to recover previously paid income taxes. During the years ended December 31, 2021 and 2020, the Company recorded a tax benefit relating to the NOL carryback provisions and the technical correction for qualified improvement property provided for in the CARES Act of approximately $0.3 million and $1.5 million respectively. No tax benefit was recorded for the year ending December 31, 2022.
The Inflation Reduction Act of 2022 (IRA) was signed into law on August 16, 2022. Key provisions under the IRA include a 15% corporate alternative minimum tax imposed on certain large corporations and the extension and expansion of clean energy tax incentives. There were no impacts related to the IRA recorded for the year ending December 31, 2022.
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
Total charges to income before income taxes for these plans were approximately $4.7 million, $4.3 million and $3.3 million in 2022, 2021 and 2020, respectively. The Company has funded the 2021 and 2022 contributions to date with treasury stock in lieu of cash and will fund the remaining 2022 contribution with treasury stock in the first quarter of 2023.
NOTE 13 — RETIREMENT PLANS AND RELATED POST RETIREMENT BENEFITS
The Company has two non-qualified supplemental retirement defined benefit plans (“SERP” and “SERP II”) for certain current and retired executive officers. The accumulated benefit obligation of the plans as of December 31, 2022 and 2021 amounts to $20.5 million and $28.5 million, respectively.
The plans provide for benefits based upon average annual compensation and years of service and, in the case of SERP, there are offsets for social security and profit sharing benefits. It is the Company’s intent to fund the plans as plan benefits become payable, since no assets exist at December 31, 2022 or 2021 for either of the plans.
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

Unrecognized prior service costs of $1.0 million ($1.6 million net of $0.6 million in taxes) and unrecognized actuarial losses of $0.8 million ($2.4 million net of $1.6 million in taxes) are included in AOCI at December 31, 2022 and have not yet been recognized in net periodic pension cost.
The reconciliation of the beginning and ending balances of the projected benefit obligation of the plans for the years ended December 31 is as follows:

(In thousands)	2022	2021
Funded Status
Projected Benefit Obligation
Beginning of the Year — January 1	$30,503	$31,730
Service Cost	138	195
Interest Cost	834	764
Actuarial Gain	(4,917)	(1,838)
Benefits Paid	(348)	(348)
End of the Year — December 31	$26,210	$30,503
In 2022, the net actuarial gain of $4.9 million is due principally to the increase of 225 basis points in the discount rate used to measure the benefit obligation as of December 31, 2022 compared to the prior year. The assumptions used to calculate the projected benefit obligation as of December 31 are as follows:

	2022	2021
Discount Rate	5.00%	2.75%
Future Average Compensation Increases	2.00% - 3.00%	2.00% - 3.00%
The plans are unfunded at December 31, 2022 and are recognized in the accompanying Consolidated Balance Sheets as a current accrued pension liability of $0.3 million and a long-term accrued pension liability of $25.9 million. This also is the expected future contribution to the plan, since the plan is unfunded.
The service cost component of net periodic benefit cost is included in SG&A expenses, and all other net periodic benefit costs components (such as interest cost, prior service cost amortization and actuarial gain/loss amortization) are reported outside of operating income, within Other Expense, Net of Other Income in the accompanying Consolidated Statements of Operations.
The following table summarizes the components of the net periodic cost for the years ended December 31:

(In thousands)	2022	2021	2020
Net Periodic Cost
Service Cost — Benefits Earned During Period	$138	$195	$223
Interest Cost	834	764	836
Amortization of Prior Service Cost	386	386	386
Amortization of Losses	949	1292	648
Net Periodic Cost	$2,307	$2,637	$2,093
The assumptions used to determine the net periodic cost are as follows:

	2022	2021	2020
Discount Rate	2.75%	2.42%	3.17%
Future Average Compensation Increases	2.00% - 3.00%	2.00% - 3.00%	2.00%
The Company expects the benefits to be paid in the next year to be $0.3 million, each of the next three years to be $0.6 million, $1.0 million in the year following, and $10.5 million in the aggregate for the next five years after that. This also is the expected Company contribution to the plans.
Participants in SERP are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The measurement date for determining the plan obligation and cost is December 31. The accumulated postretirement benefit obligation is $0.8 million and $1.1 million for the years ended December 31, 2022 and 2021, respectively. The plan is recognized in the accompanying Consolidated Balance Sheets as a current accrued pension liability of $0.1 million and a long-

term accrued pension liability of $0.7 million. The net periodic cost for the years ended December 31, 2022, 2021 and 2020 is immaterial.
The Company also has a defined benefit plan related to its subsidiary in France. The measurement date for determining the plan obligation and cost is December 31. The defined benefit plan has an overfunded asset of $0.1 million and an unfunded liability of $0.3 million for the years ended December 31, 2022 and 2021, respectively. The plan is recognized in the accompanying Consolidated Balance Sheets as a long-term asset and long-term liability, respectively. The net periodic cost for the years ended December 31, 2022, 2021 and 2020 is immaterial.
The Company is a participating employer in a trustee-managed multiemployer defined benefit pension plan for employees who participate in collective bargaining agreements. The plan generally provides retirement benefits to employees based on years of service to the Company. Contributions are based on the hours worked and are expensed on a current basis. The plan is 98.0% funded as of January 1, 2022. The Company’s contributions to the plan were $0.5 million in 2022, $0.4 million in 2021 and $0.5 million in 2020. These contributions represent less than 1% of total contributions to the plan.
NOTE 14 — SHAREHOLDERS’ EQUITY
Share Buyback Program
The Company’s Board of Directors from time to time authorizes the repurchase of common stock, which allows the Company to purchase shares of its common stock in accordance with applicable securities laws on the open market or through privately negotiated transactions. In the year ended December 31, 2020, the Company repurchased 282,000 shares, at an aggregate cost of $7.7 million. The Company has the capacity under the currently authorized program to repurchase additional shares of its common stock with a maximum dollar value of $41.5 million. The Company’s Rule 10b5-1 plan associated with the program was terminated on February 3, 2020. Under its current credit agreement, and as described further in Note 8, the Company is restricted from further stock repurchases under this program.
Reserved Common Stock
At December 31, 2022, approximately 10.8 million shares of common stock were reserved for issuance upon conversion of the Class B stock, exercise of stock options, issuance of restricted stock and purchases under the Employee Stock Purchase Plan. Class B Stock is identical to Common Stock, except Class B Stock has ten votes per share, is automatically converted to Common Stock on a one-for-one basis when sold or transferred other than via gift, devise or bequest and cannot receive dividends unless an equal or greater amount of dividends is declared on Common Stock.
Comprehensive Loss and Accumulated Other Comprehensive Loss
Comprehensive income or loss consists of net income or loss and the after-tax impact of retirement liability adjustments. No income tax effect is recorded for currency translation adjustments.
The components of accumulated other comprehensive loss are as follows:

(In thousands)	2022	2021
Foreign Currency Translation Adjustments	$(7,335)	$(5,407)
Retirement Liability Adjustment – Before Tax	(4,473)	(11,370)
Tax Benefit	2,282	2,282
Retirement Liability Adjustment – After Tax	(2,191)	(9,088)
Accumulated Other Comprehensive Loss	$(9,526)	$(14,495)
The components of other comprehensive income (loss) are as follows:

(In thousands)	2022	2021	2020
Foreign Currency Translation Adjustments	$(1,928)	$(939)	$2,574
Retirement Liability Adjustment	6,897	2,894	(3,396)
Other Comprehensive Income (Loss)	$4,969	$1,955	$(822)
In 2022, 2021 and 2020, no tax benefit was recognized as the Company had recorded a full valuation allowance.

NOTE 15 — LOSS PER SHARE
Loss per share computations are based upon the following table:

(In thousands, except per share data)	2022	2021	2020
Net Loss	$(35,747)	$(25,578)	$(115,781)
Basic Earnings Weighted Average Shares	32,164	31,061	30,795
Net Effect of Dilutive Stock Options	—	—	—
Diluted Earnings Weighted Average Shares	32,164	31,061	30,795
Basic Loss Per Share	$(1.11)	$(0.82)	$(3.76)
Diluted Loss Per Share	$(1.11)	$(0.82)	$(3.76)
Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted earnings per share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. The number of common shares excluded from the computation was approximately 1.4 million for the year ended December 31, 2022, 1.2 million for the year ended December 31, 2021, and 0.8 million for the year ended December 31, 2020.
The Company has funded substantially all of its 2021 and 2022 401K contributions, and will fund the remaining 2022 401K contributions outstanding, with treasury stock in lieu of cash. The earnings per share computation for the years ended December 31, 2022 and 2021 are is inclusive of approximately 0.1 million and 0.4 million in shares outstanding for the equivalent shares needed to fulfill the respective period’s 401K obligation using the closing share price as of December 31, 2022 and 2021, respectively. Actual shares issued may differ based on the share price on the settlement date.
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
The Company established its Incentive Stock Option Plans for the purpose of attracting and retaining executive officers and key employees, and to align management’s interest with those of the shareholders. At December 31, 2022, the Company had options outstanding for 521,973 shares under the plans.
The Company established the Directors Stock Option Plans for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors, and to align their interest with those of the shareholders. At December 31, 2022, the Company had options outstanding for 63,149 shares under the plans.
During 2017, the Company established the Long Term Incentive Plan for the purpose of attracting and retaining directors, executive officers and key employees, and to align management's interest with those of the shareholders. The Long Term Incentive Plan contemplates the use of a mix of equity award types. For stock options, the exercise price is equal to the share price on the date of grant. Upon inception, the remaining options available for future grant under the 2011 Incentive Stock Option Plan and the Directors Stock Option Plans were rolled in the Long Term Incentive Plan, and no further grants may be made out of those plans. At December 31, 2022, the Company had stock options and RSU's outstanding that covered 1,369,810 shares under the Long Term Incentive Plan, and there were 1,226,057 shares available for future grant under this plan.
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

The following table provides compensation expense information based on the fair value of stock options and RSU's for the years ended December 31 as follows:

(In thousands)	2022	2021	2020
Equity-based Compensation Expense	$6,497	$6,460	$5,184
Tax Benefit	(1,068)	(924)	(709)
Equity-based Compensation Expense, Net of Tax	$5,429	$5,536	$4,475
Tax benefit excludes the impact of valuation allowances recorded against deferred tax assets.
Stock Options
No options were granted during the year ending December 31, 2020.

	2022	2021	2020
Weighted Average Fair Value of the Options Granted	$5.97	$7.05	$—
The weighted average fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2022	2021	2020
Risk-free Interest Rate	3.48% – 3.62%	0.45% - 1.52%	—%
Dividend Yield	—%	—%	—%
Volatility Factor	0.61	0.58	—
Expected Life in Years	5 – 9 years	5 - 10 years	—
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
A summary of the Company’s stock option activity and related information for the year ended December 31 is as follows:

	2022
(Aggregate intrinsic value in thousands)	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1	1,263,658	$21.64	$—
Options Granted	276,298	$9.74	$—
Options Exercised	(51,138)	$9.85	$—
Options Forfeited	(112,100)	$13.33	$—
Outstanding at December 31	1,376,718	$20.37	$—
Exercisable at December 31	687,682	$27.35	$—
The aggregate intrinsic value in the preceding table represents the total pretax option holder’s intrinsic value, based on the closing stock price of the Company’s Common Stock which would have been received by the option holders had all option holders exercised their options as of that date. The closing stock price of the Company’s Common Stock was $10.30, $12.00 and $13.23 as of December 31, 2022, 2021 and 2020, respectively. As the stock price of $10.30 was below the weighted average exercise price, intrinsic value is zero.
The weighted average fair value of options vested during 2022, 2021 and 2020 was $12.89, $14.58 and $14.77, respectively. The total fair value of options that vested during the year amounted to $2.4 million, $1.2 million and $1.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. At December 31, 2022, total compensation costs related to non-vested option awards not yet recognized amounts to $4.6 million and will be recognized over a weighted average period of approximately 3 years.

The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of December 31, 2022:

	Outstanding			Exercisable
Exercise Price Range	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$3.19 – $14.45	757,791	8.9	$11.59	140,770	7.9	$12.28
$22.69 – $35.82	609,800	4.5	$30.91	537,785	4.1	$30.97
$45.89 – $45.89	9,127	2.2	$45.89	9,127	2.2	$45.89
	1,376,718	6.9	$20.37	687,682	4.9	$27.35
Restricted Stock Units
The fair value of each RSU granted is equal to the fair market value of the Company’s Common Stock on the date of grant. The RSU’s granted to employees generally cliff vest three years from the date of grant, while RSU’s granted to directors cliff vest six months from the date of grant. There were 314,264 RSU’s granted in 2022 at a weighted-average price of $13.56, of which 129,422 awards were vested and issued during 2022. Forfeitures during the year were 25,781. Included in total equity-based compensation expense for the year ended December 31, 2022 was $3.5 million related to RSU’s. At December 31, 2022, total compensation costs related to non-vested awards not yet recognized amounts to $3.5 million and will be recognized over a weighted average period of approximately 2 years.
Employee Stock Purchase Plan
In addition to the stock options and RSU's discussed above, the Company has established the Employee Stock Purchase Plan to encourage employees to invest in Astronics Corporation. The plan provides employees the opportunity to invest up to the IRS annual maximum of approximately $25,000 in Astronics common stock at a price equal to 85% of the fair market value of the Astronics common stock, determined each October 1. Employees are allowed to enroll annually. Employees indicate the number of shares they wish to obtain through the program and their intention to pay for the shares through payroll deductions over the annual cycle of October 1 through September 30. Employees can withdraw anytime during the annual cycle, and all money withheld from the employees’ pay is returned. If an employee remains enrolled in the program, enough money will have been withheld from the employees’ pay during the year to pay for all the shares that the employee opted for under the program. At December 31, 2022, employees had subscribed to purchase 473,666 shares at $7.10 per share. The weighted average fair value of the options was approximately $2.39, $5.00 and $3.43 for options granted during the year ended December 31, 2022, 2021 and 2020, respectively.
The fair value for the options granted under the Employee Stock Purchase Plan was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2022	2021	2020
Risk-free Interest Rate	4.01%	0.09%	0.12%
Dividend Yield	—%	—%	—%
Volatility Factor	0.50	0.71	1.00
Expected Life in Years	1.0	1.0	1.0
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
On October 4, 2019, the Company acquired the stock of the primary operating subsidiaries as well as certain other assets from mass transit and defense market test solution provider, Diagnosys Test Systems Limited. The purchase consideration included an earnout estimated at a fair value of $2.5 million at the time of acquisition. The terms of the Diagnosys acquisition allow for a potential earnout of up to an additional $13.0 million over the three years post-acquisition based on achievement of new order levels of over $72.0 million during that period. The fair value assigned to the earnout was determined using the real options method, which requires Level 3 inputs such as new order forecasts, discount rate, volatility factors, and other market variables to assess the probability of Diagnosys achieving certain order levels over the period. Based on actual and forecasted new orders, the fair value was zero as of December 31, 2021, with the contingent consideration liability fair value adjustment of $2.2 million recorded within the Selling, General and Administrative line in the Consolidated Condensed Statements of Operations in the year ended December 31, 2021. No amounts have been paid or are payable related to this earnout.
There were no other financial assets or liabilities carried at fair value measured on a recurring basis at December 31, 2022 or 2021.
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
There were no impairment charges to goodwill in any of the Company’s reporting units in 2022 or 2021.
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
Long-lived assets are evaluated for recoverability whenever adverse effects or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability test consists of comparing the undiscounted projected cash flows of the asset or asset group (which are Level 3 inputs) with the asset of asset group’s carrying amount. Should the carrying amount exceed undiscounted projected cash flows, an impairment loss would be recognized to the extent the carrying amount exceeds fair value. As of December 31, 2022 and 2021, the Company concluded that no indicators of impairment relating to long-lived assets existed.
In conjunction with the deteriorating economic conditions associated with the COVID-19 pandemic, we recorded an impairment charge to ROU assets of approximately $0.7 million incurred in the Aerospace segment within the Impairment Loss line in the Consolidated Statements of Operations for the year ended December 31, 2020.
From time to time, the Company makes long-term, strategic equity investments in companies to promote business and strategic objectives. These investments are included in Other Assets on the Consolidated Balance Sheets. One of the investments incurred a full impairment charge which accounts for $3.5 million recorded within the Other Expense, Net of Other Income line in the accompanying Consolidated Statements of Operations for the year ended December 31, 2020. No such impairment was recorded in 2022 or 2021. These are Level 3 measurements as there were no observable price changes during the year.
Of the severance charges recorded, $0.6 million and $2.6 million in 2021 and 2020, respectively, qualify as one-time termination benefit arrangements and were initially measured at fair value using level 3 inputs.
Due to their short-term nature, the carrying value of cash and equivalents, accounts receivable and accounts payable approximate fair value. The carrying value of the Company’s variable rate long-term debt instruments also approximates fair value due to the variable rate feature of these instruments.
NOTE 18 — SELECTED QUARTERLY FINANCIAL INFORMATION
The following table summarizes selected quarterly financial information for 2022 and 2021:

	Quarter Ended
(Unaudited)	December 31,	December 31,
(In thousands, except for per share data)	2022	2021
Sales	$158,153	$116,052
Gross Profit (Sales Less Cost of Products Sold)	$21,510	$18,464
Net Gain on Sale of Facility	$—	$5,014
Earnout on Previous Sale of Business	$—	$10,677
Loss Before Income Taxes	$(7,208)	$(151)
Net (Loss) Income	$(6,779)	$1,604
Basic (Loss) Earnings Per Share	$(0.21)	$0.05
Diluted (Loss) Earnings Per Share	$(0.21)	$0.05
A former customer filed a lawsuit alleging damages associated with defective product in 2019. Mediation of the matter was held in November 2022. The Company agreed to make a payment of $2.0 million to settle the matter in the third quarter of 2022. The Company was indemnified by other parties for approximately $1.5 million and recorded a gain as an offset to Selling, General and Administrative expense in the fourth quarter of 2022. The Company has also experienced material and labor inflation throughout 2022 which also impacts the comparability against the fourth quarter of 2021.
In the fourth quarter of 2021, a portion of the AMJP grant received of $7.6 million was recognized as an offset to cost of products sold. This benefit was offset by a legal accrual recorded of $8.4 million relating to an adverse ruling of an ongoing patent infringement case. In addition, the Company agreed to an earnout, shown above, with the buyer of the former semiconductor test business as more fully described in Note 21 and sold one of its Aerospace facilities, resulting in $5.0 million gain on sale discussed in Note 22. In the fourth quarter of 2021, after completion of the tax returns for the year ended December 31, 2020, the Company recorded a current federal tax benefit of approximately $1.7 million related to additional net operating loss and R&D tax credits that will be carried back to prior tax years in order to claim a refund.
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
In July 2017, Lufthansa filed an action in the Regional State Court of Mannheim for payment of damages caused by AES’s direct sales of the product into Germany. A first instance decision in this matter was handed down on December 6, 2019.

According to this ruling, Lufthansa was awarded damages in the amount of approximately $3.2 million plus interest. Prior to 2019, the Company had accrued $1.0 million related to this matter. As a result of the judgment on direct sales into Germany, the Company recognized an incremental reserve of $3.5 million in its December 31, 2019 financial statements related to this matter. In 2020, AES made payment of $4.7 million, inclusive of interest, in satisfaction of the first instance judgment. Both AES and Lufthansa have appealed this decision and the appeal is currently pending before the Higher Regional Court of Karlsruhe. An oral hearing has been scheduled by the appellate court for April 12, 2023. A decision is expected on the appeals of both parties in the second quarter of 2023. If the first instance judgment is later reversed on appeal, the Company could reclaim any amounts that were previously paid to Lufthansa that are in excess of the amount awarded by the appellate court, but there can be no assurances that we will be successful on such appeal. Further, if Lufthansa is successful on their appeal, additional damages may be awarded to them.
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
A first instance decision in this matter was issued on December 6, 2019. The Court found that indirect sales (as defined above) by AES to international customers infringe the patent under the conditions specified in the judgment and that the sale of components of the EmPower system to Germany constitutes an indirect patent infringement. The Court rejected Lufthansa's claim that AES is also liable for damages for the sale of modified products. This means that AES is not liable for damages based on the sale of modified outlet units that removed the infringing feature. AES and Lufthansa both appealed this decision and the appeal is currently pending before the Higher Regional Court of Karlsruhe. An oral hearing is scheduled for June 14, 2023, with a decision expected approximately one month later. In its appeal, Lufthansa requested an additional finding that AES shall be held liable for all damages (in an unspecified amount) caused by AES’s alleged incorrect accounting of its past sales.
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
After the accounting, Lufthansa is expected to enforce its claim for damages in separate court proceedings. These proceedings would most likely be tried before the Mannheim Court again, which makes it probable that the Mannheim court will determine the damages for the indirect sales on the basis of the same principles as in the direct sales proceedings (unless the latter ruling of the Mannheim court is reversed on appeal). Based on the information available and the determination of the damages in the direct sales claim discussed above, we estimated that the Company’s total exposure related to these matters that was probable and that could be reasonably estimated at December 31, 2019 was approximately $11.6 million plus approximately $4.5 million of accrued interest, for a total of approximately $16.1 million. Interest will accrue at a rate of 5% above the European Central Bank rate until final payment to Lufthansa. Approximately $0.6 million was recorded within Selling, General and Administrative Expenses in the Company’s Consolidated Statements of Operations in each of 2022, 2021 and 2020, respectively, for additional interest accrued during such periods.
In connection with the indirect sales claims, we currently believe it is unlikely that the appeals process will be completed and any damages and related interest will be paid before December 31, 2023. Therefore, the liability related to this matter, totaling $17.8 million and $17.3 million, is classified within Other Liabilities (non-current) in the Consolidated Balance Sheets at December 31, 2022 and 2021, respectively. This amount may be adjusted depending on the decision of the court on the direct sales damages appeal referred to previously.
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
In the French matter, there was a hearing on the validity of the patent in October 2020. On December 4, 2020, the Court held the French patent invalid for all asserted claims. There can consequently be no finding of infringement on first instance. Lufthansa has appealed this judgment. The appeal hearing took place on December 8, 2022 and on February 24, 2023, the court upheld the first instance judgment in favor of AES. As loss exposure is not probable and estimable at this time, the Company has not recorded any liability with respect to the French matter as of December 31, 2022 or 2021.
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
Under English law, Lufthansa has the option of pursuing a claim in relation to the defendants’ profits from their infringing activities or pursuing a claim in relation to Lufthansa's own lost profits. That election has not yet been made by Lufthansa and there is currently no date set for it to make this election. However, as we concluded a loss was probable and reasonably estimable based upon the information available to AES, we estimated damages of approximately $6.2 million, plus accrued interest of approximately $1.1 million, for AES and its indemnified customers. Interest will accrue until final payment to Lufthansa. Approximately $7.3 million was reflected for this matter as a liability in the Consolidated Balance Sheet as of December 31, 2021, and was recorded within Selling, General & Administrative Expenses in the accompanying Consolidated Statement of Operations for the year then ended. This amount is subject to change as additional data is received and evaluated, and as additional information regarding the damages methodology is claimed by Lufthansa in advance of the damages trial. The damages trial is scheduled to be heard starting in October 2024, with payment likely due in late 2024 or early 2025. Therefore, the liability related to this matter, totaling $7.0 million and $7.3 million, is classified within Other Liabilities (non-current) in the Consolidated Balance Sheets at December 31, 2022 and 2021, respectively. The variance is due to currency fluctuation.
Separate from any such damages Lufthansa may seek in connection with the UK infringement decision discussed above, as a result of the first instance judgement in their favor, Lufthansa was entitled to reimbursement from AES of a proportion of its legal expenditures in the UK case. An interim reimbursement of approximately $1.3 million was paid to Lufthansa in August 2020. The associated expense was recorded in the Consolidated Statements of Operations in the year ended December 31, 2020 within Selling, General & Administrative Expenses. As a result of the appeal decision, Lufthansa will be entitled to reimbursement from AES of a larger proportion of its first instance legal expenditures, as well as a portion of its legal expenditures associated with the appeal. We recorded an estimated liability of approximately $1.1 million in our Consolidated Balance Sheet at December 31, 2021. The associated expense is recorded within Selling, General & Administrative Expenses in the Consolidated Statement of Operations for the year then ended. A payment of $0.3 million was made in 2022. It is likely the remaining amount will be payable within the next twelve months, and as such, the liability of $0.7 million has been classified as a current liability in the accompanying Consolidated Balance Sheets within Other Accrued Expenses at December 31, 2022.
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
Other
On March 23, 2020, Teradyne, Inc. filed a complaint against the Company and its subsidiary, Astronics Test Systems (“ATS”) (together, “the Defendants”) in the United States District Court for the Central District of California alleging patent and copyright infringement, and certain other related claims. The Defendants moved to dismiss certain claims from the case. On November 6, 2020, the Court dismissed the Company from the case, and also dismissed a number of claims, though the patent and copyright infringement claims remain. The case proceeded to discovery. In addition, on December 21, 2020, ATS filed a petition for inter partes review (“IPR”) with the US Patent Trial and Appeal Board (“PTAB”), seeking to invalidate the subject patent, and on July 21, 2021, the PTAB instituted IPR. ATS requested and, on August 26, 2021, the District Court granted, a stay of litigation during the IPR proceeding. Oral arguments on the IPR were held on April 21, 2022. The PTAB issued its decision on July 20, 2022, in which it invalidated all of Teradyne’s patent claims. Teradyne will not appeal the decision. The stay of litigation was lifted with respect to the remaining claims in August 2022 and discovery has resumed. Trial is scheduled for December 5, 2023. No amounts have been accrued for this matter in the December 31, 2022 or 2021 financial statements, as loss exposure was neither probable nor estimable at such times.

In 2019, a former customer filed a lawsuit alleging damages associated with defective product. Mediation of the matter was held in November 2022. The Company agreed to make a payment of $2.0 million to settle the matter in the third quarter of 2022. The Company was indemnified by other parties for approximately $1.5 million and recorded a gain as an offset to Selling, General and Administrative expense in the fourth quarter of 2022.
Other than these proceedings, we are not party to any significant pending legal proceedings that management believes will result in a material adverse effect on our financial condition or results of operations.
NOTE 20 — SEGMENTS
Segment information and reconciliations to consolidated amounts for the years ended December 31 are as follows:

(In thousands)	2022	2021	2020
Sales:
Aerospace	$461,206	$365,261	$418,079
Less Inter-segment Sales	(10)	(23)	(91)
Total Aerospace Sales	461,196	365,238	417,988

Test Systems	73,717	80,027	85,589
Less Inter-segment Sales	(19)	(357)	(990)
Test Systems	73,698	79,670	84,599
Total Consolidated Sales	$534,894	$444,908	$502,587
Operating Loss and Margins:
Aerospace	$(1,883)	$(8,614)	$(89,833)
	(0.4)%	(2.4)%	(21.5)%
Test Systems	(8,118)	(3,765)	5,549
	(11.0)%	(4.7)%	6.6%
Total Operating Loss	$(10,001)	$(12,379)	$(84,284)
	(1.9)%	(2.8)%	(16.8)%
Additions to (Deductions from) Operating Profit:
Net Gain on Sale of Businesses	$11,284	$10,677	$—
Interest Expense, Net of Interest Income	(9,422)	(6,804)	(6,741)
Corporate and Other Expenses, Net	(21,654)	(18,454)	(21,385)
Loss before Income Taxes	$(29,793)	$(26,960)	$(112,410)
Depreciation and Amortization:
Aerospace	$22,384	$23,349	$25,624
Test Systems	4,341	5,022	5,577
Corporate	1,052	634	653
Total Depreciation and Amortization	$27,777	$29,005	$31,854
Assets:
Aerospace	$481,416	$458,334
Test Systems	111,513	105,335
Corporate	22,102	45,469
Total Assets	$615,031	$609,138
Capital Expenditures:
Aerospace	$4,289	$4,932	$6,494
Test Systems	3,299	1,082	952
Corporate	87	20	13
Total Capital Expenditures	$7,675	$6,034	$7,459

Operating loss is sales less cost of products sold and other operating expenses, excluding interest expense and other corporate expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment. Operating loss in the Aerospace segment in 2020 included goodwill impairment and restructuring charges, discussed in Note 7 and Note 22, respectively.
The following table summarizes the Company’s sales into the following geographic regions for the years ended December 31:

(In thousands)	2022	2021	2020
United States	$419,431	$350,428	$377,218
North America (excluding United States)	9,222	6,990	7,656
Asia	21,242	21,089	27,579
Europe	78,625	62,138	85,306
South America	3,629	1,082	1,788
Other	2,745	3,181	3,040
Total	$534,894	$444,908	$502,587
The following table summarizes the Company’s property, plant and equipment by country for the years ended December 31:

(In thousands)	2022	2021
United States	$82,317	$85,681
France	6,974	7,688
India	653	936
Canada	714	931
Total	$90,658	$95,236
Sales recorded by the Company’s foreign operations were $50.0 million, $36.6 million and $52.3 million in 2022, 2021 and 2020, respectively. Net loss was $0.2 million, $3.8 million and $6.6 million in 2022, 2021 and 2020, respectively. Net assets held outside of the U.S. total $36.6 million and $40.5 million at December 31, 2022 and 2021, respectively. The exchange gain (loss) included in determining net (loss) income was insignificant in 2022, 2021 and 2020. Cumulative translation adjustments amounted to $7.3 million and $5.4 million at December 31, 2022 and 2021, respectively.
The Company had a significant concentration of business in 2022 and 2021 with The Boeing Company (“Boeing”), and had a significant concentration with Panasonic Aviation Corporation (“Panasonic”) in 2020. Sales to Boeing and Panasonic are primarily in the Aerospace segment. The following is information relating to the activity with those customers:

	2022	2021	2020
Percent of Consolidated Sales
Boeing	11.0%	10.0%	*
Panasonic	*	*	11.1%

(In thousands)	2022	2021
Accounts Receivable at December 31,
Boeing	$16,860	$14,545
Panasonic	*	*
* Sales represented less than 10% of total consolidated sales in during the given period.
NOTE 21 — DIVESTITURE ACTIVITIES
Semiconductor Test Business
On February 13, 2019, the Company completed a divestiture of its semiconductor business within the Test Systems segment. The total proceeds of the divestiture included two elements of contingent earnouts. The “First Earnout” is calculated based on a multiple of all future sales of existing and certain future derivative products to existing and future customers in each annual period from 2019 through 2022. The First Earnout may not exceed $35.0 million in total. The “Second Earnout” is calculated based on a multiple of future sales related to an existing product and program with an existing customer exceeding an annual threshold for each annual period from 2019 through 2022. The Second Earnout is not capped. For the Second Earnout, if the applicable sales in an annual period do not exceed the annual threshold, no amounts will be paid relative to such annual period;

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
On February 14, 2023, the Company was notified by the purchaser that they have calculated $3.4 million as being payable for the calendar 2022 earnout. We are in the process of reviewing the calculation, and expect to record the additional gain on the sale, and receive the payment, in the first quarter of 2023. We are not eligible for any further earnout payments related to this divestiture.
Other Disposal Activity
On October 6, 2021, as part of a planned consolidation effort, the Company sold one of its Aerospace buildings for $9.2 million. Net cash proceeds were approximately $8.8 million. A gain on sale of approximately $5.0 million was recorded in the Consolidated Statements of Operations in Net Gain on Sale of Facility in the year ended December 31, 2021. The operation has been integrated into another facility.
In 2020, the Company sold certain facilities within the Aerospace segment for $1.5 million in cash. The net gain on the sale was insignificant.
NOTE 22 — IMPAIRMENTS, RESTRUCTURING AND OTHER CHARGES
Goodwill Impairment
The 2022 and 2021 goodwill impairment tests resulted in no impairment to the carrying value of goodwill in any of the Company’s reporting units and no impairment charges were recognized in 2022 or 2021. See Note 7 for discussion of the $86.3 million of goodwill impairment charges in 2020, respectively, within the Aerospace segment. Such amounts are reported within the Impairment Loss line of the Consolidated Statements of Operations in the respective year.
Restructuring Activities
The Company incurred an impairment charge to ROU assets of approximately $0.7 million during 2020 related to its AeroSat subsidiary, which had been restructured in 2019. Additional charges of $0.2 million and $0.4 million associated with restructuring at AeroSat were recorded during 2021 and 2020, respectively. All such charges were included in the Aerospace segment.
The COVID-19 pandemic has significantly impacted the global economy, and particularly the aerospace industry, resulting in reduced expectations of the Company’s anticipated future operating results. As a result, the Company executed restructuring activities in the form of workforce reduction, primarily in the second quarter of 2020, to align capacity with expected demand. Accordingly, restructuring charges of $4.9 million in severance expense associated primarily with the Aerospace segment were recorded in 2020. Additional restructuring charges of $0.6 million occurred during 2021 to align the workforce to expected activities and to consolidate certain facilities. Severance expense during 2021 included $0.3 million related with the Aerospace segment and $0.3 million related with the Test Systems segment. Restructuring-related severance charges and other charges were insignificant in 2022. Any future restructuring actions will depend upon market conditions, customer actions and other factors.

The above restructuring and impairment charges are presented in the Consolidated Statements of Operations for the years ended December 31 as follows:

(In thousands)	2022	2021	2020
Cost of Products Sold	$—	$221	$280
Selling, General and Administrative Expenses	195	577	5,047
Impairment Loss	—	—	87,016
Total Restructuring and Impairment Charges	$195	$798	$92,343
The following table reconciles the beginning and ending liability for restructuring charges:

(In thousands)	2022	2021	2020
Balance as of January 1	$2,400	$5,631	$5,190
Restructuring Charges Recognized	195	798	5,327
Cash Paid	(2,595)	(4,029)	(4,886)
Balance as of December 31	$—	$2,400	$5,631
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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.     CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
ITEM 9B.    OTHER INFORMATION
None
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding directors is contained under the captions “Proposal 1: Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference to the Company’s 2023 definitive Proxy Statement to be filed within 120 days of the end of our fiscal year is incorporated herein by reference.
The Company has adopted a Code of Business Conduct and Ethics that applies to the Chief Executive Officer and Chief Financial Officer as well as other directors, officers and employees of the Company. This Code of Business Conduct and Ethics is available upon request without charge by contacting Astronics Corporation at (716) 805-1599. The Code of Business Conduct and Ethics is also available on the Investors section of the Company’s website at www.astronics.com.
The other information required by Item 10 is incorporated herein by reference from the Company’s 2023 definitive Proxy Statement to be filed within 120 days of the end of our fiscal year.
ITEM 11.     EXECUTIVE COMPENSATION
The information contained under the caption “Executive Compensation”, “Summary Compensation Table” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2023 definitive Proxy Statement to be filed within 120 days of the end of our fiscal year is incorporated herein by reference.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s 2023 definitive Proxy Statement to be filed within 120 days of the end of our fiscal year is incorporated herein by reference.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information contained under the captions “Certain Relationships and Related Party Transactions and Director Independence” and “Proposal 1: Election of Directors” in the Company’s 2023 definitive Proxy Statement to be filed within 120 days of the end of our fiscal year is incorporated herein by reference.
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

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.The documents filed as a part of this report are as follows:
1.The following financial statements are included:
i.Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020
ii.Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2022, 2021 and 2020
iii.Consolidated Balance Sheets as of December 31, 2022 and 2021
iv.Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
v.Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2022, 2021 and 2020
vi.Notes to Consolidated Financial Statements
vii.Reports of Independent Registered Public Accounting Firm (PCAOB ID: 42)
viii.Management’s Report on Internal Control Over Financial Reporting
2.     Financial Statement Schedule
Schedule II. Valuation and Qualifying Accounts
All other consolidated financial statement schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.
3.    Exhibits

Exhibit No.	Description

3 (a)	Restated Certificate of Incorporation, incorporated by reference to the registrant’s 2013 Annual Report on Form 10-K, Exhibit 3(a), filed March 7, 2014 (File No. 000-07087).

(b)	By-Laws, as amended

(c)	Certificate of Amendment of the Certificate of Incorporation of Astronics Corporation, incorporated by reference to the registrant’s Form 8-K, Exhibit 3.1, filed July 1, 2016 (File No. 000-07087).

4 (a)**	Description of Registrant’s Securities, filed herewith.

10.1*	Restated Thrift and Profit Sharing Retirement Plan, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.1, filed March 3, 2011 (File No. 000-07087).

10.2*	Non-Qualified Supplemental Retirement Plan, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.5, filed March 3, 2011 (File No. 000-07087).

10.3*	Employment Termination Benefits Agreement dated December 16, 2003 between Astronics Corporation and Peter J. Gundermann, President and Chief Executive Officer of Astronics Corporation, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.6, filed March 3, 2011 (File No. 000-07087).

10.4*	Employment Termination Benefits Agreement dated December 16, 2003 between Astronics Corporation and David C. Burney, Vice President and Chief Financial Officer of Astronics Corporation, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.7, filed March 3, 2011 (File No. 000-07087).

10.5*	2005 Director Stock Option Plan, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.8, filed March 3, 2011 (File No. 000-07087).

10.6*	Supplemental Retirement Plan, Amended and Restated, March 6, 2012, incorporated by reference to the registrant’s 2012 Annual Report on Form 10-K, Exhibit 10.10, filed February 22, 2013 (File No. 000-07087).

10.7*	First Amendment of the Employment Termination Benefits Agreement dated December 30, 2008 between Astronics Corporation and Peter J. Gundermann, President and Chief Executive Officer of Astronics, incorporated by reference to the registrant’s 2008 Annual Report on Form 10-K, Exhibit 10.11, filed March 11, 2009 (File No. 000-07087).

10.8*	First Amendment of the Employment Termination Benefits Agreement dated December 30, 2008 between Astronics Corporation and David C. Burney, Vice President and Chief Financial Officer of Astronics Corporation, incorporated by reference to the registrant’s 2008 Annual Report on Form 10-K, Exhibit 10.12, filed March 11, 2009 (File No. 000-07087).

10.9*	Employment Termination Benefits Agreement Dated February 18, 2005 between Astronics Corporation and Mark A. Peabody, Executive Vice President of Astronics Advanced Electronic Systems, Inc., incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.13, filed March 3, 2011 (File No. 000-07087).

10.10*	First Amendment of the Employment Termination Benefits Agreement dated December 31, 2008 between Astronics Corporation and Mark A. Peabody, Executive Vice President of Astronics Advanced Electronic Systems, Inc., incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.14, filed March 3, 2011 (File No. 000-07087).

10.11*	Form of Indemnification Agreement as executed by each of Astronics Corporation’s Directors and Executive Officers, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.15, filed March 3, 2011 (File No. 000-07087).

10.12*	2011 Employee Stock Option Plan, incorporated by reference to the registrant’s Form S-8, Exhibit 4.1 filed on August 4, 2011 (File No. 000-07087).

10.13*	Supplemental Retirement Plan II, incorporated by reference to the registrant’s 2012 Annual Report on Form 10-K, Exhibit 10.18, filed February 22, 2013 (File No. 000-07087).

10.14	Fifth Amended and Restated Credit Agreement entered into by and among Astronics Corporation, HSBC Bank USA, National Association, HSBC Securities (USA) Inc. and Merrill Lynch, Pierce, Fenner & Smith Inc., and Suntrust Bank, incorporated by reference to Exhibit 10.1 on Form 8-K filed on February 21, 2018 (File No. 000-07087).

10.15	Amended and Restated Asset Purchase Agreement dated as of February 13, 2019 by and Among Astronics Test Systems, Inc., Astronics Corporation and Advantest Test Solutions, Inc., incorporated by reference to Exhibit 21.1 on Form 8-K filed on February 19, 2019 (File No. 000-07087).

10.16	Amendment No. 1 to the Fifth Amended and Restated Credit Agreement, incorporated by reference to Exhibit 10.1 on Form 8-K filed on May 4, 2020 (File No. 000-07087).

10.17*
Astronics Corporation Amended and Restated 2017 Long Term Incentive Plan, (incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement on Schedule 14A, as filed with the SEC on April 13, 2021).

10.18*	Form of Stock Option Agreement (Named Executive Officers) under Amended and Restated 2017 Long Term Incentive Plan, filed herewith.

10.19*	Form of Performance Based Vesting RSU Agreement (Named Executive Officers) under Amended and Restated 2017 Long Term Incentive Plan, filed herewith.

10.20*	Form of Time-Based Vesting RSU Agreement (Directors) under Amended and Restated 2017 Long Term Incentive Plan, filed herewith.

10.21*	Form of Time-Based Vesting RSU Agreement (Key Employees) under Amended and Restated 2017 Long Term Incentive Plan, filed herewith.

10.22	Amendment No. 2 to the Fifth Amended and Restated Credit Agreement, incorporated by reference to Exhibit 10.1 on Form 8-K filed on March 2, 2022 (File No. 000-07087).

10.23	Amendment No. 3 to the Fifth Amended and Restated Credit Agreement, incorporated by reference to Exhibit 10.1 on Form 8-K filed on August 10, 2022 (File No. 000-07087).

10.24	Amendment No. 4 to the Fifth Amended and Restated Credit Agreement, incorporated by reference to Exhibit 10.1 on Form 8-K filed on October 24, 2022 (File No. 000-07087).

10.25	Amendment No. 5 to the Fifth Amended and Restated Credit Agreement, incorporated by reference to Exhibit 10.1 on Form 8-K filed on November 15, 2022 (File No. 000-07087).

10.26	Sixth Amended and Restated Credit Agreement entered into by and among Astronics Corporation, HSBC Bank USA, National Association, Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.1 on Form 8-K on January 19, 2023 (File No. 000-07087).

10.27	Credit Agreement dated as of January 19, 2023 by and among Astronics Corporation, Great Rock Capital Partners Management, LLC, incorporated by reference to Exhibit 10.2 on Form 8-K on January 19, 2023 (File No. 000-07087).

21**	Subsidiaries of the Registrant; filed herewith.

23**	Consent of Independent Registered Public Accounting Firm; filed herewith.

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; filed herewith.

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; filed herewith.

32**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; filed herewith.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Identifies a management contract or compensatory plan or arrangement as required by Item 15(a) (3) of Form 10-K.

**	Submitted electronically herewith

SCHEDULE II
Valuation and Qualifying Accounts

Year	Description	Balance at the Beginning of Period	Additions Charged to Cost and Expense	Write-Offs/Other	Balance at End of Period
(In thousands)
2022	Allowance for Estimated Credit Losses	$3,183	$565	$(1,118)	$2,630
	Reserve for Excess and Obsolete Inventories	$33,775	$2,850	$192	$36,817
	Deferred Tax Valuation Allowance	$43,519	$15,236	$(1,386)	$57,369
2021	Allowance for Estimated Credit Losses	$3,218	$90	$(125)	$3,183
	Reserve for Excess and Obsolete Inventories	$33,410	$3,852	$(3,487)	$33,775
	Deferred Tax Valuation Allowance	$37,168	$7,100	$(749)	$43,519
2020	Allowance for Estimated Credit Losses	$3,559	$1,913	$(2,254)	$3,218
	Reserve for Excess and Obsolete Inventories	$33,606	$4,166	$(4,362)	$33,410
	Deferred Tax Valuation Allowance	$13,303	$23,152	$713	$37,168

ITEM 16.     FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on March 10, 2023.

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

Signature	Title	Date

/s/ Peter J. Gundermann	President and Chief Executive Officer (Principal Executive Officer)	March 10, 2023
Peter J. Gundermann

/s/ David C. Burney	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	March 10, 2023
David C. Burney

/s/ Nancy L. Hedges	Corporate Controller and Principal Accounting Officer	March 10, 2023
Nancy L. Hedges

/s/ Robert T. Brady	Director	March 10, 2023
Robert T. Brady

/s/ Linda O’Brien	Director	March 10, 2023
Linda O’Brien

/s/ Jeffry D. Frisby	Director	March 10, 2023
Jeffry D. Frisby

/s/ Peter J. Gundermann	Director	March 10, 2023
Peter J. Gundermann

/s/ Warren C. Johnson	Director	March 10, 2023
Warren C. Johnson

/s/ Robert S. Keane	Director	March 10, 2023
Robert S. Keane

/s/ Neil Kim	Director	March 10, 2023
Neil Kim

/s/ Mark J. Moran	Director	March 10, 2023
Mark J. Moran