Form 10-Q
period 2023-04-01
ASTRONICS CORP
filed 2023-05-10
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 1, 2023
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, an “accelerated filer”, a “non-accelerated filer”, a “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒	Emerging growth company	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a)
of the Exchange Act. ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 3, 2023, 32,459,574 shares of common stock were outstanding consisting of 26,343,693 shares of common stock ($.01 par value) and 6,115,881 shares of Class B common stock ($.01 par value).

Part I – Financial Information
Item 1. Financial Statements
ASTRONICS CORPORATION
Consolidated Condensed Balance Sheets
April 1, 2023 with Comparative Figures for December 31, 2022
(Unaudited)
(In thousands)

	April 1, 2023	December 31, 2022

Current Assets:
Cash and Cash Equivalents	$4,220	$13,778
Restricted Cash	1,497	—
Accounts Receivable, Net of Allowance for Estimated Credit Losses	152,365	147,790
Inventories	199,944	187,983
Prepaid Expenses and Other Current Assets	16,150	15,743
Total Current Assets	374,176	365,294
Property, Plant and Equipment, Net of Accumulated Depreciation	88,623	90,658
Operating Right-of-Use Assets	12,179	13,028
Other Assets	7,564	8,605
Intangible Assets, Net of Accumulated Amortization	75,697	79,277
Goodwill	58,169	58,169
Total Assets	$616,408	$615,031
Current Liabilities:
Current Maturities of Long-term Debt	$6,750	$4,500
Accounts Payable	63,266	64,193
Current Operating Lease Liabilities	4,307	4,441
Accrued Expenses and Other Current Liabilities	45,066	45,911
Customer Advance Payments and Deferred Revenue	27,432	32,567
Total Current Liabilities	146,821	151,612
Long-term Debt	165,603	159,500
Long-term Operating Lease Liabilities	8,964	9,942
Other Liabilities	56,096	54,057
Total Liabilities	377,484	375,111
Shareholders’ Equity:
Common Stock	355	354
Accumulated Other Comprehensive Loss	(9,117)	(9,526)
Other Shareholders’ Equity	247,686	249,092
Total Shareholders’ Equity	238,924	239,920
Total Liabilities and Shareholders’ Equity	$616,408	$615,031
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Operations
Three Months Ended April 1, 2023 With Comparative Figures for 2022
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	April 1, 2023	April 2, 2022
Sales	$156,538	$116,176
Cost of Products Sold	129,028	96,243
Gross Profit	27,510	19,933
Selling, General and Administrative Expenses	29,880	24,100
Loss from Operations	(2,370)	(4,167)
Net Gain on Sale of Business	(3,427)	(11,284)
Other (Income), Net of Other Expense	(1,288)	462
Interest Expense, Net of Interest Income	5,470	1,631
(Loss) Income Before Income Taxes	(3,125)	5,024
Provision for Income Taxes	1,290	8,125
Net Loss	$(4,415)	$(3,101)
Loss Per Share:
Basic	$(0.14)	$(0.10)
Diluted	$(0.14)	$(0.10)
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Comprehensive Loss
Three Months Ended April 1, 2023 With Comparative Figures for 2022
(Unaudited)
(In thousands)

	Three Months Ended
	April 1, 2023	April 2, 2022
Net Loss	$(4,415)	$(3,101)
Other Comprehensive Income:
Foreign Currency Translation Adjustments	224	(181)
Retirement Liability Adjustment – Net of Tax	185	351
Total Other Comprehensive Income	409	170
Comprehensive Loss	$(4,006)	$(2,931)
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Cash Flows
Three Months Ended April 1, 2023 With Comparative Figures for 2022

	Three Months Ended
(Unaudited, In thousands)	April 1, 2023	April 2, 2022
Cash Flows from Operating Activities:
Net Loss	$(4,415)	$(3,101)
Adjustments to Reconcile Net Loss to Cash Flows from Operating Activities:
Depreciation and Amortization	6,662	7,088
Amortization of Deferred Financing Fees	616	—
Provisions for Non-Cash Losses on Inventory and Receivables	627	175
Equity-based Compensation Expense	2,399	2,101
Operating Lease Non-Cash Expense	1,186	1,424
Non-Cash Accrued 401K Contribution	1,208	1,011
Net Gain on Sale of Business, Before Taxes	(3,427)	(11,284)
Non-cash deferred liability recovery	(5,824)	—
Other	(525)	513
Changes in Operating Assets and Liabilities Providing (Using) Cash:
Accounts Receivable	(4,170)	(10,024)
Inventories	(13,860)	(9,015)
Accounts Payable	(3,488)	8,625
Accrued Expenses	2,909	(1,380)
Other Current Assets and Liabilities	16	(363)
Customer Advance Payments and Deferred Revenue	1,190	(113)
Income Taxes	1,262	16,492
Operating Lease Liabilities	(1,447)	(1,724)
Supplemental Retirement Plan and Other Liabilities	(100)	(109)
Cash Flows (Used) Provided by Operating Activities	(19,181)	316
Cash Flows from Investing Activities:
Proceeds from Sale of Business	3,437	21,961
Capital Expenditures	(1,573)	(1,160)
Cash Flows Provided by Investing Activities	1,864	20,801
Cash Flows from Financing Activities:
Proceeds from Long-term Debt	126,122	17,925
Principal Payments on Long-term Debt	(111,986)	(43,925)
Stock Award Activity	(602)	108
Finance Lease Principal Payments	(11)	(23)
Debt Acquisition Costs	(4,347)	(771)
Cash Flows Provided (Used) by Financing Activities	9,176	(26,686)
Effect of Exchange Rates on Cash	80	(173)
Decrease in Cash and Cash Equivalents and Restricted Cash	(8,061)	(5,742)
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	13,778	29,757
Cash and Cash Equivalents and Restricted Cash at End of Period	$5,717	$24,015
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Shareholders’ Equity
Three Months Ended April 1, 2023 With Comparative Figures for 2022
(Unaudited)
(In thousands)

	Three Months Ended
	April 1, 2023	April 2, 2022
Common Stock
Beginning of Period	$291	$289
Net Issuance of Common Stock for Restricted Stock Units (“RSU’s”)	1	1
Class B Stock Converted to Common Stock	1	—
End of Period	293	290
Convertible Class B Stock
Beginning of Period	63	64
Class B Stock Converted to Common Stock	(1)	—
End of Period	62	64
Additional Paid in Capital
Beginning of Period	98,630	92,037
Net Exercise of Stock Options and Equity-based Compensation Expense	2,399	2,501
Tax Withholding Related to Issuance of RSU’s	(603)	(293)
End of Period	100,426	94,245
Accumulated Comprehensive Loss
Beginning of Period	(9,526)	(14,495)
Foreign Currency Translation Adjustments	224	(181)
Retirement Liability Adjustment – Net of Taxes	185	351
End of Period	(9,117)	(14,325)
Retained Earnings
Beginning of Period	240,360	287,225
Net Loss	(4,415)	(3,101)
Reissuance of Treasury Shares for 401K Contribution	(1,482)	(5,077)
End of Period	234,463	279,047
Treasury Stock
Beginning of Period	(89,898)	(108,516)
Shares Issued to Fund 401K Obligation	2,695	9,277
End of Period	(87,203)	(99,239)
Total Shareholders’ Equity	$238,924	$260,082
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Shareholders’ Equity, Continued
Three Months Ended April 1, 2023 With Comparative Figures for 2022
(Unaudited)
(In thousands)

	Three Months Ended
(Shares)	April 1, 2023	April 2, 2022
Common Stock
Beginning of Period	29,122	28,911
Net Issuance from Exercise of Stock Options	1	20
Net Issuance of Common Stock for RSU’s	83	42
Class B Stock Converted to Common Stock	67	36
End of Period	29,273	29,009
Convertible Class B Stock
Beginning of Period	6,314	6,375
Net Issuance from Exercise of Stock Options	—	24
Class B Stock Converted to Common Stock	(67)	(36)
End of Period	6,247	6,363
Treasury Stock
Beginning of Period	3,155	3,808
Shares Issued to Fund 401K Obligation	(95)	(325)
End of Period	3,060	3,483
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Notes to Consolidated Condensed Financial Statements
April 1, 2023
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
Operating Results
The results of operations for any interim period are not necessarily indicative of results for the full year. In addition, the COVID-19 pandemic and supply chain disruptions have increased the volatility we experience in our financial results in recent periods and this could continue in future interim and annual periods. Operating results for the three months ended April 1, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
The balance sheet at December 31, 2022 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.
For further information, refer to the financial statements and footnotes thereto included in Astronics Corporation’s 2022 annual report on Form 10-K.
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
On February 13, 2019, the Company completed a divestiture of its semiconductor test business within the Test Systems segment. The transaction included two elements of contingent earnouts. In March 2022, the Company agreed with the earnout calculation for the calendar 2021 earnout in the amount of $11.3 million. The Company recorded the gain and received the payment in the first quarter of 2022. In March 2023, the Company agreed with the final earnout calculation for the calendar 2022 earnout in the amount of $3.4 million. The Company recorded the gain and received the payment in the first quarter of 2023.
Impact of the COVID-19 Pandemic
On March 11, 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic. The spread of the COVID-19 pandemic disrupted businesses on a global scale, led to significant volatility in financial markets and affected the aviation and industrial industries. The impacts of the pandemic have placed labor and supply chain pressures on our business and we have been impacted by customer demand variability. Although we saw stable and growing backlog during 2022 and into 2023 in our aerospace business, COVID-19 related disruptions are ongoing and continue to adversely challenge our markets. While we remain bullish about the aerospace business, we believe the recovery to pre-pandemic activity, particularly in the widebody market, will take longer than originally anticipated at the outset of the pandemic. As economic activity continues to recover, we will continue to monitor the situation, assessing further possible implications on our operations, supply chain, liquidity, cash flow and customer orders.
In September 2021 the Company was awarded a grant of up to $14.7 million from the U.S. Department of Transportation (“USDOT”) under the Aviation Manufacturing Jobs Protection Program (“AMJP”). The Company received $5.2 million in the first quarter of 2022. The grant benefit was recognized ratably over the performance period as a reduction to cost of products sold in proportion to the compensation expense that the award is intended to defray. During the three months ended April 2, 2022, the Company recognized $6.0 million of the award.

Restricted Cash
Under the provisions of the ABL Revolving Credit Facility (see Note 7), the Company has a lockbox arrangement with the banking institution for its accounts within the United States whereby daily lockbox receipts are contractually utilized to pay down outstanding balances on the Revolving Credit Facility debt. Lockbox balances that have not yet been applied to the Revolving Credit Facility are classified as restricted cash in the accompanying Consolidated Condensed Balance Sheets. The following table provides a reconciliation of cash and restricted cash included in Consolidated Condensed Balance Sheets to the amounts included in the Consolidated Condensed Statements of Cash Flows.

(In thousands)	April 1, 2023	April 2, 2022
Cash and Cash Equivalents	$4,220	$24,015
Restricted cash	1,497	—
Total Cash and Restricted Cash Shown in Statements of Cash Flows	$5,717	$24,015
Trade Accounts Receivable and Contract Assets
The allowance for estimated credit losses is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as the age of the receivable balances, historical experience, credit quality, current economic conditions, and reasonable and supportable forecasts of future economic conditions that may affect a customer’s ability to pay. The allowance for estimated credit losses balance was $2.3 million and $2.6 million at April 1, 2023 and December 31, 2022, respectively. The Company’s bad debt expense was insignificant during the three months ended April 1, 2023 and April 2, 2022. Total write-offs charged against the allowance were insignificant the three months ended April 1, 2023 and April 2, 2022. Total recoveries were $0.3 million in the three months ended April 1, 2023 and $0.2 million in the three months ended April 2, 2022.
The Company's exposure to credit losses may increase if its customers are adversely affected by global economic recessions, disruption associated with the COVID-19 pandemic or the Russian/Ukrainian conflict, industry conditions, or other customer-specific factors. Although the Company has historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade receivables and contract assets as airlines and other aerospace companies’ cash flows are impacted by the COVID-19 pandemic and associated supply chain disruptions.
Research and Development Expenses
Research and development costs are expensed as incurred and include salaries, benefits, consulting, material costs and depreciation. Research and development expenses amounted to $12.7 million and $12.2 million for the three months ended April 1, 2023 and April 2, 2022, respectively. These costs are included in cost of products sold.
Valuation of Goodwill and Long-Lived Assets
The Company tests goodwill at the reporting unit level on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
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
As of April 1, 2023 and April 2, 2022, the Company concluded that no indicators of impairment relating to intangible assets or goodwill existed and an interim test was not performed in the three month periods then ended.
Foreign Currency Translation
The aggregate foreign currency transaction gain or loss included in operations was insignificant for the three months ended April 1, 2023 and April 2, 2022.
Newly Adopted Accounting Pronouncement
We consider the applicability and impact of all ASUs. Recent ASUs were assessed and determined to be either not applicable, or had or are expected to have minimal impact on our financial statements and related disclosures.

2) Revenue
On April 1, 2023, we had $578.5 million of remaining performance obligations, which we refer to as total backlog. We expect to recognize approximately $498.7 million of our remaining performance obligations as revenue over the next twelve months and the balance thereafter.
We recognized $14.1 million and $6.0 million during the three months ended April 1, 2023 and April 2, 2022, respectively, in revenues that were included in the contract liability balance at the beginning of the period.
The Company's contract assets and contract liabilities consist primarily of costs and profits in excess of billings and billings in excess of cost and profits, respectively. The following table presents the beginning and ending balances of contract assets and contract liabilities during the three months ended April 1, 2023:

(In thousands)	Contract Assets	Contract Liabilities
Beginning Balance, January 1, 2023	$27,349	$33,209
Ending Balance, April 1, 2023	$30,299	$28,570
The Company recognizes an asset for certain, material costs to fulfill a contract if it is determined that the costs relate directly to a contract or an anticipated contract that can be specifically identified, generate or enhance resources that will be used in satisfying performance obligations in the future, and are expected to be recovered. Such costs are amortized on a systematic basis that is consistent with the transfer to the customer of the goods to which the asset relates. Start-up costs are expensed as incurred. Capitalized fulfillment costs are included in Inventories in the accompanying Consolidated Condensed Balance Sheets. Should future orders not materialize or it is determined the costs are no longer probable of recovery, the capitalized costs are written off. As of April 1, 2023 and December 31, 2022, the Company capitalized $3.0 million and $2.5 million of costs, respectively.
The following table presents our revenue disaggregated by Market Segments as follows:

	Three Months Ended
(In thousands)	April 1, 2023	April 2, 2022
Aerospace Segment
Commercial Transport	$94,213	$64,089
Military Aircraft	14,064	14,976
General Aviation	19,448	15,867
Other	7,872	6,462
Aerospace Total	135,597	101,394

Test Systems Segment
Government & Defense	20,941	14,782
Test Systems Total	20,941	14,782

Total	$156,538	$116,176

The following table presents our revenue disaggregated by Product Lines as follows:

	Three Months Ended
(In thousands)	April 1, 2023	April 2, 2022
Aerospace Segment
Electrical Power & Motion	$53,454	$44,467
Lighting & Safety	36,553	29,211
Avionics	29,741	18,875
Systems Certification	5,677	1,002
Structures	2,300	1,377
Other	7,872	6,462
Aerospace Total	135,597	101,394

Test Systems	20,941	14,782

Total	$156,538	$116,176
3) Inventories
Inventories consisted of the following:

(In thousands)	April 1, 2023	December 31, 2022
Finished Goods	$32,527	$30,703
Work in Progress	30,298	29,895
Raw Material	137,119	127,385
	$199,944	$187,983
The Company has evaluated the carrying value of existing inventories and believe they are properly reflected at their lower of carrying value or net realizable value. Future changes in demand or other market developments could result in future inventory charges. The Company is actively managing inventories and aligning them to meet known current and future demand.
4) Property, Plant and Equipment
Property, Plant and Equipment consisted of the following:

(In thousands)	April 1, 2023	December 31, 2022
Land	$8,590	$8,578
Buildings and Improvements	71,188	73,744
Machinery and Equipment	123,976	123,071
Construction in Progress	6,295	6,415
	210,049	211,808
Less Accumulated Depreciation	121,426	121,150
	$88,623	$90,658

5) Intangible Assets
The following table summarizes acquired intangible assets as follows:

		April 1, 2023		December 31, 2022
(In thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	11 years	$2,146	$2,088	$2,146	$2,066
Non-compete Agreement	4 years	11,082	11,057	11,082	11,052
Trade Names	10 years	11,412	9,550	11,402	9,350
Completed and Unpatented Technology	9 years	47,872	35,970	47,855	34,877
Customer Relationships	15 years	142,166	80,316	142,133	77,996
Total Intangible Assets	12 years	$214,678	$138,981	$214,618	$135,341
All acquired intangible assets other than goodwill and one trade name are being amortized. Amortization expense for acquired intangibles is summarized as follows:

	Three Months Ended
(In thousands)	April 1, 2023	April 2, 2022
Amortization Expense	$3,597	$3,765
Amortization expense for acquired intangible assets expected for 2023 and for each of the next five years is summarized as follows:

(In thousands)
2023	$13,882
2024	$12,856
2025	$10,935
2026	$9,533
2027	$7,825
2028	$7,037
6) Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the three months ended April 1, 2023:

(In thousands)	December 31, 2022	Foreign Currency Translation	April 1, 2023
Aerospace	$36,534	$—	$36,534
Test Systems	21,635	—	21,635
	$58,169	$—	$58,169
7) Long-term Debt and Notes Payable
The Company's long-term debt at December 31, 2022 consisted of borrowings under its Fifth Amended and Restated Credit Agreement (the “Agreement”). The maturity date of the loans under the Agreement was November 30, 2023. At December 31, 2022, there was $164.0 million outstanding on the Agreement and there remained $6.0 million available.
The Company amended the Agreement on January 19, 2023 by entering into the Sixth Amended and Restated Credit Agreement (the “ABL Revolving Credit Facility”). The ABL Revolving Credit Facility set the maximum aggregate amount that the Company can borrow under the revolving credit line at $115 million, with borrowings subject to a borrowing base determined primarily by certain domestic inventory and accounts receivable. The maturity date of borrowings under the ABL Revolving Credit Facility is January 19, 2026. Under the terms of the ABL Revolving Credit Facility, the Company will now pay interest on the unpaid principal amount of the facility at a rate equal to SOFR (which is required to be at least 1.00%) plus 2.25% to 2.75%. The Company will pay a quarterly commitment fee under the ABL Revolving Credit Facility in an amount equal to 0.25% or 0.375% based on the Company’s average excess availability. Under the provisions of the ABL Revolving Credit Facility, the Company has a cash dominion arrangement with the lead banking institution whereby eligible daily cash receipts are contractually utilized to pay down outstanding borrowings. Eligible cash receipts that have not yet been applied to outstanding debt balance are classified as restricted cash in the accompanying consolidated balance sheets. At April 1, 2023, there was $88.1 million outstanding on the ABL Revolving Credit Facility and there remained $26.9 million available. The Company is also required to maintain minimum liquidity of $20 million through the date of delivery of the compliance certificate for the quarter ended March 31, 2024, and $10 million thereafter.
The Company also entered into a $90 million asset-based Term Loan Facility on January 19, 2023. The Term Loan Facility is secured primarily by fixed assets, real estate and intellectual property. The maturity date of the Term Loan Facility is the earlier of the stated maturity date of the ABL Revolving Credit Facility or January 19, 2027, provided the ABL Revolving Credit Facility is extended beyond that date. The Company pays interest under the Term Loan Facility at a rate equal to SOFR (which is required to be at least 2.50%) plus 8.75%. The Company will pay a commitment fee under the Term Loan Facility of 5% of the total aggregate commitment, or $4.5 million, $1.8 million which was paid on the closing date, $1.8 million of which will be paid on June 19, 2023 and $0.9 million of which will be paid on the date that the financial statements and compliance certificate for the fiscal quarter of the Company ending on or about March 31, 2024 are required to be delivered under the Term Loan Facility.
Amortization of the principal under the Term Loan Facility will begin in April with a monthly amortization rate of 0.292% of the outstanding term loan principal balance for the period April 1, 2023 through June 1, 2023, increasing to 0.542% per month for the period July 1, 2023 through September 1, 2023 then increasing to 0.833% thereafter. Total scheduled principal payments of $6.8 million are payable over the next twelve months and as such, have been classified as current in the accompanying consolidated condensed balance sheet as of April 1, 2023. The weighted-average interest rate on current maturities of long-debt is 13.60%. The remaining balance $83.2 million is recorded as long-term in the accompanying consolidated condensed balance sheet.
Pursuant to the ABL Revolving Credit Facility and the Term Loan Facility, the Company is required to comply with a minimum trailing four quarter EBITDA of $14.7 million for the Company’s first quarter of 2023, $23.3 million in the second quarter, $39.2 million in the third quarter, $51.7 million in the fourth quarter, $57.6 million in the first quarter of 2024, $65.2 million in the second quarter of 2024 and $70 million thereafter. In addition, mandatory prepayment of a portion of excess cash flow, as defined by the Term Loan Facility, is payable towards the principal amount outstanding on an annual basis. Any voluntary prepayments made are subject to a prepayment fee, as defined by the Term Loan Facility. Beginning with the first quarter of 2024, the Company is subject to a minimum fixed charge coverage ratio of 1.10 to 1.00. Further, the Company is subject to restrictions on additional indebtedness, share repurchases and dividend payments, and a limitation on capital expenditures. The Company is in compliance with all covenant requirements as of April 1, 2023.
The Company incurred $8.5 million in incremental debt issuance costs related to the new facilities, allocated between the ABL Revolving Credit Facility and the Term Loan Facility. All costs are amortized to interest expense over the term of the respective agreement. Deferred debt issuance costs associated with the ABL Revolving Credit Facility ($2.6 million as of April 1, 2023) are recorded within other assets and those associated with the Term Loan Facility ($5.8 million as of April 1, 2023) are recorded as a reduction of the carrying value of the debt on the Consolidated Condensed Balance Sheet.
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
Activity in the warranty accrual is summarized as follows:

	Three Months Ended
(In thousands)	April 1, 2023	April 2, 2022
Balance at Beginning of Period	$8,009	$8,183
Warranties Issued	780	785
Warranties Settled	(1,337)	(163)
Reassessed Warranty Exposure	(51)	(756)
Balance at End of Period	$7,401	$8,049
9) Income Taxes
The effective tax rates were approximately (41.3)% and 161.7% for the three months ended April 1, 2023 and April 2, 2022, respectively. Beginning with the 2022 tax year, certain research and development costs are required to be capitalized and amortized over sixty months for income tax purposes. The tax rate in the 2023 period was impacted by a valuation allowance applied against the deferred tax asset associated with the research and development costs that are expected to be capitalized and was partially offset by the removal of valuation allowances related to net operating losses and certain timing differences that are expected to reverse during 2023. In addition, the tax rate in the 2023 period was also impacted by state income taxes and the federal research and development credit expected for 2023.
The Company records a valuation allowance against the deferred tax assets if and to the extent it is more likely than not that the Company will not recover the deferred tax assets. In evaluating the need for a valuation allowance, the Company weighs all relevant positive and negative evidence, and considers among other factors, historical financial performance, projected future taxable income, scheduled reversals of deferred tax liabilities, the overall business environment, and tax planning strategies. Losses in recent periods and cumulative pre-tax losses in the three year period ending with the current year, combined with the significant uncertainty brought about by the COVID-19 pandemic, is collectively considered significant negative evidence under ASC 740 when assessing whether an entity can use projected income as a basis for concluding that deferred tax assets are realizable on a more-likely than not basis. For purposes of assessing the recoverability of deferred tax assets, the Company determined that it could not include future projected earnings in the analysis due to recent history of losses and therefore had insufficient objective positive evidence that the Company will generate sufficient future taxable income to overcome the negative evidence of cumulative losses. Accordingly, during the years ended December 31, 2022 and 2021, the Company determined that a portion of its deferred tax assets were not expected to be realizable in the future and the Company continues to maintain the valuation allowance against its deferred tax assets as of April 1, 2023.
10) Earnings Per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended
(In thousands)	April 1, 2023	April 2, 2022
Weighted Average Shares - Basic	32,505	31,933
Net Effect of Dilutive Stock Options	—	—
Weighted Average Shares - Diluted	32,505	31,933
Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted earnings per share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. The number of common shares covered by out-of-the-money stock options was approximately 826,000 shares as of April 1, 2023 and 848,000 shares as of April 2, 2022. Further, due to our net loss in the three month periods ended April 1, 2023 and April 2, 2022, the assumed exercise of stock compensation had an antidilutive effect and therefore was excluded from the computation of diluted loss per share.
Currently, the Company expects to fund the 401K contribution for the quarter ended April 1, 2023 with treasury stock in lieu of cash. The earnings per share calculation for the quarter ended April 1, 2023 is inclusive of the approximately 0.1 million in shares outstanding for the equivalent shares needed to fulfill the obligation using the closing share price as of April 1, 2023. Actual shares issued may differ based on the sale price on the settlement date.
11) Shareholders' Equity
Share Buyback and Reissuance
The Company’s Board of Directors from time to time authorizes the repurchase of common stock, which allows the Company to purchase shares of its common stock in accordance with applicable securities laws on the open market or through privately negotiated transactions. Common shares repurchased by the Company are recorded at cost as treasury shares and result in a reduction of equity. Under its current credit agreements, and as described further in Note 7, the Company is currently restricted from further stock repurchases.
When treasury shares are reissued, the Company determines the cost using an average cost method. The difference between the average cost of the treasury shares and reissuance price is included in Additional paid-in capital or Retained earnings. During the three month periods ended April 1, 2023 and April 2, 2022, the Company reissued 95,000 and 325,000 treasury shares, respectively, associated with the funding of employer 401K contributions and recorded the difference between the average cost and the reissuance price, $1.5 million and $5.1 million, respectively, as a reduction to Retained earnings.
Comprehensive Income and Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

(In thousands)	April 1, 2023	December 31, 2022
Foreign Currency Translation Adjustments	$(7,111)	$(7,335)
Retirement Liability Adjustment – Before Tax	(4,288)	(4,473)
Tax Benefit of Retirement Liability Adjustment	2,282	2,282
Retirement Liability Adjustment – After Tax	(2,006)	(2,191)
Accumulated Other Comprehensive Loss	$(9,117)	$(9,526)
The components of other comprehensive income are as follows:

	Three Months Ended
(In thousands)	April 1, 2023	April 2, 2022
Foreign Currency Translation Adjustments	$224	$(181)
Retirement Liability Adjustments:
Reclassifications to Selling, General and Administrative Expense:
Amortization of Prior Service Cost	95	101
Amortization of Net Actuarial Losses	90	250
Retirement Liability Adjustment	185	351
Other Comprehensive Income	$409	$170
12) Supplemental Retirement Plan and Related Post Retirement Benefits
The Company has two non-qualified supplemental retirement defined benefit plans (“SERP” and “SERP II”) for certain current and retired executive officers. The following table sets forth information regarding the net periodic pension cost for the plans.

	Three Months Ended
(In thousands)	April 1, 2023	April 2, 2022
Service Cost	$26	$34
Interest Cost	325	209
Amortization of Prior Service Cost	95	97
Amortization of Net Actuarial Losses	90	239
Net Periodic Cost	$536	$579

Participants in the SERP are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The Company also has a defined benefit plan related to its subsidiary in France. The net periodic cost for both plans for the three months ended April 1, 2023 and April 2, 2022 is immaterial.
The service cost component of net periodic benefit costs above is recorded in Selling, General and Administrative Expenses within the Consolidated Condensed Statements of Operations, while the remaining components are recorded in Other Income, Net of Other Expense.
13) Sales to Major Customers
The loss of major customers or a significant reduction in business with a major customer would significantly, negatively impact our sales and earnings. In the three months ended April 1, 2023 and April 2, 2022, the Company had one customer in excess of 10% of consolidated sales. Sales to The Boeing Company (“Boeing”) accounted for 10.2% and 13.4% of sales in the three months ended April 1, 2023 and April 2, 2022, respectively. Accounts receivable from Boeing at April 1, 2023 were approximately $18.3 million.
14) Legal Proceedings
Lufthansa
One of the Company’s subsidiaries is involved in numerous patent infringement actions brought by Lufthansa Technik AG (“Lufthansa”) in Germany, UK and France. The Company is vigorously defending all such litigation and proceedings. Additional information about these legal proceedings can be found in Note 19 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The reserve for the German indirect claim and interest was approximately $18.0 million at April 1, 2023, which included an additional $0.2 million in interest accrued during the three months ended April 1, 2023, and $17.8 million at December 31, 2022. The Company currently believes it is unlikely that the appeals process will be completed or the damages and related interest will be paid within the next twelve months. Therefore, the liability related to these matters is classified within Other Liabilities (non-current) in the Consolidated Condensed Balance Sheets at April 1, 2023 and December 31, 2022. There were no significant developments in the German indirect claim during the quarter ended April 1, 2023.
In the UK matter, as previously disclosed, Lufthansa has pleaded its case for monetary compensation, which will be determined at a separate trial, which is now set to take place in October 2024. Under English Law, Lufthansa had the option of pursuing a claim in relation to the defendants’ profits from their infringing activities or pursuing a claim in relation to Lufthansa's own lost profits. Lufthansa has now elected for the infringers’ profits as the measure of compensation. We have estimated damages and accrued interest for AES and its indemnified customers of approximately $7.2 million and $7.0 million at April 1, 2023 and December 31, 2022, respectively. This variance is due to currency fluctuation. Interest will accrue until final payment to Lufthansa. This amount is subject to change as additional data is received and evaluated, and as additional information regarding the nature of its claim is put forward by Lufthansa in advance of the damages trial. The damages trial is scheduled to be heard starting in October 2024, with payment likely due in late 2024 or early 2025. Therefore, the liability related to these matters is classified within Other Liabilities (non-current) in the Consolidated Condensed Balance Sheets at April 1, 2023 and December 31, 2022.
As previously disclosed, in 2020, the Court held the French patent invalid for all asserted claims. There can consequently be no finding of infringement on first instance. Lufthansa has appealed this judgment. The appeal hearing took place on December 8, 2022, and on February 24, 2023, the court upheld the first instance judgment in favor of AES. On March 20, 2023, Lufthansa lodged an appeal before the French Supreme Court. The merits of this Supreme Court challenge remain to be filed and assessed. As loss exposure is not probable and estimable at this time, the Company has not recorded any liability with respect to the French matter as of April 2, 2023 or December 31, 2022.
There were no other significant developments in any of these matters during the three months ended April 1, 2023.
A liability for reimbursement of Lufthansa’s legal expenses associated with the UK matter was approximately $0.7 million at December 31, 2022 and $0.8 million at April 1, 2023 which is expected to be paid within the next twelve months and, as such, is classified in Accrued Expenses and Other Current Liabilities in the accompanying Consolidated Condensed Balance Sheet as of April 1, 2023 and December 31, 2022.
Other
On March 23, 2020, Teradyne, Inc. filed a complaint against the Company and its subsidiary, Astronics Test Systems (“ATS”) (together, “the Defendants”) in the United States District Court for the Central District of California alleging patent and copyright infringement, and certain other related claims. The Defendants moved to dismiss certain claims from the case. On November 6, 2020, the Court dismissed the Company from the case, and also dismissed a number of claims, though the patent and copyright infringement claims remained. The case proceeded to discovery. In addition, on December 21, 2020, ATS filed a petition for inter partes review (“IPR”) with the US Patent Trial and Appeal Board (“PTAB”), seeking to invalidate the subject patent, and on July 21, 2021, the PTAB instituted IPR. ATS requested and, on August 26, 2021, the District Court granted, a stay of litigation during the IPR proceeding. Oral arguments on the IPR were held on April 21, 2022. The PTAB issued its decision on July 20, 2022, in which it invalidated all of Teradyne’s patent claims. Teradyne will not appeal the decision. The stay of litigation was lifted with respect to the remaining claims in August 2022 and discovery has resumed. Trial is scheduled for December 5, 2023. No amounts have been accrued for this matter in the April 1, 2023 or December 31, 2022 financial statements, as loss exposure was neither probable nor estimable at such times.
Other than these proceedings, we are not party to any significant pending legal proceedings that management believes will result in a material adverse effect on our financial condition or results of operations.
15) Segment Information
Below are the sales and operating profit by segment for the three months ended April 1, 2023 and April 2, 2022 and a reconciliation of segment operating profit to (loss) income before income taxes. Operating profit is net sales less cost of products sold and other operating expenses excluding interest and corporate expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment.

	Three Months Ended
(In thousands)	April 1, 2023	April 2, 2022
Sales:
Aerospace	$135,715	$101,394
Less Inter-segment Sales	(118)	—
Total Aerospace Sales	135,597	101,394
Test Systems	20,941	14,798
Less Inter-segment Sales	—	(16)
Total Test Systems Sales	20,941	14,782
Total Consolidated Sales	$156,538	$116,176
Segment Measure of Operating Profit and Margins
Aerospace	$4,087	$3,050
	3.0%	3.0%
Test Systems	(597)	(1,787)
	(2.9)%	(12.1)%
Total Segment Measure of Operating Profit	3,490	1,263
	2.2%	1.1%
Deductions from Segment Measure of Operating Profit:
Net Gain on Sale of Business	(3,427)	(11,284)
Interest Expense, Net of Interest Income	5,470	1,631
Corporate Expenses and Other	4,572	5,892
(Loss) Income Before Income Taxes	$(3,125)	$5,024
During the three months ended April 1, 2023, $5.8 million was recognized in sales related to the reversal of a deferred revenue liability assumed with an acquisition and associated with a customer program within our Test Systems Segment which is no longer expected to occur, which also benefits operating loss for the period. Absent that benefit, Test Systems’ operating loss was $6.4 million. In the quarter ended April 2, 2022, $6.0 million of the AMJP grant was recognized as an offset to the cost of products sold in the Aerospace segment. Corporate expenses and other for the quarter ended April 1, 2023 includes income of $1.8 million associated with the reversal of a liability related to an equity investment, as we will no longer be required to make the associated payment. This amount is included in Other Income, Net of Other Expense in the Consolidated Condensed Statement of Operations.
Total Assets:

(In thousands)	April 1, 2023	December 31, 2022
Aerospace	$498,348	$481,416
Test Systems	103,778	111,513
Corporate	14,282	22,102
Total Assets	$616,408	$615,031
16) Fair Value
There were no financial assets or liabilities carried at fair value measured on a recurring basis at April 1, 2023 or December 31, 2022.
There were no non-recurring fair value measurements performed in the three months ended April 1, 2023 and April 2, 2022.
Due to their short-term nature, the carrying value of cash and equivalents, accounts receivable and accounts payable approximate fair value. The carrying value of the Company’s variable rate long-term debt instruments also approximates fair value due to the variable rate feature of these instruments.
17) Subsequent Events
Shortly after the quarter ended the Test Systems segment implemented restructuring initiatives to align the workforce and management structure with near-term revenue expectations and operational needs. These initiatives are expected to provide savings of approximately $4 million to $5 million annually, beginning with the third quarter. The Company will incur $0.6 million in severance charges during the second quarter of 2023.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10-K for the year ended December 31, 2022.)
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
In September 2021 the Company was awarded a grant of up to $14.7 million from the U.S. Department of Transportation (“USDOT”) under the Aviation Manufacturing Jobs Protection Program (“AMJP”). The Company received $5.2 million in the first quarter of 2022. The grant benefit was recognized ratably over the six-month performance period as a reduction to cost of products sold in proportion to the compensation expense that the award is intended to defray. During the three months ended April 2, 2022, the Company recognized $6.0 million of the award.
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
On February 13, 2019, the Company completed a divestiture of its semiconductor test business within the Test Systems segment. The transaction included two elements of contingent earnouts. In March 2022, the Company agreed with the earnout calculation for the calendar 2021 earnout in the amount of $11.3 million. The Company recorded the gain and received the payment in the first quarter of 2022. In March 2023, the Company agreed with the final earnout calculation for the calendar 2022 earnout in the amount of $3.4 million. The Company recorded the gain and received the payment in the first quarter of 2023.
CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Three Months Ended
($ in thousands)	April 1, 2023	April 2, 2022
Sales	$156,538	$116,176
Gross Profit (sales less cost of products sold)	$27,510	$19,933
Gross Margin	17.6%	17.2%
Selling, General and Administrative Expenses	$29,880	$24,100
SG&A Expenses as a Percentage of Sales	19.1%	20.7%
Net Gain on Sale of Business	$(3,427)	$(11,284)
Interest Expense, Net	$5,470	$1,631
Effective Tax Rate	(41.3)%	161.7%
Net Loss	$(4,415)	$(3,101)
A discussion by segment can be found at “Segment Results of Operations and Outlook” in this MD&A.
CONSOLIDATED FIRST QUARTER RESULTS
Consolidated sales were up $40.4 million, or 34.7%, from the first quarter of 2022. Aerospace sales increased $34.2 million, or 33.7%, driven by higher sales to the commercial transport market. Test Systems sales increased $6.2 million, due primarily to the reversal of a $5.8 million deferred revenue liability assumed with an acquisition and associated with a customer program which is no longer expected to occur.

Consolidated cost of products sold in the first quarter of 2023 was $129.0 million, compared with $96.2 million in the prior-year period. The increase was primarily due to higher volume and higher material and labor costs. The prior-year period benefited the AMJP Program grant which provided a $6.0 million offset to cost of products sold.
Selling, general and administrative (“SG&A”) expenses were $29.9 million in the first quarter of 2023 compared with $24.1 million in the prior-year period primarily due to increased wages and benefits and an increase of $3.2 million in litigation-related legal expenses.
The Company recognized in the quarter a final earnout of $3.4 million for the 2019 sale of its semiconductor test business, compared with $11.3 million recognized in the prior-year period. Other income in the 2023 first quarter included $1.8 million associated with the reversal of a liability related to an equity investment.
Interest expense was $5.5 million in the current period, compared with $1.6 million in the prior-year period, primarily driven by higher interest rates on the Company’s new credit facilities. Interest expense includes approximately $0.6 million of non-cash amortization of capitalized financing-related fees.
Income tax expense was $1.3 million in the current period, primarily due to a valuation allowance applied against the deferred tax asset associated with research and development costs that are required to be capitalized for tax purposes.
Consolidated net loss was $4.4 million, or $0.14 per diluted share, compared with net loss of $3.1 million, or $0.10 per diluted share, in the prior year.
Bookings were $157.8 million in the quarter resulting in a book-to-bill ratio of 1.05:1, excluding the impact of the $5.8 million adjustment to sales referred to previously. Backlog at quarter end was a record $578.5 million. Approximately $498.7 million of backlog is expected to ship over the next twelve months.
COVID-19 Impacts on Our Business
On March 11, 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic. The spread of the COVID-19 pandemic disrupted businesses on a global scale, led to significant volatility in financial markets and affected the aviation and industrial industries. The impacts of the pandemic have placed labor and supply chain pressures on our business and we have been impacted by customer demand variability. Although we saw stable and growing backlog throughout 2022 and into 2023 in our aerospace business, disruptions are ongoing and continue to adversely challenge our commercial transport market. While we remain bullish about the aerospace business, we believe the recovery to pre-pandemic activity, particularly in the widebody market, will take longer than originally anticipated at the outset of the pandemic. As economic activity continues to recover, we will continue to monitor the situation, assessing further possible implications on our operations, supply chain, liquidity, cash flow and customer orders.
Outlook
We had a solid start to the year as continued strong customer demand and an improving supply chain helped us exceed the upper end of our revenue expectations for the quarter. Our leading position in passenger power and inflight connectivity for commercial aerospace combined with the robust recovery in that market has driven demand for our products. The trends give us confidence in the revenue ramp we are planning for the rest of 2023.
We expect revenue to increase significantly in the second quarter to $165 million to $175 million and are maintaining full year guidance of $640 million to $680 million. We have also restructured our Test segment to take out approximately $4 million to $5 million in costs and improve operating results. We expect this effort, together with the cooperation of our supply chain and strong customer demand, will improve financial results as we advance through the year.
Consolidated backlog at April 1, 2023 was $578.5 million. Approximately 86% of the backlog is expected to be recognized as revenue in over the next twelve months and the balance thereafter.
Planned capital expenditures for 2023 are expected to be approximately $14 million to $17 million.
SEGMENT RESULTS OF OPERATIONS AND OUTLOOK
Operating profit, as presented below, is sales less cost of products sold and other operating expenses, excluding interest expense, other corporate expenses and other non-operating sales and expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment. Operating profit is reconciled to (loss) income before income taxes in Note 15 of the Notes to Consolidated Condensed Financial Statements included in this report.

AEROSPACE SEGMENT

	Three Months Ended
($ in thousands)	April 1, 2023	April 2, 2022
Sales	$135,715	$101,394
Less Inter-segment Sales	(118)	—
Total Aerospace Sales	$135,597	$101,394
Operating Profit	$4,087	$3,050
Operating Margin	3.0%	3.0%

Aerospace Sales by Market
(In thousands)
Commercial Transport	$94,213	$64,089
Military Aircraft	14,064	14,976
General Aviation	19,448	15,867
Other	7,872	6,462
	$135,597	$101,394
Aerospace Sales by Product Line
(In thousands)
Electrical Power & Motion	$53,454	$44,467
Lighting & Safety	36,553	29,211
Avionics	29,741	18,875
Systems Certification	5,677	1,002
Structures	2,300	1,377
Other	7,872	6,462
	$135,597	$101,394

(In thousands)	April 1, 2023	December 31, 2022
Total Assets	$498,348	$481,416
Backlog	$492,159	$477,660
AEROSPACE FIRST QUARTER RESULTS
Aerospace segment sales increased $34.2 million, or 33.7%, to $135.6 million driven by a 47.0%, or $30.1 million increase in commercial transport sales. Sales to this market were $94.2 million, or 60.2% of consolidated sales in the quarter, compared with $64.1 million, or 55.1% of consolidated sales in the first quarter of 2022. Improving global airline travel driving higher fleet utilization and increased production rates resulted in increased demand.
General Aviation sales increased $3.6 million, or 22.6%, to $19.4 million.
Aerospace segment operating profit improved to $4.1 million compared with operating profit of $3.1 million in the same period last year, which included an AMJP grant offset to cost of sales of $6.0 million. Absent the impact of the AMJP grant on last year’s first quarter, aerospace operating profit improved $7.0 million on a sales increase of $34.2 million. The improvement in operating profit was driven by higher volume primarily in the commercial transport market, partially offset by the effects of material and labor inflation.
AEROSPACE OUTLOOK
Aerospace bookings were $150.1 million, for a book-to-bill ratio of 1.11:1. Backlog for the Aerospace segment was a record $492.2 million at quarter end with approximately $441.7 million expected to be recognized as revenue over the next twelve months.

Our Aerospace business continues to accelerate, in step with the air travel recovery that is underway worldwide. Our business is trending back to pre-pandemic levels and will benefit further from a number of high-profile programs that we have won during the downturn, including our involvement on the U.S. Army’s Future Long-Range Assault Aircraft (“FLRAA”) program which we expect to begin in the next several weeks. Margin performance will continue to improve as supply chain spot buys decline and volume increases.
TEST SYSTEMS SEGMENT

	Three Months Ended
($ in thousands)	April 1, 2023	April 2, 2022
Sales	$20,941	$14,798
Less Inter-segment Sales	—	(16)
Total Test Systems Sales	$20,941	$14,782
Operating Loss	$(597)	$(1,787)
Operating Margin	(2.9)%	(12.1)%
All Test Systems sales are to the Government and Defense Market.

(In thousands)	April 1, 2023	December 31, 2022
Total Assets	$103,778	$111,513
Backlog	$86,319	$93,696
TEST SYSTEMS FIRST QUARTER RESULTS
Test Systems segment sales were $20.9 million, up $6.2 million compared with the prior-year period primarily as a result of a reversal of $5.8 million deferred revenue liability recorded with a previous acquisition. Absent that item, Test Systems sales increased $0.4 million.
Test Systems segment operating loss was $0.6 million compared with operating loss of $1.8 million in the first quarter of 2022. Absent the non-operating sales adjustment resulting from the reversal of the deferred revenue liability, Test Systems operating loss for the current period was $6.4 million and was negatively affected by mix, under absorption of fixed costs due to volume and $2.6 million in increased litigation-related legal expenses.
Shortly after the quarter ended the Test Systems segment implemented restructuring initiatives to align the workforce and management structure with near-term revenue expectations and operational needs. These initiatives are expected to provide savings of $4 million to $5 million annually, beginning with the third quarter.
TEST SYSTEMS OUTLOOK
Bookings for the Test Systems segment in the quarter were $7.7 million, for a book-to-bill ratio of 0.51:1 for the quarter, excluding the impact of the $5.8 million adjustment to sales referred to previously. The Test Systems segment’s backlog at the end of the first quarter of 2023 was $86.3 million, with approximately $57.1 million expected to be recognized as revenue over the next twelve months.
In April 2023, Astronics announced that the Test business had been awarded a contract award to produce portable radio test equipment for the U.S. Marine Corps’ Handheld Radio Test Sets program (“HHRTS”). This program is expected to generate revenue of approximately $40 million over a five-year period. An initial task order for approximately $10 million is expected in the coming weeks.
Our Test business is going through a transition period. We have been quite successful winning new business, including radio test programs for both the U.S. Army and U.S. Marine Corps, which promise to be major contributors to our results in the near future. However, these programs have developed more slowly than expected, so we found it necessary to restructure and right size the business for the interim period. We expect the restructuring to improve profitability for the segment at current run rates until the new programs gain traction.

LIQUIDITY AND CAPITAL RESOURCES
Operating Activities:
Cash used for operating activities totaled $19.2 million for the first three months of 2023, as compared with $0.3 million cash provided by operating activities during the same period in 2022. Cash flow from operating activities decreased compared with the same period of 2022 primarily related to increases in inventory to fulfill customer demand in upcoming quarters coupled with increased lead times on certain key components required inventory to be purchased further in advance. In contrast, operating cash flows in the first quarter of 2022 benefited from the receipt of income tax refunds and AMJP grant proceeds. We expect to generate positive cash flow for the remainder of 2023.
Investing Activities:
Cash provided by investing activities was $1.9 million for the first three months of 2023 compared with $20.8 million in cash provided by investing activities in the same period of 2022. Investing cash flows in 2022 were positively impacted by the receipt of $10.7 million and $11.3 million related to the calendar 2020 and 2021 earnouts, respectively, from the sale of the semiconductor business compared to $3.4 million received in the current year related to the calendar 2022 earnout. The Company expects capital spending in 2023 to be in the range of $14 million and $17 million.
Financing Activities:
Cash provided by financing activities totaled $9.2 million for the first three months of 2023, as compared with cash used for financing activities of $26.7 million during the same period in 2022. The Company had net proceeds on our credit facilities of $14.1 million in the first three months of 2023 compared with net repayments of $26.0 million in the same period in 2022. During the current year period, the Company also paid $4.3 million in debt issuance costs associated with the January 2023 refinancing. Additional debt issuance costs of $3.0 million will be paid in the future, largely comprised of the remaining Term Loan commitment fee, which is discussed further below.
The Company's long-term debt at December 31, 2022 consisted of borrowings under its Fifth Amended and Restated Credit Agreement (the “Agreement”). The maturity date of the loans under the Agreement was November 30, 2023. At December 31, 2022, there was $164.0 million outstanding on the Agreement and there remained $6.0 million available.
The Company amended the Agreement on January 19, 2023 by entering into the Sixth Amended and Restated Credit Agreement (the “ABL Revolving Credit Facility”). The ABL Revolving Credit Facility set the maximum aggregate amount that the Company can borrow under the revolving credit line at $115 million, with borrowings subject to a borrowing base determined primarily by certain domestic inventory and accounts receivable. The maturity date of borrowings under the ABL Revolving Credit Facility is January 19, 2026. Under the terms of the ABL Revolving Credit Facility, the Company will now pay interest on the unpaid principal amount of the facility at a rate equal to SOFR (which is required to be at least 1.00%) plus 2.25% to 2.75%. The Company will pay a quarterly commitment fee under the ABL Revolving Credit Facility in an amount equal to 0.25% or 0.375% based on the Company’s average excess availability. Under the provisions of the ABL Revolving Credit Facility, the Company has a cash dominion arrangement with the lead banking institution whereby eligible daily cash receipts are contractually utilized to pay down outstanding borrowings. Eligible cash receipts that have not yet been applied to outstanding debt balance are classified as restricted cash in the accompanying consolidated balance sheets. At April 1, 2023, there was $88.1 million outstanding on the ABL Revolving Credit Facility and there remained $26.9 million available. The Company is also required to maintain minimum liquidity of $20 million through the date of delivery of the compliance certificate for the quarter ended March 31, 2024, and $10 million thereafter.
The Company also entered into a $90 million asset-based Term Loan Facility on January 19, 2023. The Term Loan Facility is secured primarily by fixed assets, real estate and intellectual property. The maturity date of the Term Loan Facility is the earlier of the stated maturity date of the ABL Revolving Credit Facility or January 19, 2027, provided the ABL Revolving Credit Facility is extended beyond that date. The Company pays interest under the Term Loan Facility at a rate equal to SOFR (which is required to be at least 2.50%) plus 8.75%. The Company will pay a commitment fee under the Term Loan Facility of 5% of the total aggregate commitment, or $4.5 million, $1.8 million which was paid on the closing date, $1.8 million of which will be paid on June 19, 2023 and $0.9 million of which will be paid on the date that the financial statements and compliance certificate for the fiscal quarter of the Company ending on or about March 31, 2024 are required to be delivered under the Term Loan Facility.
Amortization of the principal under the Term Loan Facility will begin in April with a monthly amortization rate of 0.292% of the outstanding term loan principal balance for the period April 1, 2023 through June 1, 2023, increasing to 0.542% per month for the period July 1, 2023 through September 1, 2023 then increasing to 0.833% thereafter. Total scheduled principal payments of $6.8 million are payable over the next twelve months and as such, have been classified as current in the accompanying consolidated condensed balance sheet as of April 1, 2023. The weighted-average interest rate on current maturities of long-debt is 13.60%. The remaining balance $83.2 million is recorded as long-term in the accompanying consolidated condensed balance sheet.
Pursuant to the ABL Revolving Credit Facility and the Term Loan Facility, the Company is required to comply with a minimum trailing four quarter EBITDA of $14.7 million for the Company’s first quarter of 2023, $23.3 million in the second quarter, $39.2 million in the third quarter, $51.7 million in the fourth quarter, $57.6 million in the first quarter of 2024, $65.2 million in the second quarter of 2024 and $70 million thereafter. In addition, mandatory prepayment of a portion of excess cash flow, as defined by the Term Loan Facility, is payable towards the principal amount outstanding on an annual basis. Any voluntary prepayments made are subject to a prepayment fee, as defined by the Term Loan Facility. Beginning with the first quarter of 2024, the Company is subject to a minimum fixed charge coverage ratio of 1.10 to 1.00. Further, the Company is subject to restrictions on additional indebtedness, share repurchases and dividend payments, and a limitation on capital expenditures. The Company is in compliance with all covenant requirements as of April 1, 2023.
The Company incurred $8.5 million in incremental debt issuance costs related to the new facilities, allocated between the ABL Revolving Credit Facility and the Term Loan Facility. All costs are amortized to interest expense over the term of the respective agreement. Deferred debt issuance costs associated with the ABL Revolving Credit Facility ($2.6 million as of April 1, 2023) are recorded within other assets and those associated with the Term Loan Facility ($5.8 million as of April 1, 2023) are recorded as a reduction of the carrying value of the debt on the Consolidated Condensed Balance Sheet.
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
Cash on hand at the end of the quarter was $5.7 million. Net debt was $172.4 million, compared with $150.2 million at the end of 2022.
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
BACKLOG
The Company’s backlog at April 1, 2023 was $578.5 million compared with $571.4 million at December 31, 2022 and $475.1 million at April 2, 2022.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Except as noted below, our contractual obligations and commitments have not changed materially from the disclosures in our 2022 Annual Report on Form 10-K.

MARKET RISK
Risk due to fluctuation in interest rates is a function of the Company’s floating rate debt obligations, which total approximately $178.1 million at April 1, 2023. A change of 1% in interest rates of all variable rate debt would impact annual net loss by approximately $1.8 million, before income taxes.
Although the majority of our sales, expenses and cash flows are transacted in U.S. dollars, we have exposure to changes in foreign currency exchange rates related primarily to the Euro and the Canadian dollar. The Company believes that the impact of changes in foreign currency exchange rates in 2023 have not been significant.
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
CRITICAL ACCOUNTING POLICIES
Refer to Note 2 of the Notes to Consolidated Condensed Financial Statements included in this report for the Company’s critical accounting policies with respect to revenue recognition. For a complete discussion of the Company’s other critical accounting policies, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2022.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Market Risk in Item 2, above.
Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 1, 2023. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 1, 2023.
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
Item 1a. Risk Factors
In addition to other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or results of operations. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.
Item 2. Unregistered sales of equity securities and use of proceeds
The following table summarizes our purchases of our common stock for the three months ended April 1, 2023.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that may yet be Purchased Under the Program (1)
January 1, 2023 - January 28, 2023	—	$—	—	$41,483,815
January 29, 2023 - February 25, 2023*	5,552	$15.22	—	$41,483,815
February 26, 2023 - April 1, 2023**	41,715	$13.50	—	$41,483,815
*Represents shares withheld for taxes on the net settlement of stock option exercises
**Represents shares withheld for taxes on the net settlement of RSU issuances
Item 3. Defaults Upon Senior Securities
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

ASTRONICS CORPORATION
(Registrant)
Date:	May 10, 2023	By:	/s/ David C. Burney
David C. Burney Executive Vice President and Chief Financial Officer (Principal Financial Officer)