Form 10-Q
period 2023-07-01
ASTRONICS CORP
filed 2023-08-07
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 1, 2023
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2023, 32,536,299 shares of common stock were outstanding consisting of 26,514,253 shares of common stock ($.01 par value) and 6,022,046 shares of Class B common stock ($.01 par value).

Part I – Financial Information
Item 1. Financial Statements
ASTRONICS CORPORATION
Consolidated Condensed Balance Sheets
July 1, 2023 with Comparative Figures for December 31, 2022
(Unaudited)
(In thousands)

	July 1, 2023	December 31, 2022

Current Assets:
Cash and Cash Equivalents	$3,472	$13,778
Restricted Cash	822	—
Accounts Receivable, Net of Allowance for Estimated Credit Losses	170,806	147,790
Inventories	207,446	187,983
Prepaid Expenses and Other Current Assets	15,650	15,743
Total Current Assets	398,196	365,294
Property, Plant and Equipment, Net of Accumulated Depreciation	87,800	90,658
Operating Right-of-Use Assets	29,404	13,028
Other Assets	7,870	8,605
Intangible Assets, Net of Accumulated Amortization	72,108	79,277
Goodwill	58,210	58,169
Total Assets	$653,588	$615,031
Current Liabilities:
Current Maturities of Long-term Debt	$8,960	$4,500
Accounts Payable	79,837	64,193
Current Operating Lease Liabilities	4,606	4,441
Accrued Expenses and Other Current Liabilities	53,477	45,911
Customer Advance Payments and Deferred Revenue	27,288	32,567
Total Current Liabilities	174,168	151,612
Long-term Debt	168,733	159,500
Long-term Operating Lease Liabilities	26,082	9,942
Other Liabilities	54,204	54,057
Total Liabilities	423,187	375,111
Shareholders’ Equity:
Common Stock	355	354
Accumulated Other Comprehensive Loss	(8,443)	(9,526)
Other Shareholders’ Equity	238,489	249,092
Total Shareholders’ Equity	230,401	239,920
Total Liabilities and Shareholders’ Equity	$653,588	$615,031
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Operations
Three and Six Months Ended July 1, 2023 With Comparative Figures for 2022
(Unaudited)
(In thousands, except per share data)

	Six Months Ended		Three Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Sales	$330,992	$245,303	$174,454	$129,127
Cost of Products Sold	270,787	209,661	141,759	113,418
Gross Profit	60,205	35,642	32,695	15,709
Selling, General and Administrative Expenses	60,179	48,205	30,299	24,105
Income (Loss) from Operations	26	(12,563)	2,396	(8,396)
Net Gain on Sale of Business	(3,427)	(11,284)	—	—
Other (Income), Net of Other Expense	(910)	753	378	291
Interest Expense, Net of Interest Income	11,390	3,293	5,920	1,662
Loss Before Income Taxes	(7,027)	(5,325)	(3,902)	(10,349)
Provision for Income Taxes	9,387	8,786	8,097	661
Net Loss	$(16,414)	$(14,111)	$(11,999)	$(11,010)
Loss Per Share:
Basic	$(0.50)	$(0.44)	$(0.37)	$(0.34)
Diluted	$(0.50)	$(0.44)	$(0.37)	$(0.34)
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Comprehensive Loss
Three and Six Months Ended July 1, 2023 With Comparative Figures for 2022
(Unaudited)
(In thousands)

	Six Months Ended		Three Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net Loss	$(16,414)	$(14,111)	$(11,999)	$(11,010)
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	711	(1,567)	487	(1,386)
Retirement Liability Adjustment – Net of Tax	372	698	187	347
Total Other Comprehensive Income (Loss)	1,083	(869)	674	(1,039)
Comprehensive Loss	$(15,331)	$(14,980)	$(11,325)	$(12,049)
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Cash Flows
Six Months Ended July 1, 2023 With Comparative Figures for 2022

	Six Months Ended
(Unaudited, In thousands)	July 1, 2023	July 2, 2022
Cash Flows from Operating Activities:
Net Loss	$(16,414)	$(14,111)
Adjustments to Reconcile Net Loss to Cash Flows from Operating Activities:
Depreciation and Amortization	13,373	14,088
Amortization of Deferred Financing Fees	1,363	—
Provisions for Non-Cash Losses on Inventory and Receivables	1,705	677
Equity-based Compensation Expense	3,992	3,721
Operating Lease Non-Cash Expense	2,563	2,928
Non-Cash Accrued 401K Contribution	2,536	2,197
Net Gain on Sale of Business, Before Taxes	(3,427)	(11,284)
Non-Cash Deferred Liability Recovery	(5,824)	—
Other	(1,275)	1,320
Changes in Operating Assets and Liabilities Providing (Using) Cash:
Accounts Receivable	(22,619)	(11,449)
Inventories	(22,638)	(19,293)
Accounts Payable	14,081	11,660
Accrued Expenses	5,460	(458)
Other Current Assets and Liabilities	472	(3,030)
Customer Advance Payments and Deferred Revenue	959	(389)
Income Taxes	7,422	16,909
Operating Lease Liabilities	(2,674)	(3,601)
Supplemental Retirement Plan and Other Liabilities	(206)	(215)
Net Cash Used by Operating Activities	(21,151)	(10,330)
Cash Flows from Investing Activities:
Proceeds from Sale of Business and Assets	3,427	21,977
Capital Expenditures	(3,806)	(2,493)
Net Cash (Used) Provided by Investing Activities	(379)	19,484
Cash Flows from Financing Activities:
Proceeds from Long-term Debt	131,732	52,625
Principal Payments on Long-term Debt	(112,774)	(79,625)
Stock Award Activity	(601)	104
Finance Lease Principal Payments	(24)	(55)
Debt Acquisition Costs	(6,388)	(771)
Net Cash Provided (Used) by Financing Activities	11,945	(27,722)
Effect of Exchange Rates on Cash	101	(505)
Decrease in Cash and Cash Equivalents and Restricted Cash	(9,484)	(19,073)
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	13,778	29,757
Cash and Cash Equivalents and Restricted Cash at End of Period	$4,294	$10,684
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Shareholders’ Equity
Three and Six Months Ended July 1, 2023 With Comparative Figures for 2022
(Unaudited)
(In thousands)

	Six Months Ended		Three Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Common Stock
Beginning of Period	$291	$289	$293	$290
Net Issuance of Common Stock for Restricted Stock Units (“RSU’s”)	1	1	—	—
Class B Stock Converted to Common Stock	3	—	2	—
End of Period	295	290	295	290
Convertible Class B Stock
Beginning of Period	63	64	62	64
Class B Stock Converted to Common Stock	(3)	—	(2)	—
End of Period	60	64	60	64
Additional Paid in Capital
Beginning of Period	98,630	92,037	100,426	94,245
Net Exercise of Stock Options and Equity-based Compensation Expense	3,993	4,122	1,594	1,621
Tax Withholding Related to Issuance of RSU’s	(603)	(298)	—	(5)
End of Period	102,020	95,861	102,020	95,861
Accumulated Comprehensive Loss
Beginning of Period	(9,526)	(14,495)	(9,117)	(14,325)
Foreign Currency Translation Adjustments	711	(1,567)	487	(1,386)
Retirement Liability Adjustment – Net of Taxes	372	698	187	347
End of Period	(8,443)	(15,364)	(8,443)	(15,364)
Retained Earnings
Beginning of Period	240,360	287,225	234,463	279,047
Net Loss	(16,414)	(14,111)	(11,999)	(11,010)
Reissuance of Treasury Shares for 401K Contribution	(2,248)	(6,776)	(766)	(1,699)
End of Period	221,698	266,338	221,698	266,338
Treasury Stock
Beginning of Period	(89,898)	(108,516)	(87,203)	(99,239)
Shares Issued to Fund 401K Obligation	4,669	12,003	1,974	2,726
End of Period	(85,229)	(96,513)	(85,229)	(96,513)
Total Shareholders’ Equity	$230,401	$250,676	$230,401	$250,676
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Shareholders’ Equity, Continued
Three and Six Months Ended July 1, 2023 With Comparative Figures for 2022
(Unaudited)
(In thousands)

	Six Months Ended		Three Months Ended
(Shares)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Common Stock
Beginning of Period	29,122	28,911	29,273	29,009
Net Issuance from Exercise of Stock Options	1	20	—	—
Net Issuance of Common Stock for RSU’s	90	48	7	6
Class B Stock Converted to Common Stock	265	68	198	32
End of Period	29,478	29,047	29,478	29,047
Convertible Class B Stock
Beginning of Period	6,314	6,375	6,247	6,363
Net Issuance from Exercise of Stock Options	—	24	—	—
Class B Stock Converted to Common Stock	(265)	(68)	(198)	(32)
End of Period	6,049	6,331	6,049	6,331
Treasury Stock
Beginning of Period	3,155	3,808	3,060	3,483
Shares Issued to Fund 401K Obligation	(164)	(421)	(69)	(96)
End of Period	2,991	3,387	2,991	3,387
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Notes to Consolidated Condensed Financial Statements
July 1, 2023
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
Operating Results
The results of operations for any interim period are not necessarily indicative of results for the full year. In addition, the COVID-19 pandemic and supply chain disruptions have increased the volatility we experience in our financial results in recent periods and this could continue in future interim and annual periods. Operating results for the six months ended July 1, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
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
We have principal operations in the United States (“U.S.”), Canada, France and England, as well as engineering offices in Ukraine and India.
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
In April 2023, the Test Systems segment implemented restructuring initiatives to align the workforce and management structure with near-term revenue expectations and operational needs. The Company incurred $0.6 million in severance charges during the second quarter of 2023 recorded as selling, general and administrative expenses, of which $0.3 million remain unpaid as of July 1, 2023.
Impact of the COVID-19 Pandemic
On March 11, 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic. The spread of the COVID-19 pandemic disrupted businesses on a global scale, led to significant volatility in financial markets and affected the aviation and industrial industries. The impacts of the pandemic continue to place labor and supply chain pressures on our business and we have been impacted by customer demand variability. Although we saw stable and growing backlog during 2022 and into 2023 in our aerospace business, supply chain-related disruptions are ongoing and continue to adversely challenge our markets. While we remain bullish about the aerospace business, we believe the recovery to pre-pandemic activity, particularly in the widebody market, will take longer than originally anticipated at the outset of the pandemic. As economic activity continues to recover, we will continue to monitor the situation, assessing further possible implications on our operations, supply chain, liquidity, cash flow and customer orders.
In September 2021 the Company was awarded a grant of up to $14.7 million from the U.S. Department of Transportation (“USDOT”) under the Aviation Manufacturing Jobs Protection Program (“AMJP”). The Company received $5.2 million in the first quarter of 2022. The grant benefit was recognized ratably over the performance period as a reduction to cost of products sold in proportion to the compensation expense that the award was intended to defray. During the six months ended July 2, 2022, the Company recognized $6.0 million of the award.
Restricted Cash
Under the provisions of the ABL Revolving Credit Facility (as defined and discussed below in Note 7), the Company has a lockbox arrangement with the banking institution for its accounts within the United States whereby daily lockbox receipts are contractually utilized to pay down outstanding balances on the ABL Revolving Credit Facility debt. Lockbox balances that have not yet been applied to the ABL Revolving Credit Facility are classified as restricted cash in the accompanying Consolidated Condensed Balance Sheets. The following table provides a reconciliation of cash and restricted cash included in Consolidated Condensed Balance Sheets to the amounts included in the Consolidated Condensed Statements of Cash Flows.

(In thousands)	July 1, 2023	July 2, 2022
Cash and Cash Equivalents	$3,472	$10,684
Restricted cash	822	—
Total Cash and Restricted Cash Shown in Statements of Cash Flows	$4,294	$10,684
Trade Accounts Receivable and Contract Assets
The allowance for estimated credit losses is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as the age of the receivable balances, historical experience, credit quality, current economic conditions, and reasonable and supportable forecasts of future economic conditions that may affect a customer’s ability to pay. The allowance for estimated credit losses balance was $1.7 million and $2.6 million at July 1, 2023 and December 31, 2022, respectively. The Company’s bad debt expense was insignificant during the three and six months ended July 1, 2023 and July 2, 2022. Total write-offs charged against the allowance were $0.7 million and $0.8 million in the three and six months ended July 1, 2023 and insignificant in the three and six months ended July 2, 2022. Total recoveries were insignificant in the three and six months ended July 1, 2023 and July 2, 2022.
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
Research and Development Expenses
Research and development costs are expensed as incurred and include salaries, benefits, consulting, material costs and depreciation. Research and development expenses amounted to $12.7 million and $12.6 million for three months ended and $25.4 million and $24.8 million for the six months ended July 1, 2023 and July 2, 2022, respectively. These costs are included in cost of products sold.
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
As of July 1, 2023 and July 2, 2022, the Company concluded that no indicators of impairment relating to intangible assets or goodwill existed and an interim test was not performed in the six month periods then ended.
Foreign Currency Translation
The aggregate foreign currency transaction gain or loss included in operations was insignificant for the three and six months ended July 1, 2023 and July 2, 2022.

Newly Adopted Accounting Pronouncement
We consider the applicability and impact of all ASUs. Recent ASUs were assessed and determined to be either not applicable, or had or are expected to have minimal impact on our financial statements and related disclosures.
2) Revenue
On July 1, 2023, we had $611.1 million of remaining performance obligations, which we refer to as total backlog. We expect to recognize approximately $502.0 million of our remaining performance obligations as revenue over the next twelve months and the balance thereafter.
We recognized $10.6 million and $8.9 million during the three months ended and $19.5 million and $11.2 million during the six months ended July 1, 2023 and July 2, 2022, respectively, in revenues that were included in the contract liability balance at the beginning of the period.
The Company's contract assets and contract liabilities consist primarily of costs and profits in excess of billings and billings in excess of cost and profits, respectively. The following table presents the beginning and ending balances of contract assets and contract liabilities during the six months ended July 1, 2023:

(In thousands)	Contract Assets	Contract Liabilities
Beginning Balance, January 1, 2023	$27,349	$33,209
Ending Balance, July 1, 2023	$34,573	$28,260
The Company recognizes an asset for certain, material costs to fulfill a contract if it is determined that the costs relate directly to a contract or an anticipated contract that can be specifically identified, generate or enhance resources that will be used in satisfying performance obligations in the future, and are expected to be recovered. Such costs are amortized on a systematic basis that is consistent with the transfer to the customer of the goods to which the asset relates. Start-up costs are expensed as incurred. Capitalized fulfillment costs are included in Work in Progress within Inventories in the accompanying Consolidated Condensed Balance Sheets. Should future orders not materialize or it is determined the costs are no longer probable of recovery, the capitalized costs are written off. As of July 1, 2023 and December 31, 2022, the Company capitalized $3.4 million and $2.5 million of costs, respectively.
The following table presents our revenue disaggregated by Market Segments as follows:

	Six Months Ended		Three Months Ended
(In thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Aerospace Segment
Commercial Transport	$206,292	$133,332	$112,079	$69,243
Military Aircraft	27,648	28,873	13,584	13,897
General Aviation	44,463	33,997	25,015	18,130
Other	15,576	14,482	7,704	8,020
Aerospace Total	293,979	210,684	158,382	109,290

Test Systems Segment
Government & Defense	37,013	34,619	16,072	19,837
Test Systems Total	37,013	34,619	16,072	19,837

Total	$330,992	$245,303	$174,454	$129,127

The following table presents our revenue disaggregated by Product Lines as follows:

	Six Months Ended		Three Months Ended
(In thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Aerospace Segment
Electrical Power & Motion	$121,400	$86,602	$67,946	$42,135
Lighting & Safety	78,471	60,599	41,918	31,388
Avionics	60,664	43,281	30,923	24,406
Systems Certification	13,297	2,671	7,620	1,669
Structures	4,571	3,049	2,271	1,672
Other	15,576	14,482	7,704	8,020
Aerospace Total	293,979	210,684	158,382	109,290

Test Systems	37,013	34,619	16,072	19,837

Total	$330,992	$245,303	$174,454	$129,127
3) Inventories
Inventories consisted of the following:

(In thousands)	July 1, 2023	December 31, 2022
Finished Goods	$33,731	$30,703
Work in Progress	32,185	29,895
Raw Material	141,530	127,385
	$207,446	$187,983
4) Property, Plant and Equipment
Property, Plant and Equipment consisted of the following:

(In thousands)	July 1, 2023	December 31, 2022
Land	$8,595	$8,578
Buildings and Improvements	71,073	73,744
Machinery and Equipment	125,942	123,071
Construction in Progress	5,041	6,415
	210,651	211,808
Less Accumulated Depreciation	122,851	121,150
	$87,800	$90,658

5) Intangible Assets
The following table summarizes acquired intangible assets as follows:

		July 1, 2023		December 31, 2022
(In thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	11 years	$2,146	$2,110	$2,146	$2,066
Non-compete Agreement	4 years	11,082	11,062	11,082	11,052
Trade Names	10 years	11,417	9,749	11,402	9,350
Completed and Unpatented Technology	9 years	47,880	37,063	47,855	34,877
Customer Relationships	15 years	142,180	82,613	142,133	77,996
Total Intangible Assets	12 years	$214,705	$142,597	$214,618	$135,341
All acquired intangible assets other than goodwill and one trade name are being amortized. Amortization expense for acquired intangibles is summarized as follows:

	Six Months Ended		Three Months Ended
(In thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Amortization Expense	$7,196	$7,526	$3,599	$3,761
Amortization expense for acquired intangible assets expected for 2023 and for each of the next five years is summarized as follows:

(In thousands)
2023	$13,888
2024	$12,856
2025	$10,935
2026	$9,533
2027	$7,825
2028	$7,037
6) Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the six months ended July 1, 2023:

(In thousands)	December 31, 2022	Foreign Currency Translation	July 1, 2023
Aerospace	$36,534	$41	$36,575
Test Systems	21,635	—	21,635
	$58,169	$41	$58,210
7) Long-term Debt and Notes Payable
The Company's long-term debt at December 31, 2022 consisted of borrowings under its Fifth Amended and Restated Credit Agreement (the “Agreement”). The maturity date of the loans under the Agreement was November 30, 2023. At December 31, 2022, there was $164.0 million outstanding on the Agreement and there remained $6.0 million available.
The Company amended the Agreement on January 19, 2023 by entering into the Sixth Amended and Restated Credit Agreement (the “ABL Revolving Credit Facility”). The ABL Revolving Credit Facility set the maximum aggregate amount that the Company can borrow under the revolving credit line at $115 million, with borrowings subject to a borrowing base determined primarily by certain domestic inventory and accounts receivable. The maturity date of borrowings under the ABL Revolving Credit Facility is January 19, 2026. Under the terms of the ABL Revolving Credit Facility, the Company pays interest on the unpaid principal amount of the facility at a rate equal to SOFR (which is required to be at least 1.00%) plus 2.25% to 2.75%. The Company will pay a quarterly commitment fee under the ABL Revolving Credit Facility in an amount equal to 0.25% or 0.375% based on the Company’s average excess availability.

On June 28, 2023, the Company amended the ABL Revolving Credit Facility, temporarily increasing the maximum aggregate amount that the Company can borrow under the revolving credit line by $5 million from $115 million to $120 million until October 31, 2023, at which time the limit returns to $115 million. Under the provisions of the ABL Revolving Credit Facility, the Company has a cash dominion arrangement with the lead banking institution whereby eligible daily cash receipts are contractually utilized to pay down outstanding borrowings. Eligible cash receipts that have not yet been applied to outstanding debt balance are classified as restricted cash in the accompanying consolidated balance sheets. The Company is also required to maintain minimum liquidity of $20 million through the date of delivery of the compliance certificate for the quarter ended March 31, 2024, and $10 million thereafter. At July 1, 2023, there was $93.7 million outstanding on the ABL Revolving Credit Facility and there remained $26.3 million available.
The Company also entered into a $90 million asset-based credit agreement (the “Term Loan Facility”) on January 19, 2023. The Term Loan Facility is secured primarily by fixed assets, real estate and intellectual property. The maturity date of the Term Loan Facility is the earlier of the stated maturity date of the ABL Revolving Credit Facility or January 19, 2027, provided the ABL Revolving Credit Facility is extended beyond that date. The Company pays interest under the Term Loan Facility at a rate equal to SOFR (which is required to be at least 2.50%) plus 8.75%. The Company will pay a commitment fee under the Term Loan Facility of 5% of the total aggregate commitment, or $4.5 million, $1.8 million which was paid on the closing date, $1.8 million which was paid on June 20, 2023 and $0.9 million of which will be paid in the second quarter of 2024.
Amortization of the principal under the Term Loan Facility began in April with a monthly amortization rate of 0.292% of the outstanding term loan principal balance for the period April 1, 2023 through June 1, 2023, increasing to 0.542% per month for the period July 1, 2023 through September 1, 2023 then increasing to 0.833% thereafter. Total scheduled principal payments of approximately $9.0 million are payable over the next twelve months and as such, have been classified as current in the accompanying Consolidated Condensed Balance Sheet as of July 1, 2023. The weighted-average interest rate on current maturities of long-debt is 13.1%. The remaining balance of $80.3 million at July 1, 2023 is recorded as long-term in the accompanying Consolidated Condensed Balance Sheet.
Pursuant to the ABL Revolving Credit Facility and the Term Loan Facility, the Company is required to comply with a minimum trailing four quarter EBITDA of $23.3 million in the second quarter, $39.2 million in the third quarter, $51.7 million in the fourth quarter, $57.6 million in the first quarter of 2024, $65.2 million in the second quarter of 2024 and $70 million thereafter. In addition, mandatory prepayment of a portion of excess cash flow, as defined by the Term Loan Facility, is payable towards the principal amount outstanding on an annual basis. Any voluntary prepayments made are subject to a prepayment fee, as defined by the Term Loan Facility. Beginning with the first quarter of 2024, the Company is subject to a minimum fixed charge coverage ratio of 1.10 to 1.00. Further, the Company is subject to restrictions on additional indebtedness, share repurchases and dividend payments, and a limitation on capital expenditures. The Company is in compliance with all covenant requirements as of July 1, 2023.
The Company incurred $9.0 million in incremental debt issuance costs related to the new facilities, allocated between the ABL Revolving Credit Facility and the Term Loan Facility. All costs are amortized to interest expense over the term of the respective agreement. Unamortized deferred debt issuance costs associated with the ABL Revolving Credit Facility ($2.4 million as of July 1, 2023) are recorded within other assets and those associated with the Term Loan Facility ($5.3 million as of July 1, 2023) are recorded as a reduction of the carrying value of the debt on the Consolidated Condensed Balance Sheet.
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
The Company expects its sales growth and reductions in working capital will provide sufficient cash flows to fund operations. However, the Company may also evaluate various actions and alternatives to enhance its profitability and cash generation from operating activities, which could include manufacturing efficiency initiatives, cost-reduction measures, working with vendors and suppliers to reduce lead times and expedite shipment of critical components, and working with customers or other institutions to expedite receivable collections.

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
Activity in the warranty accrual is summarized as follows:

	Six Months Ended		Three Months Ended
(In thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Balance at Beginning of Period	$8,009	$8,183	$7,401	$8,049
Warranties Issued	1,908	1,683	1,128	898
Warranties Settled	(2,151)	(1,910)	(814)	(1,154)
Reassessed Warranty Exposure	(61)	(197)	(10)	(34)
Balance at End of Period	$7,705	$7,759	$7,705	$7,759
9) Leases
During the three months ended July 1, 2023, the Company entered into an operating lease and recorded a right-of-use asset and corresponding liabilities of $12.7 million. The lease will require annual payments between $1.6 million and $1.9 million into 2033. Associated lease costs are $1.7 million per year. Other leasing activity during the quarter was insignificant.
10) Income Taxes
The effective tax rates were approximately (207.5)% and (6.4)% for the three months ended and (133.6)% and (165.0)% for the six months ended July 1, 2023 and July 2, 2022, respectively. Beginning with the 2022 tax year, certain research and development costs are required to be capitalized and amortized over sixty months for income tax purposes. The tax rate in the 2023 period was impacted by a valuation allowance applied against the deferred tax asset associated with the research and development costs that are expected to be capitalized and was partially offset by the removal of valuation allowances related to net operating losses and certain timing differences that are expected to reverse during 2023. In addition, the tax rate in the 2023 period was also impacted by state income taxes and the federal research and development credit expected for 2023.
The Company records a valuation allowance against the deferred tax assets if and to the extent it is more likely than not that the Company will not recover the deferred tax assets. In evaluating the need for a valuation allowance, the Company weighs all relevant positive and negative evidence, and considers among other factors, historical financial performance, projected future taxable income, scheduled reversals of deferred tax liabilities, the overall business environment, and tax planning strategies. Losses in recent periods and cumulative pre-tax losses in the three year period ending with the current year, combined with the significant uncertainty brought about by the COVID-19 pandemic, is collectively considered significant negative evidence under ASC 740 when assessing whether an entity can use projected income as a basis for concluding that deferred tax assets are realizable on a more-likely than not basis. For purposes of assessing the recoverability of deferred tax assets, the Company determined that it could not include future projected earnings in the analysis due to recent history of losses and therefore had insufficient objective positive evidence that the Company will generate sufficient future taxable income to overcome the negative evidence of cumulative losses. Accordingly, during the years ended December 31, 2022 and 2021, the Company determined that a portion of its deferred tax assets were not expected to be realizable in the future and the Company continues to maintain the valuation allowance against its deferred tax assets as of July 1, 2023.

11) Earnings Per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Six Months Ended		Three Months Ended
(In thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Weighted Average Shares - Basic	32,560	32,007	32,614	32,082
Net Effect of Dilutive Stock Options	—	—	—	—
Weighted Average Shares - Diluted	32,560	32,007	32,614	32,082
Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted earnings per share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. The number of common shares covered by out-of-the-money stock options was approximately 594,000 shares as of July 1, 2023 and 1,338,000 shares as of July 2, 2022. Further, due to our net loss in the three and six month periods ended July 1, 2023 and July 2, 2022, the assumed exercise of stock compensation had an antidilutive effect and therefore was excluded from the computation of diluted loss per share.
Currently, the Company expects to fund the 401K contribution for the quarter ended July 1, 2023 with treasury stock in lieu of cash. The earnings per share calculation for the quarter ended July 1, 2023 is inclusive of the approximately 0.1 million in shares outstanding for the equivalent shares needed to fulfill the obligation using the closing share price as of July 1, 2023. Actual shares issued may differ based on the sale price on the settlement date.
12) Shareholders' Equity
Share Buyback and Reissuance
The Company’s Board of Directors from time to time authorizes the repurchase of common stock, which allows the Company to purchase shares of its common stock in accordance with applicable securities laws on the open market or through privately negotiated transactions. Common shares repurchased by the Company are recorded at cost as treasury shares and result in a reduction of equity. Under its current credit agreements, the Company is currently restricted from further stock repurchases.
When treasury shares are reissued, the Company determines the cost using an average cost method. The difference between the average cost of the treasury shares and reissuance price is included in Retained earnings. During the six month periods ended July 1, 2023 and July 2, 2022, the Company reissued 164,000 and 421,000 treasury shares, respectively, associated with the funding of employer 401K contributions and recorded the difference between the average cost and the reissuance price, $2.2 million and $6.8 million, respectively, as a reduction to Retained earnings.
Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

(In thousands)	July 1, 2023	December 31, 2022
Foreign Currency Translation Adjustments	$(6,624)	$(7,335)
Retirement Liability Adjustment – Before Tax	(4,101)	(4,473)
Tax Benefit of Retirement Liability Adjustment	2,282	2,282
Retirement Liability Adjustment – After Tax	(1,819)	(2,191)
Accumulated Other Comprehensive Loss	$(8,443)	$(9,526)

The components of other comprehensive income (loss) are as follows:

	Six Months Ended		Three Months Ended
(In thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Foreign Currency Translation Adjustments	$711	$(1,567)	$487	$(1,386)
Retirement Liability Adjustments:
Reclassifications to Selling, General and Administrative Expense:
Amortization of Prior Service Cost	193	201	98	100
Amortization of Net Actuarial Losses	179	497	89	247
Retirement Liability Adjustment	372	698	187	347
Other Comprehensive Income (Loss)	$1,083	$(869)	$674	$(1,039)
13) Supplemental Retirement Plan and Related Post Retirement Benefits
The Company has two non-qualified supplemental retirement defined benefit plans (“SERP” and “SERP II”) for certain current and retired executive officers. The following table sets forth information regarding the net periodic pension cost for the plans.

	Six Months Ended		Three Months Ended
(In thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Service Cost	$53	$69	$27	$35
Interest Cost	652	417	327	208
Amortization of Prior Service Cost	193	193	98	96
Amortization of Net Actuarial Losses	179	474	89	235
Net Periodic Cost	$1,077	$1,153	$541	$574
Participants in the SERP are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The Company also has a defined benefit plan related to its subsidiary in France. The net periodic cost for both plans for the three and six months ended July 1, 2023 and July 2, 2022 is immaterial.
The service cost component of net periodic benefit costs above is recorded in Selling, General and Administrative Expenses within the Consolidated Condensed Statements of Operations, while the remaining components are recorded in Other Income, Net of Other Expense.
14) Sales to Major Customers
The loss of major customers or a significant reduction in business with a major customer would significantly, negatively impact our sales and earnings. In the three and six months ended July 1, 2023 and July 2, 2022, the Company had one customer in excess of 10% of consolidated sales. Sales to The Boeing Company (“Boeing”) accounted for 11.5% and 10.9% of sales in the three and six months ended July 1, 2023 and 10.6% and 11.9% in the three and six months ended July 2, 2022, respectively. Accounts receivable from Boeing at July 1, 2023 were approximately $21.8 million.
15) Legal Proceedings
Lufthansa
One of the Company’s subsidiaries is involved in numerous patent infringement actions brought by Lufthansa Technik AG (“Lufthansa”) in Germany, the United Kingdom (“UK”) and France. The Company is vigorously defending all such litigation and proceedings. Additional information about these legal proceedings can be found in Note 19 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. On July 12, 2023, the Higher Regional Court of Karlsruhe in Germany (the “German Court”) reduced the Company’s liability for direct damages. Additionally, accrued interest on direct damages had previously been assessed at 5%. As part of the July 12, 2023 ruling, the German Court reduced that interest rate to 4%. Accordingly, the Company can reclaim overpaid damages and interest from Lufthansa in the amount of approximately $1.2 million. We will record this gain in the third quarter of 2023 as an offset to Selling, General and Administrative Expenses.
The reserve for the German indirect claim and interest was approximately $17.8 million at December 31, 2022 and $16.8 million at July 1, 2023. Accrued interest on the indirect damages reserve was estimated using the same interest rate as the direct damages. Given the reduction in the direct damages interest rate as discussed above, we recorded a reduction to the indirect damages reserve of $1.3 million in the quarter ended July 1, 2023, which was recorded as an offset to Selling, General and Administrative Expenses. The Company currently believes it is unlikely that the damages in the indirect proceedings and related interest will be paid within the next twelve months. Therefore, the liability related to these matters is classified within Other Liabilities (non-current) in the Consolidated Condensed Balance Sheets at July 1, 2023 and December 31, 2022.
In the matter before the UK High Court of Justice, as previously disclosed, Lufthansa has pleaded its case for monetary compensation, which will be determined at a separate trial, which is now set to take place in October 2024. Lufthansa has elected to pursue a claim in relation to the defendants’ profits from their infringing activities. We have estimated damages and accrued interest for AES and its indemnified customers of approximately $7.3 million and $7.0 million at July 1, 2023 and December 31, 2022, respectively. This variance is due to currency fluctuation and interest accrued. Interest will accrue until final payment to Lufthansa. This amount is subject to change as additional data is received and evaluated, and as additional information regarding the nature of its claim is put forward by Lufthansa in advance of the damages trial. The damages trial is scheduled to be heard starting in October 2024, with payment likely due in late 2024 or early 2025. The Company currently believes it is unlikely that the appeals process will be completed or the damages and related interest will be paid within the next twelve months. Therefore, the liability related to these matters is classified within Other Liabilities (non-current) in the Consolidated Condensed Balance Sheets at July 1, 2023 and December 31, 2022.
As previously disclosed, in 2020, Lufthansa filed a patent infringement action on December 29, 2017 before the Paris Court of First Instance. The Court held the French patent invalid for all asserted claims. There can consequently be no finding of infringement on first instance. Lufthansa has appealed this judgment. The appeal hearing took place on December 8, 2022, and on February 24, 2023, the Paris Court of Appeal upheld the first instance judgment in favor of AES. On March 20, 2023, Lufthansa lodged an appeal before the French Supreme Court. The merits of this French Supreme Court challenge remain to be filed and assessed. As loss exposure is not probable and estimable at this time, the Company has not recorded any liability with respect to the French matter as of July 1, 2023 or December 31, 2022.
There were no other significant developments in any of these matters during the six months ended July 1, 2023.
A liability for reimbursement of Lufthansa’s legal expenses associated with the UK matter was approximately $0.7 million at December 31, 2022 and $0.8 million at July 1, 2023 which is expected to be paid within the next twelve months and, as such, is classified in Accrued Expenses and Other Current Liabilities in the accompanying Consolidated Condensed Balance Sheet as of July 1, 2023.
Other
On March 23, 2020, Teradyne, Inc. filed a complaint against the Company and its subsidiary, Astronics Test Systems (“ATS”) (together, “the Defendants”) in the United States District Court for the Central District of California alleging patent infringement of its digital instruments providing over-voltage detection and protection and copyright infringement of test equipment software, specifically emulating software using Teradyne’s declarations, and certain other related claims. The Defendants moved to dismiss certain claims from the case. On November 6, 2020, the Court dismissed the Company from the case, and also dismissed a number of claims, though the patent and copyright infringement claims remained. The case proceeded to discovery. In addition, on December 21, 2020, ATS filed a petition for inter partes review (“IPR”) with the US Patent Trial and Appeal Board (“PTAB”), seeking to invalidate the subject patent, and on July 21, 2021, the PTAB instituted IPR. ATS requested and, on August 26, 2021, the District Court granted, a stay of litigation during the IPR proceeding. Oral arguments on the IPR were held on April 21, 2022. The PTAB issued its decision on July 20, 2022, in which it invalidated all of Teradyne’s patent claims. Teradyne will not appeal the decision. The stay of litigation was lifted with respect to the remaining claims in August 2022. Discovery has been completed. On June 5, 2023, the parties attended a court-ordered mediation, but did not reach a settlement. After the mediation, Teradyne dropped its remaining state law claims, leaving only its copyright claim. The parties are currently engaged in summary judgment briefing with a hearing on the motions scheduled for September 14, 2023. If the case is not disposed of on summary judgment, a trial will be held. Trial is currently scheduled for December 5, 2023. No amounts have been accrued for this matter in the July 1, 2023 or December 31, 2022 financial statements, as loss exposure was neither probable nor estimable at such times.
Other than these proceedings, we are not party to any significant pending legal proceedings that management believes will result in a material adverse effect on our financial condition or results of operations.

16) Segment Information
Below are the sales and operating profit (loss) by segment for the three and six months ended July 1, 2023 and July 2, 2022 and a reconciliation of segment operating profit (loss) to loss before income taxes. Operating profit (loss) is net sales less cost of products sold and other operating expenses excluding interest and corporate expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment.

	Six Months Ended		Three Months Ended
(In thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Sales:
Aerospace	$294,101	$210,694	$158,386	$109,300
Less Inter-segment Sales	(122)	(10)	(4)	(10)
Total Aerospace Sales	293,979	210,684	158,382	109,290
Test Systems	37,013	34,638	16,072	19,840
Less Inter-segment Sales	—	(19)	—	(3)
Total Test Systems Sales	37,013	34,619	16,072	19,837
Total Consolidated Sales	$330,992	$245,303	$174,454	$129,127
Segment Measure of Operating Profit (Loss) and Margins
Aerospace	$17,806	$(226)	$13,719	$(3,276)
	6.1%	(0.1)%	8.7%	(3.0)%
Test Systems	(6,740)	(1,813)	(6,143)	(26)
	(18.2)%	(5.2)%	(38.2)%	(0.1)%
Total Segment Measure of Operating Profit (Loss)	11,066	(2,039)	7,576	(3,302)
	3.3%	(0.8)%	4.3%	(2.6)%
Deductions from Segment Measure of Operating Profit (Loss):
Net Gain on Sale of Business	(3,427)	(11,284)	—	—
Interest Expense, Net of Interest Income	11,390	3,293	5,920	1,662
Corporate Expenses and Other	10,130	11,277	5,558	5,385
Loss Before Income Taxes	$(7,027)	$(5,325)	$(3,902)	$(10,349)
During the six months ended July 1, 2023, $5.8 million was recognized in sales related to the reversal of a deferred revenue liability assumed with an acquisition and associated with a customer program within our Test Systems Segment which is no longer expected to occur, which also benefits operating loss for the period. Absent that benefit, Test Systems’ operating loss was $12.6 million. Corporate expenses and other for the six months ended July 1, 2023 includes income of $1.8 million associated with the reversal of a liability related to an equity investment, as we will no longer be required to make the associated payment. This amount is included in Other Income, Net of Other Expense in the Consolidated Condensed Statement of Operations. In the six months ended July 2, 2022, $6.0 million of the AMJP grant was recognized as an offset to the cost of products sold in the Aerospace segment.
Total Assets:

(In thousands)	July 1, 2023	December 31, 2022
Aerospace	$520,564	$481,416
Test Systems	119,440	111,513
Corporate	13,584	22,102
Total Assets	$653,588	$615,031
17) Fair Value
There were no financial assets or liabilities carried at fair value measured on a recurring basis at July 1, 2023 or December 31, 2022.

There were no non-recurring fair value measurements performed in the six months ended July 1, 2023 and July 2, 2022.
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
Important factors affecting our growth and profitability are the ongoing impacts of the COVID-19 pandemic and the timing and extent of recovery (as discussed more fully below), supply chain and labor market pressures, the rate at which new aircraft are produced, government funding and timing of awards of military programs, our ability to have our products designed into new aircraft and the rates at which aircraft owners, including commercial airlines, refurbish or install upgrades to their aircraft. New aircraft build rates and aircraft owners spending on upgrades and refurbishments is cyclical and dependent on the strength of the global economy. Once one of our products is designed into a new aircraft, the spare parts business is also frequently retained by the Company. Future growth and profitability of the Test Systems business is dependent on developing and procuring new and follow-on business. The nature of our Test Systems business is such that it pursues large, often multi-year, projects. There can be significant periods of time between orders in this business which may result in large fluctuations of sales and profit levels and backlog from period to period. Test Systems segment customers include the USDOD, prime contractors to the USDOD, mass transit operators and prime contractors to mass transit operators.
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

Our ABL Revolving Credit Facility and Term Loan Facility each subject us to various financial and other affirmative and negative covenants with which we must comply on an ongoing or periodic basis. These include financial covenants pertaining to minimum trailing four quarter EBITDA requirements, minimum liquidity requirements and minimum fixed charge coverage ratio requirements, and excess cash flow repayment provisions. An unexpected decline in our revenues or operating income, including occurring as a result of events beyond our control, could cause us to violate our financial covenants. During 2023, given the ongoing challenges faced in our business as described herein, including as a result of the COVID-19 pandemic and its continued impact on the aerospace industry and supply chain disruptions, our ability to satisfy the already tight financial covenants in our ABL Revolving Credit Facility and Term Loan Facility is expected to be challenging and is an item that our management team will be closely monitoring throughout the year. While the Company expects to remain in compliance with the required financial covenants for the duration of the agreements, any unexpected negative impacts to our business, including as a result of additional supply chain pressures, the timing of customer orders and our ability to meet customer delivery schedules, or labor availability and cost pressures, could result in lower revenues and reduced financial profits, and, as a result thereof, our inability to satisfy the financial covenants in our ABL Revolving Credit Facility and Term Loan Facility during 2023.
In September 2021 the Company was awarded a grant of up to $14.7 million from the U.S. Department of Transportation (“USDOT”) under the Aviation Manufacturing Jobs Protection Program (“AMJP”). The Company received $5.2 million in the first quarter of 2022. The grant benefit was recognized ratably over the six-month performance period as a reduction to cost of products sold in proportion to the compensation expense that the award was intended to defray. During the six months ended July 2, 2022, the Company recognized $6.0 million of the award.
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
CONSOLIDATED RESULTS OF OPERATIONS

	Six Months Ended		Three Months Ended
($ in thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Sales	$330,992	$245,303	$174,454	$129,127
Gross Profit (sales less cost of products sold)	$60,205	$35,642	$32,695	$15,709
Gross Margin	18.2%	14.5%	18.7%	12.2%
Selling, General and Administrative Expenses	$60,179	$48,205	$30,299	$24,105
SG&A Expenses as a Percentage of Sales	18.2%	19.7%	17.4%	18.7%
Net Gain on Sale of Business	$(3,427)	$(11,284)	$—	$—
Interest Expense, Net	$11,390	$3,293	$5,920	$1,662
Effective Tax Rate	(133.6)%	(165.0)%	(207.5)%	(6.4)%
Net Loss	$(16,414)	$(14,111)	$(11,999)	$(11,010)
A discussion by segment can be found at “Segment Results of Operations” in this MD&A.
CONSOLIDATED SECOND QUARTER RESULTS
Consolidated sales were up $45.3 million, or 35.1%, from the second quarter of 2022, and up 11.4% sequentially. Aerospace sales increased $49.1 million over the comparator quarter, or 44.9%, driven by higher sales to the commercial transport market. Test Systems sales decreased $3.8 million on lower defense revenue.

Consolidated cost of products sold in the second quarter of 2023 was $141.8 million, compared with $113.4 million in the prior-year period. The increase was primarily due to higher volume and higher material and labor costs.
Selling, general and administrative (“SG&A”) expenses were $30.3 million in the second quarter of 2023 compared with $24.1 million in the prior-year period. The current period was impacted by increased wages and benefits and litigation-related legal expenses of $4.9 million partially offset by a reduction in legal reserves of $1.3 million.
Interest expense was $5.9 million in the current period, compared with $1.7 million in the prior-year period, primarily driven by higher interest rates on the Company’s new credit facilities. Interest expense includes approximately $0.7 million of non-cash amortization of capitalized financing-related fees.
Income tax expense was $8.1 million in the current period, primarily due to a valuation allowance applied against the deferred tax asset associated with research and development costs that are required to be capitalized for tax purposes.
Consolidated net loss was $12.0 million, or $0.37 per diluted share, compared with net loss of $11.0 million, or $0.34 per diluted share, in the prior year.
Bookings were $207.1 million in the quarter resulting in a book-to-bill ratio of 1.19:1. The quarter closed with a record backlog of $611.1 million.
CONSOLIDATED YEAR-TO-DATE RESULTS
Consolidated sales were up $85.7 million, or 34.9%, from the first half of 2022. Aerospace sales increased $83.3 million, or 39.5%, driven by higher sales to the commercial transport market. Test Systems sales increased $2.4 million, due primarily to the reversal of a $5.8 million deferred revenue liability assumed with an acquisition and associated with a customer program which is no longer expected to occur, partially offset by lower defense revenue.
Consolidated cost of products sold in the first half of 2023 was $270.8 million, compared with $209.7 million in the prior-year period. The increase was primarily due to higher volume and higher material and labor costs. The prior-year period benefited the AMJP Program grant which provided a $6.0 million offset to cost of products sold.
SG&A expenses were $60.2 million in the first half of 2023 compared with $48.2 million in the prior-year period primarily due to increased wages and benefits and an increase of $7.3 million in litigation-related legal expenses partially offset by a reduction of legal reserves of $1.3 million.
In the current year period, the Company recognized a final earnout of $3.4 million for the 2019 sale of its semiconductor test business, compared with $11.3 million recognized in the prior-year period. Other income in the first half of 2023 included $1.8 million associated with the reversal of a liability related to an equity investment.
Interest expense was $11.4 million in the current period, compared with $3.3 million in the prior-year period, primarily driven by higher interest rates on the Company’s new credit facilities. Interest expense includes approximately $1.4 million of non-cash amortization of capitalized financing-related fees.
Income tax expense was $9.4 million in the current period, primarily due to a valuation allowance applied against the deferred tax asset associated with research and development costs that are required to be capitalized for tax purposes.
Consolidated net loss was $16.4 million, or $0.50 per diluted share, compared with net loss of $14.1 million, or $0.44 per diluted share, in the prior year.
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

SEGMENT RESULTS OF OPERATIONS
Operating profit (loss), as presented below, is sales less cost of products sold and other operating expenses, excluding interest expense, other corporate expenses and other non-operating sales and expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment. Operating profit (loss) is reconciled to loss before income taxes in Note 16 of the Notes to Consolidated Condensed Financial Statements included in this report.
AEROSPACE SEGMENT

	Six Months Ended		Three Months Ended
($ in thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Sales	$294,101	$210,694	$158,386	$109,300
Less Inter-segment Sales	(122)	(10)	(4)	(10)
Total Aerospace Sales	$293,979	$210,684	$158,382	$109,290
Operating Profit (Loss)	$17,806	$(226)	$13,719	$(3,276)
Operating Margin	6.1%	(0.1)%	8.7%	(3.0)%

Aerospace Sales by Market
(In thousands)
Commercial Transport	$206,292	$133,332	$112,079	$69,243
Military Aircraft	27,648	28,873	13,584	13,897
General Aviation	44,463	33,997	25,015	18,130
Other	15,576	14,482	7,704	8,020
	$293,979	$210,684	$158,382	$109,290
Aerospace Sales by Product Line
(In thousands)
Electrical Power & Motion	$121,400	$86,602	$67,946	$42,135
Lighting & Safety	78,471	60,599	41,918	31,388
Avionics	60,664	43,281	30,923	24,406
Systems Certification	13,297	2,671	7,620	1,669
Structures	4,571	3,049	2,271	1,672
Other	15,576	14,482	7,704	8,020
	$293,979	$210,684	$158,382	$109,290

(In thousands)	July 1, 2023	December 31, 2022
Total Assets	$520,564	$481,416
Backlog	$522,577	$477,660
AEROSPACE SECOND QUARTER RESULTS
Aerospace segment sales increased $49.1 million, or 44.9%, to $158.4 million, and up 16.8% sequentially. The increase was driven by a 61.9% increase, or $42.8 million, in commercial transport sales. Sales to this market were $112.1 million, or 64.3% of consolidated sales in the quarter, compared with $69.2 million, or 53.6% of consolidated sales in the second quarter of 2022. Improving global airline travel driving higher fleet utilization and increased production rates resulted in increased demand.
General Aviation sales increased $6.9 million, or 38.0%, to $25.0 million.
Aerospace segment operating profit improved to $13.7 million, or 8.7% of sales, compared with operating loss of $3.3 million in the same period last year. The improved operating profit was driven by higher volume primarily in the commercial transport market.
Aerospace bookings in the second quarter were $188.8 million, for a book-to-bill ratio of 1.19:1. Backlog for the Aerospace segment was a record $522.6 million at quarter end.

AEROSPACE YEAR-TO-DATE RESULTS
Aerospace segment sales increased $83.3 million, or 39.5%, to $294.0 million driven by a 54.7%, or $73.0 million increase in commercial transport sales. Sales to this market were $206.3 million, or 62.3% of consolidated sales in the first half of 2023, compared with $133.3 million, or 54.3% of consolidated sales in the same period of 2022. Improving global airline travel driving higher fleet utilization and increased production rates resulted in increased demand.
General Aviation sales increased $10.5 million, or 30.8%, to $44.5 million.
Aerospace segment operating profit improved to $17.8 million compared with operating loss of $0.2 million in the same period last year, which included an AMJP grant offset to cost of sales of $6.0 million. Absent the impact of the AMJP grant on the first half of last year, aerospace operating profit improved $24.0 million on a sales increase of $83.3 million. The improvement in operating profit was driven by higher volume primarily in the commercial transport market, partially offset by the effects of material and labor inflation.
TEST SYSTEMS SEGMENT

	Six Months Ended		Three Months Ended
($ in thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Sales	$37,013	$34,638	$16,072	$19,840
Less Inter-segment Sales	—	(19)	—	(3)
Total Test Systems Sales	$37,013	$34,619	$16,072	$19,837
Operating Loss	$(6,740)	$(1,813)	$(6,143)	$(26)
Operating Margin	(18.2)%	(5.2)%	(38.2)%	(0.1)%
All Test Systems sales are to the Government and Defense Market.

(In thousands)	July 1, 2023	December 31, 2022
Total Assets	$119,440	$111,513
Backlog	$88,499	$93,696
TEST SYSTEMS SECOND QUARTER RESULTS
Test Systems segment sales were $16.1 million, down $3.8 million primarily as a result of lower defense revenue.
Test Systems segment operating loss was $6.1 million compared with nearly break-even in the second quarter of 2022. Test Systems operating loss for the current period was negatively affected by mix, under absorption of fixed costs due to volume and $2.2 million in increased litigation-related legal expenses.
In April 2023 the Test Systems segment implemented restructuring initiatives to align the workforce and management structure with near-term revenue expectations and operational needs. These initiatives are expected to provide savings of $4 million to $5 million annually, beginning with the third quarter.
Bookings for the Test Systems segment in the quarter were $18.3 million and included the initial $9.6 million production order for the Handheld Radio Test Sets Program for the U.S. Marine Corps. Book-to-bill ratio was 1.14:1 for the quarter. The Test Systems segment’s backlog at the end of the second quarter of 2023 was $88.5 million.
TEST SYSTEMS YEAR-TO-DATE RESULTS
Test Systems segment sales were $37.0 million, up $2.4 million compared with the prior-year period primarily as a result of a reversal of a $5.8 million deferred revenue liability recorded with a previous acquisition. Absent that item, Test Systems sales decreased $3.4 million.
Test Systems segment operating loss was $6.7 million compared with operating loss of $1.8 million in the first half of 2022. Absent the non-operating sales adjustment resulting from the reversal of the deferred revenue liability, Test Systems operating loss for the current period was $12.6 million and was negatively affected by mix, under absorption of fixed costs due to volume and $4.8 million in increased litigation-related legal expenses.

LIQUIDITY AND CAPITAL RESOURCES
Operating Activities:
Cash used for operating activities totaled $21.2 million for the first six months of 2023, as compared with $10.3 million cash used for operating activities during the same period in 2022. Cash flow from operating activities decreased compared with the same period of 2022 primarily related to increases in accounts receivable due to higher sales and increases in inventory to fulfill customer demand in upcoming quarters coupled with increased lead times on certain key components required inventory to be purchased further in advance. In contrast, operating cash flows in the first six months of 2022 benefited from the receipt of income tax refunds and AMJP grant proceeds.
Investing Activities:
Cash used for investing activities was $0.4 million for the first six months of 2023 compared with $19.5 million in cash provided by investing activities in the same period of 2022. Investing cash flows in 2022 were positively impacted by the receipt of $10.7 million and $11.3 million related to the calendar 2020 and 2021 earnouts, respectively, from the sale of the semiconductor business compared to $3.4 million received in the current year related to the calendar 2022 earnout. The Company expects capital spending in 2023 to be in the range of $7 million and $12 million.
Financing Activities:
Cash provided by financing activities totaled $11.9 million for the first six months of 2023, as compared with cash used for financing activities of $27.7 million during the same period in 2022. The Company had net proceeds on our credit facilities of $19.0 million in the first six months of 2023 compared with net repayments of $27.0 million in the same period in 2022. During the current year period, the Company also paid $6.4 million in debt issuance costs associated with the January 2023 refinancing. Additional debt issuance costs of $1.1 million will be paid in the future, largely comprised of the remaining Term Loan commitment fee, which is discussed further below.
The Company's long-term debt at December 31, 2022 consisted of borrowings under its Fifth Amended and Restated Credit Agreement (the “Agreement”). The maturity date of the loans under the Agreement was November 30, 2023. At December 31, 2022, there was $164.0 million outstanding on the Agreement and there remained $6.0 million available.
The Company amended the Agreement on January 19, 2023 by entering into the Sixth Amended and Restated Credit Agreement (the “ABL Revolving Credit Facility”). The ABL Revolving Credit Facility set the maximum aggregate amount that the Company can borrow under the revolving credit line at $115 million, with borrowings subject to a borrowing base determined primarily by certain domestic inventory and accounts receivable. The maturity date of borrowings under the ABL Revolving Credit Facility is January 19, 2026. Under the terms of the ABL Revolving Credit Facility, the Company pays interest on the unpaid principal amount of the facility at a rate equal to SOFR (which is required to be at least 1.00%) plus 2.25% to 2.75%. The Company will pay a quarterly commitment fee under the ABL Revolving Credit Facility in an amount equal to 0.25% or 0.375% based on the Company’s average excess availability.
On June 28, 2023, the Company amended the ABL Revolving Credit Facility, temporarily increasing the maximum aggregate amount that the Company can borrow under the revolving credit line by $5 million from $115 million to $120 million until October 31, 2023, at which time the limit returns to $115 million. Under the provisions of the ABL Revolving Credit Facility, the Company has a cash dominion arrangement with the lead banking institution whereby eligible daily cash receipts are contractually utilized to pay down outstanding borrowings. Eligible cash receipts that have not yet been applied to outstanding debt balance are classified as restricted cash in the accompanying consolidated balance sheets. The Company is also required to maintain minimum liquidity of $20 million through the date of delivery of the compliance certificate for the quarter ended March 31, 2024, and $10 million thereafter. At July 1, 2023, there was $93.7 million outstanding on the ABL Revolving Credit Facility and there remained $26.3 million available.
The Company also entered into a $90 million asset-based credit agreement (the “Term Loan Facility”) on January 19, 2023. The Term Loan Facility is secured primarily by fixed assets, real estate and intellectual property. The maturity date of the Term Loan Facility is the earlier of the stated maturity date of the ABL Revolving Credit Facility or January 19, 2027, provided the ABL Revolving Credit Facility is extended beyond that date. The Company pays interest under the Term Loan Facility at a rate equal to SOFR (which is required to be at least 2.50%) plus 8.75%. The Company will pay a commitment fee under the Term Loan Facility of 5% of the total aggregate commitment, or $4.5 million, $1.8 million which was paid on the closing date, $1.8 million which was paid on June 20, 2023. The remaining $0.9 million is due within the next twelve months and is classified in the accompanying Consolidated Condensed Balance Sheet within current maturities of long-term debt.

Amortization of the principal under the Term Loan Facility began in April with a monthly amortization rate of 0.292% of the outstanding term loan principal balance for the period April 1, 2023 through June 1, 2023, increasing to 0.542% per month for the period July 1, 2023 through September 1, 2023 then increasing to 0.833% thereafter. Total scheduled principal payments of approximately $9.0 million are payable over the next twelve months and as such, have been classified as current in the accompanying Consolidated Condensed Balance Sheet as of July 1, 2023. The weighted-average interest rate on current maturities of long-debt is 13.1%. The remaining balance of $80.3 million at July 1, 2023 is recorded as long-term in the accompanying Consolidated Condensed Balance Sheet.
Pursuant to the ABL Revolving Credit Facility and the Term Loan Facility, the Company is required to comply with a minimum trailing four quarter EBITDA of $23.3 million in the second quarter, $39.2 million in the third quarter, $51.7 million in the fourth quarter, $57.6 million in the first quarter of 2024, $65.2 million in the second quarter of 2024 and $70 million thereafter. In addition, mandatory prepayment of a portion of excess cash flow, as defined by the Term Loan Facility, is payable towards the principal amount outstanding on an annual basis. Any voluntary prepayments made are subject to a prepayment fee, as defined by the Term Loan Facility. Beginning with the first quarter of 2024, the Company is subject to a minimum fixed charge coverage ratio of 1.10 to 1.00. Further, the Company is subject to restrictions on additional indebtedness, share repurchases and dividend payments, and a limitation on capital expenditures. The Company is in compliance with all covenant requirements as of July 1, 2023.
The Company incurred $9.0 million in incremental debt issuance costs related to the new facilities, allocated between the ABL Revolving Credit Facility and the Term Loan Facility. All costs are amortized to interest expense over the term of the respective agreement. Unamortized deferred debt issuance costs associated with the ABL Revolving Credit Facility ($2.4 million as of July 1, 2023) are recorded within other assets and those associated with the Term Loan Facility ($5.3 million as of July 1, 2023) are recorded as a reduction of the carrying value of the debt on the Consolidated Condensed Balance Sheet.
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
Cash on hand at the end of the quarter was $4.3 million. Net debt was $178.7 million, compared with $150.2 million at the end of 2022.
The Company expects its sales growth and reductions in working capital will provide sufficient cash flows to fund operations. However, the Company may also evaluate various actions and alternatives to enhance its profitability and cash generation from operating activities, which could include manufacturing efficiency initiatives, cost-reduction measures, working with vendors and suppliers to reduce lead times and expedite shipment of critical components, and working with customers or other institutions to expedite receivable collections.
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
On June 5, 2023, the Company filed a shelf registration statement with the SEC, which allows us to issue shares of common stock, preferred stock, warrants, subscription rights, purchase contracts and debt securities in one or more offerings up to an aggregate offering price of $150 million and on terms to be determined at the time of the offering. During the three months ended July 1, 2023, we did not issue any securities pursuant to this registration statement, and $150 million remained available for future sales. Astronics currently expects that the net proceeds of any such future offerings of securities pursuant to the shelf registration statement would be used for general corporate purposes, including, without limitation, organic strategic initiatives and reducing debt as well as general working capital needs.
OFF BALANCE SHEET ARRANGEMENTS
We do not have any material off balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

BACKLOG
The Company’s backlog at July 1, 2023 was $611.1 million compared with $571.4 million at December 31, 2022 and $494.4 million at July 2, 2022.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Our contractual obligations and commitments have not changed materially from the disclosures in our 2022 Annual Report on Form 10-K.
MARKET RISK
Risk due to fluctuation in interest rates is a function of the Company’s floating rate debt obligations, which total approximately $183.0 million at July 1, 2023. A change of 1% in interest rates of all variable rate debt would impact annual net loss by approximately $1.8 million, before income taxes.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The disclosure under the heading “Market Risk” in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above is incorporated by reference into this Item 3.

Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer (its principal executive officer) and Chief Financial Officer (its principal financial officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 1, 2023. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 1, 2023.
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
Item 1a. Risk Factors
In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or results of operations. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations. There have been no material changes to the Risk Factors except as set forth below:
We are subject to extensive regulation and audit by the Defense Contract Audit Agency. The accuracy and appropriateness of certain costs and expenses used to substantiate our direct and indirect costs for the U.S. Government contracts are subject to extensive regulation and audit by the Defense Contract Audit Agency, an arm of the USDOD. Such audits and reviews could result in adjustments to our contract costs and profitability. However, we cannot ensure the outcome of any future audits and adjustments may be required to reduce net sales or profits upon completion and final negotiation of audits. If any audit or review were to uncover inaccurate costs or improper activities, we could be subject to penalties and sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from conducting future business with the U.S. Government. Any such outcome could have a material adverse effect on our financial results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our purchases of our common stock for the three months ended July 1, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (1)
April 1, 2023 - April 29, 2023	—	$—	—	$41,483,815
April 30, 2023 - May 27, 2023	—	$—	—	$41,483,815
May 28, 2023 - July 1, 2023	—	$—	—	$41,483,815
(1) On September 17, 2019, the Company’s Board of Directors authorized an additional repurchase of up to $50 million. Approximately 310,000 shares were repurchased at a cost of $8.5 million before the 10b5-1 plan associated with the share repurchase program was terminated on February 3, 2020.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Securities Trading Plans of Directors and Officers
During the three months ended July 1, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit 3.1	Certificate of Amendment of the Certificate of Incorporation of Astronics Corporation, dated May 23, 2023 (incorporated by reference to the Company's Current Report on Form 8-K dated May 24, 2023)

Exhibit 10.1	First Amendment to Sixth Amended and Restated Credit Agreement dated as of June 28, 2023, by and among Astronics Corporation, the other borrowers and guarantors signatory thereto, HSBC Bank USA, National Association, as Agent and Co-Collateral Agent, Wells Fargo Bank, N.A., as Co-Collateral Agent, and the lenders signatory thereto (incorporated by reference to the Company's Current Report on Form 8-K dated June 28, 2023)

Exhibit 31.1	Section 302 Certification - Chief Executive Officer

Exhibit 31.2	Section 302 Certification - Chief Financial Officer

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.1*	Instance Document

Exhibit 101.2*	Schema Document

Exhibit 101.3*	Calculation Linkbase Document

Exhibit 101.4*	Labels Linkbase Document

Exhibit 101.5*	Presentation Linkbase Document

Exhibit 101.6*	Definition Linkbase Document

*	Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRONICS CORPORATION
(Registrant)
Date:	August 7, 2023	By:	/s/ David C. Burney
David C. Burney Executive Vice President and Chief Financial Officer (Principal Financial Officer)