Form 10-Q
period 2023-09-30
ASTRONICS CORP
filed 2023-11-09
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, an “accelerated filer”, a “non-accelerated filer”, a “smaller reporting company” and an “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒	Emerging growth company	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a)
of the Exchange Act. ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 3, 2023, 33,940,478 shares of common stock were outstanding consisting of 27,948,897 shares of common stock ($.01 par value) and 5,991,581 shares of Class B common stock ($.01 par value).

Part I – Financial Information
Item 1. Financial Statements
ASTRONICS CORPORATION
Consolidated Condensed Balance Sheets
September 30, 2023 with Comparative Figures for December 31, 2022
(Unaudited)
(In thousands)

	September 30, 2023	December 31, 2022

Current Assets:
Cash and Cash Equivalents	$3,981	$13,778
Restricted Cash	3,670	—
Accounts Receivable, Net of Allowance for Estimated Credit Losses	152,961	147,790
Inventories	203,900	187,983
Prepaid Expenses and Other Current Assets	16,714	15,743
Total Current Assets	381,226	365,294
Property, Plant and Equipment, Net of Accumulated Depreciation	86,742	90,658
Operating Right-of-Use Assets	28,137	13,028
Other Assets	7,915	8,605
Intangible Assets, Net of Accumulated Amortization	68,682	79,277
Goodwill	58,169	58,169
Total Assets	$630,871	$615,031
Current Liabilities:
Current Maturities of Long-term Debt	$8,996	$4,500
Accounts Payable	69,561	64,193
Current Operating Lease Liabilities	4,598	4,441
Accrued Expenses and Other Current Liabilities	48,941	45,911
Customer Advance Payments and Deferred Revenue	26,127	32,567
Total Current Liabilities	158,223	151,612
Long-term Debt	160,000	159,500
Long-term Operating Lease Liabilities	25,025	9,942
Other Liabilities	55,216	54,057
Total Liabilities	398,464	375,111
Shareholders’ Equity:
Common Stock	368	354
Accumulated Other Comprehensive Loss	(9,086)	(9,526)
Other Shareholders’ Equity	241,125	249,092
Total Shareholders’ Equity	232,407	239,920
Total Liabilities and Shareholders’ Equity	$630,871	$615,031
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Operations
Three and Nine Months Ended September 30, 2023 With Comparative Figures for 2022
(Unaudited)
(In thousands, except per share data)

	Nine Months Ended		Three Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Sales	$493,914	$376,741	$162,922	$131,438
Cost of Products Sold	413,091	326,711	142,304	117,050
Gross Profit	80,823	50,030	20,618	14,388
Selling, General and Administrative Expenses	95,276	76,907	35,097	28,702
Loss from Operations	(14,453)	(26,877)	(14,479)	(14,314)
Net Gain on Sale of Business	(3,427)	(11,284)	—	—
Other (Income) Expense, Net of Other Expense (Income)	(562)	1,180	348	427
Interest Expense, Net of Interest Income	17,381	5,812	5,991	2,519
Loss Before Income Taxes	(27,845)	(22,585)	(20,818)	(17,260)
Provision for (Benefit from) Income Taxes	5,552	6,383	(3,835)	(2,403)
Net Loss	$(33,397)	$(28,968)	$(16,983)	$(14,857)
Loss Per Share:
Basic	$(1.02)	$(0.90)	$(0.51)	$(0.46)
Diluted	$(1.02)	$(0.90)	$(0.51)	$(0.46)
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Comprehensive Loss
Three and Nine Months Ended September 30, 2023 With Comparative Figures for 2022
(Unaudited)
(In thousands)

	Nine Months Ended		Three Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net Loss	$(33,397)	$(28,968)	$(16,983)	$(14,857)
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(117)	(3,241)	(828)	(1,674)
Retirement Liability Adjustment – Net of Tax	557	1,046	185	348
Total Other Comprehensive Income (Loss)	440	(2,195)	(643)	(1,326)
Comprehensive Loss	$(32,957)	$(31,163)	$(17,626)	$(16,183)
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Cash Flows
Nine Months Ended September 30, 2023 With Comparative Figures for 2022

	Nine Months Ended
(Unaudited, In thousands)	September 30, 2023	October 1, 2022
Cash Flows from Operating Activities:
Net Loss	$(33,397)	$(28,968)
Adjustments to Reconcile Net Loss to Cash Flows from Operating Activities:
Depreciation and Amortization	19,758	20,905
Amortization of Deferred Financing Fees	2,148	—
Provisions for Non-Cash Losses on Inventory and Receivables	13,713	1,033
Equity-based Compensation Expense	5,603	5,178
Operating Lease Non-Cash Expense	3,816	4,568
Non-Cash Accrued 401K Contribution	3,773	3,300
Net Gain on Sale of Business, Before Taxes	(3,427)	(11,284)
Non-Cash Litigation Provision Adjustment	(1,305)	2,000
Non-Cash Deferred Liability Recovery	(5,824)	—
Other	911	2,997
Changes in Operating Assets and Liabilities Providing (Using) Cash:
Accounts Receivable	(12,980)	(28,196)
Inventories	(24,024)	(35,444)
Accounts Payable	4,033	17,595
Accrued Expenses	5,111	935
Customer Advance Payments and Deferred Revenue	(562)	1,990
Income Taxes	3,443	14,583
Operating Lease Liabilities	(3,660)	(5,715)
Supplemental Retirement Plan Liabilities	(304)	(306)
Other Assets and Liabilities	898	(4,312)
Net Cash Used by Operating Activities	(22,276)	(39,141)
Cash Flows from Investing Activities:
Proceeds from Sale of Business and Assets	3,427	21,981
Capital Expenditures	(6,037)	(4,283)
Net Cash (Used) Provided by Investing Activities	(2,610)	17,698
Cash Flows from Financing Activities:
Proceeds from Long-term Debt	135,732	109,625
Principal Payments on Long-term Debt	(125,984)	(113,625)
Stock Award Activity	2,480	104
Proceeds from At-the-Market Stock Sales	13,045	—
Finance Lease Principal Payments	(47)	(85)
Debt Acquisition Costs	(6,447)	(968)
Net Cash Provided (Used) by Financing Activities	18,779	(4,949)
Effect of Exchange Rates on Cash	(20)	(797)
Decrease in Cash and Cash Equivalents and Restricted Cash	(6,127)	(27,189)
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	13,778	29,757
Cash and Cash Equivalents and Restricted Cash at End of Period	$7,651	$2,568
Supplemental Disclosure of Cash Flow Information
Non-Cash Investing Activities: Capital Expenditures in Accounts Payable	$—	$1,392
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Shareholders’ Equity
Three and Nine Months Ended September 30, 2023 With Comparative Figures for 2022
(Unaudited)
(In thousands)

	Nine Months Ended		Three Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Common Stock
Beginning of Period	$291	$289	$295	$290
Issuance of Common Stock Through At-the-Market (“ATM”) Offering	8	—	8	—
Net Exercise of Stock Options, including ESPP	4	—	4	—
Net Issuance of Common Stock for Restricted Stock Units (“RSU’s”)	2	1	1	—
Class B Stock Converted to Common Stock	3	1	—	1
End of Period	308	291	308	291
Convertible Class B Stock
Beginning of Period	63	64	60	64
Class B Stock Converted to Common Stock	(3)	(1)	—	(1)
End of Period	60	63	60	63
Additional Paid in Capital
Beginning of Period	98,630	92,037	102,020	95,861
Issuance of Common Stock Through ATM Offering, Net of Offering Costs	13,611	—	13,611	—
Net Exercise of Stock Options, including ESPP, and Equity-based Compensation Expense	8,714	5,579	4,721	1,457
Tax Withholding Related to Issuance of RSU’s	(636)	(298)	(33)	—
End of Period	120,319	97,318	120,319	97,318
Accumulated Comprehensive Loss
Beginning of Period	(9,526)	(14,495)	(8,443)	(15,364)
Foreign Currency Translation Adjustments	(117)	(3,241)	(828)	(1,674)
Retirement Liability Adjustment – Net of Taxes	557	1,046	185	348
End of Period	(9,086)	(16,690)	(9,086)	(16,690)
Retained Earnings
Beginning of Period	240,360	287,225	221,698	266,338
Net Loss	(33,397)	(28,968)	(16,983)	(14,857)
Reissuance of Treasury Shares for 401K Contribution	(3,142)	(9,158)	(894)	(2,382)
End of Period	203,821	249,099	203,821	249,099
Treasury Stock
Beginning of Period	(89,898)	(108,516)	(85,229)	(96,513)
Shares Issued to Fund 401K Obligation	6,883	15,523	2,214	3,520
End of Period	(83,015)	(92,993)	(83,015)	(92,993)
Total Shareholders’ Equity	$232,407	$237,088	$232,407	$237,088
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Shareholders’ Equity, Continued
Three and Nine Months Ended September 30, 2023 With Comparative Figures for 2022
(Unaudited)
(In thousands)

	Nine Months Ended		Three Months Ended
(Shares)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Common Stock
Beginning of Period	29,122	28,911	29,478	29,047
Issuance of Common Stock Through ATM Offering	834	—	834	—
Net Issuance from Exercise of Stock Options, including ESPP	438	20	437	—
Net Issuance of Common Stock for RSU’s	145	105	55	57
Class B Stock Converted to Common Stock	305	74	40	6
End of Period	30,844	29,110	30,844	29,110
Convertible Class B Stock
Beginning of Period	6,314	6,375	6,049	6,331
Net Issuance from Exercise of Stock Options	—	24	—	—
Class B Stock Converted to Common Stock	(305)	(74)	(40)	(6)
End of Period	6,009	6,325	6,009	6,325
Treasury Stock
Beginning of Period	3,155	3,808	2,991	3,387
Shares Issued to Fund 401K Obligation	(242)	(545)	(78)	(124)
End of Period	2,913	3,263	2,913	3,263
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Notes to Consolidated Condensed Financial Statements
September 30, 2023
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
Operating Results
The results of operations for any interim period are not necessarily indicative of results for the full year. In addition, the COVID-19 pandemic and supply chain disruptions have increased the volatility we experience in our financial results in recent periods and this could continue in future interim and annual periods. Operating results for the nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
The balance sheet on December 31, 2022, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.
For further information, refer to the financial statements and footnotes included in Astronics Corporation’s 2022 annual report on Form 10-K.
Description of the Business
Astronics Corporation (“Astronics” or the “Company”) is a leading provider of advanced technologies to the global aerospace, defense, and electronics industries. Our products and services include advanced, high-performance electrical power generation, distribution and motion systems, lighting and safety systems, avionics products, systems and certification, aircraft structures, and automated test systems.
We have principal operations in the United States (“U.S.”), Canada, France, and England, as well as engineering offices in Ukraine and India.
On February 13, 2019, the Company completed a divestiture of its semiconductor test business within the Test Systems segment. The transaction included two elements of contingent earnouts. In March 2022, the Company agreed with the earnout calculation for the calendar 2021 earnout for $11.3 million. The Company recorded the gain and received the payment in the first quarter of 2022. In March 2023, the Company agreed with the final earnout calculation for the calendar 2022 earnout for $3.4 million. The Company recorded the gain and received the payment in the first quarter of 2023.
In April 2023, the Test Systems segment implemented restructuring initiatives to align the workforce and management structure with near-term revenue expectations and operational needs. The Company incurred $0.6 million in severance charges during the nine months ended September 30, 2023 recorded as selling, general and administrative expenses, of which $0.1 million remain unpaid as of September 30, 2023.
In November 2023, a non-core contract manufacturing customer reported within the Aerospace segment filed for bankruptcy under Chapter 11. As a result, the Company recorded a full reserve of $7.5 million for outstanding accounts receivable and $3.6 million for dedicated inventory. The reserves are non-cash in the current quarter and year to date, as the associated assets existed prior to 2023.
Impact of the COVID-19 Pandemic
On March 11, 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic. The spread of the COVID-19 pandemic disrupted businesses on a global scale, led to significant volatility in financial markets, and affected the aviation and industrial industries. The impacts of the pandemic continue to place labor and supply chain pressures on our business and we have been impacted by customer demand variability. Although we saw a stable and growing backlog during 2022 and into 2023 in our aerospace business, supply chain-related disruptions are ongoing and continue to adversely challenge our markets. While we remain bullish about the aerospace business, we believe the recovery to pre-pandemic activity, particularly in the widebody market, will take longer than originally anticipated at the outset of the pandemic. As economic activity continues to recover, we will continue to monitor the situation, assessing further possible implications on our operations, supply chain, liquidity, cash flow, and customer orders.
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

(In thousands)	September 30, 2023	October 1, 2022
Cash and Cash Equivalents	$3,981	$2,568
Restricted Cash	3,670	—
Total Cash and Restricted Cash Shown in Statements of Cash Flows	$7,651	$2,568
Trade Accounts Receivable and Contract Assets
The allowance for estimated credit losses is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as the age of the receivable balances, historical experience, credit quality, current economic conditions, and reasonable and supportable forecasts of future economic conditions that may affect a customer’s ability to pay. In November 2023, a non-core contract manufacturing customer filed for bankruptcy under Chapter 11, and as a result, an additional allowance for credit losses was recorded on outstanding receivables of $7.5 million in the three and nine months ended September 30, 2023.
The allowance for estimated credit losses balance was $9.2 million and $2.6 million at September 30, 2023 and December 31, 2022, respectively. The Company’s bad debt expense was $7.5 million and $7.7 million during the three and nine months ended September 30, 2023, and $0.3 million and $0.4 million during the three and nine months ended October 1, 2022. Total write-offs charged against the allowance were $0.4 million and $1.2 million in the three and nine months ended September 30, 2023, and insignificant in the three and nine months ended October 1, 2022. Total recoveries were insignificant in the three and nine months ended September 30, 2023 and October 1, 2022.
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
Research and Development Expenses
Research and development costs are expensed as incurred and include salaries, benefits, consulting, material costs, and depreciation. Research and development expenses amounted to $14.1 million and $12.0 million for the three months ended and $39.5 million and $36.8 million for the nine months ended September 30, 2023 and October 1, 2022, respectively. These costs are included in cost of products sold.
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
As of September 30, 2023 and October 1, 2022, the Company concluded that no indicators of impairment relating to intangible assets or goodwill existed and an interim test was not performed in the nine-month periods then ended.
Foreign Currency Translation
The aggregate foreign currency transaction gain or loss included in operations was insignificant for the three and nine months ended September 30, 2023 and October 1, 2022.
Newly Adopted Accounting Pronouncement
We consider the applicability and impact of all ASUs. Recent ASUs were assessed and determined to be either not applicable or had or are expected to have minimal impact on our financial statements and related disclosures.
2) Revenue
On September 30, 2023, we had $604.3 million of remaining performance obligations, which we refer to as total backlog. In conjunction with the customer bankruptcy discussed in Note 1, we have removed all outstanding backlog, approximately $19.9 million, related to such customer. We expect to recognize approximately $505.3 million of our remaining performance obligations as revenue over the next twelve months and the balance thereafter.
We recognized $9.3 million and $7.3 million during the three months ended and $22.1 million and $13.3 million during the nine months ended September 30, 2023 and October 1, 2022, respectively, in revenues that were included in the contract liability balance at the beginning of the period.
The Company's contract assets and contract liabilities consist primarily of costs and profits in excess of billings and billings in excess of cost and profits, respectively. The following table presents the beginning and ending balances of contract assets and contract liabilities during the nine months ended September 30, 2023:

(In thousands)	Contract Assets	Contract Liabilities
Beginning Balance, January 1, 2023	$27,349	$33,209
Ending Balance, September 30, 2023	$39,654	$27,029
The Company recognizes an asset for certain, material costs to fulfill a contract if it is determined that the costs relate directly to a contract or an anticipated contract that can be specifically identified, generate or enhance resources that will be used in satisfying performance obligations in the future, and are expected to be recovered. Such costs are amortized on a systematic basis that is consistent with the transfer to the customer of the goods to which the asset relates. Start-up costs are expensed as incurred. Capitalized fulfillment costs are included in Work in Progress within Inventories in the accompanying Consolidated Condensed Balance Sheets. Should future orders not materialize or it is determined the costs are no longer probable of recovery, the capitalized costs are written off. As of September 30, 2023 and December 31, 2022, the Company capitalized $4.2 million and $2.5 million of costs, respectively.

The following table presents our revenue disaggregated by Market Segments as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Aerospace Segment
Commercial Transport	$308,016	$211,721	$101,724	$78,389
Military Aircraft	44,335	41,336	16,687	12,463
General Aviation	60,656	48,748	16,193	14,751
Other	23,076	21,056	7,500	6,574
Aerospace Total	436,083	322,861	142,104	112,177

Test Systems Segment
Government & Defense	57,831	53,880	20,818	19,261
Test Systems Total	57,831	53,880	20,818	19,261

Total	$493,914	$376,741	$162,922	$131,438
The following table presents our revenue disaggregated by Product Lines as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Aerospace Segment
Electrical Power & Motion	$185,712	$132,757	$64,312	$46,155
Lighting & Safety	116,967	90,339	38,496	29,740
Avionics	83,011	67,453	22,347	24,172
Systems Certification	19,832	6,656	6,535	3,985
Structures	7,485	4,600	2,914	1,551
Other	23,076	21,056	7,500	6,574
Aerospace Total	436,083	322,861	142,104	112,177

Test Systems	57,831	53,880	20,818	19,261

Total	$493,914	$376,741	$162,922	$131,438
3) Inventories
Inventories consisted of the following:

(In thousands)	September 30, 2023	December 31, 2022
Finished Goods	$32,690	$30,703
Work in Progress	34,532	29,895
Raw Material	136,678	127,385
	$203,900	$187,983
As further described in Note 1, as a result of a non-core contract manufacturing customer declaring bankruptcy in November 2023, we recorded a $3.6 million reduction in inventory in the three and nine months ended September 30, 2023 to reflect the inventory carried for this customer at its net realizable value.

4) Property, Plant and Equipment
Property, Plant and Equipment consisted of the following:

(In thousands)	September 30, 2023	December 31, 2022
Land	$8,567	$8,578
Buildings and Improvements	71,255	73,744
Machinery and Equipment	125,578	123,071
Construction in Progress	6,013	6,415
	211,413	211,808
Less Accumulated Depreciation	124,671	121,150
	$86,742	$90,658
5) Intangible Assets
The following table summarizes acquired intangible assets as follows:

		September 30, 2023		December 31, 2022
(In thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	11 years	$2,146	$2,132	$2,146	$2,066
Non-compete Agreement	4 years	11,082	11,067	11,082	11,052
Trade Names	10 years	11,393	9,879	11,402	9,350
Completed and Unpatented Technology	9 years	47,840	38,010	47,855	34,877
Customer Relationships	15 years	142,107	84,798	142,133	77,996
Total Intangible Assets	12 years	$214,568	$145,886	$214,618	$135,341
All acquired intangible assets other than goodwill and one trade name are being amortized. Amortization expense for acquired intangibles is summarized as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Amortization Expense	$10,577	$11,254	$3,381	$3,728
Amortization expense for acquired intangible assets expected for 2023 and for each of the next five years is summarized as follows:

(In thousands)
2023	$13,893
2024	$12,856
2025	$10,935
2026	$9,533
2027	$7,825
2028	$7,037
6) Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the nine months ended September 30, 2023:

(In thousands)	December 31, 2022	Foreign Currency Translation	September 30, 2023
Aerospace	$36,534	$—	$36,534
Test Systems	21,635	—	21,635
	$58,169	$—	$58,169

7) Long-term Debt and Notes Payable
The Company's long-term debt on December 31, 2022, consisted of borrowings under its Fifth Amended and Restated Credit Agreement (the “Agreement”). The maturity date of the loans under the Agreement was November 30, 2023. On December 31, 2022, there was $164.0 million outstanding on the Agreement and there remained $6.0 million available.
The Company amended the Agreement on January 19, 2023, by entering into the Sixth Amended and Restated Credit Agreement (the “ABL Revolving Credit Facility”). The ABL Revolving Credit Facility set the maximum aggregate amount that the Company can borrow under the revolving credit line at $115 million, with borrowings subject to a borrowing base determined primarily by certain domestic inventory and accounts receivable. The maturity date of borrowings under the ABL Revolving Credit Facility is January 19, 2026. Under the terms of the ABL Revolving Credit Facility, the Company pays interest on the unpaid principal amount of the facility at a rate equal to SOFR (which is required to be at least 1.00%) plus 2.25% to 2.75%. The Company will pay a quarterly commitment fee under the ABL Revolving Credit Facility in an amount equal to 0.25% or 0.375% based on the Company’s average excess availability.
On June 28, 2023, the Company amended the ABL Revolving Credit Facility, temporarily increasing the maximum aggregate amount that the Company can borrow under the revolving credit line by $5 million from $115 million to $120 million until October 31, 2023, at which time the limit was to return to $115 million. On October 31, 2023, the Company executed a second amendment to the ABL Revolving Credit facility to extend the temporary limit of $120 million until January 31, 2024. Under the provisions of the ABL Revolving Credit Facility, the Company has a cash dominion arrangement with the lead banking institution whereby eligible daily cash receipts are contractually utilized to pay down outstanding borrowings. Eligible cash receipts that have not yet been applied to outstanding debt balances are classified as restricted cash in the accompanying consolidated balance sheets. The Company is also required to maintain minimum liquidity of $20 million through the date of delivery of the compliance certificate for the quarter ended March 31, 2024, and $10 million thereafter. On September 30, 2023, there was $86.0 million outstanding on the ABL Revolving Credit Facility and there remained $33.7 million available, net of outstanding letters of credit.
The Company also entered into a $90 million asset-based credit agreement (the “Term Loan Facility”) on January 19, 2023. The Term Loan Facility is secured primarily by fixed assets, real estate, and intellectual property. The maturity date of the Term Loan Facility is the earlier of the stated maturity date of the ABL Revolving Credit Facility or January 19, 2027, provided the ABL Revolving Credit Facility is extended beyond that date. The Company pays interest under the Term Loan Facility at a rate equal to SOFR (which is required to be at least 2.50%) plus 8.75%. The Company will pay a commitment fee under the Term Loan Facility of 5% of the total aggregate commitment, or $4.5 million, $1.8 million which was paid on the closing date, $1.8 million which was paid on June 20, 2023, and $0.9 million of which will be paid in the second quarter of 2024.
Amortization of the principal under the Term Loan Facility began in April with a monthly amortization rate of 0.292% of the outstanding term loan principal balance for the period April 1, 2023 through June 1, 2023, increased to 0.542% per month for the period July 1, 2023 through September 1, 2023, and increased to 0.833% thereafter. Total scheduled principal payments of approximately $9.0 million are payable over the next twelve months and as such, have been classified as current in the accompanying Consolidated Condensed Balance Sheet as of September 30, 2023. The weighted-average interest rate on current maturities of long-debt is 14.1%. The remaining balance of $78.8 million on September 30, 2023, is recorded as long-term in the accompanying Consolidated Condensed Balance Sheet.
Pursuant to the ABL Revolving Credit Facility and the Term Loan Facility, the Company is required to comply with a minimum trailing four-quarter EBITDA of $23.3 million in the second quarter, $39.2 million in the third quarter, $51.7 million in the fourth quarter, $57.6 million in the first quarter of 2024, $65.2 million in the second quarter of 2024 and $70 million thereafter. The non-cash accounts receivable reserve recorded in the quarter was not required to be included in the calculation of EBITDA pursuant to our ABL Revolving Credit Facility and the Term Loan Facility. In addition, mandatory prepayment of a portion of excess cash flow, as defined by the Term Loan Facility, is payable towards the principal amount outstanding on an annual basis. Any voluntary prepayments made are subject to a prepayment fee, as defined by the Term Loan Facility. Beginning with the first quarter of 2024, the Company is subject to a minimum fixed charge coverage ratio of 1.10 to 1.00. Further, the Company is subject to restrictions on additional indebtedness, share repurchases and dividend payments, and a limitation on capital expenditures. The Company is in compliance with all covenant requirements as of September 30, 2023.
The Company incurred $8.6 million in incremental debt issuance costs related to the new facilities, allocated between the ABL Revolving Credit Facility and the Term Loan Facility. All costs are amortized to interest expense over the term of the respective agreement. Unamortized deferred debt issuance costs associated with the ABL Revolving Credit Facility ($2.2 million as of September 30, 2023) are recorded within other assets and those associated with the Term Loan Facility ($4.8 million as of September 30, 2023) are recorded as a reduction of the carrying value of the debt on the Consolidated Condensed Balance Sheet.

Certain of the Company’s subsidiaries are borrowers or guarantors under the ABL Revolving Credit Facility and the Term Loan Facility.
In the event of voluntary or involuntary bankruptcy of the Company or any subsidiary, all unpaid principal and other amounts owing under the credit facilities automatically become due and payable. Other events of default, such as failure to make payments as they become due and breach of financial and other covenants, change of control, cross-default under other material debt agreements, and a going concern qualification for any reason other than loan maturity date give the agent the option to declare all such amounts immediately due and payable.
The Company expects its sales growth, reductions in working capital and availability under its ABL Revolving Credit Facility will provide sufficient cash flows to fund operations. However, the Company may also evaluate various actions and alternatives to enhance its profitability and cash generation from operating activities, which could include manufacturing efficiency initiatives, cost-reduction measures, working with vendors and suppliers to reduce lead times and expedite shipment of critical components, and working with customers or other institutions to expedite receivable collections.
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
8) Product Warranties
In the ordinary course of business, the Company warrants its products against defects in design, materials, and workmanship typically over periods ranging from twelve to sixty months. The Company determines warranty reserves needed by product line based on experience and current facts and circumstances.
Activity in the warranty accrual is summarized as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Balance at Beginning of Period	$8,009	$8,183	$7,705	$7,759
Warranties Issued	4,463	2,541	2,555	858
Warranties Settled	(3,060)	(2,769)	(909)	(859)
Reassessed Warranty Exposure	(548)	(221)	(487)	(24)
Balance at End of Period	$8,864	$7,734	$8,864	$7,734
9) Leases
During the nine months ended September 30, 2023, the Company entered into an operating lease and recorded a right-of-use asset and corresponding liabilities of $12.7 million. The lease will require annual payments between $1.6 million and $1.9 million into 2033. Associated lease costs are $1.7 million per year. Other leasing activity during the year was insignificant.
10) Income Taxes
The effective tax rates were approximately 18.4% and 13.9% for the three months ended and (19.9)% and (28.3)% for the nine months ended September 30, 2023 and October 1, 2022, respectively. Beginning with the 2022 tax year, certain research and development costs are required to be capitalized and amortized over sixty months for income tax purposes. The tax rate in the 2023 period was impacted by a valuation allowance applied against the deferred tax asset associated with the research and development costs that are expected to be capitalized and was partially offset by the removal of valuation allowances related to net operating losses and certain timing differences that are expected to reverse during 2023. In addition, the tax rate in the 2023 period was also impacted by state income taxes and the federal research and development credit expected for 2023.
The Company records a valuation allowance against the deferred tax assets if and to the extent it is more likely than not that the Company will not recover the deferred tax assets. In evaluating the need for a valuation allowance, the Company weighs all relevant positive and negative evidence and considers among other factors, historical financial performance, projected future taxable income, scheduled reversals of deferred tax liabilities, the overall business environment, and tax planning strategies. Losses in recent periods and cumulative pre-tax losses in the three-year period ending with the current year, combined with the significant uncertainty brought about by the COVID-19 pandemic, are collectively considered significant negative evidence under ASC 740 when assessing whether an entity can use projected income as a basis for concluding that deferred tax assets are realizable on a more-likely than not basis. For purposes of assessing the recoverability of deferred tax assets, the Company determined that it could not include future projected earnings in the analysis due to its recent history of losses and therefore had insufficient objective positive evidence that the Company will generate sufficient future taxable income to overcome the negative evidence of cumulative losses. Accordingly, during the years ended December 31, 2022 and 2021, the Company determined that a portion of its deferred tax assets were not expected to be realizable in the future and the Company continues to maintain the valuation allowance against its deferred tax assets as of September 30, 2023.
11) Earnings Per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Weighted Average Shares - Basic	32,707	32,085	33,000	32,241
Net Effect of Dilutive Stock Options	—	—	—	—
Weighted Average Shares - Diluted	32,707	32,085	33,000	32,241
Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted earnings per share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. The number of common shares covered by out-of-the-money stock options was approximately 594,000 shares as of September 30, 2023 and 1,106,000 shares as of October 1, 2022. Further, due to our net loss in the three and nine-month periods ended September 30, 2023 and October 1, 2022, the assumed exercise of stock compensation had an anti-dilutive effect and therefore was excluded from the computation of diluted loss per share.
Currently, the Company expects to fund its discretionary 401K contribution for the quarter ended September 30, 2023, with treasury stock in lieu of cash. The earnings per share calculation for the quarter ended September 30, 2023, is inclusive of the approximately 0.1 million in shares outstanding for the equivalent shares needed to fulfill the obligation using the closing share price as of September 30, 2023. Actual shares issued may differ based on the sale price on the settlement date.
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
When treasury shares are reissued, the Company determines the cost using an average cost method. The difference between the average cost of the treasury shares and the reissuance price is included in Retained earnings. During the nine month periods ended September 30, 2023 and October 1, 2022, the Company reissued 242,000 and 545,000 treasury shares, respectively, associated with the funding of employer 401K contributions and recorded the difference between the average cost and the reissuance price, $3.1 million and $9.2 million, respectively, as a reduction to Retained earnings.
At-the-Market Equity Offering
On August 8, 2023, the Company initiated an at-the-market equity offering program (the “ATM Program”) for the sale from time to time of shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) having an aggregate offering price of up to $30.0 million. Shares of Common Stock under the ATM Program are offered using Wells Fargo Securities, LLC and HSBC Securities (USA) Inc., as sales agents (the “Sales Agents” and each a “Sales Agent”), pursuant to the equity distribution agreement, dated August 8, 2023, by and among the Company and the Sales Agents (the “Equity Distribution Agreement”). Under the terms of the Equity Distribution Agreement and subject to the instructions of the Company, the Sales Agents may sell shares of Common Stock by any lawful method deemed to be an “at-the-market offering” defined by Rule 415(a)(4) of the Securities Act of 1933, as amended, including without limitation sales made directly on the Nasdaq Global Select Market, on any other existing trading market for the shares of Common Stock, to or through a market maker or in negotiated transactions. The timing and volume of any sales of shares of Common Stock under the ATM Program will depend on a variety of factors to be determined by the Company. Sales may be made at market prices prevailing at the time of the sale, at prices related to prevailing market prices, or at negotiated prices and, as a result, sales prices may vary. Under the terms of the Equity Distribution Agreement, the Sales Agents are entitled to compensation at a fixed commission rate of 1.5% of the gross proceeds from the sale of shares of Common Stock under the ATM Program.

During the three and nine months ended September 30, 2023, the Company sold 834,228 shares of our common stock under the ATM Program. The Company generated $13.9 million in aggregate gross proceeds from sales under the ATM Program at an average sale price of $16.70 per share. Aggregate net proceeds from the ATM Program were $13.6 million after deducting related expenses, including commissions to the Sales Agents and issuance costs. Of this amount, $13.1 million in net cash proceeds were received in the three and nine months ended September 30, 2023, with the remainder received in October 2023. The Company currently is obligated to use the net proceeds from any sale of shares of Common Stock pursuant to the ATM Program to pay down the outstanding principal amount of, and any unpaid interest on, the ABL Revolving Credit Facility. However, any principal amount paid down on our ABL Revolving Credit Facility using the proceeds of the ATM Program will be, subject to compliance with the requirements and conditions set forth in the ABL Revolving Credit Facility, available to be reborrowed by the Company and used for, among other items, working capital and general corporate purposes. If the outstanding principal amount balance of the ABL Revolving Credit Facility has been reduced to zero, then the Company intends to use the net proceeds of the ATM Program for general corporate purposes. As of September 30, 2023, the Company had remaining capacity under the ATM Program to sell shares of Common Stock having an aggregate offering price up to approximately $16.1 million.
Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

(In thousands)	September 30, 2023	December 31, 2022
Foreign Currency Translation Adjustments	$(7,452)	$(7,335)
Retirement Liability Adjustment – Before Tax	(3,916)	(4,473)
Tax Benefit of Retirement Liability Adjustment	2,282	2,282
Retirement Liability Adjustment – After Tax	(1,634)	(2,191)
Accumulated Other Comprehensive Loss	$(9,086)	$(9,526)
The components of other comprehensive income (loss) are as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Foreign Currency Translation Adjustments	$(117)	$(3,241)	$(828)	$(1,674)
Retirement Liability Adjustments:
Reclassifications to Selling, General and Administrative Expenses:
Amortization of Prior Service Cost	288	302	95	101
Amortization of Net Actuarial Losses	269	744	90	247
Retirement Liability Adjustment	557	1,046	185	348
Other Comprehensive Income (Loss)	$440	$(2,195)	$(643)	$(1,326)
13) Supplemental Retirement Plan and Related Post Retirement Benefits
The Company has two non-qualified supplemental retirement defined benefit plans (“SERP” and “SERP II”) for certain current and retired executive officers. The following table sets forth information regarding the net periodic pension cost for the plans.

	Nine Months Ended		Three Months Ended
(In thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Service Cost	$79	$103	$26	$34
Interest Cost	976	626	324	209
Amortization of Prior Service Cost	288	290	95	97
Amortization of Net Actuarial Losses	269	712	90	238
Net Periodic Cost	$1,612	$1,731	$535	$578
Participants in the SERP are entitled to paid medical, dental, and long-term care insurance benefits upon retirement under the plan. The Company also has a defined benefit plan related to its subsidiary in France. The net periodic cost for both plans for the three and nine months ended September 30, 2023 and October 1, 2022, is immaterial.

The service cost component of net periodic benefit costs above is recorded in Selling, General and Administrative Expenses within the Consolidated Condensed Statements of Operations, while the remaining components are recorded in Other Income, Net of Other Expense.
14) Sales to Major Customers
The loss of major customers or a significant reduction in business with a major customer would significantly, and negatively impact our sales and earnings. In the three and nine months ended September 30, 2023, the Company had one customer over 10% of consolidated sales. Sales to The Boeing Company (“Boeing”) accounted for 11.6% and 11.1% of sales in the three and nine months ended September 30, 2023. Accounts receivable from Boeing on September 30, 2023 were approximately $17.8 million. In the three and nine months ended October 1, 2022, the Company had no customers over 10% of consolidated sales.
15) Legal Proceedings
Lufthansa
One of the Company’s subsidiaries is involved in numerous patent infringement actions brought by Lufthansa Technik AG (“Lufthansa”) in Germany, the United Kingdom (“UK”) and France. The Company is vigorously defending all such litigation and proceedings. Additional information about these legal proceedings can be found in Note 19 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. On July 12, 2023, the Higher Regional Court of Karlsruhe in Germany (the “German Court”) reduced the Company’s liability for direct damages. Additionally, accrued interest on direct damages had previously been assessed at 5%. As part of the July 12, 2023 ruling, the German Court reduced that interest rate to 4%. Accordingly, the Company reclaimed overpaid damages and interest from Lufthansa in the amount of approximately $1.2 million. We recorded this gain in the third quarter of 2023 as an offset to Selling, General and Administrative Expenses upon receipt of the refund.
The reserve for the German indirect claim and interest was approximately $17.8 million on December 31, 2022 and $16.9 million on September 30, 2023. Accrued interest on the indirect damages reserve was estimated using the same interest rate as the direct damages. Given the reduction in the direct damages interest rate as discussed above, we recorded a reduction to the indirect damages reserve of $1.3 million in the nine months ended September 30, 2023, which was recorded as an offset to Selling, General and Administrative Expenses. The Company currently believes it is unlikely that the damages in the indirect proceedings and related interest will be paid within the next twelve months. Therefore, the liability related to these matters is classified within Other Liabilities (non-current) in the Consolidated Condensed Balance Sheets on September 30, 2023 and December 31, 2022.
In the matter before the UK High Court of Justice, as previously disclosed, Lufthansa has pleaded its case for monetary compensation, which will be determined at a separate trial, which is now set to take place in October 2024. Lufthansa has elected to pursue a claim in relation to the defendants’ profits from their infringing activities. We have estimated damages and accrued interest for AES and its indemnified customers of approximately $7.1 million and $7.0 million as of September 30, 2023 and December 31, 2022, respectively. This variance is due to currency fluctuation and interest accrued. Interest will accrue until the final payment to Lufthansa. This amount is subject to change as additional data is received and evaluated, and as additional information regarding the nature of its claim is put forward by Lufthansa in advance of the damages trial. The damages trial is scheduled to be heard starting in October 2024, with payment likely due in late 2024 or early 2025. The Company currently believes it is unlikely that the appeals process will be completed or the damages and related interest will be paid within the next twelve months. Therefore, the liability related to these matters is classified within Other Liabilities (non-current) in the Consolidated Condensed Balance Sheets on September 30, 2023 and December 31, 2022.
As previously disclosed, in 2020, Lufthansa filed a patent infringement action on December 29, 2017, before the Paris Court of First Instance. The Court held the French patent invalid for all asserted claims. There can consequently be no finding of infringement on first instance. Lufthansa has appealed this judgment. The appeal hearing took place on December 8, 2022, and on February 24, 2023, the Paris Court of Appeal upheld the first instance judgment in favor of AES. On March 20, 2023, Lufthansa lodged an appeal before the French Supreme Court. In September 2023, the French Supreme Court determined it will review the Paris Court of Appeal’s reasoning around the nullification of a certain claim of the subject patent. The Company’s brief supporting the decision of the Paris Court of Appeal is due on January 22, 2024. As loss exposure is not probable and estimable at this time, the Company has not recorded any liability with respect to the French matter as of September 30, 2023 or December 31, 2022.
There were no other significant developments in any of these matters during the nine months ended September 30, 2023.
A liability for reimbursement of Lufthansa’s legal expenses associated with the UK matter was approximately $0.7 million on September 30, 2023 and December 31, 2022, which is expected to be paid within the next twelve months and, as such, is classified in Accrued Expenses and Other Current Liabilities in the accompanying Consolidated Condensed Balance Sheet as of September 30, 2023.
Other
On March 23, 2020, Teradyne, Inc. filed a complaint against the Company and its subsidiary, Astronics Test Systems (“ATS”) (together, “the Defendants”) in the United States District Court for the Central District of California alleging patent infringement of its digital instruments providing over-voltage detection and protection and copyright infringement of test equipment software, specifically emulating software using Teradyne’s declarations, and certain other related claims. The Defendants moved to dismiss certain claims from the case. On November 6, 2020, the Court dismissed the Company from the case, and also dismissed a number of claims, though the patent and copyright infringement claims remained. The case proceeded to discovery. In addition, on December 21, 2020, ATS filed a petition for inter partes review (“IPR”) with the US Patent Trial and Appeal Board (“PTAB”), seeking to invalidate the subject patent, and on July 21, 2021, the PTAB instituted IPR. ATS requested and, on August 26, 2021, the District Court granted, a stay of litigation during the IPR proceeding. Oral arguments on the IPR were held on April 21, 2022. The PTAB issued its decision on July 20, 2022, in which it invalidated all of Teradyne’s patent claims. Teradyne will not appeal the decision. The stay of litigation was lifted with respect to the remaining claims in August 2022. Discovery has been completed. On June 5, 2023, the parties attended a court-ordered mediation but did not reach a settlement. After the mediation, Teradyne agreed to drop its remaining state law claims in exchange for ATS dropping one of its defenses, leaving only its copyright claim. The parties are currently engaged in summary judgment briefing with a hearing on the motions scheduled for December 4, 2023. If the case is not disposed of on summary judgment, a trial will be held in 2024, though no trial date is currently set. No amounts have been accrued for this matter in the September 30, 2023, or December 31, 2022 financial statements, as loss exposure was neither probable nor estimable at such times.
Other than these proceedings, we are not party to any significant pending legal proceedings that management believes will result in a material adverse effect on our financial condition or results of operations.

16) Segment Information
Below are the sales and operating profit (loss) by segment for the three and nine months ended September 30, 2023 and October 1, 2022, and a reconciliation of segment operating profit (loss) to loss before income taxes. Operating profit (loss) is net sales less cost of products sold and other operating expenses excluding interest and corporate expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment.

	Nine Months Ended		Three Months Ended
(In thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Sales:
Aerospace	$436,217	$322,871	$142,116	$112,177
Less Inter-segment Sales	(134)	(10)	(12)	—
Total Aerospace Sales	436,083	322,861	142,104	112,177
Test Systems	57,831	53,899	20,818	19,261
Less Inter-segment Sales	—	(19)	—	—
Total Test Systems Sales	57,831	53,880	20,818	19,261
Total Consolidated Sales	$493,914	$376,741	$162,922	$131,438
Segment Measure of Operating Profit (Loss) and Margins
Aerospace	$10,342	$(7,085)	$(7,464)	$(6,859)
	2.4%	(2.2)%	(5.3)%	(6.1)%
Test Systems	(8,521)	(4,125)	(1,781)	(2,312)
	(14.7)%	(7.7)%	(8.6)%	(12.0)%
Total Segment Measure of Operating Profit (Loss)	1,821	(11,210)	(9,245)	(9,171)
	0.4%	(3.0)%	(5.7)%	(7.0)%
Deductions from Segment Measure of Operating Profit (Loss):
Net Gain on Sale of Business	(3,427)	(11,284)	—	—
Interest Expense, Net of Interest Income	17,381	5,812	5,991	2,519
Corporate Expenses and Other	15,712	16,847	5,582	5,570
Loss Before Income Taxes	$(27,845)	$(22,585)	$(20,818)	$(17,260)
During the the three and nine months ended September 30, 2023, $3.6 million reduction to inventory and $7.5 million of allowance for estimated credit losses associated with a bankrupt customer was recorded to Aerospace Operating Profit (Loss). See Note 1 for further discussion. During the nine months ended September 30, 2023, $5.8 million was recognized in sales related to the reversal of a deferred revenue liability assumed with an acquisition and associated with a customer program within our Test Systems Segment which is no longer expected to occur, which also benefits operating loss for the period. Absent that benefit, Test Systems’ operating loss was $14.3 million. Corporate expenses and other for the nine months ended September 30, 2023, includes income of $1.8 million associated with the reversal of a liability related to an equity investment, as we will no longer be required to make the associated payment. This amount is included in Other Income, Net of Other Expense in the Consolidated Condensed Statement of Operations. In the nine months ended October 1, 2022, $6.0 million of the AMJP grant was recognized as an offset to the cost of products sold in the Aerospace segment.
Total Assets:

(In thousands)	September 30, 2023	December 31, 2022
Aerospace	$497,054	$481,416
Test Systems	117,648	111,513
Corporate	16,169	22,102
Total Assets	$630,871	$615,031

17) Fair Value
There were no financial assets or liabilities carried at fair value measured on a recurring basis on September 30, 2023 or December 31, 2022.
There were no non-recurring fair value measurements performed in the nine months ended September 30, 2023 and October 1, 2022.
Due to their short-term nature, the carrying value of cash and equivalents, accounts receivable, and accounts payable approximate fair value. The carrying value of the Company’s variable rate long-term debt instruments also approximates fair value due to the variable rate feature of these instruments.
18) Subsequent Events
The Company was notified on November 6, 2023, that a non-core contract manufacturing customer within the Aerospace Segment filed for bankruptcy under Chapter 11. As a result, an allowance for estimated credit losses of $7.5 million for outstanding receivables was recorded to Selling, General and Administrative Expenses, and a $3.6 million reduction in the carrying value of inventory was recorded to Cost of Products Sold within the Consolidated Condensed Statement of Operations for the three and nine months ended September 30, 2023.

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
Our Aerospace segment designs and manufactures products for the global aerospace industry. Product lines include lighting and safety systems, electrical power generation, distribution and seat motion systems, aircraft structures, avionics products, systems certification, and other products. Our primary Aerospace customers are the airframe manufacturers (“OEM”) that build aircraft for the commercial transport, military, and general aviation markets, suppliers to those OEMs, aircraft operators such as airlines, suppliers to the aircraft operators, and branches of the U.S. Department of Defense (“USDOD”). Our Test Systems segment designs, develops, manufactures, and maintains automated test systems that support the aerospace and defense and mass transit industries as well as training and simulation devices for both commercial and military applications. In the Test Systems segment, Astronics’ products are sold to a global customer base including OEMs and prime government contractors for both electronics and military products.
Our strategy is to increase our value by developing technologies and capabilities, either internally or through acquisition, and using those capabilities to provide innovative solutions to our targeted markets where our technology can be beneficial.
Important factors affecting our growth and profitability are the ongoing impacts of the COVID-19 pandemic and the timing and extent of recovery (as discussed more fully below), supply chain and labor market pressures, the rate at which new aircraft are produced, government funding and timing of awards of military programs, our ability to have our products designed into new aircraft and the rates at which aircraft owners, including commercial airlines, refurbish or install upgrades to their aircraft. New aircraft build rates and aircraft owners spending on upgrades and refurbishments are cyclical and dependent on the strength of the global economy. Once one of our products is designed into a new aircraft, the spare parts business is also frequently retained by the Company. Future growth and profitability of the Test Systems business is dependent on developing and procuring new and follow-on business. The nature of our Test Systems business is such that it pursues large, often multi-year, projects. There can be significant periods between orders in this business which may result in large fluctuations of sales and profit levels and backlog from period to period. Test Systems segment customers include the USDOD, prime contractors to the USDOD, mass transit operators and prime contractors to mass transit operators.
Each of the markets that we serve presents opportunities that we expect will provide growth for the Company over the long term. We continue to look for opportunities in all of our markets to capitalize on our core competencies to expand our existing business and to grow through strategic acquisitions.
Challenges which continue to face us include the ongoing COVID-19 pandemic and its continued impact on the aerospace industry, supply chain pressures including material availability and cost increases, labor availability and cost, inflationary pressures, and improving shareholder value through increasing profitability. Increasing profitability is dependent on many things, primarily sales growth, both acquired and organic, and the Company’s ability to pass cost increases along to customers and control operating expenses, and identify means of creating improved productivity. Sales are driven by increased build rates for existing aircraft, market acceptance and economic success of new aircraft and our products, continued government funding of defense programs, the Company’s ability to obtain production contracts for parts we currently supply or have been selected to design and develop for new aircraft platforms and continually identifying and winning new business for our Test Systems segment.
Reduced aircraft build rates driven by a weak economy, aircraft groundings, tight credit markets, reduced air passenger travel, and an increasing supply of used aircraft on the market would likely result in reduced demand for our products, which will result in lower profits. Reduction of defense spending may result in fewer opportunities for us to compete, which could result in lower profits in the future. Many of our newer development programs are based on new and unproven technology and at the same time we are challenged to develop the technology on a schedule that is consistent with specific programs. Delays in delivery schedules and incremental costs resulting from supply chain pressures can also result in lower profits. We will continue to address these challenges by working to improve operating efficiencies and focusing on executing the growth opportunities currently in front of us.

Our ABL Revolving Credit Facility and Term Loan Facility each subject us to various financial and other affirmative and negative covenants with which we must comply on an ongoing or periodic basis. These include financial covenants pertaining to minimum trailing four-quarter EBITDA requirements, minimum liquidity requirements and minimum fixed charge coverage ratio requirements, and excess cash flow repayment provisions. An unexpected decline in our revenues or operating income, including occurring as a result of events beyond our control, could cause us to violate our financial covenants. During 2023, given the ongoing challenges faced in our business as described herein, including as a result of the COVID-19 pandemic and its continued impact on the aerospace industry and supply chain disruptions, our ability to satisfy the already tight financial covenants in our ABL Revolving Credit Facility and Term Loan Facility is expected to be challenging and is an item that our management team will be closely monitoring throughout the year. While the Company expects to remain in compliance with the required financial covenants for the duration of the agreements, any unexpected negative impacts to our business, including as a result of additional supply chain pressures, the timing of customer orders, and our ability to meet customer delivery schedules, or labor availability and cost pressures, could result in lower revenues and reduced financial profits, and, as a result thereof, our inability to satisfy the financial covenants in our ABL Revolving Credit Facility and Term Loan Facility.
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
We are also monitoring the ongoing conflict between Russia and Ukraine and the related export controls and financial and economic sanctions imposed on certain industry sectors, including the aviation sector, and parties in Russia by the U.S., the U.K., the European Union, and others. Although the conflict has not resulted in a direct material adverse impact on our business to date, the implications of the Russia and Ukraine conflict in the short-term and long-term are difficult to predict at this time. Factors such as increased energy costs, the availability of certain raw materials for aircraft manufacturers, embargoes on flights from Russian airlines, sanctions on Russian companies, and the stability of Ukrainian customers could impact the global economy and aviation sector.
On February 13, 2019, the Company completed a divestiture of its semiconductor test business within the Test Systems segment. The transaction included two elements of contingent earnouts. In March 2022, the Company agreed with the earnout calculation for the calendar 2021 earnout for $11.3 million. The Company recorded the gain and received the payment in the first quarter of 2022. In March 2023, the Company agreed with the final earnout calculation for the calendar 2022 earnout for $3.4 million. The Company recorded the gain and received the payment in the first quarter of 2023.
In November 2023, a non-core contract manufacturing customer reported within the Aerospace segment filed for bankruptcy under Chapter 11. As a result, the Company recorded a full reserve of $7.5 million for outstanding accounts receivable and a $3.6 million reduction of dedicated inventory. The reserves are non-cash in the current quarter and year to date, as the associated assets existed prior to 2023.
CONSOLIDATED RESULTS OF OPERATIONS

	Nine Months Ended		Three Months Ended
($ in thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Sales	$493,914	$376,741	$162,922	$131,438
Gross Profit (sales less cost of products sold)	$80,823	$50,030	$20,618	$14,388
Gross Margin	16.4%	13.3%	12.7%	10.9%
Selling, General and Administrative Expenses	$95,276	$76,907	$35,097	$28,702
SG&A Expenses as a Percentage of Sales	19.3%	20.4%	21.5%	21.8%
Net Gain on Sale of Business	$(3,427)	$(11,284)	$—	$—
Interest Expense, Net	$17,381	$5,812	$5,991	$2,519
Effective Tax Rate	(19.9)%	(28.3)%	18.4%	13.9%
Net Loss	$(33,397)	$(28,968)	$(16,983)	$(14,857)
A discussion by segment can be found in “Segment Results of Operations” in this MD&A.

CONSOLIDATED THIRD QUARTER RESULTS
Consolidated sales were up $31.5 million, or 24.0%. Aerospace sales increased $29.9 million, or 26.7%, driven primarily by higher sales to the commercial transport market. Test Systems sales increased $1.6 million on higher defense revenue.
Consolidated cost of products sold in the third quarter of 2023 was $142.3 million, compared with $117.1 million in the prior-year period. The increase was primarily due to higher volume. In November 2023, a non-core contract manufacturing customer declared bankruptcy, and as a result, a non-cash $3.6 million reduction in inventory was recorded in the third quarter of 2023. The customer was classified within the “Other” product category of the Aerospace segment.
Selling, general and administrative (“SG&A”) expenses were $35.1 million in the third quarter of 2023 compared with $28.7 million in the prior-year period. The current period is negatively impacted by a $7.5 million reserve for accounts receivable associated with the customer bankruptcy previously discussed, litigation-related legal expenses and reserve adjustments of $3.3 million, and warranty expense of $2.1 million. The prior year was negatively impacted by a $2.1 million customer accommodation settlement and $3.3 million in litigation-related legal expenses and reserve adjustments.
Interest expense was $6.0 million in the current period, compared with $2.5 million in the prior-year period, primarily driven by higher interest rates on the Company’s new credit facilities which were refinanced in January of this year. Interest expense included approximately $0.8 million of non-cash amortization of capitalized financing-related fees.
Tax benefit in the quarter was $3.8 million, primarily due to changes in the year-to-date and forecasted pre-tax results.
Consolidated net loss was $17.0 million, or $0.51 per diluted share, improved over net loss of $14.9 million, or $0.46 per diluted share, in the prior year. The reserve for the customer bankruptcy on a per share basis was $0.33.
Bookings were $176.0 million in the quarter resulting in a book-to-bill ratio of 1.08:1. For the trailing twelve months, bookings totaled $723.3 million. Backlog at the end of the quarter was $604.3 million and excludes $19.9 million of backlog associated with the customer bankruptcy referred to previously. Approximately $505.3 million of backlog is expected to ship over the next twelve months.
CONSOLIDATED YEAR-TO-DATE RESULTS
Consolidated sales were up $117.2 million, or 31.1%. Aerospace sales increased $113.2 million, or 35.1%, driven by higher sales to the commercial transport market. Test Systems sales increased $4.0 million, due primarily to the reversal of a $5.8 million deferred revenue liability assumed with an acquisition and associated with a customer program which is no longer expected to occur, partially offset by lower defense revenue.
Consolidated cost of products sold in 2023 was $413.1 million, compared with $326.7 million in the prior-year period. The increase was primarily due to higher volume and higher material and labor costs as well as a $3.6 million reduction in inventory associated with the bankruptcy of a customer. The prior-year period benefited the AMJP Program grant which provided a $6.0 million offset to cost of products sold.
SG&A expenses were $95.3 million in 2023 compared with $76.9 million in the prior-year period primarily due to increased wages and benefits, accounts receivable reserve of $7.5 million associated with the bankruptcy of a customer, and a net increase of $6.1 million in litigation-related legal expenses and reserve adjustments. The 2022 period also reflects $2.6 million related to a customer accommodation dispute and a lease termination settlement.
In the current year period, the Company recognized a final earnout of $3.4 million for the 2019 sale of its semiconductor test business, compared with $11.3 million recognized in the prior-year period. Other income in 2023 included $1.8 million associated with the reversal of a liability related to an equity investment.
Interest expense was $17.4 million in the current period, compared with $5.8 million in the prior-year period, primarily driven by higher interest rates on the Company’s new credit facilities. Interest expense includes approximately $2.1 million of non-cash amortization of capitalized financing-related fees.
Tax expense was $5.6 million in the current period, primarily due to a valuation allowance applied against the deferred tax asset associated with research and development costs that are required to be capitalized for tax purposes.
Consolidated net loss was $33.4 million, or $1.02 per diluted share, compared with net loss of $29.0 million, or $0.90 per diluted share, in the prior year.

COVID-19 Impacts on Our Business
On March 11, 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic. The spread of the COVID-19 pandemic disrupted businesses on a global scale, led to significant volatility in financial markets, and affected the aviation and industrial industries. The impacts of the pandemic have placed labor and supply chain pressures on our business and we have been impacted by customer demand variability. Although we saw a stable and growing backlog throughout 2022 and into 2023 in our aerospace business, disruptions are ongoing and continue to adversely challenge our commercial transport market. While we remain bullish about the aerospace business, we believe the recovery to pre-pandemic activity, particularly in the widebody market, will take longer than originally anticipated at the outset of the pandemic. As economic activity continues to recover, we will continue to monitor the situation, assessing further possible implications on our operations, supply chain, liquidity, cash flow, and customer orders.
SEGMENT RESULTS OF OPERATIONS
Operating profit (loss), as presented below, is sales less cost of products sold and other operating expenses, excluding interest expense, other corporate expenses, and other non-operating sales and expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment. Operating profit (loss) is reconciled to loss before income taxes in Note 16 of the Notes to Consolidated Condensed Financial Statements included in this report.
AEROSPACE SEGMENT

	Nine Months Ended		Three Months Ended
($ in thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Sales	$436,217	$322,871	$142,116	$112,177
Less Inter-segment Sales	(134)	(10)	(12)	—
Total Aerospace Sales	$436,083	$322,861	$142,104	$112,177
Operating Profit (Loss)	$10,342	$(7,085)	$(7,464)	$(6,859)
Operating Margin	2.4%	(2.2)%	(5.3)%	(6.1)%

Aerospace Sales by Market
(In thousands)
Commercial Transport	$308,016	$211,721	$101,724	$78,389
Military Aircraft	44,335	41,336	16,687	12,463
General Aviation	60,656	48,748	16,193	14,751
Other	23,076	21,056	7,500	6,574
	$436,083	$322,861	$142,104	$112,177
Aerospace Sales by Product Line
(In thousands)
Electrical Power & Motion	$185,712	$132,757	$64,312	$46,155
Lighting & Safety	116,967	90,339	38,496	29,740
Avionics	83,011	67,453	22,347	24,172
Systems Certification	19,832	6,656	6,535	3,985
Structures	7,485	4,600	2,914	1,551
Other	23,076	21,056	7,500	6,574
	$436,083	$322,861	$142,104	$112,177

(In thousands)	September 30, 2023	December 31, 2022
Total Assets	$497,054	$481,416
Backlog	$513,881	$477,660
AEROSPACE THIRD QUARTER RESULTS
Aerospace segment sales increased $29.9 million, or 26.7%, to $142.1 million. The increase was driven by a 29.8% increase, or $23.3 million, in commercial transport sales. Sales to this market were $101.7 million, or 62.5% of consolidated sales in the quarter, compared with $78.4 million, or 59.6% of consolidated sales in the third quarter of 2022. Higher airline spending and increasing OEM build rates drove the increased demand.
Military aircraft sales increased $4.2 million, or 33.9%, to $16.7 million. General Aviation sales increased $1.4 million, or 9.8%, to $16.2 million.
Aerospace segment operating loss of $7.5 million, which includes the impact of $11.1 million in reserves related to accounts receivable and an inventory reduction, compares with operating loss of $6.9 million in the same period last year.
Aerospace bookings in the second quarter were $153.3 million, for a book-to-bill ratio of 1.08:1. Backlog for the Aerospace segment was $513.9 million at quarter end.
AEROSPACE YEAR-TO-DATE RESULTS
Aerospace segment sales increased $113.2 million, or 35.1%, to $436.1 million driven by a 45.5%, or $96.3 million increase in commercial transport sales. Sales to this market were $308.0 million, or 62.3% of consolidated sales in 2023, compared with $211.7 million, or 56.2% of consolidated sales in the same period of 2022. Higher airline spending and increasing OEM build rates drove the increased demand.
General Aviation sales increased $11.9 million, or 24.4%, to $60.7 million.
Aerospace segment operating profit improved to $10.3 million compared with an operating loss of $7.1 million in the same period last year, which included an AMJP grant offset to cost of sales of $6.0 million. The improvement in operating profit was driven by higher volume primarily in the commercial transport market, partially offset by the effects of material and labor inflation and the $11.1 million charges related to the customer bankruptcy.
TEST SYSTEMS SEGMENT

	Nine Months Ended		Three Months Ended
($ in thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Sales	$57,831	$53,899	$20,818	$19,261
Less Inter-segment Sales	—	(19)	—	—
Total Test Systems Sales	$57,831	$53,880	$20,818	$19,261
Operating Loss	$(8,521)	$(4,125)	$(1,781)	$(2,312)
Operating Margin	(14.7)%	(7.7)%	(8.6)%	(12.0)%
All Test Systems sales are to the Government and Defense Market.

(In thousands)	September 30, 2023	December 31, 2022
Total Assets	$117,648	$111,513
Backlog	$90,405	$93,696
TEST SYSTEMS THIRD QUARTER RESULTS
Test Systems segment sales were $20.8 million, up $1.6 million primarily as a result of higher defense revenue.
Test Systems segment operating loss was $1.8 million, an improvement over operating loss of $2.3 million in the third quarter of 2022, despite a $1.5 million increase in litigation-related legal expenses. The improvement reflects cost savings resulting from the second quarter 2023 realignment of staffing. Test Systems’ operating loss for both periods was negatively affected by mix, and under absorption of fixed costs due to volume.
Bookings for the Test Systems segment were $22.7 million for a book-to-bill ratio of 1.09:1 for the quarter. Backlog was $90.4 million at the end of the third quarter of 2023 compared with a backlog of $82.8 million at the end of the third quarter of 2022.
TEST SYSTEMS YEAR-TO-DATE RESULTS
Test Systems segment sales were $57.8 million, up $4.0 million compared with the prior-year period primarily as a result of a reversal of a $5.8 million deferred revenue liability recorded with a previous acquisition. Absent that item, Test Systems sales decreased $1.9 million.

Test Systems segment operating loss was $8.5 million compared with operating loss of $4.1 million in 2022. Absent the non-operating sales adjustment resulting from the reversal of the deferred revenue liability, Test Systems operating loss for the current period was $14.3 million and was negatively affected by mix, under absorption of fixed costs due to volume and $6.3 million in increased litigation-related legal expenses.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities:
Cash used for operating activities totaled $22.3 million for the first nine months of 2023, as compared with $39.1 million cash used for operating activities during the same period in 2022. Cash flow from operating activities increased compared with the same period of 2022 primarily related to accounts receivable and inventory using less cash as supply chain challenges have begun to improve. Operating cash flows in the first nine months of 2022 benefited from the receipt of income tax refunds and AMJP grant proceeds.
Investing Activities:
Cash used for investing activities was $2.6 million for the first nine months of 2023 compared with $17.7 million in cash provided by investing activities in the same period of 2022. Investing cash flows in 2022 were positively impacted by the receipt of $10.7 million and $11.3 million related to the calendar 2020 and 2021 earnouts, respectively, from the sale of the semiconductor business compared to $3.4 million received in the current year related to the calendar 2022 earnout. The Company expects capital spending in 2023 to be in the range of $7 million and $9 million.
Financing Activities:
Cash provided by financing activities totaled $18.8 million for the first nine months of 2023, as compared with cash used for financing activities of $4.9 million during the same period in 2022. The Company had net proceeds on our credit facilities of $9.7 million in the first nine months of 2023 compared with net repayments of $4.0 million in the same period in 2022. During the current year period, the Company also paid $6.4 million in debt issuance costs associated with the January 2023 refinancing. Additional debt issuance costs of $1.1 million will be paid in the future, largely comprised of the remaining Term Loan commitment fee, which is discussed further below.
The Company's long-term debt on December 31, 2022, consisted of borrowings under its Fifth Amended and Restated Credit Agreement (the “Agreement”). The maturity date of the loans under the Agreement was November 30, 2023. On December 31, 2022, there was $164.0 million outstanding on the Agreement and there remained $6.0 million available.
The Company amended the Agreement on January 19, 2023, by entering into the Sixth Amended and Restated Credit Agreement (the “ABL Revolving Credit Facility”). The ABL Revolving Credit Facility set the maximum aggregate amount that the Company can borrow under the revolving credit line at $115 million, with borrowings subject to a borrowing base determined primarily by certain domestic inventory and accounts receivable. The maturity date of borrowings under the ABL Revolving Credit Facility is January 19, 2026. Under the terms of the ABL Revolving Credit Facility, the Company pays interest on the unpaid principal amount of the facility at a rate equal to SOFR (which is required to be at least 1.00%) plus 2.25% to 2.75%. The Company will pay a quarterly commitment fee under the ABL Revolving Credit Facility in an amount equal to 0.25% or 0.375% based on the Company’s average excess availability.
On June 28, 2023, the Company amended the ABL Revolving Credit Facility, temporarily increasing the maximum aggregate amount that the Company can borrow under the revolving credit line by $5 million from $115 million to $120 million until October 31, 2023, at which time the limit was to return to $115 million. On October 31, 2023, the Company executed a second amendment to the ABL Revolving Credit facility to extend the temporary limit of $120 million until January 31, 2024. Under the provisions of the ABL Revolving Credit Facility, the Company has a cash dominion arrangement with the lead banking institution whereby eligible daily cash receipts are contractually utilized to pay down outstanding borrowings. Eligible cash receipts that have not yet been applied to outstanding debt balances are classified as restricted cash in the accompanying consolidated balance sheets. The Company is also required to maintain minimum liquidity of $20 million through the date of delivery of the compliance certificate for the quarter ended March 31, 2024, and $10 million thereafter. On September 30, 2023, there was $86.0 million outstanding on the ABL Revolving Credit Facility and there remained $33.7 million available, net of outstanding letters of credit.
The Company also entered into a $90 million asset-based credit agreement (the “Term Loan Facility”) on January 19, 2023. The Term Loan Facility is secured primarily by fixed assets, real estate, and intellectual property. The maturity date of the Term Loan Facility is the earlier of the stated maturity date of the ABL Revolving Credit Facility or January 19, 2027, provided the ABL Revolving Credit Facility is extended beyond that date. The Company pays interest under the Term Loan Facility at a rate equal to SOFR (which is required to be at least 2.50%) plus 8.75%. The Company will pay a commitment fee under the Term Loan Facility of 5% of the total aggregate commitment, or $4.5 million, $1.8 million which was paid on the closing date, $1.8 million which was paid on June 20, 2023, and $0.9 million of which will be paid in the second quarter of 2024.
Amortization of the principal under the Term Loan Facility began in April with a monthly amortization rate of 0.292% of the outstanding term loan principal balance for the period April 1, 2023, through June 1, 2023, increased to 0.542% per month for the period July 1, 2023, through September 1, 2023, and increased to 0.833% thereafter. Total scheduled principal payments of approximately $9.0 million are payable over the next twelve months and as such, have been classified as current in the accompanying Consolidated Condensed Balance Sheet as of September 30, 2023. The weighted-average interest rate on current maturities of long-debt is 14.1%. The remaining balance of $78.8 million on September 30, 2023, is recorded as long-term in the accompanying Consolidated Condensed Balance Sheet.
Pursuant to the ABL Revolving Credit Facility and the Term Loan Facility, the Company is required to comply with a minimum trailing four-quarter EBITDA of $23.3 million in the second quarter, $39.2 million in the third quarter, $51.7 million in the fourth quarter, $57.6 million in the first quarter of 2024, $65.2 million in the second quarter of 2024 and $70 million thereafter. The non-cash accounts receivable reserve recorded in the quarter was not required to be included in the calculation of EBITDA pursuant to our ABL Revolving Credit Facility and the Term Loan Facility. In addition, mandatory prepayment of a portion of excess cash flow, as defined by the Term Loan Facility, is payable towards the principal amount outstanding on an annual basis. Any voluntary prepayments made are subject to a prepayment fee, as defined by the Term Loan Facility. Beginning with the first quarter of 2024, the Company is subject to a minimum fixed charge coverage ratio of 1.10 to 1.00. Further, the Company is subject to restrictions on additional indebtedness, share repurchases and dividend payments, and a limitation on capital expenditures. The Company is in compliance with all covenant requirements as of September 30, 2023.
The Company incurred $8.6 million in incremental debt issuance costs related to the new facilities, allocated between the ABL Revolving Credit Facility and the Term Loan Facility. All costs are amortized to interest expense over the term of the respective agreement. Unamortized deferred debt issuance costs associated with the ABL Revolving Credit Facility ($2.2 million as of September 30, 2023) are recorded within other assets and those associated with the Term Loan Facility ($4.8 million as of September 30, 2023) are recorded as a reduction of the carrying value of the debt on the Consolidated Condensed Balance Sheet.
Certain of the Company’s subsidiaries are borrowers or guarantors under the ABL Revolving Credit Facility and the Term Loan Facility.
In the event of voluntary or involuntary bankruptcy of the Company or any subsidiary, all unpaid principal and other amounts owing under the credit facilities automatically become due and payable. Other events of default, such as failure to make payments as they become due and breach of financial and other covenants, change of control, cross-default under other material debt agreements, and a going concern qualification for any reason other than loan maturity date give the agent the option to declare all such amounts immediately due and payable.
On June 5, 2023, the Company filed a shelf registration statement with the SEC, which allows us to issue shares of common stock, preferred stock, warrants, subscription rights, purchase contracts and debt securities in one or more offerings up to an aggregate offering price of $150 million and on terms to be determined at the time of the offering. On August 8, 2023, the Company initiated an at-the-market equity offering program (the “ATM Program”) for the sale from time to time of shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) having an aggregate offering price of up to $30.0 million. Shares of Common Stock under the ATM Program are offered using Wells Fargo Securities, LLC and HSBC Securities (USA) Inc., as sales agents (the “Sales Agents” and each a “Sales Agent”), pursuant to the equity distribution agreement, dated August 8, 2023, by and among the Company and the Sales Agents (the “Equity Distribution Agreement”). Under the terms of the Equity Distribution Agreement and subject to the instructions of the Company, the Sales Agents may sell shares of Common Stock by any lawful method deemed to be an “at-the-market offering” defined by Rule 415(a)(4) of the Securities Act of 1933, as amended, including without limitation sales made directly on the Nasdaq Global Select Market, on any other existing trading market for the shares of Common Stock, to or through a market maker or in negotiated transactions. The timing and volume of any sales of shares of Common Stock under the ATM Program will depend on a variety of factors to be determined by the Company. Sales may be made at market prices prevailing at the time of the sale, at prices related to prevailing market prices, or at negotiated prices and, as a result, sales prices may vary. Under the terms of the Equity Distribution Agreement, the Sales Agents are entitled to compensation at a fixed commission rate of 1.5% of the gross proceeds from the sale of shares of Common Stock under the ATM Program.
During the three and nine months ended September 30, 2023, the Company sold 834,228 shares of our common stock under the ATM Program. The Company generated $13.9 million in aggregate gross proceeds from sales under the ATM Program at an average sale price of $16.70 per share. Aggregate net proceeds from the ATM Program were $13.6 million after deducting related expenses, including commissions to the Sales Agents and issuance costs. Of this amount, $13.1 million in net cash proceeds were received in the three and nine months ended September 30, 2023, with the remainder received in October 2023. The Company currently is obligated to use the net proceeds from any sale of shares of Common Stock pursuant to the ATM Program to pay down the outstanding principal amount of, and any unpaid interest on, the ABL Revolving Credit Facility. However, any principal amount paid down on our ABL Revolving Credit Facility using the proceeds of the ATM Program will be, subject to compliance with the requirements and conditions set forth in the ABL Revolving Credit Facility, available to be reborrowed by the Company and used for, among other items, working capital and general corporate purposes. If the outstanding principal amount balance of the ABL Revolving Credit Facility has been reduced to zero, then the Company intends to use the net proceeds of the ATM Program for general corporate purposes. As of September 30, 2023, the Company had remaining capacity under the ATM Program to sell shares of Common Stock having an aggregate offering price up to approximately $16.1 million.
Cash on hand at the end of the quarter was $7.7 million. Net debt was $166.1 million, compared with $150.2 million at the end of 2022.
The Company expects its sales growth, reductions in working capital and availability under its ABL Revolving Credit Facility will provide sufficient cash flows to fund operations. The Company can also use its remaining availability under its ATM Program to generate additional liquidity as necessary. However, the Company may also evaluate various actions and alternatives to enhance its profitability and cash generation from operating activities, which could include manufacturing efficiency initiatives, cost-reduction measures, working with vendors and suppliers to reduce lead times and expedite shipment of critical components, and working with customers or other institutions to expedite receivable collections.
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
BACKLOG
The Company’s backlog on September 30, 2023 was $604.3 million compared with $571.4 million on December 31, 2022 and $547.1 million on October 1, 2022. The backlog on September 30, 2023 excludes backlog associated with the customer bankruptcy referred to previously.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Our contractual obligations and commitments have not changed materially from the disclosures in our 2022 Annual Report on Form 10-K.
MARKET RISK
Risk due to fluctuation in interest rates is a function of the Company’s floating rate debt obligations, which total approximately $173.7 million as of September 30, 2023. A change of 1% in interest rates of all variable rate debt would impact annual net loss by approximately $1.7 million, before income taxes.
Although the majority of our sales, expenses, and cash flows are transacted in U.S. dollars, we have exposure to changes in foreign currency exchange rates related primarily to the Euro and the Canadian dollar. The Company believes that the impact of changes in foreign currency exchange rates in 2023 has not been significant.
The future impacts of the Russia and Ukraine conflict and the COVID-19 pandemic and their residual effects, including economic uncertainty, inflationary environment, and disruption within the global supply chain, labor markets, and aerospace industry, on our business remain uncertain. As we cannot anticipate the ultimate duration or scope of the Russia-Ukraine war and the COVID-19 pandemic, the ultimate financial impact on our results cannot be reasonably estimated but could be material.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The disclosure under the heading “Market Risk” in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above is incorporated by reference into Item 3.
Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer (its principal executive officer) and Chief Financial Officer (its principal financial officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2023. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our purchases of our common stock for the three months ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (1)
July 2, 2023 - July 29, 2023	—	$—	—	$41,483,815
July 30, 2023 - August 26, 2023	—	$—	—	$41,483,815
August 27, 2023 - September 30, 2023 (2)	1,930	$16.70	—	$41,483,815
(1) On September 17, 2019, the Company’s Board of Directors authorized an additional repurchase of up to $50 million. Approximately 310,000 shares were repurchased at a cost of $8.5 million before the 10b5-1 plan associated with the share repurchase program was terminated on February 3, 2020.
(2) Represents shares withheld for taxes on the net settlement of RSU issuances.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Securities Trading Plans of Directors and Officers
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

The item below is reported in lieu of information that would be reported under Item 2.06 under Form 8-K
The Company was notified on November 6, 2023, that a non-core contract manufacturing customer within the Aerospace Segment filed for bankruptcy under Chapter 11. As a result, an allowance for estimated credit losses of $7.5 million for outstanding receivables was recorded to Selling, General and Administrative Expenses, and a $3.6 million reduction in the carrying value of inventory was recorded to Cost of Products Sold within the Consolidated Condensed Statement of Operations for the three and nine months ended September 30, 2023.
Item 6. Exhibits

Exhibit 1.1	Equity Distribution Agreement dated August 8, 2023, by and between the Company and the Agents (incorporated by reference to the Company's Current Report on Form 8-K dated August 8, 2023)

Exhibit 31.1	Section 302 Certification - Chief Executive Officer

Exhibit 31.2	Section 302 Certification - Chief Financial Officer

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.1*	Instance Document

Exhibit 101.2*	Schema Document

Exhibit 101.3*	Calculation Linkbase Document

Exhibit 101.4*	Labels Linkbase Document

Exhibit 101.5*	Presentation Linkbase Document

Exhibit 101.6*	Definition Linkbase Document

*	Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRONICS CORPORATION
(Registrant)
Date:	November 9, 2023	By:	/s/ David C. Burney
David C. Burney Executive Vice President and Chief Financial Officer (Principal Financial Officer)