Form 10-K
period 2023-12-31
ASTRONICS CORP
filed 2024-03-05
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
Form 10-K
___________________________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of February 26, 2024, 34,521,519 shares were outstanding, consisting of 28,639,141 shares of Common Stock $0.01 par value and 5,882,378 shares of Class B Stock $0.01 par value. The aggregate market value as of June 30, 2023, the last business day of the Company’s most recently completed second fiscal quarter, of the shares of Common Stock and Class B Stock of Astronics Corporation held by non-affiliates was approximately $593,000,000 (assuming conversion of all of the outstanding Class B Stock into Common Stock and assuming the affiliates of the Registrant to be its directors, executive officers and persons known to the Registrant to beneficially own more than 10% of the outstanding capital stock of the Corporation).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement relating to the 2024 Annual Meeting of Shareholders to be held May 8, 2024 (the “2024 Proxy Statement”) are incorporated by reference into Part III of this Report. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Table of Contents
ASTRONICS CORPORATION
Index to Annual Report
on Form 10-K
Year Ended December 31, 2023

FORWARD LOOKING STATEMENTS
Information included or incorporated by reference in this report that does not consist of historical facts, including statements accompanied by or containing words such as “may,” “will,” “should,” “believes,” “expects,” “expected,” “intends,” “plans,” “projects,” “approximate,” “estimates,” “predicts,” “potential,” “outlook,” “forecast,” “anticipates,” “presume,” “assume” and other words and terms of similar meaning, including their negative counterparts, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to several factors, risks and uncertainties that may cause actual results to differ materially from those that we expected, including but not limited to:
•the loss of Boeing as a major customer or a significant reduction in business with Boeing;
•the cyclical nature of the markets we serve and their sensitivity to foreign economic conditions, conflicts and events;
•the highly competitive nature of our industry;
•our dependence on government contracts and subcontracts with defense prime contractors and subcontractors, and the possibility that these contracts may be terminated, not fully funded or awarded to our competitors;
•the highly-regulated nature of our industry and the potential for fines, penalties, debarment or Federal Aviation Administration (“FAA”) decertification in the event of noncompliance;
•our ability to adapt to technological change;
•our ability to successfully develop new products;
•the incurring of loss and liabilities as a result of our acquisition strategy;
•our ability to protect our information technology infrastructure from cyber-attacks;
•our ability to adequately enforce and protect our intellectual property and defend against assertions of infringement;
•our ability to successfully procure critical components and raw materials used to manufacture our products and to manage our supply chains;
•our ability to manage the escalating costs of labor and employees benefits;
•our ability to manage price inflation for labor and materials;
•the possibility that our subcontractors will fail to perform their contractual obligations;
•our ability to avoid late delivery penalties;
•our ability to avoid increased or unexpected costs relating to our fixed-price contracts;
•our ability to avoid product failures or recalls, the costs of which may exceed our insurance coverage;
•risks relating to our manufacturing facilities, including natural disasters, war, terrorism, strikes or work stoppages;
•our ability to successfully manage our indebtedness, including restrictive financial covenants under our ABL Revolving Credit Facility and Term Loan Facility (each as defined below);
•our ability to successfully manage risks presented by fluctuating interest rates and foreign currency exposure;
•our ability to favorably resolve legal proceedings brought against us, including the ongoing Lufthansa Technik AG patent infringement claim;
•our ability to achieve our sustainability objectives;
•our ability to maintain our security clearance with the U.S. Department of Defense; and
•the volatility of our stock price.
While we believe that the forward-looking statements in this report are reasonable, these statements are not guarantees of future performance and are subject to several factors, risks and uncertainties, the impact or occurrence of which could cause actual results to differ materially from the expected results described in the forward-looking statements. Certain of these factors, risks and uncertainties are discussed in this report in Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the U.S. Securities and Exchange Commission and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
The important factors discussed above may not contain all of the factors that are important to you. In addition, new factors, risks and uncertainties may emerge from time to time that may affect the forward-looking statements made herein. Given these factors, risks and uncertainties, investors should not place undue reliance on forward-looking statements as predictive of future results. The forward-looking statements included in this report are made only as of the date hereof and are based on our current expectations. Except as required by applicable law, we disclaim any obligation to update or revise the forward-looking statements made in this report as a result of new information, future events or otherwise.

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
We have principal operations in the United States (“U.S.”), Canada, France and England, as well as engineering offices in Ukraine and India. Our operation in Ukraine is a small engineering office and we have not experienced any significant disruption in staffing or services as a result of the Ukrainian and Russian conflict.
Refinancing
On January 19, 2023, the Company completed a financing transaction totaling $205 million, which refinanced its previous revolving credit facility which was scheduled to mature in November 2023. The new financing consists of a $90 million asset-based term loan (the “Term Loan Facility”) and a $115 million asset-based revolving credit facility (the “ABL Revolving Credit Facility”). The Term Loan Facility requires monthly amortization that began in April 2023 and bears interest at the Secured Overnight Financing Rate (“SOFR”) plus 8.75%. The ABL Revolving Credit Facility bears interest at SOFR plus between 2.25% and 2.75%. For additional information, see discussion in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 8, Long-Term Debt, of Item 8, Financial Statements and Supplementary Data, of this report.
Impact of the COVID-19 Pandemic
Our business continues to face varying levels of supply chain pressures from the residual impacts of the COVID-19 pandemic. Domestic air travel has recovered from the impact of the COVID-19 pandemic, and international travel utilizing primarily widebody aircraft is close to pre-pandemic levels. As economic activity continues to recover, we will continue to monitor the situation, assessing further possible implications on our operations, supply chain, liquidity, cash flow and customer orders.
See Part I, Item 1A, Risk Factors, for an additional discussion of risk related to supply chain disruptions.
In September 2021, the Company was awarded a grant of up to $14.7 million from the U.S. Department of Transportation (“USDOT”) under the Aviation Manufacturing Jobs Protection Program (“AMJP”). The Company received $7.3 million and $7.4 million under the grant in 2022 and 2021, respectively. The grant benefit was recognized ratably over the six-month performance period as a reduction to Cost of Products Sold in proportion to the compensation expense that the award was intended to defray. During the years ended December 31, 2022 and 2021, the Company recognized $6.0 million and $8.7 million of the award, respectively.
For additional details regarding government subsidies and grants, and their impact on consolidated results of operations and financial position, see Note 1 to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this report.
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

Customer Bankruptcy
In November 2023, a non-core contract manufacturing customer reported within the Aerospace segment filed for bankruptcy under Chapter 11. As a result, the Company recorded a full reserve of $7.5 million for outstanding accounts receivable and $3.6 million for dedicated inventory. The associated assets existed prior to 2023.
Products and Customers
Our Aerospace segment designs and manufactures products for the global aerospace industry. Product lines include lighting and safety systems, electrical power generation, distribution and seat motion systems, aircraft structures, avionics products, systems certification, and other products. Our Aerospace customers are the airframe manufacturers (“OEM”) that build aircraft for the commercial transport, military and general aviation markets, suppliers to those OEMs, aircraft operators such as airlines, suppliers to the aircraft operators, and branches of the U.S. Department of Defense. During 2023, this segment’s sales were divided 72% to the commercial transport market, 10% to the military aircraft market, 13% to the general aviation market and 5% to other markets. Most of this segment’s sales are a result of contracts or purchase orders received from customers, placed on a day-to-day basis or for single year procurements rather than long-term multi-year contract commitments. On occasion, the Company does receive contractual commitments or blanket purchase orders from our customers covering multiple-year deliveries of hardware to our customers.
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
We have a significant concentration of business with one major customer, The Boeing Company (“Boeing”). Sales to Boeing accounted for 11.0% of sales in 2023, 11.0% of sales in 2022, and 10.0% of sales in 2021. Sales to Boeing are primarily in the Aerospace segment.
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
Government Contracts
All U.S. government contracts, including subcontracts where the U.S. government is the ultimate customer, may be subject to termination at the election of the government. Our revenue stream relies on military spending. Approximately 12% of our 2023 consolidated sales were made to U.S. government-related markets.
Government Regulation
The FAA regulates the manufacture, repair and operation of all aircraft and aircraft parts operated in the United States. Its regulations are designed to ensure that all aircraft and aviation equipment are continuously maintained in proper condition to ensure safe operation of the aircraft. Similar rules apply in other countries. All aircraft must be maintained under a continuous condition monitoring program and must periodically undergo thorough inspection and maintenance. The inspection, maintenance and repair procedures for the various types of aircraft and equipment are prescribed by regulatory authorities and can be performed only by certified repair facilities utilizing certified technicians. Certification and conformance is required prior to installation of a part on an aircraft. Our operations may in the future be subject to new and more stringent regulatory requirements. In that regard, we closely monitor the FAA and industry trade groups in an attempt to understand how possible future regulations might impact us. Our businesses which sell products directly to the U.S. Government or for use in systems delivered to the U.S. Government can be subject to various laws and regulations governing pricing and other factors.
There has been no material adverse effect to our Consolidated Financial Statements nor competitive positions as a result of these government regulations.
Raw Materials
Materials, supplies and components are purchased from numerous sources. We believe that the loss of any one source, although potentially disruptive in the short-term, would not materially affect our operations in the long-term.
Seasonality
Our business is typically not seasonal.
Backlog
At December 31, 2023, our consolidated backlog was $592.3 million. At December 31, 2022, our backlog was $571.4 million. The increase in backlog is driven primarily by recovering demand from our commercial transport and general aviation customers, with increased OEM build rates and increased spending by commercial airlines on fleet improvements.
Backlog in the Aerospace segment was $517.2 million at December 31, 2023, of which $474.5 million is expected to be recognized as revenue in 2024. Backlog in the Test Systems segment was $75.0 million at December 31, 2023. The Test Systems segment expects to recognize $52.1 million of this backlog as revenue in 2024.
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
Research and Development Expenses
Research and development costs are expensed as incurred and include salaries, benefits, consulting, material costs and depreciation. Research and development expenses amounted to $53.5 million in 2023, $48.3 million in 2022 and $43.3 million in 2021. These costs are included in Cost of Products Sold.
Human Capital Resources
Human Capital Management and Corporate Culture
As of December 31, 2023, we employed approximately 2,500 employees, of whom approximately 2,000 were employed in the United States and approximately 500 were employed outside of the United States. We have approximately 140 non-exempt production employees at PECO who are subject to collective bargaining agreements. We also leverage temporary workers to provide flexibility for our business and manufacturing needs.
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
•Employee stock purchase plan
•Disability and life insurance
•Commute reduction, fitness, and tuition programs
•Community service opportunities
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
Available information
We file our financial information and other materials as electronically required with the U.S. Securities and Exchange Commission (“SEC”). These materials can be accessed electronically via the Internet at www.sec.gov. We also make available free of charge through our website at www.astronics.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file those reports with, or furnish them to, the SEC. The information contained on our website is not incorporated by reference in this annual report on Form 10-K and should not be considered a part of this report.

Information About Our Executive Officers
The executive officers of the Company, their ages, their positions and offices with the Company as of December 31, 2023, and the date each assumed their office with the Company, are as follows:

Name and Age of Executive Officer	Positions and Offices with Astronics	Year First Elected Officer
Peter J. Gundermann Age 61	President, Chief Executive Officer and Director of the Company	2001
David C. Burney Age 61	Executive Vice President, Treasurer and Chief Financial Officer of the Company	2003
Mark A. Peabody Age 64	President, Aerospace Segment and Executive Vice President of Astronics Corporation	2010
James S. Kramer Age 60	Luminescent Systems Inc. President and Executive Vice President of Astronics Corporation	2010
James F. Mulato Age 63	President of Astronics Test Systems, Inc. and Executive Vice President of Astronics Corporation	2019
Michael C. Kuehn Age 63	Astronics Connectivity Systems & Certification Corp. President and Executive Vice President of Astronics Corporation	2019
The principal occupation and employment for Messrs. Gundermann, Burney, Kramer, Kuehn, Mulato and Peabody for over five years have been with the Company in their respective current roles.
ITEM 1A.    RISK FACTORS
Our business faces many risks, and you should carefully consider the following risk factors, together with all of the other information included in this report, including the financial statements and related notes contained in Item 8, Financial Statements and Supplementary Data, of this report, when deciding to invest in us. Any of the risks discussed below, or elsewhere in this report or in our other SEC filings, could have a material impact on our business, financial condition or results of operations. Additional risks not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition or results of operations in the future.
Market Risks
The loss of Boeing as a major customer or a significant reduction in business with this customer would reduce our sales and earnings. In 2023, 2022, and 2021 we had a concentration of sales to Boeing representing approximately 11.0%, 11.0%, and 10.0% of our sales, respectively. Revenue earned from sales to Boeing may decline or fluctuate significantly in the future. We may not be able to offset any decline in sales from Boeing with sales from new customers or other existing customers. The loss of this customer or a significant reduction in business with them would significantly reduce our sales and earnings. Accordingly, a portion of our potential for success will depend on our continued ability to develop and manage our relationship with Boeing.
The markets we serve are cyclical and sensitive to domestic and foreign economic conditions, conflicts and events, which may cause our operating results to fluctuate. The markets we serve are sensitive to fluctuations in general business cycles, global pandemics, domestic and foreign governmental tariffs, trade and monetary policies, national and international conflicts, and economic conditions and events, and are facing varying levels of supply chain pressures from the residual impacts of the COVID-19 pandemic. Domestic air travel has recovered from the impact of the COVID-19 pandemic, and international travel utilizing primarily widebody aircraft is close to pre-pandemic levels. If a global health crisis, similar to the COVID-19 pandemic, we to occur in the future, we may find it difficult to access our existing financing or obtain additional financing and/or fund our operations and meet our debt service obligations. Any new pandemic or other future public health crisis, or a resurgence of COVID-19 or variants could materially impact our financial condition or results of operations.
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
We depend on government contracts and subcontracts with defense prime contractors and subcontractors that may not be fully funded, may be terminated, or may be awarded to our competitors. The failure to be awarded these contracts, the failure to receive funding or the termination of one or more of these contracts could reduce our sales. Sales to the U.S. government and its prime contractors and subcontractors represent a significant portion of our business. The funding of these programs is generally subject to annual congressional appropriations, and congressional priorities are subject to change. We cannot be certain that current levels of congressional funding for programs involving our products or services will continue and that our business related to these products and services will not decline or increase at currently anticipated levels, or that we will not be subject to delays in the negotiation of contracts or increased costs due to changes in the funding of U.S. government programs or government shutdowns. In addition, government expenditures for defense programs may decline or these defense programs may be terminated. A decline in governmental expenditures, a change in spending priorities (e.g., shifting funds to assist Ukraine in the Russia and Ukraine conflict), or the termination of existing contracts may result in a reduction in the volume of contracts awarded to us. Furthermore, on contracts for which we are a subcontractor and not the prime contractor, the U.S. government could terminate the prime contract for convenience or otherwise, irrespective of our performance as a subcontractor. Also, sales to the U.S. government and its contractors as well as foreign military and government customers, either directly or as a subcontractor to other contractors, often use a competitive bidding process and have unique purchasing and delivery requirements, which often makes the timing of sales to these customers unpredictable. We have resources applied to specific government contracts and if any of those contracts were terminated, we may incur substantial costs redeploying those resources.
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
If critical components or raw materials used to manufacture our products or used in our development programs become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products and in completing our development programs, which has damaged, and could continue to damage, our business, results of operations and financial condition. Due to increased demand across a range of industries, the global supply chain for certain critical components or raw materials used in the manufacture of our products and used in our development programs has experienced, and may in future periods experience, significant strain in recent periods. Residual impacts of the COVID-19 pandemic have contributed to and exacerbated this strain to varying degrees. This constrained supply environment has adversely affected, and could further affect, availability, lead times and the cost of components, and could impact our ability to timely complete development programs, respond to accelerated or quick-turn delivery requests from customers, or meet customer demand and product delivery dates for our end customers in situations where we cannot timely secure adequate supply of these components. Moreover, if any of our suppliers become financially unstable, or otherwise unable or unwilling to provide us with raw materials or components, then we may have to find new suppliers. It may take several months to locate alternative suppliers, if required, or to redesign our products to accommodate components from different suppliers. We may experience significant delays in manufacturing and shipping our products to customers and incur additional development, manufacturing and other costs to establish alternative sources of supply if we lose any of these sources or are required to redesign our products. We cannot predict if we will be able to obtain replacement components within the time frames that we require at an acceptable cost, if at all.
In an effort to mitigate these risks, in some cases, we have incurred higher costs to secure available inventory, or have extended or placed non-cancellable purchase commitments with suppliers, which introduces inventory risk if our forecasts and assumptions prove inaccurate. While we may attempt to recover the increased costs through price increases to our customers, we may be unable to mitigate the effect on our results of operations. We have also multi-sourced and pre-ordered components and raw materials inventory in some cases in an effort to reduce the impact of the adverse supply chain conditions we have experienced. Despite our attempts to mitigate the impact on our business, these constrained supply conditions are expected to adversely impact our costs of goods sold, including our ability to continue to reduce the cost to produce our products in a manner consistent with prior periods. In addition, some suppliers have indicated that, as a result of current shortages, they intend to cease manufacture of certain components used in our products. Limits on manufacturing availability or capacity or delays in production or delivery of components or raw materials could further delay or inhibit our ability to obtain supply of components and produce finished goods. These supply chain constraints and their related challenges could result in shortages, increased material costs or use of cash, engineering design changes, and delays in new product introductions, each of which could adversely impact our growth, gross margin and financial results. These types of negative financial impacts on our business may become more acute if supply chain pressures increase.
Our financial results could continue to be adversely impacted by the escalation of labor and benefit costs. Consistent with the experience of other employers, our labor, medical and workers’ compensation costs have increased substantially in recent years and are expected to continue to rise. If this trend continues, the cost of labor and to provide healthcare and other benefits to our employees could continue to increase, adversely impacting our future profitability. Competition for employees has escalated in the labor market which has increased costs associated with attracting and retaining employees. We cannot be certain that we will be able to maintain an adequately skilled labor force necessary to operate efficiently or that our labor costs will not increase as a result of a shortage in the availability of skilled employees. Changes to healthcare regulations involving the Patient Protection and Affordable Care Act may also increase the cost of providing such benefits to our employees. We cannot predict the ultimate content, timing, or effect of any healthcare reform legislation or the impact of potential legislation or related proposals and policies on our results. Any significant increases in the costs attributable to our self-insured health and workers’ compensation plans could adversely impact our business, results of operations, financial condition and cash flows.
Price inflation for labor and materials, further exacerbated by the Russian invasion of Ukraine or the Israel-Hamas war, could adversely affect our business, results of operations and financial condition. We have experienced considerable price inflation in our costs for labor and materials in recent years, which has adversely affected our business, results of operations and financial condition. We may not be able to pass through inflationary cost increases under our existing fixed-price contracts. Our ability to raise prices to reflect increased costs may be limited by competitive conditions in the market for our products and services. Russia’s invasion of Ukraine and the Israel-Hamas war, and prolonged conflict in either such situation, may continue to result in increased inflation, escalating energy and commodity prices and increasing costs of materials. We continue to work to mitigate such pressures on our business operations as they develop. To the extent the war in Ukraine or the Israel-Hamas war adversely affects our business as discussed above, it may also have the effect of heightening many of the other risks described herein, such as those relating to cybersecurity, supply chain, volatility in prices and market conditions, any of which could negatively affect our business and financial condition.
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
Our results of operations are affected by our fixed-price contracts, which could subject us to losses in the event that we have cost overruns. For the year ended December 31, 2023, fixed-price contracts represented almost all of the Company’s sales. On fixed-price contracts, we agree to perform the scope of work specified in the contract for a predetermined price. Depending on the fixed price negotiated, these contracts may provide us with an opportunity to achieve higher profits based on the relationship between our costs and the contract’s fixed price. However, we bear the risk that increased or unexpected costs may reduce our profit or cause us to incur a loss on the contract, which would reduce our net earnings. Because our ability to terminate contracts is generally limited, we may not be able to terminate our performance requirements under these contracts at all or without substantial liability and, therefore, in the event we are sustaining reduced profits or losses, we could continue to sustain these reduced profits or losses for the duration of the contract term.
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
Our operations depend on our manufacturing facilities, which are subject to physical and other risks that could disrupt production. Our manufacturing facilities or our customers' facilities could be damaged or disrupted by a natural disaster, war, or terrorist activity. We maintain property damage and business interruption insurance at the levels typical in our industry or for our customers and suppliers, however, a pandemic or other major catastrophe, such as an earthquake, hurricane, fire, flood, tornado or other natural disaster at any of our sites, or war or terrorist activities in any of the areas where we conduct operations could result in a prolonged interruption of our business. Any disruption resulting from these events could cause significant delays in shipments of products and the loss of sales and customers, and we may not have insurance to adequately compensate us for any of these events. For leased facilities, timely renewal of leases and risk mitigation from the sale of our leased facilities is required to avoid any business interruption.
We may be subject to work stoppages at our facilities or those of our principal customers and suppliers, which could seriously impact the profitability of our business. Many aircraft manufacturers, airlines, and aerospace suppliers have unionized work forces. Any strikes, work stoppages, or slowdowns experienced by aircraft manufacturers, airlines, or aerospace suppliers could reduce our customers’ demand for additional aircraft structures or prevent us from completing production of our products.
A small percentage of our workforce is represented by unions. If we were unable to renew our labor agreements at expiration, or if our workers were to engage in a strike, work stoppage, or other slowdown, we could experience a disruption of our operations, which could cause us to be unable to deliver products to certain of our customers on a timely basis and could result in a breach of such supply agreements. This could negatively impact our results. In addition, our non-unionized labor force may become subject to labor union organizing efforts, which could cause us to incur additional labor costs and increase the related risks that we now face.
The construction of aircraft is heavily regulated, and failure to comply with applicable laws could reduce our sales or require us to incur additional costs to achieve compliance, and we may incur significant expenses to comply with new or more stringent governmental regulation. The aerospace industry is highly regulated in the United States by the FAA and in other countries by similar agencies. We must be certified by the FAA and, in some cases, by individual OEMs in order to engineer and service parts, components and aerostructures used in specific aircraft models. If any of our material authorizations or approvals were revoked or suspended, our operations would be adversely affected. New or more stringent governmental regulations may be adopted, or industry oversight heightened in the future, and we may incur significant expenses to comply with any new regulations or any heightened industry oversight. In addition, in January 2024, the FAA ordered the temporary grounding of Boeing 737-9 MAX aircraft as a result of an incident where a Boeing 737-9 MAX lost a “door plug.” This incident and the subsequent investigation, and the potential for more issues to be identified during further investigations, could result in a suspension or reduction of manufacturing of 737 MAX aircraft by Boeing. Air travelers may also respond negatively to the 737 MAX aircraft due to perceived safety concerns, which would negatively impact Boeing. Boeing is a major customer of ours and any financial or customer losses it suffers may result in a negative impact on our business, financial condition and results of operations.
Financial Risks
We have incurred losses in prior fiscal years and our future profitability is not certain. For the year ended December 31, 2023, we incurred net loss of $26.4 million. Our operating results for future periods are subject to numerous uncertainties and we cannot be certain that we will be profitable or that we will not experience substantial net losses in the future. If we are not able to increase revenue or reduce our costs, we may not be able to achieve profitability in future periods and our business, financial condition, results of operations and cash flows may be adversely affected.
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
Additionally, our ABL Revolving Credit Facility and Term Loan Facility also contain a number of restrictive covenants that impose significant operating and financial restrictions on the Company and our subsidiaries and may limit our ability to engage in acts that we believe to be in our long-term best interests. The ABL Revolving Credit Facility and Term Loan Facility include covenants restricting, among other things, the ability of the Company and our subsidiaries to:
•incur additional indebtedness;
•pay dividends on or repurchase our capital stock;
•make certain acquisitions or investments;
•sell assets; and
•engage in certain business activities.
The amount of debt we have outstanding, as well as any debt we may incur in the future, could have an adverse effect on our operational and financial flexibility. As of December 31, 2023, we had approximately $172.5 million of debt outstanding. Changes to our level of debt subsequent to December 31, 2023 could have significant consequences to our business, including the following:
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
We are subject to financing and interest rate exposure risks that could adversely affect our business, liquidity and operating results. Changes in the availability, terms and cost of capital, and increases in interest rates could cause our cost of doing business to increase and place us at a competitive disadvantage. At December 31, 2023, all of our debt was subject to variable interest rates.
A write-off of all or part of our goodwill or other intangible assets could adversely affect our operating results and net worth. At December 31, 2023, goodwill and net intangible assets were approximately 9.2% and 10.3% of our total assets, respectively. We had no goodwill impairment charges during 2023, 2022 or 2021. Our goodwill and other intangible assets may increase in the future since our strategy includes growing through acquisitions. We may have to write-off all or part of our goodwill or purchased intangible assets if their value becomes impaired. Although this write-off would not result in an outlay of cash and is not included in the financial covenant calculation, it could reduce our earnings and net worth significantly.
Our future operating results could be impacted by estimates used to calculate impairment losses on goodwill and long-lived assets. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make significant and subjective estimates and assumptions that may affect the reported amounts of tangible and intangible long-lived assets, including goodwill, in the financial statements. These estimates are integral in the determination of whether a potential non-cash impairment loss exists as well as the calculation of that loss. Actual future results could differ from those estimates. We had no such asset impairment charges in 2023, 2022 or 2021.
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
Additionally, pension obligations and the related costs are determined using actual results and actuarial valuations that involve several assumptions. The most critical assumption is the discount rate. Other assumptions include mortality, salary and bonus levels and retirement age. The discount rate assumptions are based on current market conditions and are outside of our control. Changes in these assumptions could affect our future earnings and equity.
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
Our operations in foreign countries expose us to political and currency risks and adverse changes in local legal and regulatory environments. In 2023, approximately 10% of our sales were made by our subsidiaries in foreign countries, predominately in our subsidiaries in France and Canada. Net assets held by our foreign subsidiaries total $39.1 million at December 31, 2023. Approximately 25% of our consolidated sales in 2023 were made to customers outside of the United States. Our financial results may be adversely affected by fluctuations in foreign currencies and by the translation of the financial statements of our foreign subsidiaries from local currencies into U.S. dollars. We expect international operations and export sales to continue to contribute to our earnings for the foreseeable future. Both the sales from international operations and export sales are subject in varying degrees to risks inherent in doing business outside of the U.S. Such risks include the possibility of unfavorable circumstances arising from host country laws or regulations, changes in tariff and trade barriers and import or export licensing requirements, and political or economic reprioritization, insurrection, civil disturbance or war.
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
We are subject to extensive regulation and audit by the Defense Contract Audit Agency. The accuracy and appropriateness of certain costs and expenses used to substantiate our direct and indirect costs for the U.S. Government contracts are subject to extensive regulation and audit by the Defense Contract Audit Agency, an arm of the U.S. Department of Defense (“USDOD”). Such audits and reviews could result in adjustments to our contract costs and profitability. However, we cannot ensure the outcome of any future audits and adjustments may be required to reduce net sales or profits upon completion and final negotiation of audits. If any audit or review were to uncover inaccurate costs or improper activities, we could be subject to penalties and sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from conducting future business with the U.S. Government. Any such outcome could have a material adverse effect on our financial results.
We are subject to the requirements of the National Industrial Security Program Operating Manual for facility security clearance, which is a prerequisite for our ability to perform on classified contracts for the U.S. Government. USDOD facility security clearance is required in order to be awarded and be able to perform on classified contracts for the USDOD and certain other agencies of the U.S. Government, which is a significant part of our business. We have obtained clearance at appropriate levels that require stringent qualifications, and we may be required to seek higher level clearances in the future. We cannot assure you that we will be able to maintain our security clearance. If for some reason our security clearance is invalidated or terminated, we may not be able to continue to perform our present classified contracts or be able to enter into new classified contracts, which could affect our ability to compete for and capture new business.

Our business is subject to regulation in the United States and internationally. The manufacturing of our products is subject to numerous federal, state and foreign governmental regulations. The number of laws and regulations that are being enacted or proposed by various governmental bodies and authorities is increasing. Compliance with these regulations is difficult and expensive. If we fail to adhere, or are alleged to have failed to adhere, to any applicable federal, state, or foreign laws or regulations, or if such laws or regulations negatively affect sales of our products, our business, prospects, results of operations, financial condition or cash flows may be adversely affected. In addition, our future results could be adversely affected by changes in applicable federal, state, and foreign laws and regulations, or the interpretation or enforcement thereof, including those relating to manufacturing processes, product liability, government contracts, trade rules and customs regulations, intellectual property, consumer laws, privacy laws, environmental protection, climate change, as well as accounting standards and taxation requirements (including tax-rate changes, new tax laws or revised tax law interpretations).
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
If we fail to meet expectations of securities analysts or investors due to fluctuations in our sales or operating results, our stock price could decline significantly. Our sales and earnings may fluctuate from quarter to quarter due to a number of factors, including delays or cancellations of programs and supply chain challenges on revenues and costs. It is likely that in some future quarters our operating results may fall below the expectations of securities analysts or investors. In this event, the trading price of our stock could decline significantly.
Our stock price is volatile. For the year ended December 31, 2023, our stock price ranged from a low of $10.14 to a high of $22.01. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:
•our ability to comply with the financial and other affirmative and negative covenants included in our ABL Revolving Credit Facility and Term Loan Facility;
•quarterly variations in operating results;
•variances of our quarterly results of operations from securities analyst estimates;
•changes in financial estimates;
•announcements of technological innovations and new products;
•news reports relating to trends in our markets or adverse happenings at our customers;
•the cancellation of major contracts or programs with our customers; and
•residual impacts of the COVID-19 pandemic on the aerospace industry and our Company.
In addition, the stock market in general, and the market prices for companies in the aerospace and defense industry in particular, have experienced significant price and volume fluctuations that often have been unrelated to the operating performance of the companies affected by these fluctuations. These broad market fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. Global health crises, similar to the COVID-19 pandemic, with the breadth of its impact worldwide, and particularly on the aerospace industry, could also cause significant volatility in the market price.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.    CYBERSECURITY
We recognize the critical importance of assessing, identifying, and managing material risks associated with cybersecurity threats. Our cybersecurity strategy prioritizes detection, analysis and response to known, anticipated or unexpected threats, effective management of security risks, and resiliency against incidents. This strategy is supported by both management and our Board of Directors.
We continuously strive to surpass industry best practices by implementing robust risk-based controls aimed at safeguarding both our partners’ and the Company’s information systems. In order to protect both commercial and defense-related businesses and support our production operations, the Company has adopted security principles in accordance with the National Institute of Standards and Technology Cybersecurity Framework, contractual requirements and other global standards. We conduct comprehensive annual security assessments, including external and internal penetration tests, social engineering attacks, and vulnerability assessments. These assessments provide critical insights into our security posture and help us identify and address potential weaknesses proactively. Leveraging the expertise of multiple vendors, we ensure a thorough evaluation from diverse perspectives, enhancing the effectiveness of our security measures. Furthermore, as we implement solutions, we engage with industry-leading partners to receive guidance on best practices for solution use and overall security. This collaboration ensures that our cybersecurity strategies align with the latest industry standards and best practices. We also maintain regular communication with external partners to stay abreast of current cybersecurity trends and emerging threats. This proactive approach enables us to continuously enhance our security posture and adapt our defenses to evolving cyber risks.
The Company’s Director of Information Technology (“IT”), who reports to our CFO, has over 20 years of experience leading cyber security oversight and is responsible for management of cybersecurity risk and the protection and defense of our networks and systems. Our IT security team, lead by the Director of IT, consists of professionals with broad cybersecurity experiences, including a number of cybersecurity certifications and degrees. Our cybersecurity initiatives benefit from a wealth of practical knowledge and strategic insight. The IT security teams’ comprehensive understanding of industry best practices, combined with hands-on experience in implementing cybersecurity solutions, ensures that our networks and systems are effectively protected against emerging threats. As a result, cybersecurity remains a top priority across the organization, with resources allocated efficiently to mitigate risks and enhance our overall security posture.
The Board of Directors oversees an enterprise-wide approach to risk management, designed to support the achievement of organizational objectives, including strategic objectives, to improve long-term organizational performance and enhance shareholder value. The Director of IT provides a report to the Board of Directors on an annual basis, or more frequently as needed, with respect to information security activity, security assessments, controls and investments.
We have a set of Company-wide policies and procedures concerning cybersecurity matters. The Company’s Incident Management Policy provides a framework for reporting and managing security incidents affecting the Company’s information and business computing devices and systems, losses of information, and information security concerns. All users, including employees, contractors, consultants, suppliers, customers, government, and all personnel affiliated with third parties that perform work for the Company, are obligated to report information security incidents in order to mitigate the consequences and reduce the risk of future breaches of security. Our incident response process consists of several principal steps, including 1) preparation for a cybersecurity incident, 2) detection of a security incident and assignment to the appropriate IT personnel, 3) identification and preservation of evidence, and 4) risk assessment. Depending on the nature and severity of an incident, notifications are escalated to our CEO and the Board of Directors and, if determined to be material, externally. The incident management process is overseen by the Director of IT. The Company maintains additional policies that directly or indirectly relate to cybersecurity, such as policies related to encryption standards, mobile devices and data destruction. These policies go through an internal review process and are approved by appropriate members of management.
Our IT security team reviews enterprise risk management-level cybersecurity risks annually. The following key risk elements are evaluated:
•Insiders – Whether intentional or unintentional, individuals within our Company may cause damage to our systems. We have processes in place to seek to mitigate these threats, including but not limited to controls over access to our systems and access to network resources.
•External threats – We recognize the risk that hackers, vandals, and saboteurs may seek to gain access to information contained in our systems. We employ multi-layered defense and continuous monitoring to seek to mitigate the risk associated with these threats. The Company also conducts regular periodic training of its employees as to the protection of sensitive information which includes security awareness training intended to prevent the success of “phishing” attacks.

•Third-party risks – We also consider and evaluate cybersecurity risks associated with use of third-party service providers. User access to third-party systems is reviewed annually, and we obtain and review a System and Organization Controls (SOC) 1 or SOC 2 report from key third-party service providers.
Key cybersecurity risks and mitigating responses are addressed within our Company-wide policies.
While we have experienced cybersecurity incidents in the past, to date none have materially affected the Company or our financial position, results of operations and/or cash flows. However, the risks from cybersecurity threats and incidents continue to increase, and the preventative actions we have taken and continue to take to reduce the risk of cybersecurity threats and incidents may not successfully protect against all such threats and incidents. We continue to invest in the cybersecurity and resiliency of our networks and to enhance our internal controls and processes, which are designed to help protect our systems and infrastructure, and the information they contain. For more information regarding the risks we face from cybersecurity threats, please see Item 1A, Risk Factors, under the heading “Our business and operations could be adversely impacted in the event of a failure of our information technology infrastructure or adversely impacted by a successful cyber-attack.”
ITEM 2.    PROPERTIES
On December 31, 2023, we own or lease 1.1 million square feet of space, distributed by segment as follows:

	Owned	Leased	Total
Aerospace	625,000	367,000	992,000
Test Systems	—	138,000	138,000
Total Square Feet	625,000	505,000	1,130,000
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
Not Applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s Common Stock is traded on the Nasdaq Global Select Market under the symbol “ATRO”. The approximate number of shareholders of record as of February 26, 2024, was 717 for Common Stock and 1,878 for Class B Stock.
The Company has not paid any cash dividends in the three-year period ended December 31, 2023. The Company has no plans to pay cash dividends in the future as it plans to retain all cash from operations as a source of capital to service debt and finance working capital and growth in the business.
The following table summarizes our purchases of our common stock for the three months ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Numbers (or approximate Dollar Value) of Shares that may yet be Purchased Under the Program (1)
October 1 - October 28	—	$—	—	$41,483,815
October 29 - November 25	—	$—	—	$41,483,815
November 26 - December 31	—	$—	—	$41,483,815
(1) On September 17, 2019, the Board of Directors authorized an additional share repurchase program. This program authorizes repurchases of up to $50 million of common stock. Cumulative repurchases under this plan were approximately 310,000 shares at a cost of $8.5 million before the 10b5-1 plan associated with the share repurchase program was terminated on February 3, 2020.

The following graph compares the Company’s annual percentage change in cumulative total return on common shares over the past five years with the cumulative total return of companies comprising the S&P 500 Index and the NASDAQ Composite Index. This presentation assumes that $100 was invested in shares of the relevant issuers on December 31, 2018, and that dividends received were immediately invested in additional shares. The graph plots the value of the initial $100 investment at one-year intervals for the fiscal years shown.

		2018	2019	2020	2021	2022	2023
Astronics Corp.	Return %	—	(8.21)	(52.67)	(9.30)	(14.18)	69.10
	Cum $	100.00	91.79	43.45	39.41	33.82	57.19
S&P 500 Index - Total Returns	Return %	—	31.49	18.40	28.71	(18.11)	26.29
	Cum $	100.00	131.49	155.68	200.37	164.08	207.21
NASDAQ Composite-Total Return	Return %	—	36.69	44.92	22.18	(32.54)	44.64
	Cum $	100.00	136.69	198.10	242.03	163.28	236.17

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
Important factors affecting our growth and profitability are the rate at which new aircraft are produced, government funding and timing of awards of military programs, our ability to have our products designed into new aircraft, the rates at which aircraft owners, including commercial airlines, refurbish or install upgrades to their aircraft and supply chain and labor market pressures. New aircraft build rates and aircraft owners spending on upgrades and refurbishments is cyclical and dependent on the strength of the global economy. Once one of our products is designed into a new aircraft, the spare parts business associated thereto is also frequently retained by the Company. Future growth and profitability of the Test Systems business is dependent on developing and procuring new and follow-on business. The nature of our Test Systems business is such that it pursues large, often multi-year, projects. There can be significant periods of time between orders in this business, which may result in large fluctuations of sales and profit levels and backlog from period to period. Test Systems segment customers include the USDOD, prime contractors to the USDOD, mass transit operators and prime contractors to mass transit operators.
Each of the markets that we serve presents opportunities that we expect will provide growth for the Company over the long-term. We continue to look for opportunities in all of our markets to capitalize on our core competencies to expand our existing business and to grow through strategic acquisitions.
The main challenges that we continue to face include varying levels of supply chain pressures from the residual impacts of the COVID-19 pandemic, material availability and cost increases, labor availability and cost, and improving shareholder value through increasing profitability. Increasing profitability is dependent on many things, primarily sales growth, both acquired and organic, and the Company’s ability to pass cost increases along to customers and control operating expenses, and to identify means of creating improved productivity. Sales are driven by increased build rates for existing aircraft, market acceptance and economic success of new aircraft and our products, continued government funding of defense programs, the Company’s ability to obtain production contracts for parts we currently supply or have been selected to design and develop for new aircraft platforms and continually identifying and winning new business for our Test Systems segment.
Reduced aircraft build rates driven by a weak economy, aircraft groundings, tight credit markets, reduced air passenger travel, and an increasing supply of used aircraft on the market would likely result in reduced demand for our products, which will result in lower profits. Reduction of defense spending may result in fewer opportunities for us to compete, which could result in lower profits in the future. Many of our newer development programs are based on new and unproven technology and at the same time we are challenged to develop the technology on a schedule that is consistent with specific programs. Delays in delivery schedules and incremental costs resulting from supply chain and labor rate pressures have in the past resulted, and could in the future also result in, lower profits. We will continue to address these challenges by working to improve operating efficiencies and focusing on executing on the growth opportunities currently in front of us.

Our ABL Revolving Credit Facility and Term Loan Facility each subject us to various financial and other affirmative and negative covenants with which we must comply on an ongoing or periodic basis. These include financial covenants pertaining to minimum trailing four-quarter EBITDA requirements, minimum liquidity requirements, minimum fixed charge coverage ratio requirements, and excess cash flow repayment provisions. An unexpected decline in our revenues or operating income, including occurring as a result of events beyond our control, could cause us to violate our financial covenants. Our ability to satisfy the tight financial covenants in our ABL Revolving Credit Facility and Term Loan Facility is expected to be challenging in 2024 and is an item that our management team continues to closely monitor. While the Company expects to remain in compliance with the required financial covenants for the duration of the agreements, any unexpected negative impacts to our business, including as a result of additional supply chain pressures, the timing of customer orders, and our ability to meet customer delivery schedules, or labor availability and cost pressures, could result in lower revenues and reduced financial profits, and, as a result thereof, our inability to satisfy the financial covenants in our ABL Revolving Credit Facility and Term Loan Facility.
See Part I, Item 1A, Risk Factors, for an additional discussion of risks associated with our potential inability to satisfy the financial and restrictive covenants set forth in the ABL Revolving Credit Facility and Term Loan Facility.
In September 2021, the Company was awarded a grant of up to $14.7 million from the U.S. Department of Transportation (“USDOT”) under the Aviation Manufacturing Jobs Protection Program (“AMJP”). The Company received $7.3 million and $7.4 million under the grant in 2022 and 2021, respectively. The grant benefit was recognized ratably over the six-month performance period as a reduction to Cost of Products Sold in proportion to the compensation expense that the award is intended to defray. During the years ended December 31, 2022 and 2021, the Company recognized $6.0 million and $8.7 million of the award, respectively.
We are monitoring the ongoing conflict between Russia and Ukraine and the related export controls and financial and economic sanctions imposed on certain industry sectors, including the aviation sector, and parties in Russia by the U.S., the U.K., the European Union and others. Although the conflict has not resulted in a direct material adverse impact on our business to date, the implications of the Russia and Ukraine conflict in the short-term and long-term are difficult to predict at this time. Factors such as increased energy costs, the availability of certain raw materials for aircraft manufacturers, embargoes on flights from Russian airlines, sanctions on Russian companies, and the stability of Ukrainian customers could impact the global economy and aviation sector.
In November 2023, a non-core contract manufacturing customer reported within the Aerospace segment filed for bankruptcy under Chapter 11. As a result, the Company recorded a full reserve of $7.5 million for outstanding accounts receivable and a $3.6 million reserve against dedicated inventory. The associated assets existed prior to 2023.
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
MARKETS
Commercial Transport Market
The commercial transport market is our largest end market with sales driven by new aircraft production and aftermarket airline retrofit programs. In the commercial transport market, while many of our key long-term fundamentals remain intact, we continue to see residual, though improving, near-term market pressure due to effects of certain supply chain challenges. We have experienced improvement throughout 2023 driven by the increased production rate of the 737 MAX and improved activity with our airline customers. Aircraft build rates are expected to continue to improve during 2024 and 2025 from current levels as production of the 737 MAX and A-320 is expected to increase, and the aftermarket is expected to strengthen over the course of the year as aircraft utilization and load factors increase. International travel utilizing primarily widebody aircraft is close to pre-pandemic levels and we believe widebody aircraft production rates will continue to directionally match air traffic volumes.
Sales to the commercial transport market include sales of lighting and safety systems, electrical power and seat motion systems, aircraft structures, avionics products and systems certification. Sales to this market totaled approximately $432.2 million or 62.8% of our consolidated sales in 2023.
Maintaining and growing sales to the commercial transport market will depend not only on continued market recovery post-pandemic, but also on airlines’ capital spending budgets for cabin upgrades as well as the purchase of new aircraft by global airlines. This spending by the airlines is impacted by their profits, cash flow and available financing as well as competitive pressures between the airlines to improve the travel experience for their passengers. We expect that new aircraft will be equipped with more passenger and aircraft connectivity and in-seat power than previous generation aircraft which drives demand for our avionics and power products. This market has historically experienced strong growth from airlines installing in-seat passenger power systems on their existing and newly delivered aircraft. Our ability to maintain and grow sales to this market depends on our ability to maintain our technological advantages over our competitors and maintain our relationships with major in-flight entertainment suppliers and global airlines.
Military Aerospace Market
Sales to the military aerospace market include sales of lighting and safety products, avionics products, electrical power and seat motion products and structures products. Sales to this market totaled approximately 8.9% of our consolidated sales and amounted to $61.6 million in 2023.
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
General Aviation Market
Sales to the general aviation market consist mostly of line-fit products driven by aircraft build rates although there are some aftermarket sales as well. We have seen notable improvement in the current year and expect that to continue into 2024 as build rates are expected to increase post-pandemic.
Sales to the general aviation market include sales of lighting and safety products, avionics products, and electrical power and seat motion products. Sales to this market totaled approximately 11.7% of our consolidated sales in 2023 and amounted to $80.8 million.
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
Test Systems Products
Sales by our Test Systems segment accounted for approximately 12.2% of our consolidated sales in 2023 and amounted to $84.4 million. This segment designs, develops, manufactures and maintains automated test systems that support the aerospace and defense, communications and mass transit industries as well as training and simulation devices for both commercial and military applications. Sales to the aerospace and defense market were $48.2 million in 2023. Sales to the mass transit market were $18.9 million and sales to other markets were $17.3 million in 2023.
Sales to the military and mass transit markets are subject to fluctuations resulting from changes in governmental spending, elimination of certain programs, or failure to win new business through the competitive bid process. Consistent with the Aerospace segment, the Test Systems segment does not significantly rely on any one program such that cancellation of a particular program will cause material financial loss, and we believe that we will continue to have opportunities similar to past years regarding this market.

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
Revenue Recognition
Astronics recognizes revenue when it transfers control of a promised good or service to a customer in an amount that reflects the consideration it expects to receive in exchange for the good or service. Our performance obligations are satisfied and control is transferred either at a point-in-time or over-time. The majority of our revenue is recognized at a point-in-time when control is transferred, which is generally evidenced by the shipment or delivery of the product to the customer, a transfer of title, a transfer of the significant risks and rewards of ownership, and customer acceptance. For certain contracts under which we produce products with no alternative use and for which we have an enforceable right to recover costs incurred plus a reasonable profit margin for work completed to date and for certain other contracts under which we create or enhance a customer-owned asset while performing repair and overhaul services, control is transferred to the customer over time. The Company recognizes revenue using an over time recognition model for these types of contracts.
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
Reviews for Impairment of Goodwill
Our goodwill is the result of the excess of purchase price over net assets acquired from acquisitions. We had approximately $58.2 million of goodwill as of December 31, 2023 and 2022.
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
We use the discounted cash flow method to estimate the fair value of each of our reporting units. The discounted cash flow method incorporates various assumptions, the most significant being projected sales growth rates, operating profit margins and cash flows, the terminal growth rate and the discount rate. Management projects sales growth rates, operating margins and cash flows based on each reporting unit’s current business, expected developments and operational strategies. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired and the impairment loss is recorded for the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill.
The Company’s four reporting units remaining with goodwill as of the first day of our fourth quarter were subject to the annual goodwill impairment test. Based on our quantitative assessments of our reporting units, we concluded that goodwill was not impaired in 2023, 2022 or 2021.

CONSOLIDATED RESULTS OF OPERATIONS AND PERFORMANCE

(In thousands, except percentages, employees and per share data)	2023	2022
RESULTS OF OPERATIONS:
Sales	$689,206	$534,894
Gross Margin	17.5%	13.4%
SG&A Expenses as a Percentage of Sales	18.5%	19.0%
Loss from Operations	$(6,671)	$(30,044)
Operating Margin	(1.0)%	(5.6)%
Net Gain on Sale of Businesses	$3,427	$11,284
Other (Income) Expense, Net	$(261)	$1,611
Interest Expense, Net	$23,328	$9,422
Effective Tax Rate	(0.4)%	(20.0)%
Net Loss	$(26,421)	$(35,747)
Net Loss Margin	(3.8)%	(6.7)%
Diluted Loss Per Share	$(0.80)	$(1.11)
Weighted Average Shares Outstanding – Diluted	33,104	32,164
OTHER YEAR-END DATA:
Number of Employees	2,500	2,400
A discussion by segment can be found at “Segment Results of Operations” in this MD&A.
CONSOLIDATED OVERVIEW OF OPERATIONS
2023 Compared With 2022
Consolidated sales were up $154.3 million, or 28.8%, to $689.2 million compared to the prior year. Aerospace sales increased $143.6 million, or 31.1%, driven by increased demand across our range of aerospace product lines. Test System sales increased $10.7 million, due primarily to the reversal of a $5.8 million deferred revenue liability assumed with an acquisition and associated with a customer program which is no longer expected to occur, and higher radio test product revenue.
Consolidated Cost of Products Sold in 2023 was $568.4 million, compared with $463.4 million in the prior year. The increase was primarily due to higher volume as well a $3.6 million inventory reserve charge associated with the bankruptcy of a customer and $1.4 million in non-cash stock bonuses reinstated in the current year. The prior-year period benefited from the AMJP Program grant which provided a $6.0 million offset to Cost of Products Sold. Research and development expenses increased $5.2 million due to higher innovation spend. Margins remained under pressure in the year because of inflation and supply chain workarounds. We are passing on increased costs where we can although it will take time to be reflected in sales. We are expecting continued improvement in pricing as well as stabilization in certain input costs as we advance into 2024.
Selling, General and Administrative (“SG&A”) expenses were $127.5 million in 2023 compared with $101.6 million in the prior-year period primarily due to increased wages and benefits, an accounts receivable reserve charge of $7.5 million associated with the bankruptcy of a customer, a net increase of $7.9 million in litigation-related legal expenses and reserve adjustments, and a $2.8 million increase of incentive compensation expenses recorded in SG&A. The prior-year period reflects $2.6 million in expense related to a customer accommodation dispute and a lease termination settlement.
In 2023, the Company recognized a final earnout of $3.4 million for the 2019 sale of its semiconductor test business, compared with $11.3 million recognized in the prior year. Other Income in 2023 included $1.8 million associated with the reversal of a liability related to an equity investment.
Interest expense was $23.3 million in the current year, compared with $9.4 million in the prior year, primarily driven by higher interest rates on credit facilities entered into in January 2023.
Consolidated net loss was $26.4 million, or $0.80 per diluted share, compared with net loss of $35.7 million, or $1.11 per diluted share, in the prior year.

At December 31, 2023, our consolidated backlog was $592.3 million. At December 31, 2022, our backlog was $571.4 million. Backlog in the Aerospace segment was $517.2 million at December 31, 2023. Backlog in the Test Systems segment was $75.0 million at December 31, 2023.
Income Taxes
Our effective tax rates for 2023 and 2022 were (0.4)% and (20.0)%, respectively. In the past, research and development costs were deducted as incurred. However, beginning with the 2022 tax year, these costs are required to be capitalized for tax purposes and amortized over 5 years. While this would typically result in the creation of an associated deferred tax asset, due to our cumulative three-year pre-tax loss, a valuation allowance was applied against the deferred tax asset. In addition to state income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rate (21% in 2023 and 2022) and our effective tax rate:
2023:
•Recognition of approximately $6.8 million of valuation allowance against federal deferred tax assets. See Note 11 of the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this report for additional information.
•Recognition of approximately $3.4 million of 2023 U.S. R&D tax credits.
2022:
•Recognition of approximately $13.2 million of valuation allowance against federal deferred tax assets. See Note 11 of the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this report for additional information.
•Recognition of approximately $2.6 million of 2022 U.S. R&D tax credits.
Impact of the COVID-19 Pandemic
Our business continues to face varying levels of supply chain pressures from the residual impacts of the COVID-19 pandemic. Domestic air travel has recovered from the impact of the COVID-19 pandemic, and international travel utilizing primarily widebody aircraft is close to pre-pandemic levels. As economic activity continues to recover, we will continue to monitor the situation, assessing further possible implications on our operations, supply chain, liquidity, cash flow and customer orders.
See Part I, Item 1A, Risk Factors, for an additional discussion of risk related to supply chain disruptions.
2022 Compared With 2021
For a comparison of our results of operations for the years ended December 31, 2022 and 2021, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 10, 2023.
SEGMENT RESULTS OF OPERATIONS
Operating profit (loss), as presented below, is sales less cost of products sold and other operating expenses, excluding interest expense, other corporate expenses and other non-operating sales and expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment. Operating profit (loss) is reconciled to loss before income taxes in Note 20 of Item 8, Financial Statements and Supplementary Data, of this report.
We do not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.
AEROSPACE SEGMENT

(In thousands, except percentages)	2023	2022
Sales	$604,830	$461,196
Operating Profit (Loss)	$24,629	$(1,883)
Operating Margin	4.1%	(0.4)%

	2023	2022
Total Assets	$493,660	$481,416
Backlog	$517,240	$477,660

Sales by Market	2023	2022
Commercial Transport	$432,199	$314,564
Military	61,617	54,534
General Aviation	80,842	63,395
Other	30,172	28,703
Total	$604,830	$461,196

Sales by Product Line	2023	2022
Electrical Power & Motion	$268,049	$187,446
Lighting & Safety	157,434	124,347
Avionics	113,117	97,234
Systems Certification	26,255	17,222
Structures	9,803	6,244
Other	30,172	28,703
Total	$604,830	$461,196
2023 Compared With 2022
Aerospace segment sales increased $143.6 million, or 31.1%, to $604.8 million. The improvement was driven by a 37.4%, or $117.6 million, increase in commercial transport sales. Sales to this market were $432.2 million, or 62.8% of consolidated sales in 2023, compared with $314.6 million, or 58.8% of consolidated sales in 2022. Higher airline spending and increasing OEM build rates drove the increased demand.
General Aviation sales increased $17.4 million, or 27.5%, to $80.8 million due in part to higher demand in the business jet market for electrical power and motion and avionics products. The Company expects strong demand in the business jet industry to drive higher OEM production rates in the near future, resulting in further increases in demand for its products.
Military Aircraft sales increased $7.1 million, or 13.0%, to $61.6 million from increased production of higher sales of lighting and safety and avionics products.
Aerospace segment operating profit improved to $24.6 million compared with an operating loss of $1.9 million last year, which included an Aviation Manufacturing Jobs Protection (“AMJP”) Program grant offset to Cost of Products Sold of $6.0 million. Operating margin expansion reflects the leverage gained on higher volume, partially offset by the $11.1 million in charges related to the customer bankruptcy, an increase in litigation-related legal expenses and reserve adjustments of $2.9 million, and an increase in incentive compensation expense of $2.8 million.
Aerospace bookings in 2023 were $664.3 million, for a book-to-bill ratio of 1.10:1. The book-to-bill ratio is calculated as total orders received during the period compared with total revenue recognized during the period. The Aerospace segment’s backlog at December 31, 2023 was $517.2 million, compared to $477.7 million at December 31, 2022. Approximately $474.5 million of the December 31, 2023 backlog is expected to be recognized as revenue over the next twelve months.
2022 Compared With 2021
For a comparison of Aerospace segment results for the years ended December 31, 2022 and 2021, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 10, 2023.

TEST SYSTEMS SEGMENT

(In thousands, except percentages)	2023	2022
Sales	$84,376	$73,698
Operating Loss	$(8,745)	$(8,118)
Operating Margin	(10.4)%	(11.0)%

	2023	2022
Total Assets	$122,681	$111,513
Backlog	$75,036	$93,696
2023 Compared With 2022
Test Systems segment sales were $84.4 million, up $10.7 million compared with the prior year as a result of the reversal of a $5.8 million deferred revenue liability recorded with a previous acquisition and higher radio test revenue.
Test Systems operating loss was $8.7 million compared with operating loss of $8.1 million in 2022. Absent the non-operating sales adjustment resulting from the reversal of the deferred revenue liability, Test Systems operating loss for the current period was $14.5 million and continued to be negatively affected by mix and under absorption of fixed costs due to volume, a $5.0 million increase in litigation-related legal expenses, and $0.7 million of non-cash bonuses. The Test Systems segment has been investing in significant new development programs which are expected to result in more profitable business in the near future.
Bookings for the Test Systems segment in 2023 were $59.9 million, for a book-to-bill ratio of 0.76:1 for the year. Backlog in the Test Systems segment was $75.0 million at December 31, 2023, compared to $93.7 million at December 31, 2022. The Test Systems segment expects to recognize $52.1 million of backlog as revenue in 2024.
2022 Compared With 2021
For a comparison of Test Systems segment results for the years ended December 31, 2022 and 2021, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 10, 2023.
CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
For further information on our contractual obligations and other commitments as of December 31, 2023 and estimated timing thereof, see the notes referenced below, in Item 8, Financial Statements and Supplementary Data, of this report.
Long-term Debt and Interest Payments — Refer to Note 8, Long-Term Debt, in this report. The Company completed a financing transaction totaling $205 million on January 19, 2023, which refinanced its previous revolving credit facility that was scheduled to mature in November 2023. The new financing consists of a $90 million asset-based Term Loan Facility and a $115 million asset-based revolving credit facility, which was later amended to temporarily increase the limit to $120 million until January 31, 2024 and then returning to the original $115 million. The maturity date of the Term Loan Facility is the earlier of the stated maturity date of the ABL Revolving Credit Facility or January 19, 2027, provided the ABL Revolving Credit Facility is extended beyond that date. The Term Loan Facility has an interest rate of SOFR plus 8.75% and is collateralized primarily by real estate, fixed assets and intellectual property. Amortization of the term loan principal has a monthly amortization rate of 0.833% until maturity, at which time the remaining outstanding balance is due. Scheduled principal payments of $9.0 million are due under the Term Loan Facility during 2024. The Term Loan Facility required a commitment fee of $4.5 million, $0.9 million of which is due in the second quarter of 2024. The ABL Revolving Credit Facility has a scheduled maturity of January 19, 2026, an interest rate of SOFR plus 2.25% to 2.75% and is collateralized primarily by inventory and accounts receivable. The ABL Revolving Credit Facility requires payment of a quarterly commitment fee of 0.25% or 0.375% based on the Company’s average excess availability. Future interest payments under the two credit facilities of approximately $35.5 million have been estimated using the applicable interest rate of each debt facility based on expected future borrowings and scheduled term loan repayments. Actual future ABL borrowings and rates may differ from those used to estimate the amounts discussed above.
Purchase Obligations — Purchase obligations are comprised of the Company’s commitments for goods and services in the normal course of business and amount to approximately $191.1 million payable over the next twelve months.

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
LIQUIDITY AND CAPITAL RESOURCES

(In thousands)	2023	2022
Cash Flow Data
Net Cash Flows from:
Operating Activities	$(23,950)	$(28,312)
Investing Activities	$(4,106)	$14,386
Financing Activities	$25,435	$(1,412)
Year-end Financial Position
Working Capital (1)	$246,448	$213,682
Indebtedness	$172,499	$164,000
Other Year-end Data
Capital Expenditures	$7,643	$7,675
(1) Working capital is calculated as the difference between Current Assets and Current Liabilities.
Our cash flow from operations, available borrowing capacity, and proceeds under our ATM Program (as defined below) are expected to provide us with the financial resources needed to run our operations and reinvest in our business for at least the next 12 months.
Our ability to maintain sufficient liquidity is highly dependent upon achieving expected operating results. Failure to achieve expected operating results could have a material adverse effect on our liquidity, our ability to obtain financing or access our existing financing, and our operations in the future.
Operating Activities
Cash used for operating activities totaled $24.0 million in 2023, as compared with $28.3 million cash used for operating activities in 2022. Cash flow from operating activities improved compared with 2022 primarily related to improvement in our financial results, coupled with accounts receivable and inventory using less cash as supply chain challenges have improved, partially offset by increased outflows related to accounts payable. The $3.4 million and $11.3 million earnouts in 2023 and 2022, respectively, from the sale of the semiconductor business are treated as investing activities and thus are shown as non-cash gains removed from the calculation of cash flow from operations. Additional non-cash items in 2023 include $12.6 million incremental provisions for inventory and receivables, primarily the result of the customer bankruptcy previously discussed, and a $5.8 million deferred liability recovery. Operating cash flows in 2022 benefited from the receipt of income tax refunds and AMJP grant proceeds.
Our cash flows from operations are primarily dependent on our net loss adjusted for non-cash expenses and income and the timing of collections of receivables, inventory levels and payments to suppliers and employees. Sales and operating results of our Aerospace segment are influenced by build rates of new aircraft, which are subject to general economic conditions, airline passenger travel and spending for government and military programs. Our Test Systems segment sales depends in part on capital expenditures of the aerospace and defense industry which, in turn, depend on current and future demand for those products. A reduction in demand for our customers’ products would adversely affect our operating results and cash flows.
Investing Activities
Cash used for investing activities in 2023 was $4.1 million compared to $14.4 million cash provided by investing activities in 2022. Investing cash flows in 2023 were positively impacted by the receipt of $3.4 million related to the calendar 2022 earnout from the sales of the semiconductor business compared to the receipt of $10.7 million and $11.3 million related to the calendar 2020 and 2021 earnouts, respectively, in 2022.

Future requirements for PP&E depend on numerous factors, including expansion of existing product lines and introduction of new products. Management believes that our cash flow from operations and current borrowing arrangements will provide for these capital expenditures. We expect to continue to evaluate acquisition opportunities in the future.
Financing Activities
Cash provided by financing activities totaled $25.4 million for 2023, as compared with cash used for financing activities of $1.4 million for 2022. The Company received proceeds from our at-the-market equity offering program (the “ATM Program”) of $21.3 million in 2023. Additionally, the Company made net borrowings under our credit facilities of $8.5 million in 2023 compared with net repayments of $1.0 million in 2022, partially offset by an increase in costs associated with amending and refinancing our credit facilities.
The Company amended the existing revolving credit facility on January 19, 2023 by entering into the Sixth Amended and Restated Credit Agreement (the “ABL Revolving Credit Facility”). The ABL Revolving Credit Facility set the maximum aggregate amount that the Company can borrow under the revolving credit line at $115 million, with borrowings subject to a borrowing base determined primarily by certain domestic inventory and accounts receivable. The maturity date of borrowings under the ABL Revolving Credit Facility is January 19, 2026. Under the terms of the ABL Revolving Credit Facility, the Company pays interest on the unpaid principal amount of the facility at a rate equal to SOFR (which is required to be at least 1.00%) plus 2.25% to 2.75%. The Company must pay a quarterly commitment fee under the ABL Revolving Credit Facility in an amount equal to 0.25% or 0.375% based on the Company’s average excess availability.
On June 28, 2023, the Company amended the ABL Revolving Credit Facility, temporarily increasing the maximum aggregate amount that the Company can borrow under the revolving credit line by $5 million from $115 million to $120 million until October 31, 2023, at which time the limit was to return to $115 million. On October 31, 2023, the Company executed a second amendment to extend the temporary limit of $120 million until January 31, 2024 at which time the limit returned to $115 million. Under the provisions of the ABL Revolving Credit Facility, the Company has a cash dominion arrangement with the lead banking institution whereby eligible daily cash receipts are contractually utilized to pay down outstanding borrowings and any ending cash balances subject to the dominion arrangement collateralize the outstanding borrowings under the ABL Revolving Credit Facility. Eligible cash receipts that have not yet been applied to outstanding debt balances are classified as restricted cash in the accompanying Consolidated Balance Sheets. The Company is also required to maintain minimum liquidity of $20 million through the date of delivery of the compliance certificate for the quarter ended March 31, 2024, and $10 million thereafter. On December 31, 2023, there was $87.0 million outstanding on the ABL Revolving Credit Facility and there remained $32.7 million available, net of outstanding letters of credit (though subject to the minimum liquidity requirement).
The Company also entered into a $90 million asset-based Term Loan Facility on January 19, 2023. The Term Loan Facility is secured primarily by fixed assets, real estate and intellectual property. The maturity date of the Term Loan Facility is the earlier of the stated maturity date of the ABL Revolving Credit Facility or January 19, 2027, if the ABL Revolving Credit Facility is extended beyond that date. The Company pays interest under the Term Loan Facility at a rate equal to SOFR (which is required to be at least 2.50%) plus 8.75%. The Company must pay a commitment fee under the Term Loan Facility of 5% of the total aggregate commitment, or $4.5 million, $1.8 million of which was paid on the closing date, $1.8 million of which was paid on June 19, 2023 and $0.9 million of which is due in the second quarter of 2024.
Amortization of the principal under the Term Loan Facility began in April with a monthly amortization rate of 0.292% of the outstanding term loan principal balance for the period April 1, 2023 through June 1, 2023, increasing to 0.542% per month for the period July 1, 2023 through September 1, 2023 and 0.833% monthly thereafter. Total scheduled principal payments of $9.0 million are payable in 2024 and as such, have been classified as current in the accompanying Consolidated Balance Sheets as of December 31, 2023. The interest rate on current maturities of long-term debt is variable at SOFR plus 8.75%, and was 14.2% at December 31, 2023. The remaining balance of $76.5 million as of December 31, 2023, is recorded as long-term in the accompanying Consolidated Balance Sheets.
Pursuant to the ABL Revolving Credit Facility and the Term Loan Facility, the Company was required to comply with a minimum trailing four quarter Adjusted EBITDA, as defined in the ABL Revolving Credit Facility and Term Loan Facility Agreements, of $51.7 million in the Company’s fourth quarter of 2023, increasing to $57.6 million in the first quarter of 2024, $65.2 million in the second quarter of 2024 and $70 million thereafter. The non-cash accounts receivable reserve associated with the customer bankruptcy recorded in 2023 was not required to be included in the calculation of EBITDA pursuant to our ABL Revolving Credit Facility and the Term Loan Facility. Mandatory prepayment of a portion of excess cash flow, as defined by the Term Loan Facility, is payable towards the principal amount outstanding on an annual basis. No such amounts are payable for the year ended December 31, 2023. Any voluntary prepayments made are subject to a prepayment fee, as defined by the Term Loan Facility. Beginning with the first quarter of 2024, the Company is subject to a minimum fixed charge coverage ratio of 1.10 to 1.00. Further, the Company is subject to excess cash flow repayment provisions, restrictions on additional indebtedness, share repurchases and dividend payments, and a limitation on capital expenditures. The Company was in compliance with debt covenants under the ABL Revolving Credit Facility and Term Loan Facility as of and for the year ended December 31, 2023. The Company was in compliance with debt covenants under the ABL Revolving Credit Facility and Term Loan Facility as of and for the year ended December 31, 2023.
The Company incurred $8.8 million in incremental debt issuance costs related to the new facilities, allocated between the ABL Revolving Credit Facility and the Term Loan Facility. All costs are amortized to interest expense over the term of the respective agreement. Unamortized deferred debt issuance costs associated with the ABL Revolving Credit Facility ($2.0 million as of December 31, 2023) are recorded within Other Assets and those associated with the Term Loan Facility ($4.3 million as of December 31, 2023) are recorded as a reduction of the carrying value of the debt on the Consolidated Balance Sheets.
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
On June 5, 2023, the Company filed a shelf registration statement on Form S-3 with the SEC, which allows us to issue shares of common stock, preferred stock, warrants, subscription rights, purchase contracts and debt securities in one or more offerings up to an aggregate offering price of $150 million and on terms to be determined at the time of the offering. On August 8, 2023, the Company initiated an at-the-market equity offering program (the “ATM Program”) for the sale from time to time of shares of the Company’s common stock, par value $0.01 per share having an aggregate offering price of up to $30 million. Shares of Common Stock under the ATM Program are offered using Wells Fargo Securities, LLC and HSBC Securities (USA) Inc., as sales agents (the “Sales Agents” and each a “Sales Agent”), pursuant to the equity distribution agreement, dated August 8, 2023, by and among the Company and the Sales Agents.
During the year ended December 31, 2023, the Company sold 1,334,228 shares of our common stock under the ATM Program, generating aggregate net proceeds of $21.3 million after deducting related expenses. The Company currently is obligated to use the net proceeds from any sale of shares of common stock pursuant to the ATM Program to pay down the outstanding principal amount of, and any unpaid interest on, the ABL Revolving Credit Facility. However, any principal amount paid down on our ABL Revolving Credit Facility using the proceeds of the ATM Program will be, subject to compliance with the requirements and conditions set forth in the ABL Revolving Credit Facility, available to be reborrowed by the Company and used for, among other items, working capital and general corporate purposes. If the outstanding principal amount balance of the ABL Revolving Credit Facility has been reduced to zero, then the Company intends to use the net proceeds of the ATM Program for general corporate purposes. As of December 31, 2023, the Company had remaining capacity under the ATM Program to sell shares of common stock having an aggregate offering price up to approximately $8.2 million.
Cash on hand at the end of the year was $11.3 million. Net debt was $161.2 million, compared with $150.2 million at the end of 2022.
The Company expects its cash flow from operations will provide sufficient cash flows to fund operations. However, the Company may also evaluate various actions and alternatives to enhance its profitability and cash generation from operating activities, which could include manufacturing efficiency initiatives, cost-reduction measures, working with vendors and suppliers to reduce lead times and expedite shipment of critical components, and working with customers to expedite receivable collections. The Company may also utilize available capacity under the ABL Revolving Credit Facility and sales proceeds from the ATM Program.
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
RELATED-PARTY TRANSACTIONS
Information regarding certain relationships and related transactions is incorporated herein by reference to the information included in the Company’s 2024 Proxy Statement which will be filed with the SEC within 120 days after the end of the Company’s 2023 fiscal year.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 of the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this report.
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company has limited exposure to fluctuation in foreign currency exchange rates to U.S. dollar, primarily in Canadian dollars and Euros currency. Approximately 90% of the Company’s consolidated sales are transacted in U.S. dollars. Net assets held in or measured in Canadian dollars amounted to $11.1 million at December 31, 2023. A 10% change in the value of the U.S. dollar versus the Canadian dollar would have had an immaterial impact to 2023 net loss. Net assets held in or measured in Euros amounted to $24.8 million at December 31, 2023. A 10% change in the value of the U.S. dollar versus the Euros would have had an immaterial impact to 2023 net loss.
Risk due to fluctuation in interest rates is a function of the Company’s floating rate debt obligations, which total approximately $172.5 million as of December 31, 2023. A change of 1% in interest rates of all variable rate debt would impact annual net loss by approximately $1.7 million, before income taxes.
As disclosed elsewhere in this report, the future impacts of the Russia and Ukraine conflict and the COVID-19 pandemic and their residual effects, including economic uncertainty, inflationary environment and disruption within the global supply chain, labor markets and aerospace industry, on our business remain uncertain. As we cannot anticipate the ultimate duration or scope of the Russia-Ukraine war and the residual effects of the COVID-19 pandemic, the ultimate financial impact to our results cannot be reasonably estimated, but could be material.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Astronics Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Astronics Corporation (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 4, 2024 expressed an unqualified opinion thereon.
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

Valuation of Goodwill
Description of the Matter
As of December 31, 2023, the Company’s goodwill balance was $58.2 million. As discussed in Notes 1 and 7 of the consolidated financial statements, the Company tests goodwill for impairment at the reporting unit level on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For each reporting unit, the Company performed a quantitative test using the discounted cash flow method to estimate fair value. The discounted cash flow method incorporates various assumptions, the most significant being projected sales growth rates, operating margins and cash flows, the terminal growth rate and the weighted-average cost of capital. If the carrying value of the reporting unit exceeds its fair value, goodwill impairment is measured as the amount by which the reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill.

Auditing management’s assumptions was especially challenging due to the estimation required in determining the fair value of certain of the Company’s reporting units with goodwill. The fair value estimates for certain reporting units were sensitive to the significant assumptions of the sales growth rates and operating margins. These assumptions are affected by expectations about future market and economic conditions, particularly those in the aerospace industry.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment testing process. This included the determination of the underlying significant assumptions described above, and the completeness and accuracy of the impairment analysis.

To test the estimated fair value of the Company’s reporting units, we performed audit procedures with the assistance of our valuation professionals that included, among others, assessing the methodology used, testing the significant assumptions discussed above and testing the underlying data used in the impairment analysis. We performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. We compared the significant assumptions used by management to current industry and economic trends, historical trends of the Company, and other relevant factors and assessed the historical accuracy of management’s estimates. We also involved our valuation professionals to assist in our evaluation of the weighted-average cost of capital used in the fair value estimates. In addition, we tested the reconciliation of the fair value of the Company’s reporting units to the market capitalization of the Company as of the annual impairment testing date.

Revenue Recognition
Description of the Matter
For the year ended December 31, 2023, the Company’s sales totaled $689.2 million. As discussed in Note 2 to the consolidated financial statements, some of the Company’s contracts with customers contain multiple performance obligations. The majority of the Company’s revenue from contracts with customers is recognized at a point in time when the customer obtains control of the product, which is generally upon delivery and acceptance by the customer. For contracts with customers in which the Company satisfies its promise to the customer to provide a service or a product that has no alternative use to the Company and the Company has enforceable rights to payment for progress completed to date inclusive of profit, the Company recognizes revenue over time as it satisfies the performance obligation.

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

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1992.
Buffalo, New York
March 4, 2024

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based upon the framework in Internal Control – Integrated Framework originally issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2023.
Ernst & Young LLP, independent registered public accounting firm, has audited our Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

By:	/s/ Peter J. Gundermann	March 4, 2024
Peter J. Gundermann
President & Chief Executive Officer
(Principal Executive Officer)

	/s/ David C. Burney	March 4, 2024
David C. Burney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Astronics Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Astronics Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Astronics Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated March 4, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Buffalo, New York
March 4, 2024

ASTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share data)	2023	2022	2021
Sales	$689,206	$534,894	$444,908
Cost of Products Sold	568,410	463,354	379,545
Gross Profit	120,796	71,540	65,363
Selling, General and Administrative Expenses	127,467	101,584	99,051
Net Gain on Sale of Facility	—	—	5,014
Loss from Operations	(6,671)	(30,044)	(28,674)
Net Gain on Sale of Businesses	3,427	11,284	10,677
Other (Income) Expense, Net	(261)	1,611	2,159
Interest Expense, Net of Interest Income	23,328	9,422	6,804
Loss Before Income Taxes	(26,311)	(29,793)	(26,960)
Provision for (Benefit from) Income Taxes	110	5,954	(1,382)
Net Loss	$(26,421)	$(35,747)	$(25,578)
Basic Loss Per Share	$(0.80)	$(1.11)	$(0.82)
Diluted Loss Per Share	$(0.80)	$(1.11)	$(0.82)
See notes to Consolidated Financial Statements.

ASTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(In thousands)	2023	2022	2021
Net Loss	$(26,421)	$(35,747)	$(25,578)
Other Comprehensive Income:
Foreign Currency Translation Adjustments	984	(1,928)	(939)
Retirement Liability Adjustment – Net of Tax	(884)	6,897	2,894
Total Other Comprehensive Income	100	4,969	1,955
Comprehensive Loss	$(26,321)	$(30,778)	$(23,623)
See notes to Consolidated Financial Statements.

ASTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share and per share data)	2023	2022
ASSETS
Current Assets:
Cash and Cash Equivalents	$4,756	$13,778
Restricted Cash	6,557	—
Accounts Receivable, Net of Allowance for Estimated Credit Losses	172,108	147,790
Inventories	191,801	187,983
Prepaid Expenses and Other Current Assets	14,560	15,743
Total Current Assets	389,782	365,294
Property, Plant and Equipment, Net of Accumulated Depreciation	85,436	90,658
Operating Right-of-Use Assets	27,909	13,028
Other Assets	7,035	8,605
Intangible Assets, Net of Accumulated Amortization	65,420	79,277
Goodwill	58,210	58,169
Total Assets	$633,792	$615,031
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current Maturities of Long-term Debt	$8,996	$4,500
Accounts Payable	61,134	64,193
Accrued Payroll and Employee Benefits	22,038	15,588
Accrued Income Taxes	3,045	6,410
Current Operating Lease Liabilities	5,069	4,441
Other Accrued Expenses	21,023	23,913
Customer Advanced Payments and Deferred Revenue	22,029	32,567
Total Current Liabilities	143,334	151,612
Long-term Debt	159,237	159,500
Supplemental Retirement Plan and Other Liabilities for Pension Benefits	29,290	26,604
Long-term Operating Lease Liabilities	24,376	9,942
Other Liabilities	26,730	25,583
Deferred Income Taxes	1,307	1,870
Total Liabilities	384,274	375,111
Shareholders’ Equity:
Common Stock, $.01 par value, Authorized 40,000,000 Shares 31,402,141 Shares Issued and 28,569,316 Outstanding at December 31, 2023 29,121,924 Shares Issued and 25,967,233 Outstanding at December 31, 2022	314	291
Convertible Class B Stock, $.01 par value, Authorized 15,000,000 Shares 5,952,203 Shares Issued and Outstanding at December 31, 2023 6,314,430 Shares Issued and Outstanding at December 31, 2022	59	63
Additional Paid-in Capital	129,544	98,630
Accumulated Other Comprehensive Loss	(9,426)	(9,526)
Retained Earnings	209,753	240,360
Treasury Stock, 2,832,825 Shares at December 31, 2023 3,154,691 Shares at December 31, 2022	(80,726)	(89,898)
Total Shareholders’ Equity	249,518	239,920
Total Liabilities and Shareholders’ Equity	$633,792	$615,031

See notes to Consolidated Financial Statements.

ASTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended December 31,
Cash Flows from Operating Activities	2023	2022	2021
Net Loss	$(26,421)	$(35,747)	$(25,578)
Adjustments to Reconcile Net Loss to Cash Flows from Operating Activities:
Non-cash Items:
Depreciation and Amortization	26,104	27,777	29,005
Amortization of Deferred Financing Fees	3,023	—	—
Provisions for Non-Cash Losses on Inventory and Receivables	16,003	3,415	3,942
Equity-based Compensation Expense	7,198	6,497	6,460
Deferred Tax Expense (Benefit)	146	19	(441)
Operating Lease Non-cash Expense	5,088	6,028	5,198
Net Gain on Sales of Assets	—	—	(5,083)
Contingent Consideration Liability Fair Value Adjustment	—	—	(2,200)
Non-cash Accrued 401K Contribution	5,106	4,512	4,199
Non-cash Accrued Stock Bonus Expense	4,249	—	—
Net Gain on Sale of Business, Before Taxes	(3,427)	(11,284)	(10,677)
Non-cash Litigation Provision Adjustment	(1,305)	500	8,374
Non-cash Deferred Liability Recovery	(5,824)	—	—
Other	1,913	3,086	4,179
Changes in Operating Assets and Liabilities:
Accounts Receivable	(31,872)	(41,646)	(14,832)
Inventories	(13,283)	(34,058)	(5,150)
Accounts Payable	(4,495)	27,843	8,610
Accrued Expenses	4,634	1,193	(5,344)
Income Taxes	(1,949)	16,134	156
Customer Advanced Payments and Deferred Revenue	(4,835)	5,264	(235)
Operating Lease Liabilities	(4,880)	(7,295)	(6,036)
Supplemental Retirement Plan Liabilities	(408)	(405)	(404)
Other Assets and Liabilities	1,285	(145)	327
Net Cash from Operating Activities	(23,950)	(28,312)	(5,530)
Cash Flows from Investing Activities
Proceeds from Sale of Businesses and Assets	3,537	22,061	9,213
Capital Expenditures	(7,643)	(7,675)	(6,034)
Net Cash from Investing Activities	$(4,106)	$14,386	$3,179

ASTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(In thousands)	Year Ended December 31,
Cash Flows from Financing Activities	2023	2022	2021
Proceeds from Long-term Debt	$139,732	$125,825	$20,000
Principal Payments on Long-term Debt	(131,233)	(124,825)	(30,000)
Stock Award and Employee Stock Purchase Plan (“ESPP”) activity	2,476	97	3,396
Proceeds from At-the-Market (“ATM”) Stock Sales	21,269	—	—
Finance Lease Principal Payments	(47)	(93)	(901)
Debt Acquisition Costs	(6,762)	(2,416)	—
Net Cash from Financing Activities	25,435	(1,412)	(7,505)
Effect of Exchange Rates on Cash	156	(641)	(799)
Decrease in Cash and Cash Equivalents and Restricted Cash	(2,465)	(15,979)	(10,655)
Cash and Cash Equivalents and Restricted Cash at Beginning of Year	13,778	29,757	40,412
Cash and Cash Equivalents and Restricted Cash at End of Year	$11,313	$13,778	$29,757

Supplemental Disclosure of Cash Flow Information
Interest Paid	$17,689	$7,605	$5,951
Income Taxes Paid (Refunded), Net of (Refunds) Payments	$1,964	$(9,978)	$(1,250)
See notes to Consolidated Financial Statements.

ASTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Year Ended December 31,
(In thousands)	2023	2022	2021
Common Stock
Beginning of Year	$291	$289	$278
Issuance of Common Stock Through At-the-Market Offering	14	—	—
Net Exercise of Stock Options, including ESPP	4	—	5
Net Issuance of Common Stock for Restricted Stock Units (“RSUs”)	1	1	1
Class B Stock Converted to Common Stock	4	1	5
End of Year	$314	$291	$289
Convertible Class B Stock
Beginning of Year	$63	$64	$69
Class B Stock Converted to Common Stock	(4)	(1)	(5)
End of Year	$59	$63	$64
Additional Paid in Capital
Beginning of Year	$98,630	$92,037	$82,187
Issuance of Common Stock Through ATM Offering, Net of Offering Costs	21,246	—	—
Net Exercise of Stock Options, including ESPP, and Equity-based Compensation Expense	10,309	6,897	10,029
Tax Withholding Related to Issuance of RSUs	(641)	(304)	(179)
End of Year	$129,544	$98,630	$92,037
Accumulated Comprehensive Loss
Beginning of Year	$(9,526)	$(14,495)	$(16,450)
Foreign Currency Translation Adjustments	984	(1,928)	(939)
Retirement Liability Adjustment – Net of Taxes	(884)	6,897	2,894
End of Year	$(9,426)	$(9,526)	$(14,495)
Retained Earnings
Beginning of Year	$240,360	$287,225	$312,803
Net Loss	(26,421)	(35,747)	(25,578)
Reissuance of Treasury Shares for 401K Contribution	(4,186)	(11,118)	—
End of Year	$209,753	$240,360	$287,225
Treasury Stock
Beginning of Year	$(89,898)	$(108,516)	$(108,516)
Shares Issued to Fund 401K Obligation	9,172	18,618	—
End of Year	$(80,726)	$(89,898)	$(108,516)
Total Shareholders’ Equity	$249,518	$239,920	$256,604
See notes to Consolidated Financial Statements.

ASTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY, CONTINUED

	Year Ended December 31,
(Share data, in thousands)	2023	2022	2021
Common Stock
Beginning of Year	29,122	28,911	27,825
Issuance of Common Stock Through ATM Offering	1,334	—	—
Net Issuance from Exercise of Stock Options, including ESPP	437	20	485
Net Issuance of Common Stock for RSUs	147	106	70
Class B Stock Converted to Common Stock	362	85	531
End of Year	31,402	29,122	28,911
Convertible Class B Stock
Beginning of Year	6,314	6,375	6,877
Net Issuance of Restricted Stock	—	—	4
Net Issuance from Exercise of Stock Options	—	24	25
Class B Stock Converted to Common Stock	(362)	(85)	(531)
End of Year	5,952	6,314	6,375
Treasury Stock
Beginning of Year	3,155	3,808	3,808
Shares Issued to Fund 401K Obligation	(322)	(653)	—
End of Year	2,833	3,155	3,808
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
See Note 21 for details of our divestiture related activities in 2023, 2022 and 2021. There was no acquisition activity in 2023, 2022 or 2021.
Impact of the COVID-19 Pandemic
Our business continues to face varying levels of supply chain pressures from the residual impacts of the COVID-19 pandemic. Domestic air travel has recovered from the impact of the COVID-19 pandemic, and international travel utilizing primarily widebody aircraft is close to pre-pandemic levels. As economic activity continues to recover, we will continue to monitor the situation, assessing further possible implications on our operations, supply chain, liquidity, cash flow and customer orders.
In September 2021, the Company was awarded a grant of up to $14.7 million from the U.S. Department of Transportation (“USDOT”) under the Aviation Manufacturing Jobs Protection Program (“AMJP”). The Company received $7.3 million and $7.4 million under the grant in 2022 and 2021, respectively. The grant benefit was recognized ratably over the six-month performance period as a reduction to Cost of Products Sold in proportion to the compensation expense that the award is intended to defray. During the years ended December 31, 2022 and 2021, the Company recognized $6.0 million and $8.7 million of the award, respectively.
Additionally, the Company qualified for government subsidies from the Canadian and French governments as a result of the COVID-19 pandemic’s impact on our foreign operations. The Canadian and French subsidies are income-based grants intended to reimburse the Company for certain employee wages. The grants are recognized as income over the periods in which the Company recognizes as expenses the costs the grants are intended to defray, primarily during 2021 with an immaterial amount recognized during 2022.
The following table presents the COVID-19 related government assistance, including AMJP, recorded during the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Reduction in Cost of Products Sold	$—	$6,062	$10,682
Reduction in Selling, General and Administrative Expenses	—	11	228
Total	$—	$6,073	$10,910
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.
The Company accounts for its acquisitions under ASC Topic 805, Business Combinations and Reorganizations (“ASC Topic 805”). ASC Topic 805 provides guidance on how the acquirer recognizes and measures the consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests, and goodwill acquired in a business combination. ASC Topic 805 also expands required disclosures surrounding the nature and financial effects of business combinations. There were no acquisitions in 2023, 2022 or 2021.

Cost of Products Sold, Research and Development and Selling, General and Administrative Expenses
Cost of Products Sold includes the costs to manufacture products such as direct materials and labor and manufacturing overhead as well as all engineering and developmental costs. The Company is engaged in a variety of research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. Research and development costs are expensed as incurred and include salaries, benefits, consulting, material costs and depreciation. Research and development expenses amounted to $53.5 million in 2023, $48.3 million in 2022 and $43.3 million in 2021. These costs are included in Cost of Products Sold. SG&A expenses include costs primarily related to our sales, marketing and administrative departments. Interest expense is shown net of interest income. Interest income was insignificant for the years ended December 31, 2023, 2022 and 2021.
Shipping and Handling
Shipping and handling costs are included in Cost of Products Sold.
Equity-Based Compensation
The Company accounts for its stock options following Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation (“ASC Topic 718”). ASC Topic 718 requires all equity-based payments to employees, including grants of employee stock options and restricted stock units (“RSUs”), to be recognized in the statement of earnings based on the grant date fair value of the award. For awards with graded vesting, the Company uses a straight-line method of attributing the value of stock-based compensation expense, subject to minimum levels of expense, based on vesting. The Company accounts for forfeitures as they occur.
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
Restricted Cash
Under the provisions of the ABL Revolving Credit Facility (as defined and discussed below in Note 8), the Company has a cash dominion arrangement with the banking institution for its accounts within the United States whereby daily cash receipts are contractually utilized to pay down outstanding balances on the ABL Revolving Credit Facility. Account balances that have not yet been applied to the ABL Revolving Credit Facility are classified as restricted cash in the accompanying Consolidated Balance Sheets. The following table provides a reconciliation of cash and restricted cash included in Consolidated Balance Sheets to the amounts included in the Consolidated Statements of Cash Flows.

	December 31,
(In thousands)	2023	2022
Cash and Cash Equivalents	$4,756	$13,778
Restricted Cash	6,557	—
Total Cash and Restricted Cash Shown in Statements of Cash Flows	$11,313	$13,778
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
Although the Company has historically not experienced significant credit losses, the Company’s exposure to credit losses may increase if its customers are adversely affected by global economic recessions, industry conditions, or other customer-specific factors.

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
Cloud Computing Arrangements
The Company incurs costs to implement cloud computing arrangements that are hosted by third party vendors. Implementation costs associated with cloud computing arrangements are capitalized when incurred during the application development phase. Amortization is calculated on a straight-line basis over the contractual term of the cloud computing arrangement. Capitalized amounts related to such arrangements are recorded within Other Current Assets and other non-current assets in the Consolidated Balance Sheets and were insignificant as of December 31, 2023 and December 31, 2022.
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
Depreciation expense was approximately $12.2 million, $12.0 million and $12.7 million in 2023, 2022 and 2021, respectively.
Deferred Financing Costs
The Company incurs debt issuance costs in connection with amending or entering into new credit facilities. These costs are amortized as an adjustment to interest expense over term of the credit facility on a straight-line basis, which approximates the effective interest method. Debt issuance amortization expense was approximately $3.0 million, $0.8 million and $0.4 million in 2023, 2022 and 2021, respectively.
On January 19, 2023, the Company completed a financing transaction, which refinanced its previous revolving credit facility which was scheduled to mature in November 2023. The new financing consists of a $90 million asset-based term loan (the “Term Loan Facility”) and a $115 million asset-based revolving credit facility (the “ABL Revolving Credit Facility”). The Company incurred $8.8 million in debt issuance costs related to the new facilities, allocated between the ABL Revolving Credit Facility and the Term Loan Facility. Unamortized deferred debt issuance costs associated with the ABL Revolving Credit Facility ($2.0 million as of December 31, 2023) are recorded within Other Assets and those associated with the Term Loan Facility ($4.3 million as of December 31, 2023) are recorded as a reduction of the carrying value of the debt on the Consolidated Balance Sheets. The unamortized balance of deferred financing costs on our previous credit facility of $3.2 million is recorded within Other Assets on the Consolidated Balance Sheet at December 31, 2022.
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
The 2023, 2022 and 2021 assessments indicated no impairment to the carrying value of goodwill in any of the Company’s reporting units and no impairment charges were recognized.
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
Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and long-term debt. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company does not hold or issue financial instruments for trading purposes. Due to their short-term nature, the carrying values of cash and equivalents, restricted cash, accounts receivable and accounts payable approximate fair value. The carrying value of the Company’s variable rate long-term debt instruments also approximates fair value due to the variable rate feature of these instruments.
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
We recognized income of $1.8 million associated with the reversal of a liability related to an equity investment, as we will no longer be required to make an associated payment. This amount is included in Other Expense, Net of Other Income in the Consolidated Statement of Operations as of December 31, 2023. Our ownership percentage in this company was diluted during 2023, thus our equity investment was converted to the cost method.
Deferred Tax Asset Valuation Allowance
The Company records a valuation allowance against the deferred tax assets if and to the extent it is more likely than not that the Company will not recover the deferred tax assets. In evaluating the need for a valuation allowance, the Company weighs all relevant positive and negative evidence, and considers among other factors, historical financial performance, projected future taxable income, scheduled reversals of deferred tax liabilities, the overall business environment, and tax planning strategies. After considering the losses in recent periods and cumulative pre-tax losses in the three-year period ending with the current year, the Company determined that projections of future taxable income could not be relied upon as a source of income to realize its deferred tax assets. However, the Company is relying on a significant portion of its existing deferred tax liabilities for the realizability of deferred tax assets. As a result, the Company has valuation allowances against its deferred tax assets of approximately $65.6 million, $57.4 million, and $43.5 million during the years ended December 31, 2023, 2022 and 2021, respectively, for the portion of deferred tax asset not realizable by the Company’s existing deferred tax liabilities.
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
Foreign Currency Translation
The Company accounts for its foreign currency translation in accordance with ASC Topic 830, Foreign Currency Translation. The aggregate transaction gains and losses included in operations were insignificant in 2023, 2022 and 2021.
Dividends
The Company has not paid any cash dividends in the three-year period ended December 31, 2023.
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

Newly Adopted and Recent Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted

Standard	Description	Financial Statement Effect or Other Significant Matters
ASU No. 2023-06 Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative	This ASU amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited.	The Company will monitor the removal of various requirements from the current regulations in order to determine when to adopt the related amendments, but does not anticipate the adoption of the new guidance will have a material impact on the Company’s Consolidated Financial Statements.
ASU No. 2023-07 Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosure	The standard includes updates to the disclosure requirements for a public entity’s reportable segments and provides more detailed information about a reportable segment’s expenses. The new standard is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024, with retrospective application required.	The Company is currently evaluating the impact of adopting this guidance. We expect adoption to result in additional disclosures in the notes to our Consolidated Financial Statements.
ASU No. 2023-09 Income Taxes (Topic 740), Improvements to Income Tax Disclosures	The amendments in this update require enhanced disclosures within the annual rate reconciliation, including new requirements to present reconciling items on a gross basis in specified categories, disclosure of both percentages and dollar amounts, and disaggregation of the reconciling items by nature when they meet a quantitative threshold. The update also includes enhanced disclosure requirements for income taxes paid. The new standard is effective for annual periods beginning after December 15, 2024; early adoption is permitted.	The Company is currently evaluating the impact of adopting this guidance. We expect adoption to result in additional disclosures in the notes to our Consolidated Financial Statements.
We consider the applicability and impact of all ASUs. ASUs not listed above were assessed and determined to be either not applicable or had or are expected to have minimal impact on our financial statements and related disclosures.
NOTE 2 — REVENUE
Revenue is recognized when, or as, the Company transfers control of promised products or services to a customer in an amount that reflects the consideration the Company expects to be entitled in exchange for transferring those products or services. Sales shown on the Company’s Consolidated Statements of Operations are from contracts with customers.
Payment terms and conditions vary by contract, although terms generally include a requirement of payment within a range from 30 to 90 days after the performance obligation has been satisfied; or in certain cases, up-front deposits. In circumstances where the timing of revenue recognition differs from the timing of receipt of consideration, the Company has determined that the Company’s contracts generally do not include a significant financing component. Taxes collected from customers, which are subsequently remitted to governmental authorities, are excluded from sales.
The Company recognizes an asset for the incremental, material costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year and the costs are expected to be recovered. These incremental costs include, but are not limited to, sales commissions incurred to obtain a contract with a customer. The Company has elected the practical expedient available under ASC 340-40-25-4 to immediately expense the incremental cost of obtaining a contract when the expected benefit of those costs is less than one year. As of December 31, 2023 and 2022, the Company did not have material incremental costs on any open contracts with an original expected duration of greater than one year.
The Company recognizes an asset for certain, material costs to fulfill a contract if it is determined that the costs relate directly to a contract or an anticipated contract that can be specifically identified, generate or enhance resources that will be used in satisfying performance obligations in the future, and are expected to be recovered. Such costs are amortized on a systematic basis that is consistent with the transfer to the customer of the goods to which the asset relates. Start-up costs are expensed as incurred. Capitalized fulfillment costs are included in Inventories in the accompanying Consolidated Balance Sheets. Should future orders not materialize or it is determined the costs are no longer probable of recovery, the capitalized costs are written off. The Company has capitalized $4.7 million and $2.5 million of costs as of December 31, 2023 and 2022, respectively.
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account. The majority of our contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts which are, therefore, not distinct. Thus, the contract’s transaction price is the revenue recognized when or as that performance obligation is satisfied. Promised goods or services that are immaterial in the context of the contract are not separately assessed as performance obligations.
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
The majority of the Company’s revenue from contracts with customers is recognized at a point in time, when the customer obtains control of the promised product. In general, the customer has obtained control when they have legal title, significant risks and rewards of ownership of the asset, and the Company has a present right to payment for the product. These contracts may provide credits or incentives, which may be accounted for as variable consideration. Variable consideration is estimated at the most likely amount to predict the consideration to which the Company will be entitled, and only to the extent it is probable that a subsequent change in estimate will not result in a significant revenue reversal when estimating the amount of revenue to recognize. Variable consideration is treated as a change to the sales transaction price and based on an assessment of all information (i.e., historical, current and forecasted) that is reasonably available to the Company, and estimated at contract inception and updated at the end of each reporting period as additional information becomes available. Most of our contracts do not contain rights to return product; where this right does exist, it is evaluated as possible variable consideration.
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
The Company also recognizes revenue from service contracts (including service-type warranties) over time. The Company recognizes revenue over time during the term of the agreement as the customer is simultaneously receiving and consuming the benefits provided throughout the Company’s performance. The Company typically recognizes revenue over time using a cost-to-cost method, where revenues are recognized proportionally as costs are incurred, or on a straight-line basis throughout the contract period.
On December 31, 2023, we had $592.3 million of remaining performance obligations, which we refer to as total backlog. We expect to recognize approximately $526.5 million of our remaining performance obligations as revenue in 2024.
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
We recognized $27.6 million and $14.8 million during the year ended December 31, 2023 and 2022, respectively, in revenues that were included in the contract liability balance at the beginning of the period.
The Company’s contract assets and contract liabilities consist of costs and profits in excess of billings and billings in excess of cost and profits, respectively. The following table presents the beginning and ending balances of contract assets and contract liabilities:

(In thousands)	Contract Assets	Contract Liabilities
Beginning Balance, January 1, 2023	$27,349	$33,209
Ending Balance, December 31, 2023	$46,321	$22,888
The increase in contract assets reflects the net impact of new revenue recognized in excess of billings exceeding billing of previously unbilled revenue during the period. The decrease in contract liabilities reflects the net impact of revenue recognized in excess of new customer advances or deferred revenues recorded, as well as a $5.8 million reversal of a deferred revenue liability assumed with an acquisition and associated with a customer program within our Test Systems Segment which is no longer expected to occur, resulting in revenue recognized during the year ended December 31, 2023.
The following table presents our revenue disaggregated by Market Segments as of December 31 as follows:

(In thousands)	2023	2022	2021
Aerospace Segment
Commercial Transport	$432,199	$314,564	$201,990
Military Aircraft	61,617	54,534	70,312
General Aviation	80,842	63,395	56,673
Other	30,172	28,703	36,263
Aerospace Total	604,830	461,196	365,238

Test Systems Segment
Government & Defense	84,376	73,698	79,670
Test Systems Total	84,376	73,698	79,670

Total	$689,206	$534,894	$444,908

The following table presents our revenue disaggregated by Product Lines as of December 31 as follows:

(In thousands)	2023	2022	2021
Aerospace Segment
Electrical Power & Motion	$268,049	$187,446	$141,746
Lighting & Safety	157,434	124,347	103,749
Avionics	113,117	97,234	64,901
Systems Certification	26,255	17,222	13,050
Structures	9,803	6,244	5,529
Other	30,172	28,703	36,263
Aerospace Total	604,830	461,196	365,238

Test Systems	84,376	73,698	79,670

Total	$689,206	$534,894	$444,908
NOTE 3 — ACCOUNTS RECEIVABLE
Accounts receivable at December 31 consists of:

(In thousands)	2023	2022
Trade Accounts Receivable	$134,980	$123,071
Unbilled Recoverable Costs and Accrued Profits	46,321	27,349
Total Receivables, Gross	181,301	150,420
Less Allowance for Estimated Credit Losses	(9,193)	(2,630)
Total Receivables, Net	$172,108	$147,790
In November 2023, a non-core contract manufacturing customer reported within the Aerospace segment filed for bankruptcy under Chapter 11. As a result, the Company recorded a full reserve of $7.5 million for outstanding accounts receivable.
The following table provides a rollforward of the allowance for estimated credit losses that is deducted from accounts receivable to present the net amount expected to be collected at December 31:

(In thousands)
Balance at December 31, 2021	$3,183
Bad Debt Expense, Net of Recoveries	565
Write-off Charges Against the Allowance and Other Adjustments	(1,118)
Balance at December 31, 2022	2,630
Bad Debt Expense, Net of Recoveries	7,772
Write-off Charges Against the Allowance and Other Adjustments	(1,209)
Balance at December 31, 2023	$9,193

NOTE 4 — INVENTORIES
Inventories at December 31 are as follows:

(In thousands)	2023	2022
Finished Goods	$29,013	$30,703
Work in Progress	32,118	29,895
Raw Material	130,670	127,385
Total Inventories	$191,801	$187,983
At December 31, 2023, the Company’s reserve for inventory valuation was $38.5 million, or 16.7% of gross inventory. At December 31, 2022, the Company’s reserve for inventory valuation was $36.8 million, or 16.4% of gross inventory.
In November 2023, a non-core contract manufacturing customer reported within the Aerospace segment filed for bankruptcy under Chapter 11. As a result, the Company recorded a full reserve of $3.6 million for dedicated inventory.
NOTE 5 — PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipment at December 31 are as follows:

(In thousands)	2023	2022
Land	$8,606	$8,578
Building and Improvements	71,480	73,744
Machinery and Equipment	126,725	123,071
Construction in Progress	4,219	6,415
Total Property, Plant and Equipment, Gross	211,030	211,808
Less Accumulated Depreciation	125,594	121,150
Total Property, Plant and Equipment, Net	$85,436	$90,658
NOTE 6 — INTANGIBLE ASSETS
The following table summarizes acquired intangible assets at December 31 as follows:

		2023		2022
(In thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	11 years	$2,146	$2,146	$2,146	$2,066
Non-compete Agreement	4 years	11,082	11,072	11,082	11,052
Trade Names	10 years	11,426	9,973	11,402	9,350
Completed and Unpatented Technology	9 years	47,896	38,961	47,855	34,877
Customer Relationships	15 years	142,208	87,186	142,133	77,996
Total Intangible Assets	12 years	$214,758	$149,338	$214,618	$135,341
Amortization is computed on the straight line method for financial reporting purposes. Amortization expense for intangibles was $13.9 million, $14.9 million and $15.4 million for 2023, 2022 and 2021, respectively.
Based upon acquired intangible assets at December 31, 2023, amortization expense for each of the next five years is estimated to be:

(In thousands)
2024	$12,856
2025	$10,935
2026	$9,533
2027	$7,825
2028	$7,037

NOTE 7 — GOODWILL
The following table summarizes the changes in the carrying amount of goodwill at December 31 as follows:

(In thousands)	Aerospace	Test Systems	Total
Balance at December 31, 2021	$36,648	$21,634	$58,282
Foreign Currency Translations and Other	(114)	1	(113)
Balance at December 31, 2022	36,534	21,635	58,169
Foreign Currency Translations and Other	41	—	41
Balance at December 31, 2023	$36,575	$21,635	$58,210

Goodwill, Gross	$157,276	$21,635	$178,911
Accumulated Impairment Losses	(120,701)	—	(120,701)
Goodwill, Net	$36,575	$21,635	$58,210
The Company’s four reporting units with goodwill as of the first day of our fourth quarters of 2023, 2022 and 2021 were subject to the annual goodwill impairment test. Based on our quantitative assessments of our reporting units performed during our annual goodwill impairment tests, the Company concluded that no impairment to the carrying value of goodwill in any of the Company’s reporting units was indicated and no impairment charges were recognized in 2023, 2022 and 2021.
NOTE 8 — LONG-TERM DEBT
The Company amended the existing revolving credit facility on January 19, 2023 by entering into the Sixth Amended and Restated Credit Agreement (the “ABL Revolving Credit Facility”). The ABL Revolving Credit Facility set the maximum aggregate amount that the Company can borrow under the revolving credit line at $115 million, with borrowings subject to a borrowing base determined primarily by certain domestic inventory and accounts receivable. The maturity date of borrowings under the ABL Revolving Credit Facility is January 19, 2026. Under the terms of the ABL Revolving Credit Facility, the Company pays interest on the unpaid principal amount of the facility at a rate equal to SOFR (which is required to be at least 1.00%) plus 2.25% to 2.75%. The Company must pay a quarterly commitment fee under the ABL Revolving Credit Facility in an amount equal to 0.25% or 0.375% based on the Company’s average excess availability.
On June 28, 2023, the Company amended the ABL Revolving Credit Facility, temporarily increasing the maximum aggregate amount that the Company can borrow under the revolving credit line by $5 million from $115 million to $120 million until October 31, 2023, at which time the limit was to return to $115 million. On October 31, 2023, the Company executed a second amendment to extend the temporary limit of $120 million until January 31, 2024, at which time the limit returned to $115 million. Under the provisions of the ABL Revolving Credit Facility, the Company has a cash dominion arrangement with the lead banking institution whereby eligible daily cash receipts are contractually utilized to pay down outstanding borrowings and any cash balances subject to the dominion arrangement collateralize the outstanding borrowings under the ABL Revolving Credit Facility. Eligible cash balances that have not yet been applied to outstanding debt balances are classified as restricted cash in the accompanying Consolidated Balance Sheets. The Company is also required to maintain minimum liquidity of $20 million through the date of delivery of the compliance certificate for the quarter ended March 31, 2024, and $10 million thereafter. On December 31, 2023, there was $87.0 million outstanding on the ABL Revolving Credit Facility and there remained $32.7 million available, net of outstanding letters of credit (though subject to the minimum liquidity requirement).
The Company also entered into a $90 million asset-based Term Loan Facility on January 19, 2023. The Term Loan Facility is secured primarily by fixed assets, real estate and intellectual property. The maturity date of the Term Loan Facility is the earlier of the stated maturity date of the ABL Revolving Credit Facility or January 19, 2027, if the ABL Revolving Credit Facility is extended beyond that date. The Company pays interest under the Term Loan Facility at a rate equal to SOFR (which is required to be at least 2.50%) plus 8.75%. The Company must pay a commitment fee under the Term Loan Facility of 5% of the total aggregate commitment, or $4.5 million, $1.8 million of which was paid on the closing date, $1.8 million of which was paid on June 19, 2023 and $0.9 million of which is due in the second quarter of 2024.
Amortization of the principal under the Term Loan Facility began in April with a monthly amortization rate of 0.292% of the outstanding term loan principal balance for the period April 1, 2023 through June 1, 2023, 0.542% per month for the period July 1, 2023 through September 1, 2023 and 0.833% monthly thereafter. Total scheduled principal payments of $9.0 million are payable in 2024 and as such, have been classified as current in the accompanying Consolidated Balance Sheets as of December 31, 2023. The interest rate on current maturities of long-term debt is variable at SOFR plus 8.75%, and was 14.2% at December 31, 2023. The remaining balance of $76.5 million as of December 31, 2023, is recorded as long-term in the accompanying Consolidated Balance Sheets.

Pursuant to the ABL Revolving Credit Facility and the Term Loan Facility, the Company was required to comply with a minimum trailing four quarter Adjusted EBITDA, as defined in the ABL Revolving Credit Facility and Term Loan Facility Agreements, of $51.7 million in the Company’s fourth quarter of 2023, increasing to $57.6 million in the first quarter of 2024, $65.2 million in the second quarter of 2024 and $70 million thereafter. The non-cash accounts receivable reserve associated with the customer bankruptcy recorded in 2023 was not required to be included in the calculation of EBITDA pursuant to our ABL Revolving Credit Facility and the Term Loan Facility. Mandatory prepayment of a portion of excess cash flow, as defined by the Term Loan Facility, is payable towards the principal amount outstanding on an annual basis. No such amounts are payable for the year ended December 31, 2023. Any voluntary prepayments made are subject to a prepayment fee, as defined by the Term Loan Facility. Beginning with the first quarter of 2024, the Company is subject to a minimum fixed charge coverage ratio of 1.10 to 1.00. Further, the Company is subject to excess cash flow repayment provisions, restrictions on additional indebtedness, share repurchases and dividend payments, and a limitation on capital expenditures. The Company was in compliance with debt covenants under the ABL Revolving Credit Facility and Term Loan Facility as of and for the year ended December 31, 2023.
The Company incurred $8.8 million in incremental debt issuance costs related to the new facilities, allocated between the ABL Revolving Credit Facility and the Term Loan Facility. All costs are amortized to interest expense over the term of the respective agreement. Unamortized deferred debt issuance costs associated with the ABL Revolving Credit Facility ($2.0 million as of December 31, 2023) are recorded within Other Assets and those associated with the Term Loan Facility ($4.3 million as of December 31, 2023) are recorded as a reduction of the carrying value of the debt on the Consolidated Balance Sheets.
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

(In thousands)	2023	2022	2021
Balance at Beginning of the Year	$8,009	$8,183	$7,018
Warranties Issued	6,260	3,407	6,083
Reassessed Warranty Exposure	(397)	(65)	(1,474)
Warranties Settled	(4,121)	(3,516)	(3,444)
Balance at End of the Year	$9,751	$8,009	$8,183
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
If the lease arrangement also contains non-lease components, the Company elected the practical expedient not to separate any combined lease and non-lease components for all lease contracts. For our real estate leases, the payments used in the calculation of a new lease liability include fixed payments and variable payments (if the variable payments are based on an index) over the remaining lease term. Variable lease payments based on indices have been included in the related right-of-use assets and lease liabilities on our Consolidated Balance Sheets, while variable lease payments based on usage of the underlying asset have been excluded and are expensed in the period they are incurred, as they do not represent present rights or obligations. Variable lease components for leases relate primarily to common area maintenance charges and other separately billed lessor services, sales and real estate taxes.
Any new additional operating and financing lease liabilities and corresponding right-of-use (“ROU”) assets are based on the present value of the remaining minimum rental payments. The Company’s operating lease liability increased approximately $19.9 million as a result of acquiring ROU assets from new leases entered into during the year ended December 31, 2023. In determining the incremental borrowing rate, we have considered borrowing data for secured debt obtained from our lending institution.
The following is a summary of the Company’s ROU assets and lease liabilities at December 31:

(In thousands)	2023	2022
Operating Leases:
Operating Right-of-Use Assets, Gross	$43,528	$29,466
Less Accumulated Right-of-Use Asset Impairment	53	1,710
Less Accumulated Amortization	15,566	14,728
Operating Right-of-Use Assets, Net	$27,909	$13,028
Short-term Operating Lease Liabilities	$5,069	$4,441
Long-term Operating Lease Liabilities	24,376	9,942
Operating Lease Liabilities	$29,445	$14,383

Finance Leases:
Finance Right-of-Use Assets, Gross	$274	$231
Less Accumulated Amortization	80	138
Finance Right-of-Use Assets, Net — Included in Other Assets	$194	$93
Short-term Finance Lease Liabilities — Included in Other Accrued Expenses	$97	$29
Long-term Finance Lease Liabilities — Included in Other Liabilities	104	67
Finance Lease Liabilities	$201	$96
The following is a summary of the Company’s total lease costs as of December 31:

(In thousands)	2023	2022
Finance Lease Cost:
Amortization of ROU Assets	$54	$94
Interest on Lease Liabilities	9	4
Total Finance Lease Cost	63	98
Operating Lease Cost	6,352	6,627
Impairment Charge of Operating Lease ROU Asset	53	—
Variable Lease Cost	2,240	1,757
Short-term Lease Cost (excluding month-to-month)	251	602
Less Sublease and Rental Income	(548)	(1,329)
Total Operating Lease Cost	8,348	7,657
Total Net Lease Cost	$8,411	$7,755

The following is a summary of cash paid for amounts included in the measurement of lease liabilities as of December 31:

(In thousands)	2023	2022
Operating Cash Flow for Finance Leases	$9	$4
Operating Cash Flow for Operating Leases	$6,180	$7,873
Financing Cash Flow for Finance Leases	$47	$93
As permitted by ASC 842, leases with expected durations of less than 12 months from inception (i.e. short-term leases) were excluded from the Company’s calculation of its lease liability and ROU asset.
The weighted-average remaining term for the Company’s operating and financing leases are approximately 8 years and 2 years, respectively. The weighted-average discount rates for the Company’s operating and financing leases are approximately 5.7% and 5.8%, respectively.
The following is a summary of the Company’s maturity of lease liabilities:

(In thousands)	Operating Leases	Financing Leases
2024	$6,511	$122
2025	5,728	62
2026	4,303	20
2027	3,579	7
2028	3,404	—
Thereafter	13,183	—
Total Lease Payments	36,708	211
Less: Interest	7,263	10
Total Lease Liability	$29,445	$201
NOTE 11 — INCOME TAXES
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for the amount of tax benefits which are not more likely than not to be realized.
The provision for (benefit from) income taxes at December 31 consists of the following:

(In thousands)	2023	2022	2021
Current
U.S. Federal	$(2,573)	$5,338	$(1,713)
State	937	(153)	(667)
Foreign	1,600	750	1,439
Current	(36)	5,935	(941)

Deferred
U.S. Federal	(336)	113	(237)
State	583	(239)	(87)
Foreign	(101)	145	(117)
Deferred	146	19	(441)
Total	$110	$5,954	$(1,382)

The effective tax rates differ from the statutory federal income tax rate as follows:

	2023	2022	2021
Statutory Federal Income Tax Rate	21.0%	21.0%	21.0%
Permanent Items
Stock Compensation Expense	(1.4)%	(2.2)%	(2.1)%
Contingent Consideration Liability Fair Value Adjustment	—%	—%	1.7%
Other	(1.4)%	(0.3)%	(0.7)%
Foreign Tax Rate Differential	(0.4)%	(2.8)%	(2.7)%
State Income Tax, Net of Federal Income Tax Effect	(4.6)%	1.0%	2.2%
Research and Development Tax Credits	14.1%	7.7%	12.8%
Change in Valuation Allowance	(26.1)%	(44.6)%	(29.8)%
Net GILTI and FDII Tax (Benefit) Expense	(1.0)%	1.8%	—%
Foreign Tax Credit for Dividend Withholding	—%	(1.5)%	1.7%
Tax Rate Change on 2020 Federal Net Operating Loss (NOL) Carryback	—%	—%	0.9%
Other	(0.6)%	(0.1)%	0.1%
Effective Tax Rate	(0.4)%	(20.0)%	5.1%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as tax attributes.
Significant components of the Company’s deferred tax assets and liabilities at December 31, are as follows:

(In thousands)	2023	2022
Deferred Tax Assets:
Asset Reserves	$19,609	$17,680
Deferred Compensation	6,968	6,798
Section 163(j) - Interest Expense Limitation	1,777	—
State Investment and Research and Development Tax Credit Carryforwards, Net of Federal Tax	1,430	1,128
Customer Advanced Payments and Deferred Revenue	870	1,917
Net Operating Loss Carryforwards and Other	11,178	11,307
Goodwill and Intangible Assets	1,001	1,277
ASC 606 Revenue Recognition	92	197
Research & Development Costs	25,659	19,892
Lease Liabilities	6,952	3,201
Other	5,308	6,135
Total Gross Deferred Tax Assets	80,844	69,532
Valuation Allowance	(65,640)	(57,369)
Deferred Tax Assets	15,204	12,163
Deferred Tax Liabilities:
Depreciation	8,593	8,886
ASC 606 Revenue Recognition - Section 481(a) Adjustment	227	525
Lease Assets	6,595	2,905
Earnout Income Accrual	99	—
Other	997	1,005
Deferred Tax Liabilities	16,511	13,321
Net Deferred Tax Liabilities	$(1,307)	$(1,158)

The net deferred tax assets and liabilities presented in the Consolidated Balance Sheets are as follows at December 31:

(In thousands)	2023	2022
Other Assets — Long-term	$—	$712
Deferred Tax Liabilities — Long-term	(1,307)	(1,870)
Net Deferred Tax Liabilities	$(1,307)	$(1,158)
The Company records a valuation allowance against the deferred tax assets if and to the extent it is more likely than not that the Company will not recover the deferred tax assets. In evaluating the need for a valuation allowance, the Company weighs all relevant positive and negative evidence, and considers among other factors, historical financial performance, projected future taxable income, scheduled reversals of deferred tax liabilities, the overall business environment, and tax planning strategies. After considering the losses in recent periods and cumulative pre-tax losses in the three-year period ending with the current year, the Company determined that projections of future taxable income could not be relied upon as a source of income to realize its deferred tax assets. However, the Company is relying on a significant portion of its existing deferred tax liabilities for the realizability of deferred tax assets. As a result, the Company has valuation allowances against its deferred tax assets of approximately $65.6 million, $57.4 million, and $43.5 million during the years ended December 31, 2023, 2022 and 2021, respectively, for the portion of deferred tax asset not realizable by the Company’s existing deferred tax liabilities.
Beginning January 1, 2022, the Tax Cuts and Jobs Act (TCJA) of 2017 eliminated the option to deduct research and development expenditures in the current year and now requires taxpayers to capitalize and amortize research and development costs pursuant to Internal Revenue Code (“IRC”) Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses. As a result of this provision of the TCJA, deferred tax assets related to capitalized research expenses increased by approximately $5.8 million and $19.9 million during the years ended December 31, 2023 and 2022, respectively. The Company maintains a full valuation allowance against this deferred tax asset.
At December 31, 2023, gross federal net operating losses amounted to approximately $1.9 million, which are subject to annual limitations under Internal Revenue Code Section 382. Of these net operating losses, $1.5 million expire in 2038 and the remaining $0.4 million will carryforward indefinitely. The Company maintains a full valuation allowance against this deferred tax asset.
At December 31, 2023, gross state net operating loss carryforwards amounted to approximately $138.6 million. These state net operating loss carryforwards begin to expire at various dates from 2023 through 2043. The Company maintains a full valuation allowance against this deferred tax asset.
At December 31, 2023, state income tax credit carryforwards amounted to approximately $0.9 million and begin to expire at various dates from 2023 to 2040. Additionally, the Company has approximately $0.2 million of foreign tax credits that it can carry forward through 2027 and approximately $0.5 million of research and development tax credits that it can carry forward through 2043. The Company maintains a full valuation allowance against these credits.
The Company has analyzed its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. Should the Company need to accrue a liability for uncertain tax benefits, any interest and penalties associated with that liability would be recorded as income tax expense. A reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties, is as follows:

(in thousands)	2023	2022	2021
Balance at Beginning of the Year	$443	$1,412	$1,890
Decreases as a Result of Tax Positions Taken in Prior Years	(343)	(969)	(478)
Balance at End of the Year	$100	$443	$1,412
There are no material penalties or interest liabilities accrued as of December 31, 2023, 2022, or 2021, nor are any material penalties or interest costs included in expense for each of the years ended December 31, 2023, 2022 and 2021. The years under which we conducted our evaluation coincided with the tax years currently still subject to examination by major federal and state tax jurisdictions, those being 2019 through 2023 for federal purposes and 2017 through 2023 for state purposes.
Pretax income (loss) from the Company’s foreign subsidiaries amounted to approximately $6.5 million, $0.1 million and $(3.3) million for 2023, 2022 and 2021, respectively. The balance of pretax earnings or loss for each of those years were domestic.
Historically, we have asserted that the unremitted earnings of our foreign subsidiaries were indefinitely reinvested. However, for the years ended December 31, 2023 and 2022, we determined that we can no longer assert indefinite reinvestment on approximately $1.9 million and $3.4 million of the unremitted earnings of Luminescent Systems Canada Inc, respectively. As a result, we have recorded a deferred tax liability of approximately $0.1 million and $0.2 million at December 31, 2023 and 2022, respectively, related to local country withholding taxes that are expected to be incurred upon ultimate repatriation of such earnings. All other foreign unremitted earnings, which total approximately $13.6 million, continue to be indefinitely reinvested. We continue to be permanently reinvested in outside basis differences other than unremitted earnings as we have no plans to liquidate or sell any foreign subsidiaries. In addition, we have not provided deferred taxes on any outside basis differences of our domestic subsidiaries as we have the ability and intent to recover these basis differences in a tax-free manner. It is not practicable to determine the amount of unrecognized deferred tax related to these basis differences.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the economic uncertainty resulting from the COVID-19 pandemic. The CARES Act includes many measures to assist companies, including temporary changes to income and non-income based laws, some of which were enacted as part of the Tax Cuts and Jobs Act of 2017 (“TCJA”). Some of the key changes include eliminating the 80% of taxable income limitation by allowing corporate entities to fully utilize NOLs to offset taxable income in 2018, 2019 and 2020, allowing NOLs originating in 2018, 2019 and 2020 to be carried back five years, enhanced interest deductibility, and retroactively clarifying the immediate recovery of qualified improvement property costs rather than over a 39-year recovery period. During the year ended December 31, 2021, the Company recorded a tax benefit relating to the NOL carryback provisions and the technical correction for qualified improvement property provided for in the CARES Act of approximately $0.3 million. No tax benefit was recorded for the years ending December 31, 2023 and 2022.
The Inflation Reduction Act of 2022 (IRA) was signed into law on August 16, 2022. Key provisions under the IRA include a 15% corporate alternative minimum tax imposed on certain large corporations and the extension and expansion of clean energy tax incentives. There were no impacts related to the IRA recorded for the years ending December 31, 2023 and 2022.
Under an Organization for Economic Co-operation and Development Inclusive Framework, countries that agreed to enact a two-pillar solution aim to address the challenges arising from the digitalization of the world economy (Pillar Two). Pillar Two sets out global minimum Effective Tax Rate (ETR) rules to ensure that large multinational businesses with consolidated revenue over €750 million are subject to a minimum ETR of 15% on income arising in low-tax jurisdictions. Rules under Pillar Two are expected to be enacted beginning January 1, 2024. The Company will continue to monitor the impact of Pillar Two; however, the Pillar Two is currently not applicable as the Company does not meet the threshold of having consolidated revenue over €750 million.
NOTE 12 — PROFIT SHARING/401K PLAN
The Company offers eligible domestic full-time employees participation in a safe harbor 401K plan. The plan provides for an annual company contribution. In addition, employees may contribute a portion of their salary to the plan. In response to the impact of the COVID-19 pandemic, Company contributions were temporarily suspended beginning in the second quarter of 2020. The Company contributions were reinstated in the fourth quarter of 2021. The plan may be amended or terminated at any time.
Total charges to income before income taxes for this plan was approximately $5.3 million, $4.7 million and $4.3 million in 2023, 2022 and 2021, respectively. The Company has funded the 2022 and 2023 contributions to date with treasury stock in lieu of cash and will fund the remaining 2023 contribution with treasury stock in the first quarter of 2024.
NOTE 13 — RETIREMENT PLANS AND RELATED POST RETIREMENT BENEFITS
The Company has two non-qualified supplemental retirement defined benefit plans (“SERP” and “SERP II”) for certain current and retired executive officers. The accumulated benefit obligation of the plans as of December 31, 2023 and 2022 amounts to $22.0 million and $20.5 million, respectively.
The plans provide for benefits based upon average annual compensation and years of service and, in the case of SERP, there are offsets for social security and profit sharing benefits. It is the Company’s intent to fund the plans as plan benefits become payable, since no assets exist at December 31, 2023 or 2022 for either of the plans.
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
Unrecognized prior service costs of $0.6 million ($1.2 million net of $0.6 million in taxes) and unrecognized actuarial losses of $2.0 million ($3.6 million net of $1.6 million in taxes) are included in AOCI at December 31, 2023 and have not yet been recognized in net periodic pension cost.
The reconciliation of the beginning and ending balances of the projected benefit obligation of the plans for the years ended December 31 is as follows:

(In thousands)	2023	2022
Funded Status
Projected Benefit Obligation
Beginning of the Year — January 1	$26,210	$30,503
Service Cost	105	138
Interest Cost	1,302	834
Actuarial Loss (Gain)	1,529	(4,917)
Benefits Paid	(348)	(348)
End of the Year — December 31	$28,798	$26,210
In 2023, the net actuarial loss of $1.5 million is due to the change in the salary scale and the decrease of 21 basis points in the discount rate used to measure the benefit obligation as of December 31, 2023 compared to the prior year. The assumptions used to calculate the projected benefit obligation as of December 31 are as follows:

	2023	2022
Discount Rate	4.79%	5.00%
Future Average Compensation Increases	3.00%	2.00% - 3.00%
The plans are unfunded at December 31, 2023 and are recognized in the accompanying Consolidated Balance Sheets as a current accrued pension liability of $0.3 million and a long-term accrued pension liability of $28.4 million.
The service cost component of net periodic benefit cost is included in SG&A expenses, and all other net periodic benefit costs components (such as interest cost, prior service cost amortization and actuarial gain/loss amortization) are reported outside of operating income, within Other (Income) Expense, Net in the accompanying Consolidated Statements of Operations.
The following table summarizes the components of the net periodic cost for the years ended December 31:

(In thousands)	2023	2022	2021
Net Periodic Cost
Service Cost — Benefits Earned During Period	$105	$138	$195
Interest Cost	1,302	834	764
Amortization of Prior Service Cost	386	386	386
Amortization of Losses	358	949	1,292
Net Periodic Cost	$2,151	$2,307	$2,637
The assumptions used to determine the net periodic cost are as follows:

	2023	2022	2021
Discount Rate	5.00%	2.75%	2.42%
Future Average Compensation Increases	2.00% - 3.00%	2.00% - 3.00%	2.00% - 3.00%
Benefit payments expected in each of the next five years are as follows: 2024 - $0.7 million, 2025 - $0.6 million, 2026 - $0.6 million, 2027 - $0.9 million, and 2028 - $1.9 million. Benefits expected to be paid in the aggregate between 2029 and 2033 are $11.1 million. Given that the plans are unfunded, these amounts are what the Company expects to contribute to the plans in each respective year.

Participants in the SERP are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The measurement date for determining the plan obligation and cost is December 31. The accumulated postretirement benefit obligation is $0.8 million at December 31, 2023 and 2022. The plan is recognized in the accompanying Consolidated Balance Sheets as a current accrued pension liability of less than $0.1 million and a long-term accrued pension liability of $0.8 million. The net periodic cost for the years ended December 31, 2023, 2022 and 2021 was not material.
The Company is a participating employer in a trustee-managed multiemployer defined benefit pension plan for employees who participate in collective bargaining agreements. The plan generally provides retirement benefits to employees based on years of service to the Company. Contributions are based on the hours worked and are expensed on a current basis. The plan is 99.2% funded as of January 1, 2023. The Company’s contributions to the plan were $0.7 million in 2023, $0.5 million in 2022 and $0.4 million in 2021. These contributions represent less than 1% of total contributions to the plan.
NOTE 14 — SHAREHOLDERS’ EQUITY
Share Buyback Program
The Company’s Board of Directors from time to time authorizes the repurchase of common stock, which allows the Company to purchase shares of its common stock in accordance with applicable securities laws on the open market or through privately negotiated transactions. The Company has the capacity under the currently authorized program to repurchase additional shares of its common stock with a maximum dollar value of $41.5 million. Under its current credit agreement, and as described further in Note 8, the Company is currently restricted from further stock repurchases under this program.
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
During the year ended December 31, 2023, the Company sold 1,334,228 shares of our Common Stock under the ATM Program. The Company generated $21.8 million in aggregate gross proceeds from sales under the ATM Program at an average sale price of $16.31 per share of Common Stock. Aggregate net proceeds from the ATM Program were $21.3 million after deducting related expenses, including commissions to the Sales Agents and issuance costs. As of December 31, 2023, the Company had remaining capacity under the ATM Program to sell shares of Common Stock having an aggregate offering price up to approximately $8.2 million.
Reserved Common Stock
At December 31, 2023, approximately 9.7 million shares of Common Stock were reserved for issuance upon conversion of the Class B stock, exercise of stock options, issuance of restricted stock and purchases under the Employee Stock Purchase Plan. Class B Stock is identical to Common Stock, except Class B Stock has ten votes per share, is automatically converted to Common Stock on a one-for-one basis when sold or transferred other than via gift, devise or bequest and cannot receive dividends unless an equal or greater amount of dividends is declared on Common Stock.
Comprehensive Loss and Accumulated Other Comprehensive Loss
Comprehensive income or loss consists of net income or loss and the after-tax impact of retirement liability adjustments. No income tax effect is recorded for currency translation adjustments.
The components of accumulated other comprehensive loss are as follows:

(In thousands)	2023	2022
Foreign Currency Translation Adjustments	$(6,351)	$(7,335)
Retirement Liability Adjustment – Before Tax	(5,357)	(4,473)
Tax Benefit	2,282	2,282
Retirement Liability Adjustment – After Tax	(3,075)	(2,191)
Accumulated Other Comprehensive Loss	$(9,426)	$(9,526)

In 2023, 2022 and 2021, no tax benefit was recognized as the Company had recorded a full valuation allowance on the deferred tax asset associated with the retirement liability.
The components of other comprehensive income are as follows:

(In thousands)	2023	2022	2021
Foreign Currency Translation Adjustments	$984	$(1,928)	$(939)
Retirement Liability Adjustment	(884)	6,897	2,894
Other Comprehensive Income	$100	$4,969	$1,955
NOTE 15 — LOSS PER SHARE
Loss per share computations are based upon the following table:

(In thousands, except per share data)	2023	2022	2021
Net Loss	$(26,421)	$(35,747)	$(25,578)
Basic Earnings Weighted Average Shares	33,104	32,164	31,061
Net Effect of Dilutive Stock Options	—	—	—
Diluted Earnings Weighted Average Shares	33,104	32,164	31,061
Basic Loss Per Share	$(0.80)	$(1.11)	$(0.82)
Diluted Loss Per Share	$(0.80)	$(1.11)	$(0.82)
Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted earnings per share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. The Company incurred a net loss for the years ended December 31, 2023, 2022, and 2021, therefore all outstanding stock options and unvested restricted stock units are excluded from the computation of diluted loss per share because the effect of their inclusion would be antidilutive. The number of common shares excluded from the computation was approximately 0.8 million shares for the year ended December 31, 2023, 1.4 million shares for the year ended December 31, 2022, and 1.4 million shares for the year ended December 31, 2021.
The Company has funded substantially all of its 2022 and 2023 401K contributions, and will fund the remaining 2023 401K contributions outstanding with treasury stock in lieu of cash. The earnings per share computations for the years ended December 31, 2023 and 2022 are each inclusive of approximately 0.1 million in shares outstanding for the equivalent shares needed to fulfill the respective period’s 401K obligation using the closing share price as of December 31, 2023 and 2022. Actual shares issued may differ based on the share price on the settlement date.
NOTE 16 — EQUITY COMPENSATION
The Company has equity compensation plans that authorize the issuance of restricted stock units or options for shares of Common Stock to directors, officers and key employees. Equity-based compensation is designed to reward long-term contributions to the Company and provide incentives for recipients to join and to remain with the Company. The exercise price of stock options, determined by a committee of the Board of Directors, is equal to the fair market value of the Common Stock on the grant date. Options become exercisable over periods not exceeding ten years, and must be exercised within ten years from the grant date. The Company’s practice has been to issue new shares upon the exercise of the options.
The Company established its Incentive Stock Option Plans for the purpose of attracting and retaining executive officers and key employees, and to align management’s interest with those of the shareholders. At December 31, 2023, the Company had options outstanding for 587,482 shares under the plans.
The Company established the Directors Stock Option Plans for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors, and to align their interest with those of the shareholders. At December 31, 2023, the Company had options outstanding for 31,906 shares under the plans.
During 2017, the Company established the Long Term Incentive Plan for the purpose of attracting and retaining directors, executive officers and key employees, and to align management’s interest with those of the shareholders. The Long Term Incentive Plan contemplates the use of a mix of equity award types. For stock options, the exercise price is equal to the share price on the date of grant. Upon inception, the remaining options available for future grant under the 2011 Incentive Stock Option Plan and the Directors Stock Option Plans were rolled in the Long Term Incentive Plan, and no further grants may be made out of those plans. At December 31, 2023, the Company had stock options and RSUs outstanding that covered 1,445,256 shares under the Long Term Incentive Plan, and there were 835,076 shares available for future grant under this plan.
Stock compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Vesting requirements vary for directors, officers and key employees. In general, options or RSUs granted to outside directors vest six months from the date of grant and options granted to officers and key employees straight line vest over a three- to five-year period from the date of grant. RSUs granted to officers and key employees generally cliff vest three years from the date of grant.
The following table provides compensation expense information based on the fair value of stock options and RSUs for the years ended December 31 as follows:

(In thousands)	2023	2022	2021
Equity-based Compensation Expense	$7,198	$6,497	$6,460
Tax Benefit	(1,259)	(1,068)	(924)
Equity-based Compensation Expense, Net of Tax	$5,939	$5,429	$5,536
Tax benefit excludes the impact of valuation allowances recorded against deferred tax assets.
Stock Options

	2023	2022	2021
Weighted Average Fair Value of the Options Granted	$8.39	$5.97	$7.05
The weighted average fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2023	2022	2021
Risk-free Interest Rate	4.20% - 4.33%	3.48% - 3.62%	0.45% - 1.52%
Dividend Yield	—%	—%	—%
Volatility Factor	0.58	0.61	0.58
Expected Life in Years	3 - 7 years	5 - 9 years	5 - 10 years
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
A summary of the Company’s stock option activity and related information for the year ended December 31 is as follows:

	2023
(Aggregate intrinsic value in thousands)	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1	1,376,718	$20.37	$—
Options Granted	125,400	$15.15	$—
Options Exercised	(6,570)	$12.64	$—
Options Forfeited / Expired	(84,564)	$28.23	$—
Outstanding at December 31	1,410,984	$19.47	$—
Exercisable at December 31	860,637	$23.42	$—
The aggregate intrinsic value in the preceding table represents the total pretax option holder’s intrinsic value, based on the closing stock price of the Company’s Common Stock which would have been received by the option holders had all option holders exercised their options as of that date. The closing stock price of the Company’s Common Stock was $17.42, $10.30 and $12.00 as of December 31, 2023, 2022 and 2021, respectively. As the stock price of $17.42 was below the weighted average exercise price, intrinsic value is zero.

The weighted average fair value of options vested during 2023, 2022 and 2021 was $11.53, $12.89 and $14.58, respectively. The total fair value of options that vested during the year amounted to $3.0 million, $2.4 million and $1.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. At December 31, 2023, total compensation costs related to non-vested option awards not yet recognized amounts to $3.6 million and will be recognized over a weighted average period of approximately 2 years.
The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of December 31, 2023:

	Outstanding			Exercisable
Exercise Price Range	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$9.74 – $15.15	870,050	8.3	$12.08	347,364	8.0	$11.58
$22.93 – $35.82	536,370	3.9	$31.23	508,709	3.8	$31.30
$45.89 – $45.89	4,564	1.2	$45.89	4,564	1.2	$45.89
	1,410,984	6.6	$19.47	860,637	5.5	$23.42
Restricted Stock Units
The fair value of each RSU granted is equal to the fair market value of the Company’s Common Stock on the date of grant. The RSUs granted to employees generally cliff vest three years from the date of grant, while RSUs granted to directors cliff vest six months from the date of grant.

	2023
	RSU Shares	Weighted Average Grant Date Fair Value
Unvested at January 1	578,214	$15.85
Granted	293,704	$14.79
Vested	(190,135)	$17.81
Forfeited	(28,123)	$16.75
Unvested at December 31	653,660	$14.77
Included in total equity-based compensation expense for the year ended December 31, 2023 was $4.0 million related to RSUs. At December 31, 2023, total compensation costs related to non-vested awards not yet recognized amounts to $3.5 million and will be recognized over a weighted average period of approximately 2 years.
Employee Stock Purchase Plan
In addition to the stock options and RSUs discussed above, the Company has established the Employee Stock Purchase Plan to encourage employees to invest in the Company. The plan provides employees the opportunity to invest up to the IRS annual maximum of approximately $25,000 in the Company’s common stock at a price equal to 85% of the fair market value of the Company’s common stock, determined each October 1. Employees are allowed to enroll annually. Employees indicate the number of shares they wish to obtain through the program and their intention to pay for the shares through payroll deductions over the annual cycle of October 1 through September 30. Employees can withdraw anytime during the annual cycle, and all money withheld from the employees’ pay is returned. If an employee remains enrolled in the program, enough money will have been withheld from the employees’ pay during the year to pay for all the shares that the employee opted for under the program. At December 31, 2023, employees had subscribed to purchase 235,140 shares at $13.50 per share. The weighted average fair value of the options was approximately $4.94, $2.39 and $5.00 for options granted during the year ended December 31, 2023, 2022 and 2021, respectively.

The fair value for the options granted under the Employee Stock Purchase Plan was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2023	2022	2021
Risk-free Interest Rate	5.49%	4.01%	0.09%
Dividend Yield	—%	—%	—%
Volatility Factor	0.56	0.50	0.71
Expected Life in Years	1.0	1.0	1.0
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
On October 4, 2019, the Company acquired the stock of the primary operating subsidiaries as well as certain other assets from mass transit and defense market test solution provider, Diagnosys Test Systems Limited. The purchase consideration included an earnout estimated at a fair value of $2.5 million at the time of acquisition. The terms of the Diagnosys acquisition allow for a potential earnout of up to an additional $13.0 million over the three years post-acquisition based on achievement of new order levels of over $72.0 million during that period. The fair value assigned to the earnout was determined using the real options method, which requires Level 3 inputs such as new order forecasts, discount rate, volatility factors, and other market variables to assess the probability of Diagnosys achieving certain order levels over the period. Based on actual and forecasted new orders, the fair value was zero as of December 31, 2021, with the contingent consideration liability fair value adjustment of $2.2 million recorded within SG&A expenses in the Consolidated Statements of Operations in the year ended December 31, 2021. The earnout period has expired and no amounts were paid or are payable related to this earnout.
There were no other financial assets or liabilities carried at fair value measured on a recurring basis at December 31, 2023 or 2022.
On a Non-recurring Basis:
Long-lived assets are evaluated for recoverability whenever adverse effects or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability test consists of comparing the undiscounted projected cash flows of the asset or asset group (which are Level 3 inputs) with the asset of asset group’s carrying amount. Should the carrying amount exceed undiscounted projected cash flows, an impairment loss would be recognized to the extent the carrying amount exceeds fair value. There were no impairment charges related to long-lived assets in 2023, 2022 or 2021 and no long-lived assets are required to be measured at fair value for purposes of the long-lived asset recoverability test.

Due to their short-term nature, the carrying value of cash and equivalents, restricted cash, accounts receivable and accounts payable approximate fair value. The carrying value of the Company’s variable rate long-term debt instruments also approximates fair value due to the variable rate feature of these instruments.
NOTE 18 — SELECTED QUARTERLY FINANCIAL INFORMATION
The following table summarizes selected quarterly financial information for 2023 and 2022:

	Quarter Ended
(Unaudited)	December 31,	December 31,
(In thousands, except for per share data)	2023	2022
Sales	$195,292	$158,153
Gross Profit (Sales Less Cost of Products Sold)	$39,973	$21,510
Income (Loss) Before Income Taxes	$1,534	$(7,208)
Net Income (Loss)	$6,976	$(6,779)
Basic Earnings (Loss) Per Share	$0.20	$(0.21)
Diluted Earnings (Loss) Per Share	$0.20	$(0.21)
Non-cash stock bonus expense increased $4.2 million in the fourth quarter of 2023 compared to zero in the prior year, $1.5 million was recorded to Cost of Products Sold and $2.8 million was recorded as SG&A expense. In 2019, a former customer filed a lawsuit alleging damages associated with defective product. Mediation of the matter was held in November 2022 and the Company was indemnified by other parties for approximately $1.5 million and recorded a gain as an offset to SG&A expense in the fourth quarter of 2022. These increases in SG&A were more than offset by increased gross profit compared to the prior year fourth quarter resulting from the higher sales volume.
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
AES modified the outlet units at the end of 2014 and the overwhelming majority of the modified outlet units sold from 2015 do not infringe the patent of Lufthansa.
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
In July 2017, Lufthansa filed an action in the Regional State Court of Mannheim for payment of damages caused by AES’s direct sales of the product into Germany. A first instance decision in this matter was handed down on December 6, 2019. According to this ruling, Lufthansa was awarded damages in the amount of approximately $3.2 million plus interest. In 2020, AES made payment of $4.7 million, inclusive of interest, in satisfaction of the first instance judgment. On July 12, 2023, the Higher Regional Court of Karlsruhe in Germany reduced the Company’s liability for direct damages on appeal from approximately $3.2 million plus interest to approximately $2.8 million plus interest. Additionally, in its judgment, the Court reduced the interest rate on damages from 5% (as held by the Regional Court of Mannheim) to 4%. Accordingly, the Company reclaimed overpaid damages and interest from LHT in the amount of approximately $1.2 million. This was recorded as an offset to Selling, General and Administrative expenses in the third quarter of 2023, upon receipt of the refund.
Both Lufthansa and AES have filed requests with the German Federal Supreme Court to be granted leave to file appeals against this decision.

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
A first instance decision in this matter was issued on December 6, 2019. The Court found that indirect sales (as defined above) by AES to international customers infringe the patent under the conditions specified in the judgment and that the sale of components of the EmPower system to Germany constitutes an indirect patent infringement. The Court rejected Lufthansa's claim that AES is also liable for damages for the sale of modified products. This means that AES is not liable for damages based on the sale of modified outlet units that removed the infringing feature. AES and Lufthansa both appealed this decision. On July 12, 2023, the Higher Regional Court of Karlsruhe essentially upheld the first instance ruling.
According to the Higher Regional Court of Karlsruhe ruling, AES is responsible for payment of damages for indirect sales of patent-infringing EmPower in-seat power supply systems in the period from December 29, 2007 to May 22, 2018. However, because the outlet units were modified at the end of 2014, the period for which AES is liable for damages in connection with indirect sales into Germany substantially finished at the end of 2014.
Both Lufthansa and AES have filed requests with the German Federal Supreme Court to be granted leave to file appeals against this decision.
After the accounting, Lufthansa is expected to enforce its claim for damages in separate court proceedings. These proceedings would most likely be tried before the Mannheim Court again, which makes it probable that the Mannheim Court will determine the damages for the indirect sales based on the same principles as in the direct sales proceedings (unless the latter ruling of the Mannheim Court is reversed on appeal). Based on the information available and the determination of the damages in the direct sales claim discussed above, we estimated that the Company’s total exposure related to these matters that was probable and that could be reasonably estimated at December 31, 2019, was approximately $11.6 million plus accrued interest. Accrued interest on the indirect damages reserve was estimated using the same interest rate as the direct damages. Given the reduction in the direct damages interest rate as discussed above, we recorded a reduction to the indirect damages reserve of $1.3 million in the year ended December 31, 2023, as an offset to Selling, General and Administrative Expenses. Approximately $0.7 million, $0.6 million and $0.6 million was recorded within Selling, General and Administrative Expenses in the Company’s Consolidated Statements of Operations for each of 2023, 2022 and 2021, respectively, for additional interest accrued during such periods.
In connection with the indirect sales claims, we currently believe it is unlikely that the appeals process will be completed and any damages and related interest will be paid before December 31, 2024. Therefore, the liability related to this matter (inclusive of accrued interest), totaling $17.1 million and $17.8 million, is classified within other liabilities (non-current) in the Consolidated Balance Sheets at December 31, 2023 and 2022, respectively. This amount may be adjusted depending on the decision of the Court on the direct sales damages appeal referred to previously.
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
On December 4, 2020, the Court held the French patent invalid for all asserted claims. There can consequently be no finding of infringement on first instance. Lufthansa has appealed this judgment. The appeal hearing took place on December 8, 2022, and on February 24, 2023, the Court upheld the first instance judgment in favor of AES. Lufthansa lodged an appeal before the French Supreme Court; the French Supreme Court will review the Court of Appeal of Paris reasoning around the nullification of one of the claims of the patent. AES filed a brief with the French Supreme Court on January 22, 2024 in response to Lufthansa’s appeal and awaits guidance on further briefing or a decision from the Court. As loss exposure is not probable and estimable at this time, the Company has not recorded any liability with respect to the French matter as of December 31, 2023 or 2022.
In the UK matter, the Court held the UK patent valid and 3 out of 4 asserted claims infringed in June 2020. In contrast to the decisions in Germany, the UK Court found that the modified components infringed a valid claim of the patent, and accordingly, the period for which AES or its customers would be liable for damages in connection with direct sales into the UK extends until the expiration of the patent in May 2018. While AES appealed the ruling, the Court dismissed the appeal on all grounds. The damages trial is scheduled for October 2024. The case for monetary compensation will require extensive data gathering and analysis which is ongoing. This analysis includes evaluating whether any units sold into the UK were subsequently shipped into

Germany, where they would be subject to the indirect sales claim discussed above. If this is the case, compensation may be assessed in either the UK, or in the indirect sales matter in Germany, but not in both matters.
Lufthansa has elected to pursue a claim in relation to the defendants’ profits from their infringing activities. We have estimated compensation of approximately $6.2 million, plus accrued interest, for AES and its indemnified customers. Interest will accrue until final payment to Lufthansa. A reserve of $7.3 million was recorded within Selling, General & Administrative expenses in the accompanying Consolidated Statement of Operations for the year ended December 31, 2021. This amount is subject to change as additional data is received and evaluated, and as additional information regarding the damages methodology is claimed by Lufthansa in advance of the damages trial. The damages trial is scheduled to be heard starting in October 2024, with payment likely due in early 2025. Therefore, the liability related to this matter, totaling $7.4 million and $7.0 million, is classified within other liabilities (non-current) in the Consolidated Balance Sheets at December 31, 2023 and 2022, respectively. The variance is due to currency fluctuation.
Separate from any such damages Lufthansa may seek in connection with the UK infringement decision discussed above, as a result of the first instance judgement in their favor, Lufthansa was entitled to reimbursement from AES of a proportion of its legal expenditures in the UK case. An interim reimbursement was paid to Lufthansa in August 2020. As a result of the appeal decision, Lufthansa will be entitled to reimbursement from AES of a larger proportion of its first instance legal expenditures, as well as a portion of its legal expenditures associated with the appeal. We recorded an estimated liability of approximately $1.0 million in our Consolidated Balance Sheets at December 31, 2021. The associated expense is recorded within Selling, General & Administrative Expenses in the Consolidated Statement of Operations for the year then ended. A payment of $0.3 million was made in 2022. It is likely the remaining amount will be payable within the next twelve months, and as such, the liability of $0.7 million has been classified as a current liability in the accompanying Consolidated Balance Sheets within other accrued expenses at December 31, 2023.
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
Other
On March 23, 2020, Teradyne, Inc. filed a complaint against the Company and its subsidiary, Astronics Test Systems (“ATS”) (together, “the Defendants”) in the United States District Court for the Central District of California alleging patent and copyright infringement, and certain other related claims. The Defendants moved to dismiss certain claims from the case. On November 6, 2020, the Court dismissed the Company from the case, and also dismissed a number of claims, though the patent and copyright infringement claims remained. The case proceeded to discovery. In addition, on December 21, 2020, ATS filed a petition for inter partes review (“IPR”) with the US Patent Trial and Appeal Board (“PTAB”), seeking to invalidate the subject patent, and on July 21, 2021, the PTAB instituted IPR. The PTAB issued its decision on July 20, 2022, in which it invalidated all of Teradyne’s patent claims. Teradyne did not appeal the decision. On June 5, 2023, the parties attended a court-ordered mediation but did not reach a settlement. After the mediation, Teradyne agreed to drop its remaining state law claims in exchange for ATS dropping one of its defenses, leaving only its copyright claim. On December 7, 2023, the District Court granted ATS’s motion for summary judgment on its affirmative defense of fair use. The Court subsequently entered final judgment in favor of ATS on December 14, 2023. Teradyne filed a Notice of Appeal to the Ninth Circuit Court of Appeals on January 12, 2024. Teradyne’s opening brief on its appeal is currently scheduled to be due on April 9, 2024 with ATS’s answering brief due on May 9, 2024, though those dates may be extended. No amounts have been accrued for this matter in the December 31, 2023 or 2022 financial statements, as loss exposure was neither probable nor estimable at such times.
Other than these proceedings, we are not party to any significant pending legal proceedings that management believes will result in a material adverse effect on our financial condition or results of operations. Accrued legal fees were $7.9 million as of December 31, 2023 and were insignificant as of December 31, 2022.

NOTE 20 — SEGMENTS
Segment information and reconciliations to consolidated amounts for the years ended December 31 are as follows:

(In thousands)	2023	2022	2021
Sales:
Aerospace	$605,001	$461,206	$365,261
Less Inter-segment Sales	(171)	(10)	(23)
Total Aerospace Sales	604,830	461,196	365,238

Test Systems	84,376	73,717	80,027
Less Inter-segment Sales	—	(19)	(357)
Test Systems	84,376	73,698	79,670
Total Consolidated Sales	$689,206	$534,894	$444,908
Operating Income (Loss) and Margins:
Aerospace	$24,629	$(1,883)	$(8,614)
	4.1%	(0.4)%	(2.4)%
Test Systems	(8,745)	(8,118)	(3,765)
	(10.4)%	(11.0)%	(4.7)%
Total Operating Income (Loss)	$15,884	$(10,001)	$(12,379)
	2.3%	(1.9)%	(2.8)%
Additions to (Deductions from) Operating Profit:
Net Gain on Sale of Businesses	$3,427	$11,284	$10,677
Interest Expense, Net of Interest Income	(23,328)	(9,422)	(6,804)
Corporate and Other Expenses, Net	(22,294)	(21,654)	(18,454)
Loss before Income Taxes	$(26,311)	$(29,793)	$(26,960)
Depreciation and Amortization:
Aerospace	$20,801	$22,384	$23,349
Test Systems	5,068	4,341	5,022
Corporate	235	1,052	634
Total Depreciation and Amortization	$26,104	$27,777	$29,005
Assets:
Aerospace	$493,660	$481,416
Test Systems	122,681	111,513
Corporate	17,451	22,102
Total Assets	$633,792	$615,031
Capital Expenditures:
Aerospace	$5,003	$4,289	$4,932
Test Systems	2,640	3,299	1,082
Corporate	—	87	20
Total Capital Expenditures	$7,643	$7,675	$6,034
Operating income (loss) is sales less cost of products sold and other operating expenses, excluding interest expense and other corporate expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment.
During the year ended December 31, 2023, a $3.6 million inventory reserve and a $7.5 million allowance for estimated credit losses associated with a bankrupt customer was recorded as an expense, negatively impacting Aerospace Operating Income. During the year ended December 31, 2023, $5.8 million was recognized in sales related to the reversal of a deferred revenue liability assumed with an acquisition and associated with a customer program within our Test Systems Segment which is no longer expected to occur, which also benefits Test Systems’ operating loss for the year. Corporate expenses and other for the year ended December 31, 2023, includes income of $1.8 million associated with the reversal of a liability related to an equity investment, as we are no longer required to make the associated payment. This amount is included in Other Income, Net. In the year ended December 31, 2022, $6.0 million of the AMJP grant was recognized as an offset to the cost of products sold in the Aerospace segment.
The following table summarizes the Company’s sales into the following geographic regions for the years ended December 31:

(In thousands)	2023	2022	2021
United States	$518,096	$419,431	$350,428
North America (excluding United States)	14,878	9,222	6,990
Asia	26,165	21,242	21,089
Europe	123,682	78,625	62,138
South America	2,071	3,629	1,082
Other	4,314	2,745	3,181
Total	$689,206	$534,894	$444,908
The following table summarizes the Company’s property, plant and equipment by country for the years ended December 31:

(In thousands)	2023	2022
United States	$77,939	$82,317
France	6,417	6,974
India	487	653
Canada	593	714
Total	$85,436	$90,658
Sales recorded by the Company’s foreign operations were $69.3 million, $50.0 million and $36.6 million in 2023, 2022 and 2021, respectively. Net income (loss) from foreign operations was $5.3 million, $(0.2) million and $(3.8) million in 2023, 2022 and 2021, respectively. Net assets held outside of the U.S. total $39.1 million and $36.6 million at December 31, 2023 and 2022, respectively. The exchange gain (loss) included in determining net income (loss) was insignificant in 2023, 2022 and 2021. Cumulative translation adjustments amounted to $6.4 million and $7.3 million at December 31, 2023 and 2022, respectively.
The Company has a significant concentration of business with The Boeing Company (“Boeing”). Sales to Boeing are primarily in the Aerospace segment. The following is information relating to the activity with this customer:

	2023	2022	2021
Percent of Consolidated Sales
Boeing	11.0%	11.0%	10.0%

(In thousands)	2023	2022
Accounts Receivable at December 31,
Boeing	$17,314	$16,860
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
Other Disposal Activity
On October 6, 2021, as part of a planned consolidation effort, the Company sold one of its Aerospace buildings for $9.2 million. Net cash proceeds were approximately $8.8 million. A gain on sale of approximately $5.0 million was recorded in the Consolidated Statements of Operations as a Net Gain on Sale of Facility in the year ended December 31, 2021. The operation has been integrated into another facility.
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
ITEM 9B.    OTHER INFORMATION
Securities Trading Plans of Directors and Officers
During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding directors is contained under the captions “Proposal 1: Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference to the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.
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
The other information required by Item 10 is incorporated herein by reference from the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.
ITEM 11.     EXECUTIVE COMPENSATION
The information contained under the caption “Executive Compensation”, “Summary Compensation Table” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year to which this report relates is incorporated herein by reference.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year to which this report relates is incorporated herein by reference.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information contained under the captions “Certain Relationships and Related Party Transactions and Director Independence” and “Proposal 1: Election of Directors” in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year to which this report relates is incorporated herein by reference.
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information contained under the caption “Audit and Non-Audit Fees” in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year to which this report relates is incorporated herein by reference.

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.The documents filed as a part of this report are as follows:
1.The following financial statements are included:
i.Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021
ii.Consolidated Statements of Comprehensive Loss for the years ended December 31, 2023, 2022 and 2021
iii.Consolidated Balance Sheets as of December 31, 2023 and 2022
iv.Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
v.Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2023, 2022 and 2021
vi.Notes to Consolidated Financial Statements
vii.Reports of Independent Registered Public Accounting Firm (PCAOB ID: 42)
viii.Management’s Report on Internal Control Over Financial Reporting
2.     Financial Statement Schedule
Schedule II. Valuation and Qualifying Accounts
All other consolidated financial statement schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the Consolidated Financial Statements or the notes thereto.
3.    Exhibits

Exhibit No.	Description

1.1	Equity Distribution Agreement, incorporated by reference to Exhibit 1.1 on the registrant’s Current Report on Form 8-K filed on August 8, 2023 (File No. 000-07087).

3 (a)	Restated Certificate of Incorporation, incorporated by reference to the registrant’s 2013 Annual Report on Form 10-K, Exhibit 3(a), filed March 7, 2014 (File No. 000-07087).

(b)	By-Laws, as amended

(c)	Certificate of Amendment of the Certificate of Incorporation of Astronics Corporation, incorporated by reference to the registrant’s Current Report on Form 8-K, Exhibit 3.1, filed May 24, 2023 (File No. 000-07087).

4 (a)	Description of Registrant’s Securities, incorporated by reference to the registrant’s 2022 Annual Report on Form 10-K, Exhibit 4(a), filed March 10, 2023 (File No. 000-07087).

10.1*	Restated Thrift and Profit Sharing Retirement Plan, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.1, filed March 3, 2011 (File No. 000-07087).

10.2*	Non-Qualified Supplemental Retirement Plan, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.5, filed March 3, 2011 (File No. 000-07087).

10.3*	Employment Termination Benefits Agreement dated December 16, 2003 between Astronics Corporation and Peter J. Gundermann, President and Chief Executive Officer of Astronics Corporation, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.6, filed March 3, 2011 (File No. 000-07087).

10.4*	Employment Termination Benefits Agreement dated December 16, 2003 between Astronics Corporation and David C. Burney, Vice President and Chief Financial Officer of Astronics Corporation, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.7, filed March 3, 2011 (File No. 000-07087).

10.5*	2005 Director Stock Option Plan, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.8, filed March 3, 2011 (File No. 000-07087).

10.6*	Supplemental Retirement Plan, Amended and Restated, March 6, 2012, incorporated by reference to the registrant’s 2012 Annual Report on Form 10-K, Exhibit 10.10, filed February 22, 2013 (File No. 000-07087).

10.7*	First Amendment of the Employment Termination Benefits Agreement dated December 30, 2008 between Astronics Corporation and Peter J. Gundermann, President and Chief Executive Officer of Astronics, incorporated by reference to the registrant’s 2008 Annual Report on Form 10-K, Exhibit 10.11, filed March 11, 2009 (File No. 000-07087).

10.8*	First Amendment of the Employment Termination Benefits Agreement dated December 30, 2008 between Astronics Corporation and David C. Burney, Vice President and Chief Financial Officer of Astronics Corporation, incorporated by reference to the registrant’s 2008 Annual Report on Form 10-K, Exhibit 10.12, filed March 11, 2009 (File No. 000-07087).

10.9*	Employment Termination Benefits Agreement Dated February 18, 2005 between Astronics Corporation and Mark A. Peabody, Executive Vice President of Astronics Advanced Electronic Systems, Inc., incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.13, filed March 3, 2011 (File No. 000-07087).

10.10*	First Amendment of the Employment Termination Benefits Agreement dated December 31, 2008 between Astronics Corporation and Mark A. Peabody, Executive Vice President of Astronics Advanced Electronic Systems, Inc., incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.14, filed March 3, 2011 (File No. 000-07087).

10.11*	Form of Indemnification Agreement as executed by each of Astronics Corporation’s Directors and Executive Officers, incorporated by reference to the registrant’s 2010 Annual Report on Form 10-K, Exhibit 10.15, filed March 3, 2011 (File No. 000-07087).

10.12*	2011 Employee Stock Option Plan, incorporated by reference to the registrant’s Form S-8, Exhibit 4.1 filed on August 4, 2011 (File No. 000-07087).

10.13*	Supplemental Retirement Plan II, incorporated by reference to the registrant’s 2012 Annual Report on Form 10-K, Exhibit 10.18, filed February 22, 2013 (File No. 000-07087).

10.14*
Astronics Corporation Amended and Restated 2017 Long Term Incentive Plan, (incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement on Schedule 14A, as filed with the SEC on April 13, 2021).

10.15*	Form of Stock Option Agreement (Named Executive Officers) under Amended and Restated 2017 Long Term Incentive Plan, incorporated by reference to the registrant’s 2022 Annual Report on Form 10-K, Exhibit 10.18, filed March 10, 2023 (File No. 000-07087).

10.16*	Form of Performance Based Vesting RSU Agreement (Named Executive Officers) under Amended and Restated 2017 Long Term Incentive Plan, incorporated by reference to the registrant’s 2022 Annual Report on Form 10-K, Exhibit 10.19, filed March 10, 2023 (File No. 000-07087).

10.17*	Form of Time-Based Vesting RSU Agreement (Directors) under Amended and Restated 2017 Long Term Incentive Plan, incorporated by reference to the registrant’s 2022 Annual Report on Form 10-K, Exhibit 10.20, filed March 10, 2023 (File No. 000-07087).

10.18*	Form of Time-Based Vesting RSU Agreement (Key Employees) under Amended and Restated 2017 Long Term Incentive Plan, incorporated by reference to the registrant’s 2022 Annual Report on Form 10-K, Exhibit 10.21, filed March 10, 2023 (File No. 000-07087).

10.19	Sixth Amended and Restated Credit Agreement entered into by and among Astronics Corporation, HSBC Bank USA, National Association, Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.1 on the registrant’s Current Report on Form 8-K on January 19, 2023 (File No. 000-07087).

10.20	Credit Agreement dated as of January 19, 2023 by and among Astronics Corporation, Great Rock Capital Partners Management, LLC, incorporated by reference to Exhibit 10.2 on the registrant’s Current Report on Form 8-K on January 19, 2023 (File No. 000-07087).

10.21	First Amendment to Sixth Amended and Restated Credit Agreement, incorporated by reference to Exhibit 10.1 on the registrant’s Current Report on Form 8-K filed on June 28, 2023 (File No. 000-07087).

10.22	Second Amendment to Sixth Amended and Restated Credit Agreement, incorporated by reference to Exhibit 10.1 on the registrant’s Current Report on Form 8-K filed on November 1, 2023 (File No. 000-07087).

10.23	First Amendment to the Credit Agreement by and among Astronics Corporation, Great Rock Capital Partners Management, LLC.

21**	Subsidiaries of the Registrant.

23**	Consent of Independent Registered Public Accounting Firm; filed herewith.

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; filed herewith.

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; filed herewith.

32**	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; filed herewith.

97**	Compensation Clawback Policy, dated December 1, 2023; filed herewith.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Identifies a management contract or compensatory plan or arrangement as required by Item 15(a) (3) of Form 10-K.

**	Submitted electronically herewith

SCHEDULE II
Valuation and Qualifying Accounts

Year	Description	Balance at the Beginning of Period	Additions Charged to Cost and Expense	Write-Offs/Other	Balance at End of Period
(In thousands)
2023	Allowance for Estimated Credit Losses	$2,630	$7,772	$(1,209)	$9,193
	Reserve for Excess and Obsolete Inventories	$36,817	$8,229	$(6,507)	$38,539
	Deferred Tax Valuation Allowance	$57,369	$8,096	$175	$65,640
2022	Allowance for Estimated Credit Losses	$3,183	$565	$(1,118)	$2,630
	Reserve for Excess and Obsolete Inventories	$33,775	$2,850	$192	$36,817
	Deferred Tax Valuation Allowance	$43,519	$15,236	$(1,386)	$57,369
2021	Allowance for Estimated Credit Losses	$3,218	$90	$(125)	$3,183
	Reserve for Excess and Obsolete Inventories	$33,410	$3,852	$(3,487)	$33,775
	Deferred Tax Valuation Allowance	$37,168	$7,100	$(749)	$43,519

ITEM 16.     FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on March 4, 2024.

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

Signature	Title	Date

/s/ Peter J. Gundermann	President and Chief Executive Officer (Principal Executive Officer)	March 4, 2024
Peter J. Gundermann

/s/ David C. Burney	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	March 4, 2024
David C. Burney

/s/ Nancy L. Hedges	Corporate Controller and Principal Accounting Officer	March 4, 2024
Nancy L. Hedges

/s/ Robert T. Brady	Director	March 4, 2024
Robert T. Brady

/s/ Linda O’Brien	Director	March 4, 2024
Linda O’Brien

/s/ Jeffry D. Frisby	Director	March 4, 2024
Jeffry D. Frisby

/s/ Peter J. Gundermann	Director	March 4, 2024
Peter J. Gundermann

/s/ Warren C. Johnson	Director	March 4, 2024
Warren C. Johnson

/s/ Robert S. Keane	Director	March 4, 2024
Robert S. Keane

/s/ Neil Kim	Director	March 4, 2024
Neil Kim

/s/ Mark J. Moran	Director	March 4, 2024
Mark J. Moran