Form 10-Q
period 2024-03-30
ASTRONICS CORP
filed 2024-05-06
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 30, 2024
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 25, 2024, 34,841,895 shares of common stock were outstanding consisting of 29,071,415 shares of common stock ($.01 par value) and 5,770,480 shares of Class B common stock ($.01 par value).

Part I – Financial Information
Item 1. Financial Statements
ASTRONICS CORPORATION
Consolidated Condensed Balance Sheets
March 30, 2024 with Comparative Figures for December 31, 2023
(Unaudited)
(In thousands)

	March 30, 2024	December 31, 2023

Current Assets:
Cash and Cash Equivalents	$5,308	$4,756
Restricted Cash	1,302	6,557
Accounts Receivable, Net of Allowance for Estimated Credit Losses	170,246	172,108
Inventories	199,497	191,801
Prepaid Expenses and Other Current Assets	15,541	14,560
Total Current Assets	391,894	389,782
Property, Plant and Equipment, Net of Accumulated Depreciation	83,684	85,436
Operating Right-of-Use Assets	27,419	27,909
Other Assets	6,690	7,035
Intangible Assets, Net of Accumulated Amortization	62,121	65,420
Goodwill	58,156	58,210
Total Assets	$629,964	$633,792
Current Liabilities:
Current Maturities of Long-term Debt	$8,996	$8,996
Accounts Payable	61,269	61,134
Current Operating Lease Liabilities	5,358	5,069
Accrued Expenses and Other Current Liabilities	55,399	46,106
Customer Advance Payments and Deferred Revenue	20,257	22,029
Total Current Liabilities	151,279	143,334
Long-term Debt	153,149	159,237
Long-term Operating Lease Liabilities	23,677	24,376
Other Liabilities	50,136	57,327
Total Liabilities	378,241	384,274
Shareholders’ Equity:
Common Stock	376	373
Accumulated Other Comprehensive Loss	(9,901)	(9,426)
Other Shareholders’ Equity	261,248	258,571
Total Shareholders’ Equity	251,723	249,518
Total Liabilities and Shareholders’ Equity	$629,964	$633,792
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Operations
Three Months Ended March 30, 2024 With Comparative Figures for 2023
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 30, 2024	April 1, 2023
Sales	$185,074	$156,538
Cost of Products Sold	150,883	129,028
Gross Profit	34,191	27,510
Selling, General and Administrative Expenses	32,525	29,880
Income (Loss) from Operations	1,666	(2,370)
Net Gain on Sale of Business	—	(3,427)
Other Expense (Income), Net	436	(1,288)
Interest Expense, Net of Interest Income	5,759	5,470
Loss Before Income Taxes	(4,529)	(3,125)
(Benefit from) Provision for Income Taxes	(1,351)	1,290
Net Loss	$(3,178)	$(4,415)
Loss Per Share:
Basic	$(0.09)	$(0.14)
Diluted	$(0.09)	$(0.14)
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Comprehensive Loss
Three Months Ended March 30, 2024 With Comparative Figures for 2023
(Unaudited)
(In thousands)

	Three Months Ended
	March 30, 2024	April 1, 2023
Net Loss	$(3,178)	$(4,415)
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(756)	224
Retirement Liability Adjustment – Net of Tax	281	185
Total Other Comprehensive (Loss) Income	(475)	409
Comprehensive Loss	$(3,653)	$(4,006)
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Cash Flows
Three Months Ended March 30, 2024 With Comparative Figures for 2023

	Three Months Ended
(Unaudited, In thousands)	March 30, 2024	April 1, 2023
Cash Flows from Operating Activities:
Net Loss	$(3,178)	$(4,415)
Adjustments to Reconcile Net Loss to Cash Flows from Operating Activities:
Depreciation and Amortization	6,328	6,662
Amortization of Deferred Financing Fees	832	616
Provisions for Non-Cash Losses on Inventory and Receivables	767	627
Equity-based Compensation Expense	2,802	2,399
Operating Lease Non-Cash Expense	1,280	1,186
Non-Cash 401K Contribution and Quarterly Bonus Accrual	3,454	1,208
Non-Cash Annual Stock Bonus Accrual	1,448	—
Net Gain on Sale of Business, Before Taxes	—	(3,427)
Non-Cash Deferred Liability Recovery	—	(5,824)
Other	968	(525)
Changes in Operating Assets and Liabilities Providing (Using) Cash:
Accounts Receivable	1,427	(4,170)
Inventories	(8,826)	(13,860)
Accounts Payable	224	(3,488)
Accrued Expenses	(1,717)	2,944
Customer Advance Payments and Deferred Revenue	(1,685)	1,190
Income Taxes	(1,722)	1,262
Operating Lease Liabilities	(1,196)	(1,447)
Supplemental Retirement Plan Liabilities	(101)	(100)
Other Assets and Liabilities	932	(19)
Net Cash from Operating Activities	2,037	(19,181)
Cash Flows from Investing Activities:
Proceeds from Sale of Business and Assets	—	3,437
Capital Expenditures	(1,598)	(1,573)
Net Cash from Investing Activities	(1,598)	1,864
Cash Flows from Financing Activities:
Proceeds from Long-term Debt	1,356	126,122
Principal Payments on Long-term Debt	(7,249)	(111,986)
Stock Award Activity	1,713	(602)
Finance Lease Principal Payments	(53)	(11)
Debt Acquisition Costs	(809)	(4,347)
Net Cash from Financing Activities	(5,042)	9,176
Effect of Exchange Rates on Cash	(100)	80
Decrease in Cash and Cash Equivalents and Restricted Cash	(4,703)	(8,061)
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	11,313	13,778
Cash and Cash Equivalents and Restricted Cash at End of Period	$6,610	$5,717
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Shareholders’ Equity
Three Months Ended March 30, 2024 With Comparative Figures for 2023
(Unaudited)
(In thousands)

	Three Months Ended
	March 30, 2024	April 1, 2023
Common Stock
Beginning of Period	$314	$291
Shares Issued to Fund Bonus Obligations	2	—
Net Issuance of Common Stock for Restricted Stock Units (“RSU’s”)	1	1
Class B Stock Converted to Common Stock	1	1
End of Period	318	293
Convertible Class B Stock
Beginning of Period	59	63
Class B Stock Converted to Common Stock	(1)	(1)
End of Period	58	62
Additional Paid in Capital
Beginning of Period	129,544	98,630
Shares Issued to Fund Bonus Obligations	2,747	—
Net Exercise of Stock Options, including ESPP, and Equity-based Compensation Expense	2,802	2,399
Tax Withholding Related to Issuance of RSU’s	(1,027)	(603)
End of Period	134,066	100,426
Accumulated Comprehensive Loss
Beginning of Period	(9,426)	(9,526)
Foreign Currency Translation Adjustments	(756)	224
Retirement Liability Adjustment – Net of Taxes	281	185
End of Period	(9,901)	(9,117)
Retained Earnings
Beginning of Period	209,753	240,360
Net Loss	(3,178)	(4,415)
Reissuance of Treasury Shares for 401K Contribution	(676)	(1,482)
End of Period	205,899	234,463
Treasury Stock
Beginning of Period	(80,726)	(89,898)
Shares Issued to Fund 401K Obligation	2,009	2,695
End of Period	(78,717)	(87,203)
Total Shareholders’ Equity	$251,723	$238,924
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Shareholders’ Equity, Continued
Three Months Ended March 30, 2024 With Comparative Figures for 2023
(Unaudited)
(In thousands)

	Three Months Ended
(Shares)	March 30, 2024	April 1, 2023
Common Stock
Beginning of Period	31,402	29,122
Shares Issued to Fund Bonus Obligations	144	—
Net Issuance from Exercise of Stock Options	—	1
Net Issuance of Common Stock for RSU’s	107	83
Class B Stock Converted to Common Stock	179	67
End of Period	31,832	29,273
Convertible Class B Stock
Beginning of Period	5,952	6,314
Class B Stock Converted to Common Stock	(179)	(67)
End of Period	5,773	6,247
Treasury Stock
Beginning of Period	2,833	3,155
Shares Issued to Fund 401K Obligation	(71)	(95)
End of Period	2,762	3,060
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Notes to Consolidated Condensed Financial Statements
March 30, 2024
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
Operating Results
The results of operations for any interim period are not necessarily indicative of results for the full year. In addition, the supply chain pressures and residual impacts of the COVID-19 pandemic have increased the volatility we experience in our financial results in recent periods and this could continue in future interim and annual periods. Operating results for the three months ended March 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
The balance sheet on December 31, 2023, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.
For further information, refer to the financial statements and footnotes included in Astronics Corporation’s 2023 annual report on Form 10-K.
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
Restricted Cash
Under the provisions of the ABL Revolving Credit Facility (as defined and discussed below in Note 7), the Company has a cash dominion arrangement with the banking institution for its accounts within the United States whereby daily cash receipts are contractually utilized to pay down outstanding balances on the ABL Revolving Credit Facility. Account balances that have not yet been applied to the ABL Revolving Credit Facility are classified as restricted cash in the accompanying Consolidated Condensed Balance Sheets. The following table provides a reconciliation of cash and restricted cash included in Consolidated Condensed Balance Sheets to the amounts included in the Consolidated Condensed Statements of Cash Flows.

(In thousands)	March 30, 2024	April 1, 2023
Cash and Cash Equivalents	$5,308	$4,220
Restricted Cash	1,302	1,497
Total Cash and Restricted Cash Shown in Statements of Cash Flows	$6,610	$5,717
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
The changes in allowances for estimated credit losses for the three months ended March 30, 2024 and April 1, 2023 consisted of the following:

	Three Months Ended
(In thousands)	March 30, 2024	April 1, 2023
Balance at Beginning of the Period	$9,193	$2,630
Bad Debt Expense, Net of Recoveries	86	(288)
Write-off Charges Against the Allowance and Other Adjustments	(683)	(77)
Balance at End of the Period	$8,596	$2,265
In November 2023, a non-core contract manufacturing customer reported within the Aerospace segment filed for bankruptcy under Chapter 11. As a result, the Company recorded a full reserve of $7.5 million for outstanding accounts receivable.
Research and Development Expenses
Research and development costs are expensed as incurred and include salaries, benefits, consulting, material costs, and depreciation. Research and development expenses amounted to $13.3 million and $12.7 million for the three months ended March 30, 2024 and April 1, 2023, respectively. These costs are included in cost of products sold.
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
As of March 30, 2024 and April 1, 2023, the Company concluded that no indicators of impairment relating to intangible assets or goodwill existed and an interim test was not performed in the three-month periods then ended.
Foreign Currency Translation
The aggregate foreign currency transaction gain or loss included in operations was insignificant for the three months ended March 30, 2024 and April 1, 2023.

Newly Adopted Accounting Pronouncements
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
2) Revenue
On March 30, 2024, we had $612.5 million of remaining performance obligations, which we refer to as total backlog. We expect to recognize approximately $563.1 million of our remaining performance obligations as revenue over the next twelve months and the balance thereafter.
We recognized $9.2 million and $14.1 million during the three months ended March 30, 2024 and April 1, 2023, respectively, in revenues that were included in the contract liability balance at the beginning of the period.
The Company's contract assets and contract liabilities consist primarily of costs and profits in excess of billings and billings in excess of cost and profits, respectively. The following table presents the beginning and ending balances of contract assets and contract liabilities during the three months ended March 30, 2024:

(In thousands)	Contract Assets	Contract Liabilities
Beginning Balance, January 1, 2024	$46,321	$22,888
Ending Balance, March 30, 2024	$49,849	$21,092
The Company recognizes an asset for certain, material costs to fulfill a contract if it is determined that the costs relate directly to a contract or an anticipated contract that can be specifically identified, generate or enhance resources that will be used in satisfying performance obligations in the future, and are expected to be recovered. Such costs are amortized on a systematic basis that is consistent with the transfer to the customer of the goods to which the asset relates. Start-up costs are expensed as incurred. Capitalized fulfillment costs are included in Work in Progress within Inventories in the accompanying Consolidated Condensed Balance Sheets. Should future orders not materialize or it is determined the costs are no longer probable of recovery, the capitalized costs are written off. Capitalized fulfillment costs were $5.1 million and $4.7 million on March 30, 2024 and December 31, 2023, respectively. Amortization of fulfillment costs recognized within Cost of Products Sold was approximately $0.3 million for the three months ended March 30, 2024. No amortization of fulfillment costs was recorded in 2023.

The following table presents our revenue disaggregated by Market Segments as follows:

	Three Months Ended
(In thousands)	March 30, 2024	April 1, 2023
Aerospace Segment
Commercial Transport	$121,430	$94,213
Military Aircraft	17,079	14,064
General Aviation	19,551	19,448
Other	5,578	7,872
Aerospace Total	163,638	135,597

Test Systems Segment
Government & Defense	21,436	20,941
Test Systems Total	21,436	20,941

Total	$185,074	$156,538
The following table presents our revenue disaggregated by Product Lines as follows:

	Three Months Ended
(In thousands)	March 30, 2024	April 1, 2023
Aerospace Segment
Electrical Power & Motion	$83,124	$53,454
Lighting & Safety	41,787	36,553
Avionics	25,594	29,741
Systems Certification	4,448	5,677
Structures	3,107	2,300
Other	5,578	7,872
Aerospace Total	163,638	135,597

Test Systems	21,436	20,941

Total	$185,074	$156,538
3) Inventories
Inventories consisted of the following:

(In thousands)	March 30, 2024	December 31, 2023
Finished Goods	$30,507	$29,013
Work in Progress	33,948	32,118
Raw Material	135,042	130,670
	$199,497	$191,801

4) Property, Plant and Equipment
Property, Plant and Equipment consisted of the following:

(In thousands)	March 30, 2024	December 31, 2023
Land	$8,585	$8,606
Buildings and Improvements	71,362	71,480
Machinery and Equipment	128,235	126,725
Construction in Progress	3,104	4,219
	211,286	211,030
Less Accumulated Depreciation	127,602	125,594
	$83,684	$85,436
5) Intangible Assets
The following table summarizes acquired intangible assets as follows:

		March 30, 2024		December 31, 2023
(In thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	11 years	$2,146	$2,146	$2,146	$2,146
Non-compete Agreement	4 years	11,082	11,077	11,082	11,072
Trade Names	10 years	11,409	10,068	11,426	9,973
Completed and Unpatented Technology	9 years	47,866	39,878	47,896	38,961
Customer Relationships	15 years	142,155	89,368	142,208	87,186
Total Intangible Assets	13 years	$214,658	$152,537	$214,758	$149,338
All acquired intangible assets other than goodwill and one trade name are being amortized. Amortization expense for acquired intangibles is summarized as follows:

	Three Months Ended
(In thousands)	March 30, 2024	April 1, 2023
Amortization Expense	$3,270	$3,597
Amortization expense for acquired intangible assets expected for 2024 and for each of the next five years is summarized as follows:

(In thousands)
2024	$12,859
2025	$10,935
2026	$9,533
2027	$7,825
2028	$7,037
2029	$5,664
6) Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the three months ended March 30, 2024:

(In thousands)	December 31, 2023	Foreign Currency Translation	March 30, 2024
Aerospace	$36,575	$(54)	$36,521
Test Systems	21,635	—	21,635
	$58,210	$(54)	$58,156

7) Long-term Debt and Notes Payable
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
On March 27, 2024, the Company executed an amendment to the ABL Revolving Credit Facility, extending a temporary increase to the maximum aggregate amount that the Company can borrow under the revolving credit line by $5 million from $115 million to $120 million until May 15, 2024, at which time the limit is to return to $115 million. Under the provisions of the ABL Revolving Credit Facility, the Company has a cash dominion arrangement with the lead banking institution whereby eligible daily cash receipts are contractually utilized to pay down outstanding borrowings and any cash balances subject to the dominion arrangement collateralize the outstanding borrowings under the ABL Revolving Credit Facility. Eligible cash balances that have not yet been applied to outstanding debt balances are classified as restricted cash in the accompanying Consolidated Condensed Balance Sheets. The Company is also required to maintain minimum liquidity of $20 million through the date of delivery of the compliance certificate for the quarter ended March 30, 2024, and $10 million thereafter. On March 30, 2024, there was $83.4 million outstanding on the ABL Revolving Credit Facility and there remained $36.3 million available, net of outstanding letters of credit (though subject to the minimum liquidity requirement).
The Company also entered into a $90 million asset-based Term Loan Facility on January 19, 2023. The Term Loan Facility is secured primarily by fixed assets, real estate and intellectual property. The maturity date of the Term Loan Facility is the earlier of the stated maturity date of the ABL Revolving Credit Facility or January 19, 2027, if the ABL Revolving Credit Facility is extended beyond that date. The Company pays interest under the Term Loan Facility at a rate equal to SOFR (which is required to be at least 2.50%) plus 8.75%. The Company must pay a commitment fee under the Term Loan Facility of 5% of the total aggregate commitment, or $4.5 million, $1.8 million which was paid on the closing date, $1.8 million which was paid in June 2023 and $0.9 million, which is due in the second quarter of 2024.
Amortization of the principal under the Term Loan Facility began in April with a monthly amortization rate of 0.292% of the outstanding term loan principal balance for the period April 1, 2023 through June 1, 2023, 0.542% per month for the period July 1, 2023 through September 1, 2023 and 0.833% monthly thereafter. Total scheduled principal payments of $9.0 million are payable over the next twelve months and as such, have been classified as current in the accompanying Consolidated Condensed Balance Sheet as of March 30, 2024. The interest rate on current maturities of long-debt is variable at SOFR plus 8.75% and was 14.2% at March 30, 2024. The remaining balance of $74.3 million as of March 30, 2024, is recorded as long-term in the accompanying Consolidated Condensed Balance Sheet.
Pursuant to the ABL Revolving Credit Facility and the Term Loan Facility, as amended in March 2024, the Company was required to comply with a minimum trailing four quarter Adjusted EBITDA, as defined in the amended ABL Revolving Credit Facility and Term Loan Facility Agreements, of $45.3 million in the Company’s first quarter of 2024, increasing to $48.0 million in the second quarter of 2024, $67.1 million in the third quarter of 2024 and $70 million thereafter. Mandatory prepayment of a portion of excess cash flow, as defined by the Term Loan Facility, is payable towards the principal amount outstanding on an annual basis. No such amounts were payable for the year ended December 31, 2023. Any voluntary prepayments made are subject to a prepayment fee, as defined by the Term Loan Facility. Beginning with the first quarter of 2024, the Company is subject to a minimum fixed charge coverage ratio of 1.10 to 1.00. Further, the Company is subject to excess cash flow repayment provisions, restrictions on additional indebtedness, share repurchases and dividend payments, and a limitation on capital expenditures. The Company was in compliance with debt covenants under the ABL Revolving Credit Facility and Term Loan Facility as of and for the quarter ended March 30, 2024.
The Company incurred $0.8 million in incremental debt issuance costs related to the new facilities during the three months ended March 30, 2024, allocated between the ABL Revolving Credit Facility and the Term Loan Facility. All costs are amortized to interest expense over the term of the respective agreement. Unamortized deferred debt issuance costs associated with the ABL Revolving Credit Facility ($1.8 million as of March 30, 2024) are recorded within Other Assets and those associated with the Term Loan Facility ($4.5 million as of March 30, 2024) are recorded as a reduction of the carrying value of the debt on the Consolidated Condensed Balance Sheet.
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
Activity in the warranty accrual is summarized as follows:

	Three Months Ended
(In thousands)	March 30, 2024	April 1, 2023
Balance at Beginning of Period	$9,751	$8,009
Warranties Issued	1,489	780
Warranties Settled	(746)	(1,337)
Reassessed Warranty Exposure	28	(51)
Balance at End of Period	$10,522	$7,401
9) Income Taxes
The effective tax rates were approximately 29.8% and (41.3)% for the three months ended March 30, 2024 and April 1, 2023, respectively. Beginning with the 2022 tax year, certain research and development costs are required to be capitalized and amortized over sixty months for income tax purposes. The tax rate in the 2024 period was impacted by a valuation allowance applied against the deferred tax asset associated with the research and development costs that are expected to be capitalized and was partially offset by the removal of valuation allowances related to net operating losses and certain timing differences that are expected to reverse during 2024. In addition, the tax rate in the 2024 period was also impacted by state income taxes and the federal research and development credit expected for 2024.
The Company records a valuation allowance against the deferred tax assets if and to the extent it is more likely than not that the Company will not recover the deferred tax assets. In evaluating the need for a valuation allowance, the Company weighs all relevant positive and negative evidence and considers among other factors, historical financial performance, projected future taxable income, scheduled reversals of deferred tax liabilities, the overall business environment, and tax planning strategies. Losses in recent periods and cumulative pre-tax losses in the three-year period ending with the current year, combined with the significant uncertainty brought about by the COVID-19 pandemic, are collectively considered significant negative evidence under ASC 740 when assessing whether an entity can use projected income as a basis for concluding that deferred tax assets are realizable on a more-likely than not basis. For purposes of assessing the recoverability of deferred tax assets, the Company determined that it could not include future projected earnings in the analysis due to its recent history of losses and therefore had insufficient objective positive evidence that the Company will generate sufficient future taxable income to overcome the negative evidence of cumulative losses. Accordingly, during the years ended December 31, 2023 and 2022, the Company determined that a portion of its deferred tax assets were not expected to be realizable in the future and the Company continues to maintain the valuation allowance against its deferred tax assets as of March 30, 2024.

10) Earnings Per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended
(In thousands)	March 30, 2024	April 1, 2023
Weighted Average Shares - Basic	34,863	32,505
Net Effect of Dilutive Stock Awards	—	—
Weighted Average Shares - Diluted	34,863	32,505
Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted earnings per share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. The Company incurred a net loss for the three months ended March 30, 2024 and April 1, 2023, therefore all outstanding stock options and unvested restricted stock units are excluded from the computation of diluted loss per share because the effect of their inclusion would be anti-dilutive. The number of common shares excluded from the computation was approximately 1,043,000 shares as of March 30, 2024 and 962,000 shares as of April 1, 2023.
Currently, the Company expects to fund its discretionary 401K contribution and quarterly bonus obligation for the quarter ended March 30, 2024, with treasury stock in lieu of cash. The earnings per share calculation for the quarter ended March 30, 2024, is inclusive of the approximately 0.1 million in shares outstanding for the equivalent shares needed to fulfill the 401K contribution obligation and 0.1 million in shares outstanding for the equivalent shares needed to fulfill the quarterly bonus obligation using the closing share price as of March 30, 2024. Actual shares issued may differ based on the sale price on the settlement date.
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
When treasury shares are reissued, the Company determines the cost using an average cost method. The difference between the average cost of the treasury shares and the reissuance price is included in Retained earnings. During the three month periods ended March 30, 2024 and April 1, 2023, the Company reissued 71,000 and 95,000 treasury shares, respectively, associated with the funding of employer 401K contributions and recorded the difference between the average cost and the reissuance price, $0.7 million and $1.5 million, respectively, as a reduction to Retained earnings.
At-the-Market Equity Offering
On August 8, 2023, the Company initiated an at-the-market equity offering program (the “ATM Program”) for the sale from time to time of shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) having an aggregate offering price of up to $30.0 million. During the three months ended March 30, 2024, the Company did not sell any shares of our common stock under the ATM Program. As of March 30, 2024, the Company had remaining capacity under the ATM Program to sell shares of Common Stock having an aggregate offering price up to approximately $8.2 million.
Comprehensive (Loss) Income and Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

(In thousands)	March 30, 2024	December 31, 2023
Foreign Currency Translation Adjustments	$(7,107)	$(6,351)
Retirement Liability Adjustment – Before Tax	(5,076)	(5,357)
Tax Benefit of Retirement Liability Adjustment	2,282	2,282
Retirement Liability Adjustment – After Tax	(2,794)	(3,075)
Accumulated Other Comprehensive Loss	$(9,901)	$(9,426)

The components of other comprehensive (loss) income are as follows:

	Three Months Ended
(In thousands)	March 30, 2024	April 1, 2023
Foreign Currency Translation Adjustments	$(756)	$224
Retirement Liability Adjustments:
Reclassifications to Selling, General and Administrative Expenses:
Amortization of Prior Service Cost	97	95
Amortization of Net Actuarial Losses	184	90
Retirement Liability Adjustment	281	185
Other Comprehensive (Loss) Income	$(475)	$409
12) Supplemental Retirement Plan and Related Post Retirement Benefits
The Company has two non-qualified supplemental retirement defined benefit plans (“SERP” and “SERP II”) for certain current and retired executive officers. The following table sets forth information regarding the net periodic pension cost for the plans.

	Three Months Ended
(In thousands)	March 30, 2024	April 1, 2023
Service Cost	$—	$26
Interest Cost	343	325
Amortization of Prior Service Cost	97	95
Amortization of Net Actuarial Losses	184	90
Net Periodic Cost	$624	$536
Participants in the SERP are entitled to paid medical, dental, and long-term care insurance benefits upon retirement under the plan. The Company also has a defined benefit plan related to its subsidiary in France. The net periodic cost for both plans for the three months ended March 30, 2024 and April 1, 2023, is immaterial.
The service cost component of net periodic benefit costs above is recorded in Selling, General and Administrative Expenses within the Consolidated Condensed Statements of Operations, while the remaining components are recorded in Other Expense (Income), Net.
13) Sales to Major Customers
The loss of major customers or a significant reduction in business with a major customer would significantly, and negatively impact our sales and earnings. In the three months ended March 30, 2024 and April 1, 2023, the Company had one customer over 10% of consolidated sales. Sales to The Boeing Company (“Boeing”) accounted for 10.7% and 10.2% of sales in the three months ended March 30, 2024 and April 1, 2023, respectively. Accounts receivable from Boeing on March 30, 2024 were approximately $17.6 million.
14) Legal Proceedings
Lufthansa
One of the Company’s subsidiaries is involved in numerous patent infringement actions brought by Lufthansa Technik AG (“Lufthansa”) in Germany, the United Kingdom (“UK”) and France. The Company is vigorously defending all such litigation and proceedings. Additional information about these legal proceedings can be found in Note 19 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
The reserve for the German indirect claim and interest was approximately $17.2 million on March 30, 2024 and $17.1 million on December 31, 2023. The Company currently believes it is unlikely that the damages in the indirect proceedings and related interest will be paid within the next twelve months. Therefore, the liability related to these matters is classified within Other Liabilities (non-current) in the Consolidated Condensed Balance Sheets on March 30, 2024 and December 31, 2023.
In the matter before the UK High Court of Justice, as previously disclosed, Lufthansa has pleaded its case for monetary compensation, which will be determined at a separate trial. Lufthansa has elected to pursue a claim in relation to the defendants’ profits from their infringing activities. We have estimated damages and accrued interest for AES and its indemnified customers of approximately $7.3 million and $7.4 million as of March 30, 2024 and December 31, 2023, respectively. This variance is due to currency fluctuation and interest accrued. Interest will accrue until the final payment to Lufthansa. This amount is subject to change as additional data is received and evaluated, and as additional information regarding the nature of its claim is put forward by Lufthansa in advance of the damages trial. The damages trial is scheduled to be heard starting in October 2024, with payment likely due in early 2025. Therefore, the liability related to these matters is classified within Accrued Expenses and Other Current Liabilities in the Consolidated Condensed Balance Sheets on March 30, 2024. The liability related to these matters was classified within Other Liabilities (non-current) on December 31, 2023.
As previously disclosed, on December 4, 2020, the Court held the French patent invalid for all asserted claims. There can consequently be no finding of infringement on first instance. Lufthansa has appealed this judgment. The appeal hearing took place on December 8, 2022, and on February 24, 2023, the Court upheld the first instance judgment in favor of AES. Lufthansa lodged an appeal before the French Supreme Court; the French Supreme Court will review the Court of Appeal of Paris reasoning around the nullification of one of the claims of the patent. AES filed a brief with the French Supreme Court on January 22, 2024 in response to Lufthansa’s appeal and awaits guidance on further briefing or a decision from the Court. As loss exposure is not probable and estimable at this time, the Company has not recorded any liability with respect to the French matter as of March 30, 2024 or December 31, 2023.
There were no other significant developments in any of these matters during the three months ended March 30, 2024.
A liability for reimbursement of Lufthansa’s legal expenses associated with the UK matter was approximately $0.7 million on March 30, 2024 and December 31, 2023, which is expected to be paid within the next twelve months and, as such, is classified in Accrued Expenses and Other Current Liabilities in the accompanying Consolidated Condensed Balance Sheet as of March 30, 2024 and December 31, 2023.
Other
On March 23, 2020, Teradyne, Inc. filed a complaint against the Company and its subsidiary, Astronics Test Systems (“ATS”) (together, “the Defendants”) in the United States District Court for the Central District of California alleging patent and copyright infringement, and certain other related claims. The Defendants moved to dismiss certain claims from the case. On November 6, 2020, the Court dismissed the Company from the case, and also dismissed a number of claims, though the patent and copyright infringement claims remained. The case proceeded to discovery. In addition, on December 21, 2020, ATS filed a petition for inter partes review (“IPR”) with the US Patent Trial and Appeal Board (“PTAB”), seeking to invalidate the subject patent, and on July 21, 2021, the PTAB instituted IPR. The PTAB issued its decision on July 20, 2022, in which it invalidated all of Teradyne’s patent claims. Teradyne did not appeal the decision. On June 5, 2023, the parties attended a court-ordered mediation but did not reach a settlement. After the mediation, Teradyne agreed to drop its remaining state law claims in exchange for ATS dropping one of its defenses, leaving only its copyright claim. On December 7, 2023, the District Court granted ATS’s motion for summary judgment on its affirmative defense of fair use. The Court subsequently entered final judgment in favor of ATS on December 14, 2023. Teradyne filed a Notice of Appeal to the Ninth Circuit Court of Appeals on January 12, 2024. Teradyne’s opening brief on its appeal was filed on April 9, 2024 with ATS’s answering brief due on May 9, 2024, though that may be extended. No amounts have been accrued for this matter in the March 30, 2024, or December 31, 2023 financial statements, as loss exposure was neither probable nor estimable at such times.
Other than these proceedings, we are not party to any significant pending legal proceedings that management believes will result in a material adverse effect on our financial condition or results of operations.

15) Segment Information
Below are the sales and operating profit by segment for the three months ended March 30, 2024 and April 1, 2023, and a reconciliation of segment operating profit to loss before income taxes. Operating profit is net sales less cost of products sold and other operating expenses excluding interest and corporate expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment.

	Three Months Ended
(In thousands)	March 30, 2024	April 1, 2023
Sales:
Aerospace	$163,675	$135,715
Less Inter-segment Sales	(37)	(118)
Total Aerospace Sales	163,638	135,597
Test Systems	21,436	20,941
Less Inter-segment Sales	—	—
Total Test Systems Sales	21,436	20,941
Total Consolidated Sales	$185,074	$156,538
Segment Measure of Operating Profit and Margins
Aerospace	$12,097	$4,087
	7.4%	3.0%
Test Systems	(3,079)	(597)
	(14.4)%	(2.9)%
Total Segment Measure of Operating Profit	9,018	3,490
	4.9%	2.2%
Deductions from Segment Measure of Operating Profit:
Net Gain on Sale of Business	—	(3,427)
Interest Expense, Net of Interest Income	5,759	5,470
Corporate Expenses and Other	7,788	4,572
Loss Before Income Taxes	$(4,529)	$(3,125)
During the three months ended April 1, 2023, $5.8 million was recognized in sales related to the reversal of a deferred revenue liability assumed with an acquisition and associated with a customer program within our Test Systems Segment which is no longer expected to occur, which also benefits Test Systems’ operating loss for the period. Corporate expenses and other for the three months ended April 1, 2023, includes income of $1.8 million associated with the reversal of a liability related to an equity investment, as we will no longer be required to make the associated payment. This amount is included in Other Expense (Income), Net in the Consolidated Condensed Statement of Operations.
Total Assets:

(In thousands)	March 30, 2024	December 31, 2023
Aerospace	$490,506	$493,660
Test Systems	126,008	122,681
Corporate	13,450	17,451
Total Assets	$629,964	$633,792
16) Fair Value
There were no financial assets or liabilities carried at fair value measured on a recurring basis on March 30, 2024 or December 31, 2023.
There were no non-recurring fair value measurements performed in the three months ended March 30, 2024 and April 1, 2023.

Due to their short-term nature, the carrying value of cash and equivalents, accounts receivable, and accounts payable approximate fair value. The carrying value of the Company’s variable rate long-term debt instruments also approximates fair value due to the variable rate feature of these instruments.
17) Subsequent Events
Shortly after the quarter ended, the Test Systems segment implemented restructuring initiatives to align the workforce and management structure with near-term revenue expectations and operational needs. These initiatives are expected to provide annualized savings of approximately $4 million, beginning with the third quarter.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10-K for the year ended December 31, 2023.)
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
Important factors affecting our growth and profitability are the rate at which new aircraft are produced, government funding and timing of awards of military programs, our ability to have our products designed into new aircraft, and the rates at which aircraft owners, including commercial airlines, refurbish or install upgrades to their aircraft and supply chain and labor market pressures. New aircraft build rates and aircraft owners spending on upgrades and refurbishments is cyclical and dependent on the strength of the global economy. Once one of our products is designed into a new aircraft, the spare parts business associated thereto is also frequently retained by the Company. Future growth and profitability of the Test Systems business is dependent on developing and procuring new and follow-on business. The nature of our Test Systems business is such that it pursues large, often multi-year, projects. There can be significant periods between orders in this business, which may result in large fluctuations in sales and profit levels and backlog from period to period. Test Systems segment customers include the USDOD, prime contractors to the USDOD, mass transit operators and prime contractors to mass transit operators.
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
Reduced aircraft build rates driven by regulatory actions impacting OEM production, aircraft groundings, tight credit markets, weak economy, reduced air passenger travel, and an increasing supply of used aircraft on the market would likely result in reduced demand for our products, which will result in lower profits. Reduction of defense spending may result in fewer opportunities for us to compete, which could result in lower profits in the future. Many of our newer development programs are based on new and unproven technology and at the same time we are challenged to develop the technology on a schedule that is consistent with specific programs. Delays in delivery schedules and incremental costs resulting from supply chain and labor rate pressures have in the past resulted, and could in the future also result in, lower profits. We will continue to address these challenges by working to improve operating efficiencies and focusing on executing the growth opportunities currently in front of us.

Our ABL Revolving Credit Facility and Term Loan Facility each subject us to various financial and other affirmative and negative covenants with which we must comply on an ongoing or periodic basis. These include financial covenants pertaining to minimum trailing four-quarter EBITDA requirements, minimum liquidity requirements, minimum fixed charge coverage ratio requirements, and excess cash flow repayment provisions. An unexpected decline in our revenues or operating income, including occurring as a result of events beyond our control, could cause us to violate our financial covenants. Our ability to satisfy the financial covenants in our ABL Revolving Credit Facility and Term Loan Facility is an item that our management team continues to closely monitor. While the Company expects to remain in compliance with the required financial covenants for the duration of the agreements, any unexpected negative impacts to our business, including as a result of declines in aircraft production rates from expectations or production delays resulting from regulatory actions affecting OEMs, additional supply chain pressures, the timing of customer orders, and our ability to meet customer delivery schedules, or labor availability and cost pressures, could result in lower revenues and reduced financial profits, and, as a result thereof, our inability to satisfy the financial covenants in our ABL Revolving Credit Facility and Term Loan Facility.
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
On February 13, 2019, the Company completed a divestiture of its semiconductor test business within the Test Systems segment. The transaction included two elements of contingent earnouts. In March 2023, the Company agreed with the final earnout calculation for the calendar 2022 semiconductor test business earnout for $3.4 million. The Company recorded the gain and received the payment in the first quarter of 2023.
CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended
($ in thousands)	March 30, 2024	April 1, 2023
Sales	$185,074	$156,538
Gross Profit (sales less cost of products sold)	$34,191	$27,510
Gross Margin	18.5%	17.6%
Selling, General and Administrative Expenses	$32,525	$29,880
SG&A Expenses as a Percentage of Sales	17.6%	19.1%
Net Gain on Sale of Business	$—	$(3,427)
Interest Expense, Net	$5,759	$5,470
Effective Tax Rate	29.8%	(41.3)%
Net Loss	$(3,178)	$(4,415)
A discussion by segment can be found in “Segment Results of Operations” in this MD&A.
CONSOLIDATED FIRST QUARTER RESULTS
Consolidated sales were up $28.5 million, or 18.2%. Aerospace sales increased $28.0 million, or 20.7%, driven by increased demand in our Electrical Power & Motion product line. Test Systems sales increased $0.5 million. The prior-year period Test Systems sales benefited from the reversal of a $5.8 million deferred revenue liability assumed with an acquisition and associated with a customer program which is no longer expected to occur.
Consolidated cost of products sold in the first quarter of 2024 was $150.9 million, compared with $129.0 million in the prior-year period. The increase was primarily due to higher volume.
Selling, general and administrative (“SG&A”) expenses were $32.5 million in the first quarter of 2024 compared with $29.9 million in the prior-year period primarily due to increased wages and benefits, a $1.9 million increase of incentive compensation expenses recorded in SG&A, and partially offset by a decrease of $0.8 million in litigation-related legal expenses.

In the first quarter of 2023, the Company recognized a $3.4 million gain from the final earnout payment for the 2019 sale of its semiconductor test business, as well as $1.8 million within Other Income associated with the reversal of a liability related to an equity investment.
Consolidated net loss was $3.2 million, or $0.09 per diluted share, compared with net loss of $4.4 million, or $0.14 per diluted share, in the prior year. Tax benefit in the quarter was $1.4 million, compared with tax expense of $1.3 million in the prior year.
Bookings were $205.3 million in the quarter resulting in a book-to-bill ratio of 1.11:1. For the trailing twelve months, bookings totaled $771.6 million and the book-to-bill ratio was 1.08:1. Backlog at the end of the quarter was $612.5 million.
SEGMENT RESULTS OF OPERATIONS
Operating profit, as presented below, is sales less cost of products sold and other operating expenses, excluding interest expense, other corporate expenses and other non-operating sales and expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment. Operating profit is reconciled to loss before income taxes in Note 15 of the Notes to Consolidated Condensed Financial Statements included in this report.
AEROSPACE SEGMENT

	Three Months Ended
($ in thousands)	March 30, 2024	April 1, 2023
Sales	$163,675	$135,715
Less Inter-segment Sales	(37)	(118)
Total Aerospace Sales	$163,638	$135,597
Operating Profit	$12,097	$4,087
Operating Margin	7.4%	3.0%

Aerospace Sales by Market
(In thousands)
Commercial Transport	$121,430	$94,213
Military Aircraft	17,079	14,064
General Aviation	19,551	19,448
Other	5,578	7,872
	$163,638	$135,597
Aerospace Sales by Product Line
(In thousands)
Electrical Power & Motion	$83,124	$53,454
Lighting & Safety	41,787	36,553
Avionics	25,594	29,741
Systems Certification	4,448	5,677
Structures	3,107	2,300
Other	5,578	7,872
	$163,638	$135,597

(In thousands)	March 30, 2024	December 31, 2023
Total Assets	$490,506	$493,660
Backlog	$538,871	$517,240
AEROSPACE FIRST QUARTER RESULTS
Aerospace segment sales increased $28.0 million, or 20.7%, to $163.6 million. The improvement was driven by a 28.9% increase, or $27.2 million, in commercial transport sales. Sales to this market were $121.4 million, or 65.6% of consolidated sales in the quarter, compared with $94.2 million, or 60.2% of consolidated sales in the first quarter of 2023. Higher airline spending and higher OEM build rates drove increased demand.
Military aircraft sales increased $3.0 million, or 21.4%, to $17.1 million. General Aviation sales increased $0.1 million, or 0.5%, to $19.6 million.
Aerospace segment operating profit of $12.1 million, or 7.4% of sales, compares with operating profit of $4.1 million, or 3.0% of sales, in the same period last year. Operating margin expansion reflects the leverage gained on higher volume and improving production efficiencies. Operating profit in the first quarter of 2024 was impacted by a $1.9 million increase in litigation-related legal expenses related to an ongoing patent dispute and the resumption of the Company’s bonus programs, which was $2.4 million.
Aerospace bookings were $185.3 million for a book-to-bill ratio of 1.13:1. Backlog for the Aerospace segment was $538.9 million at quarter end.
TEST SYSTEMS SEGMENT

	Three Months Ended
($ in thousands)	March 30, 2024	April 1, 2023
Sales	$21,436	$20,941
Less Inter-segment Sales	—	—
Total Test Systems Sales	$21,436	$20,941
Operating Loss	$(3,079)	$(597)
Operating Margin	(14.4)%	(2.9)%
All Test Systems sales are to the Government and Defense Market.

(In thousands)	March 30, 2024	December 31, 2023
Total Assets	$126,008	$122,681
Backlog	$73,586	$75,036
TEST SYSTEMS FIRST QUARTER RESULTS
Test Systems segment sales were $21.4 million, up $0.5 million.
Test Systems segment operating loss was $3.1 million, compared to operating loss of $0.6 million in the first quarter of 2023. Test Systems operating loss for the prior-year period benefited from the $5.8 million sales adjustment resulting from the reversal of the deferred revenue liability. Test Systems’ operating loss continues to be negatively affected by mix and under absorption of fixed costs due to low volume. The first quarter of 2024 included a $2.7 million decrease in litigation-related expenses partially offset by a $0.6 million increase in non-cash bonuses.
Given the continued delay in expected project awards, in April 2024 the Test Systems segment implemented additional restructuring initiatives to align the workforce and management structure with near-term revenue expectations and operational needs. These initiatives are expected to provide annualized savings of approximately $4 million, beginning in the third quarter. Severance is expected to approximate $1 million associated with these efforts.
Bookings for the Test Systems segment in the quarter were $20.0 million for a book-to-bill ratio of 0.93:1 for the quarter. Backlog was $73.6 million at the end of the first quarter of 2024 compared with a backlog of $86.3 million at the end of the first quarter of 2023.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities:
Cash provided by operating activities totaled $2.0 million for the first three months of 2024, as compared with $19.2 million cash used for operating activities during the same period in 2023. Cash flow from operating activities increased compared with the same period of 2023 primarily related to improvement in our financial results, coupled with accounts receivable and inventory using less cash as supply chain challenges have improved.

Investing Activities:
Cash used for investing activities was $1.6 million for the first three months of 2024 compared with $1.9 million in cash provided by investing activities in the same period of 2023. Investing cash flows in 2023 were positively impacted by the receipt of $3.4 million received in the prior year related to the calendar 2022 earnout. The Company expects capital spending in 2024 to be in the range of $17 million and $22 million.
Financing Activities:
Cash used for financing activities totaled $5.0 million for the first three months of 2024, as compared with cash provided by financing activities of $9.2 million during the same period in 2023. The Company made net borrowings under our credit facilities of $5.9 million in the first three months of 2024 compared with net proceeds of $14.1 million in the same period in 2023, partially offset by a decrease in costs associated with amending and refinancing our credit facilities.
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
On March 27, 2024, the Company executed an amendment to the ABL Revolving Credit Facility, extending a temporary increase to the maximum aggregate amount that the Company can borrow under the revolving credit line by $5 million from $115 million to $120 million until May 15, 2024, at which time the limit is to return to $115 million. Under the provisions of the ABL Revolving Credit Facility, the Company has a cash dominion arrangement with the lead banking institution whereby eligible daily cash receipts are contractually utilized to pay down outstanding borrowings and any cash balances subject to the dominion arrangement collateralize the outstanding borrowings under the ABL Revolving Credit Facility. Eligible cash balances that have not yet been applied to outstanding debt balances are classified as restricted cash in the accompanying Consolidated Condensed Balance Sheets. The Company is also required to maintain minimum liquidity of $20 million through the date of delivery of the compliance certificate for the quarter ended March 30, 2024, and $10 million thereafter. On March 30, 2024, there was $83.4 million outstanding on the ABL Revolving Credit Facility and there remained $36.3 million available, net of outstanding letters of credit (though subject to the minimum liquidity requirement).
The Company also entered into a $90 million asset-based Term Loan Facility on January 19, 2023. The Term Loan Facility is secured primarily by fixed assets, real estate and intellectual property. The maturity date of the Term Loan Facility is the earlier of the stated maturity date of the ABL Revolving Credit Facility or January 19, 2027, if the ABL Revolving Credit Facility is extended beyond that date. The Company pays interest under the Term Loan Facility at a rate equal to SOFR (which is required to be at least 2.50%) plus 8.75%. The Company must pay a commitment fee under the Term Loan Facility of 5% of the total aggregate commitment, or $4.5 million, $1.8 million which was paid on the closing date, $1.8 million which was paid in June 2023 and $0.9 million, which is due in the second quarter of 2024.
Amortization of the principal under the Term Loan Facility began in April with a monthly amortization rate of 0.292% of the outstanding term loan principal balance for the period April 1, 2023 through June 1, 2023, 0.542% per month for the period July 1, 2023 through September 1, 2023 and 0.833% monthly thereafter. Total scheduled principal payments of $9.0 million are payable over the next twelve months and as such, have been classified as current in the accompanying Consolidated Condensed Balance Sheet as of March 30, 2024. The interest rate on current maturities of long-debt is variable at SOFR plus 8.75% and was 14.2% at March 30, 2024. The remaining balance of $74.3 million as of March 30, 2024, is recorded as long-term in the accompanying Consolidated Condensed Balance Sheet.
Pursuant to the ABL Revolving Credit Facility and the Term Loan Facility, as amended in March 2024, the Company was required to comply with a minimum trailing four quarter Adjusted EBITDA, as defined in the amended ABL Revolving Credit Facility and Term Loan Facility Agreements, of $45.3 million in the Company’s first quarter of 2024, increasing to $48.0 million in the second quarter of 2024, $67.1 million in the third quarter of 2024 and $70 million thereafter. Mandatory prepayment of a portion of excess cash flow, as defined by the Term Loan Facility, is payable towards the principal amount outstanding on an annual basis. No such amounts were payable for the year ended December 31, 2023. Any voluntary prepayments made are subject to a prepayment fee, as defined by the Term Loan Facility. Beginning with the first quarter of 2024, the Company is subject to a minimum fixed charge coverage ratio of 1.10 to 1.00. Further, the Company is subject to excess cash flow repayment provisions, restrictions on additional indebtedness, share repurchases and dividend payments, and a limitation on capital expenditures. The Company was in compliance with debt covenants under the ABL Revolving Credit Facility and Term Loan Facility as of and for the quarter ended March 30, 2024.
The Company incurred $0.8 million in incremental debt issuance costs related to the new facilities during the three months ended March 30, 2024, allocated between the ABL Revolving Credit Facility and the Term Loan Facility. All costs are amortized to interest expense over the term of the respective agreement. Unamortized deferred debt issuance costs associated with the ABL Revolving Credit Facility ($1.8 million as of March 30, 2024) are recorded within Other Assets and those associated with the Term Loan Facility ($4.5 million as of March 30, 2024) are recorded as a reduction of the carrying value of the debt on the Consolidated Condensed Balance Sheet.
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
The Company currently is obligated to use the net proceeds from any sale of shares of common stock pursuant to the ATM Program to pay down the outstanding principal amount of, and any unpaid interest on, the ABL Revolving Credit Facility. However, any principal amount paid down on our ABL Revolving Credit Facility using the proceeds of the ATM Program will be, subject to compliance with the requirements and conditions set forth in the ABL Revolving Credit Facility, available to be reborrowed by the Company and used for, among other items, working capital and general corporate purposes. If the outstanding principal amount balance of the ABL Revolving Credit Facility has been reduced to zero, then the Company intends to use the net proceeds of the ATM Program for general corporate purposes. During the three months ended March 30, 2024, the Company did not sell any shares of our common stock under the ATM Program. As of March 30, 2024, the Company had remaining capacity under the ATM Program to sell shares of common stock having an aggregate offering price up to approximately $8.2 million.
Cash on hand at the end of the quarter was $6.6 million. Net debt was $160.0 million, compared with $161.2 million at the end of 2023.
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

BACKLOG
The Company’s backlog on March 30, 2024 was $612.5 million compared with $592.3 million on December 31, 2023 and $558.6 million on April 1, 2023.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Our contractual obligations and commitments have not changed materially from the disclosures in our 2023 Annual Report on Form 10-K.
MARKET RISK
Risk due to fluctuation in interest rates is a function of the Company’s floating rate debt obligations, which total approximately $166.6 million as of March 30, 2024. A change of 1% in interest rates of all variable rate debt would impact annual net loss by approximately $1.7 million, before income taxes.
Although the majority of our sales, expenses, and cash flows are transacted in U.S. dollars, we have exposure to changes in foreign currency exchange rates related primarily to the Euro and the Canadian dollar. The Company believes that the impact of changes in foreign currency exchange rates in 2024 has not been significant.
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
CRITICAL ACCOUNTING POLICIES
Refer to Note 2 of the Notes to Consolidated Condensed Financial Statements included in this report for the Company’s critical accounting policies with respect to revenue recognition. For a complete discussion of the Company’s other critical accounting policies, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2023.
RECENT ACCOUNTING PRONOUNCEMENTS
Refer to Note 1 of the Notes to Consolidated Condensed Financial Statements included in this report.
FORWARD-LOOKING STATEMENTS
Information included or incorporated by reference in this report that does not consist of historical facts, including statements accompanied by or containing words such as “may,” “will,” “should,” “believes,” “expects,” “expected,” “intends,” “plans,” “projects,” “approximate,” “estimates,” “predicts,” “potential,” “outlook,” “forecast,” “anticipates,” “presume,” and “assume,” and other words and terms of similar meaning, including their negative counterparts, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and are subject to several factors, risks and uncertainties, the impact or occurrence of which could cause actual results to differ materially from the expected results described in the forward-looking statements. Certain of these factors, risks and uncertainties are discussed in the sections of this report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” New factors, risks and uncertainties may emerge from time to time that may affect the forward-looking statements made herein. Given these factors, risks and uncertainties, investors should not place undue reliance on forward-looking statements as predictive of future results. We disclaim any obligation to update the forward-looking statements made in this report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The disclosure under the heading “Market Risk” in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above is incorporated by reference into Item 3.

Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer (its principal executive officer) and Chief Financial Officer (its principal financial officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 30, 2024. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 30, 2024.
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
Item 1a. Risk Factors
In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition or results of operations. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our purchases of our common stock for the three months ended March 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program
January 1, 2024 - January 27, 2024	—	$—	—	$41,483,815
January 28, 2024 - February 24, 2024	—	$—	—	$41,483,815
February 25, 2024 - March 30, 2024	—	$—	—	$41,483,815
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Securities Trading Plans of Directors and Officers
During the three months ended March 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit 10.1	Third Amendment to Sixth Amended and Restated Credit Agreement, incorporated by reference to Exhibit 10.1 on the registrant’s Current Report on Form 8-K filed on April 1, 2024 (File No. 000-07087).

Exhibit 10.2	Amendment No. 2 to Credit Agreement, incorporated by reference to Exhibit 10.2 on the registrant’s Current Report on Form 8-K filed on April 1, 2024 (File No. 000-07087).

Exhibit 31.1	Section 302 Certification - Chief Executive Officer

Exhibit 31.2	Section 302 Certification - Chief Financial Officer

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.1*	Instance Document

Exhibit 101.2*	Schema Document

Exhibit 101.3*	Calculation Linkbase Document

Exhibit 101.4*	Labels Linkbase Document

Exhibit 101.5*	Presentation Linkbase Document

Exhibit 101.6*	Definition Linkbase Document

*	Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRONICS CORPORATION
(Registrant)
Date:	May 6, 2024	By:	/s/ David C. Burney
David C. Burney Executive Vice President and Chief Financial Officer (Principal Financial Officer)