Form 10-Q
period 2024-06-29
ASTRONICS CORP
filed 2024-08-05
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 29, 2024
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2024, 34,992,111 shares of common stock were outstanding consisting of 29,335,907 shares of common stock ($.01 par value) and 5,656,204 shares of Class B common stock ($.01 par value).

Part I – Financial Information
Item 1. Financial Statements
ASTRONICS CORPORATION
Consolidated Condensed Balance Sheets
June 29, 2024 with Comparative Figures for December 31, 2023
(Unaudited)
(In thousands)

	June 29, 2024	December 31, 2023

Current Assets:
Cash and Cash Equivalents	$2,857	$4,756
Restricted Cash	1,535	6,557
Accounts Receivable, Net of Allowance for Estimated Credit Losses	186,295	172,108
Inventories	200,679	191,801
Prepaid Expenses and Other Current Assets	21,039	14,560
Total Current Assets	412,405	389,782
Property, Plant and Equipment, Net of Accumulated Depreciation	82,511	85,436
Operating Right-of-Use Assets	26,262	27,909
Other Assets	6,695	7,035
Intangible Assets, Net of Accumulated Amortization	58,843	65,420
Goodwill	58,143	58,210
Total Assets	$644,859	$633,792
Current Liabilities:
Current Maturities of Long-term Debt	$1,300	$8,996
Accounts Payable	56,186	61,134
Current Operating Lease Liabilities	5,485	5,069
Accrued Expenses and Other Current Liabilities	60,536	46,106
Customer Advance Payments and Deferred Revenue	17,635	22,029
Total Current Liabilities	141,142	143,334
Long-term Debt	172,635	159,237
Long-term Operating Lease Liabilities	22,423	24,376
Other Liabilities	50,779	57,327
Total Liabilities	386,979	384,274
Shareholders’ Equity:
Common Stock	377	373
Accumulated Other Comprehensive Loss	(9,788)	(9,426)
Other Shareholders’ Equity	267,291	258,571
Total Shareholders’ Equity	257,880	249,518
Total Liabilities and Shareholders’ Equity	$644,859	$633,792
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Operations
Three and Six Months Ended June 29, 2024 With Comparative Figures for 2023
(Unaudited)
(In thousands, except per share data)

	Six Months Ended		Three Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Sales	$383,188	$330,992	$198,114	$174,454
Cost of Products Sold	307,643	270,787	156,760	141,759
Gross Profit	75,545	60,205	41,354	32,695
Selling, General and Administrative Expenses	66,329	60,179	33,804	30,299
Income from Operations	9,216	26	7,550	2,396
Net Gain on Sale of Business	—	(3,427)	—	—
Other Expense (Income), Net	871	(910)	435	378
Interest Expense, Net of Interest Income	11,615	11,390	5,856	5,920
(Loss) Income Before Income Taxes	(3,270)	(7,027)	1,259	(3,902)
(Benefit from) Provision for Income Taxes	(1,625)	9,387	(274)	8,097
Net (Loss) Income	$(1,645)	$(16,414)	$1,533	$(11,999)
(Loss) Earnings Per Share:
Basic	$(0.05)	$(0.50)	$0.04	$(0.37)
Diluted	$(0.05)	$(0.50)	$0.04	$(0.37)
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Comprehensive (Loss) Income
Three and Six Months Ended June 29, 2024 With Comparative Figures for 2023
(Unaudited)
(In thousands)

	Six Months Ended		Three Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net (Loss) Income	$(1,645)	$(16,414)	$1,533	$(11,999)
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(924)	711	(168)	487
Retirement Liability Adjustment – Net of Tax	562	372	281	187
Total Other Comprehensive (Loss) Income	(362)	1,083	113	674
Comprehensive (Loss) Income	$(2,007)	$(15,331)	$1,646	$(11,325)
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Cash Flows
Six Months Ended June 29, 2024 With Comparative Figures for 2023

	Six Months Ended
(Unaudited, In thousands)	June 29, 2024	July 1, 2023
Cash Flows from Operating Activities:
Net Loss	$(1,645)	$(16,414)
Adjustments to Reconcile Net Loss to Cash Flows from Operating Activities:
Depreciation and Amortization	12,531	13,373
Amortization of Deferred Financing Fees	1,695	1,363
Provisions for Non-Cash Losses on Inventory and Receivables	2,415	1,705
Equity-based Compensation Expense	4,642	3,992
Operating Lease Non-Cash Expense	2,562	2,563
Non-Cash 401K Contribution and Quarterly Bonus Accrual	3,454	2,536
Non-Cash Annual Stock Bonus Accrual	1,448	—
Net Gain on Sale of Business, Before Taxes	—	(3,427)
Non-Cash Deferred Liability Recovery	—	(5,824)
Other	1,827	(1,275)
Changes in Operating Assets and Liabilities Providing (Using) Cash:
Accounts Receivable	(15,281)	(22,619)
Inventories	(11,398)	(22,638)
Accounts Payable	(4,661)	14,081
Accrued Expenses	9,255	5,611
Customer Advance Payments and Deferred Revenue	(4,280)	959
Income Taxes	(4,487)	7,422
Operating Lease Liabilities	(2,447)	(2,674)
Supplemental Retirement Plan Liabilities	(209)	(206)
Other Assets and Liabilities	356	321
Net Cash from Operating Activities	(4,223)	(21,151)
Cash Flows from Investing Activities:
Proceeds from Sale of Business and Assets	—	3,427
Capital Expenditures	(3,394)	(3,806)
Net Cash from Investing Activities	(3,394)	(379)
Cash Flows from Financing Activities:
Proceeds from Long-term Debt	15,392	131,732
Principal Payments on Long-term Debt	(9,498)	(112,774)
Stock Award Activity	(3,172)	(601)
Financing-related Costs	(1,837)	(6,388)
Finance Lease Principal Payments	(70)	(24)
Other	(10)	—
Net Cash from Financing Activities	805	11,945
Effect of Exchange Rates on Cash	(109)	101
Decrease in Cash and Cash Equivalents and Restricted Cash	(6,921)	(9,484)
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	11,313	13,778
Cash and Cash Equivalents and Restricted Cash at End of Period	$4,392	$4,294
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Shareholders’ Equity
Three and Six Months Ended June 29, 2024 With Comparative Figures for 2023
(Unaudited)
(In thousands)

	Six Months Ended		Three Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Common Stock
Beginning of Period	$314	$291	$318	$293
Net Shares Issued to Fund Bonus Obligations	3	—	1	—
Net Issuance of Common Stock for Restricted Stock Units (“RSU’s”)	1	1	—	—
Class B Stock Converted to Common Stock	2	3	1	2
End of Period	320	295	320	295
Convertible Class B Stock
Beginning of Period	59	63	58	62
Class B Stock Converted to Common Stock	(2)	(3)	(1)	(2)
End of Period	57	60	57	60
Additional Paid in Capital
Beginning of Period	129,544	98,630	134,066	100,426
Equity-based Compensation Expense and Net Exercise of Stock Options	4,642	3,993	1,840	1,594
Gross Shares Issued to Fund Bonus Obligations	6,281	—	2,107	—
Tax Withholding Related to Issuance of RSU’s and Shares for Bonus Obligations	(3,177)	(603)	(723)	—
End of Period	137,290	102,020	137,290	102,020
Accumulated Comprehensive Loss
Beginning of Period	(9,426)	(9,526)	(9,901)	(9,117)
Foreign Currency Translation Adjustments	(924)	711	(168)	487
Retirement Liability Adjustment – Net of Taxes	562	372	281	187
End of Period	(9,788)	(8,443)	(9,788)	(8,443)
Retained Earnings
Beginning of Period	209,753	240,360	205,899	234,463
Net (Loss) Income	(1,645)	(16,414)	1,533	(11,999)
Reissuance of Treasury Shares for 401K Contribution	(1,330)	(2,248)	(654)	(766)
End of Period	206,778	221,698	206,778	221,698
Treasury Stock
Beginning of Period	(80,726)	(89,898)	(78,717)	(87,203)
Shares Issued to Fund 401K Obligation	3,949	4,669	1,940	1,974
End of Period	(76,777)	(85,229)	(76,777)	(85,229)
Total Shareholders’ Equity	$257,880	$230,401	$257,880	$230,401
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Shareholders’ Equity, Continued
Three and Six Months Ended June 29, 2024 With Comparative Figures for 2023
(Unaudited)
(In thousands)

	Six Months Ended		Three Months Ended
(Shares)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Common Stock
Beginning of Period	31,402	29,122	31,832	29,273
Net Shares Issued to Fund Bonus Obligations	218	—	74	—
Net Issuance from Exercise of Stock Options	—	1	—	—
Net Issuance of Common Stock for RSU’s	114	90	7	7
Class B Stock Converted to Common Stock	290	265	111	198
End of Period	32,024	29,478	32,024	29,478
Convertible Class B Stock
Beginning of Period	5,952	6,314	5,773	6,247
Class B Stock Converted to Common Stock	(290)	(265)	(111)	(198)
End of Period	5,662	6,049	5,662	6,049
Treasury Stock
Beginning of Period	2,833	3,155	2,762	3,060
Shares Issued to Fund 401K Obligation	(139)	(164)	(68)	(69)
End of Period	2,694	2,991	2,694	2,991
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Notes to Consolidated Condensed Financial Statements
June 29, 2024
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
Operating Results
The results of operations for any interim period are not necessarily indicative of results for the full year. In addition, the supply chain pressures and residual impacts of the COVID-19 pandemic have increased the volatility we experience in our financial results in recent periods and this could continue in future interim and annual periods. Operating results for the six months ended June 29, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
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
Description of the Business
Astronics Corporation (“Astronics” or the “Company”) is a leading provider of advanced technologies to the global aerospace, defense, and electronics industries. Our products and services include advanced, high-performance electrical power generation, distribution and seat motion systems, lighting and safety systems, avionics products, systems certification, aircraft structures and automated test systems.
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

(In thousands)	June 29, 2024	July 1, 2023
Cash and Cash Equivalents	$2,857	$3,472
Restricted Cash	1,535	822
Total Cash and Restricted Cash Shown in Statements of Cash Flows	$4,392	$4,294
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

The changes in allowances for estimated credit losses for the three and six months ended June 29, 2024 and July 1, 2023 consisted of the following:

	Six Months Ended		Three Months Ended
(In thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Balance at Beginning of the Period	$9,193	$2,630	$8,596	$2,265
Bad Debt Expense, Net of Recoveries	398	(99)	312	189
Write-off Charges Against the Allowance and Other Adjustments	(8,096)	(806)	(7,413)	(729)
Balance at End of the Period	$1,495	$1,725	$1,495	$1,725
In November 2023, a non-core contract manufacturing customer reported within the Aerospace segment filed for bankruptcy under Chapter 11. As a result, the Company recorded a full reserve in the fourth quarter of 2023 of $7.5 million for outstanding accounts receivable, which was subsequently written off in the second quarter of 2024.
Research and Development Expenses
Research and development costs are expensed as incurred and include salaries, benefits, consulting, material costs, and depreciation. Research and development expenses amounted to $14.2 million and $12.7 million for the three months ended and $27.5 million and $25.4 million for the six months ended June 29, 2024 and July 1, 2023, respectively. These costs are included in cost of products sold.
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
As of June 29, 2024 and July 1, 2023, the Company concluded that no indicators of impairment relating to intangible assets or goodwill existed and an interim test was not performed in the six-month periods then ended.
Foreign Currency Translation
The aggregate foreign currency transaction gain or loss included in operations was insignificant for the three and six months ended June 29, 2024 and July 1, 2023.

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
2) Revenue
On June 29, 2024, we had $633.4 million of outstanding performance obligations, which we refer to as total backlog. We expect to recognize approximately $561.5 million of our outstanding performance obligations as revenue over the next twelve months and the balance thereafter.
We recognized $9.0 million and $10.6 million during the three months ended and $15.2 million and $19.5 million during the six months ended June 29, 2024 and July 1, 2023, respectively, in revenues that were included in the contract liability balance at the beginning of the period.
The Company's contract assets and contract liabilities consist primarily of costs and profits in excess of billings and billings in excess of cost and profits, respectively. The following table presents the beginning and ending balances of contract assets and contract liabilities during the six months ended June 29, 2024:

(In thousands)	Contract Assets	Contract Liabilities
Beginning Balance, January 1, 2024	$46,321	$22,888
Ending Balance, June 29, 2024	$53,291	$18,448
The increase in contract assets reflects the net impact of new revenue recognized in excess of billings exceeding billing of previously unbilled revenue during the period, partially offset by a $3.5 million revision of estimated costs to complete certain long-term mass transit Test contracts. The revision resulted in reduced revenue recognized during the three and six months ended June 29, 2024 due to lower estimates of the percentage of work completed on the programs. The decrease in contract liabilities reflects the net impact of revenue recognized in excess of new customer advances or deferred revenues recorded.
The Company recognizes an asset for certain, material costs to fulfill a contract if it is determined that the costs relate directly to a contract or an anticipated contract that can be specifically identified, generate or enhance resources that will be used in satisfying performance obligations in the future, and are expected to be recovered. Such costs are amortized on a systematic basis that is consistent with the transfer to the customer of the goods to which the asset relates. Start-up costs are expensed as incurred. Capitalized fulfillment costs are included in Work in Progress within Inventories in the accompanying Consolidated Condensed Balance Sheets. Should future orders not materialize or it is determined the costs are no longer probable of recovery, the capitalized costs are written off. Capitalized fulfillment costs were $3.0 million and $4.7 million on June 29, 2024 and December 31, 2023, respectively. Amortization of fulfillment costs recognized within Cost of Products Sold was approximately $2.7 million and $3.0 million for the three and six months ended June 29, 2024. No amortization of fulfillment costs was recorded in 2023.
The following table presents our revenue disaggregated by Market Segments as follows:

	Six Months Ended		Three Months Ended
(In thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Aerospace Segment
Commercial Transport	$249,829	$206,292	$128,399	$112,079
Military Aircraft	41,860	27,648	24,781	13,584
General Aviation	38,566	44,463	19,015	25,015
Other	10,326	15,576	4,748	7,704
Aerospace Total	340,581	293,979	176,943	158,382

Test Systems Segment
Government & Defense	42,607	37,013	21,171	16,072
Test Systems Total	42,607	37,013	21,171	16,072

Total	$383,188	$330,992	$198,114	$174,454
The following table presents our revenue disaggregated by Product Lines as follows:

	Six Months Ended		Three Months Ended
(In thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Aerospace Segment
Electrical Power & Motion	$173,452	$121,400	$90,328	$67,946
Lighting & Safety	88,241	78,471	46,454	41,918
Avionics	54,565	60,664	28,971	30,923
Systems Certification	7,812	13,297	3,364	7,620
Structures	6,185	4,571	3,078	2,271
Other	10,326	15,576	4,748	7,704
Aerospace Total	340,581	293,979	176,943	158,382

Test Systems	42,607	37,013	21,171	16,072

Total	$383,188	$330,992	$198,114	$174,454
3) Inventories
Inventories consisted of the following:

(In thousands)	June 29, 2024	December 31, 2023
Finished Goods	$33,169	$29,013
Work in Progress	28,748	32,118
Raw Material	138,762	130,670
	$200,679	$191,801

4) Property, Plant and Equipment
Property, Plant and Equipment consisted of the following:

(In thousands)	June 29, 2024	December 31, 2023
Land	$8,579	$8,606
Buildings and Improvements	71,354	71,480
Machinery and Equipment	129,289	126,725
Construction in Progress	3,698	4,219
	212,920	211,030
Less Accumulated Depreciation	130,409	125,594
	$82,511	$85,436
5) Intangible Assets
The following table summarizes acquired intangible assets as follows:

		June 29, 2024		December 31, 2023
(In thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	11 years	$2,146	$2,146	$2,146	$2,146
Non-compete Agreement	4 years	11,082	11,082	11,082	11,072
Trade Names	10 years	11,403	10,162	11,426	9,973
Completed and Unpatented Technology	9 years	47,857	40,795	47,896	38,961
Customer Relationships	15 years	142,137	91,597	142,208	87,186
Total Intangible Assets	13 years	$214,625	$155,782	$214,758	$149,338
All acquired intangible assets other than goodwill and one trade name are being amortized. Amortization expense for acquired intangibles is summarized as follows:

	Six Months Ended		Three Months Ended
(In thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Amortization Expense	$6,539	$7,196	$3,269	$3,599
Amortization expense for acquired intangible assets expected for 2024 and for each of the next five years is summarized as follows:

(In thousands)
2024	$12,863
2025	$10,935
2026	$9,533
2027	$7,825
2028	$7,037
2029	$5,664
6) Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the six months ended June 29, 2024:

(In thousands)	December 31, 2023	Foreign Currency Translation	June 29, 2024
Aerospace	$36,575	$(67)	$36,508
Test Systems	21,635	—	21,635
	$58,210	$(67)	$58,143

7) Long-term Debt and Notes Payable
The Company's long-term debt at June 29, 2024 and December 31, 2023 consisted of borrowings under its Sixth Amended and Restated Credit Agreement (the “ABL Revolving Credit Facility”) which was entered into on January 19, 2023. The ABL Revolving Credit Facility set the maximum aggregate amount that the Company can borrow under the revolving credit line at $115 million, with borrowings subject to a borrowing base determined primarily by certain domestic inventory and accounts receivable. The maturity date of borrowings under the ABL Revolving Credit Facility was January 19, 2026. Under the terms of the ABL Revolving Credit Facility, the Company paid interest on the unpaid principal amount of the facility at a rate equal to SOFR (which was required to be at least 1.00%) plus 2.25% to 2.75%. The Company was required to pay a quarterly commitment fee under the ABL Revolving Credit Facility in an amount equal to 0.25% or 0.375% based on the Company’s average excess availability. Under the provisions of the ABL Revolving Credit Facility, the Company has a cash dominion arrangement with the lead banking institution whereby eligible daily cash receipts are contractually utilized to pay down outstanding borrowings and any cash balances subject to the dominion arrangement collateralize the outstanding borrowings under the ABL Revolving Credit Facility. Eligible cash balances that have not yet been applied to outstanding debt balances are classified as restricted cash in the accompanying Consolidated Condensed Balance Sheets. The Company was also required to maintain minimum excess availability of $10 million for the quarter ended June 29, 2024. On June 29, 2024, there was $97.4 million outstanding on the ABL Revolving Credit Facility and there remained $17.3 million available, net of outstanding letters of credit (though subject to the minimum liquidity requirement).
The Company also entered into a $90 million asset-based Term Loan Facility on January 19, 2023. The Term Loan Facility was secured primarily by fixed assets, real estate and intellectual property. The maturity date of the Term Loan Facility was the earlier of the stated maturity date of the ABL Revolving Credit Facility or January 19, 2027, if the ABL Revolving Credit Facility was extended beyond that date. The Company paid interest under the Term Loan Facility at a rate equal to SOFR (which was required to be at least 2.50%) plus 8.75%. The Company was required to pay a commitment fee under the Term Loan Facility of 5% of the total aggregate commitment, or $4.5 million, $1.8 million which was paid on the closing date, $1.8 million which was paid in June 2023 and $0.9 million which was paid in June 2024.
Amortization of the principal under the Term Loan Facility began with a monthly amortization rate of 0.292% of the outstanding term loan principal balance for the period April 1, 2023 through June 1, 2023, 0.542% per month for the period July 1, 2023 through September 1, 2023 and 0.833% monthly thereafter.
Pursuant to the ABL Revolving Credit Facility and the Term Loan Facility, the Company was required to comply with a minimum trailing four quarter Adjusted EBITDA, as defined in the ABL Revolving Credit Facility and Term Loan Facility Agreements, of $48.0 million in the second quarter of 2024, increasing thereafter. Mandatory prepayment of a portion of excess cash flow, as defined by the Term Loan Facility, was payable towards the principal amount outstanding on an annual basis. No such amounts were payable for the year ended December 31, 2023. Any voluntary prepayments made are subject to a prepayment fee, as defined by the Term Loan Facility. The Company was subject to a minimum fixed charge coverage ratio of 1.10 to 1.00. Further, the Company was subject to excess cash flow repayment provisions, restrictions on additional indebtedness, share repurchases and dividend payments, and a limitation on capital expenditures. The Company was in compliance with debt covenants under the ABL Revolving Credit Facility and Term Loan Facility as of and for the quarter ended June 29, 2024.
The Company amended its existing ABL Revolving Credit Facility on July 11, 2024 by entering into the Seventh Amended and Restated Credit Agreement (the “Restated ABL Agreement”). The Restated ABL Agreement increased the maximum aggregate amount that the Company can borrow pursuant to the revolving credit line thereunder to $200 million from $115 million, with borrowings subject to a borrowing base determined primarily by inventory, accounts receivable, machinery and equipment and real estate. The Restated ABL Agreement extended the scheduled maturity date for the credit facility from January 19, 2026 to July 11, 2027. Under the terms of the Restated ABL Agreement, the Company will now pay interest on the unpaid principal amount of the credit facility at a rate equal to SOFR plus a term SOFR adjustment in the amount of 0.10% per annum (which collectively shall be at least 1.00%) plus an applicable margin ranging from 2.50% to 3.00% determined based upon the Company’s excess availability (as defined in the Restated ABL Agreement). The Company will pay a quarterly commitment fee under the Restated ABL Agreement on undrawn revolving credit commitments in an amount equal to 0.25% or 0.375% based on the Company’s average excess availability under the credit facility.
The Company also entered into a $55 million Term Loan Facility (the “Revised Term Loan Facility”) on July 11, 2024. The Revised Term Loan Facility is secured primarily by the Company’s intellectual property and equity interests of the Company’s subsidiaries. The maturity date of the Revised Term Loan Facility is July 11, 2027. The Company will pay interest under the Revised Term Loan Facility at a rate equal to SOFR plus a term SOFR adjustment in the amount of 0.10% per annum (which collectively shall be at least 1.00%) plus an applicable margin ranging from 5.50% to 6.75% determined based upon the Company’s consolidated leverage ratio (as defined in the Revised Term Loan Facility). The Company will pay a commitment fee to the lenders under the Revised Term Loan Facility in the amount of 2.0% of the total aggregate commitment. The Company is required to repay the principal amount of the term loans under the Revised Term Loan Facility in quarterly installments on the last day of each fiscal quarter in an amount equal to $137,500. The principal amount of the Revised Term Loan Facility will amortize at a rate of 1.00% (or approximately $550,000) per year. The Company is required to pay a call premium of $3.2 million in conjunction with the repayment of the original Term Loan Facility.
Total payments of $1.3 million are payable over the next twelve months, including the annual amortization of the Revised Term Loan Facility and the final monthly $0.8 million payment due under the Term Loan Facility prior to its termination, and as such, have been classified as current in the accompanying Consolidated Condensed Balance Sheet as of June 29, 2024. The interest rate on current maturities of long-debt is variable at SOFR plus 8.75% and was 14.2% at June 29, 2024 and December 31, 2023. The remaining balance of $79.7 million under the Term Loan Facility as of June 29, 2024, is recorded as long-term in the accompanying Consolidated Condensed Balance Sheet.
The Company incurred $1.7 million in incremental debt issuance costs during the six months ended June 29, 2024, allocated between the original and Restated ABL Revolving Credit Facilities and the original and Revised Term Loan Facilities. All costs are amortized to interest expense over the term of the respective agreement. Unamortized deferred debt issuance costs associated with the ABL Revolving Credit Facility ($1.8 million as of June 29, 2024) are recorded within Other Assets and those associated with the Term Loan Facility ($4.5 million as of June 29, 2024) are recorded as a reduction of the carrying value of the debt on the Consolidated Condensed Balance Sheet.
Certain of the Company’s subsidiaries are borrowers under the Restated ABL Agreement and the Revised Term Loan Facility and the assets of such subsidiaries also secure the obligations under the Restated Agreement and the Term Loan Facility.
Pursuant to the Restated ABL Agreement and the Revised Term Loan Facility, the Company is subject to a minimum fixed charge coverage ratio of 1.10 to 1.00. The Company is also required to maintain minimum excess availability of the greater of 10% of the borrowing base under the Restated Agreement, or $15.0 million.
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
Activity in the warranty accrual is summarized as follows:

	Six Months Ended		Three Months Ended
(In thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Balance at Beginning of Period	$9,751	$8,009	$10,522	$7,401
Warranties Issued	3,301	1,908	1,812	1,128
Warranties Settled	(1,702)	(2,151)	(956)	(814)
Reassessed Warranty Exposure	(47)	(61)	(75)	(10)
Balance at End of Period	$11,303	$7,705	$11,303	$7,705

9) Income Taxes
The effective tax rates were approximately (21.8)% and (207.5)% for the three months ended and 49.7% and (133.6)% for the six months ended June 29, 2024 and July 1, 2023, respectively. Beginning with the 2022 tax year, certain research and development costs are required to be capitalized and amortized over sixty months for income tax purposes. The tax rate in the 2024 period was impacted by a valuation allowance applied against the deferred tax asset associated with the research and development costs that are expected to be capitalized and was partially offset by the removal of valuation allowances related to net operating losses and certain timing differences that are expected to reverse during 2024. In addition, the tax rate in the 2024 period was also impacted by state income taxes and the federal research and development credit expected for 2024.
The Company records a valuation allowance against the deferred tax assets if and to the extent it is more likely than not that the Company will not recover the deferred tax assets. In evaluating the need for a valuation allowance, the Company weighs all relevant positive and negative evidence and considers among other factors, historical financial performance, projected future taxable income, scheduled reversals of deferred tax liabilities, the overall business environment, and tax planning strategies. Losses in recent periods and cumulative pre-tax losses in the three-year period ending with the current year, combined with the significant uncertainty brought about by the COVID-19 pandemic, are collectively considered significant negative evidence under ASC 740 when assessing whether an entity can use projected income as a basis for concluding that deferred tax assets are realizable on a more-likely than not basis. For purposes of assessing the recoverability of deferred tax assets, the Company determined that it could not include future projected earnings in the analysis due to its recent history of losses and therefore had insufficient objective positive evidence that the Company will generate sufficient future taxable income to overcome the negative evidence of cumulative losses. Accordingly, during the years ended December 31, 2023 and 2022, the Company determined that a portion of its deferred tax assets were not expected to be realizable in the future and the Company continues to maintain the valuation allowance against its deferred tax assets as of June 29, 2024.
10) Earnings Per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Six Months Ended		Three Months Ended
(In thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Weighted Average Shares - Basic	34,936	32,560	35,007	32,614
Net Effect of Dilutive Stock Awards	—	—	540	—
Weighted Average Shares - Diluted	34,936	32,560	35,547	32,614
Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted earnings per share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. The Company incurred a net loss for the six months ended June 29, 2024 and the three and six months ended July 1, 2023, therefore all outstanding stock options and unvested restricted stock units are excluded from the computation of diluted loss per share because the effect of their inclusion would be anti-dilutive. The number of common shares excluded from the computation was approximately 1,072,000 shares as of June 29, 2024 and 1,114,000 shares as of July 1, 2023.
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
When treasury shares are reissued, the Company determines the cost using an average cost method. The difference between the average cost of the treasury shares and the reissuance price is included in Retained earnings. During the six month periods ended June 29, 2024 and July 1, 2023, the Company reissued 139,000 and 164,000 treasury shares, respectively, associated with the funding of employer 401K contributions and recorded the difference between the average cost and the reissuance price, $1.3 million and $2.2 million, respectively, as a reduction to Retained earnings.
At-the-Market Equity Offering
On August 8, 2023, the Company initiated an at-the-market equity offering program (the “ATM Program”) for the sale from time to time of shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) having an aggregate offering price of up to $30.0 million. During the three and six months ended June 29, 2024, the Company did not sell any shares of our common stock under the ATM Program. As of June 29, 2024, the Company had remaining capacity under the ATM Program to sell shares of Common Stock having an aggregate offering price up to approximately $8.2 million.
Comprehensive (Loss) Income and Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

(In thousands)	June 29, 2024	December 31, 2023
Foreign Currency Translation Adjustments	$(7,275)	$(6,351)
Retirement Liability Adjustment – Before Tax	(4,795)	(5,357)
Tax Benefit of Retirement Liability Adjustment	2,282	2,282
Retirement Liability Adjustment – After Tax	(2,513)	(3,075)
Accumulated Other Comprehensive Loss	$(9,788)	$(9,426)
The components of other comprehensive (loss) income are as follows:

	Six Months Ended		Three Months Ended
(In thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Foreign Currency Translation Adjustments	$(924)	$711	$(168)	$487
Retirement Liability Adjustments:
Reclassifications to Selling, General and Administrative Expenses:
Amortization of Prior Service Cost	193	193	96	98
Amortization of Net Actuarial Losses	369	179	185	89
Retirement Liability Adjustment	562	372	281	187
Other Comprehensive (Loss) Income	$(362)	$1,083	$113	$674
12) Supplemental Retirement Plan and Related Post Retirement Benefits
The Company has two non-qualified supplemental retirement defined benefit plans (“SERP” and “SERP II”) for certain current and retired executive officers. The following table sets forth information regarding the net periodic pension cost for the plans.

	Six Months Ended		Three Months Ended
(In thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Service Cost	$—	$53	$—	$27
Interest Cost	685	652	342	327
Amortization of Prior Service Cost	193	193	96	98
Amortization of Net Actuarial Losses	369	179	185	89
Net Periodic Cost	$1,247	$1,077	$623	$541
Participants in the SERP are entitled to paid medical, dental, and long-term care insurance benefits upon retirement under the plan. The Company also has a defined benefit plan related to its subsidiary in France. The net periodic cost for both plans for the three and six months ended June 29, 2024 and July 1, 2023, is immaterial.
The service cost component of net periodic benefit costs above is recorded in Selling, General and Administrative Expenses within the Consolidated Condensed Statements of Operations, while the remaining components are recorded in Other Expense (Income), Net.
13) Sales to Major Customers
The loss of major customers or a significant reduction in business with a major customer would significantly, and negatively impact our sales and earnings. In the three and six months ended June 29, 2024 and July 1, 2023, the Company had one customer over 10% of consolidated sales. Sales to The Boeing Company (“Boeing”) accounted for 11.7% and 11.2% of sales in the three and six months ended June 29, 2024 and 11.5% and 10.9% in the three and six months ended July 1, 2023, respectively. Accounts receivable from Boeing on June 29, 2024 were approximately $23.2 million.

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
The reserve for the German indirect claim and interest was approximately $17.3 million on June 29, 2024 and $17.1 million on December 31, 2023. The Company currently believes it is unlikely that the damages in the indirect proceedings and related interest will be paid within the next twelve months. Therefore, the liability related to this matter is classified within Other Liabilities (non-current) in the Consolidated Condensed Balance Sheets on June 29, 2024 and December 31, 2023.
In the matter before the UK High Court of Justice, as previously disclosed, Lufthansa has pleaded its case for monetary compensation, which will be determined at a separate trial. Lufthansa has elected to pursue a claim in relation to the defendants’ profits from their infringing activities. We have estimated damages and accrued interest for AES and its indemnified customers of approximately $7.3 million and $7.4 million as of June 29, 2024 and December 31, 2023, respectively. This variance is due to currency fluctuation and interest accrued. Interest will accrue until the final payment to Lufthansa. This amount is subject to change as additional data is received and evaluated, and as additional information regarding the nature of its claim is put forward by Lufthansa in advance of the damages trial. The damages trial is scheduled to be heard starting in October 2024, with payment likely due in early 2025. Therefore, the liability related to these matters is classified within Accrued Expenses and Other Current Liabilities in the Consolidated Condensed Balance Sheets on June 29, 2024. The liability related to these matters was classified within Other Liabilities (non-current) on December 31, 2023.
As previously disclosed, on December 4, 2020, the Court held the French patent invalid for all asserted claims. There can consequently be no finding of infringement on first instance. Lufthansa has appealed this judgment. The appeal hearing took place on December 8, 2022, and on February 24, 2023, the Court upheld the first instance judgment in favor of AES. Lufthansa lodged an appeal before the French Supreme Court; the French Supreme Court will review the Court of Appeal of Paris reasoning around the nullification of one of the claims of the patent. AES filed a brief with the French Supreme Court on January 22, 2024 in response to Lufthansa’s appeal and awaits guidance on further briefing or a decision from the Court. As loss exposure is not probable and estimable at this time, the Company has not recorded any liability with respect to the French matter as of June 29, 2024 or December 31, 2023.
There were no other significant developments in any of these matters during the six months ended June 29, 2024.
A liability for reimbursement of Lufthansa’s legal expenses associated with the UK matter was approximately $0.7 million on June 29, 2024 and December 31, 2023, which is expected to be paid within the next twelve months and, as such, is classified in Accrued Expenses and Other Current Liabilities in the accompanying Consolidated Condensed Balance Sheet as of June 29, 2024 and December 31, 2023.
Other
On March 23, 2020, Teradyne, Inc. filed a complaint against the Company and its subsidiary, Astronics Test Systems (“ATS”) (together, “the Defendants”) in the United States District Court for the Central District of California alleging patent and copyright infringement, and certain other related claims. The Defendants moved to dismiss certain claims from the case. On November 6, 2020, the Court dismissed the Company from the case, and also dismissed a number of claims, though the patent and copyright infringement claims remained. The case proceeded to discovery. In addition, on December 21, 2020, ATS filed a petition for inter partes review (“IPR”) with the US Patent Trial and Appeal Board (“PTAB”), seeking to invalidate the subject patent, and on July 21, 2021, the PTAB instituted IPR. The PTAB issued its decision on July 20, 2022, in which it invalidated all of Teradyne’s patent claims. Teradyne did not appeal the decision. On June 5, 2023, the parties attended a court-ordered mediation but did not reach a settlement. After the mediation, Teradyne agreed to drop its remaining state law claims in exchange for ATS dropping one of its defenses, leaving only its copyright claim. On December 7, 2023, the District Court granted ATS’s motion for summary judgment on its affirmative defense of fair use. The Court subsequently entered final judgment in favor of ATS on December 14, 2023. Teradyne filed a Notice of Appeal to the Ninth Circuit Court of Appeals on January 12, 2024. Teradyne’s opening brief on its appeal was filed on April 9, 2024. ATS’s answering brief was filed on June 10, 2024. Teradyne’s reply brief is due August 7, 2024. No amounts have been accrued for this matter in the June 29, 2024, or December 31, 2023 financial statements, as loss exposure was neither probable nor estimable at such times.
Other than these proceedings, we are not party to any significant pending legal proceedings that management believes will result in a material adverse effect on our financial condition or results of operations.

15) Segment Information
Below are the sales and operating profit by segment for the three and six months ended June 29, 2024 and July 1, 2023, and a reconciliation of segment operating profit to (loss) income before income taxes. Operating profit is net sales less cost of products sold and other operating expenses excluding interest and corporate expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment.

	Six Months Ended		Three Months Ended
(In thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Sales:
Aerospace	$340,623	$294,101	$176,948	$158,386
Less Inter-segment Sales	(42)	(122)	(5)	(4)
Total Aerospace Sales	340,581	293,979	176,943	158,382
Test Systems	42,607	37,013	21,171	16,072
Less Inter-segment Sales	—	—	—	—
Total Test Systems Sales	42,607	37,013	21,171	16,072
Total Consolidated Sales	$383,188	$330,992	$198,114	$174,454
Segment Measure of Operating Profit and Margins
Aerospace	$31,377	$17,806	$19,280	$13,719
	9.2%	6.1%	10.9%	8.7%
Test Systems	(8,415)	(6,740)	(5,336)	(6,143)
	(19.8)%	(18.2)%	(25.2)%	(38.2)%
Total Segment Measure of Operating Profit	22,962	11,066	13,944	7,576
	6.0%	3.3%	7.0%	4.3%
(Additions to) Deductions from Segment Measure of Operating Profit:
Net Gain on Sale of Business	—	(3,427)	—	—
Interest Expense, Net of Interest Income	11,615	11,390	5,856	5,920
Corporate Expenses and Other	14,617	10,130	6,829	5,558
(Loss) Income Before Income Taxes	$(3,270)	$(7,027)	$1,259	$(3,902)
During the six months ended July 1, 2023, $5.8 million was recognized in sales related to the reversal of a deferred revenue liability assumed with an acquisition and associated with a customer program within our Test Systems Segment which is no longer expected to occur, which also benefits Test Systems’ operating loss for the period. Corporate expenses and other for the six months ended July 1, 2023, includes income of $1.8 million associated with the reversal of a liability related to an equity investment, as we will no longer be required to make the associated payment. This amount is included in Other Expense (Income), Net in the Consolidated Condensed Statement of Operations.
Total Assets:

(In thousands)	June 29, 2024	December 31, 2023
Aerospace	$504,462	$493,660
Test Systems	123,294	122,681
Corporate	17,103	17,451
Total Assets	$644,859	$633,792
16) Fair Value
There were no financial assets or liabilities carried at fair value measured on a recurring basis on June 29, 2024 or December 31, 2023.
There were no non-recurring fair value measurements performed in the six months ended June 29, 2024 and July 1, 2023.

Due to their short-term nature, the carrying value of cash and equivalents, accounts receivable, and accounts payable approximate fair value. The carrying value of the Company’s variable rate long-term debt instruments also approximates fair value due to the variable rate feature of these instruments.
17) Subsequent Events
The Company amended its existing ABL Revolving Credit Facility on July 11, 2024 by entering into the Seventh Amended and Restated Credit Agreement. The Restated Agreement increased the maximum aggregate amount that the Company can borrow pursuant to the revolving credit line thereunder to $200 million from $115 million. The Restated Agreement extended the scheduled maturity date for the credit facility from January 19, 2026 to July 11, 2027. The Company also entered into a $55 million Term Loan Facility on July 11, 2024. The Revised Term Loan Facility has a maturity date of July 11, 2027.
The Company repaid in full all outstanding indebtedness under the Term Loan Credit Agreement dated as of January 19, 2023. The payoff amount of approximately $84.5 million consisted of a repayment of the principal amount of approximately $80.3 million, plus accrued but unpaid interest, fees and expenses, including a call premium of 4.00% (or approximately $3.2 million) which satisfied all of the Company’s indebtedness obligations thereunder. The Company funded the repayment of its obligations under the previous agreement with borrowings under the Restated Agreement and the Revised Term Loan Facility.
In the third quarter of 2024, the Company expects to record a loss on extinguishment of the debt of approximately $7.0 million below Income from Operations and a write-off of deferred financing costs of approximately $0.5 million related to the exiting ABL lender in Interest Expense within the Consolidated Condensed Statements of Operations. The Company incurred approximately $3.9 million in incremental debt issuance costs related to the new facilities, allocated between the Restated Agreement and the Revised Term Loan Facility. All costs will amortize to interest expense over the term of the respective agreement.
Additional information regarding the Revised ABL and Term Loan credit facilities can be found in Note 7.

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

Our ABL Revolving Credit Facility and Term Loan Facility each subject us to various financial and other affirmative and negative covenants with which we must comply on an ongoing or periodic basis. These include financial covenants pertaining to minimum liquidity requirements and minimum fixed charge coverage ratio requirements. An unexpected decline in our revenues or operating income, including occurring as a result of events beyond our control, could cause us to violate our financial covenants. Our ability to satisfy the financial covenants under our credit agreements is an item that our management team continues to closely monitor. While the Company expects to remain in compliance with the required financial covenants for the duration of the agreements, any unexpected negative impacts to our business, including as a result of declines in aircraft production rates from expectations or production delays resulting from regulatory actions or labor strikes affecting OEMs or subsidiaries of the Company, additional supply chain pressures, the timing of customer orders, and our ability to meet customer delivery schedules, or labor availability and cost pressures, could result in lower revenues and reduced financial profits, and, as a result thereof, our inability to satisfy the financial covenants in our ABL Revolving Credit Facility and Term Loan Facility.
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
CONSOLIDATED RESULTS OF OPERATIONS

	Six Months Ended		Three Months Ended
($ in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Sales	$383,188	$330,992	$198,114	$174,454
Gross Profit (sales less cost of products sold)	$75,545	$60,205	$41,354	$32,695
Gross Margin	19.7%	18.2%	20.9%	18.7%
Selling, General and Administrative Expenses	$66,329	$60,179	$33,804	$30,299
SG&A Expenses as a Percentage of Sales	17.3%	18.2%	17.1%	17.4%
Net Gain on Sale of Business	$—	$(3,427)	$—	$—
Interest Expense, Net	$11,615	$11,390	$5,856	$5,920
Effective Tax Rate	49.7%	(133.6)%	(21.8)%	(207.5)%
Net (Loss) Income	$(1,645)	$(16,414)	$1,533	$(11,999)
A discussion by segment can be found in “Segment Results of Operations” in this MD&A.
CONSOLIDATED SECOND QUARTER RESULTS
Consolidated sales were up $23.7 million, or 13.6%. Aerospace sales increased $18.6 million and Test Systems sales increased $5.1 million.
Consolidated cost of products sold in the second quarter of 2024 was $156.8 million, compared with $141.8 million in the prior-year period. The increase was primarily due to higher sales volume, coupled with $2.0 million in bonus expense as the Company’s incentive programs resumed in 2024.
Selling, general and administrative (“SG&A”) expenses were $33.8 million in the second quarter of 2024 compared with $30.3 million in the prior-year period primarily due to increased wages and benefits, including an increase of bonus expense recorded in SG&A of $2.0 million.
Consolidated net income was $1.5 million, or $0.04 per diluted share, measurably improved compared with net loss of $12.0 million, or $0.37 per diluted share, in the prior year. Tax benefit in the quarter was $0.3 million, compared with tax expense of $8.1 million in the prior year.

Bookings were $219.0 million in the quarter resulting in a book-to-bill ratio of 1.11:1. For the trailing twelve months, bookings totaled $783.6 million and the book-to-bill ratio was 1.06:1. Backlog at the end of the quarter was $633.4 million.
CONSOLIDATED YEAR-TO-DATE RESULTS
Consolidated sales were up $52.2 million, or 15.8%. Aerospace sales increased $46.6 million and Test Systems sales increased $5.6 million. The prior-year period Test Systems sales benefited from the reversal of a $5.8 million deferred revenue liability recorded with a previous acquisition.
Consolidated cost of products sold in the first half of 2024 was $307.6 million, compared with $270.8 million in the prior-year period. The increase was primarily due to higher volume, coupled with $3.8 million in bonus expense recorded to cost of products sold as the Company’s incentive programs resumed in 2024.
SG&A expenses were $66.3 million in the first half of 2024 compared with $60.2 million in the prior-year period primarily due to increased wages and benefits, including an increase in bonus expense recorded in SG&A of $3.9 million.
In the prior year period, the Company recognized a $3.4 million gain from the final earnout payment for the 2019 sale of its semiconductor test business, as well as $1.8 million within Other Income associated with the reversal of a liability related to an equity investment.
Consolidated net loss was $1.6 million, or $0.05 per diluted share, compared with net loss of $16.4 million, or $0.50 per diluted share, in the prior year. Tax benefit in the current period was $1.6 million, compared with tax expense of $9.4 million in the prior year.
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

AEROSPACE SEGMENT

	Six Months Ended		Three Months Ended
($ in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Sales	$340,623	$294,101	$176,948	$158,386
Less Inter-segment Sales	(42)	(122)	(5)	(4)
Total Aerospace Sales	$340,581	$293,979	$176,943	$158,382
Operating Profit	$31,377	$17,806	$19,280	$13,719
Operating Margin	9.2%	6.1%	10.9%	8.7%

Aerospace Sales by Market
(In thousands)
Commercial Transport	$249,829	$206,292	$128,399	$112,079
Military Aircraft	41,860	27,648	24,781	13,584
General Aviation	38,566	44,463	19,015	25,015
Other	10,326	15,576	4,748	7,704
	$340,581	$293,979	$176,943	$158,382
Aerospace Sales by Product Line
(In thousands)
Electrical Power & Motion	$173,452	$121,400	$90,328	$67,946
Lighting & Safety	88,241	78,471	46,454	41,918
Avionics	54,565	60,664	28,971	30,923
Systems Certification	7,812	13,297	3,364	7,620
Structures	6,185	4,571	3,078	2,271
Other	10,326	15,576	4,748	7,704
	$340,581	$293,979	$176,943	$158,382

(In thousands)	June 29, 2024	December 31, 2023
Total Assets	$504,462	$493,660
Backlog	$554,592	$517,240
AEROSPACE SECOND QUARTER RESULTS
Aerospace segment sales increased $18.6 million, or 11.7%, to $176.9 million. The improvement was driven by a 14.6% increase, or $16.3 million, in Commercial Transport sales. Sales to this market were $128.4 million, or 64.8% of consolidated sales in the quarter, compared with $112.1 million, or 64.3% of consolidated sales in the second quarter of 2023. Higher airline spending drove increased demand.
Military Aircraft sales increased $11.2 million, or 82.4%, to $24.8 million, driven by progress on the FLRAA program as well as higher sales of lighting, safety and avionics products for military aircraft. General Aviation sales decreased $6.0 million, or 24.0%, to $19.0 million due to lower antenna and VVIP sales.
Aerospace segment operating profit of $19.3 million grew 41% compared with operating profit of $13.7 million in the same period last year. As a percent of sales, operating margin expanded to 10.9%, or 220 basis points over the prior-year period. Operating margin expansion reflects the leverage gained on higher volume and improving production efficiencies. Operating profit in the second quarter of 2024 was impacted by a $3.0 million increase in litigation-related legal expenses and reserve adjustments related to an ongoing patent dispute and $2.9 million related to the resumption of the Company’s incentive programs.
Aerospace bookings were $192.7 million for a book-to-bill ratio of 1.09:1. Backlog for the Aerospace segment was $554.6 million at quarter end.

AEROSPACE YEAR-TO-DATE RESULTS
Aerospace segment sales increased $46.6 million, or 15.9%, to $340.6 million. The improvement was driven by a 21.1% increase, or $43.5 million, in commercial transport sales. Sales to this market were $249.8 million, or 65.2% of consolidated sales in the first half of 2024, compared with $206.3 million, or 62.3% of consolidated sales in the same period of 2023. Higher airline spending drove increased demand.
Military Aircraft sales increased $14.2 million, or 51.4%, to $41.9 million, driven by progress on the FLRAA program as well as higher sales of lighting, safety and avionics products for military aircraft. General Aviation sales decreased $5.9 million, or 13.3%, to $38.6 million due to lower antenna and VVIP sales.
Aerospace segment operating profit of $31.4 million grew 76% compared with operating profit of $17.8 million in the same period last year. As a percent of sales, operating margin expanded to 9.2%, or 315 basis points over the prior-year period. Operating margin expansion reflects the leverage gained on higher volume and improving production efficiencies. Operating profit in the first half of 2024 was impacted by a $4.9 million increase in litigation-related legal expenses and reserve adjustments related to an ongoing patent dispute and $5.3 million related to the resumption of the Company’s incentive programs.
TEST SYSTEMS SEGMENT

	Six Months Ended		Three Months Ended
($ in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Sales	$42,607	$37,013	$21,171	$16,072
Less Inter-segment Sales	—	—	—	—
Total Test Systems Sales	$42,607	$37,013	$21,171	$16,072
Operating Loss	$(8,415)	$(6,740)	$(5,336)	$(6,143)
Operating Margin	(19.8)%	(18.2)%	(25.2)%	(38.2)%
All Test Systems sales are to the Government and Defense Market.

(In thousands)	June 29, 2024	December 31, 2023
Total Assets	$123,294	$122,681
Backlog	$78,774	$75,036
TEST SYSTEMS SECOND QUARTER RESULTS
Test Systems segment sales were $21.2 million, up $5.1 million. The improvement was driven by radio test sales following the award of the U.S. Army TS-4549/T contract, which contributed $7.2 million in sales during the quarter. However, sales were negatively impacted by $3.5 million due to a revision of estimated costs to complete certain long-term mass transit Test contracts. The revision resulted in reduced revenue recognized in the period due to lower estimates of the percentage of work completed on the programs.
Test Systems segment operating loss was $5.3 million, compared to operating loss of $6.1 million in the second quarter of 2023. The positive margin realized on the Army contract was offset by $3.5 million related to the revision of estimated costs noted above. Additionally, Test Systems continues to be negatively affected by mix and under absorption of fixed costs due to current volume.
In April 2024, the Test Systems segment implemented restructuring initiatives to align the workforce and management structure with near-term revenue expectations and operational needs resulting in $0.7 million in severance expense recognized during the second quarter. As part of the restructuring the Test business closed an operation in Kilgore, TX, simplifying its operations. We expect to realize annual savings of approximately $4 million from these activities, beginning in the third quarter.
Bookings for the Test Systems segment in the quarter were $26.4 million, including a $15.5 million initial booking for the U.S. Army TS-4549/T radio test set program. The book-to-bill ratio of 1.25:1 for the quarter. Backlog was $78.8 million at the end of the second quarter of 2024 compared with a backlog of $73.6 million at the end of the previous quarter.

TEST SYSTEMS YEAR-TO-DATE RESULTS
Test Systems segment sales were $42.6 million, up $5.6 million driven primarily by our U.S. Army and U.S. Marine Corps’ Radio Test programs. However, sales were negatively impacted by $3.5 million due to a revision of estimated costs to complete certain long-term mass transit Test contracts. The revision resulted in reduced revenue recognized in the period due to lower estimates of the percentage of work completed on the programs. The prior-year period sales benefited from the reversal of a $5.8 million deferred revenue liability recorded with a previous acquisition.
Test Systems segment operating loss was $8.4 million, compared to operating loss of $6.7 million in the first half of 2023. Test Systems operating loss for the prior-year period benefited from the $5.8 million sales adjustment resulting from the reversal of the deferred revenue liability. The first half of 2024 benefited from the margin realized on the TS-4549/T sales and a $5.0 million decrease in litigation-related expenses, however Test Systems’ operating loss continues to be negatively affected by mix and under absorption of fixed costs due to low volume, the resumption of the Company’s incentive programs which was $1.1 million, and the revision of estimated costs on certain long-term mass transit contracts discussed above, which resulted in a $3.5 million reversal of revenue.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities:
Cash used for operating activities totaled $4.2 million for the first six months of 2024, as compared with $21.2 million cash used for operating activities during the same period in 2023. Cash flow used for operating activities decreased compared with the same period of 2023 primarily related to improvement in our financial results, coupled with accounts receivable and inventory using less cash as supply chain challenges have improved.
Investing Activities:
Cash used for investing activities was $3.4 million for the first six months of 2024 compared with $0.4 million in cash used for investing activities in the same period of 2023. Investing cash flows in 2023 were positively impacted by the receipt of $3.4 million received in the prior year related to the calendar 2022 earnout.
The Company expects capital spending in 2024 to be in the range of $17 million to $22 million.
Financing Activities:
Cash provided by financing activities totaled $0.8 million for the first six months of 2024, as compared with cash provided by financing activities of $11.9 million during the same period in 2023. The Company made net borrowings under our credit facilities of $5.9 million in the first six months of 2024 compared with net borrowings of $19.0 million in the same period in 2023. The Company made cash payments related to the employee tax obligations related to the equity-based compensation and bonuses of $3.2 million and $0.6 million in the current year and prior year, respectively. The Company also benefited from a decrease in costs associated with amending and refinancing our credit facilities in the current year to date.
The Company's long-term debt at June 29, 2024 and December 31, 2023 consisted of borrowings under its Sixth Amended and Restated Credit Agreement (the “ABL Revolving Credit Facility”) which was entered into on January 19, 2023. The ABL Revolving Credit Facility set the maximum aggregate amount that the Company can borrow under the revolving credit line at $115 million, with borrowings subject to a borrowing base determined primarily by certain domestic inventory and accounts receivable. The maturity date of borrowings under the ABL Revolving Credit Facility was January 19, 2026. Under the terms of the ABL Revolving Credit Facility, the Company paid interest on the unpaid principal amount of the facility at a rate equal to SOFR (which was required to be at least 1.00%) plus 2.25% to 2.75%. The Company was required to pay a quarterly commitment fee under the ABL Revolving Credit Facility in an amount equal to 0.25% or 0.375% based on the Company’s average excess availability. Under the provisions of the ABL Revolving Credit Facility, the Company has a cash dominion arrangement with the lead banking institution whereby eligible daily cash receipts are contractually utilized to pay down outstanding borrowings and any cash balances subject to the dominion arrangement collateralize the outstanding borrowings under the ABL Revolving Credit Facility. Eligible cash balances that have not yet been applied to outstanding debt balances are classified as restricted cash in the accompanying Consolidated Condensed Balance Sheets. The Company was also required to maintain minimum excess availability of $10 million for the quarter ended June 29, 2024. On June 29, 2024, there was $97.4 million outstanding on the ABL Revolving Credit Facility and there remained $17.3 million available, net of outstanding letters of credit (though subject to the minimum liquidity requirement).
The Company also entered into a $90 million asset-based Term Loan Facility on January 19, 2023. The Term Loan Facility was secured primarily by fixed assets, real estate and intellectual property. The maturity date of the Term Loan Facility was the earlier of the stated maturity date of the ABL Revolving Credit Facility or January 19, 2027, if the ABL Revolving Credit Facility was extended beyond that date. The Company paid interest under the Term Loan Facility at a rate equal to SOFR (which was required to be at least 2.50%) plus 8.75%. The Company was required to pay a commitment fee under the Term Loan Facility of 5% of the total aggregate commitment, or $4.5 million, $1.8 million which was paid on the closing date, $1.8 million which was paid in June 2023 and $0.9 million which was paid in June 2024.
Amortization of the principal under the Term Loan Facility began with a monthly amortization rate of 0.292% of the outstanding term loan principal balance for the period April 1, 2023 through June 1, 2023, 0.542% per month for the period July 1, 2023 through September 1, 2023 and 0.833% monthly thereafter.
Pursuant to the ABL Revolving Credit Facility and the Term Loan Facility, the Company was required to comply with a minimum trailing four quarter Adjusted EBITDA, as defined in the ABL Revolving Credit Facility and Term Loan Facility Agreements, of $48.0 million in the second quarter of 2024, increasing thereafter. Mandatory prepayment of a portion of excess cash flow, as defined by the Term Loan Facility, was payable towards the principal amount outstanding on an annual basis. No such amounts were payable for the year ended December 31, 2023. Any voluntary prepayments made are subject to a prepayment fee, as defined by the Term Loan Facility. The Company was subject to a minimum fixed charge coverage ratio of 1.10 to 1.00. Further, the Company was subject to excess cash flow repayment provisions, restrictions on additional indebtedness, share repurchases and dividend payments, and a limitation on capital expenditures. The Company was in compliance with debt covenants under the ABL Revolving Credit Facility and Term Loan Facility as of and for the quarter ended June 29, 2024.
The Company amended its existing ABL Revolving Credit Facility on July 11, 2024 by entering into the Seventh Amended and Restated Credit Agreement (the “Restated ABL Agreement”). The Restated ABL Agreement increased the maximum aggregate amount that the Company can borrow pursuant to the revolving credit line thereunder to $200 million from $115 million, with borrowings subject to a borrowing base determined primarily by inventory, accounts receivable, machinery and equipment and real estate. The Restated ABL Agreement extended the scheduled maturity date for the credit facility from January 19, 2026 to July 11, 2027. Under the terms of the Restated ABL Agreement, the Company will now pay interest on the unpaid principal amount of the credit facility at a rate equal to SOFR plus a term SOFR adjustment in the amount of 0.10% per annum (which collectively shall be at least 1.00%) plus an applicable margin ranging from 2.50% to 3.00% determined based upon the Company’s excess availability (as defined in the Restated ABL Agreement). The Company will pay a quarterly commitment fee under the Restated ABL Agreement on undrawn revolving credit commitments in an amount equal to 0.25% or 0.375% based on the Company’s average excess availability under the credit facility.
The Company also entered into a $55 million Term Loan Facility (the “Revised Term Loan Facility”) on July 11, 2024. The Revised Term Loan Facility is secured primarily by the Company’s intellectual property and equity interests of the Company’s subsidiaries. The maturity date of the Revised Term Loan Facility is July 11, 2027. The Company will pay interest under the Revised Term Loan Facility at a rate equal to SOFR plus a term SOFR adjustment in the amount of 0.10% per annum (which collectively shall be at least 1.00%) plus an applicable margin ranging from 5.50% to 6.75% determined based upon the Company’s consolidated leverage ratio (as defined in the Revised Term Loan Facility). The Company will pay a commitment fee to the lenders under the Revised Term Loan Facility in the amount of 2.0% of the total aggregate commitment. The Company is required to repay the principal amount of the term loans under the Revised Term Loan Facility in quarterly installments on the last day of each fiscal quarter in an amount equal to $137,500. The principal amount of the Revised Term Loan Facility will amortize at a rate of 1.00% (or approximately $550,000) per year. The Company is required to pay a call premium of $3.2 million in conjunction with the repayment of the original Term Loan Facility.
Total payments of $1.3 million are payable over the next twelve months, including the annual amortization of the Revised Term Loan Facility and the final monthly $0.8 million payment due under the Term Loan Facility prior to its termination, and as such, have been classified as current in the accompanying Consolidated Condensed Balance Sheet as of June 29, 2024. The interest rate on current maturities of long-debt is variable at SOFR plus 8.75% and was 14.2% at June 29, 2024 and December 31, 2023. The remaining balance of $79.7 million under the Term Loan Facility as of June 29, 2024, is recorded as long-term in the accompanying Consolidated Condensed Balance Sheet.
The Company incurred $1.7 million in incremental debt issuance costs during the six months ended June 29, 2024, allocated between the original and Restated ABL Revolving Credit Facilities and the original and Revised Term Loan Facilities. All costs are amortized to interest expense over the term of the respective agreement. Unamortized deferred debt issuance costs associated with the ABL Revolving Credit Facility ($1.8 million as of June 29, 2024) are recorded within Other Assets and those associated with the Term Loan Facility ($4.5 million as of June 29, 2024) are recorded as a reduction of the carrying value of the debt on the Consolidated Condensed Balance Sheet.

Certain of the Company’s subsidiaries are borrowers under the Restated ABL Agreement and the Revised Term Loan Facility and the assets of such subsidiaries also secure the obligations under the Restated Agreement and the Term Loan Facility.
Pursuant to the Restated ABL Agreement and the Revised Term Loan Facility, the Company is subject to a minimum fixed charge coverage ratio of 1.10 to 1.00. The Company is also required to maintain minimum excess availability of the greater of 10% of the borrowing base under the Restated Agreement, or $15.0 million.
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
The Company currently is obligated to use the net proceeds from any sale of shares of common stock pursuant to the ATM Program to pay down the outstanding principal amount of, and any unpaid interest on, the ABL Revolving Credit Facility. However, any principal amount paid down on our ABL Revolving Credit Facility using the proceeds of the ATM Program will be, subject to compliance with the requirements and conditions set forth in the ABL Revolving Credit Facility, available to be reborrowed by the Company and used for, among other items, working capital and general corporate purposes. If the outstanding principal amount balance of the ABL Revolving Credit Facility has been reduced to zero, then the Company intends to use the net proceeds of the ATM Program for general corporate purposes. During the three and six months ended June 29, 2024, the Company did not sell any shares of our common stock under the ATM Program. As of June 29, 2024, the Company had remaining capacity under the ATM Program to sell shares of common stock having an aggregate offering price up to approximately $8.2 million.
Cash on hand at the end of the quarter was $4.4 million. Net debt was $174.0 million, compared with $161.2 million at the end of 2023.
The Company expects its cash flow from operations will provide sufficient cash flows to fund operations. However, the Company may also evaluate various actions and alternatives to enhance its profitability and cash generation from operating activities, which could include manufacturing efficiency initiatives, cost-reduction measures, working with vendors and suppliers to reduce lead times and expedite shipment of critical components, and working with customers to expedite receivable collections. The Company may also utilize available capacity under the Restated ABL Agreement.
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
BACKLOG
The Company’s backlog on June 29, 2024 was $633.4 million compared with $592.3 million on December 31, 2023 and $611.1 million on July 1, 2023.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Our contractual obligations and commitments have not changed materially from the disclosures in our 2023 Annual Report on Form 10-K except as set forth below.

The Company amended its existing ABL Revolving Credit Facility on July 11, 2024 by entering into the Seventh Amended and Restated Credit Agreement. The Restated ABL Agreement increased the maximum aggregate amount that the Company can borrow pursuant to the revolving credit line thereunder to $200 million from $115 million, with borrowings subject to a borrowing base determined primarily by inventory, accounts receivable, machinery and equipment and real estate. The Restated ABL Agreement extended the scheduled maturity date for the credit facility from January 19, 2026 to July 11, 2027. Under the terms of the Restated ABL Agreement, the Company will now pay interest on the unpaid principal amount of the credit facility at a rate equal to SOFR plus a term SOFR adjustment in the amount of 0.10% per annum (which collectively shall be at least 1.00%) plus an applicable margin ranging from 2.50% to 3.00% determined based upon the Company’s excess availability (as defined in the Restated ABL Agreement). The Company will pay a quarterly commitment fee under the Restated ABL Agreement on undrawn revolving credit commitments in an amount equal to 0.25% or 0.375% based on the Company’s average excess availability under the credit facility.
The Company also entered into a $55 million Term Loan Facility on July 11, 2024. The Revised Term Loan Facility is secured primarily by the Company’s intellectual property and equity interests of the Company’s subsidiaries. The maturity date of the Revised Term Loan Facility is July 11, 2027. The Company will pay interest under the Revised Term Loan Facility at a rate equal to SOFR plus a term SOFR adjustment in the amount of 0.10% per annum (which collectively shall be at least 1.00%) plus an applicable margin ranging from 5.50% to 6.75% determined based upon the Company’s consolidated leverage ratio (as defined in the Revised Term Loan Facility). The Company will pay a commitment fee to the lenders under the Revised Term Loan Facility in the amount of 2.0% of the total aggregate commitment. The Company is required to repay the principal amount of the term loans under the Revised Term Loan Facility in quarterly installments on the last day of each fiscal quarter in an amount equal to $137,500. The principal amount of the Revised Term Loan Facility will amortize at a rate of 1.00% (or approximately $550,000) per year.
The Company repaid in full all outstanding indebtedness under the Term Loan Credit Agreement dated as of January 19, 2023. The payoff amount of approximately $84.5 million consisted of a repayment of the principal amount of approximately $80.3 million, plus accrued but unpaid interest, fees and expenses, including a call premium of 4.00% (or approximately $3.2 million) which satisfied all of the Company’s indebtedness obligations thereunder. The Company funded the repayment of its obligations under the previous agreement with borrowings under the Restated Agreement and the Revised Term Loan Facility.
Refer to Note 7 of the Notes to Consolidated Condensed Financial Statements included in this report for additional information regarding the amended and expanded credit agreements.
MARKET RISK
Risk due to fluctuation in interest rates is a function of the Company’s floating rate debt obligations, which total approximately $178.4 million as of June 29, 2024. A change of 1% in interest rates of all variable rate debt would impact annual net loss by approximately $1.8 million, before income taxes.
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
Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer (its principal executive officer) and Chief Financial Officer (its principal financial officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 29, 2024. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 29, 2024.
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
Item 1a. Risk Factors
In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 10-K”), which could materially affect our business, financial condition or results of operations. Our risk factors have not changed materially from those risk factors previously disclosed in our 2023 10-K except as set forth below. The risks described in this report and in the 2023 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.
Our ABL Revolving Credit Facility and Term Loan Facility contain financial and restrictive covenants that we may be unable to satisfy, and that, if not satisfied, could result in the acceleration of any outstanding indebtedness thereunder and limit our ability to borrow additional funds. In addition, the terms of our ABL Revolving Credit Facility and Term Loan Facility contain covenants that restrict our current and future operations, particularly our ability to take certain actions. Our ABL Revolving Credit Facility and Term Loan Facility each subject us to various financial and other affirmative and negative covenants with which we must comply on an ongoing or periodic basis. These include financial covenants pertaining to minimum liquidity requirements and minimum fixed charge coverage ratio requirements. An unexpected decline in our revenues or operating income, including occurring as a result of events beyond our control, could cause us to violate our financial covenants. A covenant violation could result in a default under the ABL Revolving Credit Facility and Term Loan Facility. If any such default occurs, the lenders may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. Further, as the amount available to us under our credit facilities is subject to borrowing base calculations determined by the value of accounts receivable, inventory, real estate and machinery and equipment (under our ABL Revolving Credit Facility), an unexpected decline in the value of these assets would require a mandatory prepayment. If any of these events were to occur, we may not be able to pay our debts and other monetary obligations as they come due, and our ability to continue to operate as a going concern could be impaired, which could in turn cause a significant decline in our stock price and could result in a significant loss of value for our shareholders. Furthermore, the lenders also have the right in these circumstances to terminate any commitments they have to provide further borrowings, which could leave us without access to sufficient liquidity to operate our business. In addition, following an event of default, the lenders under the ABL Revolving Credit Facility and Term Loan Facility will have the right to proceed against the collateral granted to them to secure the debt, which includes our available accounts receivable, inventory, machinery and equipment, real estate and intellectual property. If the debt under the ABL Revolving Credit Facility and Term Loan Facility were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full our debt.
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
•sell assets; and
•engage in certain business activities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our purchases of our common stock for the three months ended June 29, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program
April 1, 2024 - April 27, 2024	—	$—	—	$41,483,815
April 28, 2024 - May 25, 2024	—	$—	—	$41,483,815
May 26, 2024 - June 29, 2024	—	$—	—	$41,483,815
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Securities Trading Plans of Directors and Officers
During the three months ended June 29, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits

Exhibit 10.1	Seventh Amended and Restated Credit Agreement, incorporated by reference to Exhibit 10.1 on the registrant’s Current Report on Form 8-K filed on July 11, 2024 (File No. 000-07087).

Exhibit 10.2	Credit Agreement, incorporated by reference to Exhibit 10.2 on the registrant’s Current Report on Form 8-K filed on July 11, 2024 (File No. 000-07087).

Exhibit 31.1	Section 302 Certification - Chief Executive Officer

Exhibit 31.2	Section 302 Certification - Chief Financial Officer

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.1*	Instance Document

Exhibit 101.2*	Schema Document

Exhibit 101.3*	Calculation Linkbase Document

Exhibit 101.4*	Labels Linkbase Document

Exhibit 101.5*	Presentation Linkbase Document

Exhibit 101.6*	Definition Linkbase Document

*	Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRONICS CORPORATION
(Registrant)
Date:	August 5, 2024	By:	/s/ David C. Burney
David C. Burney Executive Vice President and Chief Financial Officer (Principal Financial Officer)