Form 10-Q
period 2024-09-28
ASTRONICS CORP
filed 2024-11-07
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 28, 2024
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2024, 35,262,393 shares of common stock were outstanding consisting of 29,685,114 shares of common stock ($.01 par value) and 5,577,279 shares of Class B common stock ($.01 par value).

Part I – Financial Information
Item 1. Financial Statements
ASTRONICS CORPORATION
Consolidated Condensed Balance Sheets
September 28, 2024 with Comparative Figures for December 31, 2023
(Unaudited)
(In thousands)

	September 28, 2024	December 31, 2023

Current Assets:
Cash and Cash Equivalents	$5,177	$4,756
Restricted Cash	1,187	6,557
Accounts Receivable, Net of Allowance for Estimated Credit Losses	193,494	172,108
Inventories	204,952	191,801
Prepaid Expenses and Other Current Assets	19,371	14,560
Total Current Assets	424,181	389,782
Property, Plant and Equipment, Net of Accumulated Depreciation	81,309	85,436
Operating Right-of-Use Assets	24,849	27,909
Other Assets	7,387	7,035
Intangible Assets, Net of Accumulated Amortization	55,702	65,420
Goodwill	58,169	58,210
Total Assets	$651,597	$633,792
Current Liabilities:
Current Maturities of Long-term Debt	$550	$8,996
Accounts Payable	57,058	61,134
Current Operating Lease Liabilities	5,080	5,069
Accrued Expenses and Other Current Liabilities	68,204	46,106
Customer Advance Payments and Deferred Revenue	19,144	22,029
Total Current Liabilities	150,036	143,334
Long-term Debt	178,423	159,237
Long-term Operating Lease Liabilities	21,409	24,376
Other Liabilities	52,525	57,327
Total Liabilities	402,393	384,274
Shareholders’ Equity:
Common Stock	377	373
Accumulated Other Comprehensive Loss	(8,456)	(9,426)
Other Shareholders’ Equity	257,283	258,571
Total Shareholders’ Equity	249,204	249,518
Total Liabilities and Shareholders’ Equity	$651,597	$633,792
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Operations
Three and Nine Months Ended September 28, 2024 With Comparative Figures for 2023
(Unaudited)
(In thousands, except per share data)

	Nine Months Ended		Three Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Sales	$586,886	$493,914	$203,698	$162,922
Cost of Products Sold	468,598	413,091	160,955	142,304
Gross Profit	118,288	80,823	42,743	20,618
Selling, General and Administrative Expenses	100,698	95,276	34,369	35,097
Income (Loss) from Operations	17,590	(14,453)	8,374	(14,479)
Net Gain on Sale of Business	—	(3,427)	—	—
Loss on Extinguishment of Debt	6,987	—	6,987	—
Other Expense (Income), Net	1,214	(562)	343	348
Interest Expense, Net of Interest Income	17,832	17,381	6,217	5,991
Loss Before Income Taxes	(8,443)	(27,845)	(5,173)	(20,818)
Provision for (Benefit from) Income Taxes	4,940	5,552	6,565	(3,835)
Net Loss	$(13,383)	$(33,397)	$(11,738)	$(16,983)
Loss Per Share:
Basic	$(0.38)	$(1.02)	$(0.34)	$(0.51)
Diluted	$(0.38)	$(1.02)	$(0.34)	$(0.51)
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Comprehensive Loss
Three and Nine Months Ended September 28, 2024 With Comparative Figures for 2023
(Unaudited)
(In thousands)

	Nine Months Ended		Three Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net Loss	$(13,383)	$(33,397)	$(11,738)	$(16,983)
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	127	(117)	1,051	(828)
Retirement Liability Adjustment – Net of Tax	843	557	281	185
Total Other Comprehensive Income (Loss)	970	440	1,332	(643)
Comprehensive Loss	$(12,413)	$(32,957)	$(10,406)	$(17,626)
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Cash Flows
Nine Months Ended September 28, 2024 With Comparative Figures for 2023
(Unaudited)
(In thousands)

	Nine Months Ended
	September 28, 2024	September 30, 2023
Cash Flows from Operating Activities:
Net Loss	$(13,383)	$(33,397)
Adjustments to Reconcile Net Loss to Cash Flows from Operating Activities:
Depreciation and Amortization	18,572	19,758
Amortization of Deferred Financing Fees	2,711	2,148
Provisions for Non-Cash Losses on Inventory and Receivables	8,023	13,713
Equity-based Compensation Expense	6,414	5,603
Operating Lease Non-Cash Expense	3,869	3,816
Non-Cash 401K Contribution and Quarterly Bonus Accrual	3,454	3,773
Non-Cash Annual Stock Bonus Accrual	1,448	—
Loss on Extinguishment of Debt	6,987	—
Net Gain on Sale of Business, Before Taxes	—	(3,427)
Non-Cash Litigation Provision Adjustment	—	(1,305)
Non-Cash Deferred Liability Recovery	—	(5,824)
Other	2,899	911
Changes in Operating Assets and Liabilities Providing (Using) Cash:
Accounts Receivable	(22,712)	(12,980)
Inventories	(19,829)	(24,024)
Accounts Payable	(3,304)	4,033
Accrued Expenses	13,517	5,111
Customer Advance Payments and Deferred Revenue	(2,919)	(562)
Income Taxes	798	3,443
Operating Lease Liabilities	(3,777)	(3,660)
Supplemental Retirement Plan Liabilities	(309)	(304)
Other Assets and Liabilities	1,690	898
Net Cash from Operating Activities	4,149	(22,276)
Cash Flows from Investing Activities:
Proceeds from Sale of Business and Assets	—	3,427
Capital Expenditures	(5,244)	(6,037)
Net Cash from Investing Activities	(5,244)	(2,610)
Cash Flows from Financing Activities:
Proceeds from Long-term Debt	195,978	135,732
Principal Payments on Long-term Debt	(187,498)	(125,984)
Stock Award Activity	(3,219)	2,480
Financing-related Costs	(5,863)	(6,447)
Financing Extinguishment Costs	(3,210)	—
Proceeds from At-the-Market Stock Sales	—	13,045
Other	(96)	(47)
Net Cash from Financing Activities	(3,908)	18,779
Effect of Exchange Rates on Cash	54	(20)
Decrease in Cash and Cash Equivalents and Restricted Cash	(4,949)	(6,127)
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	11,313	13,778
Cash and Cash Equivalents and Restricted Cash at End of Period	$6,364	$7,651
Supplemental Disclosure of Cash Flow Information
Interest Paid	$15,261	$14,136
Income Taxes Paid, Net of Refunds	$3,975	$2,192
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Shareholders’ Equity
Three and Nine Months Ended September 28, 2024 With Comparative Figures for 2023
(Unaudited)
(In thousands)

	Nine Months Ended		Three Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Common Stock
Beginning of Period	$314	$291	$320	$295
Issuance of Common Stock Through At-the-Market (“ATM”) Offering	—	8	—	8
Net Shares Issued to Fund Bonus Obligations	3	—	—	—
Net Exercise of Stock Options, including ESPP	—	4	—	4
Net Issuance of Common Stock for Restricted Stock Units (“RSU’s”)	1	2	—	1
Class B Stock Converted to Common Stock	3	3	1	—
End of Period	321	308	321	308
Convertible Class B Stock
Beginning of Period	59	63	57	60
Class B Stock Converted to Common Stock	(3)	(3)	(1)	—
End of Period	56	60	56	60
Additional Paid in Capital
Beginning of Period	129,544	98,630	137,290	102,020
Issuance of Common Stock Through ATM Offering, Net of Offering Costs	—	13,611	—	13,611
Equity-based Compensation Expense and Net Exercise of Stock Options, including ESPP	6,414	8,714	1,772	4,721
Gross Shares Issued to Fund Bonus Obligations	6,281	—	—	—
Tax Withholding Related to Issuance of RSU’s and Shares for Bonus Obligations	(3,219)	(636)	(42)	(33)
End of Period	139,020	120,319	139,020	120,319
Accumulated Comprehensive Loss
Beginning of Period	(9,426)	(9,526)	(9,788)	(8,443)
Foreign Currency Translation Adjustments	127	(117)	1,051	(828)
Retirement Liability Adjustment – Net of Taxes	843	557	281	185
End of Period	(8,456)	(9,086)	(8,456)	(9,086)
Retained Earnings
Beginning of Period	209,753	240,360	206,778	221,698
Net Loss	(13,383)	(33,397)	(11,738)	(16,983)
Reissuance of Treasury Shares for 401K Contribution	(1,330)	(3,142)	—	(894)
End of Period	195,040	203,821	195,040	203,821
Treasury Stock
Beginning of Period	(80,726)	(89,898)	(76,777)	(85,229)
Shares Issued to Fund 401K Obligation	3,949	6,883	—	2,214
End of Period	(76,777)	(83,015)	(76,777)	(83,015)
Total Shareholders’ Equity	$249,204	$232,407	$249,204	$232,407
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Shareholders’ Equity, Continued
Three and Nine Months Ended September 28, 2024 With Comparative Figures for 2023
(Unaudited)
(In thousands)

	Nine Months Ended		Three Months Ended
(Shares)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Common Stock
Beginning of Period	31,402	29,122	32,024	29,478
Issuance of Common Stock Through ATM Offering	—	834	—	834
Net Shares Issued to Fund Bonus Obligations	218	—	—	—
Net Issuance from Exercise of Stock Options, including ESPP	—	438	—	437
Net Issuance of Common Stock for RSU’s	165	145	51	55
Class B Stock Converted to Common Stock	352	305	62	40
End of Period	32,137	30,844	32,137	30,844
Convertible Class B Stock
Beginning of Period	5,952	6,314	5,662	6,049
Class B Stock Converted to Common Stock	(352)	(305)	(62)	(40)
End of Period	5,600	6,009	5,600	6,009
Treasury Stock
Beginning of Period	2,833	3,155	2,694	2,991
Shares Issued to Fund 401K Obligation	(139)	(242)	—	(78)
End of Period	2,694	2,913	2,694	2,913
See notes to consolidated condensed financial statements.

ASTRONICS CORPORATION
Notes to Consolidated Condensed Financial Statements
September 28, 2024
(Unaudited)
1) Basis of Presentation
The accompanying unaudited statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.
Operating Results
The results of operations for any interim period are not necessarily indicative of results for the full year. In addition, the supply chain pressures and residual impacts of the COVID-19 pandemic have increased the volatility we experience in our financial results in recent periods and this could continue in future interim and annual periods. Operating results for the nine months ended September 28, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
The balance sheet on December 31, 2023, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
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
In October 2024, a customer reported within the Aerospace segment declared bankruptcy. As a result, the Company recorded a full reserve of $0.8 million for outstanding receivables, a reserve of $0.9 million for inventory and $0.5 million for impairment of fixed assets. The reserves are non-cash in the current quarter and year to date, as the associated assets existed prior to 2024. In the third quarter of 2023, a customer reported within the Aerospace segment filed for bankruptcy under Chapter 11. As a result, the Company recorded a full reserve of $7.5 million for outstanding accounts receivable and $3.6 million for inventory in the prior year periods.
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

(In thousands)	September 28, 2024	September 30, 2023
Cash and Cash Equivalents	$5,177	$3,981
Restricted Cash	1,187	3,670
Total Cash and Restricted Cash Shown in Statements of Cash Flows	$6,364	$7,651
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
The changes in allowances for estimated credit losses for the three and nine months ended September 28, 2024 and September 30, 2023 consisted of the following:

	Nine Months Ended		Three Months Ended
(In thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Balance at Beginning of the Period	$9,193	$2,630	$1,495	$1,725
Bad Debt Expense, Net of Recoveries	1,132	7,581	734	7,680
Write-off Charges Against the Allowance and Other Adjustments	(7,982)	(1,025)	114	(219)
Balance at End of the Period	$2,343	$9,186	$2,343	$9,186
As previously discussed, the Company recorded a full reserve of $0.8 million in the third quarter of 2024 for outstanding receivables associated with a customer bankruptcy within the Aerospace segment. Additionally, the Company recorded a full reserve in the third quarter of 2023 of $7.5 million for outstanding accounts receivable associated with a customer bankruptcy within the Aerospace segment, which was subsequently written off in the second quarter of 2024.
Research and Development Expenses
Research and development costs are expensed as incurred and include salaries, benefits, consulting, material costs, and depreciation. Research and development expenses amounted to $12.4 million and $14.1 million for the three months ended and $39.9 million and $39.5 million for the nine months ended September 28, 2024 and September 30, 2023, respectively. These costs are included in cost of products sold.
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
As of September 28, 2024 and September 30, 2023, the Company concluded that no indicators of impairment relating to intangible assets or goodwill existed and an interim test was not performed in the nine-month periods then ended.
Foreign Currency Translation
The aggregate foreign currency transaction gain or loss included in operations was insignificant for the three and nine months ended September 28, 2024 and September 30, 2023.

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
2) Revenue
On September 28, 2024, we had $611.9 million of outstanding performance obligations, which we refer to as total backlog. In conjunction with the customer bankruptcy discussed in Note 1, we have removed all outstanding backlog in the third quarter of 2024, approximately $9.3 million, related to such customer. We expect to recognize approximately $519.8 million of our outstanding performance obligations as revenue over the next twelve months and the balance thereafter.
The Company's contract assets and contract liabilities consist primarily of costs and profits in excess of billings and billings in excess of cost and profits, respectively. The following table presents the beginning and ending balances of contract assets and contract liabilities during the nine months ended September 28, 2024:

(In thousands)	Contract Assets	Contract Liabilities
Beginning Balance, January 1, 2024	$46,321	$22,888
Ending Balance, September 28, 2024	$57,489	$20,210
The increase in contract assets reflects the net impact of new revenue recognized in excess of billings exceeding billing of previously unbilled revenue during the period, partially offset by a $3.5 million revision of estimated costs to complete certain long-term mass transit Test contracts which was recorded in the second quarter of 2024. The revision resulted in reduced revenue recognized during the nine months ended September 28, 2024 due to lower estimates of the percentage of work completed on the programs. The decrease in contract liabilities reflects the net impact of revenue recognized in excess of new customer advances or deferred revenues recorded.
We recognized $6.3 million and $9.3 million during the three months ended and $16.4 million and $22.1 million during the nine months ended September 28, 2024 and September 30, 2023, respectively, in revenues that were included in the contract liability balance at the beginning of the period.
The Company recognizes an asset for certain, material costs to fulfill a contract if it is determined that the costs relate directly to a contract or an anticipated contract that can be specifically identified, generate or enhance resources that will be used in satisfying performance obligations in the future, and are expected to be recovered. Such costs are amortized on a systematic basis that is consistent with the transfer to the customer of the goods to which the asset relates. Start-up costs are expensed as incurred. Capitalized fulfillment costs are included in Work in Progress within Inventories in the accompanying Consolidated Condensed Balance Sheets. Should future orders not materialize or it is determined the costs are no longer probable of recovery, the capitalized costs are written off. Capitalized fulfillment costs were $4.2 million and $4.7 million on September 28, 2024 and December 31, 2023, respectively. Amortization of fulfillment costs recognized within Cost of Products Sold was approximately $0.1 million and $3.1 million for the three and nine months ended September 28, 2024. No amortization of fulfillment costs was recorded in 2023.
The following table presents our revenue disaggregated by Market Segments as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Aerospace Segment
Commercial Transport	$383,679	$308,016	$133,850	$101,724
Military Aircraft	63,545	44,335	21,685	16,687
General Aviation	56,643	60,656	18,077	16,193
Other	14,268	23,076	3,942	7,500
Aerospace Total	518,135	436,083	177,554	142,104

Test Systems Segment
Government & Defense	68,751	57,831	26,144	20,818
Test Systems Total	68,751	57,831	26,144	20,818

Total	$586,886	$493,914	$203,698	$162,922
The following table presents our revenue disaggregated by Product Lines as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Aerospace Segment
Electrical Power & Motion	$263,919	$185,712	$90,467	$64,312
Lighting & Safety	135,162	116,967	46,921	38,496
Avionics	83,716	83,011	29,151	22,347
Systems Certification	12,272	19,832	4,460	6,535
Structures	8,798	7,485	2,613	2,914
Other	14,268	23,076	3,942	7,500
Aerospace Total	518,135	436,083	177,554	142,104

Test Systems	68,751	57,831	26,144	20,818

Total	$586,886	$493,914	$203,698	$162,922
3) Inventories
Inventories consisted of the following:

(In thousands)	September 28, 2024	December 31, 2023
Finished Goods	$32,315	$29,013
Work in Progress	29,519	32,118
Raw Material	143,118	130,670
	$204,952	$191,801
As further described in Note 1, the Company recorded a $0.9 million and $3.6 million reduction in inventory for customer bankruptcies within the Aerospace segment in the three and nine months ended September 28, 2024 and September 30, 2023, respectively.

4) Property, Plant and Equipment
Property, Plant and Equipment consisted of the following:

(In thousands)	September 28, 2024	December 31, 2023
Land	$8,617	$8,606
Buildings and Improvements	71,766	71,480
Machinery and Equipment	130,174	126,725
Construction in Progress	4,003	4,219
	214,560	211,030
Less Accumulated Depreciation	133,251	125,594
	$81,309	$85,436
5) Intangible Assets
The following table summarizes acquired intangible assets as follows:

		September 28, 2024		December 31, 2023
(In thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	11 years	$2,146	$2,146	$2,146	$2,146
Non-compete Agreement	4 years	11,082	11,082	11,082	11,072
Trade Names	10 years	11,435	10,257	11,426	9,973
Completed and Unpatented Technology	9 years	47,911	41,710	47,896	38,961
Customer Relationships	15 years	142,236	93,913	142,208	87,186
Total Intangible Assets	13 years	$214,810	$159,108	$214,758	$149,338
All acquired intangible assets other than goodwill and one trade name are being amortized. Amortization expense for acquired intangibles is summarized as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Amortization Expense	$9,728	$10,577	$3,189	$3,381
Amortization expense for acquired intangible assets expected for 2024 and for each of the next five years is summarized as follows:

(In thousands)
2024	$12,868
2025	$10,935
2026	$9,533
2027	$7,825
2028	$7,037
2029	$5,664
6) Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the nine months ended September 28, 2024:

(In thousands)	December 31, 2023	Foreign Currency Translation	September 28, 2024
Aerospace	$36,575	$(41)	$36,534
Test Systems	21,635	—	21,635
	$58,210	$(41)	$58,169

7) Long-term Debt and Notes Payable
The Company amended the existing revolving credit facility on July 11, 2024 by entering into the Seventh Amended and Restated Credit Agreement (the “ABL Revolving Credit Facility”). The ABL Revolving Credit Facility set the maximum aggregate amount that the Company can borrow pursuant to the revolving credit line at $200 million, with borrowings subject to a borrowing base determined primarily by inventory, accounts receivable, machinery and equipment and real estate. The maturity date of borrowings under the ABL Revolving Credit Facility is July 11, 2027. Under the terms of the ABL Revolving Credit Facility, the Company pays interest on the unpaid principal amount of the credit facility at a rate equal to SOFR plus a term SOFR adjustment in the amount of 0.10% per annum (which collectively shall be at least 1.00%) plus an applicable margin ranging from 2.50% to 3.00% determined based upon the Company’s excess availability (as defined in the ABL Revolving Credit Facility). The Company is required to pay a quarterly commitment fee under the ABL Revolving Credit Facility on undrawn revolving credit commitments in an amount equal to 0.25% or 0.375% based on the Company’s average excess availability under the credit facility. On September 28, 2024, there was $126.0 million outstanding on the ABL Revolving Credit Facility and there remained $70.9 million available, net of outstanding letters of credit.
The Company also entered into a $55 million Term Loan Facility on July 11, 2024. The Term Loan Facility is secured primarily by the Company’s intellectual property and equity interests of the Company’s subsidiaries. The maturity date of the Term Loan Facility is July 11, 2027. The Company pays interest under the Term Loan Facility at a rate equal to SOFR plus a term SOFR adjustment in the amount of 0.10% per annum (which collectively shall be at least 1.00%) plus an applicable margin ranging from 5.50% to 6.75% determined based upon the Company’s consolidated leverage ratio (as defined in the Term Loan Facility). The Company paid a commitment fee to the lenders under the Term Loan Facility in the amount of 2.0% of the total aggregate commitment. The Company is required to repay the principal amount of the term loans under the Term Loan Facility in quarterly installments on the last day of each fiscal quarter in an amount equal to $0.1 million. The principal amount of the Term Loan Facility amortizes at a rate of 1.00% (or approximately $0.6 million) per year. The Term Loan Facility is subject to a call premium of 3.00% if called prior to January 12, 2026, and 0.00% thereafter until the maturity date on July 11, 2027. The Company has the option to prepay the outstanding amounts under the Term Loan Facility up to $12.0 million without penalty.
Total payments of $0.6 million are payable over the next twelve months, including the annual amortization of the Term Loan Facility, and as such, have been classified as current in the accompanying Consolidated Condensed Balance Sheet as of September 28, 2024. The interest rate on current maturities of long-debt was 8.2% at September 28, 2024 and 14.2% at December 31, 2023. The remaining balance of $54.5 million under the Term Loan Facility as of September 28, 2024, is recorded as long-term in the accompanying Consolidated Condensed Balance Sheet.
The Company repaid in full all outstanding indebtedness under the original term loan facility dated as of January 19, 2023. The payoff amount of approximately $84.5 million consisted of a repayment of the principal amount of approximately $80.3 million, plus accrued but unpaid interest, fees and expenses, including a call premium of 4.00% (or approximately $3.2 million) which satisfied all of the Company’s indebtedness obligations thereunder. The Company funded the repayment of its obligations under the previous agreement with borrowings under the ABL Revolving Credit Facility and the Term Loan Facility.
The Company incurred $5.9 million in incremental debt issuance costs during the nine months ended September 28, 2024, allocated between the original and revised ABL Revolving Credit Facilities and the original and revised Term Loan Facilities. All costs are amortized to interest expense over the term of the respective agreement. Unamortized deferred debt issuance costs associated with the ABL Revolving Credit Facility ($2.8 million as of September 28, 2024) are recorded within Other Assets and those associated with the Term Loan Facility ($2.0 million as of September 28, 2024) are recorded as a reduction of the carrying value of the debt on the Consolidated Condensed Balance Sheet.
In the three and nine months ended September 28, 2024, the Company recorded a loss on extinguishment of the debt of approximately $7.0 million below Income from Operations, which was comprised of the $3.2 million prepayment fee on the previous term loan and a write-off of $3.8 million of unamortized deferred financing costs. The Company also had a write-off of deferred financing costs of approximately $0.5 million related to the exiting ABL lender in Interest Expense within the Consolidated Condensed Statements of Operations.
Certain of the Company’s subsidiaries are borrowers under the ABL Revolving Credit Facility and the Term Loan Facility and the assets of such subsidiaries also secure the obligations under the Restated Agreement and the Term Loan Facility.
Pursuant to the ABL Revolving Credit Facility and the Term Loan Facility, the Company is subject to a minimum fixed charge coverage ratio of 1.10 to 1.00. The Company is also required to maintain minimum excess availability of the greater of 10% of the borrowing base under the ABL Revolving Credit Facility, or $15.0 million. Under the provisions of the ABL Revolving

Credit Facility, the Company has a cash dominion arrangement with the lead banking institution whereby eligible daily cash receipts are contractually utilized to pay down outstanding borrowings and any cash balances subject to the dominion arrangement collateralize the outstanding borrowings under the ABL Revolving Credit Facility. Eligible cash balances that have not yet been applied to outstanding debt balances are classified as restricted cash in the accompanying Consolidated Condensed Balance Sheets.
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
Activity in the warranty accrual is summarized as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Balance at Beginning of Period	$9,751	$8,009	$11,303	$7,705
Warranties Issued	8,333	4,463	5,032	2,555
Warranties Settled	(2,714)	(3,060)	(1,012)	(909)
Reassessed Warranty Exposure	39	(548)	86	(487)
Balance at End of Period	$15,409	$8,864	$15,409	$8,864
9) Income Taxes
The effective tax rates were approximately (126.9)% and 18.4% for the three months ended and (58.5)% and (19.9)% for the nine months ended September 28, 2024 and September 30, 2023, respectively. Beginning with the 2022 tax year, certain research and development costs are required to be capitalized and amortized over sixty months for income tax purposes. The tax rate in the 2024 period was impacted by a valuation allowance applied against the deferred tax asset associated with the research and development costs that are expected to be capitalized and was partially offset by the removal of valuation allowances related to net operating losses and certain timing differences that are expected to reverse during 2024. In addition, the tax rate in the 2024 period was also impacted by state income taxes and the federal research and development credit expected for 2024.
The Company records a valuation allowance against the deferred tax assets if and to the extent it is more likely than not that the Company will not recover the deferred tax assets. In evaluating the need for a valuation allowance, the Company weighs all relevant positive and negative evidence and considers among other factors, historical financial performance, projected future taxable income, scheduled reversals of deferred tax liabilities, the overall business environment, and tax planning strategies. Losses in recent periods and cumulative pre-tax losses in the three-year period ending with the current year, combined with the significant uncertainty brought about by the COVID-19 pandemic, are collectively considered significant negative evidence under ASC 740 when assessing whether an entity can use projected income as a basis for concluding that deferred tax assets are realizable on a more-likely than not basis. For purposes of assessing the recoverability of deferred tax assets, the Company determined that it could not include future projected earnings in the analysis due to its recent history of losses and therefore had insufficient objective positive evidence that the Company will generate sufficient future taxable income to overcome the negative evidence of cumulative losses. Accordingly, during the years ended December 31, 2023 and 2022, the Company determined that a portion of its deferred tax assets were not expected to be realizable in the future and the Company continues to maintain the valuation allowance against its deferred tax assets as of September 28, 2024.
10) Earnings Per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Weighted Average Shares - Basic	34,961	32,707	35,011	33,000
Net Effect of Dilutive Stock Awards	—	—	—	—
Weighted Average Shares - Diluted	34,961	32,707	35,011	33,000
Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted earnings per share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. The Company incurred a net loss for the three and nine months ended September 28, 2024 and the three and nine months ended September 30, 2023, therefore all outstanding stock options and unvested restricted stock units are excluded from the computation of diluted loss per share because the effect of their inclusion would be anti-dilutive. The number of common shares excluded from the computation was approximately 1,218,000 shares as of September 28, 2024 and 1,315,000 shares as of September 30, 2023.
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
When treasury shares are reissued, the Company determines the cost using an average cost method. The difference between the average cost of the treasury shares and the reissuance price is included in Retained earnings. During the nine month periods ended September 28, 2024 and September 30, 2023, the Company reissued 139,000 and 242,000 treasury shares, respectively, associated with the funding of employer 401K contributions and recorded the difference between the average cost and the reissuance price, $1.3 million and $3.1 million, respectively, as a reduction to Retained Earnings.
At-the-Market Equity Offering
On August 8, 2023, the Company initiated an at-the-market equity offering program (the “ATM Program”) for the sale from time to time of shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $30.0 million. During the three and nine months ended September 28, 2024, the Company did not sell any shares of our common stock under the ATM Program. During the three and nine months ended September 30, 2023, the Company sold 834,228 shares of our common stock under the ATM Program. The Company generated $13.9 million in aggregate gross proceeds from sales under the ATM Program at an average sale price of $16.70 per share. Aggregate net proceeds from the ATM Program were $13.6 million after deducting related expenses, including commissions to the Sales Agents and issuance costs. Of this amount, $13.1 million in net cash proceeds were received in the three and nine months ended September 30, 2023, with the remainder received in October 2023. As of September 28, 2024, the Company had remaining capacity under the ATM Program to sell shares of Common Stock having an aggregate offering price up to approximately $8.2 million.
Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

(In thousands)	September 28, 2024	December 31, 2023
Foreign Currency Translation Adjustments	$(6,224)	$(6,351)
Retirement Liability Adjustment – Before Tax	(4,514)	(5,357)
Tax Benefit of Retirement Liability Adjustment	2,282	2,282
Retirement Liability Adjustment – After Tax	(2,232)	(3,075)
Accumulated Other Comprehensive Loss	$(8,456)	$(9,426)

The components of other comprehensive income (loss) are as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Foreign Currency Translation Adjustments	$127	$(117)	$1,051	$(828)
Retirement Liability Adjustments:
Reclassifications to Selling, General and Administrative Expenses:
Amortization of Prior Service Cost	290	288	97	95
Amortization of Net Actuarial Losses	553	269	184	90
Retirement Liability Adjustment	843	557	281	185
Other Comprehensive Income (Loss)	$970	$440	$1,332	$(643)
12) Supplemental Retirement Plan and Related Post Retirement Benefits
The Company has two non-qualified supplemental retirement defined benefit plans (“SERP” and “SERP II”) for certain current and retired executive officers. The following table sets forth information regarding the net periodic pension cost for the plans.

	Nine Months Ended		Three Months Ended
(In thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Service Cost	$—	$79	$—	$26
Interest Cost	1,028	976	343	324
Amortization of Prior Service Cost	290	288	97	95
Amortization of Net Actuarial Losses	553	269	184	90
Net Periodic Cost	$1,871	$1,612	$624	$535
Participants in the SERP are entitled to paid medical, dental, and long-term care insurance benefits upon retirement under the plan. The Company also has a defined benefit plan related to its subsidiary in France. The net periodic cost for both plans for the three and nine months ended September 28, 2024 and September 30, 2023, is immaterial.
The service cost component of net periodic benefit costs above is recorded in Selling, General and Administrative Expenses within the Consolidated Condensed Statements of Operations, while the remaining components are recorded in Other Expense (Income), Net.
13) Sales to Major Customers
The loss of major customers or a significant reduction in business with a major customer would significantly, and negatively impact our sales and earnings. In the three and nine months ended September 28, 2024 and September 30, 2023, the Company had one customer over 10% of consolidated sales. Sales to The Boeing Company (“Boeing”) accounted for 10.5% and 11.0% of sales in the three and nine months ended September 28, 2024 and 11.6% and 11.1% in the three and nine months ended September 30, 2023, respectively. Accounts receivable from Boeing on September 28, 2024 were approximately $19.7 million.
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
The reserve for the German indirect claim and interest was approximately $17.0 million on September 28, 2024 and $17.1 million on December 31, 2023. The Company currently believes it is unlikely that the damages in the German indirect proceedings and related interest will be paid within the next twelve months. Therefore, the liability related to this matter is classified within Other Liabilities (non-current) in the Consolidated Condensed Balance Sheets on September 28, 2024 and December 31, 2023.

In the matter before the UK High Court of Justice, Lufthansa has pleaded its case for monetary compensation at a separate trial which was conducted in October 2024. At this proceeding, Lufthansa elected to pursue a monetary claim based upon the defendants’ profits from their infringing activities. As of December 31, 2023, the Company had recorded a liability for the UK claim of $7.4 million, inclusive of interest, based on information available at the time. This amount was subject to change as additional data was received and evaluated, and as additional information regarding the nature of its claim was put forward by Lufthansa in advance of the damages trial. During the quarter ended September 28, 2024, both the Company and Lufthansa submitted to the UK High Court of Justice calculations of the estimated damages derived from the reports of the parties’ respective financial experts. The Company’s experts have calculated a range of loss of $7.4 million to $15.7 million (inclusive of interest), while Lufthansa has calculated a range of loss as up to approximately $107 million, excluding interest.
The damages trial judgment is expected to be issued in late 2024 or early 2025. While the Company believes they have valid defenses such that the judgment should be at the low end of the range of exposure noted above, the outcome and the amount of any damages that come due and owing cannot be predicted. As of September 28, 2024, we have recognized a liability of $7.4 million associated with this claim, which represents the low end of the range of exposure described above. Additional interest will continue to accrue on damages that come due and owing until the final payment to Lufthansa.
The Company is performing scenario planning to accommodate the range of potential outcomes. It is expected that the UK High Court of Justice will grant permission to appeal, though this is not assured under UK law. If an appeal is allowed, it is unclear whether payment of any imposed judgment would be due shortly after the ruling or deferred, in whole or in part, until the appeal is heard and adjudicated.
The liability related to this matter is classified within Accrued Expenses and Other Current Liabilities in the accompanying Consolidated Condensed Balance Sheets as of September 28, 2024. The liability related to this matter was classified within Other Liabilities (non-current) in the Company’s Consolidated Balance Sheets as of December 31, 2023.
A liability for reimbursement of Lufthansa’s legal expenses associated with the UK matter was approximately $1.0 million and $0.7 million on September 28, 2024 and December 31, 2023, respectively, which is expected to be paid within the next twelve months and, as such, is classified in Accrued Expenses and Other Current Liabilities in the accompanying Consolidated Condensed Balance Sheet as of September 28, 2024 and December 31, 2023. The Company expects additional amounts to be payable associated with Lufthansa’s legal fees incurred related to the damages proceedings, but is unable to estimate a range of exposure and as such has not recorded any additional liabilities at this time.
With respect to the proceeding in France, as previously disclosed, on December 4, 2020, the French Court held the French patent invalid for all asserted claims. There can consequently be no finding of infringement on first instance. Lufthansa has appealed this judgment. The appeal hearing took place on December 8, 2022, and on February 24, 2023, the Court upheld the first instance judgment in favor of AES. Lufthansa lodged an appeal before the French Supreme Court; the French Supreme Court will review the Court of Appeal of Paris’ reasoning around the nullification of one of the claims of the patent. AES filed briefs with the French Supreme Court on January 22, 2024 and on September 11, 2024 in response to Lufthansa’s appeal. The closure of the written phase of the procedure is scheduled for December 3, 2024 and a decision from this Court is expected in late December 2024 or January 2025. As loss exposure is not probable and estimable at this time, the Company has not recorded any liability with respect to the French matter as of September 28, 2024 or December 31, 2023.
There were no other significant developments in any of these matters during the nine months ended September 28, 2024.
Other
On March 23, 2020, Teradyne, Inc. filed a complaint against the Company and its subsidiary, Astronics Test Systems (“ATS”) (together, “the Defendants”) in the United States District Court for the Central District of California alleging patent and copyright infringement, and certain other related claims. The Defendants moved to dismiss certain claims from the case. On November 6, 2020, the Court dismissed the Company from the case, and also dismissed a number of claims, though the patent and copyright infringement claims remained. The case proceeded to discovery. In addition, on December 21, 2020, ATS filed a petition for inter partes review (“IPR”) with the US Patent Trial and Appeal Board (“PTAB”), seeking to invalidate the subject patent, and on July 21, 2021, the PTAB instituted IPR. The PTAB issued its decision on July 20, 2022, in which it invalidated all of Teradyne’s patent claims. Teradyne did not appeal the decision. On June 5, 2023, the parties attended a court-ordered mediation but did not reach a settlement. After the mediation, Teradyne agreed to drop its remaining state law claims in exchange for ATS dropping one of its defenses, leaving only its copyright claim. On December 7, 2023, the District Court granted ATS’s motion for summary judgment on its affirmative defense of fair use. The Court subsequently entered final judgment in favor of ATS on December 14, 2023. Teradyne filed a Notice of Appeal to the Ninth Circuit Court of Appeals on January 12, 2024. Teradyne’s opening brief on its appeal was filed on April 9, 2024. ATS’s answering brief was filed on June 10, 2024. Teradyne’s reply brief was filed on August 7, 2024. Oral argument on the appeal has not yet been scheduled. No amounts have been accrued for this matter in the September 28, 2024, or December 31, 2023 financial statements, as loss exposure was neither probable nor estimable at such times.
Other than these proceedings, we are not party to any significant pending legal proceedings that management believes will result in a material adverse effect on our financial condition or results of operations.
15) Segment Information
Below are the sales and operating profit (loss) by segment for the three and nine months ended September 28, 2024 and September 30, 2023, and a reconciliation of segment operating profit (loss) to loss before income taxes. Operating profit (loss) is net sales less cost of products sold and other operating expenses excluding interest and corporate expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment.

	Nine Months Ended		Three Months Ended
(In thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Sales:
Aerospace	$518,187	$436,217	$177,564	$142,116
Less Inter-segment Sales	(52)	(134)	(10)	(12)
Total Aerospace Sales	518,135	436,083	177,554	142,104
Test Systems	68,790	57,831	26,183	20,818
Less Inter-segment Sales	(39)	—	(39)	—
Total Test Systems Sales	68,751	57,831	26,144	20,818
Total Consolidated Sales	$586,886	$493,914	$203,698	$162,922
Segment Measure of Operating Profit (Loss) and Margins
Aerospace	$45,628	$10,342	$14,251	$(7,464)
	8.8%	2.4%	8.0%	(5.3)%
Test Systems	(8,428)	(8,521)	(13)	(1,781)
	(12.3)%	(14.7)%	—%	(8.6)%
Total Segment Measure of Operating Profit (Loss)	37,200	1,821	14,238	(9,245)
	6.3%	0.4%	7.0%	(5.7)%
(Additions to) Deductions from Segment Measure of Operating Profit:
Net Gain on Sale of Business	—	(3,427)	—	—
Loss on Extinguishment of Debt	6,987	—	6,987	—
Interest Expense, Net of Interest Income	17,832	17,381	6,217	5,991
Corporate Expenses and Other	20,824	15,712	6,207	5,582
Loss Before Income Taxes	$(8,443)	$(27,845)	$(5,173)	$(20,818)
During the three and nine months ended September 28, 2024 and September 30, 2023, reserves associated with customer bankruptcies of $2.2 million and $11.1 million, respectively, were recorded in Aerospace Operating Profit (Loss). See Note 1 for further discussion. Aerospace Operating Profit included $3.2 million and $8.5 million in compensation expense related to the resumption of the Company’s incentive programs in the three and nine months ended September 28, 2024, respectively. Aerospace Operating Profit in the three and nine months ended September 28, 2024 was negatively impacted by a $3.5 million atypical warranty reserve related to a new product launch that requires a field modification.
During the nine months ended September 30, 2023, $5.8 million was recognized in sales related to the reversal of a deferred revenue liability assumed with an acquisition and associated with a customer program within our Test Systems Segment which is no longer expected to occur, which also benefits Test Systems’ operating loss for the period. Test Systems Operating Loss included $0.7 million and $1.8 million in compensation expense related to the resumption of the Company’s incentive programs in the three and nine months ended September 28, 2024, respectively.

Corporate expenses and other for the nine months ended September 30, 2023, includes income of $1.8 million associated with the reversal of a liability related to an equity investment, as we will no longer be required to make the associated payment. This amount is included in Other Expense (Income), Net in the Consolidated Condensed Statement of Operations.
Total Assets:

(In thousands)	September 28, 2024	December 31, 2023
Aerospace	$508,514	$493,660
Test Systems	127,839	122,681
Corporate	15,244	17,451
Total Assets	$651,597	$633,792
16) Fair Value
There were no financial assets or liabilities carried at fair value measured on a recurring basis on September 28, 2024 or December 31, 2023.
There were no non-recurring fair value measurements performed in the nine months ended September 28, 2024 and September 30, 2023.
Due to their short-term nature, the carrying value of cash and equivalents, accounts receivable, and accounts payable approximate fair value. The carrying value of the Company’s variable rate long-term debt instruments also approximates fair value due to the variable rate feature of these instruments.
17) Subsequent Events
On October 15, 2024, the Company announced that David C. Burney, the Company’s current CFO, will retire on January 3, 2025. The Company entered into a Transition and Retirement Agreement which granted certain benefits related to the retirement. Accordingly, in the fourth quarter of 2024, the Company expects to record non-cash charges of approximately $0.5 million in accelerated RSU expense within SG&A and approximately $0.7 million in non-cash charge within Other Expense for the waiver of the early retirement penalty in the SERP II.
In October 2024, the Company offered a voluntary separation program to certain workers in our Test Systems segment to align the workforce and management structure with near-term revenue expectations and operational needs. We expect to record severance and related benefits expense of approximately $1 million in the fourth quarter. These initiatives are expected to provide annualized savings of approximately $2 million, beginning with the first quarter of 2025.

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

Our ABL Revolving Credit Facility and Term Loan Facility each subject us to various financial and other affirmative and negative covenants with which we must comply on an ongoing or periodic basis. These include financial covenants pertaining to minimum excess availability requirements and minimum fixed charge coverage ratio requirements. An unexpected decline in our revenues or operating income, including occurring as a result of events beyond our control, could cause us to violate our financial covenants. Our ability to satisfy the financial covenants under our credit agreements is an item that our management team continues to closely monitor. While the Company expects to remain in compliance with the required financial covenants for the duration of the agreements, any unexpected negative impacts to our business, including as a result of declines in aircraft production rates from expectations or production delays resulting from regulatory actions or labor strikes affecting OEMs or subsidiaries of the Company, additional supply chain pressures, the timing of customer orders, and our ability to meet customer delivery schedules, or labor availability and cost pressures, could result in lower revenues and reduced financial profits, and, as a result thereof, our inability to satisfy the financial covenants in our ABL Revolving Credit Facility and Term Loan Facility.
Challenges affecting the commercial aviation industry or key participants can adversely impact the demand for our products and services, the timing of orders, deliveries and related payments and other factors. We are monitoring the production and other challenges at The Boeing Company, including the recent strike, and we continue to align with them on production expectations and assess potential impacts to our business. The impacts from the strike to our revenues, earnings and cash flows for the three and nine months ended September 28, 2024 have not been significant.
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
In October 2024, a customer reported within the Aerospace segment declared bankruptcy. As a result, the Company recorded a full reserve of $0.8 million for outstanding receivables, a reserve of $0.9 million for inventory and $0.5 million for impairment of fixed assets. The reserves are non-cash in the current quarter and year to date, as the associated assets existed prior to 2024. In the third quarter of 2023, a customer reported within the Aerospace segment filed for bankruptcy under Chapter 11. As a result, the Company recorded a full reserve of $7.5 million for outstanding accounts receivable and $3.6 million for inventory in the prior year periods.
CONSOLIDATED RESULTS OF OPERATIONS

	Nine Months Ended		Three Months Ended
($ in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Sales	$586,886	$493,914	$203,698	$162,922
Gross Profit (sales less cost of products sold)	$118,288	$80,823	$42,743	$20,618
Gross Margin	20.2%	16.4%	21.0%	12.7%
Selling, General and Administrative Expenses	$100,698	$95,276	$34,369	$35,097
SG&A Expenses as a Percentage of Sales	17.2%	19.3%	16.9%	21.5%
Net Gain on Sale of Business	$—	$(3,427)	$—	$—
Loss on Extinguishment of Debt	$6,987	$—	$6,987	$—
Interest Expense, Net	$17,832	$17,381	$6,217	$5,991
Effective Tax Rate	(58.5)%	(19.9)%	(126.9)%	18.4%
Net Loss	$(13,383)	$(33,397)	$(11,738)	$(16,983)
A discussion by segment can be found in “Segment Results of Operations” in this MD&A.

CONSOLIDATED THIRD QUARTER RESULTS
Consolidated sales were up $40.8 million, or 25.0%. Aerospace sales increased $35.5 million and Test Systems sales increased $5.3 million.
Consolidated cost of products sold in the third quarter of 2024 was $161.0 million, compared with $142.3 million in the prior-year period. The increase was primarily due to higher sales volume coupled with $2.5 million for resumed incentive programs, a $3.5 million atypical warranty reserve related to a new product launch that requires a field modification and a $3.2 million increase in non-bankruptcy related inventory reserves, offset by a decrease in non-cash reserves associated with customer bankruptcies previously discussed of $2.7 million.
Selling, general and administrative (“SG&A”) expenses were $34.4 million in the third quarter of 2024 compared with $35.1 million in the prior-year period. The current year was affected by increased wages and benefits, including $2.0 million for resumed incentive programs, and an increase of $1.9 million in litigation-related legal expenses and reserve adjustments in 2024. The prior year was negatively impacted by a $7.5 million reserve for accounts receivable compared to a $1.3 million reserve for accounts receivable and fixed asset impairments in the current quarter associated with customer bankruptcies previously discussed.
Third quarter 2024 expenses included a $3.2 million call premium on the previous term loan and the write-off of $3.8 million of associated deferred financing costs. The $7.0 million total has been reflected as Loss on Extinguishment of Debt.
Tax expense in the quarter was $6.6 million, primarily due to a valuation allowance applied against the deferred tax asset associated with research and development costs that are required to be capitalized for tax purposes.
Consolidated net loss was $11.7 million, or $0.34 per diluted share, compared with net loss of $17.0 million, or $0.51 per diluted share, in the prior year.
Bookings were $189.2 million in the quarter resulting in a book-to-bill ratio of 0.93:1. For the trailing twelve months, bookings totaled $795.5 million and the book-to-bill ratio was 1.02:1. Backlog at the end of the quarter was $611.9 million.
CONSOLIDATED YEAR-TO-DATE RESULTS
Consolidated sales were up $93.0 million, or 18.8%. Aerospace sales increased $82.1 million and Test Systems sales increased $10.9 million. The prior-year period Test Systems sales benefited from the reversal of a $5.8 million deferred revenue liability recorded with a previous acquisition.
Consolidated cost of products sold in the 2024 was $468.6 million, compared with $413.1 million in the prior-year period. The increase was primarily due to higher volume, coupled with $6.2 million for resumed incentive programs, a $3.5 million warranty reserve previously mentioned and a $3.4 million increase in non-bankruptcy related inventory reserves, offset by a decrease in non-cash reserves associated with customer bankruptcies previously discussed of $2.7 million.
SG&A expenses were $100.7 million in the 2024 compared with $95.3 million in the prior-year period. The current year was affected by increased wages and benefits, including $5.9 million related for resumed incentive programs, and an increase of $1.9 million in litigation-related legal expenses and reserve adjustments in 2024. The increase in SG&A expenses was offset by a decrease in non-cash reserves associated with customer bankruptcies previously discussed of $6.2 million.
The expenses in the current year include the $7.0 million Loss on Extinguishment of Debt described above.
In the prior year period, the Company recognized a $3.4 million gain from the final earnout payment for the 2019 sale of its semiconductor test business, as well as $1.8 million within Other Income associated with the reversal of a liability related to an equity investment.
Tax expense in the current period was $4.9 million, compared with tax expense of $5.6 million in the prior year.
Consolidated net loss was $13.4 million, or $0.38 per diluted share, compared with net loss of $33.4 million, or $1.02 per diluted share, in the prior year.
SEGMENT RESULTS OF OPERATIONS
Operating profit (loss), as presented below, is sales less cost of products sold and other operating expenses, excluding interest expense, other corporate expenses and other non-operating sales and expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment. Operating profit (loss) is reconciled to loss before income taxes in Note 15 of the Notes to Consolidated Condensed Financial Statements included in this report.
AEROSPACE SEGMENT

	Nine Months Ended		Three Months Ended
($ in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Sales	$518,187	$436,217	$177,564	$142,116
Less Inter-segment Sales	(52)	(134)	(10)	(12)
Total Aerospace Sales	$518,135	$436,083	$177,554	$142,104
Operating Profit (Loss)	$45,628	$10,342	$14,251	$(7,464)
Operating Margin	8.8%	2.4%	8.0%	(5.3)%

Aerospace Sales by Market
(In thousands)
Commercial Transport	$383,679	$308,016	$133,850	$101,724
Military Aircraft	63,545	44,335	21,685	16,687
General Aviation	56,643	60,656	18,077	16,193
Other	14,268	23,076	3,942	7,500
	$518,135	$436,083	$177,554	$142,104
Aerospace Sales by Product Line
(In thousands)
Electrical Power & Motion	$263,919	$185,712	$90,467	$64,312
Lighting & Safety	135,162	116,967	46,921	38,496
Avionics	83,716	83,011	29,151	22,347
Systems Certification	12,272	19,832	4,460	6,535
Structures	8,798	7,485	2,613	2,914
Other	14,268	23,076	3,942	7,500
	$518,135	$436,083	$177,554	$142,104

(In thousands)	September 28, 2024	December 31, 2023
Total Assets	$508,514	$493,660
Backlog	$543,638	$511,540
The backlog on September 28, 2024 and December 31, 2023 excludes backlog associated with the customer bankruptcy referred to previously.
AEROSPACE THIRD QUARTER RESULTS
Aerospace segment sales increased $35.5 million, or 24.9%, to $177.6 million. The improvement was driven by a 31.6% increase, or $32.1 million, in Commercial Transport sales. Sales to this market were $133.9 million, or 65.8% of consolidated sales in the quarter, compared with $101.7 million, or 62.5% of consolidated sales in the third quarter of 2023. Growth was primarily related to increased demand by airlines for inflight entertainment & connectivity (“IFEC”) products which are in the Electrical Power & Motion and Avionics product groups.
Military Aircraft sales increased $5.0 million, or 30.0%, to $21.7 million, driven by progress on the FLRAA program. General Aviation sales increased $1.9 million, or 11.6%, to $18.1 million due to higher VVIP sales. Other sales decreased $3.6 million as the Company is winding down its non-core contract manufacturing arrangements.
Aerospace segment operating profit of $14.3 million was up $21.7 million compared with operating loss of $7.5 million in the same period last year. Operating margin was 8.0% reflecting the leverage gained on higher volume and improving production efficiencies.
The segment’s operating profit in the third quarter of 2024 was impacted by $3.5 million in warranty expense related to the previously-mentioned field modification, $5.1 million in litigation-related legal expenses and reserve adjustments related to an ongoing patent dispute, $3.9 million in inventory reserves, and $3.2 million in compensation expense related to the resumption of the Company’s incentive programs, and a non-cash reserve associated with a customer bankruptcy of $2.2 million.
Aerospace bookings were $173.6 million for a book-to-bill ratio of 0.98:1. Backlog for the Aerospace segment was $543.6 million at quarter end and excludes $9.3 million of backlog that was associated with the customer bankruptcy referred to previously.
AEROSPACE YEAR-TO-DATE RESULTS
Aerospace segment sales increased $82.1 million, or 18.8%, to $518.1 million. The improvement was driven by a 24.6% increase, or $75.7 million, in Commercial Transport sales. Sales to this market were $383.7 million, or 65.4% of consolidated sales in 2024, compared with $308.0 million, or 62.3% of consolidated sales in the same period of 2023. Higher airline spending drove increased demand.
Military Aircraft sales increased $19.2 million, or 43.3%, to $63.5 million, driven by progress on the FLRAA program as well as higher sales of lighting, safety and avionics products for military aircraft. General Aviation sales decreased $4.0 million, or 6.6%, to $56.6 million due to lower antenna and VVIP sales. Other sales decreased $8.8 million as the Company is winding down its non-core contract manufacturing arrangements.
Aerospace segment operating profit of $45.6 million was up $35.3 million compared with operating profit of $10.3 million in the same period last year. Operating margin improvement reflects the leverage gained on higher volume and improving production efficiencies. Operating profit in 2024 was impacted by a $4.2 million increase in warranty expense, which was primarily related to the previously-mentioned field modification, an $8.6 million increase in litigation-related legal expenses and reserve adjustments related to an ongoing patent dispute, a $3.9 million increase in inventory reserves and $8.5 million in compensation expense related to the resumption of the Company’s incentive programs, offset by a decrease in non-cash reserves associated with customer bankruptcies of $8.9 million.
TEST SYSTEMS SEGMENT

	Nine Months Ended		Three Months Ended
($ in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Sales	$68,790	$57,831	$26,183	$20,818
Less Inter-segment Sales	(39)	—	(39)	—
Total Test Systems Sales	$68,751	$57,831	$26,144	$20,818
Operating Loss	$(8,428)	$(8,521)	$(13)	$(1,781)
Operating Margin	(12.3)%	(14.7)%	—%	(8.6)%
All Test Systems sales are to the Government and Defense Market.

(In thousands)	September 28, 2024	December 31, 2023
Total Assets	$127,839	$122,681
Backlog	$68,227	$75,036
TEST SYSTEMS THIRD QUARTER RESULTS
Test Systems segment sales were $26.1 million, up $5.3 million. The improvement was driven by the U.S. Marine Corps’ Handheld Radio Test Sets (“HHRTS”) and the U.S. Army’s TS-4549/T programs, which contributed $5.3 million and $1.2 million, respectively, in sales during the quarter.
Test Systems segment operating loss was near break-even, compared with operating loss of $1.8 million in the third quarter of 2023. The improvement was the result of lower litigation-related legal expenses, partially offset by additional compensation expense from the resumption of the Company’s incentive programs. Test Systems continues to be negatively affected by mix and under absorption of fixed costs at current volume levels.
Additional restructuring initiatives were implemented in the 2024 fourth quarter. In October 2024, the Company offered a voluntary separation program which is currently expected to provide annualized savings of approximately $2 million, beginning in the first quarter of 2025. The Company expects to record severance expense of approximately $1 million in the fourth quarter of 2024 related to this initiative.

Bookings for the Test Systems segment in the quarter were $15.6 million. The book-to-bill ratio was 0.60:1 for the quarter. Backlog for the Test Systems segment was $68.2 million at quarter end.
TEST SYSTEMS YEAR-TO-DATE RESULTS
Test Systems segment sales were $68.8 million, up $10.9 million driven primarily by our U.S. Army and U.S. Marine Corps’ Radio Test programs. However, sales were negatively impacted by $3.5 million due to a revision of estimated costs to complete certain long-term mass transit Test contracts. The revision resulted in reduced revenue recognized in the period due to lower estimates of the percentage of work completed on the programs. The prior-year period sales benefited from the reversal of a $5.8 million deferred revenue liability recorded with a previous acquisition.
Test Systems segment operating loss was $8.4 million, compared to operating loss of $8.5 million in 2023. Test Systems operating loss for the prior-year period benefited from the $5.8 million sales adjustment resulting from the reversal of the deferred revenue liability. The first nine months of 2024 benefited from the margin realized on the HHRTS and TS-4549/T sales and a $6.7 million decrease in litigation-related expenses, however Test Systems’ operating performance continues to be negatively affected by mix and under absorption of fixed costs due to low volume, the resumption of the Company’s incentive programs, and the revision of estimated costs on certain long-term mass transit contracts discussed above, which resulted in a $3.5 million reversal of revenue.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities:
Cash provided by operating activities totaled $4.1 million for the first nine months of 2024, as compared with $22.3 million cash used for operating activities during the same period in 2023. Cash flow from operating activities increased compared with the same period of 2023 primarily resulting from the improvement in our operating results, driven by higher sales.
Investing Activities:
Cash used for investing activities was $5.2 million for the first nine months of 2024 compared with $2.6 million in cash used for investing activities in the same period of 2023. Investing cash flows in 2023 were positively impacted by the receipt of $3.4 million received in the prior year related to the calendar 2022 earnout.
The Company expects capital spending in 2024 to be in the range of $9 million to $11 million.
Financing Activities:
Cash used for financing activities totaled $3.9 million for the first nine months of 2024, as compared with cash provided by financing activities of $18.8 million during the same period in 2023. The Company made net borrowings under our credit facilities of $8.5 million in the first nine months of 2024 compared with net borrowings of $9.7 million in the same period in 2023.
The Company amended the existing revolving credit facility on July 11, 2024 by entering into the Seventh Amended and Restated Credit Agreement (the “ABL Revolving Credit Facility”). The ABL Revolving Credit Facility set the maximum aggregate amount that the Company can borrow pursuant to the revolving credit line at $200 million, with borrowings subject to a borrowing base determined primarily by inventory, accounts receivable, machinery and equipment and real estate. The maturity date of borrowings under the ABL Revolving Credit Facility is July 11, 2027. Under the terms of the ABL Revolving Credit Facility, the Company pays interest on the unpaid principal amount of the credit facility at a rate equal to SOFR plus a term SOFR adjustment in the amount of 0.10% per annum (which collectively shall be at least 1.00%) plus an applicable margin ranging from 2.50% to 3.00% determined based upon the Company’s excess availability (as defined in the ABL Revolving Credit Facility). The Company is required to pay a quarterly commitment fee under the ABL Revolving Credit Facility on undrawn revolving credit commitments in an amount equal to 0.25% or 0.375% based on the Company’s average excess availability under the credit facility. On September 28, 2024, there was $126.0 million outstanding on the ABL Revolving Credit Facility and there remained $70.9 million available, net of outstanding letters of credit.
The Company also entered into a $55 million Term Loan Facility on July 11, 2024. The Term Loan Facility is secured primarily by the Company’s intellectual property and equity interests of the Company’s subsidiaries. The maturity date of the Term Loan Facility is July 11, 2027. The Company pays interest under the Term Loan Facility at a rate equal to SOFR plus a term SOFR adjustment in the amount of 0.10% per annum (which collectively shall be at least 1.00%) plus an applicable margin ranging from 5.50% to 6.75% determined based upon the Company’s consolidated leverage ratio (as defined in the Term Loan Facility). The Company paid a commitment fee to the lenders under the Term Loan Facility in the amount of 2.0%

of the total aggregate commitment. The Company is required to repay the principal amount of the term loans under the Term Loan Facility in quarterly installments on the last day of each fiscal quarter in an amount equal to $0.1 million. The principal amount of the Term Loan Facility amortizes at a rate of 1.00% (or approximately $0.6 million) per year. The Term Loan Facility is subject to a call premium of 3.00% if called prior to January 12, 2026, and 0.00% thereafter until the maturity date on July 11, 2027. The Company has the option to prepay the outstanding amounts under the Term Loan Facility up to $12.0 million without penalty.
Total payments of $0.6 million are payable over the next twelve months, including the annual amortization of the Term Loan Facility, and as such, have been classified as current in the accompanying Consolidated Condensed Balance Sheet as of September 28, 2024. The interest rate on current maturities of long-debt was 8.2% at September 28, 2024 and 14.2% at December 31, 2023. The remaining balance of $54.5 million under the Term Loan Facility as of September 28, 2024, is recorded as long-term in the accompanying Consolidated Condensed Balance Sheet.
The Company repaid in full all outstanding indebtedness under the original term loan facility dated as of January 19, 2023. The payoff amount of approximately $84.5 million consisted of a repayment of the principal amount of approximately $80.3 million, plus accrued but unpaid interest, fees and expenses, including a call premium of 4.00% (or approximately $3.2 million) which satisfied all of the Company’s indebtedness obligations thereunder. The Company funded the repayment of its obligations under the previous agreement with borrowings under the ABL Revolving Credit Facility and the Term Loan Facility.
The Company incurred $5.9 million in incremental debt issuance costs during the nine months ended September 28, 2024, allocated between the original and revised ABL Revolving Credit Facilities and the original and revised Term Loan Facilities. All costs are amortized to interest expense over the term of the respective agreement. Unamortized deferred debt issuance costs associated with the ABL Revolving Credit Facility ($2.8 million as of September 28, 2024) are recorded within Other Assets and those associated with the Term Loan Facility ($2.0 million as of September 28, 2024) are recorded as a reduction of the carrying value of the debt on the Consolidated Condensed Balance Sheet.
In the three and nine months ended September 28, 2024, the Company recorded a loss on extinguishment of the debt of approximately $7.0 million below Income from Operations, which was comprised of the $3.2 million prepayment fee on the previous term loan and a write-off of $3.8 million of unamortized deferred financing costs. The Company also had a write-off of deferred financing costs of approximately $0.5 million related to the exiting ABL lender in Interest Expense within the Consolidated Condensed Statements of Operations.
Certain of the Company’s subsidiaries are borrowers under the ABL Revolving Credit Facility and the Term Loan Facility and the assets of such subsidiaries also secure the obligations under the Restated Agreement and the Term Loan Facility.
Pursuant to the ABL Revolving Credit Facility and the Term Loan Facility, the Company is subject to a minimum fixed charge coverage ratio of 1.10 to 1.00. The Company is also required to maintain minimum excess availability of the greater of 10% of the borrowing base under the ABL Revolving Credit Facility, or $15.0 million. Under the provisions of the ABL Revolving Credit Facility, the Company has a cash dominion arrangement with the lead banking institution whereby eligible daily cash receipts are contractually utilized to pay down outstanding borrowings and any cash balances subject to the dominion arrangement collateralize the outstanding borrowings under the ABL Revolving Credit Facility. Eligible cash balances that have not yet been applied to outstanding debt balances are classified as restricted cash in the accompanying Consolidated Condensed Balance Sheets.
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
During the three and nine months ended September 28, 2024, the Company did not sell any shares of our common stock under the ATM Program. During the three and nine months ended September 30, 2023, the Company sold 834,228 shares of our common stock under the ATM Program. The Company generated $13.9 million in aggregate gross proceeds from sales under the ATM Program at an average sale price of $16.70 per share. Aggregate net proceeds from the ATM Program were $13.6 million after deducting related expenses, including commissions to the Sales Agents and issuance costs. Of this amount, $13.1 million in net cash proceeds were received in the three and nine months ended September 30, 2023, with the remainder received in October 2023. As of September 28, 2024, the Company had remaining capacity under the ATM Program to sell shares of common stock having an aggregate offering price up to approximately $8.2 million.
Cash on hand at the end of the quarter was $6.4 million. Net debt was $174.6 million, compared with $161.2 million at the end of 2023.
The Company expects its cash flow from operations will provide sufficient cash flows to fund operations. However, the Company may also evaluate various actions and alternatives to enhance its profitability and cash generation from operating activities, which could include manufacturing efficiency initiatives, cost-reduction measures, working with vendors and suppliers to reduce lead times and expedite shipment of critical components, and working with customers to expedite receivable collections. The Company may also utilize available capacity under the ABL Revolving Credit Facility.
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
Lufthansa Technik AG (“Lufthansa”) filed actions in Germany, the United Kingdom (“UK”) and France. These matters are more fully discussed in Note 14 of our Consolidated Financial Statements in Part 1, Item 1, Financial Information of this report, and Risk Factors in Part 2, Item 1a, Other Information of this report. In the matter before the UK High Court of Justice, Lufthansa is seeking damages significantly higher than the amount which has been accrued as a liability by the Company. While we believe we have valid defenses and are vigorously defending all such litigation and proceedings, based upon the outcome of the damages trial this may have a material impact on the Company’s liquidity and cash flows in future periods, but the extent of the impact, if any, will not be known until the judgment is released. The Company is performing scenario planning to accommodate the range of potential outcomes.
OFF BALANCE SHEET ARRANGEMENTS
We do not have any material off balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.
BACKLOG
The Company’s backlog on September 28, 2024 was $611.9 million compared with $586.6 million on December 31, 2023 and $598.6 million on September 30, 2023. The backlog in each of the periods presented excludes backlog associated with the customer bankruptcy referred to previously.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Our contractual obligations and commitments have not changed materially from the disclosures in our 2023 Annual Report on Form 10-K except as set forth below.
The Company amended its existing ABL Revolving Credit Facility on July 11, 2024 by entering into the Seventh Amended and Restated Credit Agreement. The ABL Revolving Credit Facility increased the maximum aggregate amount that the Company can borrow pursuant to the revolving credit line thereunder to $200 million from $115 million, with borrowings subject to a borrowing base determined primarily by inventory, accounts receivable, machinery and equipment and real estate. The ABL Revolving Credit Facility extended the scheduled maturity date for the credit facility from January 19, 2026 to July 11, 2027. Under the terms of the ABL Revolving Credit Facility, the Company will now pay interest on the unpaid principal amount of the credit facility at a rate equal to SOFR plus a term SOFR adjustment in the amount of 0.10% per annum (which collectively shall be at least 1.00%) plus an applicable margin ranging from 2.50% to 3.00% determined based upon the Company’s excess availability (as defined in the ABL Revolving Credit Facility). The Company will pay a quarterly commitment fee under the ABL Revolving Credit Facility on undrawn revolving credit commitments in an amount equal to 0.25% or 0.375% based on the Company’s average excess availability under the credit facility.
The Company also entered into a $55 million Term Loan Facility on July 11, 2024. The Revised Term Loan Facility is secured primarily by the Company’s intellectual property and equity interests of the Company’s subsidiaries. The maturity date of the Revised Term Loan Facility is July 11, 2027. The Company will pay interest under the Revised Term Loan Facility at a rate equal to SOFR plus a term SOFR adjustment in the amount of 0.10% per annum (which collectively shall be at least 1.00%)

plus an applicable margin ranging from 5.50% to 6.75% determined based upon the Company’s consolidated leverage ratio (as defined in the Revised Term Loan Facility). The Company will pay a commitment fee to the lenders under the Revised Term Loan Facility in the amount of 2.0% of the total aggregate commitment. The Company is required to repay the principal amount of the term loans under the Revised Term Loan Facility in quarterly installments on the last day of each fiscal quarter in an amount equal to $137,500. The principal amount of the Revised Term Loan Facility will amortize at a rate of 1.00% (or approximately $0.6 million) per year.
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
MARKET RISK
Risk due to fluctuation in interest rates is a function of the Company’s floating rate debt obligations, which total approximately $181.0 million as of September 28, 2024. A change of 1% in interest rates of all variable rate debt would impact annual net loss by approximately $1.8 million, before income taxes.
Although the majority of our sales, expenses, and cash flows are transacted in U.S. dollars, we have exposure to changes in foreign currency exchange rates related primarily to the Euro and the Canadian dollar. The Company believes that the impact of changes in foreign currency exchange rates in 2024 has not been significant.
The future impacts of the Russia and Ukraine conflict and the COVID-19 pandemic and the recently resolved Boeing strike and their residual effects, including economic uncertainty, inflationary environment, and disruption within the global supply chain, labor markets, and aerospace industry, on our business remain uncertain. As we cannot anticipate the ultimate duration or scope of the Russia-Ukraine war, the COVID-19 pandemic or the ramifications of the recently resolved Boeing strike, the ultimate financial impact on our results cannot be reasonably estimated but could be material.
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
Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer (its principal executive officer) and Chief Financial Officer (its principal financial officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 28, 2024. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 28, 2024.
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
Our ABL Revolving Credit Facility and Term Loan Facility contain financial and restrictive covenants that we may be unable to satisfy, and that, if not satisfied, could result in the acceleration of any outstanding indebtedness thereunder and limit our ability to borrow additional funds. In addition, the terms of our ABL Revolving Credit Facility and Term Loan Facility contain covenants that restrict our current and future operations, particularly our ability to take certain actions. Our ABL Revolving Credit Facility and Term Loan Facility each subject us to various financial and other affirmative and negative covenants with which we must comply on an ongoing or periodic basis. These include financial covenants pertaining to minimum excess availability and minimum fixed charge coverage ratio requirements. An unexpected decline in our revenues or operating income, including occurring as a result of events beyond our control, could cause us to violate our financial covenants. A covenant violation could result in a default under the ABL Revolving Credit Facility and Term Loan Facility. If any such default occurs, the lenders may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. Further, as the amount available to us under our credit facilities is subject to borrowing base calculations determined by the value of accounts receivable, inventory, real estate and machinery and equipment (under our ABL Revolving Credit Facility), an unexpected decline in the value of these assets would require a mandatory prepayment. If any of these events were to occur, we may not be able to pay our debts and other monetary obligations as they come due, and our ability to continue to operate as a going concern could be impaired, which could in turn cause a significant decline in our stock price and could result in a significant loss of value for our shareholders. Furthermore, the lenders also have the right in these circumstances to terminate any commitments they have to provide further borrowings, which could leave us without access to sufficient liquidity to operate our business. In addition, following an event of default, the lenders under the ABL Revolving Credit Facility and Term Loan Facility will have the right to proceed against the collateral granted to them to secure the debt, which includes our available accounts receivable, inventory, machinery and equipment, real estate and intellectual property. If the debt under the ABL Revolving Credit Facility and Term Loan Facility were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full our debt.
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
•sell assets; and
•engage in certain business activities.
Currently, our AES subsidiary is a defendant in actions filed in various jurisdictions by Lufthansa Technik AG relating to an allegation of patent infringement and based on rulings to date we have concluded that losses related to these proceedings are probable and the amounts of such losses could be substantial. Lufthansa Technik AG (“Lufthansa”) filed actions in Germany, the United Kingdom (“UK”) and France. These matters are more fully discussed in Note 19 in Item 8, Financial Statements and Supplementary Data of our Form 10-K, and in Note 14 of our Consolidated Financial Statements in Item 1, Financial Information of this report. In both Germany and the UK, the Company has been found to infringe the patents of Lufthansa and will be subject to monetary damages, estimates of which have been accrued as liabilities in our financial statements, but the actual amount of damages that may be addressed in the future could be substantially higher. In the matter before the UK High Court of Justice, Lufthansa has pleaded its case for monetary compensation at a separate trial which was conducted in October 2024. Lufthansa is seeking damages significantly higher than the amount which has been accrued as a liability by the Company. Lufthansa has calculated its loss as up to $107 million, excluding interest. While we believe we have valid defenses and are vigorously defending all such litigation and proceedings, if the monetary damages award is decided adversely against the Company, the associated damages could have a material adverse effect on our results of operations, financial condition, cash flows, or business, and, based upon the amount of such damages award, there could be scenarios in which it could be difficult for the Company to satisfy the amount of such damages, in whole or in part. While the Company is performing scenario planning and is engaged with its lenders to seek to be in a position to cover the range of possible outcomes and satisfy any potential damages, these activities and other activities that the Company may undertake may not be successful or may not be sufficient to cover the full amount of any damages assessed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our purchases of our common stock for the three months ended September 28, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program
June 30, 2024 - July 27, 2024	—	$—	—	$41,483,815
July 28, 2024 - August 24, 2024	—	$—	—	$41,483,815
August 25, 2024 - September 28, 2024	—	$—	—	$41,483,815
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Securities Trading Plans of Directors and Officers
During the three months ended September 28, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

ASTRONICS CORPORATION
(Registrant)
Date:	November 7, 2024	By:	/s/ David C. Burney
David C. Burney Executive Vice President and Chief Financial Officer (Principal Financial Officer)