Form 10-K
period 2024-12-31
ASTRONICS CORP
filed 2025-03-05
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
Form 10-K
___________________________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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
130 Commerce Way, East Aurora, NY 14052
(Address of principal executive office)
Registrant’s telephone number, including area code (716) 805-1599
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.01 par value per share	ATRO	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
______________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of February 26, 2025, 35,269,163 shares were outstanding, consisting of 30,252,971 shares of Common Stock, $0.01 par value, and 5,016,192 shares of Class B Stock, $0.01 par value. The aggregate market value as of June 29, 2024, the last business day of the Company’s most recently completed second fiscal quarter, of the shares of Common Stock and Class B Stock of Astronics Corporation held by non-affiliates was approximately $609,000,000 (assuming conversion of all of the outstanding Class B Stock into Common Stock and assuming the affiliates of the Registrant to be its directors, executive officers and persons known to the Registrant to beneficially own more than 10% of the outstanding capital stock of the Registrant).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement relating to the 2025 Annual Meeting of Shareholders to be held on May 22, 2025 (the “2025 Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K (this “Report”). The 2025 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Table of Contents
ASTRONICS CORPORATION
Index to Annual Report
on Form 10-K
Year Ended December 31, 2024

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
•our ability to comply with applicable laws and with new or more stringent governmental regulations;
•our ability to successfully manage our indebtedness, including restrictive financial covenants under our ABL Revolving Credit Facility (as defined below) and the risks related to our outstanding Convertible Notes (as defined below);
•our ability to successfully manage risks presented by fluctuating interest rates and foreign currency exposure;
•our ability to favorably resolve legal proceedings brought against us, including the ongoing Lufthansa Technik AG patent infringement claim;
•our ability to maintain compliance with U.S. export regulations and the uncertainty with respect to U.S. trade policies, treaties, tariffs, and taxes;
•our ability to achieve our sustainability objectives;
•our ability to maintain our security clearance with the U.S. Department of Defense;
•our ability to hire, develop, and retain our management team and key personnel; and
•the volatility of our stock price.
While we believe that the forward-looking statements in this report are reasonable, these statements are not guarantees of future performance and are subject to several factors, risks and uncertainties, the impact or occurrence of which could cause actual results to differ materially from the expected results described in the forward-looking statements. Certain of these factors, risks and uncertainties are discussed in this report in Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the U.S. Securities and Exchange Commission and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
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
We have principal operations in the United States (“U.S.”), Canada and France, as well as engineering offices in Ukraine and India. Our operation in Ukraine is a small engineering office and we have not experienced any significant disruption in staffing or services as a result of the Ukrainian and Russian conflict.
Refinancing
On July 11, 2024, the Company completed a financing transaction that refinanced its previous credit facilities. The refinancing consisted of an amendment and restatement of the Company’s asset-based revolving credit facility with a principal amount available to be borrowed thereunder of $200.0 million (the “ABL Revolving Credit Facility”), with amounts borrowed thereunder carrying an interest rate of SOFR plus between 2.50% to 3.00%. The Company also entered into a $55.0 million term loan facility (the “Term Loan Facility”) at an interest rate of SOFR plus a term SOFR plus between 5.50% to 6.75%.
On November 25, 2024, the Company amended the ABL Revolving Credit Facility increasing the revolving credit line to $220.0 million with an interest rate of SOFR plus 2.75% to 3.25% (an increase of 0.25% to each such applicable margin).
On December 3, 2024, the Company issued $165.0 million aggregate principal amount of 5.500% Convertible Senior Notes (the “Convertible Notes”), which amount includes the additional notes issued pursuant to the initial purchasers’ full exercise of their option to purchase additional Convertible Notes. The Convertible Notes will mature on March 15, 2030, unless earlier converted, redeemed or repurchased. On December 3, 2024, the Company repaid in full all outstanding indebtedness on the Term Loan Facility. For additional information, see discussion in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 8, Long-Term Debt, to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this report.
Divestitures
On February 13, 2019, the Company completed a divestiture of its semiconductor test business within the Test Systems segment. The total proceeds of the divestiture included two elements of contingent purchase consideration (“earnout”). In March 2022, the Company agreed with the earnout calculation for the calendar 2021 earnout in the amount of $11.3 million. The Company recorded the gain and received the payment in the first quarter of 2022. In March 2023, the Company agreed with the final earnout calculation for the calendar 2022 earnout in the amount of $3.4 million. The Company recorded the gain and received the payment in the first quarter of 2023. We are not eligible for any further earnout payments related to this divestiture. For further information, see Note 21, Divestiture Activities, to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this report.
Customer Bankruptcies
In October 2024, a customer reported within the Aerospace segment declared bankruptcy. As a result, the Company recorded a full reserve of $1.0 million for outstanding receivables, a reserve of $1.7 million for inventory and $0.6 million for impairment of fixed assets.
In November 2023, a non-core contract manufacturing customer reported within the Aerospace segment filed for bankruptcy under Chapter 11. As a result, the Company recorded a full reserve of $7.5 million for outstanding accounts receivable and a reserve of $3.6 million for inventory.
Products and Customers
Our Aerospace segment designs and manufactures products for the global aerospace industry. Product lines include lighting and safety systems, electrical power generation, distribution and seat motion systems, aircraft structures, avionics products, systems certification, and other products. Our Aerospace customers are the airframe manufacturers (“OEM”) that build aircraft for the commercial transport, military and general aviation markets, suppliers to those OEMs, aircraft operators such as airlines, suppliers to the aircraft operators, and branches of the U.S. Department of Defense. During 2024, this segment’s sales were divided 74% to the commercial transport market, 12% to the military aircraft market, 11% to the general aviation market and 3% to other markets. Most of this segment’s sales are a result of contracts or purchase orders received from customers, placed on a day-to-day basis or for a single year procurement rather than long-term multi-year contract commitments. On occasion, the Company does receive contractual commitments or blanket purchase orders from our customers covering multiple-year deliveries of hardware to our customers.
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
Sales by segment, geographic region, major customer and foreign operations are provided in Note 20, Segments, to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this report.
We have a significant concentration of business with one major customer, The Boeing Company (“Boeing”). Sales to Boeing accounted for 10.2% of sales in 2024, 11.0% of sales in 2023, and 11.0% of sales in 2022. Sales to Boeing are primarily in the Aerospace segment.
Strategy
Our strategy is to increase our value by developing technologies and capabilities either internally or through acquisition, and use those capabilities to provide innovative solutions to our targeted markets where our technology can be beneficial.
Practices as to Maintaining Working Capital
Liquidity is discussed under the heading “Liquidity and Capital Resources”, in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report.
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
Government Contracts
All U.S. government contracts, including subcontracts where the U.S. government is the ultimate customer, may be subject to termination at the election of the government. Our revenue stream relies on military spending. Approximately 15% of our 2024 consolidated sales were made to U.S. government-related markets.
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

Seasonality
Our business is typically not seasonal.
Backlog
At December 31, 2024, our consolidated backlog was $599.2 million. At December 31, 2023, our backlog was $586.6 million. The increase in backlog is driven primarily by recovering demand from our commercial transport and general aviation customers, with increased OEM build rates and increased spending by commercial airlines on fleet improvements. The backlog in each of the periods presented excludes backlog associated with the customer bankruptcies referred to previously.
Backlog in the Aerospace segment was $537.6 million at December 31, 2024. Backlog in the Test Systems segment was $61.7 million at December 31, 2024.
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
Research and Development Expenses
Research and development costs are expensed as incurred and include salaries, benefits, consulting, material costs and depreciation. Research and development expenses amounted to $52.1 million in 2024, $53.5 million in 2023 and $48.3 million in 2022. These costs are included in Cost of Products Sold.
Government Subsidies
In September 2021, the Company was awarded a grant of up to $14.7 million from the U.S. Department of Transportation (“USDOT”) under the Aviation Manufacturing Jobs Protection Program (“AMJP”). The Company received $7.3 million under the grant in 2022. The grant benefit was recognized ratably over the six-month performance period as a reduction to Cost of Products Sold in proportion to the compensation expense that the award was intended to defray. During the year ended December 31, 2022, the Company recognized $6.0 million of the award.
Human Capital Resources
Human Capital Management and Corporate Culture
As of December 31, 2024, we employed approximately 2,500 full-time employees, of whom approximately 2,000 were employed in the United States and approximately 500 were employed outside of the United States. We have approximately 120 non-exempt production employees at PECO who are subject to collective bargaining agreements. We also leverage temporary workers to provide flexibility for our business and manufacturing needs.
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
Inclusion
The Company believes that inclusion is important to attract and retain top talent. Astronics has an Equal Employment Opportunity Policy whereby the Company commits to providing equal employment opportunity and affirmative action plans for all qualified employees and applicants without regard to race, color, sex, sexual orientation, gender identity, religion, national origin, disability, veteran status, age, marital status, pregnancy, genetic information or other legally protected status.
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

Information About Our Executive Officers
The executive officers of the Company, their ages, their positions and offices with the Company as of December 31, 2024, and the date each assumed their office with the Company, are as follows:

Name and Age of Executive Officer	Positions and Offices with Astronics	Year First Elected Officer
Peter J. Gundermann Age 62	President, Chief Executive Officer and Director of Astronics Corporation	2001
David C. Burney Age 62	Former Executive Vice President, Treasurer and Chief Financial Officer of Astronics Corporation	2003
Nancy L. Hedges Age 51	Vice President, Treasurer and Chief Financial Officer of Astronics Corporation	2014
Mark A. Peabody Age 65	President, Aerospace Segment and Executive Vice President of Astronics Corporation	2010
James F. Mulato Age 64	President of Astronics Test Systems, Inc. and Executive Vice President of Astronics Corporation	2019
The principal occupation and employment for Messrs. Gundermann, Burney, Peabody and Mulato for over five years have been with the Company in their respective current roles.
Mr. Burney retired from his position as Executive Vice President, Treasurer and Chief Financial Officer of the Company on January 3, 2025. Effective January 4, 2025 and as previously disclosed by the Company, Nancy L. Hedges, previously the Company’s Controller, became the Company’s Vice President, Treasurer and Chief Financial Officer. Ms. Hedges now serves as the Company’s principal financial officer and continues in her role as the Company’s principal accounting officer.
ITEM 1A.    RISK FACTORS
Our business faces many risks, and you should carefully consider the following risk factors, together with all of the other information included in this report, including the financial statements and related notes contained in Item 8, Financial Statements and Supplementary Data, and discussion in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, when deciding to invest in us. Any of the risks discussed below, or elsewhere in this report or in our other SEC filings, could have a material impact on our business, financial condition or results of operations. Additional risks not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition or results of operations in the future. As a result, the trading price of our common stock could decline, and you could lose all or part of your investment in our common stock.
Market Risks
The loss of Boeing as a major customer or a significant reduction in business with this customer would reduce our sales and earnings. In 2024, 2023, and 2022 we had a concentration of sales to Boeing representing approximately 10.2%, 11.0%, and 11.0% of our sales, respectively. Revenue earned from sales to Boeing may decline or fluctuate significantly in the future. We may not be able to offset any decline in sales from Boeing with sales from new customers or other existing customers. The loss of Boeing as a customer or a significant reduction in business with Boeing would significantly reduce our sales and earnings. Accordingly, a portion of our potential for success will depend on our continued ability to develop and manage our relationship with Boeing.
The markets we serve are cyclical and sensitive to domestic and foreign economic conditions, conflicts and events, which may cause our operating results to fluctuate. The markets we serve are sensitive to fluctuations in general business cycles, global pandemics, domestic and foreign governmental tariffs, trade and monetary policies, national and international conflicts, and economic conditions and events. While both domestic air travel and international air travel utilizing primarily widebody aircraft have recovered from the impact of the COVID-19 pandemic, if a global health crisis similar to the COVID-19 pandemic were to occur in the future, we may find it difficult to access our existing financing or obtain additional financing and/or fund our operations and meet our debt service obligations. Any new pandemic or other future public health crisis could materially adversely affect our business, financial condition and results of operations.
In our Aerospace segment, demand by the general aviation markets for our products is dependent upon several factors, including capital investment, product innovations, economic growth and wealth creation and technology upgrades. In addition, the commercial airline industry is highly cyclical, with significant downturns in the past and sensitivity to such things as fuel price increases, labor disputes, global economic conditions, availability of capital to fund new aircraft purchase and upgrades of existing aircraft and passenger demand. Any change in these factors could result in a further reduction in the amount of discretionary air travel and the ability of airlines to invest in new aircraft or to upgrade existing aircraft. Therefore, our business is directly affected by economic factors outside of our control and other trends that affect our customers in the commercial aerospace industry. These factors could reduce orders for new aircraft and could reduce airline investment in cabin upgrades for which we supply products, thus reducing our sales and profits. A reduction in air travel may also result in our commercial airline customers being unable to pay our invoices on a timely basis or at all.
We are a supplier on various new aircraft programs just entering or expected to begin production in the future. As with any new program, there is risk as to whether the aircraft or program will be successful and accepted by the market. As is customary for our industry, we purchase inventory and invest in specific capital equipment to support our production requirements generally based on delivery schedules provided by our customer. If a program or aircraft is not successful, we may have to write-off all or a part of the inventory, accounts receivable and capital equipment related to the program. A write-off of these assets could result in a significant reduction of earnings and cause covenant violations relating to our debt agreements. This could result in our being unable to borrow additional funds under the ABL Revolving Credit Facility or being obliged to refinance or renegotiate our indebtedness on potentially unfavorable terms for us.
In our Test Systems segment, the market for our products is concentrated with a limited number of significant customers accounting for a substantial portion of the purchases of test equipment. In any one reporting period, a single customer or several customers may contribute to an even larger percentage of our consolidated sales. In addition, our ability to increase sales will depend, in part, on our ability to obtain orders from current or new significant customers. The opportunities to obtain orders from these customers may be limited, which may impair our ability to grow sales. We expect that sales of our Test Systems products will continue to be concentrated with a limited number of significant customers for the foreseeable future. Additionally, demand for some of our test products is dependent upon certain factors, including government funding levels for our products, our ability to compete successfully for those contracts and our ability to develop products to satisfy the demands of our customers. A negative change in any of these factors could materially adversely affect our business, financial condition, results of operations, and cash flows.
Our products are sold in highly competitive markets. Some of our competitors are larger, more diversified corporations and have greater financial, marketing, production and research and development resources than we do. As a result, certain of our competitors may be better able to withstand the effects of periodic economic downturns or other market changing events. Our operations and financial performance will be negatively impacted if our competitors:
•develop products that are superior to our products;
•develop products that are more competitively priced than our products;
•develop methods of more efficiently and effectively providing products and services; or
•adapt more quickly than we do to new technologies, such as generative artificial intelligence (“AI”), or evolving customer requirements.
We believe that the principal points of competition in our markets are product quality, price, design and engineering capabilities, product development, conformity to customer specifications, quality of support after the sale, timeliness of delivery and effectiveness of the distribution organization. Maintaining and improving our competitive position will require continued investment in manufacturing, engineering, quality standards, marketing, customer service and support and our distribution networks. If we do not maintain, or are otherwise unable to maintain, sufficient resources to make these investments, or are not successful in maintaining our competitive position, our business operations and financial performance may be materially adversely affected.
We depend on government contracts and subcontracts with defense prime contractors and subcontractors that may not be fully funded, may be terminated, or may be awarded to our competitors. The failure to be awarded these contracts, the failure to receive funding or the termination of one or more of these contracts could reduce our sales. Sales to the U.S. government and its prime contractors and subcontractors represent a significant portion of our business. The funding of these programs is generally subject to annual congressional appropriations, and presidential and congressional priorities are unpredictable and subject to change. We cannot be certain that current levels of congressional funding for programs involving our products or services will continue and that our business related to these products and services will not decline or increase at currently anticipated levels, or that we will not be subject to delays in the negotiation of contracts or increased costs due to changes in the funding of U.S. government programs or government shutdowns. In addition, government expenditures for defense programs may decline or these defense programs may be terminated. A decline in governmental expenditures, a change in spending priorities, or the U.S. government’s termination of existing contracts may result in a reduction in the volume of government contracts awarded to us. Furthermore, on government contracts for which we are a subcontractor and not the prime contractor, the U.S. government could terminate the prime contract for convenience or otherwise, irrespective of our performance as a subcontractor. Also, sales to the U.S. government and its contractors, as well as foreign military and government customers, either directly or as a subcontractor to other contractors, often use a competitive bidding process and have unique purchasing and delivery requirements, which often makes the timing of sales to these customers unpredictable. We have resources applied to specific government contracts, and if any of those contracts were terminated, we may incur substantial costs redeploying those resources and our business, financial condition, results of operations, and cash flows may be materially adversely affected.
Contracting in the defense industry is subject to significant regulation, including rules related to bidding, billing and accounting kickbacks and false claims, and any non-compliance could subject us to fines and penalties or possible debarment. Like all government contractors, we are subject to risks associated with this contracting. These risks include the potential for substantial civil and criminal fines and penalties. These fines and penalties could be imposed for failing to follow procurement integrity and bidding rules, employing improper billing practices or otherwise failing to follow cost accounting standards, receiving or paying kickbacks or filing false claims. We have been, and expect to continue to be, subjected to audits and investigations by government agencies. The failure to comply with the terms of our government contracts could harm our business reputation, which could materially reduce our sales and earnings. It could also result in our suspension or debarment from future government contracts, which could materially adversely affect our business, financial condition, results of operations, and cash flows.
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
Our new product development efforts may not be successful, which could result in a reduction in our sales and earnings. We may experience difficulties that could delay or prevent the successful development of new products or product enhancements, and new products or product enhancements may not be accepted by our customers. Because it is difficult to predict the amount of time required and the costs involved in achieving certain research, development, and engineering objectives, the development expenses we incur may exceed our cost estimates and estimated product development schedules may be extended. Furthermore, any new products we develop may not generate sales sufficient to offset our costs. If any of these events occur, our sales and profits could be materially adversely affected.
We may incur losses and liabilities as a result of our acquisition strategy. Part of our business strategy involves developing technologies and capabilities through acquisitions. Growth by acquisition involves risks that could materially adversely affect our business, financial condition and results of operations, including:
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
In addition, any acquisition, once successfully integrated, could negatively impact our financial performance if it does not perform as planned, does not increase earnings, or does not prove otherwise to be beneficial to us. We cannot provide any assurances that we will be able to complete any acquisitions and then successfully integrate the business and operations of those acquisitions without encountering the risks described above. If we are not able to efficiently integrate an acquisition’s business and operations into our organization in a timely and efficient manner, or at all, the anticipated benefits of the acquisition may not be realized, or it may take longer to realize these benefits than we currently expect, either of which could materially adversely affect our business, financial condition and results of operations.

Operational Risks
Our business and operations could be adversely impacted in the event of a failure of our information technology infrastructure or adversely impacted by a successful cyber-attack. We are dependent on various information technologies throughout our Company to administer, store and support multiple business activities. We routinely experience various cybersecurity threats, threats to our information technology infrastructure, unauthorized attempts to gain access to our sensitive information, and denial-of-service attacks, and our customers, suppliers and subcontractors face similar cybersecurity threats. We conduct regular periodic training of our employees as to the protection of sensitive information, which includes security awareness training intended to prevent the success of “phishing” attacks.
The threats we face vary from attacks common to most industries, such as ransomware attacks to disable critical infrastructure and extort companies for ransom payments, to more advanced and persistent, highly organized adversaries, including nation states, which target us and other defense contractors because we protect sensitive information. If we are unable to protect sensitive information, our customers or governmental authorities could question the adequacy of our threat mitigation and detection processes and procedures, and depending on the severity of the incident, our customers’ data, our employees’ data, our intellectual property, and other third-party data (such as subcontractors, suppliers and vendors) could be compromised. As a consequence of the persistence, sophistication and volume of these bad actors, we may not be successful in defending against all such attacks. Due to the evolving nature of these security threats, the impact of any future cybersecurity incident cannot be predicted with reasonable certainty.
Although we work cooperatively with our customers, suppliers, and subcontractors to seek to minimize the impact of cybersecurity threats, other security threats or business disruptions, we must rely on the safeguards put in place by these entities, which may affect the security of our information. These entities have varying levels of cybersecurity expertise and safeguards and their relationships with U.S. government contractors, such as Astronics, may increase the likelihood that they are targeted by the same cybersecurity threats we face. Furthermore, our customers, suppliers and subcontractors may incorporate AI tools without disclosing this use to us, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or their ability to maintain an adequate level of service and experience. If we or our customers, suppliers or subcontractors experience an actual or perceived breach or privacy or security incident because of the use of AI, we may lose valuable confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed.
If we experience a data security breach from an external source or from an insider threat, we may have a loss in sales or increased costs arising from the restoration or implementation of additional security measures, either of which could adversely affect our business and financial results. Other potential costs could include damage to our reputation, loss of brand value, incident response costs, decrease in the price of our common stock, regulatory inquiries, litigation and management distraction from operating our business. A security breach that involves classified information could subject us to civil or criminal penalties, loss of a government contract, loss of access to classified information, or debarment as a government contractor. Similarly, a breach that involves loss of customer-provided data could subject us to loss of a customer, loss of a contract, litigation costs and legal damages and reputational harm. One or more of these results could materially adversely affect our business, financial condition and results of operations.
Our inability to adequately enforce and protect our intellectual property or defend against assertions of infringement could prevent or restrict our ability to compete. We rely on patents, trademarks and proprietary knowledge and technology, both internally developed and acquired, in order to maintain a competitive advantage. Our inability to defend against the unauthorized use of these intellectual property rights and assets could have an adverse effect on our results of operations and financial condition. We cannot assure you that our means of protecting our intellectual property rights in the United States or abroad will be adequate, or that others will not develop technologies similar or superior to our technology or design around our proprietary rights. Litigation may be necessary to protect our intellectual property rights or defend against claims of infringement. This litigation could result in significant costs and divert our management’s focus away from our core business operations. Refer to the risk factor below under the heading “Currently, our subsidiary, Astronics Advanced Electronic Systems Corp., is a defendant in actions filed in various jurisdictions by Lufthansa Technik AG relating to an allegation of patent infringement and based on rulings to date, we have concluded that losses related to these proceedings are probable” and Note 19, Legal Proceedings, to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this report for further discussion.

If critical components or raw materials used to manufacture our products or used in our development programs become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products and in completing our development programs, which has damaged, and could continue to damage, our business, results of operations and financial condition. Due to increased demand across a range of industries, the global supply chain for certain critical components and raw materials used in the manufacture of our products and used in our development programs has in the past experienced, and may in future periods experience, significant strain. A constrained supply environment has in the past adversely affected, and could in the future adversely affect, availability, lead times and the cost of components, and could impact our ability to timely complete development programs, respond to accelerated or quick-turn delivery requests from customers, or meet customer demand and product delivery dates for our end customers in situations where we cannot timely secure adequate supply of these components. Moreover, if any of our suppliers become financially unstable, or otherwise unable or unwilling to provide us with raw materials or components, then we may have to find new suppliers. It may take several months to locate alternative suppliers, if required, or to redesign our products to accommodate components from different suppliers. We may experience significant delays in manufacturing and shipping our products to customers and incur additional development, manufacturing and other costs to establish alternative sources of supply if we lose any of these sources or are required to redesign our products. We cannot predict if we will be able to obtain replacement components within the time frames that we require at an acceptable cost, if at all.
In an effort to mitigate these risks, in some cases, we have incurred higher costs to secure available inventory or have extended or placed non-cancellable purchase commitments with suppliers, which introduces inventory risk if our forecasts and assumptions prove inaccurate. While we may attempt to recover the increased costs through price increases to our customers, we may be unable to mitigate the effect on our results of operations. We have also multi-sourced and pre-ordered components and raw materials inventory in some cases in an effort to reduce the impact of the adverse supply chain conditions we have experienced or may experience in the future. Limits on manufacturing availability or capacity or delays in production or delivery of components or raw materials could delay or inhibit our ability to obtain supply of components and produce finished goods. Supply chain constraints and their related challenges could result in shortages, increased material costs or use of cash, engineering design changes, and delays in new product introductions, each of which could materially adversely affect our growth, gross margin and financial results. These types of negative financial impacts on our business may become more acute if supply chain pressures increase.
Our financial results could continue to be adversely impacted by the escalation of labor and benefit costs. Consistent with the experience of other employers, our labor, medical and workers’ compensation costs have increased substantially in recent years and are expected to continue to rise. If this trend continues, the cost of labor and to provide healthcare and other benefits to our employees could continue to increase, which could materially adversely affect our future profitability. Competition for employees has escalated in the labor market which has increased costs associated with attracting and retaining skilled employees. We cannot be certain that we will be able to maintain an adequately skilled labor force necessary to operate efficiently or that our labor costs will not increase as a result of a shortage in the availability of skilled employees. Any significant increases in the costs attributable to our self-insured health and workers’ compensation plans could adversely impact our business, results of operations, financial condition and cash flows.
Price inflation for labor and materials, further exacerbated by the Russian invasion of Ukraine or the Israel-Hamas war, could adversely affect our business, results of operations and financial condition. We have experienced considerable price inflation in our costs for labor and materials in recent years, which has materially adversely affected our business, results of operations and financial condition. We may not be able to pass through to our customers inflationary cost increases under our existing fixed-price contracts. Our ability to raise prices to reflect increased costs may be limited by competitive conditions in the market for our products and services. Russia’s invasion of Ukraine and the Israel-Hamas war, and prolonged conflict in either such situation, may continue to result in increased inflation, escalating energy and commodity prices and increasing costs of materials. We continue to work to mitigate such pressures on our business operations as they develop. To the extent the war in Ukraine or the Israel-Hamas war adversely affects our business as discussed above, it may also have the effect of heightening many of the other risks described herein, such as those relating to cybersecurity, supply chain, volatility in prices and market conditions, any of which could negatively affect our business and financial condition.
If our subcontractors fail to perform their contractual obligations, our prime contract performance and our ability to obtain future business could be materially adversely affected. Many of our contracts involve subcontracts with other companies upon whom we rely to perform a portion of the services we must provide to our customers. There is a risk that we may have disputes with our subcontractors, including disputes regarding the quality and timeliness of work performed by the subcontractor or customer concerns about the subcontractor. Failure by our subcontractors to satisfactorily provide, on a timely basis, the agreed-upon supplies or perform the agreed-upon services may materially adversely affect our ability to perform our obligations to our customer and could result in the assessment of late delivery penalties. Subcontractor performance deficiencies could result in a customer terminating our contract for cause or could otherwise result in our default under the applicable contract. A termination for cause or other default could expose us to liability, damage our reputation and substantially impair our ability to compete for future contracts and orders.
Some of our contracts contain late delivery penalties. Our failure to deliver our products in a timely manner, whether due to supplier and supply chain problems, labor availability, development schedule slides, manufacturing difficulties, similar schedule-related events or otherwise, may trigger late delivery penalties pursuant to certain of our contracts, which could materially adversely affect our business, financial condition and results of operations. While no significant penalties have been incurred to date, the risk factors described herein may cause future deliveries to be delayed and may cause us to incur such significant penalties in the future.
Our results of operations are affected by our fixed-price contracts, which could subject us to losses in the event that we have cost overruns. For the year ended December 31, 2024, fixed-price contracts represented almost all of the Company’s sales. On fixed-price contracts, we agree to perform the scope of work specified in the contract for a predetermined price. Depending on the fixed price negotiated, these contracts may provide us with an opportunity to achieve higher profits based on the relationship between our costs and the contract’s fixed price. However, we bear the risk that increased or unexpected costs, such as contractual delays, failure of subcontractor performance, litigation with contract counterparties, inaccurate cost estimates or otherwise, may reduce our profit or cause us to incur a loss on the contract, which could reduce our net earnings. Because our ability to terminate contracts is generally limited, we may not be able to terminate our performance requirements under these contracts at all or without substantial liability and, therefore, in the event we are sustaining reduced profits or losses, we could continue to sustain these reduced profits or losses for the duration of the contract term. Our failure to anticipate technical problems, estimate delivery reductions, estimate costs accurately or control costs during performance of a fixed-price contract may reduce our profitability or cause significant losses on programs.
The failure of our products may damage our reputation, necessitate a product recall or result in claims against us that exceed our insurance coverage, thereby requiring us to pay significant damages. Defects in the design and manufacture of our products may necessitate a product recall. We include complex system design and components in our products that could contain errors or defects, particularly when we incorporate new technology into our products. If any of our products are defective, we could be required to redesign or recall those products or pay substantial damages or warranty claims. Such an event could result in significant expenses, disrupt sales and affect our reputation and that of our products. We are also exposed to product liability claims. We carry aircraft and non-aircraft product liability insurance consistent with the commercial standards in our industry. However, this insurance coverage may not be sufficient to fully cover the payment of any potential claim. Additionally, should insurance market conditions change, aircraft and non-aircraft product liability insurance coverage may not be available in the future at a cost acceptable to us. A product recall or a product liability claim not covered by insurance could materially adversely affect our business, liquidity, financial condition and results of operations.
Our operations depend on our manufacturing facilities, which are subject to physical and other risks that could disrupt production. Our manufacturing facilities or our customers’ facilities could be damaged or disrupted by a natural disaster, war, or terrorist activity. We maintain property damage and business interruption insurance consistent with the commercial standards in our industry or for our customers and suppliers, however, a pandemic or other major catastrophe, such as an earthquake, hurricane, fire, flood, tornado or other natural disaster at any of our sites, or political instability resulting from war, insurrections, terrorist activities, foreign civil unrest or other unforeseen circumstances in any of the areas where we conduct operations could result in a prolonged interruption of our business. Any disruption resulting from these events could cause significant delays in shipments of products and the loss of sales and customers, and we may not have insurance to adequately compensate us for any of these events. For leased facilities, timely renewal of leases and risk mitigation from the sale of our leased facilities is required to avoid any business interruption.
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

The construction of aircraft is heavily regulated, and failure to comply with applicable laws could reduce our sales or require us to incur additional costs to achieve compliance, and we may incur significant expenses to comply with new or more stringent governmental regulation. The aerospace industry is highly regulated in the United States by the FAA and in other countries by similar agencies. We must be certified by the FAA and, in some cases, by individual OEMs in order to engineer and service parts, components and aerostructures used in specific aircraft models. If any of our material authorizations or approvals were revoked or suspended, our operations would be adversely affected. New or more stringent governmental regulations may be adopted, or industry oversight heightened in the future, and we may incur significant expenses to comply with any new regulations or any heightened industry oversight. In addition, in January 2024, the FAA ordered the temporary grounding of Boeing 737-9 MAX aircraft as a result of an incident where a Boeing 737-9 MAX lost a “door plug.” This incident and the subsequent investigation, and the potential for more issues to be identified during further investigations, could result in a suspension or reduction of manufacturing of 737 MAX aircraft by Boeing. Air travelers may also respond negatively to the 737 MAX aircraft due to perceived safety concerns, which could negatively impact Boeing. Boeing is a major customer of ours and any financial or customer losses it suffers may result in a negative impact on our business, financial condition and results of operations.
In addition, recent U.S. government administrations have relied on executive orders in lieu of federal legislation to implement regulatory policy and objectives, and the U.S. Supreme Court has recently issued decisions that have added uncertainty to the federal regulatory apparatus. Each of these developments could exacerbate regulatory unpredictability. We may be unable to anticipate changes in regulatory regimes of the U.S. federal government administration and, therefore, be unable to make timely operational or other changes, assuming we are in a position to effectively respond to any such change, which may not be the case, or to ensure compliance with federal regulations or executive orders. Executive orders or regulatory priorities issued or rescinded by the U.S. federal government administration may require us to make additional capital expenditures or incur additional costs, or cause a delay or the abandonment of projects or awarded contracts, which could materially adversely affect our business, results of operations and financial condition In addition, increased regulatory uncertainty following the forementioned U.S. Supreme Court decisions could result in delays and other impediments to the federal agency rulemaking process, which could materially adversely affect our business, results of operations and financial condition
Financial Risks
We have incurred losses in prior fiscal years and our future profitability is not certain. For the years ended December 31, 2024, 2023 and 2022, we incurred a net loss of $16.2 million, $26.4 million and $35.7 million, respectively. Our operating results for future periods are subject to numerous uncertainties and we cannot be certain that we will be profitable or that we will not experience substantial net losses in the future. If we are not able to increase revenue or reduce our costs, we may not be able to achieve profitability in future periods and our business, financial condition, results of operations and cash flows may be materially adversely affected.
Our ABL Revolving Credit Facility contains financial and restrictive covenants that we may be unable to satisfy, and that, if not satisfied, could result in the acceleration of any outstanding indebtedness thereunder and limit our ability to borrow additional funds. In addition, the terms of our ABL Revolving Credit Facility contains covenants that restrict our current and future operations, particularly our ability to take certain actions. Our ABL Revolving Credit Facility subjects us to various financial and other affirmative and negative covenants with which we must comply on an ongoing or periodic basis. These include financial covenants pertaining to minimum excess availability and minimum fixed charge coverage ratio requirements. An unexpected decline in our revenues or operating income, including occurring as a result of events beyond our control, could cause us to violate our financial covenants. A covenant violation could result in a default under the ABL Revolving Credit Facility. If any such default occurs, the lenders may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. Further, as the amount available to us under our ABL Revolving Credit Facility is subject to borrowing base calculations determined by the value of accounts receivable, inventory, real estate and machinery and equipment, an unexpected decline in the value of these assets would require a mandatory prepayment. If any of these events were to occur, we may not be able to pay our debts and other monetary obligations as they come due, and our ability to continue to operate as a going concern could be impaired, which could in turn cause a significant decline in our common stock price and could result in a significant loss of value for our shareholders. Furthermore, the lenders also have the right in these circumstances to terminate any commitments they have to provide further borrowings, which could leave us without access to sufficient liquidity to operate our business. In addition, following an event of default, the lenders under the ABL Revolving Credit Facility will have the right to proceed against the collateral granted to them to secure the debt, which includes our available accounts receivable, inventory, machinery and equipment, real estate and intellectual property. If the debt under the ABL Revolving Credit Facility were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full our debt.
Additionally, our ABL Revolving Credit Facility contains a number of restrictive covenants that impose significant operating and financial restrictions on the Company and our subsidiaries and may limit our ability to engage in acts that we believe to be in our long-term best interests. The ABL Revolving Credit Facility include covenants restricting, among other things, the ability of the Company and our subsidiaries to:
•incur additional indebtedness;
•pay dividends on or repurchase our capital stock;
•make certain acquisitions or investments;
•sell assets; and
•engage in certain business activities.
Our inability to raise funds necessary to repurchase, or settle conversions of, our Convertible Notes upon a fundamental change as described in the indenture governing the Convertible Notes, may lead to defaults under such indenture and under agreements governing our existing or future indebtedness. On December 3, 2024, we issued an aggregate principal amount of $165 million 5.500% Convertible Notes due March 15, 2030, unless earlier converted, redeemed or repurchased. The interest rate is fixed at 5.500% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2025.
If a fundamental change (as defined in the indenture governing the Convertible Notes) occurs, then, subject to limited exceptions, holders of our Convertible Notes may require the Company to repurchase all or any their Convertible Notes for cash. If we repurchase the Convertible Notes for cash or settle such Convertible Notes by cash or by a combination of cash and shares of our common stock in the event a holder of our Convertible Notes elects to convert their Convertible Notes following a fundamental change, we will be required to make cash payments with respect to the Convertible Notes being converted or repurchased.
However, we may not have enough available cash or be able to obtain financing at the time we are required to make purchases of the Convertible Notes being surrendered or converted. In addition, our ability to repurchase the Convertible Notes or to pay cash upon conversion of Convertible Notes is limited by the ABL Revolving Credit Facility and may also be limited by law, by regulatory authority or by agreements that will govern our future indebtedness. Our failure to repurchase Convertible Notes at a time when the repurchase is required by the indenture governing the Convertible Notes or to pay cash payable on future conversions of the Convertible Notes as required by such indenture would constitute a default under such indenture. A default under the indenture governing the Convertible Notes or the fundamental change itself could also lead to a default under the ABL Revolving Credit Facility.
The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results. Under certain circumstances, holders of our Convertible Notes will be entitled to convert such Convertible Notes at any time during specified periods at their option. If one or more holders of our Convertible Notes elect to convert their Convertible Notes, we may initially elect to satisfy our conversion obligations by combination settlement. In addition, in the future, we may elect to settle all of our conversion obligations through the payment of cash, which could materially adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current liability, rather than a long-term liability, which could result in a material reduction of our net working capital.
Conversion of the Convertible Notes will dilute the ownership interest of existing shareholders or may otherwise depress the price of our common stock. The conversion of some or all of the Convertible Notes will dilute the ownership interests of existing shareholders to the extent we deliver shares of our common stock upon conversion of any of the Convertible Notes. The Convertible Notes may from time to time in the future be convertible at the option of their holders prior to their scheduled terms under certain circumstances. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions or anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.
The amount of debt we have outstanding, as well as any debt we may incur in the future, could have an adverse effect on our operational and financial flexibility. As of December 31, 2024, we had approximately $175.0 million of debt outstanding. Changes to our level of debt subsequent to December 31, 2024, could have significant consequences to our business, including the following:
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
Subject to the limits contained in our ABL Revolving Credit Facility, we may incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks described above related to our debt could intensify.
A write-off of all or part of our goodwill or other intangible assets could adversely affect our operating results and net worth. As of December 31, 2024, goodwill and net intangible assets were approximately 8.9% and 8.1% of our total assets, respectively. We had no goodwill impairment charges during 2024, 2023 or 2022. Our goodwill and other intangible assets may increase in the future since our strategy includes growing through acquisitions. We may have to write-off all or part of our goodwill or purchased intangible assets if their value becomes impaired. Although such a write-off may not result in an outlay of cash and is not included in the financial covenant calculation, it could reduce our earnings and net worth significantly.
Our future operating results could be impacted by estimates used to calculate impairment losses on goodwill and long-lived assets. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make significant and subjective estimates and assumptions that may affect the reported amounts of tangible and intangible long-lived assets, including goodwill, in the Consolidated Financial Statements. These estimates are integral in the determination of whether a potential non-cash impairment loss exists as well as the calculation of that loss. Actual future results could differ materially from those estimates. We had no such asset impairment charges in 2024, 2023 or 2022.
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
Changes in tax laws and regulations or exposure to additional tax liabilities could adversely affect our financial results. Changes in U.S. (federal or state) or foreign tax laws and regulations, or their interpretation and application, including those with retroactive effect, could result in increases in our tax expense and affect profitability and cash flows. For example, beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years for tax purposes. The most significant impact of this provision is to the cash tax liability for 2024 and 2023 (as the liability for 2022 is partially offset by certain tax credits and loss carryforwards); the impact will decline annually thereafter over the five-year amortization period to an immaterial amount in year six. Furthermore, compliance with the tax regimes we are subject to is difficult and expensive. If we fail to adhere, or are alleged to have failed to adhere, to any applicable federal, state, or foreign laws or regulations, or if such laws or regulations negatively affect sales of our products, our business, financial condition and results of operations may be materially adversely affected. In addition, our future results could be materially adversely affected by changes in applicable federal, state, and foreign laws and regulations, or the interpretation or enforcement thereof (including tax-rate changes, new tax laws such as the proposed 15% global minimum tax under the Organisation for Economic Co-operation and Development Pillar Two, Global Anti-Base Erosion Rules, or revised tax law interpretations).
We are subject to financing and interest rate exposure risks that could adversely affect our business, liquidity and operating results. Changes in the availability, terms and cost of capital, and increases in interest rates could cause our cost of doing business to increase and place us at a competitive disadvantage. At December 31, 2024, the $10.0 million outstanding on our ABL Revolving Credit Facility is subject to variable interest rates.

Legal and Compliance Risks
We currently are involved in, and may become involved in the future in, legal proceedings that, if adversely adjudicated or settled, could materially and adversely impact our financial condition. As an aerospace company, we may become a party to litigation, including, among others, matters alleging product liability, warranty claims, intellectual property infringement, breach of commercial or government contract or other legal actions. In general, litigation claims can be expensive and time consuming to bring or defend against and could result in settlements or damages that could materially adversely affect our results of operations and financial condition. For example, in some instances, litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products infringe upon their intellectual property rights. Any litigation or claims brought by or against us, whether with or without merit, could result in substantial costs to us and divert the attention of our management, which could materially harm our business and results of operations. In addition, any intellectual property litigation or claims against us could result in the loss or compromise of our intellectual property and proprietary rights, subject us to significant liabilities, require us to seek licenses on unfavorable terms, expose us to injunctive relief, prevent us from manufacturing or selling certain products or require us to redesign certain products, any of which could materially adversely affect our results of operations and financial condition.
Currently, our subsidiary, Astronics Advanced Electronic Systems Corp., is a defendant in actions filed in various jurisdictions by Lufthansa Technik AG relating to an allegation of patent infringement and based on rulings to date, we have concluded that losses related to these proceedings are probable and the amounts of such losses could be substantial. Lufthansa Technik AG (“Lufthansa”) filed actions against us in Germany, the UK and France. In both Germany and the UK, the Company has been found to infringe the patents of Lufthansa and will be subject to monetary damages and estimates of which have been accrued as liabilities in our financial statements. However, the actual amount of damages that may be addressed in the future could be substantially higher than the amounts that have been accrued as liabilities in our financial statements. In February 2025, a judgment quantified the amount payable in aggregate in respect of the profits derived from infringing Lufthansa’s UK patent by the defendants as $11.9 million. Any additional amounts required to be paid by the Company related to certain other factors peripheral to the damages award, including reimbursement of legal fees related to the damages proceedings, will be determined at follow-up hearings expected to occur in the first half of 2025. An appeal, if any, would likely be heard in early 2026.
Refer to Note 19, Legal Proceedings, of our Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this report for discussion on this and other legal proceedings.
Our operations in foreign countries expose us to political and currency risks and adverse changes in local legal and regulatory environments. In 2024, approximately 10% of our sales were made by our subsidiaries in foreign countries, predominately in our subsidiaries in France and Canada. Net assets held by our foreign subsidiaries total $41.3 million as of December 31, 2024. Approximately 25% of our consolidated sales in 2024 were made to customers outside of the United States. Our financial results may be adversely affected by fluctuations in foreign currencies and by the translation of the financial statements of our foreign subsidiaries from local currencies into U.S. dollars. We expect international operations and export sales to continue to contribute to our earnings for the foreseeable future. Both the sales from international operations and export sales are subject in varying degrees to risks inherent in doing business outside of the U.S. Such risks include the possibility of unfavorable circumstances arising from host country laws or regulations, changes in tariff and trade barriers and import or export licensing requirements, and political or economic reprioritization, insurrection, civil disturbance or war.
Government regulations could limit our ability to sell our products outside the U.S. and could otherwise adversely affect our business. Certain of our sales are subject to compliance with U.S. export regulations. Our failure to comply with the regulatory limitations, licensing requirements, registration standards or other requirements under applicable U.S. export regulations would hinder our ability to generate sales of our products outside the U.S. Compliance with these export regulations may also subject us to additional fees and operating costs. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position. In order to sell our products in European Union countries, we must satisfy certain technical requirements. If we are unable to comply with those requirements with respect to a significant quantity of our products, our sales in Europe could be restricted. Doing business internationally also subjects us to numerous U.S. and foreign laws and regulations, including regulations relating to import-export control, technology transfer restrictions, foreign corrupt practices and anti-boycott provisions. Our failure, or failure by an authorized agent or representative that is attributable to us, to comply with these laws and regulations could result in administrative, civil or criminal liabilities and could, in the extreme case, result in monetary penalties, suspension or debarment from government contracts or suspension of our export privileges, which could materially adversely affect our business, financial condition and results of operations.
Trade policies, treaties, and tariffs could materially adversely affect our business. Our business is dependent on the availability of raw materials and components for our products, particularly electrical components common in the semiconductor industry. There is continued uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, and taxes. Changes in U.S. administrative policy could lead to changes in existing trade agreements, greater restrictions on free trade generally, and significant increases in tariffs on goods imported into the United States, particularly tariffs on products manufactured in Canada, China and Mexico, among other possible changes. For example, in February 2025, the new U.S. presidential administration announced tariffs on imports from Canada, Mexico and China, and then subsequently paused the tariffs on Canada and Mexico. It is uncertain whether the tariffs on Canada and Mexico will be reinstated. These developments, or the perception that any of them could occur, could materially adversely affect global economic conditions and the stability of global financial markets, and could significantly reduce global trade and, in particular, trade between the impacted nations and the United States.
This uncertainty includes: (i) the possibility of altering the existing tariffs or penalties on products manufactured outside the United States, including the U.S. government’s 25% tariff on a range of products from China; (ii) the effects stemming from the removal of such previously imposed tariffs; (iii) subsequent tariffs imposed by the United States on any other countries; and (iv) potential tariffs imposed by trading partners on U.S. exports. The institution of trade tariffs on items imported by us from other countries could increase our costs, which could have a negative impact on our business.
We cannot predict whether, and to what extent, there may be changes to international trade agreements or whether quotas, duties, tariffs, exchange controls or other restrictions on our products will be changed or imposed. In addition, an open conflict or war across any region could affect our ability to obtain raw materials. For example, the current military conflict between Russia and Ukraine, and related sanctions, export controls or other actions that may be initiated by nations, including the United States, the European Union or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.) or potential sanctions or relevant export controls related to China or Taiwan could adversely affect our business and/or our supply chain or our business partners or customers in other countries beyond Russia and Ukraine. Although we currently maintain alternative sources for raw materials, if we are unable to source our products from the countries where we wish to purchase them, either because of the occurrence or threat of wars or other conflicts, regulatory changes or for any other reason, or if the cost of doing so increases, it could materially adversely affect our business, financial condition and results of operations. Disruptions in the supply of raw materials and components could temporarily impair our ability to manufacture our products for our customers or require us to pay higher prices to obtain these raw materials or components from other sources, which could materially adversely affect our business and our results of operations.
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
We are subject to extensive regulation and audit by the Defense Contract Audit Agency. The accuracy and appropriateness of certain costs and expenses used to substantiate our direct and indirect costs for the U.S. Government contracts are subject to extensive regulation and audit by the Defense Contract Audit Agency, an arm of the U.S. Department of Defense (“USDOD”). Such audits and reviews could result in adjustments to our contract costs and profitability. However, we cannot ensure the outcome of any future audits and adjustments may be required to reduce net sales or profits upon completion and final negotiation of audits. If any audit or review were to uncover inaccurate costs or improper activities, we could be subject to penalties and sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from conducting future business with the U.S. Government. Any such outcome could materially adversely affect our financial results.
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
General Risks
Our future success depends to a significant degree upon the continued contributions of our management team and technical personnel. Our ability to hire new talent, develop existing talent and to retain our management team and other key personnel is critical to our success. The loss of members of our management team could materially adversely affect our business. In addition, competition for qualified technical personnel in our industry is intense, and we believe that our future growth and success will depend on our ability to attract, train and retain such qualified personnel. If we are unable to retain our management team, maintain and develop our key personnel and attract new qualified employees, the execution of our business strategy may be hindered and our growth limited.
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
Our stock price is volatile. For the year ended December 31, 2024, our stock price ranged from a low of $15.59 to a high of $23.39. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:
•our ability to comply with the financial and other affirmative and negative covenants included in our ABL Revolving Credit Facility;
•quarterly variations in operating results;
•variances of our quarterly results of operations from securities analyst estimates;
•changes in financial estimates;
•announcements of technological innovations and new products;
•news reports relating to trends in our markets or adverse happenings at our customers; and
•the cancellation of major contracts or programs with our customers;
In addition, the stock market in general, and the market prices for companies in the aerospace and defense industry in particular, have experienced significant price and volume fluctuations that often have been unrelated to the operating performance of the companies affected by these fluctuations. These broad market fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. Global health crises, such as the recent COVID-19 pandemic, with the breadth of its impact worldwide, and particularly on the aerospace industry, could also cause significant volatility in the market price.
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
We continuously strive to surpass industry best practices by implementing risk-based controls aimed at safeguarding both our partners’ and the Company’s information systems. In order to protect both commercial and defense-related businesses and support our production operations, the Company has adopted security principles in accordance with the National Institute of

Standards and Technology Cybersecurity Framework, contractual requirements and other global standards. We conduct annual security assessments, including external and internal penetration tests, social engineering attacks, and vulnerability assessments. These assessments provide critical insights into our security posture and help us identify and seek to address potential weaknesses proactively. We leverage multiple vendors and their diverse perspectives as means to enhance the effectiveness of our security measures. Furthermore, as we implement solutions, we engage with industry-leading partners to receive guidance on best practices for solution use and overall security. This collaboration seeks to align our cybersecurity strategies with the latest industry standards and best practices. We also maintain regular communication with external partners to stay abreast of current cybersecurity trends and emerging threats. This proactive approach enables us to seek to enhance our security posture and adapt our defenses to evolving cyber risks.
The Company’s Director of Information Technology (“IT”), who reports to our CFO, has over 20 years of experience leading cyber security oversight and is responsible for management of cybersecurity risk and the protection and defense of our networks and systems. Our IT security team, led by the Director of IT, consists of professionals with broad cybersecurity experiences, including a number of cybersecurity certifications and degrees. As a result, our IT security teams utilize their understanding of industry best practices and hands-on experience to seek to implement effective cybersecurity solutions. Cybersecurity remains a top priority across the organization, with resources allocated in an efficient manner to seek to mitigate risks and enhance our overall security posture.
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
Our IT security team reviews enterprise risk management-level cybersecurity risks annually. The following key risk elements are evaluated:
•Insiders – Whether intentional or unintentional, individuals within our Company may cause damage to our systems. We have processes in place to seek to mitigate these threats, including through controls over access to our systems and access to network resources.
•External threats – We recognize the risk that hackers, vandals, and saboteurs may seek to gain access to information contained in our systems. We employ multi-layered defense and monitoring to seek to mitigate the risk associated with these threats. The Company also conducts regular periodic training of its employees as to the protection of sensitive information which includes security awareness training intended to prevent the success of “phishing” attacks.
•Third-party risks – We also consider and evaluate cybersecurity risks associated with use of third-party service providers. User access to third-party systems is reviewed annually, and we obtain and review a System and Organization Controls (“SOC”) 1 or SOC 2 report from key third-party service providers.
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

ITEM 2.    PROPERTIES
On December 31, 2024, we own or lease 1,079,000 square feet of space, distributed by segment as follows:

	Owned	Leased	Total
Aerospace	625,000	326,000	951,000
Test Systems	—	128,000	128,000
Total Square Feet	625,000	454,000	1,079,000
We have principal operations in the U.S., Canada and France, as well as engineering offices in Ukraine and India.
Upon the expiration of our current leases, we believe that we will be able to either secure renewal terms or enter into leases for or purchases of alternative locations at market terms. We believe that our properties have been adequately maintained and are generally in good condition.
ITEM 3.    LEGAL PROCEEDINGS
Currently, we are involved in legal proceedings relating to allegations of patent infringement and, based on rulings to date, we have concluded that losses related to certain of these proceedings are probable. For a discussion of contingencies related to legal proceedings, see Note 19, Legal Proceedings, to our Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this report.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s Common Stock is traded on the Nasdaq Global Select Market under the symbol “ATRO”. The approximate number of shareholders of record as of February 26, 2025, was 1,901 for Common Stock and 1,810 for Class B Stock.
The Company has not paid any cash dividends in the three-year period ended December 31, 2024. The Company has no plans to pay cash dividends in the future as it plans to retain all cash from operations as a source of capital to service debt and finance working capital and growth in the business.
The following table summarizes our purchases of our common stock for the three months ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Numbers (or approximate Dollar Value) of Shares that may yet be Purchased Under the Program (1)
October 1 - October 26	—	$—	—	$41,483,815
October 27 - November 23	—	$—	—	$41,483,815
November 24 - December 31	—	$—	—	$41,483,815
(1) On September 17, 2019, the Board of Directors authorized an additional share repurchase program. This program authorizes repurchases of up to $50 million of common stock. Cumulative repurchases under this plan were approximately 310,000 shares at a cost of $8.5 million before the 10b5-1 plan associated with the share repurchase program was terminated on February 3, 2020.
The following graph compares the Company’s annual percentage change in cumulative total return on common shares over the past five years with the cumulative total return of companies comprising the S&P 500 Index, the NASDAQ US Small Cap Aerospace and Defense TR Index and the NASDAQ Composite Index. We have elected to remove the NASDAQ Composite Index, beginning with our next Annual Report on Form 10-K, and replace the NASDAQ Composite Index with the NASDAQ US Small Cap Aerospace and Defense TR Index as we believe it is more representative of companies with market capitalization comparable to Astronics. All four indices are presented for this year of transition. This presentation assumes that $100 was invested in shares of the relevant issuers on December 31, 2019, and that dividends received were immediately invested in additional shares. The graph plots the value of the initial $100 investment at one-year intervals for the fiscal years shown.

		2019	2020	2021	2022	2023	2024
Astronics Corp.	Return %	—	(52.67)	(9.30)	(14.18)	69.10	(8.39)
	Cumulative $	100.00	47.33	42.93	36.85	62.31	57.08
S&P 500 Index - Total Return	Return %	—	18.40	28.71	(18.11)	26.29	25.02
	Cumulative $	100.00	118.40	152.39	124.79	157.59	197.02
NASDAQ Composite - Total Return	Return %	—	44.92	22.18	(32.54)	44.64	29.57
	Cumulative $	100.00	144.92	177.06	119.45	172.77	223.87
NASDAQ US Small Cap Aerospace and Defense TR Index - Total Return	Return %	—	7.76	(7.24)	(7.27)	32.41	47.69
	Cumulative $	100.00	107.76	99.95	92.68	122.72	181.25
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
We have two reportable segments, Aerospace and Test Systems. Our Aerospace segment has principal operating facilities in the United States, Canada and France and an engineering office in Ukraine. Our Test Systems segment has principal operating facilities in the United States and an engineering office in India.
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
The main challenges that we continue to face include varying levels of supply chain pressures, material availability and cost increases (including tariffs), labor availability and cost, and improving shareholder value through increasing profitability. Increasing profitability is dependent on many things, primarily sales growth, both acquired and organic, and the Company’s ability to pass cost increases along to customers and control operating expenses, and to identify means of creating improved productivity. Sales are driven by increased build rates for existing aircraft, market acceptance and economic success of new aircraft and our products, continued government funding of defense programs, the Company’s ability to obtain production contracts for parts we currently supply or have been selected to design and develop for new aircraft platforms and continually identifying and winning new business for our Test Systems segment.
Reduced aircraft build rates driven by regulatory actions impacting OEM production, a weak economy, aircraft groundings, tight credit markets, reduced air passenger travel, and an increasing supply of used aircraft on the market would likely result in reduced demand for our products, which will result in lower profits. Reduction of defense spending may result in fewer opportunities for us to compete, which could result in lower profits in the future. Many of our newer development programs are based on new and unproven technology and at the same time we are challenged to develop the technology on a schedule that is consistent with specific programs. Delays in delivery schedules and incremental costs resulting from supply chain, tariff and labor rate pressures have in the past resulted, and could in the future also result in, lower profits. We will continue to address these challenges by working to improve operating efficiencies and focusing on executing on the growth opportunities currently in front of us.
Our ABL Revolving Credit Facility subjects us to various financial and other affirmative and negative covenants with which we must comply on an ongoing or periodic basis. These include financial covenants pertaining to minimum excess availability requirements and minimum fixed charge coverage ratio requirements. An unexpected decline in our revenues or operating income, including occurring as a result of events beyond our control, could cause us to violate our financial covenants. While the Company expects to remain in compliance with the required financial covenants for the duration of the agreements, any unexpected negative impacts to our business, including as a result of declines in aircraft production rates from expectations or production delays resulting from regulatory actions or labor strikes affecting OEMs, additional supply chain pressures, the timing of customer orders, and our ability to meet customer delivery schedules, or labor availability and cost pressures, could result in lower revenues and reduced financial profits, and, as a result thereof, our inability to satisfy the financial covenants in our ABL Revolving Credit Facility.
Challenges affecting the commercial aviation industry or key participants can adversely impact the demand for our products and services, the timing of orders, deliveries and related payments and other factors. We are monitoring the production and other challenges at The Boeing Company, including the recently resolved strike, and we continue to align with them on production expectations.
See Item 1A, Risk Factors, of this report for an additional discussion of risks associated with our potential inability to satisfy the financial and restrictive covenants set forth in the ABL Revolving Credit Facility.
In September 2021, the Company was awarded a grant of up to $14.7 million from the U.S. Department of Transportation (“USDOT”) under the Aviation Manufacturing Jobs Protection Program (“AMJP”). The Company received $7.3 million under the grant in 2022. The grant benefit was recognized ratably over the six-month performance period as a reduction to Cost of Products Sold in proportion to the compensation expense that the award was intended to defray. During the year ended December 31, 2022, the Company recognized $6.0 million of the award.
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
In October 2024, a customer reported within the Aerospace segment declared bankruptcy. As a result, the Company recorded a full reserve of $1.0 million for outstanding receivables, a reserve of $1.7 million for inventory and $0.6 million for impairment of fixed assets. In November 2023, a non-core contract manufacturing customer reported within the Aerospace segment filed for bankruptcy under Chapter 11. As a result, the Company recorded a full reserve of $7.5 million for outstanding accounts receivable and a reserve of $3.6 million for inventory. The associated assets existed prior to 2023.
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
MARKETS
Commercial Transport Market
The commercial transport market is our largest end market with sales driven by new aircraft production and aftermarket airline retrofit programs. In the commercial transport market, while many of our key long-term fundamentals remain intact, we continue to see residual, though improving, near-term market pressure due to effects of certain supply chain challenges. We have experienced improvement throughout 2024 driven by improved activity with our airline customers, though production was negatively affected by the quality control issues and labor workforce stoppage on the 737 MAX. Aircraft build rates are expected to continue to improve during 2025 and 2026 from current levels as production of both the 737 MAX and A-320 are expected to increase, and the aftermarket is expected to strengthen over the course of the year as aircraft utilization and load factors increase. International travel utilizing primarily widebody aircraft is close to pre-pandemic levels and we believe widebody aircraft production rates will continue to directionally match air traffic volumes.
Sales to the commercial transport market include sales of lighting and safety systems, electrical power and seat motion systems, aircraft structures, avionics products and systems certification. Sales to this market totaled approximately $524.6 million or 65.9% of our consolidated sales in 2024.
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
Military Aerospace Market
Sales to the military aerospace market include sales of lighting and safety products, avionics products, electrical power products and structures products. Sales to this market totaled approximately 11.1% of our consolidated sales and amounted to $88.0 million in 2024.
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
General Aviation Market
Sales to the general aviation market consist mostly of line-fit products driven by aircraft build rates although there are some aftermarket sales as well. Sales to the general aviation market include sales of lighting and safety products, avionics products, and electrical power and seat motion products. Sales to this market totaled approximately 9.3% of our consolidated sales in 2024 and amounted to $74.3 million.
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
Test Systems Products
Sales by our Test Systems segment accounted for approximately 11.2% of our consolidated sales in 2024 and amounted to $88.7 million. This segment designs, develops, manufactures and maintains automated test systems that support the aerospace and defense, communications and mass transit industries as well as training and simulation devices for both commercial and military applications. Sales to the aerospace and defense market were $45.4 million in 2024. Sales to the mass transit market were $10.9 million and sales to the radio test market were $32.5 million in 2024.
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
CRITICAL ACCOUNTING ESTIMATES
Our financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles. The preparation of the Company’s financial statements requires management to make estimates, assumptions and judgments that affect the amounts reported. These estimates, assumptions and judgments are affected by management’s application of accounting policies, which are discussed in Note 1, Summary of Significant Accounting Principles and Practices, to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this report. The critical accounting policies have been reviewed with the Audit Committee of our Board of Directors.
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
See Note 2, Revenue, to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this report for a further description of revenue recognition under ASC 606.
Reviews for Impairment of Goodwill
Our goodwill is the result of the excess of purchase price over net assets acquired from acquisitions. We had approximately $58.1 million and $58.2 million of goodwill as of December 31, 2024 and 2023, respectively.
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
The Company’s four reporting units remaining with goodwill as of the first day of our fourth quarter were subject to the annual goodwill impairment test. Based on our quantitative assessments of our reporting units, we concluded that goodwill was not impaired in 2024, 2023 or 2022.
CONSOLIDATED RESULTS OF OPERATIONS AND PERFORMANCE

(In thousands, except percentages and per share data)	2024	2023
RESULTS OF OPERATIONS:
Sales	$795,426	$689,206
Gross Margin	21.2%	17.5%
SG&A Expenses as a Percentage of Sales	17.8%	18.5%
Income (Loss) from Operations	$26,466	$(6,671)
Operating Margin	3.3%	(1.0)%
Net Gain on Sale of Businesses	$—	$3,427
Loss on Extinguishment of Debt	$10,148	$—
Other Expense (Income), Net	$2,187	$(261)
Interest Expense, Net	$21,998	$23,328
Effective Tax Rate	(106.1)%	(0.4)%
Net Loss	$(16,215)	$(26,421)
Net Loss Margin	(2.0)%	(3.8)%
Diluted Loss Per Share	$(0.46)	$(0.80)
Weighted Average Shares Outstanding – Diluted	35,037	33,104
A discussion by segment can be found at “Segment Results of Operations” in this MD&A.
CONSOLIDATED OVERVIEW OF OPERATIONS
2024 Compared With 2023
Growth in sales were driven by the Aerospace segment due to continued strength in demand primarily from the Commercial Transport market. Aerospace sales were up $101.9 million, or 16.8%, while Test Systems sales increased $4.4 million on higher radio test revenue. The prior-year period Test Systems sales benefited from the reversal of a $5.8 million deferred revenue liability recorded with a previous acquisition.
Consolidated cost of products sold in 2024 was $627.1 million, compared with $568.4 million in the prior year. The increase was primarily due to higher volume, coupled with an increase of $11.0 million for resumed incentive programs including bonuses, 401K profit sharing contributions, a $5.2 million warranty reserve related to a new product launch that requires field modification, and a $6.1 million increase in non-bankruptcy related inventory reserves, offset by a decrease in reserves associated with customer bankruptcies previously discussed of $1.9 million.
Selling, General and Administrative (“SG&A”) expenses were $141.9 million in 2024 compared with $127.5 million in the prior-year period primarily due to increased wages and benefits, including a $6.0 million increase for resumed incentive programs, and an increase of $8.9 million in litigation-related legal expenses and reserve adjustments in 2024. SG&A was also impacted by a $1.9 million increase in restructuring-related severance charges incurred in our Test Systems segment. The prior year was negatively impacted by a $7.5 million reserve for accounts receivable compared to a $1.5 million reserve for accounts receivable and fixed asset impairments in the current year associated with customer bankruptcies previously discussed.
On February 21, 2025, the UK High Court of Justice rendered a decision in the Company’s long-running patent infringement dispute in that jurisdiction. The ruling requires payment of approximately $11.9 million and, as a result, SG&A expense in 2024 reflects a $4.8 million true up to legal reserves for that matter. Any additional amounts required to be paid by the Company related to certain other factors peripheral to the damages award will be determined at follow-up hearings expected to occur in the first half of 2025. The Company expects that payment of the final liability will be required in the second quarter of 2025, and that an appeal, if any, would likely be heard in early 2026.

Impacting net income was $10.1 million for the loss on extinguishment of debt which included $4.5 million in call premiums on the previous term loans and the write-off of $5.6 million of associated deferred financing costs.
In 2023, the Company recognized a final earnout of $3.4 million for the 2019 sale of its semiconductor test business. Other Income in 2023 included $1.8 million associated with the reversal of a liability related to an equity investment.
Interest expense decreased to $22.0 million from $23.3 million in the year ended December 31, 2023 related to the lower average borrowings and cost of debt resulting from the Company’s refinancing activities.
Tax expense of $8.3 million was primarily due to a valuation allowance applied against the deferred tax asset associated with research and development costs that are required to be capitalized for tax purposes, compared with a tax expense of $0.1 million in the prior year.
Consolidated net loss was $16.2 million, or $0.46 per diluted share, compared with net loss of $26.4 million, or $0.80 per diluted share, in the prior year.
For the year, bookings totaled $808.1 million, resulting in a book-to-bill ratio of 1.02:1. Backlog at the end of the year was $599.2 million
Income Taxes
Our effective tax rates for 2024 and 2023 were (106.1)% and (0.4)%, respectively. Prior to 2022, research and development costs were deducted as incurred. However, beginning with the 2022 tax year, these costs are required to be capitalized for tax purposes and amortized over five years. While this would typically result in the creation of an associated deferred tax asset, due to our cumulative three-year pre-tax loss, a valuation allowance was applied against the deferred tax asset. In addition to state income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rate (21% in 2024 and 2023) and our effective tax rate:
2024:
•Recognition of approximately $13.6 million of valuation allowance against federal deferred tax assets. See Note 11, Income Taxes, to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this report for additional information.
•Recognition of approximately $3.4 million of 2024 U.S. R&D tax credits.
2023:
•Recognition of approximately $6.8 million of valuation allowance against federal deferred tax assets. See Note 11, Income Taxes, to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this report for additional information.
•Recognition of approximately $3.4 million of 2023 U.S. R&D tax credits.
2023 Compared With 2022
For a comparison of our results of operations for the years ended December 31, 2023 and 2022, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 5, 2024.
SEGMENT RESULTS OF OPERATIONS
Operating profit, as presented below, is sales less cost of products sold and other operating expenses, excluding interest expense, other corporate expenses and other non-operating sales and expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment. Operating profit is reconciled to loss before income taxes in Note 20, Segments, to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this report.
We do not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

AEROSPACE SEGMENT

(In thousands, except percentages)	2024	2023
Sales	$706,684	$604,830
Operating Profit	$62,406	$24,629
Operating Margin	8.8%	4.1%

	2024	2023
Total Assets	$498,528	$493,660
Backlog	$537,563	$511,540

Sales by Market	2024	2023
Commercial Transport	$524,572	$432,199
Military	88,019	61,617
General Aviation	74,344	80,842
Other	19,749	30,172
Total	$706,684	$604,830

Sales by Product Line	2024	2023
Electrical Power & Motion	$359,043	$268,049
Lighting & Safety	179,403	157,434
Avionics	120,183	113,117
Systems Certification	17,003	26,255
Structures	11,303	9,803
Other	19,749	30,172
Total	$706,684	$604,830
2024 Compared With 2023
Aerospace segment sales of $706.7 million were up $101.9 million, or 16.8%. The improvement was driven by a 21.4%, or $92.4 million, increase in Commercial Transport sales. Growth was primarily related to increased demand by airlines for cabin power, lighting and safety and inflight entertainment & connectivity (“IFEC”) products which are in the Electrical Power & Motion, Lighting & Safety and Avionics product groups.
Military Aircraft sales increased $26.4 million, or 42.8%, to $88.0 million, driven by increased demand for Lighting & Safety and Avionics products as well as progress on the FLRAA program. General Aviation sales decreased $6.5 million, or 8.0%, to $74.3 million, primarily due to lower sales of antenna products. Other sales decreased $10.4 million as the Company is winding down its non-core contract manufacturing arrangements.
Aerospace segment operating profit of $62.4 million, or 8.8%, improved over the prior year despite a $16.4 million increase in litigation-related legal expenses and reserve adjustments related to the ongoing patent dispute previously discussed, $5.2 million in warranty expense related the previously-mentioned field modification, a $6.7 million increase in non-bankruptcy related inventory reserves and a $13.2 million increase in compensation expense related to the resumption of the Company’s incentive programs, offset by a decrease in non-cash reserves associated with customer bankruptcies of $7.8 million. The improvement in segment operating profit reflects leverage gained on higher volume and improving production efficiencies.
Aerospace bookings in 2024 were $732.7 million, for a book-to-bill ratio of 1.04:1. The book-to-bill ratio is calculated as total orders received during the period compared with total revenue recognized during the period. The Aerospace segment’s backlog at December 31, 2024 was $537.6 million, compared to $511.5 million at December 31, 2023.

2023 Compared With 2022
For a comparison of Aerospace segment results for the years ended December 31, 2023 and 2022, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 5, 2024.
TEST SYSTEMS SEGMENT

(In thousands, except percentages)	2024	2023
Sales	$88,742	$84,376
Operating Loss	$(8,477)	$(8,745)
Operating Margin	(9.6)%	(10.4)%

	2024	2023
Total Assets	$128,828	$122,681
Backlog	$61,666	$75,036
2024 Compared With 2023
Test Systems segment sales were $88.7 million, up $4.4 million driven primarily by our U.S. Army and U.S. Marine Corps’ Radio Test programs. However, sales were negatively impacted by $3.5 million due to a revision of estimated costs to complete certain long-term mass transit Test contracts. The revision resulted in reduced revenue recognized in the period due to lower estimates of the percentage of work completed on the programs. The prior-year period sales benefited from the reversal of a $5.8 million deferred revenue liability recorded with a previous acquisition.
Test Systems operating loss was $8.5 million compared with operating loss of $8.7 million in 2023. Test Systems operating loss for the prior-year period benefited from the $5.8 million sales adjustment resulting from the reversal of the deferred revenue liability. The 2024 results benefited from the margin realized on the HHRTS and TS-4549/T sales and a $7.5 million decrease in litigation-related expenses, however Test Systems’ operating performance continues to be negatively affected by mix and under absorption of fixed costs due to low volume, the resumption of the Company’s incentive programs, and the revision of estimated costs on certain long-term mass transit contracts discussed above, which resulted in a $3.5 million reversal of revenue. Additional restructuring initiatives were implemented in the 2024 fourth quarter, which are expected to provide annualized savings of approximately $4 million to $5 million, beginning in the first quarter of 2025. Restructuring-related severance expense increased $1.6 million in 2024 compared with 2023. During the fourth quarter of 2024, we also substantially completed the closure of a third Test facility in the last two years.
Bookings for the Test Systems segment in 2024 were $75.4 million, for a book-to-bill ratio of 0.85:1 for the year. Backlog in the Test Systems segment was $61.7 million at December 31, 2024, compared to $75.0 million at December 31, 2023.
2023 Compared With 2022
For a comparison of Test Systems segment results for the years ended December 31, 2023 and 2022, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 5, 2024.
CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
For further information on our contractual obligations and other commitments as of December 31, 2024 and estimated timing thereof, see the notes to the Consolidated Financial Statements referenced below, in Item 8, Financial Statements and Supplementary Data, of this report.
Long-term Debt and Interest Payments — Refer to Note 8, Long-Term Debt, in Item 8, Financial Statements and Supplementary Data, of this report. On November 25, 2024, the Company entered into a second amendment to the ABL Revolving Credit Facility that increased the maximum aggregate amount available to be borrowed thereunder to $220.0 million from $200.0 million. The ABL Revolving Credit Facility has a scheduled maturity of July 11, 2027, an interest rate of SOFR plus 2.75% to 3.25% and is collateralized primarily by inventory, accounts receivable, machinery and equipment and real estate. The ABL Revolving Credit Facility requires payment of a quarterly commitment fee of 0.25% or 0.375% based on the Company’s average excess availability.

On December 3, 2024, the Company issued $165.0 million aggregate principal amount of Convertible Notes due 2030, which amount includes the additional notes issued pursuant to the initial purchasers’ full exercise of their option to purchase additional Convertible Notes. The Convertible Notes bear interest at a rate of 5.500% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2025. The Convertible Notes will mature on March 15, 2030, unless earlier converted, redeemed or repurchased. The initial conversion rate is 43.6814 shares of common stock per $1,000 principal amount of Convertible Notes, which represent the initial conversion price of $22.89 per share.
Future interest payments under the ABL Revolving Credit Facilities and the Convertible Notes of approximately $49.9 million have been estimated using the applicable interest rate of each debt instrument based on expected future borrowings or outstanding amount of Convertible Notes, as applicable. Actual future ABL borrowings and rates may differ from those used to estimate the amounts discussed above.
Purchase Obligations — Purchase obligations are comprised of the Company’s commitments for goods and services in the normal course of business and amount to approximately $184.0 million payable over the next twelve months.
Supplemental Retirement Plan and Post Retirement Obligations — Anticipated payments related with the Company’s defined benefit plans are detailed in Note 13, Retirement Plans and Related Post Retirement Benefits, in Item 8, Financial Statements and Supplementary Data, of this report.
Lease Obligations — Refer to Note 10, Leases, in Item 8, Financial Statements and Supplementary Data, of this report for details on obligations and timing of expected future lease payments, including a five-year maturity schedule. The lease maturity schedule excludes legally binding operating lease payments of $3.3 million per year through 2033 for a lease that has been signed in 2025, but not commenced.
Legal Reserves — Refer to Note 19, Legal Proceedings, in Item 8, Financial Statements and Supplementary Data, of this report for management’s estimate of damages to be paid related to our ongoing litigation with Lufthansa Technik and timing thereof.
LIQUIDITY AND CAPITAL RESOURCES

(In thousands)	2024	2023
Cash Flow Data
Net Cash Flows from:
Operating Activities	$30,566	$(23,950)
Investing Activities	$(8,428)	$(4,106)
Financing Activities	$(14,530)	$25,435
Year-end Financial Position
Working Capital[1]	$270,020	$246,448
Indebtedness	$175,000	$172,499
Other Data for the Annual Period
Capital Expenditures	$8,428	$7,643
1 Working capital is calculated as the difference between Current Assets and Current Liabilities.
Our cash flow from operations and available borrowing capacity under our ABL Revolving Credit Facilities are expected to provide us with the financial resources needed to run our operations and reinvest in our business for at least the next 12 months.
Our ability to maintain sufficient liquidity is highly dependent upon achieving expected operating results. Failure to achieve expected operating results could have a material adverse effect on our liquidity, our ability to obtain financing or access our existing financing, and our operations in the future.
Operating Activities
Cash provided by operating activities totaled $30.6 million in 2024, as compared with $24.0 million cash used for operating activities in 2023. Cash flow from operating activities improved compared with 2023 primarily related to improvement in our financial results, coupled with accounts receivable using less cash, partially offset by increased outflows related to inventory and accounts payable. Non-cash items include $10.1 million for the loss on extinguishment of debt in 2024 and a $5.8 million deferred liability recovery in 2023. The $3.4 million earnout in 2023 from the sale of the semiconductor business is treated as investing activities and thus is shown as a non-cash gain removed from the calculation of cash flow from operations.

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
Investing Activities
Cash used for investing activities in 2024 was $8.4 million compared to $4.1 million cash used for investing activities in 2023. Investing cash flows in 2023 were positively impacted by the receipt of $3.4 million related to the calendar 2022 earnout from the sales of the semiconductor business.
Future requirements for PP&E depend on numerous factors, including expansion of existing product lines and introduction of new products. Management believes that our cash flow from operations and available capacity under our ABL Revolving Credit Facility will provide for these capital expenditures. We expect to continue to evaluate acquisition opportunities in the future.
Financing Activities
Cash used for financing activities totaled $14.5 million for 2024, as compared with cash provided by financing activities of $25.4 million for 2023. The Company received proceeds from our at-the-market equity offering program (the “ATM Program”) of $21.3 million in 2023. Additionally, the Company made net borrowings under our credit facilities of $2.5 million in 2024 compared with net borrowings of $8.5 million in 2023, coupled with a $9.9 million increase in costs associated with amending and refinancing our credit facilities in 2024.
The Company amended its ABL Revolving Credit Facility on July 11, 2024, by entering into the Seventh Amended and Restated Credit Agreement, which set the maximum aggregate amount that the Company can borrow pursuant to the revolving credit line at $200.0 million, with borrowings subject to a borrowing base determined primarily by inventory, accounts receivable, machinery and equipment and real estate. The Company also entered into a $55.0 million Term Loan Facility on July 11, 2024. The Company repaid in full all outstanding indebtedness under the previous term loan dated January 19, 2023. The payoff amount of approximately $84.5 million consisted of a repayment of the principal amount of approximately $80.3 million, plus accrued but unpaid interest, fees and expenses, including a call premium of 4.00% which satisfied all of the Company’s indebtedness obligations thereunder. The Company funded the repayment of its obligations under the previous agreement with borrowings under the ABL Revolving Credit Facility and the Term Loan Facility.
On November 25, 2024, the Company entered into a second amendment to the ABL Revolving Credit Facility which increased the maximum aggregate amount that the Company can borrow pursuant to the ABL Revolving Credit Facility to $220.0 million from $200.0 million. The maturity date of borrowings under the ABL Revolving Credit Facility remains July 11, 2027. The Company and the applicable lenders also agreed in a separate first amendment to increase the amount of unsecured indebtedness the Company is permitted to incur under the ABL Revolving Credit Facility, subject to completion of the Convertible Notes offering (discussed below).
Under the terms of the ABL Revolving Credit Facility, the Company pays interest on the unpaid principal amount of the ABL Revolving Credit Facility at a rate equal to SOFR plus a term SOFR adjustment in the amount of 0.10% per annum (which collectively shall be at least 1.00%) plus an applicable margin ranging from 2.75% to 3.25% determined based upon the Company’s Excess Availability (as defined in the ABL Revolving Credit Facility). The Company is required to pay a quarterly commitment fee under the ABL Revolving Credit Facility on undrawn revolving credit commitments in an amount equal to 0.25% or 0.375% based on the Company’s average excess availability under the ABL Revolving Credit Facility. On December 31, 2024, there was $10.0 million outstanding on the ABL Revolving Credit Facility and there remained $209.7 million available for future borrowings, net of outstanding letters of credit, before our minimum excess availability requirement discussed below.
Pursuant to the ABL Revolving Credit Facility, the Company is subject to a minimum fixed charge coverage ratio of 1.10 to 1.00. The Company is also required to maintain minimum excess availability of the greater of 10% of the borrowing base under the ABL Revolving Credit Facility, or $15.0 million. As of December 31, 2024, the Company was in compliance with these covenants.
On December 3, 2024, the Company issued $165.0 million aggregate principal amount of Convertible Notes, which amount includes the additional Convertible Notes issued pursuant to the initial purchasers’ full exercise of their option to purchase additional Convertible Notes. The Convertible Notes bear interest at a rate of 5.500% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2025. The Convertible Notes will mature on

March 15, 2030, unless earlier converted, redeemed or repurchased. The initial conversion rate is 43.6814 shares of common stock per $1,000 principal amount of Convertible Notes, which represent the initial conversion price of $22.89 per share. The Convertible Notes are convertible at the option of the holders at any time on or after December 15, 2029, until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Company will satisfy its conversion obligations by paying and/or delivering, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election. Beginning March 20, 2028, if the Company’s stock price has been at least 130% of the conversion price for a specified period of time, the Convertible Notes may be called at the option of the issuer. Under the same conditions, the Company can elect to redeem the Convertible Notes for cash. After the first quarter of 2025, if the Company’s stock price has been at least 130% of the conversion price for 20 of 30 trading days ending on and including the last trading day of the immediately preceding quarter, the Convertible Notes may be called at the option of the holder. The fair value of the Convertible Notes was approximately $176.9 million as of December 31, 2024 based on quoted prices for these instruments in active markets, and is classified as a Level 1 measurement within the fair value hierarchy.
On December 3, 2024, the Company repaid in full all outstanding indebtedness under the Term Loan Facility. The Term Loan Facility payoff consisted of a repayment of a principal amount of approximately $54.9 million, plus accrued but unpaid interest, fees and expenses, including a call premium of 3.00% which satisfied all of the Company’s indebtedness obligations thereunder. The Company funded the repayment of its obligations under the Term Loan Facility with a portion of the proceeds received from the issuance and sale of the Convertible Notes. Scheduled principal payments of $9.0 million were payable under the Term Loan Facility and were classified as current in the accompanying Consolidated Balance Sheets as of December 31, 2023. The interest rate on current maturities of long-term debt was 14.20% at December 31, 2023.
The Company incurred $12.2 million in incremental debt issuance costs during 2024. All costs are amortized to interest expense over the term of the respective agreement. Debt issuance cost amortization expense was approximately $2.6 million, $3.0 million and $0.8 million in 2024, 2023 and 2022, respectively. Unamortized deferred debt issuance costs associated with the ABL Revolving Credit Facility ($3.0 million as of December 31, 2024) are recorded within Other Assets and those associated with the Convertible Notes ($6.3 million as of December 31, 2024) are recorded as a reduction of the carrying value of the debt on the Consolidated Balance Sheets. The unamortized balance of deferred debt issuance costs on our previous credit facilities of $2.0 million was recorded within Other Assets and $4.3 million was recorded as a reduction of the carrying value of the debt on the Consolidated Balance Sheets at December 31, 2023.
In 2024, the Company recorded a loss on extinguishment of the debt of approximately $10.1 million below Income from Operations, which was comprised of $4.5 million of prepayment fees on the previous term loans and a write-off of $5.6 million of unamortized deferred financing costs. The Company also had a write-off of deferred financing costs of approximately $0.5 million related to the exiting ABL lender in Interest Expense within the Consolidated Statements of Operations.
Certain of the Company’s subsidiaries are borrowers under the ABL Revolving Credit Facility and the assets of such subsidiaries also secure the obligations under the ABL Revolving Credit Facility. In the event of voluntary or involuntary bankruptcy of the Company or any subsidiary, all unpaid principal and other amounts owing under the credit facilities automatically become due and payable. Other events of default, such as failure to make payments as they become due and breach of financial and other covenants, change of control, cross default under other material debt agreements, and a going concern qualification for any reason other than loan maturity date give the agent the option to declare all such amounts immediately due and payable.
On June 5, 2023, the Company filed a shelf registration statement on Form S-3 with the SEC, which allows us to issue shares of common stock, preferred stock, warrants, subscription rights, purchase contracts and debt securities in one or more offerings up to an aggregate offering price of $150 million and on terms to be determined at the time of the offering. On August 8, 2023, the Company initiated an at-the-market equity offering program for the sale from time to time of shares of the Company’s common stock, par value $0.01 per share having an aggregate offering price of up to $30 million.
During the year ended December 31, 2024, the Company did not sell any shares of our common stock under the ATM Program. During the year ended December 31, 2023, the Company sold 1,334,228 shares of our common stock under the ATM Program. The Company generated $21.8 million in aggregate gross proceeds from sales under the ATM Program at an average sale price of $16.31 per share. Aggregate net proceeds from the ATM Program were $21.3 million after deducting related expenses, including commissions to the sales agents and issuance costs. As of December 31, 2024, the Company had remaining capacity under the ATM Program to sell shares of common stock having an aggregate offering price up to approximately $8.2 million.
On February 4, 2025, the Company entered into a factoring agreement with Citibank, N.A. under which we can sell certain receivables resulting from sales to a certain customer. The arrangement is designed to provide the Company with an immediate cash advance on eligible receivables, up to a limit of $45 million a year as restricted by our ABL Revolving Credit Facility. As of the date of this report, the Company has not utilized the factoring agreement. Management continues to evaluate its financing needs and the potential utilization of the factoring agreement based on the Company’s operational and working capital requirements. There is no current commitment or obligation to factor any receivables under this agreement.
Cash on hand at the end of the year was $18.4 million. Net debt was $156.6 million, compared with $161.2 million at the end of 2023.
Lufthansa Technik AG (“Lufthansa”) filed actions in Germany, the United Kingdom (“UK”) and France. These matters are more fully discussed in Note 19, Legal Proceedings, to our Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data and Item 1A, Risk Factors, of this report.
The Company expects its cash flow from operations will provide sufficient cash flows to fund operations, including payment of the $11.9 million damage award related to the February 21, 2025 ruling issued in relation to the Lufthansa UK matter. However, the Company may also evaluate various actions and alternatives to enhance its profitability and cash generation from operating activities, which could include manufacturing efficiency initiatives, cost-reduction measures, working with vendors and suppliers to reduce lead times and expedite shipment of critical components, and working with customers to expedite receivable collections. The Company may also utilize available capacity under the ABL Revolving Credit Facility.
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
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1, Summary of Significant Accounting Principles and Practices, of the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this report.
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company has limited exposure to fluctuation in foreign currency exchange rates to U.S. dollar, primarily in Canadian dollars and Euros currency. Approximately 90% of the Company’s consolidated sales are transacted in U.S. dollars. Net assets held in or measured in Canadian dollars amounted to $14.0 million at December 31, 2024. A 10% change in the value of the U.S. dollar versus the Canadian dollar would have had an immaterial impact to 2024 net loss. Net assets held in or measured in Euros amounted to $26.1 million at December 31, 2024. A 10% change in the value of the U.S. dollar versus the Euros would have had an immaterial impact to 2024 net loss.
Risk due to fluctuation in interest rates is a function of the Company’s floating rate debt obligations, which total approximately $10.0 million as of December 31, 2024. A change of 1% in interest rates of all variable rate debt would impact annual net loss by approximately $0.1 million, before income taxes.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Astronics Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Astronics Corporation (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 5, 2025 expressed an unqualified opinion thereon.
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

Valuation of Goodwill of the Test Systems Reporting Unit
Description of the Matter
As of December 31, 2024, the Company’s goodwill balance was $58.1 million, of which $21.6 million related to the Test Systems reporting unit. As discussed in Notes 1 and 7 of the consolidated financial statements, the Company tests goodwill for impairment at the reporting unit level on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For each reporting unit, the Company performed a quantitative test using the discounted cash flow method to estimate fair value. The discounted cash flow method incorporates various assumptions, the most significant being projected sales growth rates, operating margins and cash flows, EBITDA margins, the terminal growth rate, and the weighted average cost of capital. If the carrying value of the reporting unit exceeds its fair value, goodwill impairment is measured as the amount by which the reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill.
Auditing management’s assumptions was challenging due to the estimation required in determining the fair value of the Company’s Test Systems reporting unit with goodwill. The fair value estimate for the Test Systems reporting unit was sensitive to the significant assumptions of the projected sales growth rates and EBITDA margins. These assumptions are affected by expectations about future market and economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment testing process. This included the determination of the underlying significant assumptions described above, and the completeness and accuracy of the data used in the impairment analysis.
To test the estimated fair value of the Company’s Test Systems reporting unit, we performed audit procedures with the assistance of our valuation professionals that included, among others, assessing the methodology used, testing the significant assumptions discussed above and testing the underlying data used in the impairment analysis. We compared the significant assumptions used by management to current industry and economic trends, historical trends of the Company, and other relevant factors. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. In addition, we tested the reconciliation of the fair value of the Company’s reporting units to the market capitalization of the Company as of the annual impairment testing date.

Revenue Recognition
Description of the Matter
For the year ended December 31, 2024, the Company’s sales totaled $795.4 million. As discussed in Note 2 to the consolidated financial statements, the majority of the Company’s revenue from contracts with customers is recognized at a point in time when the customer obtains control of the product, which is generally upon delivery to the customer. For contracts with customers in which the Company satisfies its promise to the customer to provide a service or a product that has no alternative use to the Company and the Company has enforceable rights to payment for progress completed to date inclusive of profit, the Company recognizes revenue over time as it satisfies the performance obligation.
Auditing management’s evaluation of contracts with customers was especially challenging due to the judgment required to analyze the terms and conditions of the Company’s various customer contracts given that such terms and conditions are nonstandard. This included the assessment of alternative use and enforceable right to payment for purposes of determining if revenue from the contract should be recognized over time or at a point in time.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s revenue recognition process. We tested controls over management’s review of the terms and conditions of contracts with customers which included an analysis of the determination of alternative use and a review of the conclusion as to whether revenue from such performance obligations should be recognized over time or at a point in time.
We performed procedures to test revenue recognition which included, among others, reading a sample of executed contracts and purchase orders to understand the contract and performing an independent assessment of alternative use and enforceable rights to payment. We tested the completeness and accuracy of the Company’s contract summary documentation, specifically related to determination of alternative use consideration and enforceable rights to payment plus profit which determines the timing of revenue recognition.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1992.
Buffalo, New York
March 5, 2025

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based upon the framework in Internal Control – Integrated Framework originally issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2024.
Ernst & Young LLP, independent registered public accounting firm, has audited our Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

By:	/s/ Peter J. Gundermann	March 5, 2025
Peter J. Gundermann
President and Chief Executive Officer
(Principal Executive Officer)

	/s/ Nancy L. Hedges	March 5, 2025
Nancy L. Hedges
Vice President and Chief Financial Officer
(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Astronics Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Astronics Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Astronics Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated March 5, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Buffalo, New York
March 5, 2025

ASTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share data)	2024	2023	2022
Sales	$795,426	$689,206	$534,894
Cost of Products Sold	627,084	568,410	463,354
Gross Profit	168,342	120,796	71,540
Selling, General and Administrative Expenses	141,876	127,467	101,584
Income (Loss) from Operations	26,466	(6,671)	(30,044)
Net Gain on Sale of Businesses	—	3,427	11,284
Loss on Extinguishment of Debt	10,148	—	—
Other Expense (Income), Net	2,187	(261)	1,611
Interest Expense, Net of Interest Income	21,998	23,328	9,422
Loss Before Income Taxes	(7,867)	(26,311)	(29,793)
Provision for Income Taxes	8,348	110	5,954
Net Loss	$(16,215)	$(26,421)	$(35,747)
Basic Loss Per Share	$(0.46)	$(0.80)	$(1.11)
Diluted Loss Per Share	$(0.46)	$(0.80)	$(1.11)
See notes to Consolidated Financial Statements.

ASTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(In thousands)	2024	2023	2022
Net Loss	$(16,215)	$(26,421)	$(35,747)
Other Comprehensive Income:
Foreign Currency Translation Adjustments	(1,871)	984	(1,928)
Retirement Liability Adjustment – Net of Tax	7,434	(884)	6,897
Total Other Comprehensive Income	5,563	100	4,969
Comprehensive Loss	$(10,652)	$(26,321)	$(30,778)
See notes to Consolidated Financial Statements.

ASTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share and per share data)	2024	2023
ASSETS
Current Assets:
Cash and Cash Equivalents	$9,285	$4,756
Restricted Cash	9,143	6,557
Accounts Receivable, Net of Allowance for Estimated Credit Losses	191,446	172,108
Inventories	199,741	191,801
Prepaid Expenses and Other Current Assets	16,557	14,560
Total Current Assets	426,172	389,782
Property, Plant and Equipment, Net of Accumulated Depreciation	80,687	85,436
Operating Right-of-Use Assets	23,609	27,909
Other Assets	7,763	7,035
Intangible Assets, Net of Accumulated Amortization	52,477	65,420
Goodwill	58,056	58,210
Total Assets	$648,764	$633,792
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current Maturities of Long-term Debt	$—	$8,996
Accounts Payable	42,960	61,134
Accrued Payroll and Employee Benefits	33,409	22,038
Accrued Income Taxes	6,678	3,045
Current Operating Lease Liabilities	4,697	5,069
Other Accrued Expenses	40,917	21,023
Customer Advanced Payments and Deferred Revenue	27,491	22,029
Total Current Liabilities	156,152	143,334
Long-term Debt	168,669	159,237
Supplemental Retirement Plan and Other Liabilities for Pension Benefits	24,088	29,290
Long-term Operating Lease Liabilities	20,508	24,376
Other Liabilities	21,816	26,730
Deferred Income Taxes	1,434	1,307
Total Liabilities	392,667	384,274
Shareholders’ Equity:
Common Stock, $.01 par value, Authorized 80,000,000 Shares 32,870,619 Shares Issued and 30,176,364 Outstanding at December 31, 2024 31,402,141 Shares Issued and 28,569,316 Outstanding at December 31, 2023	329	314
Convertible Class B Stock, $.01 par value, Authorized 15,000,000 Shares 5,086,169 Shares Issued and Outstanding at December 31, 2024 5,952,203 Shares Issued and Outstanding at December 31, 2023	51	59
Additional Paid-in Capital	144,149	129,544
Accumulated Other Comprehensive Loss	(3,863)	(9,426)
Retained Earnings	192,208	209,753
Treasury Stock, 2,694,255 Shares at December 31, 2024 2,832,825 Shares at December 31, 2023	(76,777)	(80,726)
Total Shareholders’ Equity	256,097	249,518
Total Liabilities and Shareholders’ Equity	$648,764	$633,792

See notes to Consolidated Financial Statements.

ASTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2024	2023	2022
Cash Flows from Operating Activities
Net Loss	$(16,215)	$(26,421)	$(35,747)
Adjustments to Reconcile Net Loss to Cash from Operating Activities:
Non-cash Items:
Depreciation and Amortization	24,466	26,104	27,777
Amortization of Deferred Financing Fees	3,194	3,023	—
Provisions for Non-Cash Losses on Inventory and Receivables	13,782	16,003	3,415
Equity-based Compensation Expense	8,571	7,198	6,497
Loss on Extinguishment of Debt	10,148	—	—
Deferred Tax (Benefit) Expense	(20)	146	19
Operating Lease Non-cash Expense	5,175	5,088	6,028
Non-cash 401K Contribution and Quarterly Bonus Accrual	3,454	6,549	4,512
Non-cash Annual Stock Bonus Accrual	—	2,806	—
Net Gain on Sale of Business, Before Taxes	—	(3,427)	(11,284)
Non-cash Litigation Provision Adjustment	4,468	(1,305)	500
Non-cash Deferred Liability Recovery	—	(5,824)	—
Other	5,807	1,913	3,086
Changes in Operating Assets and Liabilities:
Accounts Receivable	(21,983)	(31,872)	(41,646)
Inventories	(21,551)	(13,283)	(34,058)
Accounts Payable	(17,693)	(4,495)	27,843
Accrued Expenses	21,987	4,634	1,193
Income Taxes	4,498	(1,949)	16,134
Customer Advanced Payments and Deferred Revenue	5,693	(4,835)	5,264
Operating Lease Liabilities	(5,125)	(4,880)	(7,295)
Supplemental Retirement Plan Liabilities	(410)	(408)	(405)
Other Assets and Liabilities	2,320	1,285	(145)
Net Cash from Operating Activities	30,566	(23,950)	(28,312)
Cash Flows from Investing Activities
Proceeds from Sale of Businesses and Assets	—	3,537	22,061
Capital Expenditures	(8,428)	(7,643)	(7,675)
Net Cash from Investing Activities	$(8,428)	$(4,106)	$14,386

ASTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	Year Ended December 31,
(In thousands)	2024	2023	2022
Cash Flows from Financing Activities
Proceeds from Long-term Debt	$377,392	$139,732	$125,825
Principal Payments on Long-term Debt	(374,890)	(131,233)	(124,825)
Stock Award and Employee Stock Purchase Plan (“ESPP”) activity	(241)	2,476	97
Proceeds from At-the-Market (“ATM”) Stock Sales	—	21,269	—
Financing-Related Costs	(12,150)	(6,762)	(2,416)
Financing Extinguishment Costs	(4,496)	—	—
Other	(145)	(47)	(93)
Net Cash from Financing Activities	(14,530)	25,435	(1,412)
Effect of Exchange Rates on Cash	(493)	156	(641)
Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	7,115	(2,465)	(15,979)
Cash and Cash Equivalents and Restricted Cash at Beginning of Year	11,313	13,778	29,757
Cash and Cash Equivalents and Restricted Cash at End of Year	$18,428	$11,313	$13,778

Supplemental Disclosure of Cash Flow Information
Interest Paid	$19,238	$17,689	$7,605
Income Taxes Paid, Net of Refunds	$3,537	$1,964	$(9,978)
See notes to Consolidated Financial Statements.

ASTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Year Ended December 31,
(In thousands)	2024	2023	2022
Common Stock
Beginning of Year	$314	$291	$289
Issuance of Common Stock Through At-the-Market Offering	—	14	—
Net Exercise of Stock Options, including ESPP	2	4	—
Net Issuance of Common Stock for Restricted Stock Units (“RSUs”)	5	1	1
Class B Stock Converted to Common Stock	8	4	1
End of Year	$329	$314	$291
Convertible Class B Stock
Beginning of Year	$59	$63	$64
Class B Stock Converted to Common Stock	(8)	(4)	(1)
End of Year	$51	$59	$63
Additional Paid in Capital
Beginning of Year	$129,544	$98,630	$92,037
Issuance of Common Stock Through ATM Offering, Net of Offering Costs	—	21,246	—
Equity-based Compensation Expense and Net Exercise of Stock Options, including ESPP	11,544	10,309	6,897
Gross Shares Issued to Fund Bonus Obligations	6,281	—	—
Tax Withholding Related to Issuance of RSUs and Shares for Bonus Obligations	(3,220)	(641)	(304)
End of Year	$144,149	$129,544	$98,630
Accumulated Comprehensive Loss
Beginning of Year	$(9,426)	$(9,526)	$(14,495)
Foreign Currency Translation Adjustments	(1,871)	984	(1,928)
Retirement Liability Adjustment – Net of Taxes	7,434	(884)	6,897
End of Year	$(3,863)	$(9,426)	$(9,526)
Retained Earnings
Beginning of Year	$209,753	$240,360	$287,225
Net Loss	(16,215)	(26,421)	(35,747)
Reissuance of Treasury Shares for 401K Contribution	(1,330)	(4,186)	(11,118)
End of Year	$192,208	$209,753	$240,360
Treasury Stock
Beginning of Year	$(80,726)	$(89,898)	$(108,516)
Shares Issued to Fund 401K Obligation	3,949	9,172	18,618
End of Year	$(76,777)	$(80,726)	$(89,898)
Total Shareholders’ Equity	$256,097	$249,518	$239,920
See notes to Consolidated Financial Statements.

ASTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY, CONTINUED

	Year Ended December 31,
(Share data, in thousands)	2024	2023	2022
Common Stock
Beginning of Year	31,402	29,122	28,911
Issuance of Common Stock Through ATM Offering	—	1,334	—
Net Issuance from Exercise of Stock Options, including ESPP	220	437	20
Net Issuance to Fund Bonus Obligations	218	—	—
Net Issuance of Common Stock for RSUs	165	147	106
Class B Stock Converted to Common Stock	866	362	85
End of Year	32,871	31,402	29,122
Convertible Class B Stock
Beginning of Year	5,952	6,314	6,375
Net Issuance from Exercise of Stock Options	—	—	24
Class B Stock Converted to Common Stock	(866)	(362)	(85)
End of Year	5,086	5,952	6,314
Treasury Stock
Beginning of Year	2,833	3,155	3,808
Shares Issued to Fund 401K Obligation	(139)	(322)	(653)
End of Year	2,694	2,833	3,155
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
We have principal operations in the United States (“U.S.”), Canada and France, as well as engineering offices in Ukraine and India.
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
The Company accounts for its acquisitions under Accounting Standard Codification (“ASC”) Topic 805, Business Combinations and Reorganizations (“ASC Topic 805”). ASC Topic 805 provides guidance on how the acquirer recognizes and measures the consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests, and goodwill acquired in a business combination. ASC Topic 805 also expands required disclosures surrounding the nature and financial effects of business combinations. There were no acquisitions in 2024, 2023 or 2022.
Cost of Products Sold, Research and Development and Selling, General and Administrative Expenses
Cost of Products Sold includes the costs to manufacture products such as direct materials and labor and manufacturing overhead as well as all engineering and developmental costs. The Company is engaged in a variety of research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. Research and development costs are expensed as incurred and include salaries, benefits, consulting, material costs and depreciation. Research and development expenses amounted to $52.1 million in 2024, $53.5 million in 2023 and $48.3 million in 2022. These costs are included in Cost of Products Sold. SG&A expenses include costs primarily related to our sales, marketing and administrative departments. Interest expense is shown net of interest income. Interest income was insignificant for the years ended December 31, 2024, 2023 and 2022.
Government Subsidies
In September 2021, the Company was awarded a grant of up to $14.7 million from the U.S. Department of Transportation (“USDOT”) under the Aviation Manufacturing Jobs Protection Program (“AMJP”). The Company received $7.3 million under the grant in 2022. The grant benefit was recognized ratably over the six-month performance period as a reduction to Cost of Products Sold in proportion to the compensation expense that the award was intended to defray. During the year ended December 31, 2022, the Company recognized $6.0 million of the award. There was no additional expense reduction recognized in 2024 or 2023.
Shipping and Handling
Shipping and handling costs are included in Cost of Products Sold.
Equity-Based Compensation
The Company accounts for its stock options following ASC Topic 718, Compensation – Stock Compensation (“ASC Topic 718”). ASC Topic 718 requires all equity-based payments to employees, including grants of employee stock options and RSUs, to be recognized in the statement of earnings based on the grant date fair value of the award. For awards with graded vesting, the Company uses a straight-line method of attributing the value of stock-based compensation expense, subject to minimum levels of expense, based on vesting. The Company accounts for forfeitures as they occur.

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
Restricted Cash
Under the provisions of the ABL Revolving Credit Facility (as defined and discussed below in Note 8, Long-Term Debt), the Company has a cash dominion arrangement with the banking institution for its accounts within the United States whereby daily cash receipts are contractually utilized to pay down outstanding balances on the ABL Revolving Credit Facility. Account balances that have not yet been applied to the ABL Revolving Credit Facility are classified as restricted cash in the accompanying Consolidated Balance Sheets. The following table provides a reconciliation of cash and restricted cash included in Consolidated Balance Sheets to the amounts included in the Consolidated Statements of Cash Flows.

	December 31,
(In thousands)	2024	2023
Cash and Cash Equivalents	$9,285	$4,756
Restricted Cash	9,143	6,557
Total Cash and Restricted Cash Shown in Statements of Cash Flows	$18,428	$11,313
Customer Bankruptcies
In October 2024, a customer reported within the Aerospace segment declared bankruptcy. As a result, the Company recorded a full reserve of $1.0 million for outstanding receivables, a reserve of $1.7 million for inventory and $0.6 million for impairment of fixed assets.
In November 2023, a non-core contract manufacturing customer reported within the Aerospace segment filed for bankruptcy under Chapter 11. As a result, the Company recorded a full reserve of $7.5 million for outstanding accounts receivable and a reserve of $3.6 million for inventory. The associated assets existed prior to 2023.
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
Cloud Computing Arrangements
The Company incurs costs to implement cloud computing arrangements that are hosted by third party vendors. Implementation costs associated with cloud computing arrangements are capitalized when incurred during the application development phase. Amortization is calculated on a straight-line basis over the contractual term of the cloud computing arrangement. Capitalized amounts related to such arrangements are recorded within Other Current Assets and other non-current assets in the Consolidated Balance Sheets and were insignificant as of December 31, 2024 and December 31, 2023.

Property, Plant and Equipment
Property, plant and equipment (“PP&E”) are recorded at cost less accumulated depreciation. Depreciation of property, plant and equipment is computed using the straight-line method for financial reporting purposes and using accelerated methods for income tax purposes. Estimated useful lives of the assets are as follows: buildings, 25-40 years; and machinery and equipment, 4-10 years. Leased buildings and associated leasehold improvements are amortized over the shorter of the terms of the lease or the estimated useful lives of the assets, with the amortization of such assets included within depreciation expense.
The cost of properties sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the accounts and the resulting gain or loss, as well as maintenance and repair expenses, is reflected within operating income. Replacements and improvements are capitalized.
Depreciation expense was approximately $11.5 million, $12.2 million and $12.0 million in 2024, 2023 and 2022, respectively.
Deferred Financing Costs
The Company incurs debt issuance costs in connection with amending or entering into new credit facilities. These costs are amortized as an adjustment to interest expense over term of the credit facility on a straight-line basis, which approximates the effective interest method. This amortization expense is included in interest expense in the Company’s Consolidated Statements of Operations. Upon early termination or modification of a credit facility, all or a portion of unamortized fees related to such facility may be accelerated into interest expense or loss on debt extinguishment.
See Note 8, Long-Term Debt, for details of our deferred financing costs.
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
Quantitative testing requires a comparison of the fair value of each reporting unit to its carrying value. We use the discounted cash flow method to estimate the fair value of our reporting units. The discounted cash flow method incorporates various assumptions, the most significant being projected sales growth rates, operating margins and cash flows, the terminal growth rate and the weighted average cost of capital, which are Level 3 inputs in the fair value hierarchy. If the carrying value of the reporting unit exceeds its fair value, goodwill impairment is measured as the amount by which the reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill.
The 2024, 2023 and 2022 assessments indicated no impairment to the carrying value of goodwill in any of the Company’s reporting units and no impairment charges were recognized.
Intangible Assets
The estimated fair values of acquired intangibles are generally determined based upon future economic benefits such as earnings and cash flows. Acquired identifiable intangible assets are recorded at fair value and are amortized over their estimated useful lives. Acquired intangible assets with an indefinite life are not amortized, but are reviewed for impairment at least annually or more frequently whenever events or changes in circumstances indicate that the carrying amounts of those assets are below their estimated fair values. Impairment is tested under ASC Topic 350, Intangibles - Goodwill and Other, as amended by ASU 2012-2.
The 2024, 2023 and 2022 assessments indicated no impairment to the intangible assets in any of the Company’s reporting units and no impairment charges were recognized.
Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and long-term debt. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company does not hold or issue financial instruments for trading purposes. Due to their short-term nature, the carrying values of cash and equivalents, restricted cash, accounts receivable and accounts payable approximate fair value. The carrying value of the Company’s variable rate long-term debt instruments also approximates fair value due to the variable rate feature of these instruments. The fair value of the Convertible Senior Notes due 2030 (the “Convertibles Notes”) was approximately $176.9 million as of December 31, 2024 based on quoted prices for these instruments in active markets, and is classified as a Level 1 measurement within the fair value hierarchy.
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
We recognized income of $1.8 million associated with the reversal of a liability related to an equity investment, as we were no longer required to make an associated payment. This amount is included in Other Expense, Net of Other Income in the Consolidated Statement of Operations in 2023. Our ownership percentage in this company was diluted during 2023, thus our equity investment was converted to the cost method.
Deferred Tax Asset Valuation Allowance
The Company records a valuation allowance against the deferred tax assets if and to the extent it is more likely than not that the Company will not recover the deferred tax assets. In evaluating the need for a valuation allowance, the Company weighs all relevant positive and negative evidence, and considers among other factors, historical financial performance, projected future taxable income, scheduled reversals of deferred tax liabilities, the overall business environment, and tax planning strategies. After considering the losses in recent periods and cumulative pre-tax losses in the three-year period ending with the current year, the Company determined that projections of future taxable income could not be relied upon as a source of income to realize its deferred tax assets. However, the Company is relying on a significant portion of its existing deferred tax liabilities for the realizability of deferred tax assets. As a result, the Company has valuation allowances against its deferred tax assets of approximately $78.7 million, $65.6 million, and $57.4 million during the years ended December 31, 2024, 2023 and 2022, respectively, for the portion of deferred tax asset not realizable by the Company’s existing deferred tax liabilities.
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
Foreign Currency Translation
The Company accounts for its foreign currency translation in accordance with ASC Topic 830, Foreign Currency Translation. The aggregate transaction gains and losses included in operations were insignificant in 2024, 2023 and 2022.
Dividends
The Company has not paid any cash dividends in the three-year period ended December 31, 2024.

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
Recent Accounting Pronouncements
Recent Accounting Pronouncements Adopted

Standard	Description	Financial Statement Effect or Other Significant Matters
ASU No. 2023-07 Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosure	The standard includes updates to the disclosure requirements for a public entity’s reportable segments and provides more detailed information about a reportable segment’s expenses. The new standard is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024, with retrospective application required.	The adoption resulted in additional disclosures in the notes to our Consolidated Financial Statements. The standard does not change how the Company identifies its operating or reportable segments, and did not impact the Company’s consolidated financial condition, results of operations or cash flows.

Recent Accounting Pronouncements Not Yet Adopted

Standard	Description	Financial Statement Effect or Other Significant Matters
ASU No. 2023-09 Income Taxes (Topic 740), Improvements to Income Tax Disclosures	The amendments in this update require enhanced disclosures within the annual rate reconciliation, including new requirements to present reconciling items on a gross basis in specified categories, disclosure of both percentages and dollar amounts, and disaggregation of the reconciling items by nature when they meet a quantitative threshold. The update also includes enhanced disclosure requirements for income taxes paid. The new standard is effective for fiscal periods beginning after December 15, 2024; early adoption is permitted.	The Company is currently reviewing the guidance and evaluating the impact on our Consolidated Financial Statements and related disclosures.
ASU No. 2024-03 Income Statement - Reporting Comprehensive Income-Expense Disaggregation Disclosures (Topic 220), Disaggregation of Income Statement Expenses	This standard requires disclosure of specified information about certain cost and expenses at each interim and annual reporting period. This includes disclosure of the amounts of purchases of inventory, employee compensation, depreciation and intangible asset for each relevant expense caption on the income statement, as well as the total amount of selling expenses. Additionally, the amendments require disclosing a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated. The provisions of the standard are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements.	The Company is currently reviewing the guidance and evaluating the impact on our Consolidated Financial Statements and related disclosures.
ASU No. 2024-04 -Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments	The amendments in this update clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or an extinguishment. The new standard is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted.	The Company is currently reviewing the guidance and evaluating the impact on our Consolidated Financial Statements and related disclosures.
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
The Company recognizes an asset for the incremental, material costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year and the costs are expected to be recovered. These incremental costs include, but are not limited to, sales commissions incurred to obtain a contract with a customer. The Company has elected the practical expedient available under ASC 340-40-25-4 to immediately expense the incremental cost of obtaining a contract when the expected benefit of those costs is less than one year. As of December 31, 2024 and 2023, the Company did not have material incremental costs on any open contracts with an original expected duration of greater than one year.
The Company recognizes an asset for certain, material costs to fulfill a contract if it is determined that the costs relate directly to a contract or an anticipated contract that can be specifically identified, generate or enhance resources that will be used in satisfying performance obligations in the future, and are expected to be recovered. Such costs are amortized on a systematic basis that is consistent with the transfer to the customer of the goods to which the asset relates. Start-up costs are expensed as incurred. Capitalized fulfillment costs are included in Inventories in the accompanying Consolidated Balance Sheets. Should future orders not materialize or it is determined the costs are no longer probable of recovery, the capitalized costs are written off. The Company has capitalized $8.3 million and $4.7 million of costs as of December 31, 2024 and 2023, respectively. Amortization of fulfillment costs recognized within Cost of Products Sold was $3.1 million in 2024. No amortization of fulfillment costs was recorded in 2023 or 2022.
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
On December 31, 2024, we had $599.2 million of remaining performance obligations, which we refer to as total backlog. We expect to recognize approximately $488.8 million of our remaining performance obligations as revenue in 2025.
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
The Company's contract assets and contract liabilities consist primarily of costs and profits in excess of billings and billings in excess of cost and profits, respectively. The following table presents the beginning and ending balances of contract assets and contract liabilities:

(In thousands)	Contract Assets	Contract Liabilities
Beginning Balance, January 1, 2024	$46,321	$22,888
Ending Balance, December 31, 2024	$54,171	$28,171
The increase in contract assets reflects the net impact of new revenue recognized in excess of billings exceeding billing of previously unbilled revenue during the period, partially offset by a $3.5 million revision of estimated costs to complete certain long-term mass transit Test contracts which was recorded in the second quarter of 2024. The revision resulted in reduced revenue recognized during 2024 due to lower estimates of the percentage of work completed on the programs. The increase in contract liabilities reflects the net impact of new customer advances or deferred revenues recorded in excess of revenue recognized.
We recognized $16.8 million and $27.6 million during the year ended December 31, 2024 and 2023, respectively, in revenues that were included in the contract liability balance at the beginning of the period.
The following table presents our revenue disaggregated by Market Segments as of December 31 as follows:

(In thousands)	2024	2023	2022
Aerospace Segment
Commercial Transport	$524,572	$432,199	$314,564
Military Aircraft	88,019	61,617	54,534
General Aviation	74,344	80,842	63,395
Other	19,749	30,172	28,703
Aerospace Total	706,684	604,830	461,196

Test Systems Segment
Government & Defense	88,742	84,376	73,698
Test Systems Total	88,742	84,376	73,698

Total	$795,426	$689,206	$534,894

The following table presents our revenue disaggregated by Product Lines as of December 31 as follows:

(In thousands)	2024	2023	2022
Aerospace Segment
Electrical Power & Motion	$359,043	$268,049	$187,446
Lighting & Safety	179,403	157,434	124,347
Avionics	120,183	113,117	97,234
Systems Certification	17,003	26,255	17,222
Structures	11,303	9,803	6,244
Other	19,749	30,172	28,703
Aerospace Total	706,684	604,830	461,196

Test Systems	88,742	84,376	73,698

Total	$795,426	$689,206	$534,894
NOTE 3 — ACCOUNTS RECEIVABLE
Accounts receivable at December 31 consists of:

(In thousands)	2024	2023
Trade Accounts Receivable	$139,652	$134,980
Unbilled Recoverable Costs and Accrued Profits	54,171	46,321
Total Receivables, Gross	193,823	181,301
Less Allowance for Estimated Credit Losses	(2,377)	(9,193)
Total Receivables, Net	$191,446	$172,108
The following table provides a roll-forward of the allowance for estimated credit losses that is deducted from accounts receivable to present the net amount expected to be collected at December 31:

(In thousands)
Balance at December 31, 2022	$2,630
Bad Debt Expense, Net of Recoveries	7,772
Write-off Charges Against the Allowance and Other Adjustments	(1,209)
Balance at December 31, 2023	9,193
Bad Debt Expense, Net of Recoveries	1,348
Write-off Charges Against the Allowance and Other Adjustments	(8,164)
Balance at December 31, 2024	$2,377
As further described in Note 1, Summary of Significant Accounting Principles and Practices, the Company recorded a $1.0 million and $7.5 million reserve for outstanding receivables for customer bankruptcies within the Aerospace segment in 2024 and 2023, respectively. The reserve associated with the customer bankruptcy in 2023 was subsequently written off in 2024.

NOTE 4 — INVENTORIES
Inventories at December 31 are as follows:

(In thousands)	2024	2023
Finished Goods	$27,941	$29,013
Work in Progress	31,927	32,118
Raw Material	139,873	130,670
Total Inventories	$199,741	$191,801
At December 31, 2024, the Company’s reserve for inventory valuation was $43.3 million, or 17.8% of gross inventory. At December 31, 2023, the Company’s reserve for inventory valuation was $38.5 million, or 16.7% of gross inventory.
As further described in Note 1, Summary of Significant Accounting Principles and Practices, the Company recorded a $1.7 million and $3.6 million reduction in inventory for customer bankruptcies within the Aerospace segment in 2024 and 2023, respectively.
NOTE 5 — PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipment at December 31 are as follows:

(In thousands)	2024	2023
Land	$8,551	$8,606
Building and Improvements	72,150	71,480
Machinery and Equipment	125,874	126,725
Construction in Progress	3,997	4,219
Total Property, Plant and Equipment, Gross	210,572	211,030
Less Accumulated Depreciation	129,885	125,594
Total Property, Plant and Equipment, Net	$80,687	$85,436
NOTE 6 — INTANGIBLE ASSETS
The following table summarizes acquired intangible assets at December 31 as follows:

		2024		2023
(In thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	11 years	$2,146	$2,146	$2,146	$2,146
Non-compete Agreement	4 years	11,082	11,082	11,082	11,072
Trade Names	10 years	11,380	10,351	11,426	9,973
Completed and Unpatented Technology	9 years	47,818	42,617	47,896	38,961
Customer Relationships	15 years	142,065	95,818	142,208	87,186
Total Intangible Assets	13 years	$214,491	$162,014	$214,758	$149,338
Amortization is computed on the straight line method for financial reporting purposes. Amortization expense for intangibles was $12.9 million, $13.9 million and $14.9 million for 2024, 2023 and 2022, respectively.
Based upon acquired intangible assets at December 31, 2024, amortization expense for each of the next five years is estimated to be:

(In thousands)
2025	$10,935
2026	$9,533
2027	$7,825
2028	$7,037
2029	$5,664

NOTE 7 — GOODWILL
The following table summarizes the changes in the carrying amount of goodwill at December 31 as follows:

(In thousands)	Aerospace	Test Systems	Total
Balance at December 31, 2022	$36,534	$21,635	$58,169
Foreign Currency Translations and Other	41	—	41
Balance at December 31, 2023	36,575	21,635	58,210
Foreign Currency Translations and Other	(154)	—	(154)
Balance at December 31, 2024	$36,421	$21,635	$58,056

Goodwill, Gross	$157,122	$21,635	$178,757
Accumulated Impairment Losses	(120,701)	—	(120,701)
Goodwill, Net	$36,421	$21,635	$58,056
The Company’s four reporting units with goodwill as of the first day of our fourth quarters of 2024, 2023 and 2022 were subject to the annual goodwill impairment test. Based on our quantitative assessments of our reporting units performed during our annual goodwill impairment tests, the Company concluded that no impairment to the carrying value of goodwill in any of the Company’s reporting units was indicated and no impairment charges were recognized in 2024, 2023 and 2022.
NOTE 8 — LONG-TERM DEBT
The Company amended its asset-based revolving credit facility (the “ABL Revolving Credit Facility”) on July 11, 2024, by entering into the Seventh Amended and Restated Credit Agreement, which set the maximum aggregate amount that the Company can borrow pursuant to the revolving credit line at $200.0 million, with borrowings subject to a borrowing base determined primarily by inventory, accounts receivable, machinery and equipment and real estate. The Company also entered into a $55.0 million Term Loan Facility on July 11, 2024. The Company repaid in full all outstanding indebtedness under the previous term loan dated January 19, 2023. The payoff amount of approximately $84.5 million consisted of a repayment of the principal amount of approximately $80.3 million, plus accrued but unpaid interest, fees and expenses, including a call premium of 4.00% which satisfied all of the Company’s indebtedness obligations thereunder. The Company funded the repayment of its obligations under the previous agreement with borrowings under the ABL Revolving Credit Facility and the Term Loan Facility.
On November 25, 2024, the Company entered into a second amendment to the ABL Revolving Credit Facility which increased the maximum aggregate amount that the Company can borrow pursuant to the ABL Revolving Credit Facility to $220.0 million from $200.0 million. The maturity date of borrowings under the ABL Revolving Credit Facility remains July 11, 2027. The Company and the applicable lenders also agreed in a separate first amendment to increase the amount of unsecured indebtedness the Company is permitted to incur under the ABL Revolving Credit Facility, subject to completion of the Convertible Notes offering (discussed below).
Under the terms of the ABL Revolving Credit Facility, the Company pays interest on the unpaid principal amount of the ABL Revolving Credit Facility at a rate equal to SOFR plus a term SOFR adjustment in the amount of 0.10% per annum (which collectively shall be at least 1.00%) plus an applicable margin ranging from 2.75% to 3.25% determined based upon the Company’s Excess Availability (as defined in the ABL Revolving Credit Facility). The Company is required to pay a quarterly commitment fee under the ABL Revolving Credit Facility on undrawn revolving credit commitments in an amount equal to 0.25% or 0.375% based on the Company’s average excess availability under the ABL Revolving Credit Facility. On December 31, 2024, there was $10.0 million outstanding on the ABL Revolving Credit Facility and there remained $209.7 million available for future borrowings, net of outstanding letters of credit, before our minimum excess availability requirement discussed below.
Pursuant to the ABL Revolving Credit Facility, the Company is subject to a minimum fixed charge coverage ratio of 1.10 to 1.00. The Company is also required to maintain minimum excess availability of the greater of 10% of the borrowing base under the ABL Revolving Credit Facility, or $15.0 million. As of December 31, 2024, the Company was in compliance with these covenants.
On December 3, 2024, the Company issued $165.0 million aggregate principal amount of the Convertible Notes, which amount includes the additional Convertible Notes issued pursuant to the initial purchasers’ full exercise of their option to purchase additional Convertible Notes. The Convertible Notes bear interest at a rate of 5.500% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2025. The Convertible Notes will mature on

March 15, 2030, unless earlier converted, redeemed or repurchased. The initial conversion rate is 43.6814 shares of common stock per $1,000 principal amount of Convertible Notes, which represent the initial conversion price of $22.89 per share. The Convertible Notes are convertible at the option of the holders at any time on or after December 15, 2029, until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Company will satisfy its conversion obligations by paying and/or delivering, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election. Beginning March 20, 2028, if the Company’s stock price has been at least 130% of the conversion price for a specified period of time, the Convertible Notes may be called at the option of the issuer. Under the same conditions, the Company can elect to redeem the Convertible Notes for cash. After the first quarter of 2025, if the Company’s stock price has been at least 130% of the conversion price for 20 of 30 trading days ending on and including the last trading day of the immediately preceding quarter, the Convertible Notes may be called at the option of the holder. The fair value of the Convertible Notes was approximately $176.9 million as of December 31, 2024 based on quoted prices for these instruments in active markets, and is classified as a Level 1 measurement within the fair value hierarchy.
On December 3, 2024, the Company repaid in full all outstanding indebtedness under the Term Loan Facility. The Term Loan Facility payoff consisted of a repayment of a principal amount of approximately $54.9 million, plus accrued but unpaid interest, fees and expenses, including a call premium of 3.00% which satisfied all of the Company’s indebtedness obligations thereunder. The Company funded the repayment of its obligations under the Term Loan Facility with a portion of the proceeds received from the issuance and sale of the Convertible Notes. Scheduled principal payments of $9.0 million were payable under the Term Loan Facility and were classified as current in the accompanying Consolidated Balance Sheets as of December 31, 2023. The interest rate on current maturities of long-term debt was 14.20% at December 31, 2023.
The Company incurred $12.2 million in incremental debt issuance costs during 2024. All costs are amortized to interest expense over the term of the respective agreement. Debt issuance cost amortization expense was approximately $2.6 million, $3.0 million and $0.8 million in 2024, 2023 and 2022, respectively. Unamortized deferred debt issuance costs associated with the ABL Revolving Credit Facility ($3.0 million as of December 31, 2024) are recorded within Other Assets and those associated with the Convertible Notes ($6.3 million as of December 31, 2024) are recorded as a reduction of the carrying value of the debt on the Consolidated Balance Sheets. The unamortized balance of deferred debt issuance costs on our previous credit facilities of $2.0 million was recorded within Other Assets and $4.3 million was recorded as a reduction of the carrying value of the debt on the Consolidated Balance Sheets at December 31, 2023.
In 2024, the Company recorded a loss on extinguishment of the debt of approximately $10.1 million below Income from Operations, which was comprised of $4.5 million of prepayment fees on the previous term loans and a write-off of $5.6 million of unamortized deferred financing costs. The Company also had a write-off of deferred financing costs of approximately $0.5 million related to the exiting ABL lender in Interest Expense within the Consolidated Statements of Operations.
Certain of the Company’s subsidiaries are borrowers under the ABL Revolving Credit Facility and the assets of such subsidiaries also secure the obligations under the ABL Revolving Credit Facility. In the event of voluntary or involuntary bankruptcy of the Company or any subsidiary, all unpaid principal and other amounts owing under the credit facilities automatically become due and payable. Other events of default, such as failure to make payments as they become due and breach of financial and other covenants, change of control, cross default under other material debt agreements, and a going concern qualification for any reason other than loan maturity date give the agent the option to declare all such amounts immediately due and payable.
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

(In thousands)	2024	2023	2022
Balance at Beginning of the Year	$9,751	$8,009	$8,183
Warranties Issued	12,078	6,260	3,407
Reassessed Warranty Exposure	11	(397)	(65)
Warranties Settled	(3,759)	(4,121)	(3,516)
Balance at End of the Year	$18,081	$9,751	$8,009
Warranties issued in 2024 includes an atypical warranty reserve of $5.2 million related to a new product launch that requires field modification.

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
Any new additional operating and financing lease liabilities and corresponding right-of-use (“ROU”) assets are based on the present value of the remaining minimum rental payments. The Company’s operating lease liability increased approximately $1.0 million as a result of acquiring ROU assets from new leases entered into during the year ended December 31, 2024. In determining the incremental borrowing rate, we have considered borrowing data for secured debt obtained from our lending institution.
The following is a summary of the Company’s ROU assets and lease liabilities at December 31:

(In thousands)	2024	2023
Operating Leases:
Operating Right-of-Use Assets, Gross	$43,626	$43,528
Less Accumulated Right-of-Use Asset Impairment	—	53
Less Accumulated Amortization	20,017	15,566
Operating Right-of-Use Assets, Net	$23,609	$27,909
Short-term Operating Lease Liabilities	$4,697	$5,069
Long-term Operating Lease Liabilities	20,508	24,376
Operating Lease Liabilities	$25,205	$29,445

Finance Leases:
Finance Right-of-Use Assets, Gross	$329	$274
Less Accumulated Amortization	149	80
Finance Right-of-Use Assets, Net — Included in Other Assets	$180	$194
Short-term Finance Lease Liabilities — Included in Other Accrued Expenses	$79	$97
Long-term Finance Lease Liabilities — Included in Other Liabilities	48	104
Finance Lease Liabilities	$127	$201

The following is a summary of the Company’s total lease costs as of December 31:

(In thousands)	2024	2023
Finance Lease Cost:
Amortization of ROU Assets	$76	$54
Interest on Lease Liabilities	10	9
Total Finance Lease Cost	86	63
Operating Lease Cost	6,731	6,352
Impairment Charge of Operating Lease ROU Asset	—	53
Variable Lease Cost	2,550	2,240
Short-term Lease Cost (excluding month-to-month)	178	251
Less Sublease and Rental Income	(969)	(548)
Total Operating Lease Cost	8,490	8,348
Total Net Lease Cost	$8,576	$8,411
The following is a summary of cash paid for amounts included in the measurement of lease liabilities as of December 31:

(In thousands)	2024	2023
Operating Cash Flow for Finance Leases	$10	$9
Operating Cash Flow for Operating Leases	$6,664	$6,180
Financing Cash Flow for Finance Leases	$135	$47
As permitted by ASC 842, leases with expected durations of less than 12 months from inception (i.e. short-term leases) were excluded from the Company’s calculation of its lease liability and ROU asset.
The weighted-average remaining term for the Company’s operating and financing leases are approximately 7 years and 1 year, respectively. The weighted-average discount rates for the Company’s operating and financing leases are approximately 5.8% and 6.3%, respectively.
The following is a summary of the Company’s maturity of lease liabilities:

(In thousands)	Operating Leases	Financing Leases
2025	$5,928	$84
2026	4,503	43
2027	3,802	13
2028	3,620	—
2029	3,024	—
Thereafter	10,161	—
Total Lease Payments	31,038	140
Less: Interest	5,833	13
Total Lease Liability	$25,205	$127
These amounts exclude annual operating lease payments of $3.3 million per year through 2033, which represents legal binding lease payments for leases signed, but not yet commenced.
NOTE 11 — INCOME TAXES
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for the amount of tax benefits which are not more likely than not to be realized.

The provision for (benefit from) income taxes at December 31 consists of the following:

(In thousands)	2024	2023	2022
Current
U.S. Federal	$6,026	$(2,573)	$5,338
State	985	937	(153)
Foreign	1,357	1,600	750
Current	8,368	(36)	5,935

Deferred
U.S. Federal	(14)	(336)	113
State	(98)	583	(239)
Foreign	92	(101)	145
Deferred	(20)	146	19
Total	$8,348	$110	$5,954
The effective tax rates differ from the statutory federal income tax rate as follows:

	2024	2023	2022
Statutory Federal Income Tax Rate	21.0%	21.0%	21.0%
Permanent Items
Stock Compensation Expense	(2.0)%	(1.4)%	(2.2)%
Meals and Entertainment	(1.7)%	—%	—%
Parking Expenses	(1.4)%	—%	—%
Other	(7.4)%	(1.4)%	(0.3)%
Foreign Tax Rate Differential	7.1%	(0.4)%	(2.8)%
State Income Tax, Net of Federal Income Tax Effect	(8.9)%	(4.6)%	1.0%
Research and Development Tax Credits	47.4%	14.1%	7.7%
Change in Valuation Allowance	(172.7)%	(26.1)%	(44.6)%
Net GILTI and FDII Tax Expense (Benefit)	16.4%	(1.0)%	1.8%
Foreign Tax Credit for Dividend Withholding	—%	—%	(1.5)%
Penalties	(3.1)%	—%	—%
Other	(0.8)%	(0.6)%	(0.1)%
Effective Tax Rate	(106.1)%	(0.4)%	(20.0)%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as tax attributes.

Significant components of the Company’s deferred tax assets and liabilities at December 31, are as follows:

(In thousands)	2024	2023
Deferred Tax Assets:
Asset Reserves	$22,293	$19,609
Deferred Compensation	6,096	6,968
Section 163(j) - Interest Expense Limitation	2,982	1,777
State Investment and Research and Development Tax Credit Carryforwards, Net of Federal Tax	1,093	1,430
Customer Advanced Payments and Deferred Revenue	257	870
Net Operating Loss Carryforwards and Other	10,060	11,178
Goodwill and Intangible Assets	890	1,001
ASC 606 Revenue Recognition	374	92
Research & Development Costs	35,061	25,659
Lease Liabilities	6,059	6,952
Other	6,941	5,308
Total Gross Deferred Tax Assets	92,106	80,844
Valuation Allowance	(78,659)	(65,640)
Deferred Tax Assets	13,447	15,204
Deferred Tax Liabilities:
Depreciation	7,771	8,593
ASC 606 Revenue Recognition - Section 481(a) Adjustment	113	227
Lease Assets	5,695	6,595
Earnout Income Accrual	102	99
Other	1,041	997
Deferred Tax Liabilities	14,722	16,511
Net Deferred Tax Liabilities	$(1,275)	$(1,307)
The net deferred tax assets and liabilities presented in the Consolidated Balance Sheets are as follows at December 31:

(In thousands)	2024	2023
Other Assets — Long-term	$159	$—
Deferred Tax Liabilities — Long-term	(1,434)	(1,307)
Net Deferred Tax Liabilities	$(1,275)	$(1,307)
The Company records a valuation allowance against the deferred tax assets if and to the extent it is more likely than not that the Company will not recover the deferred tax assets. In evaluating the need for a valuation allowance, the Company weighs all relevant positive and negative evidence, and considers among other factors, historical financial performance, projected future taxable income, scheduled reversals of deferred tax liabilities, the overall business environment, and tax planning strategies. After considering the losses in recent periods and cumulative pre-tax losses in the three-year period ending with the current year, the Company determined that projections of future taxable income could not be relied upon as a source of income to realize its deferred tax assets. However, the Company is relying on a significant portion of its existing deferred tax liabilities for the realizability of deferred tax assets. As a result, the Company has valuation allowances against its deferred tax assets of approximately $78.7 million, $65.6 million, and $57.4 million during the years ended December 31, 2024, 2023 and 2022, respectively, for the portion of deferred tax assets not realizable by the Company’s existing deferred tax liabilities.
Beginning January 1, 2022, the Tax Cuts and Jobs Act (TCJA) of 2017 eliminated the option to deduct research and development expenditures in the current year and now requires taxpayers to capitalize and amortize research and development costs pursuant to Internal Revenue Code (“IRC”) Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses. As a result of this provision of the TCJA, deferred tax assets related to capitalized research expenses increased by approximately $9.4 million and $5.8 million during the years ended December 31, 2024 and 2023, respectively. The Company maintains a full valuation allowance against this deferred tax asset.

At December 31, 2024, gross federal net operating losses amounted to approximately $1.1 million, which are subject to annual limitations under Internal Revenue Code Section 382. Of these net operating losses, $0.7 million expire in 2038 and the remaining $0.4 million will carryforward indefinitely. The Company maintains a full valuation allowance against this deferred tax asset.
At December 31, 2024, gross state net operating loss carryforwards amounted to approximately $132.6 million. Of these state net operating loss carryforwards, $118.9 million begin to expire at various dates from 2024 through 2044 and the remaining $13.7 million will carryforward indefinitely. The Company maintains a full valuation allowance against this deferred tax asset.
At December 31, 2024, state income tax credit carryforwards amounted to approximately $1.1 million and begin to expire at various dates from 2024 to 2040. Additionally, the Company has approximately $0.2 million of foreign tax credits that it can carry forward through 2027. The Company maintains a full valuation allowance against these credits.
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

(in thousands)	2024	2023	2022
Balance at Beginning of the Year	$100	$443	$1,412
Decreases as a Result of Tax Positions Taken in Prior Years	(100)	(343)	(969)
Balance at End of the Year	$—	$100	$443
There are no material penalties or interest liabilities accrued as of December 31, 2024, 2023, or 2022, nor are any material penalties or interest costs included in expense for each of the years ended December 31, 2024, 2023 and 2022. The years under which we conducted our evaluation coincided with the tax years currently still subject to examination by major federal and state tax jurisdictions, those being 2019 through 2024 for federal purposes and 2017 through 2024 for state purposes.
Pretax income from the Company’s foreign subsidiaries amounted to approximately $9.6 million, $6.5 million and $0.1 million for 2024, 2023 and 2022, respectively. The balance of pretax earnings or loss for each of those years were domestic.
Historically, we have asserted that the unremitted earnings of our foreign subsidiaries were indefinitely reinvested. However, for the years ended December 31, 2024 and 2023, we determined that we could no longer assert indefinite reinvestment on approximately $3.0 million and $1.9 million of the unremitted earnings of Luminescent Systems Canada Inc., respectively. As a result, we have recorded a deferred tax liability of approximately $0.2 million and $0.1 million at December 31, 2024 and 2023 respectively, related to local country withholding taxes that are expected to be incurred upon ultimate repatriation of such earnings. All other foreign unremitted earnings, which total approximately $18.7 million, continue to be indefinitely reinvested. We continue to be permanently reinvested in outside basis differences other than unremitted earnings as we have no plans to liquidate or sell any foreign subsidiaries. In addition, we have not provided deferred taxes on any outside basis differences of our domestic subsidiaries as we have the ability and intent to recover these basis differences in a tax-free manner. It is not practicable to determine the amount of unrecognized deferred tax related to these basis differences.
The Inflation Reduction Act of 2022 (IRA) was signed into law on August 16, 2022. Key provisions under the IRA include a 15% corporate alternative minimum tax imposed on certain large corporations and the extension and expansion of clean energy tax incentives. There were no impacts related to the IRA recorded for the years ending December 31, 2024, 2023, and 2022.
Under an Organization for Economic Co-operation and Development Inclusive Framework, countries that agreed to enact a two-pillar solution aim to address the challenges arising from the digitalization of the world economy (Pillar Two). Pillar Two sets out global minimum Effective Tax Rate (ETR) rules to ensure that large multinational businesses with consolidated revenue over €750 million are subject to a minimum ETR of 15% on income arising in low-tax jurisdictions. Rules under Pillar Two generally became effective beginning January 1, 2024 in most jurisdictions that have issued legislation. The Company will continue to monitor the impact of Pillar Two; however, Pillar Two is currently not applicable as the Company does not meet the threshold of having consolidated revenue over €750 million in two out of the four preceding years.
NOTE 12 — PROFIT SHARING/401K PLAN
The Company offers eligible domestic full-time employees participation in a safe harbor 401K plan. The plan provides for an annual company contribution. In addition, employees may contribute a portion of their salary to the plan. The plan may be amended or terminated at any time.

Total charges to income before income taxes for this plan was approximately $8.9 million, $5.3 million and $4.7 million in 2024, 2023 and 2022, respectively. The Company had funded the contributions in 2022, 2023 and the first quarter of 2024 with treasury stock in lieu of cash and funded the remainder of the 2024 contributions with cash.
NOTE 13 — RETIREMENT PLANS AND RELATED POST RETIREMENT BENEFITS
The Company has two non-qualified supplemental retirement defined benefit plans (“SERP” and “SERP II”) for certain current and retired executive officers. The accumulated benefit obligation of the plans as of December 31, 2024 and 2023 amounts to $21.4 million and $22.0 million, respectively.
The plans provide for benefits based upon average annual compensation and years of service and, in the case of SERP, there are offsets for social security and profit sharing benefits. It is the Company’s intent to fund the plans as plan benefits become payable, since no assets exist at December 31, 2024 or 2023 for either of the plans.
The Company accounts for the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plans in accordance with the recognition and disclosure provisions of ASC Topic 715, Compensation, Retirement Benefits, which requires the Company to recognize the funded status in its balance sheet, with a corresponding adjustment to Accumulated Other Comprehensive Income (“AOCI”), net of tax. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of AOCI. If actuarial gains and losses exceed ten percent of the projected benefit obligation, we amortize them over the average expected future lifetime of participants.
Unrecognized prior service costs of $0.3 million and unrecognized actuarial gains of $4.9 million are included in AOCI at December 31, 2024 and have not yet been recognized in net periodic pension cost.
The reconciliation of the beginning and ending balances of the projected benefit obligation of the plans for the years ended December 31 is as follows:

(In thousands)	2024	2023
Funded Status
Projected Benefit Obligation
Beginning of the Year — January 1	$28,798	$26,210
Service Cost	—	105
Interest Cost	1,371	1,302
Actuarial (Gain) Loss	(6,134)	1,529
Special Termination Benefits	624	—
Benefits Paid	(348)	(348)
End of the Year — December 31	$24,311	$28,798
In 2024, the net actuarial gain of $6.1 million is due to the increase of 69 basis points in the discount rate and change in the bonus scale used to measure the benefit obligation as of December 31, 2024 compared to the prior year. The Company incurred charges of $0.6 million in 2024 associated with a waiver of an early retirement penalty provided by the plan related to a retiring participant. The assumptions used to calculate the projected benefit obligation as of December 31 are as follows:

	2024	2023
Discount Rate	5.48%	4.79%
Future Average Compensation Increases	3.00%	3.00%
The plans are unfunded at December 31, 2024 and are recognized in the accompanying Consolidated Balance Sheets as a current accrued pension liability of $1.0 million and a long-term accrued pension liability of $23.3 million.
The service cost component of net periodic benefit cost is included in SG&A expenses, and all other net periodic benefit costs components (such as interest cost, prior service cost amortization and actuarial gain/loss amortization) are reported outside of operating income, within Other (Income) Expense, Net in the accompanying Consolidated Statements of Operations.

The following table summarizes the components of the net periodic cost for the years ended December 31:

(In thousands)	2024	2023	2022
Net Periodic Cost
Service Cost — Benefits Earned During Period	$—	$105	$138
Interest Cost	1,371	1,302	834
Amortization of Prior Service Cost	386	386	386
Amortization of Losses	738	358	949
Net Periodic Cost	$2,495	$2,151	$2,307
The assumptions used to determine the net periodic cost are as follows:

	2024	2023	2022
Discount Rate	4.79%	5.00%	2.75%
Future Average Compensation Increases	3.00%	2.00% - 3.00%	2.00% - 3.00%
Benefit payments expected in each of the next five years are as follows: 2025 - $1.0 million, 2026 - $0.9 million, 2027 - $0.9 million, 2028 - $1.7 million, and 2029 - $2.0 million. Benefits expected to be paid in the aggregate between 2030 and 2034 are $9.5 million. Given that the plans are unfunded, these amounts are what the Company expects to contribute to the plans in each respective year.
Participants in the SERP are entitled to paid medical, dental and long-term care insurance benefits upon retirement under the plan. The measurement date for determining the plan obligation and cost is December 31. The accumulated postretirement benefit obligation is $0.8 million at December 31, 2024 and 2023. The plan is recognized in the accompanying Consolidated Balance Sheets as a current accrued pension liability of $0.1 million and a long-term accrued pension liability of $0.7 million. The net periodic cost for the years ended December 31, 2024, 2023 and 2022 was not material.
The Company is a participating employer in a trustee-managed multiemployer defined benefit pension plan for employees who participate in collective bargaining agreements. The plan generally provides retirement benefits to employees based on years of service to the Company. Contributions are based on the hours worked and are expensed on a current basis. The plan is 95.3% funded as of January 1, 2024. The Company’s contributions to the plan were $0.9 million in 2024, $0.7 million in 2023 and $0.5 million in 2022. These contributions represent less than 1% of total contributions to the plan.
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
At-the-Market Equity Offering
On August 8, 2023, the Company initiated an at-the-market equity offering program (the “ATM Program”) for the sale from time to time of shares of the Company’s common stock, par value $0.01 per share having an aggregate offering price of up to $30.0 million. During the year ended December 31, 2023, the Company sold 1,334,228 shares of our Common Stock under the ATM Program. The Company generated $21.8 million in aggregate gross proceeds from sales under the ATM Program at an average sale price of $16.31 per share of Common Stock. Aggregate net proceeds from the ATM Program were $21.3 million after deducting related expenses, including commissions to the Sales Agents and issuance costs. No shares were sold under the ATM Program in 2024. As of December 31, 2024, the Company had remaining capacity under the ATM Program to sell shares of Common Stock having an aggregate offering price up to approximately $8.2 million.
Reserved Common Stock
At December 31, 2024, approximately 8.1 million shares of Common Stock were reserved for issuance upon conversion of the Class B stock, exercise of stock options, issuance of restricted stock and purchases under the Employee Stock Purchase Plan. Class B Stock is identical to Common Stock, except Class B Stock has ten votes per share, is automatically converted to Common Stock on a one-for-one basis when sold or transferred other than via gift, devise or bequest and cannot receive dividends unless an equal or greater amount of dividends is declared on Common Stock.

Comprehensive Loss and Accumulated Other Comprehensive Loss
Comprehensive income or loss consists of net income or loss and the after-tax impact of retirement liability adjustments. No income tax effect is recorded for currency translation adjustments.
The components of accumulated other comprehensive loss are as follows:

(In thousands)	2024	2023
Foreign Currency Translation Adjustments	$(8,222)	$(6,351)
Retirement Liability Adjustment – Before Tax	2,077	(5,357)
Tax Benefit	2,282	2,282
Retirement Liability Adjustment – After Tax	4,359	(3,075)
Accumulated Other Comprehensive Loss	$(3,863)	$(9,426)
In 2024, 2023 and 2022, no tax benefit was recognized as the Company had recorded a full valuation allowance on the deferred tax asset associated with the retirement liability.
The components of other comprehensive income are as follows:

(In thousands)	2024	2023	2022
Foreign Currency Translation Adjustments	$(1,871)	$984	$(1,928)
Retirement Liability Adjustment	7,434	(884)	6,897
Other Comprehensive Income	$5,563	$100	$4,969
NOTE 15 — LOSS PER SHARE
Loss per share computations are based upon the following table:

(In thousands, except per share data)	2024	2023	2022
Net Loss	$(16,215)	$(26,421)	$(35,747)
Basic Earnings Weighted Average Shares	35,037	33,104	32,164
Net Effect of Dilutive Stock Options	—	—	—
Diluted Earnings Weighted Average Shares	35,037	33,104	32,164
Basic Loss Per Share	$(0.46)	$(0.80)	$(1.11)
Diluted Loss Per Share	$(0.46)	$(0.80)	$(1.11)
Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted earnings per share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. The Company includes the dilutive effect of shares issuable upon conversion of its Convertible Notes in the calculation of diluted income per share using the if-converted method. The Company has the option for the Convertible Notes to settle the conversion value in any combination of cash or shares, and as such, the maximum number of shares issuable are included in the dilutive share count if the effect would be dilutive. The Company incurred a net loss for the years ended December 31, 2024, 2023, and 2022, therefore all outstanding stock options, unvested restricted stock units and the effect of the Convertible Notes are excluded from the computation of diluted loss per share because the effect of their inclusion would be antidilutive.
Antidilutive shares excluded from diluted loss per share computations were as follows:

(In thousands)	2024	2023	2022
Stock Options and Unvested RSUs	1,040	767	1,380
Convertible Notes	553	—	—
Total Antidilutive Securities	1,593	767	1,380
The Company funded substantially all of its 2023 and a portion of its 2024 401K contributions outstanding with treasury stock in lieu of cash, and returned to cash contributions in the second quarter of 2024. The earnings per share computations for the year ended December 31, 2023 are inclusive of approximately 0.1 million in shares outstanding for the equivalent shares needed to fulfill the period’s 401K obligation using the closing share price as of December 31, 2023.

NOTE 16 — EQUITY COMPENSATION
The Company has equity compensation plans that authorize the issuance of restricted stock units or options for shares of Common Stock to directors, officers and key employees. Equity-based compensation is designed to reward long-term contributions to the Company and provide incentives for recipients to join and to remain with the Company. The exercise price of stock options, determined by a committee of the Board of Directors, is equal to the fair market value of the Common Stock on the grant date. Options become exercisable over periods not exceeding ten years and must be exercised within ten years from the grant date. The Company’s practice has been to issue new shares upon the exercise of the options.
The Company established its 2011 Incentive Stock Option Plan for the purpose of attracting and retaining executive officers and key employees, and to align management’s interest with those of the shareholders. At December 31, 2024, the Company had options outstanding for 124,143 shares under the plans.
The Company established the 2005 Directors Stock Option Plan for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors, and to align their interest with those of the shareholders. At December 31, 2024, the Company had options outstanding for 28,254 shares under the plans.
During 2017, the Company established the Astronics Corporation 2017 Long Term Incentive Plan for the purpose of attracting and retaining directors, executive officers and key employees, and to align management’s interest with those of the shareholders. The Long Term Incentive Plan contemplates the use of a mix of equity award types. For stock options, the exercise price is equal to the share price on the date of grant. Upon inception, the remaining options available for future grant under the 2011 Incentive Stock Option Plan and the 2005 Directors Stock Option Plan were rolled in the Long Term Incentive Plan, and no further grants may be made out of those plans. The Long Term Incentive Plan was amended and restated in May 2021. At December 31, 2024, the Company had stock options and RSUs outstanding that covered 1,963,720 shares under the Long Term Incentive Plan, and there were 278,560 shares available for future grant under this plan.
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
The following table provides compensation expense information based on the fair value of stock options and RSUs for the years ended December 31 as follows:

(In thousands)	2024	2023	2022
Equity-based Compensation Expense	$8,570	$7,198	$6,497
Tax Benefit	(1,564)	(1,259)	(1,068)
Equity-based Compensation Expense, Net of Tax	$7,006	$5,939	$5,429
Tax benefit excludes the impact of valuation allowances recorded against deferred tax assets. In the fourth quarter of 2024, the Company entered into a Transition and Retirement Agreement with its former CFO, which granted certain benefits related to the retirement. Equity-based Compensation Expense includes $0.6 million related with accelerated RSU vesting pursuant to that Agreement.
Stock Options

	2024	2023	2022
Weighted Average Fair Value of the Options Granted	$10.55	$8.39	$5.97

The weighted average fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2024	2023	2022
Risk-free Interest Rate	4.13%	4.20% - 4.33%	3.48% - 3.62%
Dividend Yield	—%	—%	—%
Volatility Factor	0.61	0.58	0.61
Expected Life in Years	7 years	3 - 7 years	5 - 9 years
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
A summary of the Company’s stock option activity and related information for the year ended December 31 is as follows:

	2024
(Aggregate intrinsic value in thousands)	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1	1,410,984	$19.47	$—
Options Granted	75,800	$16.55	$—
Options Exercised	—	$—	$—
Options Forfeited / Expired	(65,291)	$31.35	$—
Outstanding at December 31	1,421,493	$18.77	$—
Exercisable at December 31	1,084,536	$20.31	$—
The aggregate intrinsic value in the preceding table represents the total pretax option holder’s intrinsic value, based on the closing stock price of the Company’s Common Stock which would have been received by the option holders had all option holders exercised their options as of that date. The closing stock price of the Company’s Common Stock was $15.96, $17.42 and $10.30 as of December 31, 2024, 2023 and 2022, respectively. As the stock price of $15.96 was below the weighted average exercise price, intrinsic value is zero.
The weighted average fair value of options vested during 2024, 2023 and 2022 was $7.30, $11.53 and $12.89, respectively. The total fair value of options that vested during the year amounted to $2.1 million, $3.0 million and $2.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. At December 31, 2024, total compensation costs related to non-vested option awards not yet recognized amounts to $3.0 million and will be recognized over a weighted average period of approximately one year.
The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of December 31, 2024:

	Outstanding			Exercisable
Exercise Price Range	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$9.74 – $16.55	945,850	7.5	$12.44	608,894	7.2	$11.68
$22.93 – $35.61	471,079	3.3	$31.21	471,078	3.3	$31.21
$45.89 – $45.89	4,564	0.2	$45.89	4,564	0.2	$45.89
	1,421,493	6.1	$18.77	1,084,536	5.5	$20.31
Restricted Stock Units
The fair value of each RSU granted is equal to the fair market value of the Company’s Common Stock on the date of grant. The RSUs granted to employees generally cliff vest three years from the date of grant, while RSUs granted to directors cliff vest six months from the date of grant.

A summary of the Company’s RSU activity and related information for the year ended December 31 is as follows:

	2024
	RSU Shares	Weighted Average Grant Date Fair Value
Unvested at January 1	654,160	$11.05
Granted	295,496	$18.91
Vested	(222,138)	$16.77
Forfeited	(32,894)	$14.61
Unvested at December 31	694,624	$12.39
Included in total equity-based compensation expense for the year ended December 31, 2024 was $5.3 million related to RSUs. At December 31, 2024, total compensation costs related to non-vested awards not yet recognized amounts to $3.7 million and will be recognized over a weighted average period of approximately two years.
Employee Stock Purchase Plan
In addition to the stock options and RSUs discussed above, the Company has established the Employee Stock Purchase Plan to encourage employees to invest in the Company. The plan provides employees the opportunity to invest up to the IRS annual maximum of approximately $25,000 in the Company’s common stock at a price equal to 85% of the fair market value of the Company’s common stock, determined each October 1. Employees are allowed to enroll annually. Employees indicate the aggregate value of shares they wish to obtain through the program and their intention to pay for the shares through payroll deductions over the annual cycle of October 1 through September 30. Employees can withdraw anytime during the annual cycle, and all money withheld from the employees’ pay is returned. If an employee remains enrolled in the program, enough money will have been withheld from the employees’ pay during the year to pay for all the shares that the employee opted for under the program. At December 31, 2024, employees had subscribed to purchase 185,326 shares at $16.60 per share. The weighted average fair value of the options was approximately $5.02, $4.94 and $2.39 for options granted during the year ended December 31, 2024, 2023 and 2022, respectively.
The fair value for the options granted under the Employee Stock Purchase Plan was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2024	2023	2022
Risk-free Interest Rate	3.96%	5.49%	4.01%
Dividend Yield	—%	—%	—%
Volatility Factor	0.41	0.56	0.50
Expected Life in Years	1.0	1.0	1.0
NOTE 17 — FAIR VALUE
On a Recurring Basis:
A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. There were no financial assets or liabilities carried at fair value measured on a recurring basis at December 31, 2024 or 2023.
On a Non-recurring Basis:
Long-lived assets are evaluated for recoverability whenever adverse effects or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability test consists of comparing the undiscounted projected cash flows of the asset or asset group (which are Level 3 inputs) with the asset of asset group’s carrying amount. Should the carrying amount exceed undiscounted projected cash flows, an impairment loss would be recognized to the extent the carrying amount exceeds fair value. There were no impairment charges related to long-lived assets in 2024, 2023 or 2022 and no long-lived assets are required to be measured at fair value for purposes of the long-lived asset recoverability test.

Due to their short-term nature, the carrying value of cash and equivalents, restricted cash, accounts receivable and accounts payable approximate fair value. The carrying value of the Company’s variable rate long-term debt instruments also approximates fair value due to the variable rate feature of these instruments. Refer to Note 8, Long-Term Debt, for additional information relating to the fair value of the Company's outstanding fixed-rate Convertible Notes.
NOTE 18 — SELECTED QUARTERLY FINANCIAL INFORMATION
The following table summarizes selected quarterly financial information for 2024 and 2023:

	Quarter Ended
(Unaudited)	December 31,	December 31,
(In thousands, except for per share data)	2024	2023
Sales	$208,540	$195,292
Gross Profit (Sales Less Cost of Products Sold)	$50,054	$39,973
Income Before Income Taxes	$576	$1,534
Net (Loss) Income	$(2,832)	$6,976
Basic (Loss) Earnings Per Share	$(0.08)	$0.20
Diluted (Loss) Earnings Per Share	$(0.08)	$0.20
Income before taxes in 2024 includes an increase in litigation-related legal expenses and legal reserve adjustments of $7.0 million compared to the prior-year period, and a loss on extinguishment of the debt of $3.2 million.
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
After the accounting, Lufthansa is expected to enforce its claim for damages in separate court proceedings. These proceedings would most likely be tried before the Mannheim Court again, which makes it probable that the Mannheim Court will determine the damages for the indirect sales based on the same principles as in the direct sales proceedings (unless the latter ruling of the Mannheim Court is reversed on appeal). Based on the information available and the determination of the damages in the direct sales claim discussed above, we estimated that the Company’s total exposure related to these matters that was probable and that could be reasonably estimated at December 31, 2024, was approximately $11.6 million plus accrued interest. Accrued interest on the indirect damages reserve was estimated using the same interest rate as the direct damages. Approximately $0.7 million, $0.7 million, and $0.6 million was recorded within Selling, General and Administrative Expenses in the Company’s Consolidated Statements of Operations for each of 2024, 2023 and 2022, respectively, for additional interest accrued during such periods.
In connection with the indirect sales claims, we currently believe it is unlikely that the appeals process will be completed and any damages and related interest will be paid before December 31, 2025. Therefore, the liability related to this matter (inclusive of accrued interest), totaling $17.1 million, is classified within other liabilities (non-current) in the Consolidated Balance Sheets at December 31, 2024 and 2023. This amount may be adjusted depending on the decision of the Court on the direct sales damages appeal referred to previously.
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
On December 4, 2020, the Court held the French patent invalid for all asserted claims. There can consequently be no finding of infringement on first instance. Lufthansa has appealed this judgment. The appeal hearing took place on December 8, 2022, and on February 24, 2023, the Court upheld the first instance judgment in favor of AES. Lufthansa lodged an appeal before the French Supreme Court; the French Supreme Court will review the Court of Appeal of Paris’ reasoning around the nullification of one of the claims of the patent. AES filed briefs with the French Supreme Court on January 22, 2024 and on September 11, 2024 in response to Lufthansa’s appeal. The written phase of the procedure was closed in January 2025 and a decision from this Court is currently expected in March 2025. As loss exposure is not probable and estimable at this time, the Company has not recorded any liability with respect to the French matter as of December 31, 2024 or December 31, 2023.
In the UK matter, the Court held the UK patent valid and 3 out of 4 asserted claims infringed in June 2020. In contrast to the decisions in Germany, the UK Court found that the modified components infringed a valid claim of the patent, and accordingly, the period for which AES or its customers would be liable in connection with direct sales into the UK extends until the expiration of the patent in May 2018. While AES appealed the ruling, the Court dismissed the appeal on all grounds. Lufthansa sought an account of the profits that AES and certain of its customers had made from UK sales. The trial of that issue took place in October 2024. Both the Company and Lufthansa submitted to the UK High Court of Justice calculations of the estimated profits derived from the reports of the parties’ respective financial experts.
The account of profits trial judgment was published on February 21, 2025. The February 2025 judgment quantified the amount payable in aggregate in respect of the profits derived from infringing Lufthansa’s UK patent by the defendants as $11.9 million. Any additional amounts required to be paid by the Company related to certain other factors peripheral to the damages award, including potential reimbursement of legal fees related to the damages proceedings, will be determined at follow-up hearings expected to occur in the first half of 2025. The Company is unable to estimate a range of exposure, if any, related to such peripheral issues, and as such, has not recorded any additional liabilities at this time
It is expected that one or more of the parties may seek permission to appeal the February 21, 2025 judgment; permission to appeal is not assured under English law. The Company expects that payment of the ordered liability will be required in the second quarter of 2025, and that an appeal, if any, would likely be heard in early 2026.
Accordingly, the Company recorded additional expense of $4.8 million in the quarter ended December 31, 2024, within Selling, General and Administrative Expenses in the Company’s Consolidated Statements of Operations. The $11.9 million liability related to this matter is classified within Accrued Expenses and Other Current Liabilities in the accompanying Consolidated Balance Sheets as of December 31, 2024. The liability related to this matter was $7.4 million as of December 31, 2023, classified within Other Liabilities (non-current) in the Company’s Consolidated Balance Sheet at such date.
Separate from payment of profits from the February 2025 judgment discussed above, as a result of the first instance judgement in their favor, Lufthansa was entitled to reimbursement from AES of a proportion of its legal expenditures in the UK case. An interim reimbursement was paid to Lufthansa in August 2020. As a result of the appeal decision, Lufthansa will be entitled to reimbursement from AES of a larger proportion of its first instance legal expenditures, as well as a portion of its legal expenditures associated with the appeal. A liability for reimbursement of Lufthansa’s legal expenses associated with the UK matter for the June 2022 trial and the appeal of that decision was approximately $1.0 million and $0.7 million on December 31, 2024 and December 31, 2023, respectively, which is expected to be paid within the next twelve months and, as such, is classified in Accrued Expenses and Other Current Liabilities in the accompanying Consolidated Condensed Balance Sheet as of December 31, 2024 and December 31, 2023. In the normal course, a defendant in the Company’s position would be ordered to make a partial reimbursement of Lufthansa’s legal costs. Whether that is the case and the amount depends on a number of variables including the size of the order for payment of profits. Additional amounts may be payable by the Company associated with Lufthansa’s legal fees incurred related to the account of profits proceedings, but the Company is unable to estimate a range of exposure and as such has not recorded any additional liabilities at this time.
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
There were no other significant developments in any of these matters during the year ended December 31, 2024.
Other
On March 23, 2020, Teradyne, Inc. filed a complaint against the Company and its subsidiary, Astronics Test Systems (“ATS”) (together, “the Defendants”) in the United States District Court for the Central District of California alleging patent and copyright infringement, and certain other related claims. The Defendants moved to dismiss certain claims from the case. On November 6, 2020, the Court dismissed the Company from the case, and also dismissed a number of claims, though the patent and copyright infringement claims remained. The case proceeded to discovery. In addition, on December 21, 2020, ATS filed a petition for inter partes review (“IPR”) with the US Patent Trial and Appeal Board (“PTAB”), seeking to invalidate the subject patent, and on July 21, 2021, the PTAB instituted IPR. The PTAB issued its decision on July 20, 2022, in which it invalidated all of Teradyne’s patent claims. Teradyne did not appeal the decision. On June 5, 2023, the parties attended a court-ordered mediation but did not reach a settlement. After the mediation, Teradyne agreed to drop its remaining state law claims in exchange for ATS dropping one of its defenses, leaving only its copyright claim. On December 7, 2023, the District Court granted ATS’s motion for summary judgment on its affirmative defense of fair use. The Court subsequently entered final judgment in favor of ATS on December 14, 2023. Teradyne appealed to the United States Court of Appeals for the Ninth Circuit. On January 30, 2025, the Ninth Circuit affirmed the District Court’s grant of summary judgment. Teradyne may pursue an appeal by petitioning the United States Supreme Court for a writ of certiorari. It is unknown at this time whether Teradyne will pursue either option, or, if it does, whether the United States Supreme Court will grant a writ of certiorari. No amounts have been accrued for this matter in the December 31, 2024 or 2023 financial statements, as loss exposure was neither probable nor estimable at such times.
Other than these proceedings, we are not party to any significant pending legal proceedings that management believes will result in a material adverse effect on our financial condition or results of operations. Accrued legal fees were $6.5 million and $7.9 million as of December 31, 2024 and 2023, respectively.

NOTE 20 — SEGMENTS
The Company reports segment information based on the management approach, which designates the internal reporting used by the Chief Operating Decision Maker (“CODM”) for making decisions and assessing performance as the source of the Company’s reportable segments. The CODM, which is the Company’s Chief Executive Officer, allocates resources and assesses the performance of each operating segment based on historical and potential future product sales, gross margin associated with those sales, and operating income (loss) before interest, taxes, and corporate expenses. The Company has determined its reportable segments to be Aerospace and Test Systems based on the information used by the CODM.
Segment information and reconciliations to consolidated amounts for the years ended December 31 are as follows:

(In thousands)	2024	2023	2022
Sales:
Aerospace	$706,746	$605,001	$461,206
Less Inter-segment Sales	(62)	(171)	(10)
Total Aerospace Sales	706,684	604,830	461,196

Test Systems	88,874	84,376	73,717
Less Inter-segment Sales	(132)	—	(19)
Test Systems	88,742	84,376	73,698
Total Consolidated Sales	$795,426	$689,206	$534,894
Less[1]
Cost of Products Sold:
Aerospace	$549,017	$499,948	$399,834
	77.7%	82.7%	86.7%
Test Systems	$78,067	$68,462	$63,520
	88.0%	81.1%	86.2%
Other Segment Items[2]
Aerospace	$95,261	$80,253	$63,245
Test Systems	$19,152	$24,659	$18,296

Operating Income (Loss) and Margins:
Aerospace	$62,406	$24,629	$(1,883)
	8.8%	4.1%	(0.4)%
Test Systems	(8,477)	(8,745)	(8,118)
	(9.6)%	(10.4)%	(11.0)%
Total Operating Income (Loss)	$53,929	$15,884	$(10,001)
	6.8%	2.3%	(1.9)%
Additions to (Deductions from) Operating Profit:
Net Gain on Sale of Businesses	$—	$3,427	$11,284
Loss on Extinguishment of Debt	(10,148)	—	—
Interest Expense, Net of Interest Income	(21,998)	(23,328)	(9,422)
Corporate and Other Expenses, Net	(29,650)	(22,294)	(21,654)
Loss before Income Taxes	$(7,867)	$(26,311)	$(29,793)

[1] The significant expenses and amounts presented align with the segment-level information that is regularly provided to the CODM. Inter-segment expenses are included within the amounts shown.
[2] Other segment items include Selling, General and Administrative Expenses and sublease and rental income.

(In thousands)	2024	2023	2022
Depreciation and Amortization:
Aerospace	$19,458	$20,801	$22,384
Test Systems	4,813	5,068	4,341
Corporate	195	235	1,052
Total Depreciation and Amortization	$24,466	$26,104	$27,777

Assets:
Aerospace	$498,528	$493,660
Test Systems	128,828	122,681
Corporate	21,408	17,451
Total Assets	$648,764	$633,792
Capital Expenditures:
Aerospace	$7,346	$5,003	$4,289
Test Systems	1,066	2,640	3,299
Corporate	16	—	87
Total Capital Expenditures	$8,428	$7,643	$7,675
During the year ended December 31, 2024 and 2023, reserves associated with customer bankruptcies of $3.2 million and $11.1 million, respectively, negatively impacted Aerospace Operating Income. Aerospace Operating Income in the years ended December 31, 2024 and 2023 include compensation expense related to resumed incentive programs including bonuses, 401K and profit sharing contributions of $19.9 million and $6.7 million, respectively. In the year ended December 31, 2022, $6.0 million of the AMJP grant was recognized as an offset to the cost of products sold in the Aerospace segment.
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
The following table summarizes the Company’s sales into the following geographic regions for the years ended December 31:

(In thousands)	2024	2023	2022
United States	$593,943	$518,096	$419,431
North America (excluding United States)	13,107	14,878	9,222
Asia	44,176	26,165	21,242
Europe	139,384	123,682	78,625
South America	1,445	2,071	3,629
Other	3,371	4,314	2,745
Total	$795,426	$689,206	$534,894
The following table summarizes the Company’s property, plant and equipment by country for the years ended December 31:

(In thousands)	2024	2023
United States	$73,749	$77,939
France	5,625	6,417
India	357	487
Canada	956	593
Total	$80,687	$85,436
Sales recorded by the Company’s foreign operations were $82.1 million, $69.3 million and $50.0 million in 2024, 2023 and 2022, respectively. Net income (loss) from foreign operations was $7.6 million, $5.3 million and $(0.2) million in 2024, 2023 and 2022, respectively. Net assets held outside of the U.S. total $41.3 million and $39.1 million at December 31, 2024 and 2023, respectively. The exchange gain (loss) included in determining net income (loss) was insignificant in 2024, 2023 and 2022. Cumulative translation adjustments amounted to $8.2 million and $6.4 million at December 31, 2024 and 2023, respectively.
The Company has a significant concentration of business with The Boeing Company (“Boeing”). Sales to Boeing are primarily in the Aerospace segment. The following is information relating to the activity with this customer:

	2024	2023	2022
Percent of Consolidated Sales
Boeing	10.2%	11.0%	11.0%

(In thousands)	2024	2023
Accounts Receivable at December 31,
Boeing	$10,474	$17,314
NOTE 21 — DIVESTITURE ACTIVITIES
Semiconductor Test Business
On February 13, 2019, the Company completed a divestiture of its semiconductor business within the Test Systems segment. The total proceeds of the divestiture included two elements of contingent earnouts. The “First Earnout” was calculated based on a multiple of all future sales of existing and certain future derivative products to existing and future customers in each annual period from 2019 through 2022. The First Earnout was capped at $35.0 million in total. The “Second Earnout” was calculated based on a multiple of future sales related to an existing product and program with an existing customer exceeding an annual threshold for each annual period from 2019 through 2022. The Second Earnout was not capped. For the Second Earnout, if the applicable sales in an annual period did not exceed the annual threshold, no amounts would be paid relative to such annual period; the sales in such annual period did not carry over to the next annual period. Due to the degree of uncertainty associated with estimating the future sales levels of the divested business and its underlying programs, and the lack of reliable predictive market information, the Company elected an accounting policy to recognize such earnout proceeds, if received, as additional gain on sale when such proceeds are realized or realizable. We consider the proceeds realizable when we have received communication from the purchaser of its calculation of the earnout and the parties reach agreement on the calculation. No amounts were payable to the Company under either earnout for the calendar 2019 earnout. The Company agreed to an earnout payment of $10.7 million for the calendar 2020 earnout, which was recorded in the fourth quarter of 2021 as Other Income and was paid to the Company in early January 2022. In March 2022, the Company agreed with the earnout calculation for the calendar 2021 earnout in the amount of $11.3 million. The Company recorded the gain and received the payment in the first quarter of 2022. In March 2023, the Company agreed with the final earnout calculation for the calendar 2022 earnout for $3.4 million. The Company recorded the gain and received the payment in the first quarter of 2023.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

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
Management’s Report on Internal Control over Financial Reporting
See the report appearing in Item 8, Financial Statements and Supplementary Data, under the heading “Management’s Report on Internal Control Over Financial Reporting.”
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
Securities Trading Plans of Directors and Officers
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding directors is contained under the captions “Proposal 1: Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference to the Company’s 2025 Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.
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
The Company has insider trading policies and procedures that govern the purchase, sale and other dispositions of its securities by directors, officers, employees and agents of the Company. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. A copy of our Insider Trading Policy is filed with this report as Exhibit 19.
The other information required by Item 10 is incorporated herein by reference from the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.
ITEM 11.     EXECUTIVE COMPENSATION
The information contained under the caption “Executive Compensation”, “Summary Compensation Table” and “Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference from the 2025 Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” is incorporated herein by reference from the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information contained under the captions “Certain Relationships and Related Party Transactions” and “Proposal 1: Election of Directors” is incorporated herein by reference from the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information contained under the caption “Audit and Non-Audit Fees” is incorporated herein by reference from the Company’s 2025 Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a.The documents filed as a part of this report are as follows:
1.The following financial statements are included:
i.Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022
ii.Consolidated Statements of Comprehensive Loss for the years ended December 31, 2024, 2023 and 2022
iii.Consolidated Balance Sheets as of December 31, 2024 and 2023
iv.Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
v.Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2024, 2023 and 2022
vi.Notes to Consolidated Financial Statements
vii.Reports of Independent Registered Public Accounting Firm (PCAOB ID: 42)
viii.Management’s Report on Internal Control Over Financial Reporting
2.     Financial Statement Schedule
Schedule II. Valuation and Qualifying Accounts
All other consolidated financial statement schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the Consolidated Financial Statements or the notes thereto.
3.    Exhibits

Exhibit No.	Description

1.1	Equity Distribution Agreement, between Astronics Corporation and Wells Fargo Securities, LLC and HSBC Securities (USA) Inc., as agents, incorporated by reference to Exhibit 1.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 8, 2023 (File No. 000-07087).

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC March 7, 2014 (File No. 000-07087).

3.2	By-Laws, as amended, incorporated by reference to Exhibit 3(b) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 4, 2022.

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Astronics Corporation, incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed with the SEC on July 1, 2016 (File No. 000-07087).

3.4	Certificate of Amendment of the Restated Certificate of Incorporation of Astronics Corporation, incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 24, 2023 (File No. 000-07087).

4.1	Description of Registrant’s Securities, incorporated by reference to Exhibit 4(a) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 10, 2023 (File No. 000-07087).

4.2	Indenture, between Astronics Corporation and U.S. Bank Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 3, 2024 (File No. 000-07087).

4.3	Form of 5.500% Convertible Senior Notes due 2030, incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed with the SEC on December 3, 2024 (File No. 000-07087).

10.1#	Restated Thrift and Profit Sharing Retirement Plan, incorporated by reference to Exhibit 10.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 3, 2011 (File No. 000-07087).

10.2#	Non-Qualified Supplemental Retirement Plan, incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 3, 2011 (File No. 000-07087).

10.3#	Employment Termination Benefits Agreement, dated December 16, 2003, between Astronics Corporation and Peter J. Gundermann, President and Chief Executive Officer of Astronics Corporation, incorporated by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 3, 2011 (File No. 000-07087).

10.4#	Employment Termination Benefits Agreement, dated December 16, 2003, between Astronics Corporation and David C. Burney, Vice President and Chief Financial Officer of Astronics Corporation, incorporated by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 3, 2011 (File No. 000-07087).

10.5#	2005 Director Stock Option Plan, incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 3, 2011 (File No. 000-07087).

10.6#	Amended and Restated Supplemental Retirement Plan, incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 22, 2013 (File No. 000-07087).

10.7#	First Amendment of the Employment Termination Benefits Agreement, dated December 30, 2008, between Astronics Corporation and Peter J. Gundermann, President and Chief Executive Officer of Astronics, incorporated by reference to Exhibit 10.11 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 11, 2009 (File No. 000-07087).

10.8#	First Amendment of the Employment Termination Benefits Agreement, dated December 30, 2008, between Astronics Corporation and David C. Burney, Vice President and Chief Financial Officer of Astronics Corporation, incorporated by reference to Exhibit 10.12 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 11, 2009 (File No. 000-07087).

10.9#	Employment Termination Benefits Agreement, dated February 18, 2005, between Astronics Corporation and Mark A. Peabody, Executive Vice President of Astronics Advanced Electronic Systems, Inc., incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 3, 2011 (File No. 000-07087).

10.10#	First Amendment of the Employment Termination Benefits Agreement, dated December 31, 2008, between Astronics Corporation and Mark A. Peabody, Executive Vice President of Astronics Advanced Electronic Systems, Inc., incorporated by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 3, 2011 (File No. 000-07087).

10.11#	Form of Indemnification Agreement as executed by each of Astronics Corporation’s Directors and Executive Officers, incorporated by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 3, 2011 (File No. 000-07087).

10.12#	2011 Employee Stock Option Plan, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 filed with the SEC on August 4, 2011 (File No. 000-07087).

10.13#	Supplemental Retirement Plan II, incorporated by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 22, 2013 (File No. 000-07087).

10.14#	Astronics Corporation Amended and Restated 2017 Long Term Incentive Plan, incorporated by reference to Exhibit A to the registrant’s Definitive Proxy Statement on Schedule 14A for the 2021 Annual Meeting of Shareholders, filed with the SEC on April 13, 2021.

10.15#	Form of Stock Option Agreement (Named Executive Officers) under Amended and Restated 2017 Long Term Incentive Plan, incorporated by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 10, 2023 (File No. 000-07087).

10.16#	Form of Performance Based Vesting RSU Agreement (Named Executive Officers) under Amended and Restated 2017 Long Term Incentive Plan, incorporated by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 10, 2023 (File No. 000-07087).

10.17#	Form of Time-Based Vesting RSU Agreement (Directors) under Amended and Restated 2017 Long Term Incentive Plan, incorporated by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 10, 2023 (File No. 000-07087).

10.18#	Form of Time-Based Vesting RSU Agreement (Key Employees) under Amended and Restated 2017 Long Term Incentive Plan, incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 10, 2023 (File No. 000-07087).

10.19	Seventh Amended and Restated Credit Agreement, by and among Astronics Corporation, the other borrowers and guarantors signatory thereto, HSBC Bank USA, National Association, as agent for the lenders, and the lenders signatory thereto, incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 11, 2024 (File No. 000-07087).

10.20#	Transition and Retirement Agreement dated October 11, 2024, by and between David C. Burney and the Company, incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 15, 2024 (File No. 000-07087).

10.21*	First Amendment to Seventh Amended and Restated Credit Agreement, by and among Astronics Corporation, the other borrowers and guarantors signatory thereto, HSBC Bank USA, National Association, as agent for the lenders, and the lenders signatory thereto.

10.22	Second Amendment to Seventh Amended and Restated Credit Agreement, by and among Astronics Corporation, the other borrowers and guarantors signatory thereto, HSBC Bank USA, National Association, as agent for the lenders, and the lenders signatory thereto, incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 25, 2024 (File No. 000-07087).

19*	Insider Trading Policy

21*	Subsidiaries of the Registrant.

23*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Policy for the Recovery of Erroneously Awarded Compensation, incorporated by reference to Exhibit 97 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 5, 2024 (File No. 000-07087).

101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Item 8, Financial Statements and Supplementary Data, of this report.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
#	Identifies a management contract or compensatory plan or arrangement as required by Item 15(a)(3) of Form 10-K.

SCHEDULE II
Valuation and Qualifying Accounts

Year	Description	Balance at the Beginning of Period	Additions Charged to Cost and Expense	Write-Offs/Other	Balance at End of Period
(In thousands)
2024	Allowance for Estimated Credit Losses	$9,193	$1,348	$(8,164)	$2,377
	Reserve for Excess and Obsolete Inventories	$38,539	$12,434	$(7,631)	$43,342
	Deferred Tax Valuation Allowance	$65,640	$14,543	$(1,524)	$78,659
2023	Allowance for Estimated Credit Losses	$2,630	$7,772	$(1,209)	$9,193
	Reserve for Excess and Obsolete Inventories	$36,817	$8,229	$(6,507)	$38,539
	Deferred Tax Valuation Allowance	$57,369	$8,096	$175	$65,640
2022	Allowance for Estimated Credit Losses	$3,183	$565	$(1,118)	$2,630
	Reserve for Excess and Obsolete Inventories	$33,775	$2,850	$192	$36,817
	Deferred Tax Valuation Allowance	$43,519	$15,236	$(1,386)	$57,369

ITEM 16.     FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astronics Corporation

By	/s/ Peter J. Gundermann	By	/s/ Nancy L. Hedges
Peter J. Gundermann, President and Chief Executive Officer		Nancy L. Hedges, Vice President and Chief Financial Officer
Date: March 5, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter J. Gundermann	President, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2025
Peter J. Gundermann

/s/ Nancy L. Hedges	Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 5, 2025
Nancy L. Hedges

/s/ Robert T. Brady	Director	March 5, 2025
Robert T. Brady

/s/ Linda O’Brien	Director	March 5, 2025
Linda O’Brien

/s/ Jeffry D. Frisby	Director	March 5, 2025
Jeffry D. Frisby

/s/ Warren C. Johnson	Director	March 5, 2025
Warren C. Johnson

/s/ Robert S. Keane	Director	March 5, 2025
Robert S. Keane

/s/ Neil Kim	Director	March 5, 2025
Neil Kim

/s/ Mark J. Moran	Director	March 5, 2025
Mark J. Moran

/s/ Fay West	Director	March 5, 2025
Fay West