Form 10-Q
period 2025-03-29
ASTRONICS CORP
filed 2025-05-07
CIK 8063

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 29, 2025
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

Table of Content
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2025, 35,406,237 shares of common stock were outstanding consisting of 30,812,251 shares of common stock ($.01 par value) and 4,593,986 shares of Class B common stock ($.01 par value).

Table of Content

Table of Content
Part I – Financial Information
Item 1. Financial Statements
ASTRONICS CORPORATION
Consolidated Condensed Balance Sheets
March 29, 2025 with Comparative Figures for December 31, 2024
(Unaudited)
(In thousands)

	March 29, 2025	December 31, 2024

Current Assets:
Cash and Cash Equivalents	$24,805	$9,285
Restricted Cash	1,143	9,143
Accounts Receivable, Net of Allowance for Estimated Credit Losses	194,040	191,446
Inventories	197,936	199,741
Prepaid Expenses and Other Current Assets	14,538	16,557
Total Current Assets	432,462	426,172
Property, Plant and Equipment, Net of Accumulated Depreciation	80,446	80,687
Operating Right-of-Use Assets	33,873	23,609
Other Assets	7,847	7,763
Intangible Assets, Net of Accumulated Amortization	49,546	52,477
Goodwill	58,068	58,056
Total Assets	$662,242	$648,764
Current Liabilities:
Accounts Payable	$45,283	$42,960
Current Operating Lease Liabilities	5,104	4,697
Accrued Expenses and Other Current Liabilities	76,997	81,004
Customer Advance Payments and Deferred Revenue	30,429	27,491
Total Current Liabilities	157,813	156,152
Long-term Debt	160,115	168,669
Long-term Operating Lease Liabilities	30,837	20,508
Other Liabilities	46,720	47,338
Total Liabilities	395,485	392,667
Shareholders’ Equity:
Common Stock	381	380
Accumulated Other Comprehensive Loss	(3,347)	(3,863)
Other Shareholders’ Equity	269,723	259,580
Total Shareholders’ Equity	266,757	256,097
Total Liabilities and Shareholders’ Equity	$662,242	$648,764
See notes to Consolidated Condensed Financial Statements.

Table of Content
ASTRONICS CORPORATION
Consolidated Condensed Statements of Operations
Three Months Ended March 29, 2025 with Comparative Figures for 2024
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 29, 2025	March 30, 2024
Sales	$205,936	$185,074
Cost of Products Sold	145,087	137,560
Gross Profit	60,849	47,514
Research and Development Expenses	11,067	13,323
Selling, General and Administrative Expenses	36,645	32,525
Income from Operations	13,137	1,666
Other (Income) Expense, Net	(187)	436
Interest Expense, Net of Interest Income	3,150	5,759
Income (Loss) Before Income Taxes	10,174	(4,529)
Provision for (Benefit from) Income Taxes	646	(1,351)
Net Income (Loss)	$9,528	$(3,178)
Earnings (Loss) Per Share:
Basic	$0.27	$(0.09)
Diluted	$0.26	$(0.09)
See notes to Consolidated Condensed Financial Statements.

Table of Content
ASTRONICS CORPORATION
Consolidated Condensed Statements of Comprehensive Income (Loss)
Three Months Ended March 29, 2025 with Comparative Figures for 2024
(Unaudited)
(In thousands)

	Three Months Ended
	March 29, 2025	March 30, 2024
Net Income (Loss)	$9,528	$(3,178)
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	752	(756)
Retirement Liability Adjustment – Net of Tax	(236)	281
Total Other Comprehensive Income (Loss)	516	(475)
Comprehensive Income (Loss)	$10,044	$(3,653)
See notes to Consolidated Condensed Financial Statements.

Table of Content
ASTRONICS CORPORATION
Consolidated Condensed Statements of Cash Flows
Three Months Ended March 29, 2025 with Comparative Figures for 2024
(Unaudited)
(In thousands)

	Three Months Ended
	March 29, 2025	March 30, 2024
Cash Flows from Operating Activities:
Net Income (Loss)	$9,528	$(3,178)
Adjustments to Reconcile Net Income (Loss) to Cash Flows from Operating Activities:
Non-cash items:
Depreciation and Amortization	5,588	6,328
Amortization of Deferred Financing Fees	602	832
Provisions for Non-Cash Losses on Inventory and Receivables	1,728	767
Equity-based Compensation Expense	2,345	2,802
Deferred Tax Benefit	(1,125)	—
Operating Lease Non-Cash Expense	1,550	1,280
Non-Cash 401K Contribution and Quarterly Bonus Accrual	—	3,454
Non-Cash Annual Stock Bonus Accrual	—	1,448
Non-Cash Litigation Provision Adjustment	6,228	—
Other	(214)	968
Changes in Operating Assets and Liabilities Providing (Using) Cash:
Accounts Receivable	(2,037)	1,427
Inventories	515	(8,826)
Accounts Payable	2,867	224
Accrued Expenses	(11,514)	(1,717)
Customer Advance Payments and Deferred Revenue	2,776	(1,685)
Income Taxes	959	(1,722)
Operating Lease Liabilities	(1,071)	(1,196)
Supplemental Retirement Plan Liabilities	(101)	(101)
Other Assets and Liabilities	2,018	932
Net Cash from Operating Activities	20,642	2,037
Cash Flows from Investing Activities:
Capital Expenditures	(2,105)	(1,598)
Net Cash from Investing Activities	(2,105)	(1,598)
Cash Flows from Financing Activities:
Proceeds from Long-term Debt	1,143	1,356
Principal Payments on Long-term Debt	(10,000)	(7,249)
Stock Award Activity	(1,730)	1,713
Financing-related Costs	(740)	(809)
Other	(44)	(53)
Net Cash from Financing Activities	(11,371)	(5,042)
Effect of Exchange Rates on Cash	354	(100)
Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	7,520	(4,703)
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	18,428	11,313
Cash and Cash Equivalents and Restricted Cash at End of Period	$25,948	$6,610

Supplemental Disclosure of Cash Flow Information
Interest Paid	$2,724	$5,001
Income Taxes Paid, Net of Refunds	$827	$32
See notes to Consolidated Condensed Financial Statements.

Table of Content
ASTRONICS CORPORATION
Consolidated Condensed Statements of Shareholders’ Equity
Three Months Ended March 29, 2025 with Comparative Figures for 2024
(Unaudited)
(In thousands)

	Three Months Ended
	March 29, 2025	March 30, 2024
Common Stock
Beginning of Period	$329	$314
Net Shares Issued to Fund Bonus Obligations	—	2
Net Issuance of Common Stock for Restricted Stock Units (“RSUs”)	1	1
Class B Stock Converted to Common Stock	3	1
End of Period	333	318
Convertible Class B Stock
Beginning of Period	51	59
Class B Stock Converted to Common Stock	(3)	(1)
End of Period	48	58
Additional Paid in Capital
Beginning of Period	144,149	129,544
Equity-based Compensation Expense and Net Exercise of Stock Options, including ESPP	2,345	2,802
Gross Shares Issued to Fund Bonus Obligations	—	2,747
Tax Withholding Related to Issuance of RSUs and Shares for Bonus Obligations	(1,730)	(1,027)
End of Period	144,764	134,066
Accumulated Comprehensive Loss
Beginning of Period	(3,863)	(9,426)
Foreign Currency Translation Adjustments	752	(756)
Retirement Liability Adjustment – Net of Taxes	(236)	281
End of Period	(3,347)	(9,901)
Retained Earnings
Beginning of Period	192,208	209,753
Net Income (Loss)	9,528	(3,178)
Reissuance of Treasury Shares for 401K Contribution	—	(676)
End of Period	201,736	205,899
Treasury Stock
Beginning of Period	(76,777)	(80,726)
Net Issuance to Fund 401K Obligation	—	2,009
End of Period	(76,777)	(78,717)
Total Shareholders’ Equity	$266,757	$251,723
See notes to Consolidated Condensed Financial Statements.

Table of Content
ASTRONICS CORPORATION
Consolidated Condensed Statements of Shareholders’ Equity, Continued
Three Months Ended March 29, 2025 with Comparative Figures for 2024
(Unaudited)
(In thousands)

	Three Months Ended
(Shares)	March 29, 2025	March 30, 2024
Common Stock
Beginning of Period	32,871	31,402
Net Shares Issued to Fund Bonus Obligations	—	144
Net Issuance of Common Stock for RSUs	143	107
Class B Stock Converted to Common Stock	287	179
End of Period	33,301	31,832
Convertible Class B Stock
Beginning of Period	5,086	5,952
Class B Stock Converted to Common Stock	(287)	(179)
End of Period	4,799	5,773
Treasury Stock
Beginning of Period	2,694	2,833
Net Shares Issued to Fund 401K Obligation	—	(71)
End of Period	2,694	2,762
See notes to Consolidated Condensed Financial Statements.

Table of Content
ASTRONICS CORPORATION
Notes to Consolidated Condensed Financial Statements
March 29, 2025
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
Operating Results
The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the three months ended March 29, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
The balance sheet on December 31, 2024, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
For further information, refer to the Consolidated Financial Statements and the notes thereto included in Astronics Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on March 5, 2025 (the “2024 10-K”).
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
Restricted Cash
Under the provisions of the ABL Revolving Credit Facility (as defined and discussed below in Note 7, Long-term Debt and Notes Payable), the Company has a cash dominion arrangement with the banking institution for its accounts within the United States whereby daily cash receipts are contractually utilized to pay down outstanding balances on the ABL Revolving Credit Facility. Account balances that have not yet been applied to the ABL Revolving Credit Facility are classified as restricted cash in the accompanying Consolidated Condensed Balance Sheets. The following table provides a reconciliation of cash and restricted cash included in Consolidated Condensed Balance Sheets to the amounts included in the Consolidated Condensed Statements of Cash Flows.

(In thousands)	March 29, 2025	March 30, 2024
Cash and Cash Equivalents	$24,805	$5,308
Restricted Cash	1,143	1,302
Total Cash and Restricted Cash Shown in Statements of Cash Flows	$25,948	$6,610
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

Table of Content
The changes in allowances for estimated credit losses for the three months ended March 29, 2025 and March 30, 2024 consisted of the following:

	Three Months Ended
(In thousands)	March 29, 2025	March 30, 2024
Balance at Beginning of the Period	$2,377	$9,193
Bad Debt Expense, Net of Recoveries	(128)	86
Write-off Charges Against the Allowance and Other Adjustments	42	(683)
Balance at End of the Period	$2,291	$8,596
On February 4, 2025, the Company entered into a factoring agreement with Citibank, N.A. under which we can sell certain receivables resulting from sales to a certain customer. The arrangement is designed to provide the Company with an immediate cash advance on eligible receivables, up to a limit of $45.0 million per year, as restricted by the terms of our ABL Revolving Credit Facility. The Company did not utilize the factoring agreement during the three months ended March 29, 2025.
Research and Development Expenses
Research and development costs are expensed as incurred and include salaries, benefits, consulting, material costs, and depreciation. During the first quarter of 2025, the Company changed its financial statement presentation of research and development costs. These costs were previously included within Cost of Products Sold and were a factor in arriving at Gross Profit. Research and development expenses, which amounted to $11.1 million and $13.3 million for the three months ended March 29, 2025 and March 30, 2024, respectively, have been reclassified from Cost of Products Sold to a separate line item below Gross Profit in the accompanying Consolidated Condensed Statements of Operations. All periods presented have been revised to reflect this presentation.
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
As of March 29, 2025 and March 30, 2024, the Company concluded that no indicators of impairment relating to intangible assets or goodwill existed and an interim test was not performed in the three-month periods then ended.
Foreign Currency Translation
The aggregate foreign currency transaction gain or loss included in operations was immaterial for the three months ended March 29, 2025 and March 30, 2024.
New or Recent Accounting Pronouncements
We consider the applicability and impact of all ASUs. There have been no new applicable accounting pronouncements or changes in accounting pronouncements during the three months ended March 29, 2025 as compared with the recent accounting pronouncements described in the 2024 10-K. ASUs not disclosed were assessed and determined to be either not applicable or had or are expected to have minimal impact on our financial statements and related disclosures.
2) Revenue
On March 29, 2025, we had $673.0 million of remaining performance obligations, which we refer to as total backlog. We expect to recognize approximately $508.3 million of our outstanding performance obligations as revenue over the next twelve months and the balance thereafter.

Table of Content
The Company's contract assets and contract liabilities consist primarily of costs and profits in excess of billings and billings in excess of cost and profits, respectively. The following table presents the beginning and ending balances of contract assets and contract liabilities:

(In thousands)	Contract Assets	Contract Liabilities
Beginning Balance, January 1, 2025	$54,171	$28,171
Ending Balance, March 29, 2025	$56,040	$31,099
The increase in contract assets reflects the net impact of new revenue recognized in excess of billings exceeding billing of previously unbilled revenue during the period, partially offset by a $1.9 million revision of estimated costs to complete a certain long-term mass transit Test contract, which was recorded in the first quarter of 2025. The revision resulted in reduced revenue recognized during the three months ended March 29, 2025 due to lower estimates of the percentage of work completed on the program. The increase in contract liabilities reflects the net impact of new customer advances or deferred revenues recorded in excess of revenue recognized.
We recognized $11.6 million and $9.2 million during the three months ended March 29, 2025 and March 30, 2024, respectively, in revenues that were included in the contract liability balance at the beginning of the period.
The Company recognizes an asset for certain, material costs to fulfill a contract if it is determined that the costs relate directly to a contract or an anticipated contract that can be specifically identified, generate or enhance resources that will be used in satisfying performance obligations in the future, and are expected to be recovered. Such costs are amortized on a systematic basis that is consistent with the transfer to the customer of the goods to which the asset relates. Start-up costs are expensed as incurred. Capitalized fulfillment costs are included in Inventories in the accompanying Consolidated Condensed Balance Sheets. Should future orders not materialize or it is determined the costs are no longer probable of recovery, the capitalized costs are written off. The Company capitalized fulfillment costs of $5.3 million and $8.3 million on March 29, 2025 and December 31, 2024, respectively. Amortization of fulfillment costs recognized within Cost of Products Sold was $3.3 million and $0.3 million for the three months ended March 29, 2025 and March 30, 2024, respectively.
The following table presents our revenue disaggregated by Market Segments as follows:

	Three Months Ended
(In thousands)	March 29, 2025	March 30, 2024
Aerospace Segment
Commercial Transport	$137,542	$121,430
Military Aircraft	33,263	17,079
General Aviation	15,243	19,551
Other	5,327	5,578
Aerospace Total	191,375	163,638

Test Systems Segment
Government & Defense	14,561	21,436
Test Systems Total	14,561	21,436

Total	$205,936	$185,074

Table of Content
The following table presents our revenue disaggregated by Product Lines as follows:

	Three Months Ended
(In thousands)	March 29, 2025	March 30, 2024
Aerospace Segment
Electrical Power & Motion	$100,080	$83,124
Lighting & Safety	49,671	41,787
Avionics	28,234	25,594
Systems Certification	5,068	4,448
Structures	2,995	3,107
Other	5,327	5,578
Aerospace Total	191,375	163,638

Test Systems	14,561	21,436

Total	$205,936	$185,074
3) Inventories
Inventories consisted of the following:

(In thousands)	March 29, 2025	December 31, 2024
Finished Goods	$29,101	$27,941
Work in Progress	31,925	31,927
Raw Material	136,910	139,873
	$197,936	$199,741
4) Property, Plant and Equipment
Property, Plant and Equipment consisted of the following:

(In thousands)	March 29, 2025	December 31, 2024
Land	$8,589	$8,551
Buildings and Improvements	72,396	72,150
Machinery and Equipment	128,015	125,874
Construction in Progress	4,183	3,997
Total Property, Plant and Equipment, Gross	213,183	210,572
Less Accumulated Depreciation	132,737	129,885
Total Property, Plant and Equipment, Net	$80,446	$80,687

Table of Content
5) Intangible Assets
The following table summarizes acquired intangible assets as follows:

		March 29, 2025		December 31, 2024
(In thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	11 years	$2,146	$2,146	$2,146	$2,146
Non-compete Agreement	4 years	11,082	11,082	11,082	11,082
Trade Names	10 years	11,411	10,404	11,380	10,351
Completed and Unpatented Technology	9 years	47,871	43,398	47,818	42,617
Customer Relationships	15 years	142,162	98,096	142,065	95,818
Total Intangible Assets	13 years	$214,672	$165,126	$214,491	$162,014
All acquired intangible assets other than goodwill and one trade name are being amortized. Amortization expense for acquired intangibles is summarized as follows:

	Three Months Ended
(In thousands)	March 29, 2025	March 30, 2024
Amortization Expense	$2,975	$3,270
Amortization expense for acquired intangible assets expected for 2025 and for each of the next five years is summarized as follows:

(In thousands)
2025	$10,938
2026	$9,533
2027	$7,825
2028	$7,037
2029	$5,664
2030	$3,583
6) Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the three months ended March 29, 2025:

(In thousands)	December 31, 2024	Foreign Currency Translation	March 29, 2025
Aerospace	$36,421	$12	$36,433
Test Systems	21,635	—	21,635
	$58,056	$12	$58,068
7) Long-term Debt and Notes Payable
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
Under the terms of the ABL Revolving Credit Facility, the Company pays interest on the unpaid principal amount of the ABL Revolving Credit Facility at a rate equal to SOFR plus a term SOFR adjustment in the amount of 0.10% per annum (which collectively shall be at least 1.00%) plus an applicable margin ranging from 2.75% to 3.25% determined based upon the

Table of Content
Company’s Excess Availability (as defined in the ABL Revolving Credit Facility). The Company is required to pay a quarterly commitment fee under the ABL Revolving Credit Facility on undrawn revolving credit commitments in an amount equal to 0.25% or 0.375% based on the Company’s average excess availability under the ABL Revolving Credit Facility. On March 29, 2025, there was $1.1 million outstanding on the ABL Revolving Credit Facility and there remained $187.1 million available for future borrowings, before our minimum excess availability requirement discussed below. The amount available for future borrowings as of March 29, 2025, is net of a $18.1 million reserve for the damage award relating to the patent infringement dispute in the United Kingdom discussed in Note 13, Legal Proceedings, and $2.3 million in outstanding letters of credit.
Pursuant to the ABL Revolving Credit Facility, the Company is subject to a minimum fixed charge coverage ratio of 1.10 to 1.00. The Company is also required to maintain a minimum excess availability of the greater of 10% of the borrowing base under the ABL Revolving Credit Facility, or $15.0 million. As of March 29, 2025, the Company was in compliance with these covenants.
On December 3, 2024, the Company issued $165.0 million aggregate principal amount of 5.500% Convertible Senior Notes due 2030 (the “Convertible Notes”), which amount includes the additional Convertible Notes issued pursuant to the initial purchasers’ full exercise of their option to purchase additional Convertible Notes. The Convertible Notes bear interest at a rate of 5.500% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2025. The Convertible Notes will mature on March 15, 2030, unless earlier converted, redeemed or repurchased. The initial conversion rate is 43.6814 shares of common stock per $1,000 principal amount of Convertible Notes, which represent the initial conversion price of $22.89 per share. The Convertible Notes are convertible at the option of the holders at any time on or after December 15, 2029, until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Company will satisfy its conversion obligations by paying and/or delivering, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election. Beginning March 20, 2028, if the Company’s stock price has been at least 130% of the conversion price for a specified period of time, the Convertible Notes may be called at the option of the issuer. Under the same conditions, the Company can elect to redeem the Convertible Notes for cash. After the first quarter of 2025, if the Company’s stock price has been at least 130% of the conversion price for 20 of 30 trading days ending on and including the last trading day of the immediately preceding quarter, the Convertible Notes may be called at the option of the holder. The fair value of the Convertible Notes was approximately $228.4 million and $176.9 million as of March 29, 2025 and December 31, 2024, respectively, based on quoted prices for these instruments in active markets, and is classified as a Level 1 measurement within the fair value hierarchy.
Interest expense was approximately $3.2 million and $5.8 million during the three months ended March 29, 2025 and March 30, 2024, respectively. The Company entered into a $90.0 million Term Loan Facility on January 19, 2023, and paid interest at a rate equal to SOFR (which was required to be at least 2.50%) plus 8.75%. The Company refinanced its credit facilities on July 11, 2024, and repaid in full all outstanding indebtedness under the previous term loan dated January 19, 2023.
Debt issuance cost amortization expense was approximately $0.6 million and $0.8 million during the three months ended March 29, 2025 and March 30, 2024, respectively. Unamortized deferred debt issuance costs associated with the ABL Revolving Credit Facility ($2.7 million and $3.0 million as of March 29, 2025 and December 31, 2024, respectively) are recorded within Other Assets and those associated with the Convertible Notes ($6.0 million and $6.3 million as of March 29, 2025 and December 31, 2024, respectively) are recorded as a reduction of the carrying value of the debt on the Consolidated Condensed Balance Sheets.
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

Table of Content
Activity in the warranty accrual, which is included in Accrued Expenses and Other Current Liabilities on the Consolidated Condensed Balance Sheets, is summarized as follows:

	Three Months Ended
(In thousands)	March 29, 2025	March 30, 2024
Balance at Beginning of Period	$18,081	$9,751
Warranties Issued	907	1,489
Warranties Settled	(1,320)	(746)
Reassessed Warranty Exposure	(57)	28
Balance at End of Period	$17,611	$10,522
9) Income Taxes
The effective tax rates were approximately 6.3% and 29.8% for the three months ended March 29, 2025 and March 30, 2024, respectively. Beginning with the 2022 tax year, certain research and development costs are required to be capitalized and amortized over sixty months for income tax purposes. The tax rate in the 2025 period was impacted by a valuation allowance applied against the deferred tax asset associated with the research and development costs that are expected to be capitalized and was partially offset by the removal of valuation allowances related to net operating losses and certain timing differences that are expected to reverse during 2025. In addition, the tax rate in the 2025 period was also impacted by state income taxes and the federal research and development credit expected for 2025 and a discrete adjustment to reverse certain federal and state deferred tax liabilities.
The Company records a valuation allowance against the deferred tax assets if and to the extent it is more likely than not that the Company will not recover the deferred tax assets. In evaluating the need for a valuation allowance, the Company weighs all relevant positive and negative evidence, and considers among other factors, historical financial performance, projected future taxable income, scheduled reversals of deferred tax liabilities, the overall business environment, and tax planning strategies. After considering the losses in recent periods and cumulative pre-tax losses in the three-year period ending with the current year, the Company determined that projections of future taxable income could not be relied upon as a source of income to realize its deferred tax assets. However, the Company is relying on a significant portion of its existing deferred tax liabilities for the realizability of deferred tax assets. Accordingly, during the years ended December 31, 2024 and 2023, the Company determined that a portion of its deferred tax assets were not expected to be realizable in the future and the Company continues to maintain the valuation allowance against its deferred tax assets as of March 29, 2025.
10) Earnings Per Share
The following table sets forth the computation of basic earnings per share:

	Three months ended
(In thousands, except per share amounts)	March 29, 2025	March 30, 2024
Basic Earnings per Common Share:
Net Income (Loss) - Basic	$9,528	$(3,178)
Weighted Average Shares - Basic	35,285	34,863
Basic Earnings per Common Share	$0.27	$(0.09)

Table of Content
The following table sets forth the computation of diluted net income (loss) per share:

	Three months ended
(In thousands, except per share amounts)	March 29, 2025	March 30, 2024
Diluted earnings per common share:
Net Income (Loss) - Basic	$9,528	$(3,178)
Convertible Notes Interest Expense, Net of Tax	1,792	—
Net Income (Loss) - Diluted	$11,320	$(3,178)

Weighted Average Shares - Basic	35,285	34,863
Net Effect of Dilutive Stock Awards	464	—
Net Effect of Dilutive Convertible Notes	7,208	—
Weighted Average Shares - Diluted	42,957	34,863

Diluted Net Income (Loss) Per Share	$0.26	$(0.09)
Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted earnings per share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. The Company includes the dilutive effect of shares issuable upon conversion of its Convertible Notes in the calculation of diluted income per share using the if-converted method. The Company has the option for the Convertible Notes to settle the conversion value in any combination of cash or shares, and as such, the maximum number of shares issuable are included in the dilutive share count if the effect would be dilutive. The Company incurred a net loss for the three months ended March 30, 2024, therefore all outstanding stock options and unvested restricted stock units were excluded from the computation of diluted loss per share because the effect of their inclusion would be anti-dilutive. The number of common shares excluded from the computation was approximately 471,000 shares as of March 29, 2025 and 1,043,000 shares as of March 30, 2024.
11) Shareholders’ Equity
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
At-the-Market Equity Offering
On August 8, 2023, the Company initiated an at-the-market equity offering program (the “ATM Program”) for the sale from time to time of shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $30.0 million. During the three months ended March 29, 2025 and March 30, 2024, the Company did not sell any shares of our common stock under the ATM Program. As of March 29, 2025, the Company had remaining capacity under the ATM Program to sell shares of common stock having an aggregate offering price up to approximately $8.2 million.
Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

(In thousands)	March 29, 2025	December 31, 2024
Foreign Currency Translation Adjustments	$(7,470)	$(8,222)
Retirement Liability Adjustment – Before Tax	1,841	2,077
Tax Benefit of Retirement Liability Adjustment	2,282	2,282
Retirement Liability Adjustment – After Tax	4,123	4,359
Accumulated Other Comprehensive Loss	$(3,347)	$(3,863)

Table of Content
The components of other comprehensive income (loss) are as follows:

	Three Months Ended
(In thousands)	March 29, 2025	March 30, 2024
Foreign Currency Translation Adjustments	$752	$(756)
Retirement Liability Adjustments:
Reclassifications to Selling, General and Administrative Expenses:
Amortization of Prior Service Cost	96	97
Amortization of Net Actuarial (Gains) Losses	(332)	184
Retirement Liability Adjustment	(236)	281
Other Comprehensive Income (Loss)	$516	$(475)
12) Sales to Major Customers
The loss of major customers or a significant reduction in business with a major customer would significantly, and negatively impact our sales and earnings. In the three months ended March 29, 2025, the Company had one major customer over 10% of consolidated sales within the Aerospace segment. Sales to the Safran Group (“Safran”) accounted for 10.3% of consolidated sales during the three months ended March 29, 2025. Accounts receivable from Safran on March 29, 2025 were approximately $8.1 million. In the three months ended March 30, 2024, the Company had one major customer over 10% of consolidated sales primarily in the Aerospace segment. Sales to the Boeing Company (“Boeing”) accounted for 10.7% of consolidated sales in the three months ended March 30, 2024.
13) Legal Proceedings
Lufthansa
One of the Company’s subsidiaries is involved in numerous patent infringement actions brought by Lufthansa Technik AG (“Lufthansa”) in Germany, the United Kingdom (“UK”) and France. The Company is vigorously defending all such litigation and proceedings. Additional information about these legal proceedings can be found in Note 19, Legal Proceedings, to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in the 2024 10-K.
The reserve for the German indirect claim and interest was approximately $17.2 million at March 29, 2025 and $17.1 million on December 31, 2024. The Company currently believes it is unlikely that the damages in the German indirect proceedings and related interest will be paid within the next twelve months. Therefore, the liability related to this matter is classified within Other Liabilities (non-current) in the Consolidated Condensed Balance Sheets at March 29, 2025 and December 31, 2024.
In the matter before the UK High Court of Justice, Lufthansa had pleaded its case for monetary compensation at a separate trial which was conducted in October 2024. Both the Company and Lufthansa submitted to the UK High Court of Justice calculations of the estimated profits derived from the reports of the parties’ respective financial experts. The account of profits trial judgment was published on February 21, 2025 by the court in the amount of $11.9 million. Such amount was recorded as a liability in the Company’s Consolidated Financial Statements as of December 31, 2024. Following a consequential hearing on March 20, 2025, the amount was adjusted upwards by $0.5 million related to the resolution of a provisional item. Additionally, on April 30, 2025, the UK High Court of Justice issued a draft order related to interest associated with damages, which obligated the Company to accrue a reserve estimate of $5.7 million relating to such interest associated with the damages. Both of these amounts were recorded in the three months ended March 29, 2025 within Selling, General and Administrative Expenses in the Company’s Consolidated Condensed Statement of Operations. Accordingly, as of March 29, 2025, we have recognized a liability within Accrued Expenses and Other Current Liabilities in the accompanying Consolidated Condensed Balance Sheet of $18.1 million associated with this claim, inclusive of interest. The Company paid $12.4 million of this liability for damages in the second quarter of 2025, and expects to pay an additional $5.7 million in interest liability related thereto in the second quarter of 2025.
There is a further consequential hearing on May 16, 2025 which will address applications for permission to appeal the court’s findings in these matters, as well as the issue of reimbursement of legal fees in the damages phase of the litigation. In the normal course, a defendant in the Company’s position would be ordered to make a partial reimbursement of Lufthansa’s legal costs. Whether that is the case and the amount depends on a number of variables including the size of the order for payment of profits. On May 1, 2025, Lufthansa estimated their legal fees at approximately $7.2 million. The Company believes they have valid defenses against this claim and as such, no amounts have been reserved for legal fee reimbursement as of March 29, 2025.
The Company expects any appeal will likely be heard in the first half of 2026.

Table of Content
A liability for reimbursement of Lufthansa’s legal expenses associated with the UK matter, exclusive of the damages phase, was approximately $1.0 million at March 29, 2025 and December 31, 2024, which is expected to be paid within the next twelve months and, as such, is classified in Accrued Expenses and Other Current Liabilities in the accompanying Consolidated Condensed Balance Sheets as of March 29, 2025 and December 31, 2024.
With respect to the proceeding in France, as previously disclosed, on December 4, 2020, the Court held the French patent invalid for all asserted claims. Lufthansa appealed this judgment. The appeal hearing took place on December 8, 2022, and on February 24, 2023, the Court upheld the first instance judgment in favor of AES. Lufthansa lodged an appeal before the French Supreme Court. A decision from this Court was rendered on March 19, 2025, remanding the case to the Court of Appeal of Paris for reconsideration of the invalidity of Lufthansa’s French patent. It is now upon Lufthansa to initiate the remanded proceedings before the court of appeal by filing a specific declaration. A second ruling by the Court of Appeal of Paris is not expected before at least 2026. As loss exposure is not probable and estimable at this time, the Company has not recorded any liability with respect to the French matter as of March 29, 2025 or December 31, 2024.
There were no other significant developments in any of these matters during the three months ended March 29, 2025.
Other
On March 23, 2020, Teradyne, Inc. filed a complaint against the Company and its subsidiary, Astronics Test Systems (“ATS”) (together, “the Defendants”) in the United States District Court for the Central District of California alleging patent and copyright infringement, and certain other related claims. The Defendants moved to dismiss certain claims from the case. On November 6, 2020, the Court dismissed the Company from the case, and also dismissed a number of claims, though the patent and copyright infringement claims remained. In addition, on December 21, 2020, ATS filed a petition for inter partes review (“IPR”) with the US Patent Trial and Appeal Board (“PTAB”), seeking to invalidate the subject patent, and on July 21, 2021, the PTAB instituted IPR. The PTAB issued its decision on July 20, 2022, in which it invalidated all of Teradyne’s patent claims. Teradyne did not appeal the decision. On December 7, 2023, the District Court granted ATS’s motion for summary judgment on its affirmative defense of fair use. The Court subsequently entered final judgment in favor of ATS on December 14, 2023. Teradyne appealed to the United States Court of Appeals for the Ninth Circuit. On January 30, 2025, the Ninth Circuit affirmed the District Court’s grant of summary judgment. Teradyne has elected not to pursue an appeal. As such, the summary judgment ruling stands and final judgment in favor of ATS has been entered. No amounts have been accrued for this matter in the Consolidated Condensed Financial Statements as of March 29, 2025, or the Consolidated Financial Statements as of December 31, 2024, as loss exposure was neither probable nor estimable at such times.
Other than these proceedings, we are not party to any significant pending legal proceedings that management believes will result in a material adverse effect on our financial condition or results of operations.
14) Segment Information
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

Table of Content
Segment information and reconciliations to consolidated amounts are as follows:

	Three Months Ended
(In thousands)	March 29, 2025	March 30, 2024
Sales:
Aerospace	$191,388	$163,675
Less Inter-segment Sales	(13)	(37)
Total Aerospace Sales	191,375	163,638
Test Systems	14,592	21,436
Less Inter-segment Sales	(31)	—
Total Test Systems Sales	14,561	21,436
Total Consolidated Sales	205,936	185,074
Less[1]
Cost of Products Sold:
Aerospace	132,892	119,257
	69.4%	72.9%
Test Systems	12,195	18,303
	83.8%	85.4%
Other Segment Items[2]
Aerospace	36,219	32,284
Test Systems	4,589	6,212

Operating Income (Loss) and Margins:
Aerospace	22,264	12,097
	11.6%	7.4%
Test Systems	(2,223)	(3,079)
	(15.3)%	(14.4)%
Total Operating Income	20,041	9,018
	9.7%	4.9%
Deductions from Segment Measure of Operating Profit:
Interest Expense, Net of Interest Income	3,150	5,759
Corporate Expenses and Other	6,717	7,788
Income (Loss) Before Income Taxes	$10,174	$(4,529)
1 The significant expenses and amounts presented align with the segment-level information that is regularly provided to the CODM. Inter-segment expenses are included within the amounts shown.
2 Other segment items include Selling, General and Administrative Expenses, Research and Development Expenses, and sublease and rental income.

(In thousands)	March 29, 2025	December 31, 2024
Total Assets:
Aerospace	$512,912	$498,528
Test Systems	121,465	128,828
Corporate	27,865	21,408
Total Assets	$662,242	$648,764

Table of Content

	Three Months Ended
(In thousands)	March 29, 2025	March 30, 2024
Depreciation and Amortization:
Aerospace	$4,498	$5,021
Test Systems	1,078	1,251
Corporate	12	56
Total Depreciation and Amortization	$5,588	$6,328

Capital Expenditures:
Aerospace	$2,082	$1,470
Test Systems	23	118
Corporate	—	10
Total Capital Expenditures	$2,105	$1,598
15) Fair Value
There were no financial assets or liabilities carried at fair value measured on a recurring basis on March 29, 2025 or December 31, 2024.
There were no non-recurring fair value measurements performed in the three months ended March 29, 2025 and March 30, 2024.
Due to their short-term nature, the carrying value of cash and equivalents, accounts receivable, and accounts payable approximate fair value. The carrying value of the Company’s variable rate long-term debt instruments also approximates fair value due to the variable rate feature of these instruments. Refer to Note 7, Long-term Debt and Notes Payable, for additional information relating to the fair value of the Company’s outstanding fixed-rate Convertible Notes.

Table of Content

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2024 10-K.)
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
Important factors affecting our growth and profitability are the rate at which new aircraft are produced, government funding and timing of awards of military programs, our ability to have our products designed into new aircraft, the rates at which aircraft owners, including commercial airlines, refurbish or install upgrades to their aircraft and supply chain and labor market pressures. New aircraft build rates and aircraft owners’ spending on upgrades and refurbishments is cyclical and dependent on the strength of the global economy. Once one of our products is designed into a new aircraft, the spare parts business associated thereto is also frequently retained by the Company. Future growth and profitability of the Test Systems business is dependent on developing and procuring new and follow-on business. The nature of our Test Systems business is such that it pursues large, often multi-year, projects. There can be significant periods of time between orders in this business, which may result in large fluctuations of sales and profit levels and backlog from period to period. Test Systems segment customers include the USDOD, prime contractors to the USDOD, mass transit operators and prime contractors to mass transit operators.
Each of the markets that we serve presents opportunities that we expect will provide growth for the Company over the long-term. We continue to look for opportunities in all of our markets to capitalize on our core competencies to expand our existing business and to grow through strategic acquisitions.
The main challenges that we continue to face include varying levels of supply chain pressures, material availability and cost increases (including costs associated with the recent imposition or proposed imposition of tariffs by the United States and other countries discussed herein), labor availability and cost, and improving shareholder value through increasing profitability. Increasing profitability is dependent on many things, primarily sales growth, both acquired and organic, and the Company’s ability to pass cost increases along to customers and control operating expenses, and to identify means of creating improved productivity. Sales are driven by increased build rates for existing aircraft, market acceptance and economic success of new aircraft and our products, continued government funding of defense programs, the Company’s ability to obtain production contracts for parts we currently supply or have been selected to design and develop for new aircraft platforms and continually identifying and winning new business for our Test Systems segment.
Reduced aircraft build rates driven by regulatory actions impacting OEM production, a weak economy, aircraft groundings, tight credit markets, reduced air passenger travel, tariffs impacting OEM demand, and an increasing supply of used aircraft on the market would likely result in reduced demand for our products, which will result in lower profits. Reduction of defense spending may result in fewer opportunities for us to compete, which could result in lower profits in the future. Many of our newer development programs are based on new and unproven technology and at the same time we are challenged to develop the technology on a schedule that is consistent with specific programs. Delays in delivery schedules and incremental costs resulting

Table of Content
from tariffs and other trade policy matters, supply chain pressures, and labor market pressures have in the past resulted in, and could in the future also result in, lower profits. We will continue to address these challenges by working to improve operating efficiencies and focusing on executing on the growth opportunities currently in front of us.
Our ABL Revolving Credit Facility subjects us to various financial and other affirmative and negative covenants with which we must comply on an ongoing or periodic basis. These include financial covenants pertaining to minimum excess availability requirements and minimum fixed charge coverage ratio requirements. An unexpected decline in our revenues or operating income, including occurring as a result of events beyond our control, could cause us to violate our financial covenants. While the Company expects to remain in compliance with the required financial covenants for the duration of the agreements, any unexpected negative impacts to our business, including as a result of declines in aircraft production rates from expectations or production delays resulting from regulatory actions or labor strikes affecting OEMs, additional supply chain pressures, tariffs, the timing of customer orders, and our ability to meet customer delivery schedules, or labor availability and cost pressures, could result in lower revenues and reduced financial profits, and, as a result thereof, our inability to satisfy the financial covenants in our ABL Revolving Credit Facility.
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
CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended
($ in thousands)	March 29, 2025	March 30, 2024
Sales	$205,936	$185,074
Gross Profit (sales less cost of products sold)	$60,849	$47,514
Gross Margin	29.5%	25.7%
Research and Development Expenses	$11,067	$13,323
Selling, General and Administrative Expenses (“SG&A”)	$36,645	$32,525
SG&A Expenses as a Percentage of Sales	17.8%	17.6%
Interest Expense, Net	$3,150	$5,759
Effective Tax Rate	6.3%	29.8%
Net Income (Loss)	$9,528	$(3,178)
A discussion by segment can be found in “Segment Results of Operations” in this MD&A.
CONSOLIDATED FIRST QUARTER RESULTS
Growth in sales were driven by the Aerospace segment due to continued strength in demand primarily from the Commercial Transport and Military Aircraft markets. Aerospace sales increased $27.7 million, or 17.0%, which more than offset the $6.9 million decline in Test Systems sales. Consolidated sales and gross profit were negatively impacted by a $1.9 million revision of estimated costs to complete a long-term mass transit contract in the Test Systems segment.
Consolidated cost of products sold in the first quarter of 2025 was $145.1 million, compared with $137.6 million in the same prior-year period. The increase was primarily due to higher sales volume. Both periods reflect the change in presentation for research & development expenses (“R&D”), which is now identified as an expense item on the income statement below gross profit.
In the first quarter of 2025, the $4.1 million increase in selling, general and administrative expenses (“SG&A”) included a $6.2 million reserve adjustment to the damage award relating to a patent infringement dispute in the UK. This included a

Table of Content
$0.5 million increase to the original damage award reserve of $11.9 million and an additional $5.7 million in interest expenses related to the damages award to be paid by the Company. R&D was down $2.3 million reflecting the timing of projects.
As a result of the refinancing in December 2024, interest expense was down $2.6 million, or 45%. Tax expense in the quarter was $0.6 million compared with a tax benefit of $1.4 million in the prior-year period. Tax expense in the quarter was partially offset by a $1.1 million discrete adjustment to reverse certain federal and state deferred tax liabilities.
Stronger profitability and lower interest expense resulted in consolidated net income of $9.5 million, or $0.26 per diluted share, up from the net loss of $3.2 million, or $(0.09) per diluted share, in the same prior-year period.
Bookings of $279.7 million in the quarter resulted in a book-to-bill ratio of 1.36:1. For the trailing twelve months, bookings totaled $883.7 million and the book-to-bill ratio was 1.08:1. Backlog at the end of the quarter was $673.0 million.
SEGMENT RESULTS OF OPERATIONS
Operating profit, as presented below, is sales less cost of products sold and other operating expenses, excluding interest expense, other corporate expenses and other non-operating sales and expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment. Operating profit is reconciled to income (loss) before income taxes in Note 14, Segment Information, to the Consolidated Condensed Financial Statements in Item 1, Financial Statement, of this report.
AEROSPACE SEGMENT

	Three Months Ended
($ in thousands)	March 29, 2025	March 30, 2024
Sales	$191,388	$163,675
Less Inter-segment Sales	(13)	(37)
Total Aerospace Sales	$191,375	$163,638
Operating Profit	$22,264	$12,097
Operating Margin	11.6%	7.4%

Aerospace Sales by Market
(In thousands)
Commercial Transport	$137,542	$121,430
Military Aircraft	33,263	17,079
General Aviation	15,243	19,551
Other	5,327	5,578
	$191,375	$163,638
Aerospace Sales by Product Line
(In thousands)
Electrical Power & Motion	$100,080	$83,124
Lighting & Safety	49,671	41,787
Avionics	28,234	25,594
Systems Certification	5,068	4,448
Structures	2,995	3,107
Other	5,327	5,578
	$191,375	$163,638

(In thousands)	March 29, 2025	December 31, 2024
Total Assets	$512,912	$498,528
Backlog	$613,903	$537,563

Table of Content
AEROSPACE FIRST QUARTER RESULTS
Aerospace segment sales of $191.4 million increased $27.7 million, or 17.0%. Sales in the Commercial Transport market increased $16.1 million, or 13.3%. Growth was primarily related to increased demand by airlines for cabin power and inflight entertainment & connectivity (“IFEC”) products, which are in the Electrical Power & Motion and Avionics product groups. Military Aircraft sales increased $16.2 million, or 94.8%, to $33.3 million, driven by progress on the FLRAA program and increased demand for lighting and safety products.
General Aviation sales decreased $4.3 million, or 22.0%, to $15.2 million due to lower VVIP and airframe power sales, which are in Electrical Power & Motion and Avionics product groups.
Aerospace segment operating profit of $22.3 million, or 11.6% of sales, improved over the prior-year period despite the previously discussed $6.2 million true-up in legal reserves related to the UK patent dispute, which was partially offset by a $1.3 million decrease in litigation-related expenses.
Aerospace bookings were $267.7 million for a book-to-bill ratio of 1.40:1. Backlog for the Aerospace segment was a $613.9 million at quarter end.
TEST SYSTEMS SEGMENT

	Three Months Ended
($ in thousands)	March 29, 2025	March 30, 2024
Sales	$14,592	$21,436
Less Inter-segment Sales	(31)	—
Total Test Systems Sales	$14,561	$21,436
Operating Loss	$(2,223)	$(3,079)
Operating Margin	(15.3)%	(14.4)%
All Test Systems sales are to the Government and Defense Market.

(In thousands)	March 29, 2025	December 31, 2024
Total Assets	$121,465	$128,828
Backlog	$59,116	$61,666
TEST SYSTEMS FIRST QUARTER RESULTS
Test Systems segment sales were $14.6 million, down $6.9 million from the comparator quarter in 2024. Segment sales were negatively impacted by $1.9 million due to a revision of estimated costs to complete a certain long-term mass transit Test contract. The revision resulted in reduced revenue recognized in the period due to lower estimates of the percentage of work completed on the program. The project is now anticipated to be completed later in 2026.
Test Systems segment operating loss was $2.2 million, compared with an operating loss of $3.1 million in the same prior-year period. The improvement was the result of savings realized from restructuring initiatives implemented in the prior year, despite lower volume, the previously mentioned long-term contract estimated cost revision and an increase in litigation-related legal expenses of $0.6 million. Test Systems continues to be negatively affected by mix and under absorption of fixed costs at current volume levels.
Bookings for the Test Systems segment in the quarter were $12.0 million. The book-to-bill ratio was 0.82:1 for the quarter. Backlog for the Test Systems segment was $59.1 million at quarter end.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities:
Cash provided by operating activities totaled $20.6 million for the first three months of 2025, as compared with $2.0 million cash provided by operating activities during the same period in 2024. Cash flow from operating activities increased compared with the same period of 2024 primarily the result of higher cash earnings resulting from higher net income and improved working capital management.

Table of Content
Cash used for investing activities was $2.1 million for the first three months of 2025 compared with $1.6 million in cash used for investing activities in the same period of 2024 representing capital expenditures for each period.
Financing Activities:
Cash used for financing activities totaled $11.4 million for the first three months of 2025, as compared with cash used for financing activities of $5.0 million during the same prior-year period. The Company made net payments under our credit facilities of $8.9 million in the first three months of 2025 compared with net payments of $5.9 million in the same prior-year period.
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
Under the terms of the ABL Revolving Credit Facility, the Company pays interest on the unpaid principal amount of the ABL Revolving Credit Facility at a rate equal to SOFR plus a term SOFR adjustment in the amount of 0.10% per annum (which collectively shall be at least 1.00%) plus an applicable margin ranging from 2.75% to 3.25% determined based upon the Company’s Excess Availability (as defined in the ABL Revolving Credit Facility). The Company is required to pay a quarterly commitment fee under the ABL Revolving Credit Facility on undrawn revolving credit commitments in an amount equal to 0.25% or 0.375% based on the Company’s average excess availability under the ABL Revolving Credit Facility. On March 29, 2025, there was $1.1 million outstanding on the ABL Revolving Credit Facility and there remained $187.1 million available for future borrowings, before our minimum excess availability requirement discussed below. The amount available for future borrowings as of March 29, 2025, is net of a $18.1 million reserve for the damage award relating to the patent infringement dispute in the United Kingdom discussed in Note 13, Legal Proceedings, to the Consolidated Condensed Financial Statements in Item 1, Financial Statement, of this report, and $2.3 million in outstanding letters of credit..
Pursuant to the ABL Revolving Credit Facility, the Company is subject to a minimum fixed charge coverage ratio of 1.10 to 1.00. The Company is also required to maintain a minimum excess availability of the greater of 10% of the borrowing base under the ABL Revolving Credit Facility, or $15.0 million. As of March 29, 2025, the Company was in compliance with these covenants.
On December 3, 2024, the Company issued $165.0 million aggregate principal amount of 5.500% Convertible Senior Notes due 2030 (the “Convertible Notes”), which amount includes the additional Convertible Notes issued pursuant to the initial purchasers’ full exercise of their option to purchase additional Convertible Notes. The Convertible Notes bear interest at a rate of 5.500% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2025. The Convertible Notes will mature on March 15, 2030, unless earlier converted, redeemed or repurchased. The initial conversion rate is 43.6814 shares of common stock per $1,000 principal amount of Convertible Notes, which represent the initial conversion price of $22.89 per share. The Convertible Notes are convertible at the option of the holders at any time on or after December 15, 2029, until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Company will satisfy its conversion obligations by paying and/or delivering, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election. Beginning March 20, 2028, if the Company’s stock price has been at least 130% of the conversion price for a specified period of time, the Convertible Notes may be called at the option of the issuer. Under the same conditions, the Company can elect to redeem the Convertible Notes for cash. After the first quarter of 2025, if the Company’s stock price has been at least 130% of the conversion price for 20 of 30 trading days ending on and including the last trading day of the immediately preceding quarter, the Convertible Notes may be called at the option of the holder. The fair value of the Convertible Notes was approximately $228.4 million and $176.9 million as of March 29, 2025 and December 31, 2024, respectively, based on quoted prices for these instruments in active markets, and is classified as a Level 1 measurement within the fair value hierarchy.

Table of Content
Interest expense was approximately $3.2 million and $5.8 million during the three months ended March 29, 2025 and March 30, 2024, respectively. The Company entered into a $90.0 million Term Loan Facility on January 19, 2023, and paid interest at a rate equal to SOFR (which was required to be at least 2.50%) plus 8.75%. The Company refinanced its credit facilities on July 11, 2024, and repaid in full all outstanding indebtedness under the previous term loan dated January 19, 2023.
Debt issuance cost amortization expense was approximately $0.6 million and $0.8 million during the three months ended March 29, 2025 and March 30, 2024, respectively. Unamortized deferred debt issuance costs associated with the ABL Revolving Credit Facility ($2.7 million and $3.0 million as of March 29, 2025 and December 31, 2024, respectively) are recorded within Other Assets and those associated with the Convertible Notes ($6.0 million and $6.3 million as of March 29, 2025 and December 31, 2024, respectively) are recorded as a reduction of the carrying value of the debt on the Consolidated Condensed Balance Sheets.
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
During the three months ended March 29, 2025, and March 30, 2024, the Company did not sell any shares of its common stock under the ATM Program. As of March 29, 2025, the Company had remaining capacity under the ATM Program to sell shares of common stock having an aggregate offering price up to approximately $8.2 million.
Cash on hand at the end of the quarter was $25.9 million. Net debt was $140.2 million, compared with $156.6 million at the end of 2024.
Lufthansa Technik AG (“Lufthansa”) filed actions in Germany, the United Kingdom (“UK”) and France. These matters are more fully discussed in Note 13, Legal Proceedings, to the Consolidated Condensed Financial Statements in Item 1, Financial Statements, of this report.
The Company expects its cash flow from operations will provide sufficient cash flows to fund operations, including payment of the damage award and the associated interest, and any legal fee reimbursement in the Lufthansa UK matter. The Company paid the $12.4 million ordered liability for damages in the second quarter of 2025, and expects to pay the $5.7 million in interest in the second quarter of 2025. The Company may also evaluate various actions and alternatives to enhance its profitability and cash generation from operating activities, which could include manufacturing efficiency initiatives, cost-reduction measures, working with vendors and suppliers to reduce lead times and expedite shipment of critical components, and working with customers to expedite receivable collections. The Company may also utilize available capacity under the ABL Revolving Credit Facility.
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
BACKLOG
The Company’s backlog on March 29, 2025 was $673.0 million compared with $599.2 million on December 31, 2024 and $605.6 million on March 30, 2024.

Table of Content
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Our contractual obligations and commitments have not changed materially from the disclosures in our 2024 10-K except as set forth below.
MARKET RISK
Although the majority of our sales, expenses, and cash flows are transacted in U.S. dollars, we have exposure to changes in foreign currency exchange rates related primarily to the Euro and the Canadian dollar. The Company believes that the impact of changes in foreign currency exchange rates on its business and financial results for the first quarter of 2025 was not significant.
The future impacts of U.S. trade policies, treaties, and tariffs and their residual effects, including economic uncertainty, inflationary environment, and disruption within the global supply chain, and aerospace industry, on our business remain uncertain. As we cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and China or other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation, the ultimate financial impact on our results cannot be reasonably estimated but could be material. The impact of tariffs on its business and financial results for the first quarter of 2025 was not significant.
CRITICAL ACCOUNTING POLICIES
Refer to Note 2, Revenue, to the Consolidated Condensed Financial Statements in Item 1, Financial Statements, of this report for the Company’s critical accounting policies with respect to revenue recognition. For a complete discussion of the Company’s other critical accounting policies, refer to the 2024 10-K.
RECENT ACCOUNTING PRONOUNCEMENTS
Refer to Note 1, Basis of Presentation, to the Consolidated Condensed Financial Statements in Item 1, Financial Statements, of this report.
FORWARD-LOOKING STATEMENTS
Information included or incorporated by reference in this report that does not consist of historical facts, including statements accompanied by or containing words such as “may,” “will,” “should,” “believes,” “expects,” “expected,” “intends,” “plans,” “projects,” “approximate,” “estimates,” “predicts,” “potential,” “outlook,” “forecast,” “anticipates,” “presume,” and “assume,” and other words and terms of similar meaning, including their negative counterparts, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and are subject to several factors, risks and uncertainties, the impact or occurrence of which could cause actual results to differ materially from the expected results described in the forward-looking statements. Certain of these factors, risks and uncertainties are discussed in the sections of this report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” New factors, risks and uncertainties may emerge from time to time that may affect the forward-looking statements made herein. Given these factors, risks and uncertainties, investors should not place undue reliance on forward-looking statements as predictive of future results. Except as may be required by law, we disclaim any obligation to update the forward-looking statements made in this report to reflect any change in our expectations with regard thereto, or any changes in events, conditions or circumstances on which any such statement is based.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The disclosure above under the heading “Market Risk” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report is incorporated by reference into this Item 3.

Table of Content
Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer (its Principal Executive Officer) and Chief Financial Officer (its Principal Financial and Principal Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 29, 2025. Based on that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 29, 2025.
b.Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Content
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Except as described below, there have been no material developments from the legal proceedings as previously disclosed in Note 19, Legal Proceedings, to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of the 2024 10-K.
Currently, we are involved in legal proceedings relating to an allegation of patent infringement and, based on rulings to date we have concluded that losses related to these proceedings are probable. For a discussion of contingencies related to legal proceedings as of March 29, 2025, see Note 13, Legal Proceedings, to the Consolidated Condensed Financial Statements in Item 1, Financial Statements, of this report.
Item 1A. Risk Factors
In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in the 2024 10-K, which could materially affect our business, financial condition or results of operations. Our risk factors have not changed materially from those risk factors previously disclosed in our 2024 10-K, except as set forth below. The risks described in this report and in the 2024 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.
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
The U.S. government has, and continues to make, significant changes in U.S. trade policy and has taken certain actions that could negatively impact U.S. trade, including imposing tariffs on certain goods imported into the United States. In retaliation, China has implemented, and continues to evaluate imposing, additional tariffs on a wide range of American products, and other countries, including Canada and Mexico, have done the same. There is also a concern that the imposition of additional tariffs by the United States could result in the adoption of additional tariffs by other countries as well, leading to a global trade war. These developments, or the perception that any of them could occur, could materially adversely affect global economic conditions and the stability of global financial markets, and could significantly reduce global trade and, in particular, trade between the impacted nations and the United States. In addition, these developments may cause the Company’s customers to reduce their operating or capital expenditure budgets or forgo expansion plans or projects, which could cause them to defer, reduce, or forgo purchases of the Company’s products or services.
More specifically, the uncertainty with respect to U.S. trade policy includes: (i) the possibility of further altering of the existing tariffs or penalties on products manufactured outside of the United States; (ii) the effects stemming from the removal of such previously imposed tariffs; (iii) subsequent tariffs imposed by the United States on any other countries; and (iv) potential tariffs imposed by trading partners on U.S. exports. The institution of trade tariffs on items imported by us from other countries could increase our costs, either directly from tariffs incurred on foreign-produced products and components we directly purchase and import into the U.S. or indirectly as a result of our suppliers passing increased tariff-related costs onto us in the form of product and component price increases, which, in either such case, could have a negative impact on our business. If we attempt to renegotiate prices with suppliers or diversify our supply chain in response to tariffs, such efforts may not yield immediate results or may be ineffective. We may also consider increasing prices to customers; however, this could reduce the competitiveness of our products and adversely affect sales. If we fail to manage these dynamics successfully, our gross margins and profitability could be materially adversely affected.
We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and China or other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. Any further deterioration in the relations between the United States and China could exacerbate these actions and lead to additional governmental intervention in global trade markets.
We also cannot predict whether, and to what extent, there may be changes to international trade agreements or whether new or additional quotas, duties, tariffs, exchange controls or other restrictions on our products will be changed or imposed. In addition, an open conflict or war across any region could affect our ability to obtain raw materials. For example, the current military conflict between Russia and Ukraine, and related sanctions, export controls or other actions that may be initiated by nations, including the United States, the European Union or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.) or potential sanctions or relevant export controls related to China or Taiwan could adversely affect our business and/or our

Table of Content
supply chain or our business partners or customers in other countries beyond Russia and Ukraine. Although we currently maintain alternative sources for raw materials, if we are unable to source our products from the countries where we wish to purchase them, either because of the occurrence or threat of wars or other conflicts, regulatory changes or for any other reason, or if the cost of doing so increases, it could materially adversely affect our business, financial condition and results of operations. Disruptions in the supply of raw materials and components could temporarily impair our ability to manufacture our products for our customers or require us to pay higher prices to obtain these raw materials or components from other sources, which could materially adversely affect our business and our results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our purchases of our common stock for the three months ended March 29, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Program[1]
January 1, 2025 - January 25, 2025	—	$—	—	$41,483,815
January 26, 2025 - February 22, 2025	—	$—	—	$41,483,815
February 23, 2025 - March 29, 2025	—	$—	—	$41,483,815
1 On September 17, 2019, the Company’s Board of Directors authorized an additional share repurchase program. This program authorizes Company repurchases of up to $50 million of our common stock. Cumulative repurchases under this plan were approximately 310,000 shares at a cost of $8.5 million before the 10b5-1 plan associated with the share repurchase program was terminated on February 3, 2020.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Officers
(c) During the three months ended March 29, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Table of Content
Item 6. Exhibits

Exhibit 31.1*	Section 302 Certification - Chief Executive Officer

Exhibit 31.2*	Section 302 Certification - Chief Financial Officer

Exhibit 32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101*	The financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended March 29, 2025, formatted in Inline XBRL

Exhibit 101.INS*	Inline XBRL Instance Document

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 104*	Cover Page Interactive Data File (the cover page Inline XBRL tags are embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

Table of Content
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRONICS CORPORATION
(Registrant)
Date:	May 7, 2025	By:	/s/ Nancy L. Hedges
Nancy L. Hedges Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)