Form 10-Q
period 2025-06-28
ASTRONICS CORP
filed 2025-08-07
CIK 8063

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 28, 2025
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2025, 35,406,237 shares of common stock were outstanding consisting of 31,073,829 shares of common stock ($.01 par value) and 4,332,408 shares of Class B common stock ($.01 par value).

Table of Content

Table of Content
Part I – Financial Information
Item 1. Financial Statements
ASTRONICS CORPORATION
Consolidated Condensed Balance Sheets
June 28, 2025 with Comparative Figures for December 31, 2024
(Unaudited)
(In thousands)

	June 28, 2025	December 31, 2024

Current Assets:
Cash and Cash Equivalents	$13,460	$9,285
Restricted Cash	—	9,143
Accounts Receivable, Net of Allowance for Estimated Credit Losses	187,270	191,446
Inventories	194,311	199,741
Prepaid Expenses and Other Current Assets	23,668	16,557
Total Current Assets	418,709	426,172
Property, Plant and Equipment, Net of Accumulated Depreciation	83,207	80,687
Operating Right-of-Use Assets	32,025	23,609
Other Assets	7,917	7,763
Intangible Assets, Net of Accumulated Amortization	46,687	52,477
Goodwill	58,143	58,056
Total Assets	$646,688	$648,764
Current Liabilities:
Accounts Payable	$45,969	$42,960
Current Operating Lease Liabilities	5,041	4,697
Accrued Expenses and Other Current Liabilities	59,712	81,004
Customer Advance Payments and Deferred Revenue	27,161	27,491
Total Current Liabilities	137,883	156,152
Long-term Debt	159,276	168,669
Long-term Operating Lease Liabilities	31,494	20,508
Other Liabilities	46,464	47,338
Total Liabilities	375,117	392,667
Shareholders’ Equity:
Common Stock	381	380
Accumulated Other Comprehensive Loss	(1,404)	(3,863)
Other Shareholders’ Equity	272,594	259,580
Total Shareholders’ Equity	271,571	256,097
Total Liabilities and Shareholders’ Equity	$646,688	$648,764
See notes to Consolidated Condensed Financial Statements.

Table of Content
ASTRONICS CORPORATION
Consolidated Condensed Statements of Operations
Three and Six Months Ended June 28, 2025 with Comparative Figures for 2024
(Unaudited)
(In thousands, except per share data)

	Six Months Ended		Three Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Sales	$410,614	$383,188	$204,678	$198,114
Cost of Products Sold	296,938	280,106	151,851	142,546
Gross Profit	113,676	103,082	52,827	55,568
Research and Development Expenses	22,639	27,537	11,572	14,214
Selling, General and Administrative Expenses	73,142	66,329	36,497	33,804
Income from Operations	17,895	9,216	4,758	7,550
Other (Income) Expense, Net	(377)	871	(190)	435
Interest Expense, Net of Interest Income	6,247	11,615	3,097	5,856
Income (Loss) Before Income Taxes	12,025	(3,270)	1,851	1,259
Provision for (Benefit from) Income Taxes	1,183	(1,625)	537	(274)
Net Income (Loss)	$10,842	$(1,645)	$1,314	$1,533
Earnings (Loss) Per Share:
Basic	$0.31	$(0.05)	$0.04	$0.04
Diluted	$0.30	$(0.05)	$0.04	$0.04
See notes to Consolidated Condensed Financial Statements.

Table of Content
ASTRONICS CORPORATION
Consolidated Condensed Statements of Comprehensive Income (Loss)
Three and Six Months Ended June 28, 2025 with Comparative Figures for 2024
(Unaudited)
(In thousands)

	Six Months Ended		Three Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net Income (Loss)	$10,842	$(1,645)	$1,314	$1,533
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	2,931	(924)	2,179	(168)
Retirement Liability Adjustment – Net of Tax	(472)	562	(236)	281
Total Other Comprehensive Income (Loss)	2,459	(362)	1,943	113
Comprehensive Income (Loss)	$13,301	$(2,007)	$3,257	$1,646
See notes to Consolidated Condensed Financial Statements.

Table of Content
ASTRONICS CORPORATION
Consolidated Condensed Statements of Cash Flows
Six Months Ended June 28, 2025 with Comparative Figures for 2024
(Unaudited)
(In thousands)

	Six Months Ended
	June 28, 2025	June 29, 2024
Cash Flows from Operating Activities:
Net Income (Loss)	$10,842	$(1,645)
Adjustments to Reconcile Net Income (Loss) to Cash Flows from Operating Activities:
Non-cash items:
Depreciation and Amortization	10,966	12,531
Amortization of Deferred Financing Fees	1,214	1,695
Provisions for Non-cash Losses on Inventory and Receivables	2,941	2,415
Equity-based Compensation Expense	3,902	4,642
Deferred Tax Benefit	(1,125)	—
Operating Lease Non-cash Expense	3,174	2,562
Simplification Initiative-related Non-cash Charges	6,229	—
Non-Cash 401K Contribution and Quarterly Bonus Accrual	—	3,454
Non-Cash Annual Stock Bonus Accrual	—	1,448
Other	(601)	1,827
Changes in Operating Assets and Liabilities Providing (Using) Cash:
Accounts Receivable	5,803	(15,281)
Inventories	(1,498)	(11,398)
Accounts Payable	2,957	(4,661)
Accrued Expenses	(17,064)	9,255
Customer Advance Payments and Deferred Revenue	(859)	(4,280)
Income Taxes	(10,505)	(4,487)
Operating Lease Liabilities	(2,302)	(2,447)
Supplemental Retirement Plan Liabilities	(202)	(209)
Other Assets and Liabilities	(864)	356
Net Cash from Operating Activities	13,008	(4,223)
Cash Flows from Investing Activities:
Capital Expenditures	(6,710)	(3,394)
Net Cash from Investing Activities	(6,710)	(3,394)
Cash Flows from Financing Activities:
Proceeds from Long-term Debt	1,143	15,392
Principal Payments on Long-term Debt	(11,143)	(9,498)
Stock Award Activity	(1,730)	(3,172)
Financing-related Costs	(740)	(1,837)
Other	(76)	(80)
Net Cash from Financing Activities	(12,546)	805
Effect of Exchange Rates on Cash	1,280	(109)
Decrease in Cash and Cash Equivalents and Restricted Cash	(4,968)	(6,921)
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	18,428	11,313
Cash and Cash Equivalents and Restricted Cash at End of Period	$13,460	$4,392

Supplemental Disclosure of Cash Flow Information
Interest Paid	$2,967	$9,909
Income Taxes Paid, Net of Refunds	$12,848	$2,526
See notes to Consolidated Condensed Financial Statements.

Table of Content
ASTRONICS CORPORATION
Consolidated Condensed Statements of Shareholders’ Equity
Three and Six Months Ended June 28, 2025 with Comparative Figures for 2024
(Unaudited)
(In thousands)

	Six Months Ended		Three Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Common Stock
Beginning of Period	$329	$314	$333	$318
Net Shares Issued to Fund Bonus Obligations	—	3	—	1
Net Issuance of Common Stock for Restricted Stock Units (“RSUs”)	1	1	—	—
Class B Stock Converted to Common Stock	7	2	4	1
End of Period	337	320	337	320
Convertible Class B Stock
Beginning of Period	51	59	48	58
Class B Stock Converted to Common Stock	(7)	(2)	(4)	(1)
End of Period	44	57	44	57
Additional Paid in Capital
Beginning of Period	144,149	129,544	144,764	134,066
Equity-based Compensation Expense and Net Exercise of Stock Options, including ESPP	3,902	4,642	1,557	1,840
Gross Shares Issued to Fund Bonus Obligations	—	6,281	—	2,107
Tax Withholding Related to Issuance of RSUs and Shares for Bonus Obligations	(1,730)	(3,177)	—	(723)
End of Period	146,321	137,290	146,321	137,290
Accumulated Comprehensive Loss
Beginning of Period	(3,863)	(9,426)	(3,347)	(9,901)
Foreign Currency Translation Adjustments	2,931	(924)	2,179	(168)
Retirement Liability Adjustment – Net of Taxes	(472)	562	(236)	281
End of Period	(1,404)	(9,788)	(1,404)	(9,788)
Retained Earnings
Beginning of Period	192,208	209,753	201,736	205,899
Net Income (Loss)	10,842	(1,645)	1,314	1,533
Reissuance of Treasury Shares for 401K Contribution	—	(1,330)	—	(654)
End of Period	203,050	206,778	203,050	206,778
Treasury Stock
Beginning of Period	(76,777)	(80,726)	(76,777)	(78,717)
Net Issuance to Fund 401K Obligation	—	3,949	—	1,940
End of Period	(76,777)	(76,777)	(76,777)	(76,777)
Total Shareholders’ Equity	$271,571	$257,880	$271,571	$257,880
See notes to Consolidated Condensed Financial Statements.

Table of Content
ASTRONICS CORPORATION
Consolidated Condensed Statements of Shareholders’ Equity, Continued
Three and Six Months Ended June 28, 2025 with Comparative Figures for 2024
(Unaudited)
(In thousands)

	Six Months Ended		Three Months Ended
(Shares)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Common Stock
Beginning of Period	32,871	31,402	33,301	31,832
Net Shares Issued to Fund Bonus Obligations	—	218	—	74
Net Issuance of Common Stock for RSUs	143	114	—	7
Class B Stock Converted to Common Stock	729	290	442	111
End of Period	33,743	32,024	33,743	32,024
Convertible Class B Stock
Beginning of Period	5,086	5,952	4,799	5,773
Class B Stock Converted to Common Stock	(729)	(290)	(442)	(111)
End of Period	4,357	5,662	4,357	5,662
Treasury Stock
Beginning of Period	2,694	2,833	2,694	2,762
Net Shares Issued to Fund 401K Obligation	—	(139)	—	(68)
End of Period	2,694	2,694	2,694	2,694
See notes to Consolidated Condensed Financial Statements.

Table of Content
ASTRONICS CORPORATION
Notes to Consolidated Condensed Financial Statements
June 28, 2025
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
Operating Results
The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the six months ended June 28, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
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
Restricted Cash
Under the provisions of the ABL Revolving Credit Facility (as defined and discussed below in Note 7, Long-term Debt and Notes Payable), the Company has a cash dominion arrangement with the banking institution for its accounts within the United States whereby daily cash receipts are contractually utilized to pay down outstanding balances, if any, on the ABL Revolving Credit Facility. Account balances that have not yet been applied to the ABL Revolving Credit Facility are classified as restricted cash in the accompanying Consolidated Condensed Balance Sheets. The following table provides a reconciliation of cash and restricted cash included in Consolidated Condensed Balance Sheets to the amounts included in the Consolidated Condensed Statements of Cash Flows.

(In thousands)	June 28, 2025	June 29, 2024
Cash and Cash Equivalents	$13,460	$2,857
Restricted Cash	—	1,535
Total Cash and Restricted Cash Shown in Statements of Cash Flows	$13,460	$4,392
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

Table of Content
The changes in allowances for estimated credit losses for the three and six months ended June 28, 2025 and June 29, 2024 consisted of the following:

	Six Months Ended		Three Months Ended
(In thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Balance at Beginning of the Period	$2,377	$9,193	$2,291	$8,596
Bad Debt Expense, Net of Recoveries	(105)	398	23	312
Write-off Charges Against the Allowance and Other Adjustments	(1,430)	(8,096)	(1,472)	(7,413)
Balance at End of the Period	$842	$1,495	$842	$1,495
Write-offs in the three and six months ended June 29, 2024 include $7.5 million of accounts receivable related with a non-core contract manufacturing customer, which was reserved for in 2023.
On February 4, 2025, the Company entered into a factoring agreement with Citibank, N.A. under which we can sell certain receivables resulting from sales to a certain customer. The arrangement is designed to provide the Company with an immediate cash advance on eligible receivables, up to a limit of $45.0 million per year, as restricted by the terms of our ABL Revolving Credit Facility. The Company did not utilize the factoring agreement during the three and six months ended June 28, 2025.
Simplification Initiatives
In the second quarter of 2025, the Company initiated simplification activities in the Aerospace segment, including costs related to footprint rationalization and portfolio shaping. Restructuring charges, including impairments of inventory and other long-lived assets, were recorded as a result of these simplification initiatives. In the three and six months ended June 28, 2025, the Company recorded $5.8 million and $0.4 million in simplification initiative charges to Cost of Products Sold and Selling, General and Administrative Expenses, respectively, in the accompanying Consolidated Condensed Statements of Operations.
Research and Development Expenses
Research and development costs are expensed as incurred and include salaries, benefits, consulting, material costs, and depreciation. During the first quarter of 2025, the Company changed its financial statement presentation of research and development costs. These costs were previously included within Cost of Products Sold and were a factor in arriving at Gross Profit. Research and development expenses, which amounted to $14.2 million and $27.5 million for the three and six months ended June 29, 2024, respectively, have been reclassified from Cost of Products Sold to a separate line item below Gross Profit in the accompanying Consolidated Condensed Statements of Operations. All periods presented have been revised to reflect this presentation.
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
As of June 28, 2025 and June 29, 2024, the Company concluded that no indicators of impairment relating to intangible assets or goodwill existed and an interim test was not performed in the six-month periods then ended.
Foreign Currency Translation
The aggregate foreign currency transaction gain or loss included in operations was immaterial for the three and six months ended June 28, 2025 and June 29, 2024.
New or Recent Accounting Pronouncements
We consider the applicability and impact of all ASUs. There have been no new applicable accounting pronouncements or changes in accounting pronouncements during the three months ended June 28, 2025 as compared with the recent accounting pronouncements described in the 2024 10-K. ASUs not disclosed were assessed and determined to be either not applicable or had or are expected to have minimal impact on our financial statements and related disclosures.

Table of Content
2) Revenue
On June 28, 2025, we had $645.4 million of remaining performance obligations, which we refer to as total backlog. We expect to recognize approximately $481.3 million of our outstanding performance obligations as revenue over the next twelve months and the balance thereafter.
The Company’s contract assets and contract liabilities consist primarily of costs and profits in excess of billings and billings in excess of cost and profits, respectively. The following table presents the beginning and ending balances of contract assets and contract liabilities:

(In thousands)	Contract Assets	Contract Liabilities
Beginning Balance, January 1, 2025	$54,171	$28,171
Ending Balance, June 28, 2025	$50,213	$27,823
The decrease in contract assets reflects $8.3 million in revisions of estimated costs to complete certain long-term mass transit Test contracts, which was recorded during the six months ended June 28, 2025, partially offset by the net impact of new revenue recognized in excess of billings exceeding billing of previously unbilled revenue during the period. The revisions resulted in reduced revenue recognized during the six months ended June 28, 2025 due to lower estimates of the percentage of work completed on the programs. The decrease in contract liabilities reflects the net impact of revenue recognized in excess of new customer advances or deferred revenues recorded.
The Company recognized $9.9 million and $9.0 million during the three months ended and $17.8 million and $15.2 million during the six months ended June 28, 2025 and June 29, 2024, respectively, in revenues that were included in the contract liability balance at the beginning of the period.
The Company recognizes an asset for certain, material costs to fulfill a contract if it is determined that the costs relate directly to a contract or an anticipated contract that can be specifically identified, generate or enhance resources that will be used in satisfying performance obligations in the future, and are expected to be recovered. Such costs are amortized on a systematic basis that is consistent with the transfer to the customer of the goods to which the asset relates. Start-up costs are expensed as incurred. Capitalized fulfillment costs are included in Inventories in the accompanying Consolidated Condensed Balance Sheets. Should future orders not materialize or it is determined the costs are no longer probable of recovery, the capitalized costs are written off. The Company’s capitalized fulfillment costs amounted to $5.7 million and $8.3 million on June 28, 2025 and December 31, 2024, respectively. Amortization of fulfillment costs recognized within Cost of Products Sold was $0.1 million and $2.7 million for the three months and $3.4 million and $3.0 million for the six months ended June 28, 2025 and June 29, 2024, respectively.
The following table presents our revenue disaggregated by Market Segments as follows:

	Six Months Ended		Three Months Ended
(In thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Aerospace Segment
Commercial Transport	$283,115	$249,829	$145,573	$128,399
Military Aircraft	60,696	41,860	27,433	24,781
General Aviation	33,613	38,566	18,370	19,015
Other	7,577	10,326	2,250	4,748
Aerospace Total	385,001	340,581	193,626	176,943

Test Systems Segment
Government & Defense	25,613	42,607	11,052	21,171
Test Systems Total	25,613	42,607	11,052	21,171

Total	$410,614	$383,188	$204,678	$198,114

Table of Content
The following table presents our revenue disaggregated by Product Lines as follows:

	Six Months Ended		Three Months Ended
(In thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Aerospace Segment
Electrical Power & Motion	$195,246	$173,452	$95,166	$90,328
Lighting & Safety	102,670	88,241	52,999	46,454
Avionics	65,284	54,565	37,050	28,971
Systems Certification	7,904	7,812	2,836	3,364
Structures	6,320	6,185	3,325	3,078
Other	7,577	10,326	2,250	4,748
Aerospace Total	385,001	340,581	193,626	176,943

Test Systems	25,613	42,607	11,052	21,171

Total	$410,614	$383,188	$204,678	$198,114
3) Inventories
Inventories consisted of the following:

(In thousands)	June 28, 2025	December 31, 2024
Finished Goods	$28,276	$27,941
Work in Progress	34,395	31,927
Raw Material	131,640	139,873
	$194,311	$199,741
The Company recorded a $5.8 million reduction in inventory in the three and six months ended June 28, 2025 in connection with simplification initiatives as further discussed in Note 1, Basis of Presentation.
4) Property, Plant and Equipment
Property, Plant and Equipment consisted of the following:

(In thousands)	June 28, 2025	December 31, 2024
Land	$8,664	$8,551
Buildings and Improvements	72,968	72,150
Machinery and Equipment	130,119	125,874
Construction in Progress	7,415	3,997
Total Property, Plant and Equipment, Gross	219,166	210,572
Less Accumulated Depreciation	135,959	129,885
Total Property, Plant and Equipment, Net	$83,207	$80,687

Table of Content
5) Intangible Assets
The following table summarizes acquired intangible assets as follows:

		June 28, 2025		December 31, 2024
(In thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	11 years	$2,146	$2,146	$2,146	$2,146
Non-compete Agreement	4 years	11,082	11,082	11,082	11,082
Trade Names	10 years	11,473	10,448	11,380	10,351
Completed and Unpatented Technology	9 years	47,977	44,154	47,818	42,617
Customer Relationships	15 years	142,357	100,518	142,065	95,818
Total Intangible Assets	13 years	$215,035	$168,348	$214,491	$162,014
All acquired intangible assets other than goodwill and one trade name are being amortized. Amortization expense for acquired intangibles is summarized as follows:

	Six Months Ended		Three Months Ended
(In thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Amortization Expense	$5,920	$6,539	$2,945	$3,269
Amortization expense for acquired intangible assets expected for 2025 and for each of the next five years is summarized as follows:

(In thousands)
2025	$10,944
2026	$9,533
2027	$7,825
2028	$7,037
2029	$5,664
2030	$3,583
6) Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the six months ended June 28, 2025:

(In thousands)	December 31, 2024	Foreign Currency Translation	June 28, 2025
Aerospace	$36,421	$87	$36,508
Test Systems	21,635	—	21,635
	$58,056	$87	$58,143
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
Under the terms of the ABL Revolving Credit Facility, the Company pays interest on the unpaid principal amount of the ABL Revolving Credit Facility at a rate equal to SOFR plus a term SOFR adjustment in the amount of 0.10% per annum (which

Table of Content
collectively shall be at least 1.00%) plus an applicable margin ranging from 2.75% to 3.25% determined based upon the Company’s Excess Availability (as defined in the ABL Revolving Credit Facility). The Company is required to pay a quarterly commitment fee under the ABL Revolving Credit Facility on undrawn revolving credit commitments in an amount equal to 0.25% or 0.375% based on the Company’s average excess availability under the ABL Revolving Credit Facility. On June 28, 2025, there was no balance outstanding on the ABL Revolving Credit Facility and there remained $197.8 million available for future borrowings, before our minimum excess availability requirement discussed below. The amount available for future borrowings as of June 28, 2025, is net of $2.3 million in outstanding letters of credit.
Pursuant to the ABL Revolving Credit Facility, the Company is subject to a minimum fixed charge coverage ratio of 1.10 to 1.00. The Company is also required to maintain a minimum excess availability of the greater of 10% of the borrowing base under the ABL Revolving Credit Facility, or $15.0 million. As of June 28, 2025, the Company was in compliance with these covenants.
On December 3, 2024, the Company issued $165.0 million aggregate principal amount of 5.500% Convertible Senior Notes due 2030 (the “Convertible Notes”), which amount includes the additional Convertible Notes issued pursuant to the initial purchasers’ full exercise of their option to purchase additional Convertible Notes. The Convertible Notes bear interest at a rate of 5.500% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2025. The Convertible Notes will mature on March 15, 2030, unless earlier converted, redeemed or repurchased. The initial conversion rate is 43.6814 shares of common stock per $1,000 principal amount of Convertible Notes, which represent the initial conversion price of $22.89 per share. The Convertible Notes are convertible at the option of the holders at any time on or after December 15, 2029, until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Company will satisfy its conversion obligations by paying and/or delivering, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election. Beginning March 20, 2028, if the Company’s stock price has been at least 130% of the conversion price for a specified period of time, the Convertible Notes may be called at the option of the issuer. After the first quarter of 2025, if the Company’s stock price has been at least 130% of the conversion price for 20 of 30 trading days ending on and including the last trading day of the immediately preceding quarter, the Convertible Notes may be redeemed at the option of the holder. During the fiscal quarter ended June 28, 2025, our stock price met the price trigger defined above, and therefore, holders of our Convertible Notes may convert their notes at their option at any time during our third fiscal quarter ended September 27, 2025. The fair value of the Convertible Notes was approximately $284.0 million and $176.9 million as of June 28, 2025 and December 31, 2024, respectively, based on quoted prices for these instruments in active markets, and is classified as a Level 1 measurement within the fair value hierarchy.
Interest expense was $3.1 million and $5.9 million for the three months ended and $6.2 million and $11.6 million for the six months ended June 28, 2025 and June 29, 2024, respectively. The Company entered into a $90.0 million Term Loan Facility on January 19, 2023, and paid interest at a rate equal to SOFR (which was required to be at least 2.50%) plus 8.75%. The Company refinanced its credit facilities on July 11, 2024, and repaid in full all outstanding indebtedness under the previous term loan dated January 19, 2023.
Debt issuance cost amortization expense was $0.6 million and $0.9 million for the three months ended and $1.2 million and $1.7 million for the six months ended June 28, 2025 and June 29, 2024, respectively. All costs are amortized to interest expense over the term of the respective agreement. Unamortized deferred debt issuance costs associated with the ABL Revolving Credit Facility ($2.4 million and $3.0 million as of June 28, 2025 and December 31, 2024, respectively) are recorded within Other Assets and those associated with the Convertible Notes ($5.7 million and $6.3 million as of June 28, 2025 and December 31, 2024, respectively) are recorded as a reduction of the carrying value of the debt on the Consolidated Condensed Balance Sheets.
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

Table of Content
Activity in the warranty accrual, which is included in Accrued Expenses and Other Current Liabilities on the Consolidated Condensed Balance Sheets, is summarized as follows:

	Six Months Ended		Three Months Ended
(In thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Balance at Beginning of Period	$18,081	$9,751	$17,611	$10,522
Warranties Issued	3,401	3,301	2,494	1,812
Warranties Settled	(2,928)	(1,702)	(1,608)	(956)
Reassessed Warranty Exposure	459	(47)	516	(75)
Balance at End of Period	$19,013	$11,303	$19,013	$11,303
9) Income Taxes
The effective tax rates were approximately 29.0% and (21.8)% for the three months ended and 9.8% and 49.7% for the six months ended June 28, 2025 and June 29, 2024, respectively. Beginning with the 2022 tax year, certain research and development costs are required to be capitalized and amortized over sixty months for income tax purposes. The tax rate in the 2025 period was impacted by a valuation allowance applied against the deferred tax asset associated with the research and development costs that are expected to be capitalized and was partially offset by the removal of valuation allowances related to net operating losses and certain timing differences that are expected to reverse during 2025. In addition, the tax rate in the 2025 period was also impacted by state income taxes and the federal research and development credit expected for 2025 and a discrete adjustment to reverse certain federal and state deferred tax liabilities.
The Company records a valuation allowance against the deferred tax assets if and to the extent it is more likely than not that the Company will not recover the deferred tax assets. In evaluating the need for a valuation allowance, the Company weighs all relevant positive and negative evidence, and considers among other factors, historical financial performance, projected future taxable income, scheduled reversals of deferred tax liabilities, the overall business environment, and tax planning strategies. After considering the losses in recent periods and cumulative pre-tax losses in the three-year period ending with the current year, the Company determined that projections of future taxable income could not be relied upon as a source of income to realize its deferred tax assets. However, the Company is relying on a significant portion of its existing deferred tax liabilities for the realizability of deferred tax assets. Accordingly, during the years ended December 31, 2024 and 2023, the Company determined that a portion of its deferred tax assets were not expected to be realizable in the future and the Company continues to maintain the valuation allowance against its deferred tax assets as of June 28, 2025.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. The OBBBA permanently extends and modifies significant provisions enacted in 2017 as part of the Tax Cuts and Jobs Act (“TCJA”) that were originally set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, many of which are not in effect until 2026. Changes in tax laws may affect recorded deferred tax assets and deferred tax liabilities and our effective tax rate in the future and the Company is currently evaluating the impacts of the new legislation.
10) Earnings Per Share
The following table sets forth the computation of basic earnings per share:

	Six months ended		Three months ended
(In thousands, except per share amounts)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Basic Earnings per Common Share:
Net Income (Loss) - Basic	$10,842	$(1,645)	$1,314	$1,533
Weighted Average Shares - Basic	35,347	34,936	35,406	35,007
Basic Earnings per Common Share	$0.31	$(0.05)	$0.04	$0.04

Table of Content
The following table sets forth the computation of diluted net income (loss) per share:

	Six months ended		Three months ended
(In thousands, except per share amounts)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Diluted Earnings per Common Share:
Net Income (Loss) - Diluted	$10,842	$(1,645)	$1,314	$1,533

Weighted Average Shares - Basic	35,347	34,936	35,406	35,007
Net Effect of Dilutive Stock Awards	712	—	962	540
Weighted Average Shares - Diluted	36,059	34,936	36,368	35,547
Diluted Earnings per Common Share	$0.30	$(0.05)	$0.04	$0.04
The Company includes the dilutive effect of shares issuable upon conversion of its Convertible Notes in the calculation of diluted income per share using the if-converted method. The Company has the option for the Convertible Notes to settle the conversion value in any combination of cash or shares, and as such, the maximum number of shares issuable are included in the dilutive share count if the effect would be dilutive. The Company excluded all impacts of the Convertible Notes from the computation of diluted earnings per share as the effect would be anti-dilutive.
Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted earnings per share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. The Company incurred a net loss for the six months ended June 29, 2024, therefore all outstanding stock options and unvested restricted stock units were excluded from the computation of diluted loss per share because the effect of their inclusion would be anti-dilutive. The number of common shares excluded from the computation was approximately 399,000 shares as of June 28, 2025 and 1,072,000 shares as of June 29, 2024.
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
At-the-Market Equity Offering
On August 8, 2023, the Company initiated an at-the-market equity offering program (the “ATM Program”) for the sale from time to time of shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $30.0 million. During the three and six months ended June 28, 2025 and June 29, 2024, the Company did not sell any shares of our common stock under the ATM Program. As of June 28, 2025, the Company had remaining capacity under the ATM Program to sell shares of common stock having an aggregate offering price up to approximately $8.2 million.
Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

(In thousands)	June 28, 2025	December 31, 2024
Foreign Currency Translation Adjustments	$(5,291)	$(8,222)
Retirement Liability Adjustment – Before Tax	1,605	2,077
Tax Benefit of Retirement Liability Adjustment	2,282	2,282
Retirement Liability Adjustment – After Tax	3,887	4,359
Accumulated Other Comprehensive Loss	$(1,404)	$(3,863)

Table of Content
The components of other comprehensive income (loss) are as follows:

	Six Months Ended		Three Months Ended
(In thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Foreign Currency Translation Adjustments	$2,931	$(924)	$2,179	$(168)
Retirement Liability Adjustments:
Reclassifications to Selling, General and Administrative Expenses:
Amortization of Prior Service Cost	193	193	97	96
Amortization of Net Actuarial (Gains) Losses	(665)	369	(333)	185
Retirement Liability Adjustment	(472)	562	(236)	281
Other Comprehensive Income (Loss)	$2,459	$(362)	$1,943	$113
12) Sales to Major Customers
The loss of major customers or a significant reduction in business with a major customer would significantly, and negatively impact our sales and earnings. In the three and six months ended June 28, 2025, the Company had no major customers over 10% of consolidated sales. In the three and six months ended June 29, 2024, the Company had one major customer over 10% of consolidated sales primarily in the Aerospace segment. Sales to the Boeing Company (“Boeing”) accounted for 11.7% and 11.2% of consolidated sales in the three and six months ended June 29, 2024.
13) Legal Proceedings
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
The reserve for the German indirect claim and interest was approximately $17.3 million at June 28, 2025 and $17.1 million on December 31, 2024. The Company currently believes it is unlikely that the damages in the German indirect proceedings and related interest will be paid within the next twelve months. Therefore, the liability related to this matter is classified within Other Liabilities (non-current) in the Consolidated Condensed Balance Sheets at June 28, 2025 and December 31, 2024.
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
There was a further consequential hearing on May 16, 2025 which addressed applications concerning interest on the ordered damages, permission to appeal the court’s findings in these matters, as well as the issue of reimbursement of legal fees in the damages phase of the litigation. The Company was ordered to make payments of $5.7 million in relation to interest and $3.5 million for partial reimbursement of Lufthansa’s legal costs. The interest amount was recorded in the first quarter, while the legal cost reimbursement was recorded in the second quarter. Both of these items are reflected within Selling, General and Administrative Expenses in the Company’s Consolidated Condensed Statement of Operations.
During the three months ended June 28, 2025, the Company made payments totaling $21.6 million, in satisfaction of the liabilities for damages, interest and provisional legal fee reimbursement.
Both the Company and Lufthansa have been granted permission to appeal the rulings by the UK High Court of Justice. The appeals are scheduled to be heard by the UK Court of Appeal in March 2026.
A liability for reimbursement of Lufthansa’s legal expenses associated with the UK matter, exclusive of the damages phase, was approximately $1.0 million at June 28, 2025 and December 31, 2024, which is expected to be paid within the next twelve months and, as such, is classified in Accrued Expenses and Other Current Liabilities in the accompanying Consolidated Condensed Balance Sheets as of June 28, 2025 and December 31, 2024.
With respect to the proceeding in France, as previously disclosed, on December 4, 2020, the Court held the French patent invalid for all asserted claims. Lufthansa appealed this judgment. The appeal hearing took place on December 8, 2022, and on

Table of Content
February 24, 2023, the Court upheld the first instance judgment in favor of AES. Lufthansa lodged an appeal before the French Supreme Court. A decision from this Court was rendered on March 19, 2025, remanding the case to the Court of Appeal of Paris for reconsideration of the invalidity of Lufthansa’s French patent. A second trial on nullity is scheduled on October 28, 2026 and a ruling by the Court of Appeal of Paris on nullity is not expected before early first quarter 2027. As loss exposure is not probable and estimable at this time, the Company has not recorded any liability with respect to the French matter as of June 28, 2025 or December 31, 2024.
There were no other significant developments in any of these matters during the three months ended June 28, 2025.
Other
On March 23, 2020, Teradyne, Inc. filed a complaint against the Company and its subsidiary, Astronics Test Systems (“ATS”) (together, “the Defendants”) in the United States District Court for the Central District of California alleging patent and copyright infringement, and certain other related claims. The Defendants moved to dismiss certain claims from the case. On November 6, 2020, the Court dismissed the Company from the case, and also dismissed a number of claims, though the patent and copyright infringement claims remained. In addition, on December 21, 2020, ATS filed a petition for inter partes review (“IPR”) with the US Patent Trial and Appeal Board (“PTAB”), seeking to invalidate the subject patent, and on July 21, 2021, the PTAB instituted IPR. The PTAB issued its decision on July 20, 2022, in which it invalidated all of Teradyne’s patent claims. Teradyne did not appeal the decision. On December 7, 2023, the District Court granted ATS’s motion for summary judgment on its affirmative defense of fair use. The Court subsequently entered final judgment in favor of ATS on December 14, 2023. Teradyne appealed to the United States Court of Appeals for the Ninth Circuit. On January 30, 2025, the Ninth Circuit affirmed the District Court’s grant of summary judgment. Teradyne has elected not to pursue an appeal. As such, the summary judgment ruling stands and final judgment in favor of ATS has been entered. This matter is concluded.
Other than these proceedings, we are not party to any significant pending legal proceedings that management believes will result in a material adverse effect on our financial condition or results of operations.
14) Segment Information
The Company reports segment information based on the management approach, which designates the internal reporting used by the Chief Operating Decision Maker (“CODM”) for making decisions and assessing performance as the source of the Company’s reportable segments. The CODM, which is the Company’s Chief Executive Officer, allocates resources and assesses the performance of each operating segment based on historical and potential future product sales, gross margin associated with those sales, and operating profit (loss) before interest, taxes, and corporate expenses. The Company has determined its reportable segments to be Aerospace and Test Systems based on the information used by the CODM.

Table of Content
Segment information and reconciliations to consolidated amounts are as follows:

	Six Months Ended		Three Months Ended
(In thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Sales:
Aerospace	$385,035	$340,623	$193,647	$176,948
Less Inter-segment Sales	(34)	(42)	(21)	(5)
Total Aerospace Sales	385,001	340,581	193,626	176,943
Test Systems	25,933	42,607	11,341	21,171
Less Inter-segment Sales	(320)	—	(289)	—
Total Test Systems Sales	25,613	42,607	11,052	21,171
Total Consolidated Sales	410,614	383,188	204,678	198,114
Less[1]
Cost of Products Sold:
Aerospace	271,627	242,181	138,735	122,924
	70.6%	71.1%	71.7%	69.5%
Test Systems	25,311	37,925	13,116	19,622
	98.8%	89.0%	118.7%	92.7%
Other Segment Items[2]
Aerospace	73,071	67,023	36,852	34,739
Test Systems	9,235	13,097	4,646	6,885

Operating Profit (Loss) and Margins:
Aerospace	40,303	31,377	18,039	19,280
	10.5%	9.2%	9.3%	10.9%
Test Systems	(8,933)	(8,415)	(6,710)	(5,336)
	(34.9)%	(19.8)%	(60.7)%	(25.2)%
Total Operating Profit	31,370	22,962	11,329	13,944
	7.6%	6.0%	5.5%	7.0%
Deductions from Segment Measure of Operating Profit:
Interest Expense, Net of Interest Income	6,247	11,615	3,097	5,856
Corporate Expenses and Other	13,098	14,617	6,381	6,829
Income (Loss) Before Income Taxes	$12,025	$(3,270)	$1,851	$1,259
1 The significant expenses and amounts presented align with the segment-level information that is regularly provided to the CODM. Inter-segment expenses are included within the amounts shown.
2 Other segment items include Selling, General and Administrative Expenses, Research and Development Expenses, and sublease and rental income.

(In thousands)	June 28, 2025	December 31, 2024
Total Assets:
Aerospace	$517,145	$498,528
Test Systems	111,046	128,828
Corporate	18,497	21,408
Total Assets	$646,688	$648,764

Table of Content

	Six Months Ended		Three Months Ended
(In thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Depreciation and Amortization:
Aerospace	$8,955	$9,966	$4,457	$4,945
Test Systems	1,990	2,453	912	1,202
Corporate	21	112	9	56
Total Depreciation and Amortization	$10,966	$12,531	$5,378	$6,203

Capital Expenditures:
Aerospace	$6,525	$2,799	$4,443	$1,329
Test Systems	185	585	162	467
Corporate	—	10	—	—
Total Capital Expenditures	$6,710	$3,394	$4,605	$1,796
15) Fair Value
There were no financial assets or liabilities carried at fair value measured on a recurring basis on June 28, 2025 or December 31, 2024.
There were no non-recurring fair value measurements performed in the six months ended June 28, 2025 and June 29, 2024.
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
16) Subsequent Events
On June 30, 2025, the Company purchased the membership interests of Envoy Aerospace, LLC, located in Aurora, Illinois. Envoy Aerospace is an FAA Organization Designation Authorization (“ODA”) services provider. Envoy Aerospace is included in our Aerospace segment. The total purchase price was approximately $8.3 million, net of cash acquired and the estimated closing adjustment. Of the purchase price, $4.5 million was paid at the closing date, $2.0 million will be paid in one year from the closing date, and $1.8 million will be paid in two years from the closing date based on certain milestones. The Company expects to complete a preliminary allocation during the third quarter of 2025. Purchased intangible assets and goodwill are expected to be deductible for tax purposes over 15 years. This transaction was not considered material to the Company’s financial position or results of operations.

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
The main challenges that we continue to face include varying levels of supply chain pressures, material availability and cost increases (including costs associated with the recent imposition of tariffs by the United States and other countries discussed herein), labor availability and cost, and improving shareholder value through increasing profitability. Increasing profitability is dependent on many things, primarily sales growth, both acquired and organic, and the Company’s ability to pass cost increases along to customers and control operating expenses, and to identify means of creating improved productivity. Sales are driven by increased build rates for existing aircraft, market acceptance and economic success of new aircraft and our products, continued government funding of defense programs, the Company’s ability to obtain production contracts for parts we currently supply or have been selected to design and develop for new aircraft platforms and continually identifying and winning new business for our Test Systems segment.
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
Our ABL Revolving Credit Facility subjects us to various financial and other affirmative and negative covenants with which we must comply on an ongoing or periodic basis. These include financial covenants pertaining to minimum excess availability requirements and minimum fixed charge coverage ratio requirements. An unexpected decline in our revenues or operating income, including occurring as a result of events beyond our control, could cause us to violate our financial covenants. While the Company expects to remain in compliance with the required financial covenants for the duration of the agreements, any unexpected negative impacts to our business, including as a result of declines in aircraft production rates from expectations or production delays resulting from regulatory actions or labor strikes affecting OEMs, additional supply chain pressures, tariffs and our ability to mitigate tariff effects, the timing of customer orders, our ability to meet customer delivery schedules, or labor availability and cost pressures, could result in lower revenues and reduced financial profits, and, as a result thereof, our inability to satisfy the financial covenants in our ABL Revolving Credit Facility.
Challenges affecting the commercial aviation industry or key participants can adversely impact the demand for our products and services, the timing of orders, deliveries and related payments and other factors. We are monitoring the production levels and anticipated ramp-up at The Boeing Company, and we continue to align with them on production expectations.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. The OBBBA permanently extends and modifies significant provisions enacted in 2017 as part of the Tax Cuts and Jobs Act (“TCJA”) that were originally set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, many of which are not in effect until 2026. Changes in tax laws may affect recorded deferred tax assets and deferred tax liabilities and our effective tax rate in the future and the Company is currently evaluating the impacts of the new legislation.
CONSOLIDATED RESULTS OF OPERATIONS

	Six Months Ended		Three Months Ended
($ in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Sales	$410,614	$383,188	$204,678	$198,114
Gross Profit (sales less cost of products sold)	$113,676	$103,082	$52,827	$55,568
Gross Margin	27.7%	26.9%	25.8%	28.0%
Research and Development Expenses	$22,639	$27,537	$11,572	$14,214
Selling, General and Administrative Expenses (“SG&A”)	$73,142	$66,329	$36,497	$33,804
SG&A Expenses as a Percentage of Sales	17.8%	17.3%	17.8%	17.1%
Interest Expense, Net	$6,247	$11,615	$3,097	$5,856
Effective Tax Rate	9.8%	49.7%	29.0%	(21.8)%
Net Income (Loss)	$10,842	$(1,645)	$1,314	$1,533
A discussion by segment can be found in “Segment Results of Operations” in this MD&A.
CONSOLIDATED SECOND QUARTER RESULTS
Growth in sales were driven by the Aerospace segment’s continued strength in demand primarily from the Commercial Transport market. Aerospace sales increased $16.7 million, or 9.4%, which more than offset a $10.1 million decline in Test Systems sales. Consolidated sales were negatively impacted by $6.4 million due to revisions of estimated costs to complete certain long-term mass transit contracts in the Test Systems segment.
Consolidated cost of products sold in the second quarter of 2025 was $151.9 million, compared with $142.5 million in the same prior-year period. The increase was primarily due to higher sales volume. Additionally, simplification initiatives in the

Table of Content
Aerospace segment, including costs related to footprint rationalization and product portfolio shaping activities, resulted in $5.8 million in charges within cost of products sold during the quarter. Both periods reflect the change in presentation for research & development expenses (“R&D”), which is now identified as an expense item on the income statement below gross profit.
In the second quarter of 2025, the $2.7 million increase in selling, general and administrative expenses (“SG&A”) is primarily attributable to a $3.5 million legal fee reimbursement charge relating to the patent infringement dispute in the UK, partially offset by a $1.7 million decrease in litigation-related legal expenses. R&D was down $2.6 million reflecting the timing of projects.
As a result of the refinancing in December 2024 which resulted in a lower average interest rate, interest expense was down $2.8 million. Tax expense in the quarter was $0.5 million compared with a tax benefit of $0.3 million in the prior-year period.
Consolidated net income of $1.3 million, or $0.04 per diluted share, compares with net income of $1.5 million, or $0.04 per diluted share, in the prior-year period.
Bookings of $177.0 million in the quarter resulted in a book-to-bill ratio of 0.86:1. For the trailing twelve months, bookings totaled $841.8 million and the book-to-bill ratio was 1.02:1. Backlog at the end of the quarter was $645.4 million.
CONSOLIDATED YEAR-TO-DATE RESULTS
Growth in sales were driven by the Aerospace segment due to continued strength in demand primarily from the Commercial Transport and Military Aircraft markets. Aerospace sales increased $44.4 million, or 13.0%, which more than offset the $17.0 million decline in Test Systems sales. Consolidated sales were negatively impacted by $8.3 million, resulting from revisions of estimated costs to complete certain long-term mass transit contracts in the Test Systems segment.
Consolidated cost of products sold in the first half of 2025 was $296.9 million, compared with $280.1 million in the same prior-year period. The increase was primarily due to higher sales volume. Additionally, simplification initiatives in the Aerospace segment, including costs related to footprint rationalization and product portfolio shaping activities, resulted in $5.8 million in charges within cost of products sold during the quarter. Both periods reflect the change in presentation for R&D, which is now identified as an expense item on the income statement below gross profit.
In the first half of 2025, the $6.8 million increase in SG&A included a $9.7 million reserve adjustment relating to a patent infringement dispute in the UK. This included a $0.5 million increase to the original damages award reserve of $11.9 million, $5.7 million in interest expense related to the damages award, and a $3.5 million legal fee reimbursement charge. This increase was partially offset by a $2.4 million decrease in litigation-related legal expenses. R&D was down $4.9 million reflecting the timing of projects.
As a result of the lower outstanding borrowings and the reduced cost of debt resulting from the refinancing in December 2024, interest expense was down $5.4 million, or 46.2%. Tax expense in the first half of 2025 was $1.2 million compared with a tax benefit of $1.6 million in the prior-year period. Tax expense in the first half of 2025 was partially offset by a $1.1 million discrete adjustment to reverse certain federal and state deferred tax liabilities.
Stronger profitability and lower interest expense resulted in consolidated net income of $10.8 million, or $0.30 per diluted share, up from the net loss of $1.6 million, or $0.05 per diluted share, in the same prior-year period.
Bookings of $456.8 million in the first half of 2025 resulted in a book-to-bill ratio of 1.11:1.
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

Table of Content
AEROSPACE SEGMENT

	Six Months Ended		Three Months Ended
($ in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Sales	$385,035	$340,623	$193,647	$176,948
Less Inter-segment Sales	(34)	(42)	(21)	(5)
Total Aerospace Sales	$385,001	$340,581	$193,626	$176,943
Operating Profit	$40,303	$31,377	$18,039	$19,280
Operating Margin	10.5%	9.2%	9.3%	10.9%

Aerospace Sales by Market
(In thousands)
Commercial Transport	$283,115	$249,829	$145,573	$128,399
Military Aircraft	60,696	41,860	27,433	24,781
General Aviation	33,613	38,566	18,370	19,015
Other	7,577	10,326	2,250	4,748
	$385,001	$340,581	$193,626	$176,943
Aerospace Sales by Product Line
(In thousands)
Electrical Power & Motion	$195,246	$173,452	$95,166	$90,328
Lighting & Safety	102,670	88,241	52,999	46,454
Avionics	65,284	54,565	37,050	28,971
Systems Certification	7,904	7,812	2,836	3,364
Structures	6,320	6,185	3,325	3,078
Other	7,577	10,326	2,250	4,748
	$385,001	$340,581	$193,626	$176,943

(In thousands)	June 28, 2025	December 31, 2024
Total Assets	$517,145	$498,528
Backlog	$570,913	$537,563
AEROSPACE SECOND QUARTER RESULTS
Aerospace segment sales of $193.6 million increased $16.7 million, or 9.4%. Sales in the Commercial Transport market increased $17.2 million, or 13.4%. Growth was primarily related to increased demand by airlines for cabin power and inflight entertainment & connectivity (“IFEC”) products. Military Aircraft sales increased $2.7 million, or 10.7%, to $27.4 million, driven by increased demand for lighting and safety products. General Aviation sales decreased $0.6 million, or 3.4%, to $18.4 million due to lower airframe power sales. Other sales decreased $2.5 million as the Company is winding down its non-core contract manufacturing arrangements.
Aerospace segment operating profit of $18.0 million, or 9.3% of sales, decreased over the prior-year period as a result of the previously discussed $6.2 million charge related to simplification initiatives, a $3.5 million legal fee reimbursement charge related to the UK patent dispute, and a $1.0 million warranty expense true-up related to a new product launch that requires a field modification. These were partially offset by a $1.5 million decrease in litigation-related expenses.
Aerospace bookings were $150.6 million for a book-to-bill ratio of 0.78:1. Backlog for the Aerospace segment was a $570.9 million at quarter end.
AEROSPACE YEAR-TO-DATE RESULTS
Aerospace segment sales of $385.0 million increased $44.4 million, or 13.0%. Sales in the Commercial Transport market increased $33.3 million, or 13.3%. Growth was primarily related to increased demand by airlines for cabin power and IFEC products. Military Aircraft sales increased $18.8 million, or 45.0%, to $60.7 million, driven by progress on the FLRAA

Table of Content
program and increased demand for lighting and safety products. General Aviation sales decreased $5.0 million, or 12.8%, to $33.6 million due to lower VVIP and airframe power sales.
Aerospace segment operating profit of $40.3 million, or 10.5% of sales, improved over the prior-year period resulting from leverage gained on higher volume and improving production efficiencies and a $2.8 million decrease in litigation-related expenses, partially offset by the previously discussed $9.7 million true-up in legal reserves related to the UK patent dispute and $6.5 million in simplification initiatives.
Aerospace bookings were $418.4 million for a book-to-bill ratio of 1.09:1.
TEST SYSTEMS SEGMENT

	Six Months Ended		Three Months Ended
($ in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Sales	$25,933	$42,607	$11,341	$21,171
Less Inter-segment Sales	(320)	—	(289)	—
Total Test Systems Sales	$25,613	$42,607	$11,052	$21,171
Operating Loss	$(8,933)	$(8,415)	$(6,710)	$(5,336)
Operating Margin	(34.9)%	(19.8)%	(60.7)%	(25.2)%
All Test Systems sales are to the Government and Defense Market.

(In thousands)	June 28, 2025	December 31, 2024
Total Assets	$111,046	$128,828
Backlog	$74,454	$61,666
TEST SYSTEMS SECOND QUARTER RESULTS
Test Systems segment sales were $11.1 million, down $10.1 million from the comparator quarter in 2024. Segment sales were negatively impacted by $6.4 million due to revisions of estimated costs to complete certain long-term mass transit Test contracts. The revisions resulted in reduced revenue recognized in the period due to lower estimates of the percentage of work completed on the programs.
Test Systems segment operating loss was $6.7 million, compared with an operating loss of $5.3 million in the second quarter of 2024. The revisions to the estimated costs to complete had a $6.9 million detrimental impact to operating income and masked the savings realized from recent restructuring activities. Test Systems continues to be negatively affected by mix and under absorption of fixed costs at current volume levels.
Test Systems bookings were $26.4 million for a book-to-bill ratio of 2.39:1. Backlog for the Test Systems segment was $74.5 million at quarter end.
TEST SYSTEMS YEAR-TO-DATE RESULTS
Test Systems segment sales were $25.6 million, down $17.0 million from 2024. Segment sales were negatively impacted by $8.3 million due to revisions of estimated costs to complete certain long-term mass transit Test contracts. The revisions resulted in reduced revenue recognized in the period due to lower estimates of the percentage of work completed on the programs.
Test Systems segment operating loss was $8.9 million, compared with an operating loss of $8.4 million in the same prior-year period. The revisions to the estimated costs to complete had a $8.8 million detrimental impact to operating income and masked the savings realized from recent restructuring activities. Test Systems continues to be negatively affected by mix and under absorption of fixed costs at current volume levels.
Test Systems bookings were $38.4 million for a book-to-bill ratio of 1.50:1.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities:
Cash provided by operating activities totaled $13.0 million for the first six months of 2025, as compared with $4.2 million cash used for operating activities during the same period in 2024. Cash flow from operating activities increased compared with the

Table of Content
same period of 2024 primarily the result of higher cash earnings resulting from higher net income and improved working capital management. Cash provided by operating activities in the first six months of 2025 included $21.6 million in payments related to the UK patent dispute and $12.8 million in net income tax payments.
Investing Activities:
Cash used for investing activities was $6.7 million for the first six months of 2025 compared with $3.4 million in cash used for investing activities in the same period of 2024 representing capital expenditures for each period. The higher level of capital expenditures relates to the ongoing facility expansion activities.
Financing Activities:
Cash used for financing activities totaled $12.5 million for the first six months of 2025, as compared with cash provided by financing activities of $0.8 million during the same prior-year period. The Company made net payments under its credit facilities of $10.0 million in the first six months of 2025 compared with net borrowings of $5.9 million in the same prior-year period.
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
Under the terms of the ABL Revolving Credit Facility, the Company pays interest on the unpaid principal amount of the ABL Revolving Credit Facility at a rate equal to SOFR plus a term SOFR adjustment in the amount of 0.10% per annum (which collectively shall be at least 1.00%) plus an applicable margin ranging from 2.75% to 3.25% determined based upon the Company’s Excess Availability (as defined in the ABL Revolving Credit Facility). The Company is required to pay a quarterly commitment fee under the ABL Revolving Credit Facility on undrawn revolving credit commitments in an amount equal to 0.25% or 0.375% based on the Company’s average excess availability under the ABL Revolving Credit Facility. On June 28, 2025, there was no balance outstanding on the ABL Revolving Credit Facility and there remained $197.8 million available for future borrowings, before our minimum excess availability requirement discussed below. The amount available for future borrowings as of June 28, 2025, is net of $2.3 million in outstanding letters of credit.
Pursuant to the ABL Revolving Credit Facility, the Company is subject to a minimum fixed charge coverage ratio of 1.10 to 1.00. The Company is also required to maintain a minimum excess availability of the greater of 10% of the borrowing base under the ABL Revolving Credit Facility, or $15.0 million. As of June 28, 2025, the Company was in compliance with these covenants.
On December 3, 2024, the Company issued $165.0 million aggregate principal amount of 5.500% Convertible Senior Notes due 2030 (the “Convertible Notes”), which amount includes the additional Convertible Notes issued pursuant to the initial purchasers’ full exercise of their option to purchase additional Convertible Notes. The Convertible Notes bear interest at a rate of 5.500% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2025. The Convertible Notes will mature on March 15, 2030, unless earlier converted, redeemed or repurchased. The initial conversion rate is 43.6814 shares of common stock per $1,000 principal amount of Convertible Notes, which represent the initial conversion price of $22.89 per share. The Convertible Notes are convertible at the option of the holders at any time on or after December 15, 2029, until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Company will satisfy its conversion obligations by paying and/or delivering, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election. Beginning March 20, 2028, if the Company’s stock price has been at least 130% of the conversion price for a specified period of time, the Convertible Notes may be called at the option of the issuer. After the first quarter of 2025, if the Company’s stock price has been at least 130% of the conversion price for 20 of 30 trading days ending on and including the last trading day of the immediately preceding quarter, the Convertible Notes may be redeemed at the option of the holder. During the fiscal quarter ended June 28, 2025, our stock price met the price trigger defined above, and therefore, holders of our Convertible Notes may convert their notes at their option at any time during our third fiscal quarter ended September 27, 2025. The fair value of the

Table of Content
Convertible Notes was approximately $284.0 million and $176.9 million as of June 28, 2025 and December 31, 2024, respectively, based on quoted prices for these instruments in active markets, and is classified as a Level 1 measurement within the fair value hierarchy.
Interest expense was $3.1 million and $5.9 million for the three months ended and $6.2 million and $11.6 million for the six months ended June 28, 2025 and June 29, 2024, respectively. The Company entered into a $90.0 million Term Loan Facility on January 19, 2023, and paid interest at a rate equal to SOFR (which was required to be at least 2.50%) plus 8.75%. The Company refinanced its credit facilities on July 11, 2024, and repaid in full all outstanding indebtedness under the previous term loan dated January 19, 2023.
Debt issuance cost amortization expense was $0.6 million and $0.9 million for the three months ended and $1.2 million and $1.7 million for the six months ended June 28, 2025 and June 29, 2024, respectively. All costs are amortized to interest expense over the term of the respective agreement. Unamortized deferred debt issuance costs associated with the ABL Revolving Credit Facility ($2.4 million and $3.0 million as of June 28, 2025 and December 31, 2024, respectively) are recorded within Other Assets and those associated with the Convertible Notes ($5.7 million and $6.3 million as of June 28, 2025 and December 31, 2024, respectively) are recorded as a reduction of the carrying value of the debt on the Consolidated Condensed Balance Sheets.
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
On August 8, 2023, the Company initiated an at-the-market equity offering program (the “ATM Program”) for the sale from time to time of shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $30.0 million. During the three and six months ended June 28, 2025, and June 29, 2024, the Company did not sell any shares of its common stock under the ATM Program. As of June 28, 2025, the Company had remaining capacity under the ATM Program to sell shares of common stock having an aggregate offering price up to approximately $8.2 million.
Cash on hand at the end of the quarter was $13.5 million. Net debt was $151.5 million, compared with $156.6 million at the end of 2024.
Lufthansa Technik AG (“Lufthansa”) filed actions in Germany, the United Kingdom (“UK”) and France. These matters are more fully discussed in Note 13, Legal Proceedings, to the Consolidated Condensed Financial Statements in Item 1, Financial Statements, of this report.
The Company expects its cash flow from operations will provide sufficient cash flows to fund operations, including payment of any further amounts related to the Lufthansa matters. The Company paid $21.6 million ordered liabilities for damages, interest and legal fee reimbursement related to the UK matter in the second quarter of 2025. The Company may also evaluate various actions and alternatives to enhance its profitability and cash generation from operating activities, which could include manufacturing efficiency initiatives, cost-reduction measures, working with vendors and suppliers to reduce lead times and expedite shipment of critical components, and working with customers to expedite receivable collections. The Company may also utilize available capacity under the ABL Revolving Credit Facility.
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
BACKLOG
The Company’s backlog on June 28, 2025 was $645.4 million compared with $599.2 million on December 31, 2024 and $626.4 million on June 29, 2024.

Table of Content
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Our contractual obligations and commitments have not changed materially from the disclosures in our 2024 10-K except as set forth below.
MARKET RISK
Although the majority of our sales, expenses, and cash flows are transacted in U.S. dollars, we have exposure to changes in foreign currency exchange rates related primarily to the Euro and the Canadian dollar. The Company believes that the impact of changes in foreign currency exchange rates on its business and financial results for the three and six months ended June 28, 2025 was not significant.
The future impacts of U.S. trade policies, treaties, and tariffs and their residual effects, including economic uncertainty, inflationary environment, and disruption within the global supply chain, and aerospace industry, on our business remain uncertain. As we cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and China, Malaysia or other countries, what products may be subject to such actions, what actions may be taken by the other countries in retaliation, and what actions we may be able to take to address and mitigate such tariffs, the ultimate financial impact on our results cannot be reasonably estimated but could be material. The impact of tariffs on its business and financial results for the three and six months ended June 28, 2025 was not significant.
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

Table of Content
Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer (its Principal Executive Officer) and Chief Financial Officer (its Principal Financial and Principal Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 28, 2025. Based on that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 28, 2025.
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
Currently, we are involved in legal proceedings relating to an allegation of patent infringement and, based on rulings to date we have concluded that losses related to these proceedings are probable. For a discussion of contingencies related to legal proceedings as of June 28, 2025, see Note 13, Legal Proceedings, to the Consolidated Condensed Financial Statements in Item 1, Financial Statements, of this report.
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
The U.S. government has made, and continues to make, significant changes in U.S. trade policy and has taken certain actions that could negatively impact U.S. trade, including imposing tariffs on certain goods imported into the United States. In retaliation, China has implemented, and continues to evaluate imposing, additional tariffs on a wide range of American products, and other countries, including Canada and Mexico, have done the same. There is also a concern that the imposition of additional tariffs by the United States could result in the adoption of additional tariffs by other countries as well, leading to a global trade war. These developments, or the perception that any of them could occur, could materially adversely affect global economic conditions and the stability of global financial markets, and could significantly reduce global trade and, in particular, trade between the impacted nations and the United States. In addition, these developments may cause the Company’s customers to reduce their operating or capital expenditure budgets or forgo expansion plans or projects, which could cause them to defer, reduce, or forgo purchases of the Company’s products or services.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our purchases of our common stock for the three months ended June 28, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Program[1]
March 30, 2025 - April 26, 2025	—	$—	—	$41,483,815
April 27, 2025 - May 24, 2025	—	$—	—	$41,483,815
May 25, 2025 - June 28, 2025	—	$—	—	$41,483,815
1 On September 17, 2019, the Company’s Board of Directors authorized an additional share repurchase program. This program authorizes Company repurchases of up to $50 million of our common stock. Cumulative repurchases under this plan were approximately 310,000 shares at a cost of $8.5 million before the 10b5-1 plan associated with the share repurchase program was terminated on February 3, 2020.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Officers
(c) During the three months ended June 28, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Table of Content
Item 6. Exhibits

Exhibit 10.1	Amendment to the Amended and Restated 2017 Long Term Incentive Plan, incorporated by reference to Exhibit A to the registrant’s Definitive Proxy Statement on Schedule 14A for the 2025 Annual Meeting of Shareholders, as filed with the SEC on April 9, 2025

Exhibit 31.1*	Section 302 Certification - Chief Executive Officer

Exhibit 31.2*	Section 302 Certification - Chief Financial Officer

Exhibit 32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101*	The financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended June 28, 2025, formatted in Inline XBRL

Exhibit 101.INS*	Inline XBRL Instance Document

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 104*	Cover Page Interactive Data File (the cover page Inline XBRL tags are embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

Table of Content
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRONICS CORPORATION
(Registrant)
Date:	August 7, 2025	By:	/s/ Nancy L. Hedges
Nancy L. Hedges Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)