Form 10-Q
period 2025-09-27
ASTRONICS CORP
filed 2025-11-06
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 27, 2025
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2025, 35,629,121 shares of common stock were outstanding consisting of 31,619,410 shares of common stock ($.01 par value) and 4,009,711 shares of Class B common stock ($.01 par value).

Part I – Financial Information
Item 1. Financial Statements
ASTRONICS CORPORATION
Consolidated Condensed Balance Sheets
September 27, 2025 with Comparative Figures for December 31, 2024
(Unaudited)
(In thousands)

	September 27, 2025	December 31, 2024

Current Assets:
Cash and Cash Equivalents	$13,479	$9,285
Restricted Cash	6,101	9,143
Accounts Receivable, Net of Allowance for Estimated Credit Losses	188,630	191,446
Inventories	197,290	199,741
Prepaid Expenses and Other Current Assets	27,149	16,557
Total Current Assets	432,649	426,172
Property, Plant and Equipment, Net of Accumulated Depreciation	96,635	80,687
Operating Right-of-Use Assets	33,769	23,609
Other Assets	8,297	7,763
Intangible Assets, Net of Accumulated Amortization	51,083	52,477
Goodwill	59,760	58,056
Total Assets	$682,193	$648,764
Current Liabilities:
Accounts Payable	$51,683	$42,960
Current Operating Lease Liabilities	6,019	4,697
Accrued Expenses and Other Current Liabilities	66,597	81,004
Customer Advance Payments and Deferred Revenue	26,709	27,491
Total Current Liabilities	151,008	156,152
Long-term Debt	334,019	168,669
Long-term Operating Lease Liabilities	39,349	20,508
Other Liabilities	48,909	47,338
Total Liabilities	573,285	392,667
Shareholders’ Equity:
Common Stock	381	380
Accumulated Other Comprehensive Loss	(2,020)	(3,863)
Other Shareholders’ Equity	110,547	259,580
Total Shareholders’ Equity	108,908	256,097
Total Liabilities and Shareholders’ Equity	$682,193	$648,764
See notes to Consolidated Condensed Financial Statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Operations
Three and Nine Months Ended September 27, 2025 with Comparative Figures for 2024
(Unaudited)
(In thousands, except per share data)

	Nine Months Ended		Three Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Sales	$622,061	$586,886	$211,447	$203,698
Cost of Products Sold	443,874	428,580	146,936	148,474
Gross Profit	178,187	158,306	64,511	55,224
Research and Development Expenses	32,849	40,018	10,210	12,481
Selling, General and Administrative Expenses	104,388	100,698	31,246	34,369
Income from Operations	40,950	17,590	23,055	8,374
Loss on Settlement of Debt	32,644	6,987	32,644	6,987
Other (Income) Expense, Net	(562)	1,214	(185)	343
Interest Expense, Net of Interest Income	9,167	17,832	2,920	6,217
Loss Before Income Taxes	(299)	(8,443)	(12,324)	(5,173)
(Benefit from) Provision for Income Taxes	(43)	4,940	(1,226)	6,565
Net Loss	$(256)	$(13,383)	$(11,098)	$(11,738)
Loss Per Share:
Basic	$(0.01)	$(0.38)	$(0.31)	$(0.34)
Diluted	$(0.01)	$(0.38)	$(0.31)	$(0.34)
See notes to Consolidated Condensed Financial Statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Comprehensive Income (Loss)
Three and Nine Months Ended September 27, 2025 with Comparative Figures for 2024
(Unaudited)
(In thousands)

	Nine Months Ended		Three Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net Loss	$(256)	$(13,383)	$(11,098)	$(11,738)
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	2,552	127	(379)	1,051
Retirement Liability Adjustment – Net of Tax	(709)	843	(237)	281
Total Other Comprehensive Income (Loss)	1,843	970	(616)	1,332
Comprehensive Income (Loss)	$1,587	$(12,413)	$(11,714)	$(10,406)
See notes to Consolidated Condensed Financial Statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Cash Flows
Nine Months Ended September 27, 2025 with Comparative Figures for 2024
(Unaudited)

	Nine Months Ended
(In thousands)	September 27, 2025	September 28, 2024
Cash Flows from Operating Activities:
Net Loss	$(256)	$(13,383)
Adjustments to Reconcile Net Loss to Cash Flows from Operating Activities:
Non-cash items:
Depreciation and Amortization	16,129	18,572
Amortization of Deferred Financing Fees	1,805	2,711
Provisions for Non-cash Losses on Inventory and Receivables	6,062	8,023
Equity-based Compensation Expense	5,341	6,414
Deferred Tax Benefit	(1,125)	—
Operating Lease Non-cash Expense	4,659	3,869
Simplification Initiative-related Non-cash Charges	6,229	—
Non-Cash 401K Contribution and Quarterly Bonus Accrual	—	3,454
Non-Cash Annual Stock Bonus Accrual	—	1,448
Loss on Settlement of Debt	32,644	6,987
Other	(756)	2,899
Changes in Operating Assets and Liabilities Providing (Using) Cash:
Accounts Receivable	5,190	(22,712)
Inventories	(7,140)	(19,829)
Accounts Payable	8,271	(3,304)
Accrued Expenses	(14,719)	13,517
Customer Advance Payments and Deferred Revenue	(2,317)	(2,919)
Income Taxes	(11,513)	798
Operating Lease Liabilities	(3,125)	(3,777)
Tenant Improvement Allowance Refund	3,157	—
Supplemental Retirement Plan Liabilities	(539)	(309)
Other Assets and Liabilities	(825)	1,690
Net Cash from Operating Activities	47,172	4,149
Cash Flows from Investing Activities:
Capital Expenditures	(19,860)	(5,244)
Acquisition of Business, Net of Cash Acquired	(4,617)	—
Net Cash from Investing Activities	(24,477)	(5,244)
Cash Flows from Financing Activities:
Proceeds from Long-term Debt	86,143	195,978
Principal Payments on Long-term Debt	(11,143)	(187,498)
Proceeds from Issuance of Convertible Debt	225,000	—
Partial Repurchase of 2030 Notes	(285,752)	—
Payments for Capped Call Transactions	(26,888)	—
Financing-related Costs	(8,127)	(9,073)
Stock Award Activity	(1,730)	(3,219)
Other	(109)	(96)
Net Cash from Financing Activities	(22,606)	(3,908)
Effect of Exchange Rates on Cash	1,063	54
Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	1,152	(4,949)
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	18,428	11,313
Cash and Cash Equivalents and Restricted Cash at End of Period	$19,580	$6,364
Supplemental Disclosure of Cash Flow Information
Non-Cash Investing Activities: Capital Expenditures in Accounts Payable	$2,796	$—
Interest Paid	$7,593	$15,261
Income Taxes Paid, Net of Refunds	$12,636	$3,975
See notes to Consolidated Condensed Financial Statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Shareholders’ Equity
Three and Nine Months Ended September 27, 2025 with Comparative Figures for 2024
(Unaudited)
(In thousands)

	Nine Months Ended		Three Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Common Stock
Beginning of Period	$329	$314	$337	$320
Net Shares Issued to Fund Bonus Obligations	—	3	—	—
Net Issuance of Common Stock for Restricted Stock Units (“RSUs”)	1	1	—	—
Class B Stock Converted to Common Stock	9	3	2	1
End of Period	339	321	339	321
Convertible Class B Stock
Beginning of Period	51	59	44	57
Class B Stock Converted to Common Stock	(9)	(3)	(2)	(1)
End of Period	42	56	42	56
Additional Paid in Capital
Beginning of Period	144,149	129,544	146,321	137,290
Partial Repurchase of 2030 Notes	(120,632)	—	(120,632)	—
Purchase of Capped Call Transactions	(26,888)	—	(26,888)	—
Equity-based Compensation Expense and Net Exercise of Stock Options, including ESPP	5,341	6,414	1,439	1,772
Gross Shares Issued to Fund Bonus Obligations	—	6,281	—	—
Tax Withholding Related to Issuance of RSUs and Shares for Bonus Obligations	(1,730)	(3,219)	—	(42)
End of Period	240	139,020	240	139,020
Accumulated Comprehensive Loss
Beginning of Period	(3,863)	(9,426)	(1,404)	(9,788)
Foreign Currency Translation Adjustments	2,552	127	(379)	1,051
Retirement Liability Adjustment – Net of Taxes	(709)	843	(237)	281
End of Period	(2,020)	(8,456)	(2,020)	(8,456)
Retained Earnings
Beginning of Period	192,208	209,753	203,050	206,778
Partial Repurchase of 2030 Notes	(4,868)	—	(4,868)	—
Net Loss	(256)	(13,383)	(11,098)	(11,738)
Reissuance of Treasury Shares for 401K Contribution	—	(1,330)	—	—
End of Period	187,084	195,040	187,084	195,040
Treasury Stock
Beginning of Period	(76,777)	(80,726)	(76,777)	(76,777)
Net Issuance to Fund 401K Obligation	—	3,949	—	—
End of Period	(76,777)	(76,777)	(76,777)	(76,777)
Total Shareholders’ Equity	$108,908	$249,204	$108,908	$249,204
See notes to Consolidated Condensed Financial Statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Shareholders’ Equity, Continued
Three and Nine Months Ended September 27, 2025 with Comparative Figures for 2024
(Unaudited)
(In thousands)

	Nine Months Ended		Three Months Ended
(Shares)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Common Stock
Beginning of Period	32,871	31,402	33,743	32,024
Net Shares Issued to Fund Bonus Obligations	—	218	—	—
Net Issuance of Common Stock for RSUs	192	165	49	51
Class B Stock Converted to Common Stock	855	352	126	62
End of Period	33,918	32,137	33,918	32,137
Convertible Class B Stock
Beginning of Period	5,086	5,952	4,357	5,662
Class B Stock Converted to Common Stock	(855)	(352)	(126)	(62)
End of Period	4,231	5,600	4,231	5,600
Treasury Stock
Beginning of Period	2,694	2,833	2,694	2,694
Net Shares Issued to Fund 401K Obligation	—	(139)	—	—
End of Period	2,694	2,694	2,694	2,694
See notes to Consolidated Condensed Financial Statements.

ASTRONICS CORPORATION
Notes to Consolidated Condensed Financial Statements
September 27, 2025
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
Operating Results
The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the nine months ended September 27, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
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
We have principal operations in the United States (“U.S.”), Canada, France and Germany (arising from our October 2025 acquisition) as well as engineering offices in Ukraine and India.
The Company has two reportable segments, Aerospace and Test Systems. The Aerospace segment designs and manufactures products for the global aerospace and defense industry. Our Test Systems segment designs, develops, manufactures and maintains automated test systems that support the aerospace and defense, communications and mass transit industries.
Acquisition Activities
On June 30, 2025, the Company purchased the membership interests of Envoy Aerospace, LLC, located in Aurora, Illinois. Envoy Aerospace is an FAA Organization Designation Authorization (“ODA”) services provider. Envoy Aerospace is included in our Aerospace segment. The total purchase price was approximately $8.3 million, net of cash acquired and the estimated closing adjustment. Of the purchase price, $4.5 million was paid at the closing date, $2.0 million will be paid in one year from the closing date, and $1.8 million will be paid in two years from the closing date based on certain milestones. The Company has not yet finalized the purchase price allocation. Purchased intangible assets and goodwill are expected to be deductible for tax purposes over 15 years. This transaction was not considered material to the Company’s financial position or results of operations.
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

(In thousands)	September 27, 2025	September 28, 2024
Cash and Cash Equivalents	$13,479	$5,177
Restricted Cash	6,101	1,187
Total Cash and Restricted Cash Shown in Statements of Cash Flows	$19,580	$6,364
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
The changes in allowances for estimated credit losses for the three and nine months ended September 27, 2025 and September 28, 2024 consisted of the following:

	Nine Months Ended		Three Months Ended
(In thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Balance at Beginning of the Period	$2,377	$9,193	$842	$1,495
Bad Debt Expense, Net of Recoveries	(129)	1,132	(24)	734
Write-off Charges Against the Allowance and Other Adjustments	(1,368)	(7,982)	62	114
Balance at End of the Period	$880	$2,343	$880	$2,343
Write-offs in the nine months ended September 27, 2025 and September 28, 2024 relate primarily to accounts receivable reserved for in previous periods related to customer bankruptcies.
On February 4, 2025, the Company entered into a factoring agreement with Citibank, N.A. under which we can sell certain receivables resulting from sales to a certain customer. The arrangement is designed to provide the Company with an immediate cash advance on eligible receivables, up to a limit of $45.0 million per year, as restricted by the terms of our ABL Revolving Credit Facility. The Company did not utilize the factoring agreement during the three and nine months ended September 27, 2025.
Simplification Initiatives
In the second quarter of 2025, the Company initiated simplification activities in the Aerospace segment, including costs related to footprint rationalization and portfolio shaping. Restructuring charges, including impairments of inventory and other long-lived assets, were recorded as a result of these simplification initiatives. In the nine months ended September 27, 2025, the Company recorded $5.8 million and $0.4 million in simplification initiative charges to Cost of Products Sold and Selling, General and Administrative Expenses, respectively, in the accompanying Consolidated Condensed Statements of Operations.
Research and Development Expenses
Research and development costs are expensed as incurred and include salaries, benefits, consulting, material costs, and depreciation. During the first quarter of 2025, the Company changed its financial statement presentation of research and development costs. These costs were previously included within Cost of Products Sold and were a factor in arriving at Gross Profit. Research and development expenses, which amounted to $12.5 million and $40.0 million for the three and nine months ended September 28, 2024, respectively, have been reclassified from Cost of Products Sold to a separate line item below Gross Profit in the accompanying Consolidated Condensed Statements of Operations. All periods presented have been revised to reflect this presentation.
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

As of September 27, 2025 and September 28, 2024, the Company concluded that no indicators of impairment relating to intangible assets or goodwill existed and an interim test was not performed in the nine-month periods then ended.
Foreign Currency Translation
The aggregate foreign currency transaction gain or loss included in operations was immaterial for the three and nine months ended September 27, 2025 and September 28, 2024.
New or Recent Accounting Pronouncements
We consider the applicability and impact of all ASUs. There have been no new applicable accounting pronouncements or changes in accounting pronouncements during the three months ended September 27, 2025 as compared with the recent accounting pronouncements described in the 2024 10-K, except as set forth below. ASUs not disclosed were assessed and determined to be either not applicable or had or are expected to have minimal impact on our financial statements and related disclosures.
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
We early adopted this standard during the fiscal quarter ended September 27, 2025 and applied it on a prospective basis. Refer to Note 7.
Recent Accounting Pronouncements Not Yet Adopted

Standard	Description	Financial Statement Effect or Other Significant Matters
ASU 2025-06 -Intangibles, Goodwill and Other — Internal -Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software
The amendments in this update remove all references to project stages and clarify the threshold entities apply to begin capitalizing software costs. The update further specifies required disclosures for all capitalized internal-use software costs. This guidance is effective for fiscal years beginning after December 15, 2027 and interim periods within that period. Early adoption is permitted.
The Company is currently reviewing the guidance and evaluating the impact on our Consolidated Financial Statements and related disclosures.
ASU 2025-05 — Financial Instruments, Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets	The amendments in this update provide a practical expedient that allows entities to assume current conditions as of the balance sheet date remain unchanged over the life of current accounts receivable and contract assets when developing forecasts for estimated expected credit losses. This guidance is effective for fiscal years beginning after December 15, 2025 and interim periods within that period. Early adoption is permitted.	The Company is currently reviewing the guidance and evaluating the impact on our Consolidated Financial Statements and related disclosures.
2) Revenue
On September 27, 2025, we had $646.7 million of remaining performance obligations, which we refer to as total backlog. We expect to recognize approximately $479.2 million of our outstanding performance obligations as revenue over the next twelve months and the balance thereafter.

The Company’s contract assets and contract liabilities consist primarily of costs and profits in excess of billings and billings in excess of cost and profits, respectively. The following table presents the beginning and ending balances of contract assets and contract liabilities:

(In thousands)	Contract Assets	Contract Liabilities
Beginning Balance, January 1, 2025	$54,171	$28,171
Ending Balance, September 27, 2025	$54,302	$27,802
The increase in contract assets reflects the net impact of new revenue recognized in excess of billings exceeding billing of previously unbilled revenue during the period, partially offset by $8.3 million in revisions of estimated costs to complete certain long-term mass transit Test contracts, which was recorded during the nine months ended September 27, 2025. The revisions resulted in reduced revenue recognized during the nine months ended September 27, 2025 due to lower estimates of the percentage of work completed on the programs. The decrease in contract liabilities reflects the net impact of revenue recognized in excess of new customer advances or deferred revenues recorded.
The Company recognized $9.1 million and $6.3 million during the three months ended and $19.1 million and $16.4 million during the nine months ended September 27, 2025 and September 28, 2024, respectively, in revenues that were included in the contract liability balance at the beginning of the period.
The Company recognizes an asset for certain, material costs to fulfill a contract if it is determined that the costs relate directly to a contract or an anticipated contract that can be specifically identified, generate or enhance resources that will be used in satisfying performance obligations in the future, and are expected to be recovered. Such costs are amortized on a systematic basis that is consistent with the transfer to the customer of the goods to which the asset relates. Start-up costs are expensed as incurred. Capitalized fulfillment costs are included in Inventories in the accompanying Consolidated Condensed Balance Sheets. Should future orders not materialize or it is determined the costs are no longer probable of recovery, the capitalized costs are written off. The Company’s capitalized fulfillment costs amounted to $5.9 million and $8.3 million on September 27, 2025 and December 31, 2024, respectively. Amortization of fulfillment costs recognized within Cost of Products Sold was insignificant for the three months and was $3.4 million and $3.1 million for the nine months ended September 27, 2025 and September 28, 2024, respectively.
The following table presents our revenue disaggregated by Market Segments as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Aerospace Segment
Commercial Transport	$432,324	$383,679	$149,209	$133,850
Military Aircraft	88,250	63,545	27,554	21,685
General Aviation	47,532	56,643	13,919	18,077
Other	9,620	14,268	2,043	3,942
Aerospace Total	577,726	518,135	192,725	177,554

Test Systems Segment
Government & Defense	44,335	68,751	18,722	26,144
Test Systems Total	44,335	68,751	18,722	26,144

Total	$622,061	$586,886	$211,447	$203,698

The following table presents our revenue disaggregated by Product Lines as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Aerospace Segment
Electrical Power & Motion	$296,541	$263,919	$101,295	$90,467
Lighting & Safety	154,324	135,162	51,654	46,921
Avionics	91,452	83,716	26,168	29,151
Systems Certification	15,842	12,272	7,938	4,460
Structures	9,947	8,798	3,627	2,613
Other	9,620	14,268	2,043	3,942
Aerospace Total	577,726	518,135	192,725	177,554

Test Systems	44,335	68,751	18,722	26,144

Total	$622,061	$586,886	$211,447	$203,698
3) Inventories
Inventories consisted of the following:

(In thousands)	September 27, 2025	December 31, 2024
Finished Goods	$28,598	$27,941
Work in Progress	40,118	31,927
Raw Material	128,574	139,873
	$197,290	$199,741
The Company recorded a $5.8 million reduction in inventory in the nine months ended September 27, 2025 in connection with simplification initiatives as further discussed in Note 1, Basis of Presentation.
4) Property, Plant and Equipment
Property, Plant and Equipment consisted of the following:

(In thousands)	September 27, 2025	December 31, 2024
Land	$8,663	$8,551
Buildings and Improvements	81,965	72,150
Machinery and Equipment	132,290	125,874
Construction in Progress	11,281	3,997
Total Property, Plant and Equipment, Gross	234,199	210,572
Less Accumulated Depreciation	137,564	129,885
Total Property, Plant and Equipment, Net	$96,635	$80,687

5) Intangible Assets
The following table summarizes acquired intangible assets as follows:

		September 27, 2025		December 31, 2024
(In thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	11 years	$2,146	$2,146	$2,146	$2,146
Non-compete Agreement	4 years	11,082	11,082	11,082	11,082
Trade Names	10 years	11,562	10,494	11,380	10,351
Completed and Unpatented Technology	9 years	47,975	44,680	47,818	42,617
Customer Relationships	15 years	142,595	102,485	142,065	95,818
Licensing Agreement	13 years	6,740	130	—	—
Total Intangible Assets	13 years	$222,100	$171,017	$214,491	$162,014
All acquired intangible assets other than goodwill and one trade name are being amortized. Amortization expense for acquired intangibles is summarized as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Amortization Expense	$8,598	$9,728	$2,678	$3,189
Amortization expense for acquired intangible assets expected for 2025 and for each of the next five years is summarized as follows:

(In thousands)
2025	$11,228
2026	$10,085
2027	$8,377
2028	$7,589
2029	$6,216
2030	$4,135
6) Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the nine months ended September 27, 2025:

(In thousands)	December 31, 2024	Acquisition Adjustments	Foreign Currency Translation	September 27, 2025
Aerospace	$36,421	$1,643	$61	$38,125
Test Systems	21,635	—	—	21,635
	$58,056	$1,643	$61	$59,760
7) Long-term Debt and Notes Payable
ABL Revolving Credit Facility
The Company entered into a $90.0 million Term Loan Facility on January 19, 2023, and paid interest at a rate equal to SOFR (which was required to be at least 2.50%) plus 8.75%. The Company refinanced its credit facilities on July 11, 2024, and repaid in full all outstanding indebtedness under the previous Term Loan Facility.
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
On November 25, 2024, the Company entered into a second amendment to the ABL Revolving Credit Facility which increased the maximum aggregate amount that the Company could borrow pursuant to the ABL Revolving Credit Facility to

$220.0 million from $200.0 million. The maturity date of borrowings under the ABL Revolving Credit Facility was July 11, 2027. The Company and the applicable lenders also agreed in a separate first amendment to increase the amount of unsecured indebtedness the Company was permitted to incur under the ABL Revolving Credit Facility, subject to completion of the Convertible Notes offering (discussed below).
Under the terms of the ABL Revolving Credit Facility, the Company paid interest on the unpaid principal amount of the ABL Revolving Credit Facility at a rate equal to SOFR plus a term SOFR adjustment in the amount of 0.10% per annum (which collectively shall be at least 1.00%) plus an applicable margin ranging from 2.75% to 3.25% determined based upon the Company’s Excess Availability (as defined in the ABL Revolving Credit Facility). The Company was required to pay a quarterly commitment fee under the ABL Revolving Credit Facility on undrawn revolving credit commitments in an amount equal to 0.25% or 0.375% based on the Company’s average excess availability under the ABL Revolving Credit Facility. On September 27, 2025, there was $85.0 million outstanding on the ABL Revolving Credit Facility and there remained $112.3 million available for future borrowings, before the minimum excess availability requirement discussed below. The amount available for future borrowings as of September 27, 2025, is net of $2.3 million in outstanding letters of credit.
Pursuant to the ABL Revolving Credit Facility, the Company was subject to a minimum fixed charge coverage ratio of 1.10 to 1.00. The Company was also required to maintain a minimum excess availability of the greater of 10% of the borrowing base under the ABL Revolving Credit Facility, or $15.0 million. As of September 27, 2025, the Company was in compliance with these covenants.
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
On October 22, 2025, the Company entered into a cash flow-based revolving credit facility and terminated the ABL Revolving Credit Facility. See further discussion in Note 16, Subsequent Events.
2030 Convertible Notes
On December 3, 2024, the Company issued $165.0 million aggregate principal amount of 5.500% Convertible Senior Notes due 2030 (the “2030 Notes”). The 2030 Notes bear interest at a rate of 5.500% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2025. The 2030 Notes will mature on March 15, 2030, unless earlier converted, redeemed or repurchased. The initial conversion rate is 43.6814 shares of common stock per $1,000 principal amount of 2030 Notes, which represent the initial conversion price of $22.89 per share. The 2030 Notes are convertible at the option of the holders at any time on or after December 15, 2029, until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Company will satisfy its conversion obligations by paying and/or delivering, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election. Beginning March 20, 2028, if the Company’s stock price has been at least 130% of the conversion price for a specified period of time, the 2030 Notes may be called at the option of the issuer. After the first quarter of 2025, if the Company’s stock price has been at least 130% of the conversion price for 20 of 30 trading days ending on and including the last trading day of the immediately preceding quarter, the 2030 Notes may be redeemed at the option of the holder. During the fiscal quarter ended September 27, 2025, our stock price met the price trigger defined above, and therefore, holders of our 2030 Notes may convert their notes at their option at any time during the fiscal quarter ended December 31, 2025.
2031 Convertible Notes
On September 15, 2025, the Company issued $225.0 million aggregate principal amount of Convertible Senior Notes due 2031 (the “2031 Notes”) for net proceeds of $216.7 million. The Company used part of the net proceeds to repurchase a portion of the 2030 Notes and the remainder to enter into the capped call transactions, as further described below. The 2031 Notes do not bear any interest and will mature on January 15, 2031, unless earlier converted, redeemed or repurchased. The initial conversion rate is 18.2243 shares of common stock per $1,000 principal amount of Convertible Notes, which represents the initial conversion price of $54.87 per share. The 2031 Notes are convertible at the option of the holders at any time on or after October 15, 2030, until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Company will satisfy its conversion obligations by paying cash up to the aggregate principal amount of the 2031 Notes to be converted and paying and/or delivering, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the Notes being converted. Beginning January 22, 2029, if the Company’s stock price has been at least 130% of the conversion price for a specified period of time, the 2031 Notes may be called at the option of the issuer. After the fourth quarter of 2025, if the Company’s stock price has been at least 130% of the conversion price for 5 of the first 20 trading days of such fiscal quarter, the 2031 Notes may be redeemed at the option of the holder during the 30-trading day period beginning on, and including, the 21st trading day of such quarter.
Partial Repurchase of 2030 Notes
The Company used approximately $189.8 million of the net proceeds from the issuance of the 2031 Notes, together with approximately $85.0 million of borrowings under its ABL Revolving Credit Facility and approximately $11.0 million of cash on hand, to repurchase approximately $132.0 million in aggregate principal amount of outstanding 2030 Notes pursuant to privately negotiated exchange agreements entered into with certain holders of the 2030 Notes. The total cash paid in connection with this repurchase was approximately $285.8 million. The repurchase was accounted for in accordance with ASU 2024-04, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and resulted in the recognition of an inducement charge of $32.6 million within Loss on Settlement of Debt in the Consolidated Statements of Operations. The Company also recorded a reduction to unamortized debt issuance costs of $4.3 million and a reduction to equity of $125.5 million.
Interest expense was $2.9 million and $6.2 million for the three months ended and $9.2 million and $17.8 million for the nine months ended September 27, 2025 and September 28, 2024, respectively.
Debt issuance cost amortization expense was $0.6 million and $0.4 million for the three months ended and $1.8 million and $2.1 million for the nine months ended September 27, 2025 and September 28, 2024, respectively. All costs are amortized to interest expense over the term of the respective agreement. Unamortized deferred debt issuance costs associated with the ABL Revolving Credit Facility ($2.2 million and $3.0 million as of September 27, 2025 and December 31, 2024, respectively) are recorded within Other Assets. The following table presents the outstanding principal amount and carrying value of the Convertible Notes as of the dates indicated:

	September 27, 2025			December 31, 2024
(In thousands)	Principal	Unamortized Debt Issuance Costs	Carrying Value	Principal	Unamortized Debt Issuance Costs	Carrying Value
2030 Notes	$33,000	$(1,084)	$31,916	$165,000	$(6,331)	$158,669
2031 Notes	225,000	(7,897)	217,103	—	—	—
Total	$258,000	$(8,981)	$249,019	$165,000	$(6,331)	$158,669
The Company estimates the fair value of the convertible notes based on quoted prices for these instruments in active markets, classified as Level 1 measurements within the fair value hierarchy. The fair value of the 2031 Notes was approximately $233.9 million as of September 27, 2025. The fair value of the 2030 Notes was approximately $71.5 million and $176.9 million as of September 27, 2025 and December 31, 2024, respectively.
Capped Call Transactions
In connection with the issuance of the 2031 Notes, we entered into capped call transactions (the “Capped Calls”) with certain financial institutions. The Capped Calls are generally expected to reduce the potential dilution to the Company’s common stock upon any conversion of the 2031 Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted 2031 Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the Capped Calls is initially approximately $83.41 per share of the Company’s common stock and is subject to certain adjustments under the terms of the capped call transactions. The Capped Calls expire January 15, 2031.
We used approximately $26.9 million of the net proceeds from the 2031 Notes to purchase the Capped Calls. These instruments are classified as equity and recorded as a reduction of additional paid-in capital in the Condensed Consolidated Statements of Changes in Stockholders’ Equity.
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

Activity in the warranty accrual, which is included in Accrued Expenses and Other Current Liabilities on the Consolidated Condensed Balance Sheets, is summarized as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Balance at Beginning of Period	$18,081	$9,751	$19,013	$11,303
Warranties Issued	4,968	8,333	1,567	5,032
Warranties Settled	(4,118)	(2,714)	(1,190)	(1,012)
Reassessed Warranty Exposure	253	39	(206)	86
Balance at End of Period	$19,184	$15,409	$19,184	$15,409
9) Income Taxes
The effective tax rates were approximately 9.9% and (126.9)% for the three months ended and 14.4% and (58.5)% for the nine months ended September 27, 2025 and September 28, 2024, respectively. Beginning with the 2025 tax year, U.S. domestic research and development costs can be expensed as incurred. In addition, there are options to expense any remaining unamortized research and development costs that were previously capitalized during the 2022 through 2024 tax years. The tax rate in the 2025 period was favorably impacted by the reversal of a valuation allowance related to previously capitalized research and development costs that are expected to be expensed in the 2025 period and partially offset by valuation allowances related to net operating losses and certain timing differences. In addition, the tax rate in the 2025 period was also impacted by state and foreign income taxes and a discrete adjustment to reverse certain federal and state deferred tax liabilities.
The Company records a valuation allowance against the deferred tax assets if and to the extent it is more likely than not that the Company will not recover the deferred tax assets. In evaluating the need for a valuation allowance, the Company weighs all relevant positive and negative evidence, and considers among other factors, historical financial performance, projected future taxable income, scheduled reversals of deferred tax liabilities, the overall business environment, and tax planning strategies. After considering the losses in recent periods and cumulative pre-tax losses in the three-year period ending with the current year, the Company determined that projections of future taxable income could not be relied upon as a source of income to realize its deferred tax assets. However, the Company is relying on a significant portion of its existing deferred tax liabilities for the realizability of deferred tax assets. Accordingly, during the years ended December 31, 2024 and 2023, the Company determined that a portion of its deferred tax assets were not expected to be realizable in the future and the Company continues to maintain the valuation allowance against its deferred tax assets as of September 27, 2025.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. The OBBBA permanently extends and modifies significant provisions enacted in 2017 as part of the Tax Cuts and Jobs Act (“TCJA”) that were originally set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, many of which are not in effect until 2026. Key provisions of the Tax Act relevant to the Company’s operations include immediate expensing of certain domestic research and development expenses and domestic capital expenditures beginning in 2025 as well as changes to various U.S. international tax provisions going forward. These provisions of the Tax Act have favorably impacted the Company’s effective tax rate and cash tax rate for the 2025 tax year and are expected to have favorable impacts in future years. Changes in tax laws may affect recorded deferred tax assets and deferred tax liabilities and our effective tax rate in the future and the Company is continuing to evaluate the impacts of the new legislation.
10) Earnings Per Share
The following table sets forth the computation of basic earnings per share:

	Nine months ended		Three months ended
(In thousands, except per share amounts)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Basic Earnings per Common Share:
Net Loss - Basic	$(256)	$(13,383)	$(11,098)	$(11,738)
Weighted Average Shares - Basic	35,372	34,961	35,423	35,011
Basic Earnings per Common Share	$(0.01)	$(0.38)	$(0.31)	$(0.34)

The following table sets forth the computation of diluted net income (loss) per share:

	Nine months ended		Three months ended
(In thousands, except per share amounts)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Diluted Earnings per Common Share:
Net Loss - Diluted	$(256)	$(13,383)	$(11,098)	$(11,738)

Weighted Average Shares - Basic	35,372	34,961	35,423	35,011
Net Effect of Dilutive Stock Awards	—	—	—	—
Weighted Average Shares - Diluted	35,372	34,961	35,423	35,011
Diluted Earnings per Common Share	$(0.01)	$(0.38)	$(0.31)	$(0.34)
The Company includes the dilutive effect of shares issuable upon conversion of its Convertible Notes in the calculation of diluted income per share using the if-converted method. The Company has the option for the 2030 Convertible Notes to settle the conversion value in any combination of cash or shares, and as such, the maximum number of shares issuable are included in the dilutive share count if the effect would be dilutive. The Company excluded all impacts of the 2030 Convertible Notes from the computation of diluted earnings per share as the effect would be anti-dilutive. The Company will settle the principal amount of the 2031 Convertible Notes by paying cash and settle the premium in any combination of cash or shares. The Company’s average stock price for the three and nine months ended September 27, 2025 was below the conversion price for the 2031 Notes, therefore no incremental shares were included in diluted earnings per share.
Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted earnings per share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. The Company incurred a net loss for the three and nine months ended September 27, 2025 and September 28, 2024, therefore all outstanding stock options and unvested restricted stock units were excluded from the computation of diluted loss per share because the effect of their inclusion would be anti-dilutive. The number of common shares excluded from the computation was approximately 1,262,000 shares as of September 27, 2025 and 1,218,000 shares as of September 28, 2024.
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
At-the-Market Equity Offering
On August 8, 2023, the Company initiated an at-the-market equity offering program (the “ATM Program”) for the sale from time to time of shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $30.0 million. During the three and nine months ended September 27, 2025 and September 28, 2024, the Company did not sell any shares of our common stock under the ATM Program. As of September 27, 2025, the Company had remaining capacity under the ATM Program to sell shares of common stock having an aggregate offering price up to approximately $8.2 million.
Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

(In thousands)	September 27, 2025	December 31, 2024
Foreign Currency Translation Adjustments	$(5,670)	$(8,222)
Retirement Liability Adjustment – Before Tax	1,368	2,077
Tax Benefit of Retirement Liability Adjustment	2,282	2,282
Retirement Liability Adjustment – After Tax	3,650	4,359
Accumulated Other Comprehensive Loss	$(2,020)	$(3,863)

The components of other comprehensive income (loss) are as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Foreign Currency Translation Adjustments	$2,552	$127	$(379)	$1,051
Retirement Liability Adjustments:
Reclassifications to Selling, General and Administrative Expenses:
Amortization of Prior Service Cost	290	290	97	97
Amortization of Net Actuarial (Gains) Losses	(999)	553	(334)	184
Retirement Liability Adjustment	(709)	843	(237)	281
Other Comprehensive Income (Loss)	$1,843	$970	$(616)	$1,332
12) Sales to Major Customers
The loss of major customers or a significant reduction in business with a major customer would significantly, and negatively impact our sales and earnings. In the three and nine months ended September 27, 2025 and September 28, 2024, the Company had one major customer over 10% of consolidated sales primarily in the Aerospace segment. Sales to the Boeing Company (“Boeing”) accounted for 12.3% and 10.5% of consolidated sales in the three months and 10.6% and 11.0% of consolidated sales in the nine months ended September 27, 2025 and September 28, 2024, respectively. Accounts receivable from Boeing on September 27, 2025 were approximately $19.4 million.
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
The reserve for the German indirect claim and interest was approximately $17.5 million at September 27, 2025 and $17.1 million on December 31, 2024. The Company currently believes it is unlikely that the damages in the German indirect proceedings and related interest will be paid within the next twelve months. Therefore, the liability related to this matter is classified within Other Liabilities (non-current) in the Consolidated Condensed Balance Sheets at September 27, 2025 and December 31, 2024.
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
There was a further consequential hearing on May 16, 2025 which addressed applications concerning interest on the ordered damages, permission to appeal the court’s findings in these matters, as well as the issue of reimbursement of legal fees in the damages phase of the litigation. The Company was ordered to make payments of $5.7 million in relation to interest and $3.5 million for partial reimbursement of Lufthansa’s legal costs. The interest amount was recorded in the first quarter of 2025, while the legal cost reimbursement was recorded in the second quarter. Both of these items are reflected within Selling, General and Administrative Expenses in the Company’s Consolidated Condensed Statement of Operations, for the nine months ended September 27, 2025.
During the nine months ended September 27, 2025, the Company made payments totaling $21.6 million, in satisfaction of the liabilities for damages, interest and provisional legal fee reimbursement.
Both the Company and Lufthansa have been granted permission to appeal the rulings by the UK High Court of Justice. The appeals are scheduled to be heard by the UK Court of Appeal in March 2026.
A liability for reimbursement of Lufthansa’s legal expenses associated with the UK matter, exclusive of the damages phase, was approximately $1.0 million at September 27, 2025 and December 31, 2024, which is expected to be paid within the next twelve months and, as such, is classified in Accrued Expenses and Other Current Liabilities in the accompanying Consolidated Condensed Balance Sheets as of September 27, 2025 and December 31, 2024.

With respect to the proceeding in France, as previously disclosed, on December 4, 2020, the Court held the French patent invalid for all asserted claims. Lufthansa appealed this judgment. The appeal hearing took place on December 8, 2022, and on February 24, 2023, the Court upheld the first instance judgment in favor of AES. Lufthansa lodged an appeal before the French Supreme Court. A decision from this Court was rendered on March 19, 2025, remanding the case to the Court of Appeal of Paris for reconsideration of the invalidity of Lufthansa’s French patent. A second trial on nullity is scheduled on October 28, 2026 and a ruling by the Court of Appeal of Paris on nullity is not expected before early first quarter 2027. As loss exposure is not probable and estimable at this time, the Company has not recorded any liability with respect to the French matter as of September 27, 2025 or December 31, 2024.
There were no other significant developments in any of these matters during the three months ended September 27, 2025.
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

Segment information and reconciliations to consolidated amounts are as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Sales:
Aerospace	$577,760	$518,187	$192,725	$177,564
Less Inter-segment Sales	(34)	(52)	—	(10)
Total Aerospace Sales	577,726	518,135	192,725	177,554
Test Systems	44,685	68,790	18,752	26,183
Less Inter-segment Sales	(350)	(39)	(30)	(39)
Total Test Systems Sales	44,335	68,751	18,722	26,144
Total Consolidated Sales	622,061	586,886	211,447	203,698
Less[1]
Cost of Products Sold:
Aerospace	403,890	369,918	132,263	127,737
	69.9%	71.4%	68.6%	71.9%
Test Systems	39,984	58,662	14,673	20,737
	90.2%	85.3%	78.4%	79.3%
Other Segment Items[2]
Aerospace	102,366	102,589	29,295	35,566
Test Systems	13,298	18,517	4,063	5,420

Operating Profit (Loss) and Margins:
Aerospace	71,470	45,628	31,167	14,251
	12.4%	8.8%	16.2%	8.0%
Test Systems	(8,947)	(8,428)	(14)	(13)
	(20.2)%	(12.3)%	(0.1)%	—%
Total Operating Profit	62,523	37,200	31,153	14,238
	10.1%	6.3%	14.7%	7.0%
Deductions from Segment Measure of Operating Profit:
Loss on Settlement of Debt	32,644	6,987	32,644	6,987
Interest Expense, Net of Interest Income	9,167	17,832	2,920	6,217
Corporate Expenses and Other	21,011	20,824	7,913	6,207
Loss Before Income Taxes	$(299)	$(8,443)	$(12,324)	$(5,173)
1 The significant expenses and amounts presented align with the segment-level information that is regularly provided to the CODM. Inter-segment expenses are included within the amounts shown.
2 Other segment items include Selling, General and Administrative Expenses, Research and Development Expenses, and sublease and rental income.

(In thousands)	September 27, 2025	December 31, 2024
Total Assets:
Aerospace	$544,463	$498,528
Test Systems	112,844	128,828
Corporate	24,886	21,408
Total Assets	$682,193	$648,764

	Nine Months Ended		Three Months Ended
(In thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Depreciation and Amortization:
Aerospace	$13,656	$14,766	$4,701	$4,800
Test Systems	2,442	3,638	452	1,185
Corporate	31	168	10	56
Total Depreciation and Amortization	$16,129	$18,572	$5,163	$6,041

Capital Expenditures:
Aerospace	$19,337	$4,408	$12,812	$1,609
Test Systems	523	820	338	235
Corporate	—	16	—	6
Total Capital Expenditures	$19,860	$5,244	$13,150	$1,850
15) Fair Value
There were no financial assets or liabilities carried at fair value measured on a recurring basis on September 27, 2025 or December 31, 2024.
There were no non-recurring fair value measurements performed in the nine months ended September 27, 2025 and September 28, 2024.
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
16) Subsequent Events
On October 13, 2025, the Company acquired all of the issued and outstanding capital stock of Bühler Motor Aviation (“BMA”), located in Uhldingen-Mühlhofen, Germany. BMA is an established manufacturer of aircraft seat actuation systems with a broad product portfolio that includes actuators, electronics, control panels, pneumatic systems, and lighting. BMA will be included in our Aerospace segment. The total purchase price was approximately $18.0 million, net of cash acquired and the estimated closing adjustment. The purchase price was paid at the closing date. The Company expects to complete a preliminary allocation during the fourth quarter of 2025.
On October 22, 2025, the Company entered into a $300 million senior secured, cash flow-based revolving credit facility (the “New Revolver”). The New Revolver replaces the Company’s ABL Revolving Credit Facility, which was terminated on October 22, 2025. The scheduled maturity date for the New Revolver is October 16, 2030. Under the terms of the New Revolver, the Company will pay interest on the unpaid principal amount outstanding under the Revolving Credit Agreement at a rate equal to Term SOFR (as defined in the Revolving Credit Agreement) plus an applicable margin ranging from 1.25% to 2.125% determined based upon the Company’s Total Net Debt Leverage Ratio (as defined in the Revolving Credit Agreement). The Company will pay a quarterly commitment fee under the Revolving Credit Agreement on unused Revolving Commitments ranging from 0.20% to 0.35% determined based upon the Company’s Total Net Debt Leverage Ratio.
Pursuant to the Revolving Credit Agreement, the Company is subject to a total leverage ratio covenant that requires that the Company’s Total Net Debt Leverage Ratio may not exceed 4.50 to 1.00, provided that the Company’s Total Net Debt Leverage Ratio for the fiscal quarter ending December 31, 2025, may not exceed 4.75 to 1.00. The Company is also subject to a consolidated interest coverage ratio covenant that requires that the Company’s Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Agreement) may not be less than 3.50 to 1.00 and a secured net debt leverage ratio covenant that requires that the Company’s Secured Net Debt Leverage Ratio (as defined in the Revolving Credit Agreement) may not exceed 3.00 to 1.00.
The New Revolver has an accordion feature, which allows the Company to request incremental commitments of up to $100 million plus additional incremental amounts so long as maximum leverage requirements are met. In the fourth quarter of 2025, the Company expects to record a non-cash write-off of deferred financing costs of approximately $0.6 million related to the exiting ABL lender in Interest Expense within the Consolidated Condensed Statements of Operations.

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
We have two reportable segments, Aerospace and Test Systems. Our Aerospace segment has principal operating facilities in the United States, Canada, France and Germany (arising from our October 2025 acquisition) and an engineering office in Ukraine. Our Test Systems segment has principal operating facilities in the United States and an engineering office in India.
Our Aerospace segment designs and manufactures products for the global aerospace industry. Product lines include lighting and safety systems, electrical power generation, distribution and seat motion systems, aircraft structures, avionics products, systems certification, and other products. Our primary Aerospace customers are the airframe manufacturers (“OEM”) that build aircraft for the commercial transport, military and general aviation markets, suppliers to those OEMs, aircraft operators such as airlines, suppliers to the aircraft operators, and branches of the U.S. Department of Defense (“USDOD”). Our Test Systems segment designs, develops, manufactures and maintains automated test systems that support the aerospace and defense and mass transit industries. In the Test Systems segment, Astronics’ products are sold to a global customer base including OEMs and prime government contractors for both electronics and military products.
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
Reduced aircraft build rates driven by regulatory actions impacting OEM production, a weak economy, aircraft groundings, tight credit markets, reduced air passenger travel, tariffs impacting OEM demand, and an increasing supply of used aircraft on the market would likely result in reduced demand for our products, which will result in lower profits. Reduction of defense spending may result in fewer opportunities for us to compete, which could result in lower profits in the future. Many of our newer development programs are based on new and unproven technology and at the same time we are challenged to develop the technology on a schedule that is consistent with specific programs. Delays in delivery schedules and incremental costs resulting from tariffs and other trade policy matters, supply chain pressures, and labor market pressures have in the past resulted in, and could in the future also result in, lower profits. We will continue to address these challenges by working to improve operating efficiencies and focusing on executing on the growth opportunities currently in front of us.
On October 22, 2025, the Company entered into a $300 million senior secured, cash flow-based revolving credit facility (the “New Revolver”). The New Revolver replaces the Company’s ABL Revolving Credit Facility, which was terminated on October 22, 2025. The New Revolver subjects us to various financial and other affirmative and negative covenants with which we must comply on an ongoing or periodic basis. These include financial covenants pertaining to a total leverage ratio, a consolidated interest coverage ratio, and a secured net debt leverage ratio requirement. An unexpected decline in our revenues or operating income, including occurring as a result of events beyond our control, could cause us to violate our financial covenants. While the Company expects to remain in compliance with the required financial covenants for the duration of the agreement, any unexpected negative impacts to our business, including as a result of declines in aircraft production rates from expectations or production delays resulting from regulatory actions or labor strikes affecting OEMs, additional supply chain pressures, tariffs and our ability to mitigate tariff effects, the timing of customer orders, our ability to meet customer delivery schedules, or labor availability and cost pressures, could result in lower revenues and reduced financial profits, and, as a result thereof, our inability to satisfy the financial covenants in our New Revolver.
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
Recent Acquisitions
On June 30, 2025, the Company purchased the membership interests of Envoy Aerospace, LLC, located in Aurora, Illinois. Envoy Aerospace is an FAA Organization Designation Authorization (“ODA”) services provider. Envoy Aerospace is included in our Aerospace segment. The total purchase price was approximately $8.3 million, net of cash acquired and the estimated closing adjustment.
On October 13, 2025, the Company acquired all of the issued and outstanding capital stock of Bühler Motor Aviation (“BMA”), located in Uhldingen-Mühlhofen, Germany. BMA is an established manufacturer of aircraft seat actuation systems with a broad product portfolio that includes actuators, electronics, control panels, pneumatic systems, and lighting. BMA will be included in our Aerospace segment. The total purchase price was approximately $18.0 million, net of cash acquired and the estimated closing adjustment.
Recent Developments
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. The OBBBA permanently extends and modifies significant provisions enacted in 2017 as part of the Tax Cuts and Jobs Act (“TCJA”) that were originally set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, many of which are not in effect until 2026. Key provisions of the Tax Act relevant to the Company’s operations include immediate expensing of certain domestic research and development expenses and domestic capital expenditures beginning in 2025 as well as changes to various U.S. international tax provisions going forward. These provisions of the Tax Act have favorably impacted the Company’s effective tax rate and cash tax rate for the 2025 tax year and are expected to have favorable impacts in future years. Changes in tax laws may affect recorded deferred tax assets and deferred tax liabilities and our effective tax rate in the future and the Company is continuing to evaluate the impacts of the new legislation.
Appropriations for the U.S. Government’s fiscal year 2026 funding bill were not enacted by September 30, 2025, and on October 1, 2025, the U.S. Government entered a shutdown, which is ongoing. If a prolonged government shutdown occurs, it could result in program disruptions, limit the U.S. Government’s ability to progress programs and make timely payments and impact new program starts. A prolonged shutdown could have material consequences for our Company, our employees, our suppliers and our industry and could have a material adverse effect on our financial position, results of operations and/or cash flows.

CONSOLIDATED RESULTS OF OPERATIONS

	Nine Months Ended		Three Months Ended
($ in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Sales	$622,061	$586,886	$211,447	$203,698
Gross Profit (sales less cost of products sold)	$178,187	$158,306	$64,511	$55,224
Gross Margin	28.6%	27.0%	30.5%	27.1%
Research and Development Expenses	$32,849	$40,018	$10,210	$12,481
Selling, General and Administrative Expenses (“SG&A”)	$104,388	$100,698	$31,246	$34,369
SG&A Expenses as a Percentage of Sales	16.8%	17.2%	14.8%	16.9%
Loss on Settlement of Debt	$32,644	$6,987	$32,644	$6,987
Interest Expense, Net	$9,167	$17,832	$2,920	$6,217
Effective Tax Rate	14.4%	(58.5)%	9.9%	(126.9)%
Net Loss	$(256)	$(13,383)	$(11,098)	$(11,738)
A discussion by segment can be found in “Segment Results of Operations” in this MD&A.
CONSOLIDATED THIRD QUARTER RESULTS
Growth in sales was driven by the Aerospace segment’s continued strength in demand primarily from the Commercial Transport market. Aerospace sales increased $15.2 million, or 8.5%, which more than offset a $7.4 million decline in Test Systems sales.
Consolidated cost of products sold in the third quarter of 2025 was $146.9 million, compared with $148.5 million in the same prior-year period. Tariff expense in the current quarter was approximately $4 million. The prior year was negatively impacted by a $3.5 million atypical warranty reserve. Both periods reflect the change in presentation for research & development expenses (“R&D”), which is now identified as an expense item on the income statement below gross profit.
In the third quarter of 2025, SG&A decreased $3.1 million. Litigation-related expenses were down $4.3 million, somewhat offset by $1.2 million in higher legal and accounting expenses related to acquisitions. R&D was down $2.3 million reflecting the timing of projects. The prior-year period was negatively impacted by $1.3 million in reserves related to the bankruptcy filing of an Aerospace customer.
A $32.6 million Loss on Settlement of Debt was the result of certain costs incurred related to the partial repurchase of convertible notes due 2030 discussed in the Liquidity and Capital Resources section below, compared to a Loss on Settlement of Debt of $7.0 million in the prior year.
Interest expense was down $3.3 million, or 53.0%, on lower rates following the 2024 refinancing activities. Tax benefit in the quarter was $1.2 million compared with a tax expense of $6.6 million in the prior-year period, mostly as a result of a valuation allowance reversal associated with research and development costs that are expected to be expensed for tax purposes in the current year under the One Big Beautiful Bill Act.
Consolidated net loss of $0.31 per diluted share improved from $0.34 per diluted share in the prior-year period from the strength in sales and profitability that more than offset the incremental loss on settlement of debt.
Bookings of $210.4 million in the quarter resulted in a book-to-bill ratio of 1.00:1. For the trailing twelve months, bookings totaled $863.0 million and the book-to-bill ratio was 1.04:1. Backlog at the end of the quarter was $646.7 million.
CONSOLIDATED YEAR-TO-DATE RESULTS
Growth in sales was driven by the Aerospace segment due to continued strength in demand primarily from the Commercial Transport and Military Aircraft markets. Aerospace sales increased $59.6 million, or 11.5%, which more than offset the $24.4 million decline in Test Systems sales. Consolidated sales were negatively impacted by $8.3 million, resulting from revisions of estimated costs to complete certain long-term mass transit contracts in the Test Systems segment.
Consolidated cost of products sold in 2025 was $443.9 million, compared with $428.6 million in the same prior-year period. The increase was primarily due to higher sales volume. Additionally, simplification initiatives in the Aerospace segment, including costs related to footprint rationalization and product portfolio shaping activities, resulted in $5.8 million in charges within cost of products sold during the year. The prior year was impacted by a $3.5 million atypical warranty reserve previously mentioned. Both periods reflect the change in presentation for R&D, which is now identified as an expense item on the income statement below gross profit.
In 2025, the $3.7 million increase in SG&A included a $9.7 million reserve adjustment relating to a patent infringement dispute in the UK. This included a $0.5 million increase to the original damages award reserve of $11.9 million, $5.7 million in interest expense related to the damages award, and a $3.5 million legal fee reimbursement charge. This increase was partially offset by a $6.7 million decrease in litigation-related legal expenses. R&D was down $7.2 million reflecting the timing of projects.
The expenses in the current year include a $32.6 million loss on settlement of debt as a result of a partial repurchase of convertible notes due 2030, compared to a loss on settlement of debt of $7.0 million in the prior year.
As a result of the lower outstanding borrowings and the reduced cost of debt resulting from the refinancing in December 2024, interest expense was down $8.7 million, or 48.6%. Tax benefit in the nine months ended September 27, 2025 was less than $0.1 million compared with a tax expense of $4.9 million in the prior-year period, primarily due to a valuation allowance reversal associated with research and development costs that are expected to be expensed for tax purposes in the current year under the OBBBA, along with a $1.1 million discrete adjustment to reverse certain federal and state deferred tax liabilities.
Stronger profitability and lower interest expense resulted in consolidated net loss of $0.3 million, or $0.01 per diluted share, up from the net loss of $13.4 million, or $0.38 per diluted share, in the same prior-year period.
Bookings of $667.1 million in the nine months ended September 27, 2025 resulted in a book-to-bill ratio of 1.07:1.
SEGMENT RESULTS OF OPERATIONS
Operating profit, as presented below, is sales less cost of products sold and other operating expenses, excluding interest expense, other corporate expenses and other non-operating sales and expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment. Operating profit is reconciled to loss before income taxes in Note 14, Segment Information, to the Consolidated Condensed Financial Statements in Item 1, Financial Statement, of this report.
AEROSPACE SEGMENT

	Nine Months Ended		Three Months Ended
($ in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Sales	$577,760	$518,187	$192,725	$177,564
Less Inter-segment Sales	(34)	(52)	—	(10)
Total Aerospace Sales	$577,726	$518,135	$192,725	$177,554
Operating Profit	$71,470	$45,628	$31,167	$14,251
Operating Margin	12.4%	8.8%	16.2%	8.0%

Aerospace Sales by Market
(In thousands)
Commercial Transport	$432,324	$383,679	$149,209	$133,850
Military Aircraft	88,250	63,545	27,554	21,685
General Aviation	47,532	56,643	13,919	18,077
Other	9,620	14,268	2,043	3,942
	$577,726	$518,135	$192,725	$177,554
Aerospace Sales by Product Line
(In thousands)
Electrical Power & Motion	$296,541	$263,919	$101,295	$90,467
Lighting & Safety	154,324	135,162	51,654	46,921
Avionics	91,452	83,716	26,168	29,151
Systems Certification	15,842	12,272	7,938	4,460
Structures	9,947	8,798	3,627	2,613
Other	9,620	14,268	2,043	3,942
	$577,726	$518,135	$192,725	$177,554

(In thousands)	September 27, 2025	December 31, 2024
Total Assets	$544,463	$498,528
Backlog	$572,459	$537,563
AEROSPACE THIRD QUARTER RESULTS
Aerospace segment sales of $192.7 million increased $15.2 million, or 8.5%. Sales in the Commercial Transport market increased $15.4 million, or 11.5%. Growth was primarily related to increased demand by airlines for cabin power, seat motion and system certification products and services. Military Aircraft sales increased $5.9 million, or 27.1%, to $27.6 million, driven by increased demand for lighting and safety products. General Aviation sales decreased $4.2 million, or 23.0%, to $13.9 million due to lower airframe power and inflight entertainment & connectivity (“IFEC”) product sales to the VVIP market due to the timing of programs. Other sales decreased $1.9 million as the Company has wound down its non-core contract manufacturing arrangements.
Aerospace segment operating profit of $31.2 million, or 16.2% of sales, improved over the prior-year period reflecting the leverage gained on higher volume, pricing initiatives, and improving production efficiencies, combined with a $4.4 million decrease in litigation-related expenses. The prior year was impacted by a $3.5 million atypical warranty reserve and a non-cash reserve associated with a customer bankruptcy of $2.2 million.
Aerospace bookings were $191.9 million for a book-to-bill ratio of 1.00:1. Backlog for the Aerospace segment was $572.5 million at quarter end.
AEROSPACE YEAR-TO-DATE RESULTS
Aerospace segment sales of $577.7 million increased $59.6 million, or 11.5%. Sales in the Commercial Transport market increased $48.6 million, or 12.7%. Growth was primarily related to increased demand by airlines for cabin power and IFEC products. Military Aircraft sales increased $24.7 million, or 38.9%, to $88.3 million, driven by progress on the FLRAA program and increased demand for lighting and safety products. General Aviation sales decreased $9.1 million, or 16.1%, to $47.5 million due to lower VVIP and airframe power sales due to timing of programs.
Aerospace segment operating profit of $71.5 million, or 12.4% of sales, improved over the prior-year period resulting from leverage gained on higher volume and improving production efficiencies and a $7.3 million decrease in litigation-related expenses, partially offset by the previously discussed $9.7 million true-up in legal reserves related to the UK patent dispute and $6.5 million in simplification initiatives.
Aerospace bookings were $610.2 million for a book-to-bill ratio of 1.06:1.
TEST SYSTEMS SEGMENT

	Nine Months Ended		Three Months Ended
($ in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Sales	$44,685	$68,790	$18,752	$26,183
Less Inter-segment Sales	(350)	(39)	(30)	(39)
Total Test Systems Sales	$44,335	$68,751	$18,722	$26,144
Operating Loss	$(8,947)	$(8,428)	$(14)	$(13)
Operating Margin	(20.2)%	(12.3)%	(0.1)%	—%
All Test Systems sales are to the Government and Defense Market.

(In thousands)	September 27, 2025	December 31, 2024
Total Assets	$112,844	$128,828
Backlog	$74,264	$61,666
TEST SYSTEMS THIRD QUARTER RESULTS
Test Systems segment sales of $18.7 million were down $7.4 million from the comparator quarter in 2024. The decrease was driven by lower sales of radio test sets in general as full rate production for the U.S. Army program has not yet begun.

Test Systems segment operating profit was near break-even in both periods. Test Systems continues to be negatively affected by mix and under absorption of fixed costs at current volume levels.
Bookings for the Test Systems segment in the quarter were $18.5 million. The book-to-bill ratio was 0.99:1 for the quarter. Backlog for the Test Systems segment was $74.3 million at quarter end.
TEST SYSTEMS YEAR-TO-DATE RESULTS
Test Systems segment sales were $44.3 million, down $24.4 million from 2024. The decrease was driven by lower sales on our U.S. Army and U.S. Marine Corps’ radio Test programs. Additionally, segment sales were negatively impacted by $8.3 million due to revisions of estimated costs to complete certain long-term mass transit Test contracts. The revisions resulted in reduced revenue recognized in the period due to lower estimates of the percentage of work completed on the programs.
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
Test Systems bookings were $56.9 million for a book-to-bill ratio of 1.28:1.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities:
Cash provided by operating activities totaled $47.2 million for the first nine months of 2025, as compared with $4.1 million cash provided by operating activities during the same period in 2024. Cash flow from operating activities increased compared with the same period of 2024 reflecting higher cash earnings and lower working capital requirements. Cash provided by operating activities in the first nine months of 2025 included $21.6 million in payments related to the UK patent dispute and $12.6 million in net income tax payments in Washington.
Investing Activities:
Cash used for investing activities was $24.5 million for the first nine months of 2025 compared with $5.2 million in cash used for investing activities in the same period of 2024 representing acquisition activity in the current year and capital expenditures for each period. The higher level of capital expenditures relates to the ongoing facility expansion activities.
Financing Activities:
Cash used for financing activities totaled $22.6 million for the first nine months of 2025, as compared with cash used for financing activities of $3.9 million during the same prior-year period. The Company received net proceeds under its convertible notes and ABL revolving credit facilities of $14.2 million, offset by $26.9 million in payments for capped call transactions, in the first nine months of 2025 compared with net borrowings of $8.5 million in the same prior-year period.
Cash on hand at the end of the quarter was $19.6 million. Net debt was $323.4 million, compared with $156.6 million at the end of 2024.
The Company expects its cash flow from operations will provide sufficient cash flows to fund operations, including payment of any further amounts related to the Lufthansa matters. The Company paid $21.6 million for ordered liabilities for damages, interest and legal fee reimbursement related to the UK matter in the second quarter of 2025. The Company may also evaluate various actions and alternatives to enhance its profitability and cash generation from operating activities, which could include manufacturing efficiency initiatives, cost-reduction measures, working with vendors and suppliers to reduce lead times and expedite shipment of critical components, and working with customers to expedite receivable collections.
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
We are in compliance with all covenants under each of our financing arrangements. See Note 7, Long-term Debt and Notes Payable, to the Consolidated Condensed Financial Statements in Item 1, Financial Statements, of this report for additional details.

On August 8, 2023, the Company initiated an at-the-market equity offering program (the “ATM Program”) for the sale from time to time of shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $30.0 million. During the three and nine months ended September 27, 2025, and September 28, 2024, the Company did not sell any shares of its common stock under the ATM Program. As of September 27, 2025, the Company had remaining capacity under the ATM Program to sell shares of common stock having an aggregate offering price up to approximately $8.2 million.
On October 22, 2025, the Company entered into a cash flow-based revolving credit facility and terminated the ABL Revolving Credit Facility. See further discussion in Note 16, Subsequent Events, to the Consolidated Condensed Financial Statements in Item 1, Financial Statements, of this report.
OFF BALANCE SHEET ARRANGEMENTS
We do not have any material off balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.
BACKLOG
The Company’s backlog on September 27, 2025 was $646.7 million compared with $599.2 million on December 31, 2024 and $611.9 million on September 28, 2024.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Our contractual obligations and commitments have not changed materially from the disclosures in our 2024 10-K, except as set forth below.
On September 15, 2025, the Company issued $225.0 million aggregate principal amount of 0.000% Convertible Senior Notes due 2031 (the “2031 Notes”). The Company used part of the net proceeds to repurchase a portion of the 2030 Notes and the remainder to enter into the capped call transactions.
On October 22, 2025, the Company entered into a $300 million senior secured, cash flow-based revolving credit facility (the “New Revolver”). The New Revolver replaces the Company’s ABL Revolving Credit Facility, which was terminated on October 22, 2025. The scheduled maturity date for the New Revolver is October 16, 2030.
Refer to Note 7, Long-term Debt and Notes Payable, and Note 16, Subsequent Events, to the Consolidated Condensed Financial Statements in Item 1, Financial Statements, of this report, for additional information.
MARKET RISK
Although the majority of our sales, expenses, and cash flows are transacted in U.S. dollars, we have exposure to changes in foreign currency exchange rates related primarily to the Euro and the Canadian dollar. The Company believes that the impact of changes in foreign currency exchange rates on its business and financial results for the three and nine months ended September 27, 2025 was not significant.
The future impacts of U.S. trade policies, treaties, and tariffs and their residual effects, including economic uncertainty, inflationary environment, and disruption within the global supply chain, and aerospace industry, on our business remain uncertain. As we cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and China, Malaysia or other countries, what products may be subject to such actions, what actions may be taken by the other countries in retaliation, and what actions we may be able to take to address and mitigate such tariffs, the ultimate financial impact on our results cannot be reasonably estimated but could be material. The impact of tariffs on its business and financial results for the three and nine months ended September 27, 2025 was approximately $4 million and $7 million, respectively.
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
Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer (its Principal Executive Officer) and Chief Financial Officer (its Principal Financial and Principal Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 27, 2025. Based on that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 27, 2025.
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
Currently, we are involved in legal proceedings relating to an allegation of patent infringement and, based on rulings to date we have concluded that losses related to these proceedings are probable. For a discussion of contingencies related to legal proceedings as of September 27, 2025, see Note 13, Legal Proceedings, to the Consolidated Condensed Financial Statements in Item 1, Financial Statements, of this report.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our purchases of our common stock for the three months ended September 27, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Program[1]
June 29, 2025 - July 26, 2025	—	$—	—	$41,483,815
July 27, 2025 - August 23, 2025	—	$—	—	$41,483,815
August 24, 2025 - September 27, 2025	—	$—	—	$41,483,815
1 On September 17, 2019, the Company’s Board of Directors authorized an additional share repurchase program. This program authorizes Company repurchases of up to $50 million of our common stock. Cumulative repurchases under this plan were approximately 310,000 shares at a cost of $8.5 million before the 10b5-1 plan associated with the share repurchase program was terminated on February 3, 2020.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Officers
(c) During the three months ended September 27, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit 31.1*	Section 302 Certification - Chief Executive Officer

Exhibit 31.2*	Section 302 Certification - Chief Financial Officer

Exhibit 32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101*	The financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended September 27, 2025, formatted in Inline XBRL

Exhibit 101.INS*	Inline XBRL Instance Document

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 104*	Cover Page Interactive Data File (the cover page Inline XBRL tags are embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRONICS CORPORATION
(Registrant)
Date:	November 6, 2025	By:	/s/ Nancy L. Hedges
Nancy L. Hedges Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)