Form 10-K
period 2025-12-31
ASTRONICS CORP
filed 2026-02-26
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
Form 10-K
___________________________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of February 19, 2026, 35,691,175 shares were outstanding, consisting of 31,868,534 shares of Common Stock, $0.01 par value, and 3,822,641 shares of Class B Stock, $0.01 par value. The aggregate market value as of June 28, 2025, the last business day of the Company’s most recently completed second fiscal quarter, of the shares of Common Stock and Class B Stock of Astronics Corporation held by non-affiliates was approximately $1,082,000,000 (assuming conversion of all of the outstanding Class B Stock into Common Stock and assuming the affiliates of the Registrant to be its directors, executive officers and persons known to the Registrant to beneficially own more than 10% of the outstanding capital stock of the Registrant).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement relating to the 2026 Annual Meeting of Shareholders to be held on May 28, 2026 (the “2026 Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K (this “Report”). The 2026 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Table of Contents
ASTRONICS CORPORATION
Index to Annual Report
on Form 10-K
Year Ended December 31, 2025

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
•our ability to successfully manage our indebtedness, including restrictive financial covenants under our Revolving Credit Facility (as defined below) and the risks related to our outstanding 2030 Convertible Notes and 2031 Convertible Notes (as defined below);
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
We have principal operations in the United States (“U.S.”), Canada, France and Germany, as well as engineering offices in Ukraine and India. Our operation in Ukraine is a small engineering office and we have not experienced any significant disruption in staffing or services as a result of the continuing Ukrainian and Russian conflict.
The Company has two reportable segments, Aerospace and Test Systems. The Aerospace segment designs and manufactures products for the global aerospace and defense industry. Our Test Systems segment designs, develops, manufactures and maintains automated test systems that support the aerospace and defense, communications and mass transit industries.
Products and Customers
Our Aerospace segment designs and manufactures products for the global aerospace industry. Product lines include lighting and safety systems, electrical power generation, distribution and seat motion systems, aircraft structures, avionics products, systems certification, and other products. Our Aerospace customers are the airframe manufacturers (“OEM”) that build aircraft for the commercial transport, military and general aviation markets, suppliers to those OEMs, aircraft operators such as airlines, suppliers to the aircraft operators, and branches of the U.S. Department of Defense. During 2025, this segment’s sales were divided 75% to the commercial transport market, 15% to the military aircraft market, 9% to the general aviation market and 1% to other markets. Most of this segment’s sales are a result of contracts or purchase orders received from customers, placed on a day-to-day basis or for a single year procurement rather than long-term multi-year contract commitments. On occasion, the Company does receive contractual commitments or blanket purchase orders from our customers covering multiple-year deliveries of hardware to our customers.
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
We have a significant concentration of business with one major customer, The Boeing Company (“Boeing”). Sales to Boeing accounted for 10.4% of sales in 2025, 10.2% of sales in 2024, and 11.0% of sales in 2023. Sales to Boeing are primarily in the Aerospace segment.
Strategy
Our strategy is to increase our value by developing technologies and capabilities either internally or through acquisition, and use those capabilities to provide innovative solutions to our targeted markets where our technology can be beneficial.
Acquisitions
On June 30, 2025, the Company purchased the membership interests of Envoy Aerospace, LLC (“Envoy Aerospace”), located in Aurora, Illinois. Envoy Aerospace is an FAA Organization Designation Authorization (“ODA”) services provider. Envoy Aerospace is included in our Aerospace segment. The total purchase price was approximately $8.3 million, net of cash acquired and the estimated closing adjustment. Of the purchase price, $4.5 million was paid at the closing date. Payments of $2.0 million and $1.8 million will become payable by the Company following the first and second anniversary of the closing date, respectively, based on the achievement of certain milestones.
On October 13, 2025, the Company acquired all of the issued and outstanding capital stock of Bühler Motor Aviation (“BMA”), located in Uhldingen-Mühlhofen, Germany. BMA is an established manufacturer of aircraft seat actuation systems with a broad product portfolio that includes actuators, electronics, control panels, pneumatic systems, and lighting. BMA is included in our Aerospace segment. The total purchase price was approximately $18.0 million, net of cash acquired and the estimated closing adjustment. The purchase price was paid at the closing date.

Divestitures
On February 13, 2019, the Company completed a divestiture of its semiconductor test business within the Test Systems segment. The total proceeds of the divestiture included contingent purchase consideration (“earnout”). In March 2023, the Company agreed with a final earnout calculation in the amount of $3.4 million. The Company recorded the gain and received the payment in the first quarter of 2023. We are not eligible for any further earnout payments related to this divestiture.
Practices as to Maintaining Working Capital
Liquidity is discussed under the heading “Liquidity and Capital Resources”, in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report.
Refinancing
The following is a summary of the terms of our principal existing indebtedness as of December 31, 2025:
•Revolving Credit Facility: On October 22, 2025, Company entered into a $300.0 million senior secured cash flow-based revolving credit facility (the “Revolving Credit Facility”) that replaced its previous $220.0 million asset-based revolving credit facility (the “ABL Revolving Credit Facility”), which had been subject to a borrowing base tied to eligible assets. The Company pays interest on the unpaid principal amount outstanding under the Revolving Credit Facility at a rate equal to Term SOFR plus an applicable margin ranging from 1.25% to 2.125% determined based upon the Company’s Total Net Debt Leverage Ratio (as defined in the Revolving Credit Facility agreement).
•2030 Convertible Notes: On December 3, 2024, the Company issued $165.0 million of 5.500% Convertible Senior Notes due 2030 (the “2030 Convertible Notes”). The Company repurchased 80%, or $132.0 million, of the 2030 Convertible Notes during the third quarter of 2025, and $33.0 million remains outstanding at December 31, 2025.
•2031 Convertible Notes: On September 15, 2025, the Company issued $225.0 million of Convertible Senior Notes due 2031 (the “2031 Convertible Notes”). The 2031 Convertible Notes do not bear interest. Proceeds from the 2031 Convertible Notes were used to repurchase a portion of the 2030 Convertible Notes and enter into capped call transactions to reduce potential dilution to the Company’s common stock upon conversion of the 2031 Convertible Notes.
As of December 31, 2025, the Company was in compliance with all debt covenants under its credit facilities. For additional details regarding these financing arrangements, refer to see discussion in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 8, Long-Term Debt, to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this report.
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
Government Contracts
All U.S. government contracts, including subcontracts where the U.S. government is the ultimate customer, may be subject to termination at the election of the government. Our revenue stream relies on military spending. Approximately 15% of our 2025 consolidated sales were made to U.S. government-related markets.
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
On January 20, 2026, the United States Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”) did not authorize the President to impose tariffs. The IEEPA tariff case has been remanded back to the Court of International Trade to address whether the lower court can issue a nationwide injunction against tariffs imposed under IEEPA. It is unknown at this time if or when refunds will be issued for IEEPA tariffs previously paid by the Company.
Raw Materials
Materials, supplies and components are purchased from numerous sources. We believe that the loss of any one source, although potentially disruptive in the short-term, would not materially affect our operations in the long-term.
Seasonality
Our business is typically not seasonal.
Backlog
At December 31, 2025, our consolidated backlog was $674.5 million. At December 31, 2024, our consolidated backlog was $599.2 million. The increase in backlog is driven primarily by recovering demand from our commercial transport and general aviation customers, with increased OEM build rates and increased spending by commercial airlines on fleet improvements.
Backlog in the Aerospace segment was $600.8 million at December 31, 2025. Backlog in the Test Systems segment was $73.7 million at December 31, 2025.
Patents
We have a number of patents. Our patents and patent applications relate to electroluminescence, instrument panels, cord reels and handsets. We regard our expertise and techniques as proprietary and rely upon trade secret laws and contractual arrangements to protect our rights. We have trademark protection in our major markets.
Research and Development Expenses
Research and development costs are expensed as incurred and include salaries, benefits, consulting, material costs and depreciation. During the first quarter of 2025, the Company changed its financial statement presentation of research and development costs. These costs were previously included within Cost of Products Sold and were a factor in arriving at Gross Profit. Research and development expenses, which amounted to $52.1 million in 2024 and $53.7 million in 2023 have been reclassified from Cost of Products Sold to a separate line item below Gross Profit in the accompanying Consolidated Statements of Operations. All periods presented have been revised to reflect this presentation.
Human Capital Resources
Human Capital Management and Corporate Culture
As of December 31, 2025, we employed approximately 2,700 full-time employees, of whom approximately 2,100 were employed in the United States and approximately 600 were employed outside of the United States. We have approximately 150 non-exempt production employees who are subject to collective bargaining agreements. We also leverage temporary workers to provide flexibility for our business and manufacturing needs.
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
Inclusion
The Company believes that inclusion is important to attract and retain top talent. Astronics has an Equal Employment Opportunity Policy whereby the Company commits to providing opportunity for all qualified employees and applicants without regard to race, color, sex, sexual orientation, gender identity, religion, national origin, disability, veteran status, age, marital status, pregnancy, genetic information or other legally protected status.
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

Information About Our Executive Officers
The executive officers of the Company, their ages, their positions and offices with the Company as of December 31, 2025, and the date each assumed their office with the Company, are as follows:

Name and Age of Executive Officer	Positions and Offices with Astronics	Year First Elected Officer
Peter J. Gundermann Age 63	President, Chief Executive Officer and Director of Astronics Corporation	2001
Nancy L. Hedges Age 52	Vice President, Treasurer and Chief Financial Officer of Astronics Corporation	2014
Mark A. Peabody Age 66	President, Aerospace Segment and Executive Vice President of Astronics Corporation	2010
James F. Mulato Age 65	President of Astronics Test Systems, Inc. and Executive Vice President of Astronics Corporation	2019
Julie M. Davis Age 47	General Counsel and Secretary of Astronics Corporation	2026
The principal occupation and employment for Messrs. Gundermann, Peabody and Mulato have been with the Company in their respective current roles for over five years.
Effective January 4, 2025 and as previously disclosed by the Company, Nancy L. Hedges, previously the Company’s Controller, became the Company’s Vice President, Treasurer and Chief Financial Officer. Ms. Hedges now serves as the Company’s principal financial officer and continues in her role as the Company’s principal accounting officer.
Effective February 19, 2026, Julie M. Davis was appointed as an Executive Officer and continues in her role as the Company’s General Counsel and Secretary.
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
Market Risks
The loss of Boeing as a major customer or a significant reduction in business with this customer would reduce our sales and earnings. In 2025, 2024, and 2023 we had a concentration of sales to Boeing representing approximately 10.4%, 10.2%, and 11.0% of our sales, respectively. Revenue earned from sales to Boeing may decline or fluctuate significantly in the future. We may not be able to offset any decline in sales from Boeing with sales from new customers or other existing customers. The loss of Boeing as a customer or a significant reduction in business with Boeing would significantly reduce our sales and earnings. Accordingly, a portion of our potential for success will depend on our continued ability to develop and manage our relationship with Boeing.
The markets we serve are cyclical and sensitive to domestic and foreign economic conditions, conflicts and events, which may cause our operating results to fluctuate. The markets we serve are sensitive to fluctuations in general business cycles, global pandemics, domestic and foreign governmental tariffs, trade and monetary policies, national and international conflicts, and economic conditions and events. Any new pandemic or other future public health crisis, and efforts to contain such public health crises, could materially adversely affect our business, financial condition and results of operations.
In our Aerospace segment, demand by the general aviation markets for our products is dependent upon several factors, including capital investment, product innovations, economic growth and wealth creation and technology upgrades. The commercial aerospace market is a global duopoly where Boeing and Airbus SE (“Airbus”) serve as the OEMs. Their production health is vital to our performance. Historical disruptions, such as quality control challenges and factory labor actions, have previously hindered our scalability. Future shifts in their production rates remain a primary factor in our projected results. In addition, the commercial airline industry is highly cyclical, with significant downturns in the past and sensitivity to such things as fuel price increases, labor disputes, global economic conditions, availability of capital to fund new aircraft purchase and upgrades of existing aircraft and passenger demand. Any change in these factors could result in a further reduction in the amount of discretionary air travel and the ability of airlines to invest in new aircraft or to upgrade existing aircraft. Therefore, our business is directly affected by economic factors outside of our control and other trends that affect our customers in the commercial aerospace industry. These factors could reduce orders for new aircraft and could reduce airline investment in cabin upgrades for which we supply products, thus reducing our sales and profits. A reduction in air travel may also result in our commercial airline customers being unable to pay our invoices on a timely basis or at all.
We are a supplier on various new aircraft programs just entering or expected to begin production in the future. As with any new program, there is risk as to whether the aircraft or program will be successful and accepted by the market. As is customary for our industry, we purchase inventory and invest in specific capital equipment to support our production requirements generally based on delivery schedules provided by our customer. If a program or aircraft is not successful, we may have to write-off all or a part of the inventory, accounts receivable and capital equipment related to the program. A write-off of these assets could result in a significant reduction of earnings and cause covenant violations relating to our debt agreements. This could result in our being unable to borrow additional funds under our Revolving Credit Facility or being obliged to refinance or renegotiate our indebtedness on potentially unfavorable terms for us.
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
Our products are sold in highly competitive markets. Our competitors include larger, more diversified corporations and vertically integrated companies that may have greater financial, marketing, production and research and development resources than we do. As a result, certain of our competitors may be better able to withstand the effects of periodic economic downturns or other market changing events. Our operations and financial performance will be negatively impacted if our competitors:
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
We depend on government contracts and subcontracts with defense prime contractors and subcontractors that may not be fully funded, may be terminated, or may be awarded to our competitors. The failure to be awarded these contracts, the failure to receive funding or the termination of one or more of these contracts could reduce our sales. Sales to the U.S. government and its prime contractors and subcontractors represent a significant portion of our business. The funding of these programs is generally subject to annual congressional appropriations, and presidential and congressional priorities are unpredictable and subject to change. In recent years, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation, and the U.S. government has been unable to complete its budget process before the end of its fiscal year, resulting in both governmental shutdowns and continuing resolutions providing only enough funds for U.S. government agencies to continue operating at prior-year levels. Our business, program performance, and results of operations could be impacted by the resulting disruptions to federal government offices, workers, and operations. We cannot be certain that current levels of congressional funding for programs involving our products or services will continue and that our business related to these products and services will not decline or increase at currently anticipated levels, or that we will not be subject to delays in the negotiation or award of contracts or purchase orders or increased costs due to changes in the funding of U.S. government programs or government shutdowns. In addition, government expenditures for defense programs may decline or these defense programs may be terminated. A decline in governmental expenditures, a change in spending priorities, or the U.S. government’s termination of existing contracts may result in a reduction in the volume of government contracts awarded to us. Furthermore, on government contracts for which we are a subcontractor and not the prime contractor, the U.S. government could terminate the prime contract for convenience or otherwise, irrespective of our performance as a subcontractor. Also, sales to the U.S. government and its contractors, as well as foreign military and government customers, either directly or as a subcontractor to other contractors, often use a competitive bidding process and have unique purchasing and delivery requirements, which often makes the timing of sales to these customers unpredictable. We have resources applied to specific government contracts, and if any of those contracts were terminated, we may incur substantial costs redeploying those resources and our business, financial condition, results of operations, and cash flows may be materially adversely affected.
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
Strategic Risks
If we are unable to adapt to technological change, demand for our products may be reduced. The technologies related to our products have undergone, and in the future may undergo, significant changes. To succeed in the future, we will need to continue to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis, and we cannot be certain that we will be able to do so successfully, if at all, or on a timely, cost effective, or repeatable basis. Our competitors may develop technologies and products that are more effective than those we develop or that render our technology and products obsolete or noncompetitive. Furthermore, our products could become unmarketable if new industry standards emerge. We may have to modify our products significantly in the future to remain competitive, and new products we introduce may not be accepted by our customers. Increased vertical integration by our customers may reduce the demand for our solutions and increase competition in our target markets.
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
Our inability to adequately enforce and protect our intellectual property or defend against assertions of infringement could prevent or restrict our ability to compete. We rely on patents, trademarks and proprietary knowledge and technology, both internally developed and acquired, in order to maintain a competitive advantage. Our inability to defend against the unauthorized use of these intellectual property rights and assets could have an adverse effect on our results of operations and financial condition. We cannot assure you that our means of protecting our intellectual property rights in the United States or abroad will be adequate, or that others will not develop technologies similar or superior to our technology or design around our proprietary rights. Litigation may be necessary to protect our intellectual property rights or defend against claims of infringement. This litigation could result in significant costs and divert our management’s focus away from our core business operations. Refer to the risk factor below under the heading “Currently, our subsidiary, Astronics Advanced Electronic Systems Corp., is a defendant in actions filed in various jurisdictions by Lufthansa Technik AG relating to an allegation of patent infringement and based on rulings to date, we have concluded that losses related to these proceedings are probable” and Note 19, Legal Proceedings and Other Matters, to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this report for further discussion.

If critical components or raw materials used to manufacture our products or used in our development programs become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products and in completing our development programs, which has damaged, and could continue to damage, our business, results of operations and financial condition. Due to increased demand across a range of industries, the global supply chain for certain critical components and raw materials used in the manufacture of our products and used in our development programs has in the past experienced, and may in future periods experience, significant strain. Recent spending by hyperscalers and others to support AI is beginning to pressure supply chains for goods used to manufacture our products. A constrained supply environment has in the past adversely affected, and could in the future adversely affect, availability, lead times and the cost of components, and could impact our ability to timely complete development programs, respond to accelerated or quick-turn delivery requests from customers, or meet customer demand and product delivery dates for our end customers in situations where we cannot timely secure adequate supply of these components. Moreover, if any of our suppliers become financially unstable, or otherwise unable or unwilling to provide us with raw materials or components, then we may have to find new suppliers. It may take several months to locate alternative suppliers, if required, or to redesign our products to accommodate components from different suppliers. We may experience significant delays in manufacturing and shipping our products to customers and incur additional development, manufacturing and other costs to establish alternative sources of supply if we lose any of these sources or are required to redesign our products. We cannot predict if we will be able to obtain replacement components within the time frames that we require at an acceptable cost, if at all.
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
Price inflation for labor and materials, further exacerbated by political and economic instability could adversely affect our business, results of operations and financial condition. Price inflation for labor and materials, further exacerbated by political and economic instability could adversely affect our business, results of operations and financial condition. We have experienced considerable price inflation in our costs for labor and materials in recent years, which has materially adversely affected our business, results of operations and financial condition. We may not be able to pass through to our customers inflationary cost increases under our existing fixed-price contracts. Our ability to raise prices to reflect increased costs may be limited by competitive conditions in the market for our products and services. Russia’s invasion of Ukraine, and other instances of political and economic instability, including civil unrest, acts of terrorism, war, and other armed conflict, may continue to result in increased inflation, escalating energy and commodity prices and increasing costs of materials. We continue to work to mitigate such pressures on our business operations as they develop. To the extent such political and economic instability adversely affects our business as discussed above, it may also have the effect of heightening many of the other risks described herein, such as those relating to cybersecurity, supply chain, volatility in prices and market conditions, any of which could negatively affect our business and financial condition.
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
Our results of operations are affected by our fixed-price contracts, which could subject us to losses in the event that we have cost overruns. For the year ended December 31, 2025, fixed-price contracts represented almost all of the Company’s sales. On fixed-price contracts, we agree to perform the scope of work specified in the contract for a predetermined price. Depending on the fixed price negotiated, these contracts may provide us with an opportunity to achieve higher profits based on the relationship between our costs and the contract’s fixed price. However, we bear the risk that increased or unexpected costs, such as contractual delays, failure of subcontractor performance, litigation with contract counterparties, inaccurate cost estimates or otherwise, may reduce our profit or cause us to incur a loss on the contract, which could reduce our net earnings. Because our ability to terminate contracts is generally limited, we may not be able to terminate our performance requirements under these contracts at all or without substantial liability and, therefore, in the event we are sustaining reduced profits or losses, we could continue to sustain these reduced profits or losses for the duration of the contract term. Our failure to anticipate technical problems, estimate delivery reductions, estimate costs accurately or control costs during performance of a fixed-price contract may reduce our profitability or cause significant losses on programs.
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
In addition, recent U.S. government administrations have relied on executive orders in lieu of federal legislation to implement regulatory policy and objectives, and the U.S. Supreme Court has recently issued decisions that have added uncertainty to the federal regulatory apparatus. Each of these developments could exacerbate regulatory unpredictability. We may be unable to anticipate changes in regulatory regimes of the U.S. federal government administration and, therefore, be unable to make timely operational or other changes, assuming we are in a position to effectively respond to any such change, which may not be the case, or to ensure compliance with federal regulations or executive orders. Executive orders or regulatory priorities issued or rescinded by the U.S. federal government administration may require us to make additional capital expenditures or incur additional costs, or cause a delay or the abandonment of projects or awarded contracts, which could materially adversely affect our business, results of operations and financial condition. In addition, increased regulatory uncertainty following the forementioned U.S. Supreme Court decisions could result in delays and other impediments to the federal agency rulemaking process, which could materially adversely affect our business, results of operations and financial condition.
Financial Risks
We have incurred losses in prior fiscal years and our future profitability is not certain. For the years ended December 31, 2024 and 2023, we incurred a net loss of $16.2 million and $26.4 million, respectively. Although we achieved net income in the year ended December 31, 2025, our operating results for future periods are subject to numerous uncertainties and we cannot be certain that we will be profitable or that we will not experience substantial net losses in the future. If we are not able to maintain revenue or our costs, we may not be able to achieve profitability in future periods and our business, financial condition, results of operations and cash flows may be materially adversely affected.
Our Revolving Credit Facility contains financial and restrictive covenants that we may be unable to satisfy, and that, if not satisfied, could result in the acceleration of any outstanding indebtedness thereunder and limit our ability to borrow additional funds. Our Revolving Credit Facility subjects us to various financial and other affirmative and negative covenants with which we must comply on an ongoing or periodic basis. These include financial covenants pertaining to a total leverage ratio requirement, a consolidated interest coverage ratio requirement and a secured net debt leverage ratio requirement. An unexpected decline in our revenues or operating income, including occurring as a result of events beyond our control, could cause us to violate our financial covenants. A covenant violation could result in a default under the Revolving Credit Facility. If any such default occurs, the lenders may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. If any of these events were to occur, we may not be able to pay our debts and other monetary obligations as they come due, and our ability to continue to operate as a going concern could be impaired, which could in turn cause a significant decline in our common stock price and could result in a significant loss of value for our shareholders. Furthermore, the lenders also have the right in these circumstances to terminate any commitments they have to provide further borrowings, which could leave us without access to sufficient liquidity to operate our business. If the debt under the Revolving Credit Facility were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full our debt.
Our inability to raise funds necessary to repurchase, or settle conversions of, our Convertible Notes upon a fundamental change as described in the indenture governing the Convertible Notes, may lead to defaults under such indenture and under agreements governing our existing or future indebtedness. On December 3, 2024, the Company issued $165.0 million aggregate principal amount of 5.500% Convertible Senior Notes due 2030, unless earlier converted, redeemed or repurchased. The interest rate is fixed at 5.500% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2025. On September 15, 2025, the Company issued $225.0 million of Convertible Senior Notes due 2031. These 2031 Convertible Notes do not bear interest and are convertible under the terms of the 2031 Convertible Notes. Proceeds from the 2031 Convertible Notes were used to repurchase $132.0 million of the 2030 Convertible Notes and enter into capped call transactions to reduce potential dilution to the Company’s common stock upon conversion of the 2031 Convertible Notes.
If a fundamental change (as defined in the indentures governing the Convertible Notes) occurs, then, subject to limited exceptions, holders of our Convertible Notes may require the Company to repurchase all or any their Convertible Notes for cash. If we repurchase the Convertible Notes for cash or settle such Convertible Notes by cash or by a combination of cash and shares of our common stock in the event a holder of our Convertible Notes elects to convert their Convertible Notes following a fundamental change, we will be required to make cash payments with respect to the Convertible Notes being converted or repurchased.
However, we may not have enough available cash or be able to obtain financing at the time we are required to make purchases of the Convertible Notes being surrendered or converted. In addition, our ability to repurchase the Convertible Notes or to pay cash upon conversion of Convertible Notes may be limited by law, by regulatory authority or by agreements that will govern our future indebtedness. Our failure to repurchase Convertible Notes at a time when the repurchase is required by the indenture governing the Convertible Notes or to pay cash payable on future conversions of the Convertible Notes as required by such indenture would constitute a default under such indenture. A default under the indenture governing the Convertible Notes or the fundamental change itself could also lead to a default under the Revolving Credit Facility.
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
The amount of debt we have outstanding, as well as any debt we may incur in the future, could have an adverse effect on our operational and financial flexibility. As of December 31, 2025, we had approximately $343.0 million of debt outstanding. Changes to our level of debt subsequent to December 31, 2025, could have significant consequences to our business, including the following:
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
A write-off of all or part of our goodwill or other intangible assets could adversely affect our operating results and net worth. As of December 31, 2025, goodwill and net intangible assets were approximately 8.9% and 7.8% of our total assets, respectively. We had no goodwill impairment charges during 2025, 2024 or 2023. Our goodwill and other intangible assets may increase in the future since our strategy includes growing through acquisitions. We may have to write-off all or part of our goodwill or purchased intangible assets if their value becomes impaired. Although such a write-off may not result in an outlay of cash and is not included in the financial covenant calculation, it could reduce our earnings and net worth significantly.
Our future operating results could be impacted by estimates used to calculate impairment losses on goodwill and long-lived assets. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make significant and subjective estimates and assumptions that may affect the reported amounts of tangible and intangible long-lived assets, including goodwill, in the Consolidated Financial Statements. These estimates are integral in the determination of whether a potential non-cash impairment loss exists as well as the calculation of that loss. Actual future results could differ materially from those estimates. We had no such asset impairment charges in 2025, 2024 or 2023.
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
Changes in tax laws and regulations or exposure to additional tax liabilities could adversely affect our financial results. Changes in U.S. (federal or state) or foreign tax laws and regulations, or their interpretation and application, including those with retroactive effect, could result in increases in our tax expense and affect profitability and cash flows. For example, beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years for tax purposes. The most significant impact of this provision was to the cash tax liability for 2024 and 2023 (as the liability for 2022 was partially offset by certain tax credits and loss carryforwards); the impact would decline annually thereafter over the five-year amortization period to an immaterial amount in year six. On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law by the president of the United States. It includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain key Tax Cuts & Jobs Act of 2017. One impact of OBBBA was that the ability to deduct research and development expenditures immediately in the year incurred was restored for tax years beginning in 2025 and the ability to deduct research and development costs that were previously capitalized prior to 2025. Compliance with the tax regimes we are subject to is difficult and expensive. If we fail to adhere, or are alleged to have failed to adhere, to any applicable federal, state, or foreign laws or regulations, or if such laws or regulations negatively affect sales of our products, our business, financial condition and results of operations may be materially adversely affected. In addition, our future results could be materially adversely affected by changes in applicable federal, state, and foreign laws and regulations, or the interpretation or enforcement thereof (including tax-rate changes, new tax laws such as the proposed 15% global minimum tax under the Organisation for Economic Co-operation and Development Pillar Two, Global Anti-Base Erosion Rules, or revised tax law interpretations).
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
Currently, our subsidiary, Astronics Advanced Electronic Systems Corp., is a defendant in actions filed in various jurisdictions by Lufthansa Technik AG relating to an allegation of patent infringement and based on rulings to date, we have concluded that losses related to these proceedings are probable and the amounts of such losses could be substantial. Lufthansa Technik AG (“Lufthansa”) filed actions against us in Germany, the UK and France. In both Germany and the UK, the Company has been found to infringe the patents of Lufthansa and will be subject to monetary damages. Estimates of the Germany matters have been accrued as liabilities in our financial statements. However, the actual amount of damages that may be addressed in the future could be substantially higher than the amounts that have been accrued as liabilities in our financial statements or paid to date. In February 2025, a judgment quantified the amount payable in aggregate in respect of the profits derived from infringing Lufthansa’s UK patent by the defendants as $11.9 million. Following a consequential hearing on March 20, 2025, the amount was adjusted upwards by $0.5 million related to the resolution of a provisional item. There was a further consequential hearing on May 16, 2025 which addressed applications concerning interest on the ordered damages, permission to appeal the court’s findings in these matters, as well as the issue of reimbursement of legal fees in the damages phase of the litigation. The Company was ordered to make payments of $5.7 million in relation to interest and $3.5 million for partial reimbursement of Lufthansa’s legal costs. All amounts due were paid in 2025. Both the Company and Lufthansa have been granted permission to appeal the rulings by the UK High Court of Justice. The appeals are scheduled to be heard by the UK Court of Appeal in March 2026. Additional amounts may be payable by the Company based on the appeal ruling. Such amounts could be substantial.
Refer to Note 19, Legal Proceedings and Other Matters, of our Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this report for discussion on this and other legal proceedings.
Our operations in foreign countries expose us to political and currency risks and adverse changes in local legal and regulatory environments. In 2025, approximately 10% of our sales were made by our subsidiaries in foreign countries, predominately in our subsidiaries in France and Canada. Net assets held by our foreign subsidiaries total $67.8 million as of December 31, 2025. Approximately 29% of our consolidated sales in 2025 were made to customers outside of the United States. Our financial results may be adversely affected by fluctuations in foreign currencies and by the translation of the financial statements of our foreign subsidiaries from local currencies into U.S. dollars. We expect international operations and export sales to continue to contribute to our earnings for the foreseeable future. Both the sales from international operations and export sales are subject in varying degrees to risks inherent in doing business outside of the U.S. Such risks include the possibility of unfavorable circumstances arising from host country laws or regulations, changes in tariff and trade barriers and import or export licensing requirements, and political or economic reprioritization, insurrection, civil disturbance or war.
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
Trade policies, treaties, and tariffs could materially adversely affect our business. Our business is dependent on the availability of raw materials and components for our products, particularly electrical components common in the semiconductor industry. There is continued uncertainty about the future relationship between the United States and various other countries with respect to trade policies, treaties, tariffs, and taxes.
The U.S. government has made, and continues to make, significant changes in U.S. trade policy and has taken certain actions that could negatively impact U.S. trade, including imposing tariffs on certain goods imported into the United States. In retaliation, other countries have implemented, and continue to evaluate imposing, additional tariffs on a wide range of American products. These developments, or the perception that any of them could occur, could materially adversely affect global economic conditions and the stability of global financial markets, and could significantly reduce global trade and, in particular, trade between the impacted nations and the United States. In addition, these developments may cause the Company’s customers to reduce their operating or capital expenditure budgets or forgo expansion plans or projects, which could cause them to defer, reduce, or forgo purchases of the Company’s products or services.
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
We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. Any further deterioration in the relations between the United States and its trading partners could exacerbate these actions and lead to additional governmental intervention in global trade markets.
We also cannot predict whether, and to what extent, there may be changes to international trade agreements or whether new or additional quotas, duties, tariffs, exchange controls or other restrictions on our products will be changed or imposed. In addition, an open conflict or war across any region could affect our ability to obtain raw materials. For example, the current military conflict between Russia and Ukraine, and related sanctions, export controls or other actions that may be initiated by nations, including the United States, the European Union or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.) or potential sanctions or relevant export controls related to China or Taiwan or other regional conflicts could adversely affect our business and results of operations or our business partners or customers in other countries. Although we currently maintain alternative sources for raw materials, if we are unable to source our products from the countries where we wish to purchase them, either because of the occurrence or threat of wars or other conflicts, regulatory changes or for any other reason, or if the cost of doing so increases, it could materially adversely affect our business, financial condition and results of operations. Disruptions in the supply of raw materials and components could temporarily impair our ability to manufacture our products for our customers or require us to pay higher prices to obtain these raw materials or components from other sources, which could materially adversely affect our business and our results of operations.
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
Our stock price is volatile. For the year ended December 31, 2025, our closing stock price ranged from a low of $15.60 to a high of $55.71. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:
•quarterly variations in operating results;
•variances of our quarterly results of operations from securities analyst estimates;
•changes in financial estimates;
•announcements of technological innovations and new products;
•news reports relating to trends in our markets or adverse happenings at our customers;
•the cancellation of major contracts or programs with our customers; and
•our ability to comply with the financial and other affirmative and negative covenants included in our Revolving Credit Facility.
In addition, the stock market in general, and the market prices for companies in the aerospace and defense industry in particular, have experienced significant price and volume fluctuations that often have been unrelated to the operating performance of the companies affected by these fluctuations. These broad market fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. Global health crises, government shutdowns and geopolitical instability, each with broad market impact, and particularly on the aerospace industry, could also cause significant volatility in the market price.
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

ITEM 2.    PROPERTIES
On December 31, 2025, we own or lease 1,213,000 square feet of space, distributed by segment as follows:

	Owned	Leased	Total
Aerospace	627,000	459,000	1,086,000
Test Systems	—	127,000	127,000
Total Square Feet	627,000	586,000	1,213,000
We have principal operations in the U.S., Canada, France and Germany, as well as engineering offices in Ukraine and India.
Upon the expiration of our current leases, we believe that we will be able to either secure renewal terms or enter into leases for or purchases of alternative locations at market terms. We believe that our properties have been adequately maintained and are generally in good condition.
ITEM 3.    LEGAL PROCEEDINGS
Currently, we are involved in legal proceedings relating to allegations of patent infringement and, based on rulings to date, we have concluded that losses related to certain of these proceedings are probable. For a discussion of contingencies related to legal proceedings, see Note 19, Legal Proceedings and Other Matters, to our Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this report.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s Common Stock is traded on the Nasdaq Global Select Market under the symbol “ATRO”. The approximate number of shareholders of record as of February 19, 2026, was 1,588 for Common Stock and 1,707 for Class B Stock.
The Company has not paid any cash dividends in the three-year period ended December 31, 2025. The Company has no plans to pay cash dividends in the future as it plans to retain all cash from operations as a source of capital to service debt and finance working capital and growth in the business.
The following table summarizes our purchases of our common stock for the three months ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Numbers (or approximate Dollar Value) of Shares that may yet be Purchased Under the Program (1)
September 28 - October 25	—	$—	—	$41,483,815
October 26 - November 22 (2)	55,934	$49.91	—	$41,483,815
November 23 - December 31 (2)	555	$52.65	—	$41,483,815
(1) On September 17, 2019, the Board of Directors authorized an additional share repurchase program. This program authorizes repurchases of up to $50 million of common stock. Cumulative repurchases under this plan were approximately 310,000 shares at a cost of $8.5 million before the 10b5-1 plan associated with the share repurchase program was terminated on February 3, 2020.
(2) Represents shares withheld by the Company upon the exercise of stock options to cover exercise price and satisfy tax withholding obligations.
The following graph compares the Company’s annual percentage change in cumulative total return on common shares over the past five years with the cumulative total return of companies comprising the S&P 500 Index and the NASDAQ US Small Cap Aerospace and Defense TR Index. This presentation assumes that $100 was invested in shares of the relevant issuers on December 31, 2020, and that dividends received were immediately invested in additional shares. The graph plots the value of the initial $100 investment at one-year intervals for the fiscal years shown.

		2020	2021	2022	2023	2024	2025
Astronics Corp.	Return %	—	(9.30)	(14.18)	69.10	(8.39)	239.81
	Cumulative $	100.00	90.70	77.84	131.64	120.59	409.78
S&P 500 Index - Total Return	Return %	—	28.71	(18.11)	26.29	25.02	17.88
	Cumulative $	100.00	128.71	105.40	133.10	166.40	196.16
NASDAQ US Small Cap Aerospace and Defense TR Index - Total Return	Return %	—	(7.24)	(7.27)	32.41	47.69	61.65
	Cumulative $	100.00	92.76	86.01	113.89	168.20	271.90
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
We have two reportable segments, Aerospace and Test Systems. Our Aerospace segment has principal operating facilities in the United States, Canada, France and Germany and an engineering office in Ukraine. Our Test Systems segment has principal operating facilities in the United States and an engineering office in India.
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
The main challenges that we continue to face include varying levels of supply chain pressures, material availability and cost increases (including costs associated with the imposition of tariffs by the United States and other countries discussed herein), labor availability and cost, and improving shareholder value through increasing profitability. Increasing profitability is dependent on many things, primarily sales growth, both acquired and organic, and the Company’s ability to pass cost increases along to customers and control operating expenses, and to identify means of creating improved productivity. Sales are driven by increased build rates for existing aircraft, market acceptance and economic success of new aircraft and our products, continued government funding of defense programs, the Company’s ability to obtain production contracts for parts we currently supply or have been selected to design and develop for new aircraft platforms and continually identifying and winning new business for our Test Systems segment.
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
On October 22, 2025, the Company entered into the $300 million senior secured Revolving Credit Facility. The Revolving Credit Facility replaced the Company’s ABL Revolving Credit Facility which was terminated on October 22, 2025. The Revolving Credit Facility subjects us to various financial and other affirmative and negative covenants with which we must comply on an ongoing or periodic basis. These include financial covenants pertaining to a total leverage ratio, a consolidated interest coverage ratio, and a secured net debt leverage ratio requirement. An unexpected decline in our revenues or operating income, including occurring as a result of events beyond our control, could cause us to violate our financial covenants.
See Item 1A, Risk Factors, of this report for an additional discussion of risks associated with our potential inability to satisfy the financial and restrictive covenants set forth in the Revolving Credit Facility.
Challenges affecting the commercial aviation industry or key participants can adversely impact the demand for our products and services, the timing of orders, deliveries and related payments and other factors. We are monitoring the production levels and anticipated ramp-ups at Boeing and Airbus, and we continue to align our operations with their production expectations.
We are monitoring the ongoing conflict between Russia and Ukraine, as well as other geopolitical tensions and conflicts around the world, and the potential impact of related export controls, financial and economic sanctions, and other restrictions imposed by the U.S., the U.K., the European Union, and other countries. While the Russia-Ukraine conflict has not resulted in a direct material adverse impact on our business to date, the implications of both this and other global conflicts in the short-term and long-term are difficult to predict. Factors such as increased energy costs, disruptions in the availability of certain raw materials, restrictions on air travel or trade with affected regions, sanctions on companies or industries, shifts in customer stability, and broader impacts on the global economy and aviation sector could pose risks to our operations and financial performance.
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
During 2025, the Company initiated simplification activities in the Aerospace segment, including costs related to footprint rationalization and portfolio shaping. Restructuring charges, including a reduction of inventory and impairment of other long-lived assets, were recorded as a result of these simplification initiatives. In the year ended December 31, 2025, the Company recorded $5.8 million and $0.4 million in simplification initiative charges to Cost of Products Sold and Selling, General and Administrative Expenses, respectively, in the accompanying Consolidated Statements of Operations.
On January 20, 2026, the United States Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”) did not authorize the President to impose tariffs. The IEEPA tariff case has been remanded back to the Court of International Trade to address whether the lower court can issue a nationwide injunction against tariffs imposed under IEEPA. It is unknown at this time if or when refunds will be issued for IEEPA tariffs previously paid by the Company.
ACQUISITIONS
On June 30, 2025, the Company purchased the membership interests of Envoy Aerospace, located in Aurora, Illinois. Envoy Aerospace is an FAA ODA services provider. Envoy Aerospace is included in our Aerospace segment. The total purchase price was approximately $8.3 million, net of cash acquired and the estimated closing adjustment.
On October 13, 2025, the Company acquired all of the issued and outstanding capital stock of BMA, located in Uhldingen-Mühlhofen, Germany. BMA is an established manufacturer of aircraft seat actuation systems with a broad product portfolio that includes actuators, electronics, control panels, pneumatic systems, and lighting. BMA will be included in our Aerospace segment. The total purchase price was approximately $18.0 million, net of cash acquired and the estimated closing adjustment.
DIVESTITURES
On February 13, 2019, the Company completed a divestiture of its semiconductor test business within the Test Systems segment. The total proceeds of the divestiture included contingent purchase consideration (“earnout”). In March 2023, the Company agreed with a final earnout calculation in the amount of $3.4 million. The Company recorded the gain and received the payment in the first quarter of 2023. We are not eligible for any further earnout payments related to this divestiture.
MARKETS
Commercial Transport Market
The commercial transport market is our largest end market with sales driven by new aircraft production and aftermarket airline retrofit programs. In the commercial transport market, while many of our key long-term fundamentals remain intact, we continue to see residual, though improving, near-term market pressure due to effects of certain supply chain challenges. We have experienced improvement throughout 2025 driven by improved activity with our airline customers and recovery from negative effects on production from the quality control issues and labor workforce stoppage on the 737 MAX experienced in late 2024. Aircraft build rates improved in 2025, and are expected to continue to ramp during 2026 and 2027 from current levels as production of both the 737 MAX and A-320 are expected to increase, and the aftermarket is expected to strengthen over the course of the year as aircraft utilization and load factors increase. International travel utilizing primarily widebody aircraft has returned to pre-pandemic levels and we believe widebody aircraft production rates will continue to directionally match air traffic volumes.
Sales to the commercial transport market include sales of lighting and safety systems, electrical power and seat motion systems, aircraft structures, avionics products and systems certification. Sales to this market totaled approximately $599.3 million or 69.5% of our consolidated sales in 2025.
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
The satellite communications industry is experiencing significant ongoing disruption, as customers evaluate the benefits of lower-cost, low Earth orbit (“LEO”) solutions, challenging the traditional geosynchronous satellite-based systems. This transition represents both a risk to portions of our existing products and an opportunity to evolve our offerings to align with the growing demand for LEO products and services.
Military Aerospace Market
Sales to the military aerospace market include sales of lighting and safety products, avionics products, electrical power products and structures products. Sales to this market totaled approximately 13.5% of our consolidated sales and amounted to $116.3 million in 2025.
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
General Aviation Market
Sales to the general aviation market consist mostly of line-fit products driven by aircraft build rates although there are some aftermarket sales as well. Sales to the general aviation market include sales of lighting and safety products, avionics products, and electrical power products. Sales to this market totaled approximately 8.1% of our consolidated sales in 2025 and amounted to $69.8 million.

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
Test Systems Products
Sales by our Test Systems segment accounted for approximately 7.5% of our consolidated sales in 2025 and amounted to $64.8 million. This segment designs, develops, manufactures and maintains automated test systems that support the aerospace and defense, communications and mass transit industries as well as training and simulation devices for both commercial and military applications. Sales to the aerospace and defense market were $35.4 million in 2025. Sales to the mass transit market were $5.3 million and sales to the radio test market were $24.1 million in 2025.
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
Reviews for Impairment of Goodwill
Our goodwill is the result of the excess of purchase price over net assets acquired from acquisitions. We had approximately $62.9 million and $58.1 million of goodwill as of December 31, 2025 and 2024, respectively.
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
The Company may elect to perform a qualitative assessment that considers economic, industry and company-specific factors for some or all of the Company's selected reporting units. If, after completing the assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company proceeds to a quantitative test. The Company may also elect to perform a quantitative test instead of a qualitative test for any or all of the Company's reporting units. The quantitative impairment test consists of comparing the fair value of a reporting unit to its carrying value.
We use the discounted cash flow method to estimate the fair value of our reporting units. The discounted cash flow method incorporates various assumptions, the most significant being projected sales growth rates, operating profit margins and cash flows, the terminal growth rate and the discount rate. Management projects sales growth rates, operating margins and cash flows based on the reporting unit’s current business, expected developments and operational strategies. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired and the impairment loss is recorded for the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill.
The Company’s five reporting units with goodwill as of the first day of our fourth quarter were subject to the annual goodwill impairment test. Based on our assessments of our reporting units, we concluded that goodwill was not impaired in 2025, 2024 or 2023.
CONSOLIDATED RESULTS OF OPERATIONS AND PERFORMANCE

($ in thousands)	2025	2024
RESULTS OF OPERATIONS:
Sales	$862,128	$795,426
Gross Profit (sales less cost of products sold)	258,158	220,428
Gross Margin	29.9%	27.7%
Research and Development Expenses (“R&D”)[1]	43,475	52,086
Selling, General and Administrative Expenses (“SG&A”)	138,271	141,876
SG&A Expenses as a Percentage of Sales	16.0%	17.8%
Loss on Settlement of Debt	$32,644	$10,148
Interest Expense, Net	$12,561	$21,998
Effective Tax Rate	8.1%	(106.1)%
Net Income (Loss)	$29,359	$(16,215)
1 R&D Expenses have been reclassified from Cost of Products Sold to a separate line item below Gross Profit. All periods presented have been revised to reflect this presentation.
A discussion by segment can be found at “Segment Results of Operations” in this MD&A.
CONSOLIDATED OVERVIEW OF OPERATIONS
2025 Compared With 2024
Growth in sales was driven by continued strength in demand for the Aerospace segment primarily from the Commercial Transport market. Aerospace sales increased $90.6 million, or 12.8%, which more than offset the $23.9 million decline in Test Systems sales. Consolidated sales were negatively impacted by $8.3 million from revisions of estimated costs to complete certain long-term mass transit contracts in the Test Systems segment.
Consolidated cost of products sold in 2025 was $604.0 million, compared with $575.0 million in the prior year. The increase was primarily due to higher sales volume and $10.4 million of tariff expense in 2025. Additionally, simplification initiatives in the Aerospace segment, including costs related to footprint rationalization and product portfolio shaping activities, resulted in $5.8 million in charges within cost of products sold during the year. The prior year was negatively impacted by $3.8 million in higher warranty expense related to an atypical warranty campaign and $1.7 million in reserves associated with customer bankruptcies. Both periods reflect the change in presentation for R&D, which is now identified as an expense item on the income statement below gross profit.
Selling, General and Administrative expenses were $138.3 million in 2025 compared with $141.9 million in the prior year driven by a decrease of $5.6 million in litigation-related legal expenses and reserve adjustments and $1.5 million of prior-year reserves associated with customer bankruptcies, partially offset by $1.8 million in higher legal and accounting expenses related to acquisitions. R&D was $8.6 million lower reflecting the timing of projects.
The current year includes a $32.6 million loss on settlement of debt as a result of a partial repurchase of the 2030 Convertible Notes, compared to a loss on settlement of debt of $10.1 million in the prior year, which was related to the $4.5 million in call premiums on the previous term loans, which were extinguished upon issuance of the 2030 Convertible Notes, and the write-off of $5.6 million of associated deferred financing costs.
As a result of the lower outstanding borrowings and the reduced cost of debt resulting from the refinancing actions in late 2024 and in 2025, interest expense decreased $9.4 million or 42.9%.
Tax expense was $2.6 million compared with a tax expense of $8.3 million in the prior year, primarily due to a valuation allowance reversal associated with research and development costs that are expected to be expensed for tax purposes in the current year under the OBBBA, along with a $1.0 million adjustment to reverse certain federal and state deferred tax liabilities.
Consolidated net income of $0.81 per diluted share improved from a net loss of $(0.46) per diluted share in the prior year from the strength in operating profit and lower interest expense.
Bookings were up 14.4% to $924.4 million with a book-to-bill ratio of 1.07:1 in 2025. The book-to-bill ratio is calculated as total orders received during the period compared with total revenue recognized during the period. Backlog as of December 31, 2025 was $674.5 million.
Income Taxes
Our effective tax rates for 2025 and 2024 were 8.1% and (106.1)%, respectively. Prior to 2022, research and development costs were deducted as incurred. However, beginning with the 2022 tax year, as required by the 2017 Tax Cuts and Jobs Act, these costs were required to be capitalized for tax purposes and amortized over five years. In 2025, the One Big Beautiful Bill Act (“OBBBA”) restored the ability to deduct research and development expenditures immediately in the year incurred for tax years beginning in 2025 and also provided the ability to deduct research and development costs that were previously capitalized prior to 2025. Due to our cumulative three-year pre-tax loss, a valuation allowance was applied against the deferred tax asset. In addition to state and foreign income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rate (21% in 2025 and 2024) and our effective tax rate:
2025:
•Removal of approximately $8.7 million of valuation allowance against federal deferred tax assets. See Note 11, Income Taxes, to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this report for additional information.
•Approximately $6.9 million of nondeductible items which reduced the federal net operating loss for the year. The recognition of the federal net operating loss was offset by the federal valuation allowance recognized during the year.
•Recognition of approximately $3.4 million of 2025 U.S. R&D tax credits which were offset by the federal valuation allowance recognized during the year.
2024:
•Recognition of approximately $13.6 million of valuation allowance against federal deferred tax assets. See Note 11, Income Taxes, to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this report for additional information.
•Recognition of approximately $3.4 million of 2024 U.S. R&D tax credits.
2024 Compared With 2023
For a comparison of our results of operations for the years ended December 31, 2024 and 2023, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 5, 2025.

SEGMENT RESULTS OF OPERATIONS
Operating profit, as presented below, is sales less cost of products sold and other operating expenses, excluding interest expense, other corporate expenses and other non-operating sales and expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment. Operating profit is reconciled to income (loss) before income taxes in Note 20, Segments, to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this report.
We do not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.
AEROSPACE SEGMENT

(In thousands, except percentages)	2025	2024
Sales	$797,319	$706,684
Operating Profit	$113,204	$62,406
Operating Margin	14.2%	8.8%

	2025	2024
Total Assets	$570,294	$498,528
Backlog	$600,803	$537,563

Sales by Market	2025	2024
Commercial Transport	$599,301	$524,572
Military	116,276	88,019
General Aviation	69,834	74,344
Other	11,908	19,749
Total	$797,319	$706,684

Sales by Product Line	2025	2024
Electrical Power & Motion	$410,382	$359,043
Lighting & Safety	208,897	179,403
Avionics	123,422	120,183
Systems Certification	29,069	17,003
Structures	13,641	11,303
Other	11,908	19,749
Total	$797,319	$706,684
2025 Compared With 2024
Aerospace segment sales of $797.3 million were up $90.6 million, or 12.8%. Sales in the Commercial Transport market grew $74.7 million, or 14.2%. Growth was primarily related to increased demand by airlines for cabin power, lighting and safety, seat motion and system certification products and services.
Military Aircraft sales increased $28.3 million, or 32.1%, to $116.3 million, driven by pricing initiatives and increased demand for lighting and safety products, and continued progression on the MV-75 program engineering efforts. General Aviation sales decreased $4.5 million, or 6.1%, to $69.8 million, as a result of lower airframe power sales due to timing of programs. Other sales decreased $7.8 million as the Company has wound down its non-core contract manufacturing arrangements.
Aerospace segment operating profit of $113.2 million, or 14.2%, improved over the prior year resulting from leverage gained on higher volume, favorable mix, pricing initiatives and improved production efficiencies. The year also benefitted from a $6.5 million decrease in litigation-related legal expenses and reserve adjustments related to the ongoing patent dispute previously discussed. Additional benefits include a $3.8 million decrease in warranty expenses related to an atypical warranty campaign and the absence of reserves for customer bankruptcies, which were $3.2 million in the prior year. These gains were partially offset by a $6.3 million increase in costs related to simplification and restructuring initiatives during the current year.
Aerospace bookings in 2025 were $847.5 million, for a book-to-bill ratio of 1.06:1. The Aerospace segment’s backlog at December 31, 2025 was $600.8 million, compared to $537.6 million at December 31, 2024.
2024 Compared With 2023
For a comparison of Aerospace segment results for the years ended December 31, 2024 and 2023, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 5, 2025.
TEST SYSTEMS SEGMENT

(In thousands, except percentages)	2025	2024
Sales	$64,809	$88,742
Operating Loss	$(7,845)	$(8,477)
Operating Margin	(12.1)%	(9.6)%

	2025	2024
Total Assets	$119,603	$128,828
Backlog	$73,692	$61,666
2025 Compared With 2024
Test Systems segment sales were $64.8 million, down $23.9 million from 2024. The decrease was driven by lower sales on our U.S. Army and U.S. Marine Corps’ radio Test programs. Additionally, segment sales were negatively impacted by $8.3 million due to revisions of estimated costs to complete certain long-term mass transit Test contracts. The revisions resulted in reduced revenue recognized in the period due to lower estimates of the percentage of work completed on the programs.
Test Systems operating loss was $7.8 million compared with operating loss of $8.5 million in 2024. Net revisions to the estimated costs to complete had a $8.8 million detrimental impact to operating income and partially offset the net savings realized from recent restructuring activities. Test Systems continues to be negatively affected by mix and under absorption of fixed costs at current volume levels.
Bookings for the Test Systems segment in 2025 were $76.8 million, for a book-to-bill ratio of 1.19:1 for the year. Backlog in the Test Systems segment was $73.7 million at December 31, 2025, compared to $61.7 million at December 31, 2024.
2024 Compared With 2023
For a comparison of Test Systems segment results for the years ended December 31, 2024 and 2023, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 5, 2025.
CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
For further information on our contractual obligations and other commitments as of December 31, 2025 and estimated timing thereof, see the notes to the Consolidated Financial Statements referenced below, in Item 8, Financial Statements and Supplementary Data, of this report.
Long-term Debt and Interest Payments — Refer to Note 8, Long-Term Debt, in Item 8, Financial Statements and Supplementary Data, of this report. On November 25, 2024, the Company entered into a second amendment to the ABL Revolving Credit Facility that increased the maximum aggregate amount available to be borrowed thereunder to $220.0 million from $200.0 million. On October 22, 2025, the ABL Revolving Credit Facility was terminated and replaced with a cash flow-based Revolving Credit Facility with a $300.0 million limit. The scheduled maturity date for the Revolving Credit Facility is October 16, 2030. Under the terms of the Revolving Credit Facility, the Company pays interest on the unpaid principal amount outstanding under the Revolving Credit Facility at a rate equal to Term SOFR plus an applicable margin ranging from 1.25% to 2.125% determined based upon the Company’s Total Net Debt Leverage Ratio. The Company pays a quarterly commitment fee under the Revolving Credit Facility on unused Revolving Commitments ranging from 0.20% to 0.35%.

On December 3, 2024, the Company issued $165.0 million aggregate principal amount of 2030 Convertible Notes. The 2030 Convertible Notes bear interest at a rate of 5.500% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2025. The 2030 Convertible Notes will mature on March 15, 2030, unless earlier converted, redeemed or repurchased. The initial conversion rate is 43.6814 shares of common stock per $1,000 principal amount of Convertible Notes, which represent the initial conversion price of $22.89 per share. The Company partially repurchased $132.0 million of the 2030 Convertible Notes during the third quarter of 2025 and $33.0 million remains outstanding at December 31, 2025. The 2030 Convertible Notes can be settled in any combination of cash or shares.
On September 15, 2025, the Company issued $225.0 million of 2031 Convertible Notes. The 2031 Convertible Notes do not bear any interest and will mature on January 15, 2031, unless earlier converted, redeemed or repurchased. The initial conversion rate is 18.2243 shares of common stock per $1,000 principal amount of 2031 Convertible Notes, which represents the initial conversion price of $54.87 per share. The principal amount of the 2031 Convertible Notes will be settled by paying cash and the premium, if any, can be settled in any combination of cash or shares.
In connection with the issuance of the 2031 Convertible Notes, the Company entered into capped call transactions (the “Capped Calls”) with certain financial institutions. The Capped Calls are generally expected to reduce the potential dilution to the Company’s common stock upon any conversion of the 2031 Convertible Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted 2031 Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap price of approximately $83.41 per share of the Company’s common stock. The Capped Calls expire January 15, 2031.
Future interest payments over the next twelve months under the Revolving Credit Facility and the Convertible Notes of approximately $6.9 million have been estimated using the applicable interest rate of each debt instrument based on expected future borrowings or outstanding amount of Convertible Notes, as applicable. Actual future borrowings and rates may differ from those used to estimate the amounts discussed above.
Purchase Obligations — Purchase obligations are comprised of the Company’s commitments for goods and services in the normal course of business and amount to approximately $226.1 million payable over the next twelve months.
Supplemental Retirement Plan and Post Retirement Obligations — Anticipated payments related to the Company’s defined benefit plans are detailed in Note 13, Retirement Plans and Related Post Retirement Benefits, in Item 8, Financial Statements and Supplementary Data, of this report.
Lease Obligations — Refer to Note 10, Leases, in Item 8, Financial Statements and Supplementary Data, of this report for details on obligations and timing of expected future lease payments, including a five-year maturity schedule.
Legal Reserves — Refer to Note 19, Legal Proceedings and Other Matters, in Item 8, Financial Statements and Supplementary Data, of this report for management’s estimate of damages to be paid related to our ongoing litigation with Lufthansa Technik and timing thereof.

LIQUIDITY AND CAPITAL RESOURCES

(In thousands)	2025	2024
Cash Flow Data
Net Cash Flows from:
Operating Activities	$74,795	$30,566
Investing Activities	$(53,748)	$(8,428)
Financing Activities	$(22,394)	$(14,530)
Year-end Financial Position
Working Capital[1]	$296,464	$270,020
Indebtedness	$343,000	$175,000
Other Data for the Annual Period
Capital Expenditures	$31,673	$8,428
1 Working capital is calculated as the difference between Current Assets and Current Liabilities.
Our cash flow from operations and available borrowing capacity under our credit facilities are expected to provide us with the financial resources needed to run our operations and reinvest in our business for at least the next 12 months.
Our ability to maintain sufficient liquidity is highly dependent upon achieving expected operating results. Failure to achieve expected operating results could have a material adverse effect on our liquidity, our ability to obtain financing or access our existing financing, and our operations in the future.
Operating Activities
Cash provided by operating activities totaled $74.8 million in 2025, as compared with $30.6 million cash provided by operating activities in 2024. Cash flow from operating activities improved compared with 2024 reflecting higher cash earnings offset by higher working capital requirements associated with increased activity. Cash provided by operating activities in 2025 included $21.6 million in payments related to the UK patent dispute and $11.6 million in net federal and state income tax payments.
Our cash flows from operations are primarily dependent on our net income adjusted for non-cash expenses and income and the timing of collections of receivables, inventory levels and payments to suppliers and employees. Sales and operating results of our Aerospace segment are influenced by build rates of new aircraft, which are subject to general economic conditions, airline passenger travel and spending for government and military programs. Our Test Systems segment sales depends in part on capital expenditures of the aerospace and defense industry which, in turn, depend on current and future demand for those products. A reduction in demand for our customers’ products would adversely affect our operating results and cash flows.
Investing Activities
Cash used for investing activities in 2025 was $53.7 million compared to $8.4 million cash used for investing activities in 2024, driven by a higher level of capital expenditures related to the ongoing facility expansion activities and acquisitions during the year.
Future requirements for property, plant and equipment (“PP&E”) depend on numerous factors, including expansion of existing product lines and introduction of new products. Management believes that our cash flow from operations and available capacity under our credit facilities will provide for these capital expenditures. We expect to continue to evaluate acquisition opportunities in the future.
Financing Activities
Cash used for financing activities totaled $22.4 million for 2025, as compared with cash used for financing activities of $14.5 million for 2024. The Company received net proceeds under its convertible notes and revolving credit facilities of $14.2 million, offset by $26.9 million in payments for capped call transactions and $10.4 million in financing-related fees and expenses in 2025. Net proceeds of debt were $2.5 million in the prior year, offset by $16.6 million in financing-related fees, expenses and settlement costs.
Cash on hand at the end of the year was $18.2 million. Net debt was $324.8 million, compared with $156.6 million at the end of 2024.

Our ability to maintain sufficient liquidity and comply with financial debt covenants is highly dependent upon achieving expected operating results. Failure to achieve expected operating results could have a material adverse effect on our liquidity, our ability to obtain financing or access our existing financing, and our operations in the future and could allow our debt holders to demand payment of all outstanding amounts. As of December 31, 2025, we are in compliance with all covenants under each of our financing arrangements. Our financing arrangements are more fully discussed in Note 8, Long-Term Debt, to our Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this report.
The Company expects its cash flow from operations will provide sufficient cash flows to fund operations, including payment of any further amounts related to the Lufthansa matters. The Company paid $21.6 million for ordered liabilities for damages, interest and legal fee reimbursement related to the UK matter in the year ended December 31, 2025. Both the Company and Lufthansa have been granted permission to appeal the rulings by the UK High Court of Justice. The appeals are scheduled to be heard by the UK Court of Appeal in March 2026. The Company may also evaluate various actions and alternatives to enhance its profitability and cash generation from operating activities, which could include manufacturing efficiency initiatives, cost-reduction measures, working with vendors and suppliers to reduce lead times and expedite shipment of critical components, and working with customers to expedite receivable collections.
Lufthansa Technik AG (“Lufthansa”) filed actions in Germany, the United Kingdom (“UK”) and France. These matters are more fully discussed in Note 19, Legal Proceedings and Other Matters, to our Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data and Item 1A, Risk Factors, of this report.
On August 8, 2023, the Company initiated an at-the-market equity offering program (the “ATM Program”) for the sale from time to time of shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $30 million. During the year ended December 31, 2025 and 2024, the Company did not sell any shares of its common stock under the ATM Program. As of December 31, 2025, the Company had remaining capacity under the ATM Program to sell shares of common stock having an aggregate offering price up to approximately $8.2 million.
DIVIDENDS
Management believes that it should retain the capital generated from operating activities for investment in advancing technologies, acquisitions and debt retirement. Accordingly, there are no plans to institute a cash dividend program at this time.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1, Summary of Significant Accounting Principles and Practices, of the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this report.
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company has limited exposure to fluctuation in foreign currency exchange rates to U.S. dollar, primarily in Canadian dollars and Euros currency. Approximately 90% of the Company’s consolidated sales are transacted in U.S. dollars. Net assets held in or measured in Canadian dollars amounted to $13.9 million at December 31, 2025. A 10% change in the value of the U.S. dollar versus the Canadian dollar would have had an immaterial impact to 2025 net income. Net assets held in or measured in Euros amounted to $52.5 million at December 31, 2025. A 10% change in the value of the U.S. dollar versus the Euros would have had an immaterial impact to 2025 net income.
Risk due to fluctuation in interest rates is a function of the Company’s floating rate debt obligations, which total approximately $85.0 million as of December 31, 2025. A change of 1% in interest rates of all variable rate debt would impact annual net income by approximately $0.9 million, before income taxes.
As discussed elsewhere in this report, our business continues to face uncertainty due to various economic factors, including inflationary pressures, disruptions in the global supply chain (such as costs related to recently imposed tariffs by the United States and other countries), challenges with labor availability and associated costs, and the ongoing conflict between Russia and Ukraine and broader geopolitical tensions. The duration and scope of the Russia-Ukraine war, along with the broader economic and geopolitical uncertainties, remain unpredictable. Consequently, while we cannot reasonably estimate the ultimate financial impact on our results at this time, such impacts could be material.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Astronics Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Astronics Corporation (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition
Description of the Matter
As discussed in Note 2 to the consolidated financial statements, the majority of the Company’s revenue from contracts with customers is recognized at a point in time when the customer obtains control of the product, which is generally upon delivery to the customer. For contracts with customers at certain components in which the Company satisfies its promise to the customer to provide a service or a product that has no alternative use to the Company and the Company has enforceable rights to payment for progress completed to date inclusive of profit, the Company recognizes revenue over time as it satisfies the performance obligation.
Auditing management’s evaluation of contracts with customers at certain components was especially challenging due to the judgment required to analyze the terms and conditions of the Company’s various customer contracts given that such terms and conditions are nonstandard. This included the assessment of alternative use and enforceable right to payment for purposes of determining if revenue from the contract should be recognized over time or at a point in time.

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
February 26, 2026

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based upon the framework in Internal Control – Integrated Framework originally issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2025.
We completed acquisitions in 2025, which were excluded from our management’s report on internal control over financial reporting as of December 31, 2025. We acquired Envoy Aerospace, LLC on June 30, 2025 and Bühler Motor Aviation, on October 13, 2025. These acquisitions were included in our 2025 consolidated financial statements and constituted $22.8 million and $18.7 million of total and net assets, respectively, as of December 31, 2025 and $6.9 million and $0.5 million of sales and net income, respectively, for the year then ended.
Ernst & Young LLP, independent registered public accounting firm, has audited our Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

By:	/s/ Peter J. Gundermann	February 26, 2026
Peter J. Gundermann
President and Chief Executive Officer
(Principal Executive Officer)

	/s/ Nancy L. Hedges	February 26, 2026
Nancy L. Hedges
Vice President and Chief Financial Officer
(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Astronics Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Astronics Corporation’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Astronics Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Envoy Aerospace, LLC and Bühler Motor Aviation. The Company acquired Envoy Aerospace, LLC on June 30, 2025 and Bühler Motor Aviation, on October 13, 2025. These acquisitions were included in the 2025 consolidated financial statements of the Company and constituted $22.8 million and $18.7 million of total and net assets, respectively, as of December 31, 2025 and $6.9 million and $0.5 million of sales and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Envoy Aerospace, LLC and Bühler Motor Aviation.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 26, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Buffalo, New York
February 26, 2026

ASTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share data)	2025	2024	2023
Sales	$862,128	$795,426	$689,206
Cost of Products Sold	603,970	574,998	514,674
Gross Profit	258,158	220,428	174,532
Research and Development Expenses	43,475	52,086	53,736
Selling, General and Administrative Expenses	138,271	141,876	127,467
Income (Loss) from Operations	76,412	26,466	(6,671)
Net Gain on Sale of Businesses	—	—	3,427
Loss on Settlement of Debt	32,644	10,148	—
Other (Income) Expense, Net	(738)	2,187	(261)
Interest Expense, Net of Interest Income	12,561	21,998	23,328
Income (Loss) Before Income Taxes	31,945	(7,867)	(26,311)
Provision for Income Taxes	2,586	8,348	110
Net Income (Loss)	$29,359	$(16,215)	$(26,421)
Basic Earnings (Loss) Per Share	$0.83	$(0.46)	$(0.80)
Diluted Earnings (Loss) Per Share	$0.81	$(0.46)	$(0.80)
See notes to Consolidated Financial Statements.

ASTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In thousands)	2025	2024	2023
Net Income (Loss)	$29,359	$(16,215)	$(26,421)
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	3,070	(1,871)	984
Retirement Liability Adjustment – Net of Tax	(3,617)	7,434	(884)
Total Other Comprehensive (Loss) Income	(547)	5,563	100
Comprehensive Income (Loss)	$28,812	$(10,652)	$(26,321)
See notes to Consolidated Financial Statements.

ASTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share and per share data)	2025	2024
ASSETS
Current Assets:
Cash and Cash Equivalents	$18,180	$9,285
Restricted Cash	—	9,143
Accounts Receivable, Net of Allowance for Estimated Credit Losses	204,672	191,446
Inventories	196,860	199,741
Prepaid Expenses and Other Current Assets	18,027	16,557
Total Current Assets	437,739	426,172
Property, Plant and Equipment, Net of Accumulated Depreciation	107,078	80,687
Operating Right-of-Use Assets	32,269	23,609
Other Assets	11,316	7,763
Intangible Assets, Net of Accumulated Amortization	55,353	52,477
Goodwill	62,923	58,056
Total Assets	$706,678	$648,764
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$41,080	$42,960
Accrued Payroll and Employee Benefits	34,900	33,409
Accrued Income Taxes	1,413	6,678
Current Operating Lease Liabilities	5,802	4,697
Other Accrued Expenses	32,011	40,917
Customer Advanced Payments and Deferred Revenue	26,069	27,491
Total Current Liabilities	141,275	156,152
Long-term Debt	334,451	168,669
Supplemental Retirement Plan and Other Liabilities for Pension Benefits	27,383	24,088
Long-term Operating Lease Liabilities	38,101	20,508
Other Liabilities	24,754	21,816
Deferred Income Taxes	640	1,434
Total Liabilities	566,604	392,667
Shareholders’ Equity:
Common Stock, $.01 par value, Authorized 80,000,000 Shares 34,463,823 Shares Issued and 31,713,079 Outstanding at December 31, 2025 32,870,619 Shares Issued and 30,176,364 Outstanding at December 31, 2024	345	329
Convertible Class B Stock, $.01 par value, Authorized 15,000,000 Shares 3,965,832 Shares Issued and Outstanding at December 31, 2025 5,086,169 Shares Issued and Outstanding at December 31, 2024	40	51
Additional Paid-in Capital	4,898	144,149
Accumulated Other Comprehensive Loss	(4,410)	(3,863)
Retained Earnings	216,699	192,208
Treasury Stock, 2,750,744 Shares at December 31, 2025 2,694,255 Shares at December 31, 2024	(77,498)	(76,777)
Total Shareholders’ Equity	140,074	256,097
Total Liabilities and Shareholders’ Equity	$706,678	$648,764

See notes to Consolidated Financial Statements.

ASTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2025	2024	2023
Cash Flows from Operating Activities
Net Income (Loss)	$29,359	$(16,215)	$(26,421)
Adjustments to Reconcile Net Income (Loss) to Cash from Operating Activities:
Non-cash Items:
Depreciation and Amortization	21,838	24,466	26,104
Amortization of Deferred Financing Fees	3,036	3,194	3,023
Provisions for Non-Cash Losses on Inventory and Receivables	10,011	13,782	16,003
Equity-based Compensation Expense	6,799	8,571	7,198
Deferred Tax (Benefit) Expense	(1,362)	(20)	146
Loss on Settlement of Debt	32,644	10,148	—
Operating Lease Non-cash Expense	6,162	5,175	5,088
Simplification Initiative-related Non-cash Charges	6,229	—	—
Net Gain on Sale of Business, Before Taxes	—	—	(3,427)
Non-cash 401K Contribution and Quarterly Bonus Accrual	—	3,454	6,549
Non-cash Annual Stock Bonus Accrual	—	—	2,806
Non-cash Litigation Provision Adjustment	—	4,468	(1,305)
Non-cash Deferred Liability Recovery	—	—	(5,824)
Other	(418)	5,807	1,913
Changes in Operating Assets and Liabilities:
Accounts Receivable	(8,102)	(21,983)	(31,872)
Inventories	(4,435)	(21,551)	(13,283)
Accounts Payable	(3,114)	(17,693)	(4,495)
Accrued Expenses	(15,027)	21,987	4,634
Income Taxes	(7,938)	4,498	(1,949)
Operating Lease Liabilities	(4,573)	(5,125)	(4,880)
Tenant Improvement Allowance Refund	8,138	—	—
Cloud Computing Implementation Costs	(1,117)	—	—
Customer Advanced Payments and Deferred Revenue	(4,189)	5,693	(4,835)
Supplemental Retirement Plan Liabilities	(716)	(410)	(408)
Other Assets and Liabilities	1,570	2,320	1,285
Net Cash from Operating Activities	74,795	30,566	(23,950)
Cash Flows from Investing Activities
Capital Expenditures	(31,673)	(8,428)	(7,643)
Acquisitions of Businesses, Net of Cash Acquired	(22,075)	—	—
Proceeds from Sale of Businesses and Assets	—	—	3,537
Net Cash from Investing Activities	$(53,748)	$(8,428)	$(4,106)

ASTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	Year Ended December 31,
(In thousands)	2025	2024	2023
Cash Flows from Financing Activities
Proceeds from Long-term Debt	$186,143	$377,392	$139,732
Principal Payments on Long-term Debt	(111,143)	(374,890)	(131,233)
Proceeds from Issuance of Convertible Debt	225,000	—	—
Partial Repurchase of 2030 Convertible Notes	(285,752)	—	—
Payments for Capped Call Transactions	(26,888)	—	—
Financing-Related Costs	(10,366)	(12,150)	(6,762)
Financing Settlement Costs	—	(4,496)	—
Stock Award and Employee Stock Purchase Plan (“ESPP”) activity	753	(241)	2,476
Proceeds from At-the-Market (“ATM”) Stock Sales	—	—	21,269
Other	(141)	(145)	(47)
Net Cash from Financing Activities	(22,394)	(14,530)	25,435
Effect of Exchange Rates on Cash	1,099	(493)	156
(Decrease) Increase in Cash and Cash Equivalents and Restricted Cash	(248)	7,115	(2,465)
Cash and Cash Equivalents and Restricted Cash at Beginning of Year	18,428	11,313	13,778
Cash and Cash Equivalents and Restricted Cash at End of Year	$18,180	$18,428	$11,313

Supplemental Disclosure of Cash Flow Information
Interest Paid	$8,976	$19,238	$17,689
Income Taxes Paid, Net of Refunds	$11,605	$3,537	$1,964
Non-Cash Investing Activities:
Capital Expenditures in Accounts Payable	$2,025	$—	$—
See notes to Consolidated Financial Statements.

ASTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Year Ended December 31,
(In thousands)	2025	2024	2023
Common Stock
Beginning of Year	$329	$314	$291
Issuance of Common Stock Through At-the-Market Offering	—	—	14
Net Exercise of Stock Options, including ESPP	3	2	4
Net Issuance of Common Stock for Restricted Stock Units (“RSUs”)	2	5	1
Class B Stock Converted to Common Stock	11	8	4
End of Year	$345	$329	$314
Convertible Class B Stock
Beginning of Year	$51	$59	$63
Class B Stock Converted to Common Stock	(11)	(8)	(4)
End of Year	$40	$51	$59
Additional Paid in Capital
Beginning of Year	$144,149	$129,544	$98,630
Partial Repurchase of 2030 Convertible Notes	(120,632)	—	—
Purchase of Capped Call Transactions	(26,888)	—	—
Issuance of Common Stock Through ATM Offering, Net of Offering Costs	—	—	21,246
Equity-based Compensation Expense and Net Exercise of Stock Options, including ESPP	10,000	11,544	10,309
Gross Shares Issued to Fund Bonus Obligations	—	6,281	—
Tax Withholding Related to Issuance of RSUs and Shares for Bonus Obligations	(1,731)	(3,220)	(641)
End of Year	$4,898	$144,149	$129,544
Accumulated Comprehensive Loss
Beginning of Year	$(3,863)	$(9,426)	$(9,526)
Foreign Currency Translation Adjustments	3,070	(1,871)	984
Retirement Liability Adjustment – Net of Taxes	(3,617)	7,434	(884)
End of Year	$(4,410)	$(3,863)	$(9,426)
Retained Earnings
Beginning of Year	$192,208	$209,753	$240,360
Partial Repurchase of 2030 Convertible Notes	(4,868)	—	—
Net Income (Loss)	29,359	(16,215)	(26,421)
Reissuance of Treasury Shares for 401K Contribution	—	(1,330)	(4,186)
End of Year	$216,699	$192,208	$209,753
Treasury Stock
Beginning of Year	$(76,777)	$(80,726)	$(89,898)
Net Exercise of Stock Options	(721)	—	—
Shares Issued to Fund 401K Obligation	—	3,949	9,172
End of Year	$(77,498)	$(76,777)	$(80,726)
Total Shareholders’ Equity	$140,074	$256,097	$249,518
See notes to Consolidated Financial Statements.

ASTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY, CONTINUED

	Year Ended December 31,
(Share data, in thousands)	2025	2024	2023
Common Stock
Beginning of Year	32,871	31,402	29,122
Issuance of Common Stock Through ATM Offering	—	—	1,334
Net Issuance from Exercise of Stock Options, including ESPP	270	220	437
Net Issuance to Fund Bonus Obligations	—	218	—
Net Issuance of Common Stock for RSUs	192	165	147
Class B Stock Converted to Common Stock	1,131	866	362
End of Year	34,464	32,871	31,402
Convertible Class B Stock
Beginning of Year	5,086	5,952	6,314
Net Issuance from Exercise of Stock Options	11	—	—
Class B Stock Converted to Common Stock	(1,131)	(866)	(362)
End of Year	3,966	5,086	5,952
Treasury Stock
Beginning of Year	2,694	2,833	3,155
Net Exercise of Stock Options	57	—	—
Shares Issued to Fund 401K Obligation	—	(139)	(322)
End of Year	2,751	2,694	2,833
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
We have principal operations in the United States (“U.S.”), Canada, France and Germany, as well as engineering offices in Ukraine and India.
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
See Note 21, Acquisitions, for details of our recent acquisitions.
Cost of Products Sold, Research and Development and Selling, General and Administrative Expenses
Cost of Products Sold includes the costs to manufacture products such as direct materials and labor and manufacturing overhead as well as all engineering and developmental costs. The Company is engaged in a variety of research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. Research and development costs are expensed as incurred and include salaries, benefits, consulting, material costs and depreciation. Research and development costs amounted to $43.5 million in 2025. Beginning in 2025, the Company changed its financial statement presentation of research and development costs. These costs were previously included within Cost of Products Sold and were included in arriving at Gross Profit. Research and development expenses, which amounted to $52.1 million in 2024 and $53.7 million in 2023 have been reclassified from Cost of Products Sold to a separate line item below Gross Profit in the accompanying Consolidated Statements of Operations. All periods presented have been revised to reflect this presentation. Selling, General and Administrative (“SG&A”) expenses include costs primarily related to our sales, marketing and administrative departments. Interest expense is shown net of interest income. Interest income was insignificant for the years ended December 31, 2025, 2024 and 2023.
Simplification Initiatives
During 2025, the Company initiated simplification activities in the Aerospace segment, including costs related to footprint rationalization and portfolio shaping. Restructuring charges, including a reduction of inventory and impairment of other long-lived assets, were recorded as a result of these simplification initiatives. In the year ended December 31, 2025, the Company recorded $5.8 million and $0.4 million in simplification initiative charges to Cost of Products Sold and Selling, General and Administrative Expenses, respectively, in the accompanying Consolidated Statements of Operations.
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
Restricted Cash
Under the provisions of the ABL Revolving Credit Facility (as defined and discussed below in Note 8, Long-Term Debt) which was terminated on October 22, 2025, the Company had a cash dominion arrangement with the banking institution for its accounts within the United States whereby daily cash receipts were contractually utilized to pay down outstanding balances on the ABL Revolving Credit Facility. Account balances that had not yet been applied to the ABL Revolving Credit Facility were classified as restricted cash in the accompanying Consolidated Balance Sheets. The following table provides a reconciliation of cash and restricted cash included in Consolidated Balance Sheets to the amounts included in the Consolidated Statements of Cash Flows.

	December 31,
(In thousands)	2025	2024
Cash and Cash Equivalents	$18,180	$9,285
Restricted Cash	—	9,143
Total Cash and Restricted Cash Shown in Statements of Cash Flows	$18,180	$18,428
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
Accounts Receivable and Allowance for Estimated Credit Losses
Accounts receivable are composed of trade and contract receivables recorded at either the invoiced amount or costs in excess of billings. These receivables are expected to be collected within one year and do not bear interest. The Company records a valuation allowance to account for estimated credit losses. The estimate for credit losses is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as the age of the receivable balances, historical experience, credit quality, current economic conditions, and reasonable and supportable forecasts of future economic conditions that may affect a customer’s ability to pay. Balances are written off when determined to be uncollectible.
Although the Company has historically not experienced significant credit losses, the Company’s exposure to credit losses may increase if its customers are adversely affected by global economic recessions, industry conditions, or other customer-specific factors.
Inventories
We record our inventories at the lower of cost or net realizable value. We determine the cost basis of our inventory on a first-in, first-out or weighted average basis using a standard cost methodology that approximates actual cost. Inventory costs include direct materials, direct labor, and manufacturing overhead, including freight-in, custom duties, and import tariffs directly attributable to bringing the inventory to its existing location and condition. The Company records reserves to provide for excess, slow moving or obsolete inventory. In determining the appropriate reserve, the Company considers the age of inventory on hand, the overall inventory levels in relation to forecasted demands as well as reserving for specifically identified inventory that the Company believes is no longer salable or whose value has diminished.

Cloud Computing Arrangements
The Company incurs costs to implement cloud computing arrangements that are hosted by third party vendors. Implementation costs associated with cloud computing arrangements are capitalized when incurred during the application development phase. Amortization is calculated on a straight-line basis over the contractual term of the cloud computing arrangement. Implementation costs associated with cloud computing arrangements are reflected in Cash from Operating Activities on the Consolidated Statements of Cash Flows in accordance with ASC Topic 350-40, Intangibles - Goodwill and Other - Internal-Use Software. The Company capitalized $2.8 million related to such arrangements within other non-current assets in the Consolidated Balance Sheets as of December 31, 2025. Costs capitalized were insignificant as of December 31, 2024. Amortization expense was insignificant in 2025, 2024 and 2023.
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
Depreciation expense was approximately $10.2 million, $11.5 million and $12.2 million in 2025, 2024 and 2023, respectively.
Deferred Financing Costs
The Company incurs debt issuance costs in connection with amending or entering into new credit facilities. These costs are amortized as an adjustment to interest expense over term of the credit facility on a straight-line basis, which approximates the effective interest method. This amortization expense is included in interest expense in the Company’s Consolidated Statements of Operations. Upon early termination or modification of a credit facility, all or a portion of unamortized fees related to such facility may be accelerated into interest expense, loss on debt settlement or a reduction to equity based on the nature of the debt instrument.
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
The 2025, 2024 and 2023 assessments indicated no impairment to the carrying value of goodwill in any of the Company’s reporting units and no impairment charges were recognized.
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
The 2025, 2024 and 2023 assessments indicated no impairment to the intangible assets of the Company and no impairment charges were recognized.
Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and long-term debt. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company does not hold or issue financial instruments for trading purposes. Due to their short-term nature, the carrying values of cash and equivalents, restricted cash, accounts receivable and accounts payable approximate fair value. The carrying value of the Company’s variable rate long-term debt instruments also approximates fair value due to the variable rate feature of these instruments. The Company estimates the fair value of the convertible notes based on quoted prices for these instruments in active markets, classified as Level 1 measurements within the fair value hierarchy. The fair value of the 2030 Convertible Notes was approximately $84.8 million and $176.9 million as of December 31, 2025 and 2024, respectively. The fair value of the 2031 Convertible Notes was approximately $264.1 million as of December 31, 2025.
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
Deferred Tax Asset Valuation Allowance
The Company records a valuation allowance against the deferred tax assets if and to the extent it is more likely than not that the Company will not recover the deferred tax assets. In evaluating the need for a valuation allowance, the Company weighs all relevant positive and negative evidence, and considers among other factors, historical financial performance, projected future taxable income, scheduled reversals of deferred tax liabilities, the overall business environment, and tax planning strategies. After considering the losses in recent periods and cumulative pre-tax losses in the three-year period ending with the current year, the Company determined that projections of future taxable income could not be relied upon as a source of income to realize its deferred tax assets. However, the Company is relying on a significant portion of its existing deferred tax liabilities for the realizability of deferred tax assets. As a result, the Company has valuation allowances against its deferred tax assets of approximately $74.5 million, $78.7 million, and $65.6 million during the years ended December 31, 2025, 2024 and 2023, respectively, for the portion of deferred tax assets not realizable by the Company’s existing deferred tax liabilities.
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

Foreign Currency Translation
The Company accounts for its foreign currency translation in accordance with ASC Topic 830, Foreign Currency Translation. The aggregate transaction gains and losses included in operations were insignificant in 2025, 2024 and 2023.
Dividends
The Company has not paid any cash dividends in the three-year period ended December 31, 2025.
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
Recent Accounting Pronouncements
Recent Accounting Pronouncements Adopted

Standard	Description	Financial Statement Effect or Other Significant Matters
ASU No. 2024-04 -Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments	The amendments in this update clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or an extinguishment.	We early adopted this standard during 2025 and applied it on a prospective basis. Refer to Note 8.
ASU No. 2023-09 - Income Taxes (Topic 740), Improvements to Income Tax Disclosures	The amendments in this update require enhanced disclosures within the annual rate reconciliation, including new requirements to present reconciling items on a gross basis in specified categories, disclosure of both percentages and dollar amounts, and disaggregation of the reconciling items by nature when they meet a quantitative threshold. The update also includes enhanced disclosure requirements for income taxes paid.	We adopted this standard beginning in 2025 and applied it on a prospective basis. Refer to Note 11.
ASU No. 2025-06 -Intangibles, Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	The amendments in this update remove all references to project stages and clarify the threshold entities apply to begin capitalizing software costs. The update further specifies required disclosures for all capitalized internal-use software costs. This guidance is effective for fiscal years beginning after December 15, 2027 and interim periods within that period. Early adoption is permitted.	We early adopted this standard for the fourth quarter of the fiscal year ending December 31, 2025 using a prospective transition approach. The effect was immaterial to our Consolidated Financial Statements.

Recent Accounting Pronouncements Not Yet Adopted

Standard	Description	Financial Statement Effect or Other Significant Matters
ASU No. 2025-05 -Financial Instruments, Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets	The amendments in this update provide a practical expedient that allows entities to assume current conditions as of the balance sheet date remain unchanged over the life of current accounts receivable and contract assets when developing forecasts for estimated expected credit losses. This guidance is effective for fiscal years beginning after December 15, 2025 and interim periods within that period. Early adoption is permitted.	The Company is currently reviewing the guidance and evaluating the impact on our Consolidated Financial Statements and related disclosures.
ASU No. 2024-03 - Income Statement - Reporting Comprehensive Income-Expense Disaggregation Disclosures (Topic 220), Disaggregation of Income Statement Expenses	This standard requires disclosure of specified information about certain cost and expenses at each interim and annual reporting period. This includes disclosure of the amounts of purchases of inventory, employee compensation, depreciation and intangible asset for each relevant expense caption on the income statement, as well as the total amount of selling expenses. Additionally, the amendments require disclosing a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated. The provisions of the standard are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements.	The Company is currently reviewing the guidance and evaluating the impact on our Consolidated Financial Statements and related disclosures.
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
The Company recognizes an asset for the incremental, material costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year and the costs are expected to be recovered. These incremental costs include, but are not limited to, sales commissions incurred to obtain a contract with a customer. The Company has elected the practical expedient available under ASC 340-40-25-4 to immediately expense the incremental cost of obtaining a contract when the expected benefit of those costs is less than one year. As of December 31, 2025 and 2024, the Company did not have material incremental costs on any open contracts with an original expected duration of greater than one year.
The Company recognizes an asset for certain, material costs to fulfill a contract if it is determined that the costs relate directly to a contract or an anticipated contract that can be specifically identified, generate or enhance resources that will be used in satisfying performance obligations in the future, and are expected to be recovered. Such costs are amortized on a systematic basis that is consistent with the transfer to the customer of the goods to which the asset relates. Start-up costs are expensed as incurred. Capitalized fulfillment costs are included in Inventories in the accompanying Consolidated Balance Sheets. Should future orders not materialize or it is determined the costs are no longer probable of recovery, the capitalized costs are written off. The Company has capitalized $6.0 million and $8.3 million of costs as of December 31, 2025 and 2024, respectively. Amortization of fulfillment costs recognized within Cost of Products Sold was $3.5 million and $3.1 million in 2025 and 2024, respectively. No amortization of fulfillment costs was recorded in 2023.
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
In contracts with multiple performance obligations, the contract’s transaction price is allocated to each performance obligation based on the estimated standalone selling price of each distinct good or service in the contract. In these cases, the Company uses an expected cost plus margin approach to determine the standalone selling price for each performance obligation. Shipping and handling activities that occur after the customer has obtained control of the good are considered fulfillment activities, not performance obligations.
Contract modifications are routine in the performance of our contracts, and contracts may be modified to account for changes in contract specifications or requirements. In most instances, contract modifications are for goods or services that are distinct, and, therefore, are accounted for as new contracts. The effect of modifications has been reflected when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price.
The majority of the Company’s revenue from contracts with customers is recognized at a point in time, when the customer obtains control of the promised product. In general, the customer has obtained control when they have legal title, significant risks and rewards of ownership of the asset, and the Company has a present right to payment for the product. From time to time, contracts may contain variable consideration, which could include incremental fees or penalty provisions related with performance. In these situations, variable consideration is included in the estimated transaction price based on an assessment of all information (i.e., historical, current and forecasted) that is reasonably available to the Company and updated at the end of each reporting period as additional information becomes available. Most of our contracts do not contain rights to return product; where this right does exist, it is evaluated as possible variable consideration.
For contracts that are subject to the requirement to accrue anticipated losses, the Company recognizes the entire anticipated loss in the period that the loss becomes probable.
For contracts with customers in which the Company promises to provide a product to the customer that has no alternative use to the Company and the Company has enforceable rights to payment for progress completed to date inclusive of profit, the Company satisfies the performance obligation and recognizes revenue over time, using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred costs represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material and overhead.
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
On December 31, 2025, we had $674.5 million of remaining performance obligations, which we refer to as total backlog. We expect to recognize approximately $533.1 million of our remaining performance obligations as revenue in 2026.
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

The Company’s contract assets and contract liabilities consist primarily of costs and profits in excess of billings and billings in excess of cost and profits, respectively. The following table presents the beginning and ending balances of contract assets and contract liabilities:

(In thousands)	Contract Assets	Contract Liabilities
Beginning Balance, January 1, 2025	$54,171	$28,171
Ending Balance, December 31, 2025	$54,687	$26,962
The increase in contract assets reflects the net impact of new revenue recognized in excess of billings exceeding billing of previously unbilled revenue during the period, partially offset by $8.3 million in revisions of estimated costs to complete certain long-term mass transit Test contracts which were recorded in 2025. The revisions resulted in reduced revenue recognized during 2025 due to lower estimates of the percentage of work completed on the programs. The decrease in contract liabilities reflects the net impact of revenue recognized in excess of new customer advances or deferred revenues recorded.
We recognized $20.8 million and $16.8 million during the year ended December 31, 2025 and 2024, respectively, in revenues that were included in the contract liability balance at the beginning of the period.
The following table presents our revenue disaggregated by Market Segments as of December 31 as follows:

(In thousands)	2025	2024	2023
Aerospace Segment
Commercial Transport	$599,301	$524,572	$432,199
Military Aircraft	116,276	88,019	61,617
General Aviation	69,834	74,344	80,842
Other	11,908	19,749	30,172
Aerospace Total	797,319	706,684	604,830

Test Systems Segment
Government & Defense	64,809	88,742	84,376
Test Systems Total	64,809	88,742	84,376

Total	$862,128	$795,426	$689,206
The following table presents our revenue disaggregated by Product Lines as of December 31 as follows:

(In thousands)	2025	2024	2023
Aerospace Segment
Electrical Power & Motion	$410,382	$359,043	$268,049
Lighting & Safety	208,897	179,403	157,434
Avionics	123,422	120,183	113,117
Systems Certification	29,069	17,003	26,255
Structures	13,641	11,303	9,803
Other	11,908	19,749	30,172
Aerospace Total	797,319	706,684	604,830

Test Systems	64,809	88,742	84,376

Total	$862,128	$795,426	$689,206

NOTE 3 — ACCOUNTS RECEIVABLE
Accounts receivable at December 31 consists of:

(In thousands)	2025	2024
Trade Accounts Receivable	$150,832	$139,652
Unbilled Recoverable Costs and Accrued Profits	54,687	54,171
Total Receivables, Gross	205,519	193,823
Less Allowance for Estimated Credit Losses	(847)	(2,377)
Total Receivables, Net	$204,672	$191,446
The following table provides a roll-forward of the allowance for estimated credit losses that is deducted from accounts receivable to present the net amount expected to be collected at December 31:

(In thousands)
Balance at December 31, 2023	$9,193
Bad Debt Expense, Net of Recoveries	1,348
Write-off Charges Against the Allowance and Other Adjustments	(8,164)
Balance at December 31, 2024	2,377
Bad Debt Expense, Net of (Recoveries)	(36)
Write-off Charges Against the Allowance and Other Adjustments	(1,494)
Balance at December 31, 2025	$847
As further described in Note 1, Summary of Significant Accounting Principles and Practices, the Company recorded a $1.0 million and $7.5 million reserve for outstanding receivables for customer bankruptcies within the Aerospace segment in 2024 and 2023, respectively. The write-offs in the periods ended December 31, 2025 and 2024 relate primarily to accounts receivable reserved for in previous periods related to these customer bankruptcies.
NOTE 4 — INVENTORIES
Inventories at December 31 are as follows:

(In thousands)	2025	2024
Finished Goods	$32,838	$27,941
Work in Progress	38,686	31,927
Raw Material	125,336	139,873
Total Inventories	$196,860	$199,741
At December 31, 2025, the Company’s reserve for inventory valuation was $48.7 million, or 19.8% of gross inventory. At December 31, 2024, the Company’s reserve for inventory valuation was $43.3 million, or 17.8% of gross inventory.
As further described in Note 1, Summary of Significant Accounting Principles and Practices, the Company recorded a $5.8 million reduction in inventory in the year ended December 31, 2025 in connection with simplification initiatives.
NOTE 5 — PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipment at December 31 are as follows:

(In thousands)	2025	2024
Land	$8,902	$8,551
Building and Improvements	83,482	72,150
Machinery and Equipment	131,610	125,874
Construction in Progress	19,616	3,997
Total Property, Plant and Equipment, Gross	243,610	210,572
Less Accumulated Depreciation	136,532	129,885
Total Property, Plant and Equipment, Net	$107,078	$80,687

NOTE 6 — INTANGIBLE ASSETS
The following table summarizes acquired intangible assets at December 31 as follows:

		2025		2024
(In thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	11 years	$2,146	$2,146	$2,146	$2,146
Non-compete Agreement	4 years	11,082	11,082	11,082	11,082
Trade Names	10 years	11,565	10,541	11,380	10,351
Completed and Unpatented Technology	9 years	47,980	45,207	47,818	42,617
Backlog	4 years	3,991	177	—	—
Customer Relationships	15 years	145,773	104,531	142,065	95,818
Licensing Agreement	13 years	6,760	260	—	—
Total Intangible Assets	13 years	$229,297	$173,944	$214,491	$162,014
Amortization is computed on the straight line method for financial reporting purposes. Amortization expense for intangibles was $11.5 million, $12.9 million and $13.9 million for 2025, 2024 and 2023, respectively.
Based upon acquired intangible assets at December 31, 2025, amortization expense for each of the next five years is estimated to be:

(In thousands)
2026	$11,206
2027	$9,498
2028	$8,711
2029	$7,161
2030	$4,406
NOTE 7 — GOODWILL
The following table summarizes the changes in the carrying amount of goodwill at December 31 as follows:

(In thousands)	Aerospace	Test Systems	Total
Balance at December 31, 2023	$36,575	$21,635	$58,210
Foreign Currency Translations and Other	(154)	—	(154)
Balance at December 31, 2024	36,421	21,635	58,056
Acquisitions	4,759	—	4,759
Foreign Currency Translations and Other	108	—	108
Balance at December 31, 2025	$41,288	$21,635	$62,923

Goodwill, Gross	$161,989	$21,635	$183,624
Accumulated Impairment Losses	(120,701)	—	(120,701)
Goodwill, Net	$41,288	$21,635	$62,923
The Company’s five reporting units with goodwill as of the first day of our fourth quarters of 2025, 2024 and 2023 were subject to the annual goodwill impairment test. Based on our assessments of our reporting units performed during our annual goodwill impairment tests, the Company concluded that no impairment to the carrying value of goodwill in any of the Company’s reporting units was indicated and no impairment charges were recognized in 2025, 2024 and 2023.
NOTE 8 — LONG-TERM DEBT
The Company entered into a $90.0 million term loan facility on January 19, 2023, and paid interest at a rate equal to SOFR (which was required to be at least 2.50%) plus 8.75%. The Company refinanced its credit facilities on July 11, 2024, and repaid in full all outstanding indebtedness under the previous term loan dated January 19, 2023.

The Company amended its asset-based revolving credit facility (the “ABL Revolving Credit Facility”) on July 11, 2024, by entering into the Seventh Amended and Restated Credit Agreement, which set the maximum aggregate amount that the Company can borrow pursuant to the revolving credit line at $200.0 million, with amounts borrowed thereunder carrying an interest rate of SOFR plus between 2.50% to 3.00%. Borrowings were subject to a borrowing base determined primarily by inventory, accounts receivable, machinery and equipment and real estate. The Company also entered into a $55.0 million term loan facility (“Term Loan Facility”) on July 11, 2024 at an interest rate of SOFR plus between 5.50% to 6.75%.
On November 25, 2024, the Company entered into a second amendment to the ABL Revolving Credit Facility which increased the maximum aggregate amount that the Company could borrow pursuant to the ABL Revolving Credit Facility to $220.0 million from $200.0 million. The maturity date of borrowings under the ABL Revolving Credit Facility was July 11, 2027. The Company and the applicable lenders also agreed in a separate first amendment to increase the amount of unsecured indebtedness the Company was permitted to incur under the ABL Revolving Credit Facility, subject to completion of the 2030 Convertible Notes offering (discussed below).
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
Pursuant to the ABL Revolving Credit Facility, the Company was subject to a minimum fixed charge coverage ratio of 1.10 to 1.00. The Company was also required to maintain a minimum excess availability of the greater of 10% of the borrowing base under the ABL Revolving Credit Facility, or $15.0 million. On December 31, 2024, there was $10.0 million outstanding on the ABL Revolving Credit Facility and there remained $209.7 million available for future borrowings, net of outstanding letters of credit, before our minimum excess availability requirement.
On December 3, 2024, the Company repaid in full all outstanding indebtedness under the Term Loan Facility. The Term Loan Facility payoff consisted of a repayment of a principal amount of approximately $54.9 million, plus accrued but unpaid interest, fees and expenses, including a call premium of 3.00% which satisfied all of the Company’s indebtedness obligations thereunder. The Company funded the repayment of its obligations under the Term Loan Facility with a portion of the proceeds received from the issuance and sale of the 2030 Convertible Notes (discussed below).
On October 22, 2025, the Company entered into a $300.0 million senior secured, cash flow-based revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility replaced the Company’s ABL Revolving Credit Facility, which was terminated on October 22, 2025. The scheduled maturity date for the Revolving Credit Facility is October 16, 2030. Under the terms of the Revolving Credit Facility, the Company pays interest on the unpaid principal amount outstanding under the Revolving Credit Facility at a rate equal to Term SOFR (as defined in the Revolving Credit Facility) plus an applicable margin ranging from 1.25% to 2.125% determined based upon the Company’s Total Net Debt Leverage Ratio (as defined in the Revolving Credit Facility). The Company pays a quarterly commitment fee under the Revolving Credit Facility on unused Revolving Commitments ranging from 0.20% to 0.35% determined based upon the Company’s Total Net Debt Leverage Ratio.
Pursuant to the Revolving Credit Facility, the Company is subject to a total leverage ratio covenant that requires that the Company’s Total Net Debt Leverage Ratio may not exceed 4.50 to 1.00, provided that the Company’s Total Net Debt Leverage Ratio for the fiscal quarter ending December 31, 2025, may not exceed 4.75 to 1.00. The Company is also subject to a consolidated interest coverage ratio covenant that requires that the Company’s Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Facility) may not be less than 3.50 to 1.00 and a secured net debt leverage ratio covenant that requires that the Company’s Secured Net Debt Leverage Ratio (as defined in the Revolving Credit Facility) may not exceed 3.00 to 1.00. As of December 31, 2025, the Company was in compliance with these covenants. On December 31, 2025, there was $85.0 million outstanding on the Revolving Credit Facility and there remained $212.8 million available for future borrowings, net of outstanding letters of credit. The Revolving Credit Facility has an accordion feature, which allows the Company to request incremental commitments of up to $100.0 million plus additional incremental amounts so long as maximum leverage requirements are met.
2030 Convertible Notes
On December 3, 2024, the Company issued $165.0 million aggregate principal amount of 5.500% Convertible Senior Notes due 2030 (the “2030 Convertible Notes”). The 2030 Convertible Notes bear interest at a rate of 5.500% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2025. The 2030 Convertible Notes will mature on March 15, 2030, unless earlier converted, redeemed or repurchased. The initial conversion rate is 43.6814 shares of common stock per $1,000 principal amount of 2030 Convertible Notes, which represent the initial conversion price of $22.89 per share. The 2030 Convertible Notes are convertible at the option of the holders at any time on or after December 15, 2029, until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Company will satisfy its conversion obligations by paying and/or delivering, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election. Beginning March 20, 2028, if the Company’s stock price has been at least 130% of the conversion price for a specified period of time, the 2030 Convertible Notes may be called at the option of the issuer. Under the same conditions, the Company can elect to redeem the 2030 Convertible Notes for cash. After the first quarter of 2025, if the Company’s stock price has been at least 130% of the conversion price for 20 of 30 trading days ending on and including the last trading day of the immediately preceding quarter, the 2030 Convertible Notes may be called at the option of the holder. During the fiscal quarter ended December 31, 2025, our stock price met the price trigger defined above, and therefore, holders of our 2030 Convertible Notes have the ability to convert their notes at their option at any time during the fiscal quarter ended April 4, 2026.
2031 Convertible Notes
On September 15, 2025, the Company issued $225.0 million aggregate principal amount of Convertible Senior Notes due 2031 (the “2031 Convertible Notes”) for net proceeds of $216.7 million. The Company used part of the net proceeds to repurchase a portion of the 2030 Convertible Notes and the remainder to enter into the capped call transactions, as further described below. The 2031 Convertible Notes do not bear any interest and will mature on January 15, 2031, unless earlier converted, redeemed or repurchased. The initial conversion rate is 18.2243 shares of common stock per $1,000 principal amount of 2031 Convertible Notes, which represents the initial conversion price of $54.87 per share. The 2031 Convertible Notes are convertible at the option of the holders at any time on or after October 15, 2030, until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Company will satisfy its conversion obligations by paying cash up to the aggregate principal amount of the 2031 Convertible Notes to be converted and paying and/or delivering, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the Notes being converted. Beginning January 22, 2029, if the Company’s stock price has been at least 130% of the conversion price for a specified period of time, the 2031 Convertible Notes may be called at the option of the issuer. After the fourth quarter of 2025, if the Company’s stock price has been at least 130% of the conversion price for 5 of the first 20 trading days of such fiscal quarter, the 2031 Convertible Notes may be redeemed at the option of the holder during the 30-trading day period beginning on, and including, the 21st trading day of such quarter. As of December 31, 2025, the 2031 Convertible Notes were not redeemable.
Partial Repurchase of 2030 Convertible Notes
The Company used approximately $189.8 million of the net proceeds from the issuance of the 2031 Convertible Notes, together with approximately $85.0 million of borrowings under its ABL Revolving Credit Facility and approximately $11.0 million of cash on hand, to repurchase approximately $132.0 million in aggregate principal amount of outstanding 2030 Convertible Notes pursuant to privately negotiated exchange agreements entered into with certain holders of the 2030 Convertible Notes. The total cash paid in connection with this repurchase was approximately $285.8 million. The repurchase was accounted for in accordance with ASU 2024-04, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and resulted in the recognition of an inducement charge of $32.6 million within Loss on Settlement of Debt in the Consolidated Statements of Operations. The Company also recorded a reduction to equity of $125.5 million, inclusive of a reduction to unamortized debt issuance costs of $4.3 million.
Interest expense was $12.6 million, $22.0 million and $23.3 million for 2025, 2024 and 2023, respectively.
The Company recorded non-cash write-offs of deferred financing costs related to exiting ABL lenders of approximately $0.6 million and $0.5 million in years ending December 31, 2025 and 2024, respectively, in Interest Expense within the Consolidated Statements of Operations. In 2024, the Company recorded a Loss on Settlement of Debt of approximately $10.1 million, which was comprised of $4.5 million of prepayment fees on the previous term loans and a write-off of $5.6 million of unamortized deferred financing costs.
Debt issuance cost amortization expense was $2.5 million, $2.6 million and $3.0 million for 2025, 2024 and 2023, respectively. All costs are amortized to interest expense over the term of the respective agreement. Unamortized deferred debt issuance costs associated with the Revolving Credit Facility ($3.0 million as of December 31, 2025) and ABL Revolving Credit Facility ($3.0 million as of December 31, 2024) were recorded within Other Assets.

The following table presents the outstanding principal amount and carrying value of the Convertible Notes as of the dates indicated:

	December 31, 2025			December 31, 2024
(In thousands)	Principal	Unamortized Debt Issuance Costs	Carrying Value	Principal	Unamortized Debt Issuance Costs	Carrying Value
2030 Convertible Notes	$33,000	$(1,023)	$31,977	$165,000	$(6,331)	$158,669
2031 Convertible Notes	225,000	(7,526)	217,474	—	—	—
Total	$258,000	$(8,549)	$249,451	$165,000	$(6,331)	$158,669
The Company estimates the fair value of the convertible notes based on quoted prices for these instruments in active markets, classified as Level 1 measurements within the fair value hierarchy. The fair value of the 2031 Convertible Notes was approximately $264.1 million as of December 31, 2025. The fair value of the 2030 Convertible Notes was approximately $84.8 million and $176.9 million as of December 31, 2025 and December 31, 2024, respectively.
Capped Call Transactions
In connection with the issuance of the 2031 Convertible Notes, the Company entered into capped call transactions (the “Capped Calls”) with certain financial institutions. The Capped Calls are generally expected to reduce the potential dilution to the Company’s common stock upon any conversion of the 2031 Convertible Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted 2031 Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the Capped Calls is initially approximately $83.41 per share of the Company’s common stock and is subject to certain adjustments under the terms of the capped call transactions. The Capped Calls expire January 15, 2031.
We used approximately $26.9 million of the net proceeds from the 2031 Convertible Notes to purchase the Capped Calls. These instruments are classified as equity and recorded as a reduction of additional paid-in capital in the Consolidated Statements of Changes in Stockholders’ Equity.
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

(In thousands)	2025	2024	2023
Balance at Beginning of the Year	$18,081	$9,751	$8,009
Warranty Liabilities Acquired	995	—	—
Warranties Issued	5,404	12,078	6,260
Reassessed Warranty Exposure	2,066	11	(397)
Warranties Settled	(5,806)	(3,759)	(4,121)
Balance at End of the Year	$20,740	$18,081	$9,751
Warranties issued includes an atypical warranty reserve for a new product launch that requires field modification that resulted in $1.4 million and $5.2 million in expense during 2025 and 2024, respectively.
NOTE 10 — LEASES
The Company has operating and finance leases for leased office and manufacturing facilities and equipment leases. We have concluded that when an agreement grants us the right to substantially all of the economic benefits associated with an identified asset, and we are able to direct the use of that asset throughout the term of the agreement, we have a lease. We lease certain office equipment under finance leases, and we lease certain production facilities, office equipment and vehicles under operating leases. Some of our leases include options to extend or terminate the leases and these options have been included in the relevant lease term to the extent that they are reasonably certain to be exercised. The right-of-use (“ROU”) assets, ROU lease liabilities, and lease costs related to the Company’s finance leases were immaterial as of December 31, 2025 and December 31, 2024.

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
Any new additional operating and financing lease liabilities and corresponding ROU assets are based on the present value of the remaining minimum rental payments. The Company’s operating lease liability increased approximately $15.3 million as a result of acquiring ROU assets from new leases entered into during the year ended December 31, 2025. In determining the incremental borrowing rate, we have considered borrowing data for secured debt obtained from our lending institution.
The following is a summary of the Company’s operating ROU assets and lease liabilities at December 31:

(In thousands)	2025	2024
Operating Leases:
Operating Right-of-Use Assets, Net	$32,269	$23,609

Short-term Operating Lease Liabilities	$5,802	$4,697
Long-term Operating Lease Liabilities	38,101	20,508
Operating Lease Liabilities	$43,903	$25,205
The following is a summary of the Company’s operating lease costs as of December 31:

(In thousands)	2025	2024
Operating Lease Cost	9,029	6,731
Variable Lease Cost	3,447	2,550
Short-term Lease Cost (excluding month-to-month)	137	178
Less Sublease and Rental Income	(1,152)	(969)
Total Operating Lease Cost	$11,461	$8,490
The following is cash (received) paid for amounts included in the measurement of operating lease liabilities as of December 31:

(In thousands)	2025	2024
Operating Cash Flow for Operating Leases	$(966)	$6,664
During the year ended December 31, 2025, the Company had positive operating cash flow for operating leases due to the receipt of $8.1 million tenant improvement allowances. As permitted by ASC 842, leases with expected durations of less than 12 months from inception (i.e. short-term leases) were excluded from the Company’s calculation of its lease liability and ROU asset.
The weighted-average remaining term for the Company’s operating leases is approximately 7 years. The weighted-average discount rate for the Company’s operating leases is approximately 6.4%.

The following is a summary of the Company’s maturity of operating lease liabilities:

(In thousands)	Operating Leases
2026	$8,371
2027	7,842
2028	7,770
2029	6,931
2030	6,083
Thereafter	17,974
Total Lease Payments	54,971
Less: Interest	11,068
Total Lease Liability	$43,903
NOTE 11 — INCOME TAXES
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for the amount of tax benefits which are not more likely than not to be realized.
The components of income (loss) before provision for (benefit from) income taxes are as follows:

(In thousands)	2025	2024	2023
United States	$22,956	$(17,426)	$(32,809)
Foreign	8,989	9,559	6,498
Income (Loss) Before Provision for (Benefit from) Income Taxes	$31,945	$(7,867)	$(26,311)
The provision for (benefit from) income taxes at December 31 consists of the following:

(In thousands)	2025	2024	2023
Current
U.S. Federal	$1,190	$6,026	$(2,573)
State	1,398	985	937
Foreign	1,360	1,357	1,600
Current	3,948	8,368	(36)

Deferred
U.S. Federal	(449)	(14)	(336)
State	(502)	(98)	583
Foreign	(411)	92	(101)
Deferred	(1,362)	(20)	146
Total	$2,586	$8,348	$110

The following table summarizes the Company’s income tax payments net of tax refunds by jurisdiction:

(In thousands)	2025	2024	2023
U.S. Federal	$8,903
U.S. State and Local	742
Foreign:
Canada	2,177
Other[1]	(217)
Foreign	1,960
Total Cash Paid for Income Taxes, Net of Refunds	$11,605
Total Cash Paid for Income Taxes, Net of Refunds (Prior to ASU 2023-09)		$3,537	$1,964

[1] Includes jurisdictions below the threshold for the period presented
The company adopted ASU 2023-09 prospectively in 2025. The 2025 reconciliation between U.S. Federal tax rate and the effective tax rate under ASU 2023-09 is below. The reconciliation for 2024 and 2023 under the prior guidance follows.
The effective tax rates differ from the statutory federal income tax rate as follows:

	Amount (in thousands)	Percent
Statutory Federal Income Tax Rate	$6,708	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect[1]	707	2.2%
Foreign Tax Effects
France
Change in Valuation Allowance	(1,243)	(3.9)%
Other	37	0.1%
Other Foreign Jurisdictions	267	0.8%
Effect of Cross-Border Tax Laws
Global Intangible Low-taxed Income	2,307	7.2%
Foreign-derived Intangible Income	(513)	(1.6)%
Tax Credits
Research and Development Tax Credits	(4,291)	(13.4)%
Change in Valuation Allowance	(8,711)	(27.2)%
Nontaxable or Nondeductible Items
Stock Compensation Expense	(822)	(2.6)%
Nondeductible Premium on Bond Repurchase	4,491	14.1%
162(m) Limitation[2]	2,675	8.4%
Other	539	1.7%
IRS Audit Adjustments	361	1.1%
Other	74	0.2%
Effective Tax Rate	$2,586	8.1%

[1] State taxes in California for 2025 make up the majority (greater than 50%) of the tax effect in this category
[2] Approximately $0.7 million of the line item relates to current year 162(m) limitations and the remaining amount relates to anticipated limitations of the existing deferred tax asset upon reversal

The table below includes a reconciliation of the U.S. federal statutory rate of 21% to the Company's effective tax rate for the years ended December 31, 2024 and 2023, prior the adoption of ASU 2023-09:

	2024	2023
Statutory Federal Income Tax Rate	21.0%	21.0%
Permanent Items
Stock Compensation Expense	(2.0)%	(1.4)%
Meals and Entertainment	(1.7)%	—%
Parking Expenses	(1.4)%	—%
Other	(7.4)%	(1.4)%
Foreign Tax Rate Differential	7.1%	(0.4)%
State Income Tax, Net of Federal Income Tax Effect	(8.9)%	(4.6)%
Research and Development Tax Credits	47.4%	14.1%
Change in Valuation Allowance	(172.7)%	(26.1)%
Net GILTI and FDII Tax Expense (Benefit)	16.4%	(1.0)%
Penalties	(3.1)%	—%
Other	(0.8)%	(0.6)%
Effective Tax Rate	(106.1)%	(0.4)%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as tax attributes.
Significant components of the Company’s deferred tax assets and liabilities at December 31, are as follows:

(In thousands)	2025	2024
Deferred Tax Assets:
Asset Reserves	$22,450	$22,293
Deferred Compensation	5,835	6,096
Financing Costs	5,699	—
Section 163(j) - Interest Expense Limitation	43	2,982
State Investment and Research and Development Tax Credit Carryforwards, Net of Federal Tax	4,684	1,093
Customer Advanced Payments and Deferred Revenue	697	257
Net Operating Loss Carryforwards and Other	18,139	10,060
Goodwill and Intangible Assets	575	890
ASC 606 Revenue Recognition	428	374
Research & Development Costs	18,754	35,061
Lease Liabilities	10,753	6,059
Other	4,455	6,941
Total Gross Deferred Tax Assets	92,512	92,106
Valuation Allowance	(74,451)	(78,659)
Deferred Tax Assets	18,061	13,447
Deferred Tax Liabilities:
Depreciation	8,559	7,771
ASC 606 Revenue Recognition - Section 481(a) Adjustment	—	113
Lease Assets	8,024	5,695
Earnout Income Accrual	104	102
Other	1,392	1,041
Deferred Tax Liabilities	18,079	14,722
Net Deferred Tax Liabilities	$(18)	$(1,275)

The net deferred tax assets and liabilities presented in the Consolidated Balance Sheets are as follows at December 31:

(In thousands)	2025	2024
Other Assets — Long-term	$622	$159
Deferred Tax Liabilities — Long-term	(640)	(1,434)
Net Deferred Tax Liabilities	$(18)	$(1,275)
The Company records a valuation allowance against the deferred tax assets if and to the extent it is more likely than not that the Company will not recover the deferred tax assets. In evaluating the need for a valuation allowance, the Company weighs all relevant positive and negative evidence, and considers among other factors, historical financial performance, projected future taxable income, scheduled reversals of deferred tax liabilities, the overall business environment, and tax planning strategies. After considering the losses in recent periods and cumulative pre-tax losses in the three-year period ending with the current year, the Company determined that projections of future taxable income could not be relied upon as a source of income to realize its deferred tax assets. However, the Company is relying on a significant portion of its existing deferred tax liabilities for the realizability of deferred tax assets. As a result, the Company has valuation allowances against its deferred tax assets of approximately $74.5 million, $78.7 million, and $65.6 million during the years ended December 31, 2025, 2024 and 2023, respectively, for the portion of deferred tax assets not realizable by the Company’s existing deferred tax liabilities.
During the year ended December 31, 2025, the company recorded a deferred tax asset of approximately $6.3 million as an increase to additional paid-in capital with an offsetting valuation allowance of approximately $6.3 million as a decrease to additional paid-in capital. Any subsequently recognized tax benefits associated with this $6.3 million valuation allowance are expected to be credited directly to contributed capital.
During the year ended December 31, 2025, the Company reversed approximately $1.4 million of valuation allowances against certain foreign deferred tax assets as a result of no longer having cumulative pre-tax losses in the respective foreign jurisdictions during the three-year period ending with the current year.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. The OBBBA permanently extends and modifies significant provisions enacted in 2017 as part of the Tax Cuts and Jobs Act (“TCJA”) that were originally set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, many of which are not in effect until 2026. Key provisions of the Tax Act relevant to the Company’s operations include immediate expensing of certain domestic research and development expenses and domestic capital expenditures beginning in 2025 as well as changes to various U.S. international tax provisions going forward. The Company anticipates it will elect to deduct the remaining previously capitalized domestic research and development costs equally between 2025 and 2026 and expense domestic research and development costs as incurred for the 2025 tax year. As a result of this provision of the OBBBA, deferred tax assets related to capitalized research expenses decreased by approximately $16.3 million during the year ended December 31, 2025. The Company maintains a full valuation allowance against this deferred tax asset.
At December 31, 2025, gross federal net operating losses amounted to approximately $41.8 million, of which, $1.1 million are subject to annual limitations under Internal Revenue Code Section 382. Of these net operating losses, $0.7 million expire in 2038 and the remaining $0.4 million will carryforward indefinitely. The remaining $40.7 million of federal net operating losses, which are not subject to Internal Revenue Code Section 382 will carryforward indefinitely. The Company maintains a full valuation allowance against this deferred tax asset.
At December 31, 2025, gross state net operating loss carryforwards amounted to approximately $146.5 million. Of these state net operating loss carryforwards, $127.3 million begin to expire at various dates from 2025 through 2045 and the remaining $19.2 million will carryforward indefinitely. The Company maintains a full valuation allowance against this deferred tax asset.
At December 31, 2025, federal income tax credit carryforwards amounted to approximately $3.4 million and will expire in 2045. State income tax credit carryforwards amounted to approximately $1.4 million and begin to expire at various dates from 2025 to 2044. Additionally, the Company has approximately $0.2 million of foreign tax credits that it can carry forward through 2027. The Company maintains a full valuation allowance against these credits.
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

(in thousands)	2025	2024	2023
Balance at Beginning of the Year	$—	$100	$443
Decreases as a Result of Tax Positions Taken in Prior Years	—	(100)	(343)
Balance at End of the Year	$—	$—	$100
There are no material penalties or interest liabilities accrued as of December 31, 2025, 2024, or 2023, nor are any material penalties or interest costs included in expense for each of the years ended December 31, 2025, 2024 and 2023. The years under which we conducted our evaluation coincided with the tax years currently still subject to examination by major federal and state tax jurisdictions, those being 2019, 2020, and 2022 through 2024 for federal purposes and 2021 through 2024 for state purposes.
Pretax income from the Company’s foreign subsidiaries amounted to approximately $9.0 million, $9.6 million and $6.5 million for 2025, 2024 and 2023, respectively. The balance of pretax earnings or loss for each of those years were domestic.
Historically, we have asserted that the unremitted earnings of our foreign subsidiaries were indefinitely reinvested. However, for the years ended December 31, 2025, 2024 and 2023, we determined that we could no longer assert indefinite reinvestment on approximately $7.0 million, $3.0 million and $1.9 million of the unremitted earnings of Luminescent Systems Canada Inc., respectively. As a result, we have recorded a deferred tax liability of approximately $0.3 million, $0.2 million, and $0.1 million at December 31, 2025, 2024 and 2023, respectively, related to local country withholding taxes that are expected to be incurred upon ultimate repatriation of such earnings. All other foreign unremitted earnings, which total approximately $17.3 million, continue to be indefinitely reinvested. We continue to be permanently reinvested in outside basis differences other than unremitted earnings as we have no plans to liquidate or sell any foreign subsidiaries. In addition, we have not provided deferred taxes on any outside basis differences of our domestic subsidiaries as we have the ability and intent to recover these basis differences in a tax-free manner. It is not practicable to determine the amount of unrecognized deferred tax related to these basis differences.
The Inflation Reduction Act of 2022 (IRA) was signed into law on August 16, 2022. Key provisions under the IRA include a 15% corporate alternative minimum tax imposed on certain large corporations and the extension and expansion of clean energy tax incentives. There were no impacts related to the IRA recorded for the years ending December 31, 2025, 2024, and 2023.
Under an Organization for Economic Co-operation and Development Inclusive Framework, countries that agreed to enact a two-pillar solution aim to address the challenges arising from the digitalization of the world economy (“Pillar Two”). Pillar Two sets out global minimum Effective Tax Rate (“ETR”) rules to ensure that large multinational businesses with consolidated revenue over €750 million are subject to a minimum ETR of 15% on income arising in low-tax jurisdictions. Rules under Pillar Two generally became effective beginning January 1, 2024 in most jurisdictions that have issued legislation. The Company will continue to monitor the impact of Pillar Two; however, Pillar Two is currently not applicable as the Company does not meet the threshold of having consolidated revenue over €750 million in two out of the four preceding years.
NOTE 12 — PROFIT SHARING/401K PLAN
The Company offers eligible domestic full-time employees participation in a safe harbor 401K plan. The plan provides for an annual company contribution. In addition, employees may contribute a portion of their salary to the plan. The plan may be amended or terminated at any time.
Total charges to income before income taxes for this plan was approximately $9.6 million, $8.9 million and $5.3 million in 2025, 2024 and 2023, respectively. The Company had funded the contributions in 2023 and the first quarter of 2024 with treasury stock in lieu of cash and funded the remainder of the 2024 contribution and the 2025 contributions with cash.
NOTE 13 — RETIREMENT PLANS AND RELATED POST RETIREMENT BENEFITS
The Company has two non-qualified supplemental retirement defined benefit plans (“SERP” and “SERP II”) for certain current and retired executive officers. The accumulated benefit obligation of the plans as of December 31, 2025 and 2024 amounts to $24.5 million and $21.4 million, respectively.
The plans provide for benefits based upon average annual compensation and years of service and, in the case of SERP, there are offsets for social security and profit sharing benefits. It is the Company’s intent to fund the plans as plan benefits become payable, since no assets exist at December 31, 2025 or 2024 for either of the plans.

The Company accounts for the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plans in accordance with the recognition and disclosure provisions of ASC Topic 715, Compensation, Retirement Benefits, which requires the Company to recognize the funded status in its balance sheet, with a corresponding adjustment to Accumulated Other Comprehensive Income (“AOCI”), net of tax. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of AOCI. If actuarial gains and losses exceed ten percent of the projected benefit obligation, we amortize them over the average expected future service of active participants.
Unrecognized prior service gains of $0.1 million and unrecognized actuarial gains of $0.9 million are included in AOCI at December 31, 2025 and have not yet been recognized in net periodic pension cost.
The reconciliation of the beginning and ending balances of the projected benefit obligation of the plans for the years ended December 31 is as follows:

(In thousands)	2025	2024
Funded Status
Projected Benefit Obligation
Beginning of the Year — January 1	$24,311	$28,798
Service Cost	—	—
Interest Cost	1,306	1,371
Actuarial Loss (Gain)	2,587	(6,134)
Special Termination Benefits	—	624
Benefits Paid	(650)	(348)
End of the Year — December 31	$27,554	$24,311
In 2025, the net actuarial loss of $2.6 million is due to the decrease of 11 basis points in the discount rate and change in the bonus scale used to measure the benefit obligation as of December 31, 2025 compared to the prior year. The Company incurred charges of $0.6 million in 2024 associated with a waiver of an early retirement penalty provided by the plan related to a retiring participant.
The assumptions used to calculate the projected benefit obligation as of December 31 are as follows:

	2025	2024
Discount Rate	5.37%	5.48%
Future Average Compensation Increases	3.50%	3.00%
The plans are unfunded at December 31, 2025 and are recognized in the accompanying Consolidated Balance Sheets as a current accrued pension liability of $1.1 million and a long-term accrued pension liability of $26.5 million.
The service cost component of net periodic benefit cost is included in SG&A expenses, and all other net periodic benefit costs components (such as interest cost, prior service cost amortization and actuarial gain/loss amortization) are reported outside of operating income, within Other (Income) Expense, Net in the accompanying Consolidated Statements of Operations.

The following table summarizes the components of the net periodic cost for the years ended December 31:

(In thousands)	2025	2024	2023
Net Periodic Cost
Service Cost — Benefits Earned During Period	$—	$—	$105
Interest Cost	1,306	1,371	1,302
Amortization of Prior Service Cost	386	386	386
Amortization of (Gains) Losses	(1,329)	738	358
Net Periodic Cost	$363	$2,495	$2,151
The assumptions used to determine the net periodic cost are as follows:

	2025	2024	2023
Discount Rate	5.48%	4.79%	5.00%
Future Average Compensation Increases	3.00%	3.00%	2.00% - 3.00%
Benefit payments expected in each of the next five years are as follows: 2026 - $1.1 million, 2027 - $1.0 million, 2028 - $2.2 million, 2029 - $2.2 million, and 2030 - $2.2 million. Benefits expected to be paid in the aggregate between 2031 and 2035 are $10.3 million.
The Company is a participating employer in a trustee-managed multiemployer defined benefit pension plan for employees who participate in collective bargaining agreements. The plan generally provides retirement benefits to employees based on years of service to the Company. Contributions are based on the hours worked and are expensed on a current basis. The plan is 95.5% funded as of January 1, 2025. The Company’s contributions to the plan were $0.8 million in 2025, $0.9 million in 2024 and $0.7 million in 2023. These contributions represent less than 1% of total contributions to the plan.
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
At-the-Market Equity Offering
On August 8, 2023, the Company initiated an at-the-market equity offering program (the “ATM Program”) for the sale from time to time of shares of the Company’s common stock, par value $0.01 per share having an aggregate offering price of up to $30.0 million. During the year ended December 31, 2023, the Company sold 1,334,228 shares of our Common Stock under the ATM Program. The Company generated $21.8 million in aggregate gross proceeds from sales under the ATM Program at an average sale price of $16.31 per share of Common Stock. Aggregate net proceeds from the ATM Program were $21.3 million after deducting related expenses, including commissions to the Sales Agents and issuance costs. No shares were sold under the ATM Program in 2025 or 2024. As of December 31, 2025, the Company had remaining capacity under the ATM Program to sell shares of Common Stock having an aggregate offering price up to approximately $8.2 million.
Reserved Common Stock
At December 31, 2025, approximately 7.1 million shares of Common Stock were reserved for issuance upon conversion of the Class B stock, exercise of stock options, issuance of restricted stock and purchases under the Employee Stock Purchase Plan. Class B Stock is identical to Common Stock, except Class B Stock has ten votes per share, is automatically converted to Common Stock on a one-for-one basis when sold or transferred other than via gift, devise or bequest and cannot receive dividends unless an equal or greater amount of dividends is declared on Common Stock.
Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
Comprehensive income or loss consists of net income or loss and the after-tax impact of retirement liability adjustments. No income tax effect is recorded for currency translation adjustments.

The components of accumulated other comprehensive loss are as follows:

(In thousands)	2025	2024
Foreign Currency Translation Adjustments	$(5,152)	$(8,222)
Retirement Liability Adjustment – Before Tax	(1,540)	2,077
Tax Benefit	2,282	2,282
Retirement Liability Adjustment – After Tax	742	4,359
Accumulated Other Comprehensive Loss	$(4,410)	$(3,863)
In 2025, 2024 and 2023, no tax benefit was recognized as the Company had recorded a full valuation allowance on the deferred tax asset associated with the retirement liability.
The components of other comprehensive (loss) income are as follows:

(In thousands)	2025	2024	2023
Foreign Currency Translation Adjustments	$3,070	$(1,871)	$984
Retirement Liability Adjustment	(3,617)	7,434	(884)
Other Comprehensive (Loss) Income	$(547)	$5,563	$100
NOTE 15 — EARNINGS PER SHARE
The following table sets forth the computation of basic earnings per share:

(In thousands, except per share amounts)	2025	2024	2023
Basic Earnings per Common Share:
Net Income (Loss) - Basic	$29,359	$(16,215)	$(26,421)
Weighted Average Shares - Basic	35,443	35,037	33,104
Basic Earnings per Common Share	$0.83	$(0.46)	$(0.80)
The following table sets forth the computation of diluted net income (loss) per share:

(In thousands, except per share amounts)	2025	2024	2023
Diluted Earnings per Common Share:
Net Income (Loss) - Basic	$29,359	$(16,215)	$(26,421)
Convertible Notes Interest Expense, Net of Tax	—	—	—
Net Income (Loss) - Diluted	$29,359	$(16,215)	$(26,421)

Weighted Average Shares - Basic	35,443	35,037	33,104
Net Effect of Dilutive Stock Awards	1,021	—	—
Net Effect of Dilutive Convertible Notes	—	—	—
Weighted Average Shares - Diluted	36,464	35,037	33,104

Diluted Earnings per Common Share	$0.81	$(0.46)	$(0.80)
The Company includes the dilutive effect of shares issuable upon conversion of its Convertible Notes in the calculation of diluted income per share using the if-converted method. The Company has the option for the 2030 Convertible Notes to settle the conversion value in any combination of cash or shares, and as such, the maximum number of shares issuable are included in the dilutive share count if the effect would be dilutive. The Company excluded all impacts of the 2030 Convertible Notes from the computation of diluted earnings per share as the effect would be anti-dilutive. The Company will settle the principal amount of the 2031 Convertible Notes by paying cash and settle the premium in any combination of cash or shares. The Company’s average stock price during the period outstanding was below the conversion price for the 2031 Convertible Notes, therefore no incremental shares were included in diluted earnings per share.

Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted earnings per share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. The Company incurred a net loss for the years ended December 31, 2024 and 2023, therefore all outstanding stock options and unvested restricted stock units were excluded from the computation of diluted loss per share because the effect of their inclusion would be antidilutive.
Antidilutive shares excluded from diluted earnings (loss) per share computations were as follows:

(In thousands)	2025	2024	2023
Stock Options and Unvested RSUs	220	1,040	767
2030 Convertible Notes	5,439	553	—
Total Antidilutive Securities	5,659	1,593	767
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
The Company established its 2011 Incentive Stock Option Plan for the purpose of attracting and retaining executive officers and key employees, and to align management’s interest with those of the shareholders. At December 31, 2025, the Company had options outstanding for 49,887 shares under the plans.
The Company established the 2005 Directors Stock Option Plan for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors, and to align their interest with those of the shareholders. At December 31, 2025, the Company had options outstanding for 23,690 shares under the plans.
During 2017, the Company established the Astronics Corporation 2017 Long Term Incentive Plan for the purpose of attracting and retaining directors, executive officers and key employees, and to align management’s interest with those of the shareholders. The Long Term Incentive Plan contemplates the use of a mix of equity award types. For stock options, the exercise price is equal to the share price on the date of grant. Upon inception, the remaining options available for future grant under the 2011 Incentive Stock Option Plan and the 2005 Directors Stock Option Plan were rolled in the Long Term Incentive Plan, and no further grants may be made out of those plans. The Long Term Incentive Plan was amended and restated in May 2021. At December 31, 2025, the Company had stock options and RSUs outstanding that covered 1,889,586 shares under the Long Term Incentive Plan, and there were 689,542 shares available for future grant under this plan.
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

The following table provides compensation expense information based on the fair value of stock options and RSUs for the years ended December 31 as follows:

(In thousands)	2025	2024	2023
Equity-based Compensation Expense	$6,799	$8,570	$7,198
Tax Benefit	(1,221)	(1,564)	(1,259)
Equity-based Compensation Expense, Net of Tax	$5,578	$7,006	$5,939
Tax benefit excludes the impact of valuation allowances recorded against deferred tax assets. In the fourth quarter of 2024, the Company entered into a Transition and Retirement Agreement with its former CFO, which granted certain benefits related to the retirement. Equity-based Compensation Expense in 2024 includes $0.6 million related with accelerated RSU vesting pursuant to that Agreement.
Stock Options

	2025	2024	2023
Weighted Average Fair Value of the Options Granted	$31.97	$10.55	$8.39
The weighted average fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2025	2024	2023
Risk-free Interest Rate	3.72%	4.13%	4.20% - 4.33%
Dividend Yield	—%	—%	—%
Volatility Factor	0.65	0.61	0.58
Expected Life in Years	6 years	7 years	3 - 7 years
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
A summary of the Company’s stock option activity and related information for the year ended December 31 is as follows:

	2025
(Aggregate intrinsic value in thousands)	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1	1,421,493	$18.77	$50,420
Options Granted	29,750	$51.72
Options Exercised	(111,964)	$22.22
Options Forfeited / Expired	(39,575)	$21.90
Outstanding at December 31	1,299,704	$19.13	$45,630
Exercisable at December 31	1,141,706	$18.69	$40,588
The aggregate intrinsic value in the preceding table represents the total pretax option holder’s intrinsic value, based on the closing stock price of the Company’s Common Stock which would have been received by the option holders had all option holders exercised their options as of that date. The closing stock price of the Company’s Common Stock was $54.24, $15.96 and $17.42 as of December 31, 2025, 2024 and 2023, respectively.
Shares withheld by the Company upon the exercise of stock options to cover exercise price and satisfy tax withholding obligations represent an increase to treasury shares outstanding.
During the year ended December 31, 2025, 186,179 options vested, with a weighted average fair value of $7.52. The total fair value of options that vested during the year amounted to $1.4 million, $2.1 million and $3.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. The total intrinsic value of options exercised during the year amounted to $3.6 million for the year ended December 31, 2025. No options were exercised in the years ended December 31, 2024 or December 31, 2023. During the year ended December 31, 2025, 39,575 options were forfeited with a weighted average fair value of $10.47. At December 31, 2025, total compensation costs related to non-vested option awards not yet recognized amounts to $2.6 million and will be recognized over a weighted average period of approximately two years.
The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of December 31, 2025:

	Outstanding			Exercisable
Exercise Price Range	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$9.74 – $16.55	879,583	6.6	$12.46	751,336	6.4	$11.94
$22.93 – $35.61	390,371	2.7	$31.68	390,370	2.7	$31.68
$45.89 – $51.72	29,750	9.9	$51.72	—	0.0	$—
	1,299,704	5.5	$19.13	1,141,706	5.1	$18.69
Restricted Stock Units
The fair value of each RSU granted is equal to the fair market value of the Company’s Common Stock on the date of grant. The RSUs granted to employees generally cliff vest three years from the date of grant, while RSUs granted to directors cliff vest six months from the date of grant.
A summary of the Company’s RSU activity and related information for the year ended December 31 is as follows:

	2025
	RSU Shares	Weighted Average Grant Date Fair Value
Unvested at January 1	694,624	$12.39
Granted	259,375	$19.82
Vested	(262,965)	$14.76
Forfeited	(27,575)	$14.84
Unvested at December 31	663,459	$17.88
Included in total equity-based compensation expense for the year ended December 31, 2025 was $4.4 million related to RSUs. At December 31, 2025, total compensation costs related to non-vested awards not yet recognized amounts to $4.5 million and will be recognized over a weighted average period of approximately two years.
Employee Stock Purchase Plan
In addition to the stock options and RSUs discussed above, the Company has established the Employee Stock Purchase Plan to encourage employees to invest in the Company. The plan provides employees the opportunity to invest up to the IRS annual maximum of approximately $25,000 in the Company’s common stock at a price equal to 85% of the fair market value of the Company’s common stock, determined each October 1. Employees are allowed to enroll annually. Employees indicate the aggregate value of shares they wish to obtain through the program and their intention to pay for the shares through payroll deductions over the annual cycle of October 1 through September 30. Employees can withdraw anytime during the annual cycle, and all money withheld from the employees’ pay is returned. If an employee remains enrolled in the program, enough money will have been withheld from the employees’ pay during the year to pay for all the shares that the employee opted for under the program. At December 31, 2025, employees had subscribed to purchase 90,143 shares at $38.22 per share. The weighted average fair value of the options was approximately $12.66, $5.02 and $4.94 for options granted during the year ended December 31, 2025, 2024 and 2023, respectively.

The fair value for the options granted under the Employee Stock Purchase Plan was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2025	2024	2023
Risk-free Interest Rate	3.62%	3.96%	5.49%
Dividend Yield	—%	—%	—%
Volatility Factor	0.49	0.41	0.56
Expected Life in Years	1.0	1.0	1.0
NOTE 17 — FAIR VALUE
On a Recurring Basis:
A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. There were no financial assets or liabilities carried at fair value measured on a recurring basis at December 31, 2025 or 2024.
On a Non-recurring Basis:
Long-lived assets are evaluated for recoverability whenever adverse effects or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability test consists of comparing the undiscounted projected cash flows of the asset or asset group (which are Level 3 inputs) with the asset of asset group’s carrying amount. Should the carrying amount exceed undiscounted projected cash flows, an impairment loss would be recognized to the extent the carrying amount exceeds fair value. There were no impairment charges related to long-lived assets in 2025, 2024 or 2023 and no long-lived assets are required to be measured at fair value for purposes of the long-lived asset recoverability test.
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
NOTE 18 — SELECTED QUARTERLY FINANCIAL INFORMATION
The following table summarizes selected quarterly financial information for 2025 and 2024:

	Quarter Ended
(Unaudited)	December 31,	December 31,
(In thousands, except for per share data)	2025	2024
Sales	$240,067	$208,540
Gross Profit (Sales Less Cost of Products Sold)	$79,971	$62,122
Income Before Income Taxes	$32,244	$576
Net Income (Loss)	$29,615	$(2,832)
Basic Earnings (Loss) Per Share	$0.83	$(0.08)
Diluted Earnings (Loss) Per Share	$0.78	$(0.08)
R&D Expenses have been reclassified from Cost of Products Sold to a separate line item below Gross Profit. All periods presented have been revised to reflect this presentation.
Income before taxes in 2025 includes a decrease in litigation-related legal expenses and legal reserve adjustments of $9.0 million compared to the prior-year period. Income before taxes in 2024 includes a loss on settlement of debt of $3.2 million.

NOTE 19 — LEGAL PROCEEDINGS AND OTHER MATTERS
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
The Company appealed to the Higher Regional Court of Karlsruhe. In November 2016, the Higher Regional Court of Karlsruhe upheld the lower court’s decision. The Company sought permission to appeal to the German Federal Supreme Court. In March 2019, the German Federal Supreme Court dismissed AES's appeal. With this decision, these proceedings are complete.
AES modified the outlet units at the end of 2014 and the overwhelming majority of the modified outlet units sold from 2015 on do not infringe the patent of Lufthansa.
In July 2017, Lufthansa filed an action in the Regional State Court of Mannheim for payment of damages caused by AES’s direct sales of the infringing power supply system into Germany (referred to as “direct sales”). A first instance decision in this matter was handed down on December 6, 2019. According to this ruling, Lufthansa was awarded damages in the amount of approximately $3.2 million plus interest. In 2020, AES made payment of $4.7 million, inclusive of interest, in satisfaction of the first instance judgment. In July 2023, the Higher Regional Court of Karlsruhe in Germany reduced the Company’s liability for direct damages on appeal from approximately $3.2 million plus interest to approximately $2.8 million plus interest. Additionally, in its judgment, the Court reduced the interest rate on damages from 5% (as held by the Regional Court of Mannheim) to 4%. Accordingly, the Company reclaimed overpaid damages and interest from LHT in the amount of approximately $1.2 million. This was recorded as an offset to Selling, General and Administrative expenses in the year ended December 31, 2023, upon receipt of the refund.
Both Lufthansa and AES have filed requests with the German Federal Supreme Court to be granted leave to file appeals against this decision.
On December 29, 2017, Lufthansa filed another infringement action against AES in the Regional State Court of Mannheim claiming that sales by AES to its international customers have infringed Lufthansa's patent if AES's customers later shipped the products to Germany (referred to as “indirect sales”). This action, therefore, addresses sales other than the direct sales covered by the action discussed above.
A first instance decision in this matter was issued in December 2019. While the Court found in favor of Lufthansa, they rejected Lufthansa's claim that AES is also liable for damages for the sale of modified products. Thus, AES is not liable for damages based on the sale of modified outlet units that removed the infringing feature. AES and Lufthansa both appealed this decision. In July 2023, the Higher Regional Court of Karlsruhe essentially upheld the first instance ruling.
According to the Higher Regional Court of Karlsruhe ruling, AES is responsible for payment of damages for indirect sales of patent-infringing in-seat power supply systems in the period from December 29, 2007 to May 22, 2018. However, because the outlet units were modified at the end of 2014, the period for which AES is liable for damages in connection with indirect sales into Germany substantially finished at the end of 2014.
Both Lufthansa and AES have filed requests with the German Federal Supreme Court to be granted leave to file appeals against this decision.
Lufthansa is expected to enforce its claim for damages in separate court proceedings. These proceedings would most likely be tried before the Mannheim Court again, which makes it probable that the Mannheim Court will determine the damages for the indirect sales based on the same principles as in the direct sales proceedings (unless the latter ruling of the Mannheim Court is reversed on appeal). Based on the information available and the determination of the damages in the direct sales claim discussed above, we estimated that the Company’s total exposure related to these matters that was probable and that could be reasonably estimated at December 31, 2025 and 2024, was approximately $11.6 million plus accrued interest. Accrued interest on the indirect damages reserve was estimated using the same interest rate as the direct damages, as were reduced on the direct damages appeal discussed above. Approximately $0.5 million, $0.7 million, and $0.7 million was recorded within Selling, General and Administrative Expenses in the Company’s Consolidated Statements of Operations for each of 2025, 2024 and 2023, respectively, for additional interest accrued during such periods.

We believe it is unlikely that the appeals process will be completed and any indirect damages and related interest will be paid before December 31, 2026. Therefore, the liability related to this matter (inclusive of accrued interest), totaling $17.6 million and $17.1 million, is classified within other liabilities (non-current) in the Consolidated Balance Sheets at December 31, 2025 and 2024, respectively. This amount may be adjusted depending on the decision of the Court on the direct sales damages appeal referred to previously.
In December 2017, Lufthansa filed patent infringement cases in the United Kingdom (“UK”) and in France. The subject patent expired in May 2018. In the normal course of its supply arrangements, AES has indemnified its customers from liability arising from such matters, and as such will bear responsibility for any monetary damages arising from such claims.
On December 4, 2020, the Court held the French patent invalid for all asserted claims, and consequently there could be no finding of infringement. Lufthansa appealed this judgment. On February 24, 2023, the Court upheld the first instance judgment in favor of AES. Lufthansa lodged an appeal before the French Supreme Court. A decision from this Court was rendered on March 19, 2025, remanding the case to the Court of Appeal of Paris for reconsideration of the invalidity of the French patent. A second trial on nullity is scheduled on October 28, 2026; a ruling on nullity is not expected before early first quarter 2027. As loss exposure is not probable and estimable at this time, the Company has not recorded any liability with respect to the French matter as of December 31, 2025 or 2024.
In the UK matter, the Court held the UK patent valid and 3 out of 4 asserted claims infringed in June 2020. In contrast to the decisions in Germany, the UK Court found that the modified components infringed a valid claim of the patent, and accordingly, the period for which AES or its customers would be liable in connection with direct sales into the UK extends until the expiration of the patent in May 2018. While AES appealed the ruling, the Court dismissed the appeal on all grounds. Lufthansa sought damages based on account of the profits that AES and certain of its customers had made from UK sales. The trial of that issue took place in October 2024. Both the Company and Lufthansa submitted to the UK High Court of Justice calculations of the estimated profits derived from the reports of the parties’ respective financial experts.
The February 21, 2025 judgment quantified the amount payable in aggregate in respect of the profits derived from infringing Lufthansa’s UK patent by the defendants as $11.9 million. Accordingly, the Company recorded additional expense of $4.8 million in the quarter ended December 31, 2024, within Selling, General and Administrative Expenses in the Company’s Consolidated Statements of Operations. The $11.9 million liability related to this matter was classified within Accrued Expenses and Other Current Liabilities in the accompanying Consolidated Balance Sheets as of December 31, 2024. Following a consequential hearing on March 20, 2025, the amount was adjusted upwards by $0.5 million related to the resolution of a provisional item.
In a further consequential hearing on May 16, 2025 the Company was ordered to make payments of $5.7 million in relation to interest and $3.5 million for partial reimbursement of Lufthansa’s legal costs. Both of these items are reflected within Selling, General and Administrative Expenses in the Company’s Consolidated Statement of Operations for the year ended December 31, 2025.
During the year ended December 31, 2025, the Company made payments totaling $21.6 million, in satisfaction of the liabilities for damages, interest and provisional legal fee reimbursement related to the damages proceedings.
Both the Company and Lufthansa have been granted permission to appeal the rulings by the UK High Court of Justice. The appeals are scheduled to be heard by the UK Court of Appeal in March 2026.
A liability for partial reimbursement of Lufthansa’s legal expenses associated with the UK matter for the first instance trial and the later appeal was approximately $1.0 million as of December 31, 2025 and 2024, which is expected to be paid within the next twelve months and, as such, is classified in Accrued Expenses and Other Current Liabilities in the accompanying Consolidated Condensed Balance Sheets as of December 31, 2025 and 2024.
Each of the German, France and UK claims are separate and distinct. Validity and infringement of the Lufthansa patent in each country is a matter for the courts in each of these countries, whose laws differ from each other. In addition, the principles of calculating damages in each jurisdiction differ substantially. Therefore, the Company has assessed each matter separately and cannot apply the same calculation methodology as in the German direct and indirect matters. However, it is reasonably possible that additional damages and interest could be incurred if the appellate court in France was to rule in favor of Lufthansa, or if damages in the UK matter upon conclusion of the appeal are calculated on a different basis than the initial judgment.
There were no other significant developments in any of these matters during the year ended December 31, 2025.

Other Proceedings
On March 23, 2020, Teradyne, Inc. filed a complaint against the Company and its subsidiary, Astronics Test Systems (“ATS”) (together, “the Defendants”) in the United States District Court for the Central District of California alleging patent and copyright infringement, and certain other related claims. The Defendants moved to dismiss certain claims from the case. On November 6, 2020, the Court dismissed the Company from the case, and also dismissed a number of claims, though the patent and copyright infringement claims remained. In addition, on November 6, 2020, ATS filed a petition for inter partes review (“IPR”) with the US Patent Trial and Appeal Board (“PTAB”), seeking to invalidate the subject patent, and on July 21, 2021, the PTAB instituted IPR. The PTAB issued its decision on July 20, 2022, in which it invalidated all of Teradyne’s patent claims. Teradyne did not appeal the decision. On December 7, 2023, the District Court granted ATS’s motion for summary judgment on its affirmative defense of fair use. The Court subsequently entered final judgment in favor of ATS on December 14, 2023. Teradyne appealed to the United States Court of Appeals for the Ninth Circuit. On January 30, 2025, the Ninth Circuit affirmed the District Court’s grant of summary judgment. Teradyne has elected not to pursue an appeal. As such, the summary judgment ruling stands and final judgment in favor of ATS has been entered. This matter is concluded.
Other than these proceedings, we are not party to any significant pending legal proceedings that management believes will result in a material adverse effect on our financial condition or results of operations. Accrued legal fees were $2.1 million and $6.5 million as of December 31, 2025 and 2024, respectively.
Other Matters
On January 20, 2026, the United States Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”) did not authorize the President to impose tariffs. The IEEPA tariff case has been remanded back to the Court of International Trade to address whether the lower court can issue a nationwide injunction against tariffs imposed under IEEPA. It is unknown at this time if or when refunds will be issued for IEEPA tariffs previously paid by the Company.
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
Segment information and reconciliations to consolidated amounts for the years ended December 31 are as follows:

(In thousands)	2025	2024	2023
Sales:
Aerospace	$797,353	$706,746	$605,001
Less Inter-segment Sales	(34)	(62)	(171)
Total Aerospace Sales	797,319	706,684	604,830

Test Systems	65,243	88,874	84,376
Less Inter-segment Sales	(434)	(132)	—
Test Systems	64,809	88,742	84,376
Total Consolidated Sales	$862,128	$795,426	$689,206
Less[1]
Cost of Products Sold:
Aerospace	$548,879	$502,558	$451,911
	68.8%	71.1%	74.7%
Test Systems	$55,091	$72,440	$62,763
	85.0%	81.6%	74.4%
Other Segment Items[2]
Aerospace	$135,236	$141,720	$128,290
Test Systems	$17,563	$24,779	$30,358

(In thousands)	2025	2024	2023

Operating Income (Loss) and Margins:
Aerospace	$113,204	$62,406	$24,629
	14.2%	8.8%	4.1%
Test Systems	(7,845)	(8,477)	(8,745)
	(12.1)%	(9.6)%	(10.4)%
Total Operating Income (Loss)	$105,359	$53,929	$15,884
	12.2%	6.8%	2.3%
Additions to (Deductions from) Operating Profit:
Net Gain on Sale of Businesses	$—	$—	$3,427
Loss on Settlement of Debt	(32,644)	(10,148)	—
Interest Expense, Net of Interest Income	(12,561)	(21,998)	(23,328)
Corporate and Other Expenses, Net	(28,209)	(29,650)	(22,294)
Income (Loss) before Income Taxes	$31,945	$(7,867)	$(26,311)

[1] The significant expenses and amounts presented align with the segment-level information that is regularly provided to the CODM. Inter-segment expenses are included within the amounts shown.
[2] Other segment items include Selling, General and Administrative Expenses, Research and Development Expenses, and sublease and rental income.

Depreciation and Amortization:
Aerospace	$18,866	$19,458	$20,801
Test Systems	2,932	4,813	5,068
Corporate	40	195	235
Total Depreciation and Amortization	$21,838	$24,466	$26,104

Assets:
Aerospace	$570,294	$498,528
Test Systems	119,603	128,828
Corporate	16,781	21,408
Total Assets	$706,678	$648,764
Capital Expenditures:
Aerospace	$30,741	$7,346	$5,003
Test Systems	932	1,066	2,640
Corporate	—	16	—
Total Capital Expenditures	$31,673	$8,428	$7,643
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
Corporate expenses and other for the year ended December 31, 2023, includes income of $1.8 million associated with the reversal of a liability related to an equity investment, as we are no longer required to make the associated payment. This amount is included in Other Income, Net. The higher level of Aerospace capital expenditures in 2025 is related to ongoing facility expansion activities and growth and maintenance expenditures that had been previously deferred during the pandemic.

The following table summarizes the Company’s sales into the following geographic regions for the years ended December 31:

(In thousands)	2025	2024	2023
United States	$615,096	$593,943	$518,096
North America (excluding United States)	14,635	13,107	14,878
Asia	73,265	44,176	26,165
Europe	153,396	139,384	123,682
South America	2,117	1,445	2,071
Other	3,619	3,371	4,314
Total	$862,128	$795,426	$689,206
The following table summarizes the Company’s property, plant and equipment by country for the years ended December 31:

(In thousands)	2025	2024
United States	$97,325	$73,749
France	6,507	5,625
Germany	2,155	—
India	255	357
Canada	836	956
Total	$107,078	$80,687
Sales recorded by the Company’s foreign operations were $90.1 million, $82.1 million and $69.3 million in 2025, 2024 and 2023, respectively. Net income from foreign operations was $8.2 million, $7.6 million and $5.3 million in 2025, 2024 and 2023, respectively. Net assets held outside of the U.S. total $67.8 million and $41.3 million at December 31, 2025 and 2024, respectively. The exchange gain (loss) included in determining net income was insignificant in 2025, 2024 and 2023. Cumulative translation adjustments amounted to $5.2 million and $8.2 million at December 31, 2025 and 2024, respectively.
The Company has a significant concentration of business with The Boeing Company (“Boeing”). Sales to Boeing are primarily in the Aerospace segment. The following is information relating to the activity with this customer:

	2025	2024	2023
Percent of Consolidated Sales
Boeing	10.4%	10.2%	11.0%

(In thousands)	2025	2024
Accounts Receivable at December 31,
Boeing	$19,679	$10,474
NOTE 21 — ACQUISITIONS
Envoy Aerospace, LLC
On June 30, 2025, the Company purchased the membership interests of Envoy Aerospace, LLC (“Envoy Aerospace”), located in Aurora, Illinois. Envoy Aerospace is an FAA Organization Designation Authorization (“ODA”) services provider. Envoy Aerospace is included in our Aerospace segment. The total purchase price was approximately $8.3 million, net of cash acquired and the estimated closing adjustment. Of the purchase price, $4.5 million was paid at the closing date. Payments of $2.0 million and $1.8 million will become payable by the Company following the first and second anniversary of the closing date, respectively, based on the achievement of certain milestones. The Company has finalized the purchase price allocation. Purchased intangible assets and goodwill are expected to be deductible for tax purposes over 15 years. This transaction was not considered material to the Company’s financial position or results of operations.
Bühler Motor Aviation
On October 13, 2025, the Company acquired all of the issued and outstanding capital stock of Bühler Motor Aviation (“BMA”), located in Uhldingen-Mühlhofen, Germany. BMA is an established manufacturer of aircraft seat actuation systems with a broad product portfolio that includes actuators, electronics, control panels, pneumatic systems, and lighting. BMA will be included in our Aerospace segment. The total purchase price was approximately $18.0 million, net of cash acquired and the estimated closing adjustment. The purchase price was paid at the closing date. The Company has not yet finalized the purchase price allocation.
NOTE 22 — DIVESTITURE ACTIVITIES
Semiconductor Test Business
On February 13, 2019, the Company completed a divestiture of its semiconductor test business within the Test Systems segment. The total proceeds of the divestiture included contingent purchase consideration (“earnout”). In March 2023, the Company agreed with a final earnout calculation in the amount of $3.4 million. The Company recorded the gain and received the payment in the first quarter of 2023. We are not eligible for any further earnout payments related to this divestiture.
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
ITEM 9B.    OTHER INFORMATION
Securities Trading Plans of Directors and Officers
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding directors is contained under the captions “Proposal 1: Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference to the Company’s 2026 Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.
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
The other information required by Item 10 is incorporated herein by reference from the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.
ITEM 11.     EXECUTIVE COMPENSATION
The information contained under the caption “Executive Compensation”, “Summary Compensation Table” and “Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference from the 2026 Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” is incorporated herein by reference from the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information contained under the captions “Certain Relationships and Related Party Transactions” and “Proposal 1: Election of Directors” is incorporated herein by reference from the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information contained under the caption “Audit and Non-Audit Fees” is incorporated herein by reference from the Company’s 2026 Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a.The documents filed as a part of this report are as follows:
1.The following financial statements are included:
i.Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023
ii.Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023
iii.Consolidated Balance Sheets as of December 31, 2025 and 2024
iv.Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
v.Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2025, 2024 and 2023
vi.Notes to Consolidated Financial Statements
vii.Reports of Independent Registered Public Accounting Firm (PCAOB ID: 42)
viii.Management’s Report on Internal Control Over Financial Reporting
2.     Financial Statement Schedule
Schedule II. Valuation and Qualifying Accounts
All other consolidated financial statement schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the Consolidated Financial Statements or the notes thereto.
3.    Exhibits

Exhibit No.	Description

1.1	Equity Distribution Agreement, between Astronics Corporation and Wells Fargo Securities, LLC and HSBC Securities (USA) Inc., as agents, incorporated by reference to Exhibit 1.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 8, 2023 (File No. 000-07087).

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC March 7, 2014 (File No. 000-07087).

3.2	By-Laws, as amended, incorporated by reference to Exhibit 3(b) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 4, 2022.

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Astronics Corporation, incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed with the SEC on July 1, 2016 (File No. 000-07087).

3.4	Certificate of Amendment of the Restated Certificate of Incorporation of Astronics Corporation, incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 24, 2023 (File No. 000-07087).

4.1	Description of Registrant’s Securities, incorporated by reference to Exhibit 4(a) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 10, 2023 (File No. 000-07087).

4.2	Indenture, between Astronics Corporation and U.S. Bank Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 3, 2024 (File No. 000-07087).

4.3	Form of 5.500% Convertible Senior Notes due 2030, incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed with the SEC on December 3, 2024 (File No. 000-07087).

4.4	Indenture, between Astronics Corporation and U.S. Bank Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 16, 2025 (File No. 000-07087).

4.5	Form of 0.0% Convertible Senior Notes due 2031, incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 16, 2025 (File No. 000-07087).

10.1#	Restated Thrift and Profit Sharing Retirement Plan, incorporated by reference to Exhibit 10.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 3, 2011 (File No. 000-07087).

10.2#	Non-Qualified Supplemental Retirement Plan, incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 3, 2011 (File No. 000-07087).

10.3#	Employment Termination Benefits Agreement, dated December 16, 2003, between Astronics Corporation and Peter J. Gundermann, President and Chief Executive Officer of Astronics Corporation, incorporated by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 3, 2011 (File No. 000-07087).

10.4#	2005 Director Stock Option Plan, incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 3, 2011 (File No. 000-07087).

10.5#	Amended and Restated Supplemental Retirement Plan, incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 22, 2013 (File No. 000-07087).

10.6#	First Amendment of the Employment Termination Benefits Agreement, dated December 30, 2008, between Astronics Corporation and Peter J. Gundermann, President and Chief Executive Officer of Astronics, incorporated by reference to Exhibit 10.11 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 11, 2009 (File No. 000-07087).

10.7#	Employment Termination Benefits Agreement, dated February 18, 2005, between Astronics Corporation and Mark A. Peabody, Executive Vice President of Astronics Advanced Electronic Systems, Inc., incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 3, 2011 (File No. 000-07087).

10.8#	First Amendment of the Employment Termination Benefits Agreement, dated December 31, 2008, between Astronics Corporation and Mark A. Peabody, Executive Vice President of Astronics Advanced Electronic Systems, Inc., incorporated by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 3, 2011 (File No. 000-07087).

10.9#	Form of Indemnification Agreement as executed by each of Astronics Corporation’s Directors and Executive Officers, incorporated by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 3, 2011 (File No. 000-07087).

10.10#	2011 Employee Stock Option Plan, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 filed with the SEC on August 4, 2011 (File No. 000-07087).

10.11#	Supplemental Retirement Plan II, incorporated by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 22, 2013 (File No. 000-07087).

10.12#	Astronics Corporation Amended and Restated 2017 Long Term Incentive Plan, incorporated by reference to Exhibit A to the registrant’s Definitive Proxy Statement on Schedule 14A for the 2021 Annual Meeting of Shareholders, filed with the SEC on April 13, 2021.

10.13#	Form of Stock Option Agreement (Named Executive Officers) under Amended and Restated 2017 Long Term Incentive Plan, incorporated by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 10, 2023 (File No. 000-07087).

10.14#	Form of Performance Based Vesting RSU Agreement (Named Executive Officers) under Amended and Restated 2017 Long Term Incentive Plan, incorporated by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 10, 2023 (File No. 000-07087).

10.15#	Form of Time-Based Vesting RSU Agreement (Directors) under Amended and Restated 2017 Long Term Incentive Plan, incorporated by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 10, 2023 (File No. 000-07087).

10.16#	Form of Time-Based Vesting RSU Agreement (Key Employees) under Amended and Restated 2017 Long Term Incentive Plan, incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 10, 2023 (File No. 000-07087).

10.17#	Amendment to the Amended and Restated 2017 Long Term Incentive Plan, incorporated by reference to Exhibit A to the registrant’s Definitive Proxy Statement on Schedule 14A for the 2025 Annual Meeting of Shareholders, as filed with the SEC on April 9, 2025.

10.18	Credit Agreement, by and among Astronics Corporation, the guarantors signatory thereto, HSBC Bank USA, National Association, as agent for the lenders, and the lenders signatory thereto, incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 22, 2025 (File No. 000-07087).

19	Insider Trading Policy.

21*	Subsidiaries of the Registrant.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Policy for the Recovery of Erroneously Awarded Compensation, incorporated by reference to Exhibit 97 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 5, 2024 (File No. 000-07087).

101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Item 8, Financial Statements and Supplementary Data, of this report.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
#	Identifies a management contract or compensatory plan or arrangement as required by Item 15(a)(3) of Form 10-K.

SCHEDULE II
Valuation and Qualifying Accounts

Year	Description	Balance at the Beginning of Period	Additions Charged to Cost and Expense	Write-Offs/Other	Balance at End of Period
(In thousands)
2025	Allowance for Estimated Credit Losses	$2,377	$(36)	$(1,494)	$847
	Reserve for Excess and Obsolete Inventories	$43,342	$17,022	$(11,711)	$48,653
	Deferred Tax Valuation Allowance	$78,659	$(11,514)	$7,306	$74,451
2024	Allowance for Estimated Credit Losses	$9,193	$1,348	$(8,164)	$2,377
	Reserve for Excess and Obsolete Inventories	$38,539	$12,434	$(7,631)	$43,342
	Deferred Tax Valuation Allowance	$65,640	$14,543	$(1,524)	$78,659
2023	Allowance for Estimated Credit Losses	$2,630	$7,772	$(1,209)	$9,193
	Reserve for Excess and Obsolete Inventories	$36,817	$8,229	$(6,507)	$38,539
	Deferred Tax Valuation Allowance	$57,369	$8,096	$175	$65,640

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
Date: February 26, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter J. Gundermann	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2026
Peter J. Gundermann

/s/ Nancy L. Hedges	Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 26, 2026
Nancy L. Hedges

/s/ Robert T. Brady	Director	February 26, 2026
Robert T. Brady

/s/ Linda O’Brien	Director	February 26, 2026
Linda O’Brien

/s/ Jeffry D. Frisby	Director	February 26, 2026
Jeffry D. Frisby

/s/ Warren C. Johnson	Director	February 26, 2026
Warren C. Johnson

/s/ Robert S. Keane	Director	February 26, 2026
Robert S. Keane

/s/ Neil Kim	Director	February 26, 2026
Neil Kim

/s/ Mark J. Moran	Director	February 26, 2026
Mark J. Moran

/s/ Fay West	Director	February 26, 2026
Fay West