Form 10-Q
period 2026-04-04
ASTRONICS CORP
filed 2026-05-13
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 4, 2026
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 7, 2026, 35,840,355 shares of common stock were outstanding consisting of 32,040,340 shares of common stock ($.01 par value) and 3,800,015 shares of Class B common stock ($.01 par value).

Part I – Financial Information
Item 1. Financial Statements
ASTRONICS CORPORATION
Consolidated Condensed Balance Sheets
April 4, 2026 with Comparative Figures for December 31, 2025
(Unaudited)
(In thousands)

	April 4, 2026	December 31, 2025
Current Assets:
Cash and Cash Equivalents	$11,867	$18,180
Accounts Receivable, Net of Allowance for Estimated Credit Losses	217,024	204,672
Inventories	211,945	196,860
Prepaid Expenses and Other Current Assets	27,792	18,027
Total Current Assets	468,628	437,739
Property, Plant and Equipment, Net of Accumulated Depreciation	115,481	107,078
Operating Right-of-Use Assets	32,626	32,269
Other Assets	13,742	11,316
Intangible Assets, Net of Accumulated Amortization	52,320	55,353
Goodwill	64,346	62,923
Total Assets	$747,143	$706,678
Current Liabilities:
Accounts Payable	$55,873	$41,080
Current Operating Lease Liabilities	5,986	5,802
Accrued Expenses and Other Current Liabilities	66,183	68,324
Customer Advance Payments and Deferred Revenue	29,666	26,069
Total Current Liabilities	157,708	141,275
Long-term Debt	334,885	334,451
Long-term Operating Lease Liabilities	38,239	38,101
Other Liabilities	54,609	52,777
Total Liabilities	585,441	566,604
Shareholders’ Equity:
Common Stock	386	385
Accumulated Other Comprehensive Loss	(5,438)	(4,410)
Other Shareholders’ Equity	166,754	144,099
Total Shareholders’ Equity	161,702	140,074
Total Liabilities and Shareholders’ Equity	$747,143	$706,678
See notes to Consolidated Condensed Financial Statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Operations
Three Months Ended April 4, 2026 with Comparative Figures for 2025
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	April 4, 2026	March 29, 2025
Sales	$230,619	$205,936
Cost of Products Sold	155,486	145,087
Gross Profit	75,133	60,849
Research and Development Expenses	12,089	11,067
Selling, General and Administrative Expenses	35,814	36,645
Income from Operations	27,230	13,137
Other Expense (Income), Net	109	(187)
Interest Expense, Net of Interest Income	2,336	3,150
Income Before Income Taxes	24,785	10,174
(Benefit from) Provision for Income Taxes	(755)	646
Net Income	$25,540	$9,528
Earnings Per Share:
Basic	$0.71	$0.27
Diluted	$0.67	$0.26
See notes to Consolidated Condensed Financial Statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Comprehensive Income
Three Months Ended April 4, 2026 with Comparative Figures for 2025
(Unaudited)
(In thousands)

	Three Months Ended
	April 4, 2026	March 29, 2025
Net Income	$25,540	$9,528
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(1,155)	752
Retirement Liability Adjustment – Net of Tax	127	(236)
Total Other Comprehensive (Loss) Income	(1,028)	516
Comprehensive Income	$24,512	$10,044
See notes to Consolidated Condensed Financial Statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Cash Flows
Three Months Ended April 4, 2026 with Comparative Figures for 2025
(Unaudited)

	Three Months Ended
(In thousands)	April 4, 2026	March 29, 2025
Cash Flows from Operating Activities:
Net Income	$25,540	$9,528
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Non-cash items:
Depreciation and Amortization	5,894	5,588
Amortization of Deferred Financing Fees	607	602
Provisions for Non-cash Losses on Inventory and Receivables	1,441	1,728
Equity-based Compensation Expense	2,556	2,345
Deferred Tax Expense (Benefit)	62	(1,125)
Operating Lease Non-cash Expense	1,463	1,550
Non-Cash Litigation Provision Adjustment	—	6,228
Other	681	(214)
Changes in Operating Assets and Liabilities Providing (Using) Cash:
Accounts Receivable	(13,420)	(2,037)
Inventories	(16,404)	515
Accounts Payable	14,997	2,867
Operating Lease Liabilities	(1,515)	(1,071)
Accrued Expenses	(6,655)	(11,514)
Income Taxes	(982)	959
Customer Advance Payments and Deferred Revenue	3,614	2,776
Cloud Computing Implementation Costs	(2,370)	—
Supplemental Retirement Plan Liabilities	(181)	(101)
Other Assets and Liabilities	(4,722)	2,018
Net Cash Provided by Operating Activities	10,606	20,642
Cash Flows from Investing Activities:
Capital Expenditures	(11,160)	(2,105)
Net Cash Used by Investing Activities	(11,160)	(2,105)
Cash Flows from Financing Activities:
Proceeds from Long-term Debt	30,000	1,143
Principal Payments on Long-term Debt	(30,000)	(10,000)
Financing-related Costs	—	(740)
Stock Award Activity	(5,441)	(1,730)
Other	(60)	(44)
Net Cash Used by Financing Activities	(5,501)	(11,371)
Effect of Exchange Rates on Cash	(258)	354
(Decrease) Increase in Cash and Cash Equivalents and Restricted Cash	(6,313)	7,520
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	18,180	18,428
Cash and Cash Equivalents and Restricted Cash at End of Period	$11,867	$25,948

Supplemental Disclosure of Cash Flow Information
Non-Cash Investing Activities: Capital Expenditures in Accounts Payable	$425	$—
Interest Paid	$2,668	$2,724
Income Taxes Paid, Net of Refunds	$195	$827
See notes to Consolidated Condensed Financial Statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Shareholders’ Equity
Three Months Ended April 4, 2026 with Comparative Figures for 2025
(Unaudited)
(In thousands)

	Three Months Ended
	April 4, 2026	March 29, 2025
Common Stock
Beginning of Period	$345	$329
Net Issuance of Common Stock for Restricted Stock Units (“RSUs”)	2	1
Class B Stock Converted to Common Stock	1	3
End of Period	348	333
Convertible Class B Stock
Beginning of Period	40	51
Class B Stock Converted to Common Stock	(2)	(3)
End of Period	38	48
Additional Paid in Capital
Beginning of Period	4,898	144,149
Equity-based Compensation Expense and Net Exercise of Stock Options, including ESPP	2,556	2,345
Tax Withholding Related to Issuance of RSUs	(5,441)	(1,730)
End of Period	2,013	144,764
Accumulated Comprehensive Loss
Beginning of Period	(4,410)	(3,863)
Foreign Currency Translation Adjustments	(1,155)	752
Retirement Liability Adjustment – Net of Taxes	127	(236)
End of Period	(5,438)	(3,347)
Retained Earnings
Beginning of Period	216,699	192,208
Net Income	25,540	9,528
End of Period	242,239	201,736
Treasury Stock
Beginning of Period	(77,498)	(76,777)
End of Period	(77,498)	(76,777)
Total Shareholders’ Equity	$161,702	$266,757
See notes to Consolidated Condensed Financial Statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Shareholders’ Equity, Continued
Three Months Ended April 4, 2026 with Comparative Figures for 2025
(Unaudited)
(In thousands)

	Three Months Ended
(Shares)	April 4, 2026	March 29, 2025
Common Stock
Beginning of Period	34,464	32,871
Net Issuance of Common Stock for RSUs	160	143
Class B Stock Converted to Common Stock	162	287
End of Period	34,786	33,301
Convertible Class B Stock
Beginning of Period	3,966	5,086
Net Issuance from Exercise of Stock Options	1	—
Class B Stock Converted to Common Stock	(162)	(287)
End of Period	3,805	4,799
Treasury Stock
Beginning of Period	2,751	2,694
End of Period	2,751	2,694
See notes to Consolidated Condensed Financial Statements.

ASTRONICS CORPORATION
Notes to Consolidated Condensed Financial Statements
April 4, 2026
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
Operating Results
The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the three months ended April 4, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
The balance sheet on December 31, 2025, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
For further information, refer to the Consolidated Financial Statements and the notes thereto included in Astronics Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2026 (the “2025 10-K”).
Description of the Business
Astronics Corporation (“Astronics” or the “Company”) is a leading provider of advanced technologies to the global aerospace, defense, and electronics industries. Our products and services include advanced, high-performance inflight entertainment and connectivity products and services, lighting and safety systems, flight critical electrical power generation and distribution systems, seat motion systems and automated test systems.
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
Restricted Cash
Under the provisions of the ABL Revolving Credit Facility (as defined and discussed below in Note 7, Long-term Debt and Notes Payable) which was terminated on October 22, 2025, the Company had a cash dominion arrangement with the banking institution for its accounts within the United States whereby daily cash receipts were contractually utilized to pay down outstanding balances on the ABL Revolving Credit Facility. Account balances that had not yet been applied to the ABL Revolving Credit Facility were classified as restricted cash in the applicable Consolidated Condensed Balance Sheets. The following table provides a reconciliation of cash and restricted cash included in Consolidated Condensed Balance Sheets to the amounts included in the Consolidated Condensed Statements of Cash Flows.

(In thousands)	April 4, 2026	March 29, 2025
Cash and Cash Equivalents	$11,867	$24,805
Restricted Cash	—	1,143
Total Cash and Restricted Cash Shown in Statements of Cash Flows	$11,867	$25,948
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
The changes in allowances for estimated credit losses for the three months ended April 4, 2026 and March 29, 2025 consisted of the following:

	Three Months Ended
(In thousands)	April 4, 2026	March 29, 2025
Balance at Beginning of the Period	$847	$2,377
Bad Debt Expense, Net of Recoveries	652	(128)
Write-off Charges Against the Allowance and Other Adjustments	(136)	42
Balance at End of the Period	$1,363	$2,291
Cloud Computing Arrangements
The Company incurs costs to implement cloud computing arrangements that are hosted by third-party vendors. Implementation costs associated with cloud computing arrangements are capitalized when incurred during the application development phase. Amortization begins when the related cloud computing solution is ready for its intended use and is calculated on a straight-line basis over the contractual term of the cloud computing arrangement. Implementation costs associated with cloud computing arrangements are reflected in Cash from Operating Activities on the Consolidated Condensed Statements of Cash Flows in accordance with ASC Topic 350-40, Intangibles - Goodwill and Other - Internal-Use Software. The Company capitalized implementation costs related to such arrangements of $5.0 million and $2.8 million as of April 4, 2026 and December 31, 2025, respectively, within other non-current assets in the Consolidated Condensed Balance Sheets. Amortization expense was insignificant for the three months ended April 4, 2026 and March 29, 2025.
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
As of April 4, 2026 and March 29, 2025, the Company concluded that no indicators of impairment relating to intangible assets or goodwill existed and an interim test was not performed in the three-month periods then ended.
Foreign Currency Translation
The aggregate foreign currency transaction gain or loss included in operations was immaterial for the three months ended April 4, 2026 and March 29, 2025.
New or Recent Accounting Pronouncements
We consider the applicability and impact of all ASUs. There have been no new applicable accounting pronouncements or changes in accounting pronouncements during the three months ended April 4, 2026 as compared with the recent accounting pronouncements described in the 2025 10-K. ASUs not disclosed were assessed and determined to be either not applicable or had or are expected to have minimal impact on our financial statements and related disclosures.
2) Revenue
On April 4, 2026, we had $734.3 million of remaining performance obligations, which we refer to as total backlog. We expect to recognize approximately $596.2 million of our outstanding performance obligations as revenue over the next twelve months and the balance thereafter.
The Company’s contract assets and contract liabilities consist primarily of costs and profits in excess of billings and billings in excess of cost and profits, respectively. The following table presents the beginning and ending balances of contract assets and contract liabilities:

(In thousands)	Contract Assets	Contract Liabilities
Beginning Balance, January 1, 2026	$54,687	$26,962
Ending Balance, April 4, 2026	$65,147	$30,464
The increase in contract assets reflects the net impact of new revenue recognized in excess of billings exceeding billing of previously unbilled revenue during the period. For the three months ended April 4, 2026, the increase reflects a $2.8 million impact to revenue from a change in estimate due to updated variable consideration. The increase in contract liabilities reflects the net impact of new customer advances or deferred revenues recorded in excess of revenue recognized.
The Company recognized $6.6 million and $11.6 million during the three months ended April 4, 2026 and March 29, 2025, respectively, in revenues that were included in the contract liability balance at the beginning of the period.
The Company recognizes an asset for certain, material costs to fulfill a contract if it is determined that the costs relate directly to a contract or an anticipated contract that can be specifically identified, generate or enhance resources that will be used in satisfying performance obligations in the future, and are expected to be recovered. Such costs are amortized on a systematic basis that is consistent with the transfer to the customer of the goods to which the asset relates. Start-up costs are expensed as incurred. Capitalized fulfillment costs are included in Inventories in the accompanying Consolidated Condensed Balance Sheets. Should future orders not materialize or it is determined the costs are no longer probable of recovery, the capitalized costs are written off. The Company’s capitalized fulfillment costs amounted to $6.3 million and $6.0 million on April 4, 2026 and December 31, 2025, respectively. Amortization of fulfillment costs recognized within Cost of Products Sold was $0.1 million and $3.3 million for the three months ended April 4, 2026 and March 29, 2025, respectively.
Beginning in the current year, the Company reorganized its product line structure to align with changes in internal reporting. Prior‑period disaggregated revenue information has been recast to conform to the current‑period presentation, including all prior years presented. There was no impact on total revenue as a result of this change. The Company’s disaggregation of revenue by market segments remains unchanged from the Company’s prior presentation.
The following table presents our revenue disaggregated by Market Segments for the periods indicated:

	Three Months Ended
(In thousands)	April 4, 2026	March 29, 2025
Aerospace Segment
Commercial Transport	$156,419	$137,542
Military Aircraft	33,502	33,263
General Aviation	21,449	15,243
Other	2,450	5,327
Aerospace Total	213,820	191,375

Test Systems Segment
Government & Defense	16,799	14,561
Test Systems Total	16,799	14,561

Total	$230,619	$205,936

The following table presents our revenue disaggregated by Product Lines for the periods indicated:

	Three Months Ended
		Recast
(In thousands)	April 4, 2026	March 29, 2025
Aerospace Segment
Inflight Entertainment & Connectivity	$110,748	$103,110
Lighting & Safety	52,807	51,957
Flight Critical Electrical Power	24,763	21,314
Seat Motion	19,879	6,672
Other	5,623	8,322
Aerospace Total	213,820	191,375

Test Systems	16,799	14,561

Total	$230,619	$205,936
Inflight Entertainment & Connectivity (“IFEC”) is a combination of the previous Avionics and Systems Certification product lines, as well as cabin power products which were included in the previous Electrical Power & Motion product line. The remainder of the previous Electrical Power & Motion product line is now split into two discrete product lines, Flight Critical Electrical Power and Seat Motion. Lighting and Safety remains consistent and Structures is now reported within Other Aerospace revenue.
The following table presents our revenue disaggregated by Product Lines for the fiscal years ended December 31, 2025 and 2024 as follows:

	Recast	Recast
(In thousands)	2025	2024
Aerospace Segment
Inflight Entertainment & Connectivity	$434,239	$383,679
Lighting & Safety	216,583	188,355
Flight Critical Electrical Power	73,706	68,368
Seat Motion	47,242	35,229
Other	25,549	31,053
Aerospace Total	797,319	706,684

Test Systems	64,809	88,742

Total	$862,128	$795,426
The Company’s updated disaggregation of revenue by product lines is consistent with the information used by the Chief Operating Decision Maker (“CODM”) to evaluate operating performance and allocate resources. The recast of prior‑period information does not affect the Company’s reportable segments or the measurement of segment profit or loss.
3) Inventories
Inventories consisted of the following:

(In thousands)	April 4, 2026	December 31, 2025
Finished Goods	$34,516	$32,838
Work in Progress	45,593	38,686
Raw Material	131,836	125,336
	$211,945	$196,860

4) Property, Plant and Equipment
Property, Plant and Equipment consisted of the following:

(In thousands)	April 4, 2026	December 31, 2025
Land	$8,878	$8,902
Buildings and Improvements	96,360	83,482
Machinery and Equipment	141,875	131,610
Construction in Progress	7,228	19,616
Total Property, Plant and Equipment, Gross	254,341	243,610
Less Accumulated Depreciation	138,860	136,532
Total Property, Plant and Equipment, Net	$115,481	$107,078
5) Intangible Assets
The following table summarizes acquired intangible assets as follows:

		April 4, 2026		December 31, 2025
(In thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	11 years	$2,146	$2,146	$2,146	$2,146
Non-compete Agreement	4 years	11,082	11,082	11,082	11,082
Trade Names	10 years	11,549	10,587	11,565	10,541
Completed and Unpatented Technology	9 years	47,953	45,733	47,980	45,207
Backlog	4 years	3,916	390	3,991	177
Customer Relationships	15 years	145,664	105,845	145,773	104,531
Licensing Agreement	13 years	6,760	967	6,760	260
Total Intangible Assets	13 years	$229,070	$176,750	$229,297	$173,944
All acquired intangible assets other than goodwill and one trade name are being amortized. Amortization expense for acquired intangibles is summarized as follows:

	Three Months Ended
(In thousands)	April 4, 2026	March 29, 2025
Amortization Expense	$2,887	$2,975
Amortization expense for acquired intangible assets expected for 2026 and for each of the next five years is summarized as follows:

(In thousands)
2026	$11,261
2027	$9,498
2028	$8,711
2029	$7,161
2030	$4,406
2031	$4,195

6) Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the three months ended April 4, 2026:

(In thousands)	December 31, 2025	Acquisition Adjustments	Foreign Currency Translation	April 4, 2026
Aerospace	$41,288	$851	$572	$42,711
Test Systems	21,635	—	—	21,635
	$62,923	$851	$572	$64,346
7) Long-term Debt and Notes Payable
Under the terms of the Company’s former asset-based revolving credit facility (the “ABL Revolving Credit Facility”), the Company paid interest on the unpaid principal amount of the ABL Revolving Credit Facility at a rate equal to SOFR plus a term SOFR adjustment in the amount of 0.10% per annum (which collectively shall be at least 1.00%) plus an applicable margin ranging from 2.75% to 3.25% determined based upon the Company’s Excess Availability (as defined in the ABL Revolving Credit Facility). The Company was required to pay a quarterly commitment fee under the ABL Revolving Credit Facility on undrawn revolving credit commitments in an amount equal to 0.25% or 0.375% based on the Company’s average excess availability under the ABL Revolving Credit Facility. The maturity date of borrowings under the ABL Revolving Credit Facility was July 11, 2027.
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
Pursuant to the Revolving Credit Facility, the Company is subject to a total leverage ratio covenant that requires that the Company’s Total Net Debt Leverage Ratio may not exceed 4.50 to 1.00. The Company is also subject to a consolidated interest coverage ratio covenant that requires that the Company’s Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Facility) may not be less than 3.50 to 1.00 and a secured net debt leverage ratio covenant that requires that the Company’s Secured Net Debt Leverage Ratio (as defined in the Revolving Credit Facility) may not exceed 3.00 to 1.00. As of April 4, 2026, the Company was in compliance with these covenants. There was $85.0 million outstanding on the Revolving Credit Facility and there remained $212.8 million available for future borrowings, net of outstanding letters of credit on both April 4, 2026 and December 31, 2025. The Revolving Credit Facility has an accordion feature, which allows the Company to request incremental commitments of up to $100.0 million plus additional incremental amounts so long as maximum leverage requirements are met.
Debt issuance cost amortization expense was $0.6 million and $0.6 million for the three months ended April 4, 2026 and March 29, 2025, respectively. All costs are amortized to interest expense over the term of the respective agreement. Unamortized deferred debt issuance costs associated with the Revolving Credit Facility ($2.9 million and $3.0 million as of April 4, 2026 and December 31, 2025, respectively) are recorded within Other Assets.
Interest expense was $2.3 million and $3.2 million for the three months ended April 4, 2026 and March 29, 2025, respectively.
2030 Convertible Notes
On December 3, 2024, the Company issued $165.0 million aggregate principal amount of 5.500% Convertible Senior Notes due 2030 (the “2030 Convertible Notes”). The 2030 Convertible Notes bear interest at a rate of 5.500% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2025. The 2030 Convertible Notes will mature on March 15, 2030, unless earlier converted, redeemed or repurchased. The initial conversion rate is 43.6814 shares of common stock per $1,000 principal amount of 2030 Convertible Notes, which represent the initial conversion price of $22.89 per share. The 2030 Convertible Notes are convertible at the option of the holders at any time on or after December 15, 2029, until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Company will satisfy its conversion obligations by paying and/or delivering, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election. Beginning March 20, 2028, if the Company’s stock price has been at least 130% of the conversion price for a specified period of time, the 2030 Convertible Notes may be called at the option of the issuer. Under the same conditions, the Company can elect to redeem the 2030 Convertible Notes for cash. After the first quarter of 2025, if the Company’s stock price has been at least 130% of the conversion price for 20 of 30 trading days ending on and including the last trading day of the immediately preceding quarter, the 2030 Convertible Notes may be called at the option of the holder. During the fiscal quarter ended April 4, 2026, our stock price met the price trigger defined above, and therefore, holders of our 2030 Convertible Notes have the ability to convert their notes at their option at any time during the fiscal quarter ended July 4, 2026.
2031 Convertible Notes
On September 15, 2025, the Company issued $225.0 million aggregate principal amount of Convertible Senior Notes due 2031 (the “2031 Convertible Notes”) for net proceeds of $216.7 million. The Company used part of the net proceeds to repurchase a portion of the 2030 Convertible Notes and the remainder to enter into the capped call transactions, as further described below. The 2031 Convertible Notes do not bear any interest and will mature on January 15, 2031, unless earlier converted, redeemed or repurchased. The initial conversion rate is 18.2243 shares of common stock per $1,000 principal amount of 2031 Convertible Notes, which represents the initial conversion price of $54.87 per share. The 2031 Convertible Notes are convertible at the option of the holders at any time on or after October 15, 2030, until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Company will satisfy its conversion obligations by paying cash up to the aggregate principal amount of the 2031 Convertible Notes to be converted and paying and/or delivering, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the Notes being converted. Beginning January 22, 2029, if the Company’s stock price has been at least 130% of the conversion price for a specified period of time, the 2031 Convertible Notes may be called at the option of the issuer. After the fourth quarter of 2025, if the Company’s stock price has been at least 130% of the conversion price for 5 of the first 20 trading days of such fiscal quarter, the 2031 Convertible Notes may be redeemed at the option of the holder during the 30-trading day period beginning on, and including, the 21st trading day of such quarter. During the fiscal quarter ended April 4, 2026, our stock price met the price trigger defined above, and holders of our 2031 Convertible Notes had the ability to convert their notes at their option during the 30-trading day period beginning on, and including, the 21st trading day of the quarter. No notes were converted.
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
The following table presents the outstanding principal amount and carrying value of the Convertible Notes as of the dates indicated:

	April 4, 2026			December 31, 2025
(In thousands)	Principal	Unamortized Debt Issuance Costs	Carrying Value	Principal	Unamortized Debt Issuance Costs	Carrying Value
2030 Convertible Notes	$33,000	$(963)	$32,037	$33,000	$(1,023)	$31,977
2031 Convertible Notes	225,000	(7,152)	217,848	225,000	(7,526)	217,474
Total	$258,000	$(8,115)	$249,885	$258,000	$(8,549)	$249,451
The Company estimates the fair value of the convertible notes based on quoted prices for these instruments in active markets, classified as Level 1 measurements within the fair value hierarchy. The fair value of the 2031 Convertible Notes was approximately $323.4 million and $264.1 million as of April 4, 2026 and December 31, 2025, respectively. The fair value of the 2030 Convertible Notes was approximately $105.8 million and $84.8 million as of April 4, 2026 and December 31, 2025, respectively.
Capped Call Transactions
In connection with the issuance of the 2031 Convertible Notes, we entered into capped call transactions (the “Capped Calls”) with certain financial institutions. The Capped Calls are generally expected to reduce the potential dilution to the Company’s common stock upon any conversion of the 2031 Convertible Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted 2031 Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the Capped Calls is initially approximately $83.41 per share of the

Company’s common stock and is subject to certain adjustments under the terms of the capped call transactions. The Capped Calls expire January 15, 2031.
We used approximately $26.9 million of the net proceeds from the 2031 Convertible Notes to purchase the Capped Calls. These instruments are classified as equity and recorded within additional paid-in capital in the Consolidated Condensed Statements of Changes in Stockholders’ Equity.
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
Activity in the warranty accrual, which is included in Accrued Expenses and Other Current Liabilities on the Consolidated Condensed Balance Sheets, is summarized as follows:

	Three Months Ended
(In thousands)	April 4, 2026	March 29, 2025
Balance at Beginning of Period	$20,740	$18,081
Warranties Issued	949	907
Warranties Settled	(1,809)	(1,320)
Change in Warranty Estimate	(355)	(57)
Balance at End of Period	$19,525	$17,611
9) Income Taxes
The effective tax rates were approximately (3.0)% and 6.3% for the three months ended April 4, 2026 and March 29, 2025, respectively. Beginning with the 2025 tax year, U.S. domestic research and development costs can be expensed as incurred. In addition, there are options to expense any remaining unamortized research and development costs that were previously capitalized during the 2022 through 2024 tax years. The tax rate in the 2026 period was favorably impacted by the reversal of valuation allowances related to net operating losses expected to be utilized in the 2026 period and previously capitalized research and development costs that are expected to be expensed in the 2026 period, partially offset by certain timing differences. In addition, the tax rate in the 2026 period was impacted by state and foreign income taxes and a discrete adjustment to recognize a benefit from deductible stock-based compensation expense.
The Company records a valuation allowance against the deferred tax assets if and to the extent it is more likely than not that the Company will not recover the deferred tax assets. In evaluating the need for a valuation allowance, the Company weighs all relevant positive and negative evidence, and considers among other factors, historical financial performance, projected future taxable income, scheduled reversals of deferred tax liabilities, the overall business environment, and tax planning strategies. After considering the losses in recent periods and cumulative pre-tax losses in the three-year period ending with the current year, the Company determined that projections of future taxable income could not be relied upon as a source of income to realize its deferred tax assets. However, the Company is relying on a significant portion of its existing deferred tax liabilities for the realizability of deferred tax assets. Accordingly, during the years ended December 31, 2025 and 2024, the Company determined that a portion of its deferred tax assets were not expected to be realizable in the future and the Company continues to maintain the valuation allowance against its deferred tax assets as of April 4, 2026.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. The OBBBA permanently extends and modifies significant provisions enacted in 2017 as part of the Tax Cuts and Jobs Act (“TCJA”) that were originally set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, many of which were not in effect until 2026. Key provisions of the Tax Act relevant to the Company’s operations include immediate expensing of certain domestic research and development expenses and domestic capital expenditures beginning in 2025 as well as changes to various U.S. international tax provisions beginning in 2026. These provisions of the Tax Act have favorably impacted the Company’s effective tax rate and cash tax rate for the 2025 and 2026 tax years and are expected to have favorable impacts in future years. Changes in tax laws may affect recorded deferred tax assets and deferred tax liabilities and our effective tax rate in the future and the Company is continuing to evaluate the impacts of the new legislation.

10) Earnings Per Share
The following table sets forth the computation of basic earnings per share:

	Three months ended
(In thousands, except per share amounts)	April 4, 2026	March 29, 2025
Basic Earnings per Common Share:
Net Income - Basic	$25,540	$9,528
Weighted Average Shares - Basic	35,736	35,285
Basic Earnings per Common Share	$0.71	$0.27
The following table sets forth the computation of diluted net income (loss) per share:

	Three months ended
(In thousands, except per share amounts)	April 4, 2026	March 29, 2025
Diluted Earnings per Common Share:
Net Income - Basic	$25,540	$9,528
Convertible Notes Interest Expense, Net of Tax	—	1,792
Net Income - Diluted	$25,540	$11,320

Weighted Average Shares - Basic	35,736	35,285
Net Effect of Dilutive Stock Awards	1,495	464
Net Effect of Dilutive Convertible Notes	992	7,208
Weighted Average Shares - Diluted	38,223	42,957

Diluted Earnings per Common Share	$0.67	$0.26
The Company includes the dilutive effect of shares issuable upon conversion of its Convertible Notes in the calculation of diluted income per share using the if-converted method. The Company has the option for the 2030 Convertible Notes to settle the conversion value in any combination of cash or shares, and as such, the maximum number of shares issuable are included in the dilutive share count if the effect would be dilutive. The Company excluded all impacts of the 2030 Convertible Notes from the computation of diluted earnings per share at April 4, 2026 as the effect would be anti-dilutive. The Company will settle the principal amount of the 2031 Convertible Notes by paying cash and settle the premium in any combination of cash or shares. The Company’s average stock price during the period outstanding was above the conversion price for the 2031 Convertible Notes, therefore incremental shares were included in diluted earnings per share at April 4, 2026.
Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted earnings per share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive.
Antidilutive shares excluded from diluted earnings per share computations as of the date indicated were as follows:

(In thousands)	April 4, 2026	March 29, 2025
Stock Options and Unvested RSUs	—	471
2030 Convertible Notes	1,442	—
Total Antidilutive Securities	1,442	471
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

At-the-Market Equity Offering
On August 8, 2023, the Company initiated an at-the-market equity offering program (the “ATM Program”) for the sale from time to time of shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $30.0 million. During the three months ended April 4, 2026 and March 29, 2025, the Company did not sell any shares of our common stock under the ATM Program. As of April 4, 2026, the Company had remaining capacity under the ATM Program to sell shares of common stock having an aggregate offering price up to approximately $8.2 million.
Comprehensive (Loss) Income and Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

(In thousands)	April 4, 2026	December 31, 2025
Foreign Currency Translation Adjustments	$(6,307)	$(5,152)
Retirement Liability Adjustment – Before Tax	(1,413)	(1,540)
Tax Benefit of Retirement Liability Adjustment	2,282	2,282
Retirement Liability Adjustment – After Tax	869	742
Accumulated Other Comprehensive Loss	$(5,438)	$(4,410)
The components of other comprehensive (loss) income are as follows:

	Three Months Ended
(In thousands)	April 4, 2026	March 29, 2025
Foreign Currency Translation Adjustments	$(1,155)	$752
Retirement Liability Adjustments:
Reclassifications to Selling, General and Administrative Expenses:
Amortization of Prior Service Cost	97	96
Amortization of Net Actuarial (Gains) Losses	30	(332)
Retirement Liability Adjustment	127	(236)
Other Comprehensive (Loss) Income	$(1,028)	$516
12) Sales to Major Customers
The loss of major customers or a significant reduction in business with a major customer would significantly, and negatively impact our sales and earnings. In the three months ended April 4, 2026, the Company had one major customer over 10% of consolidated sales primarily in the Aerospace segment. Sales to The Boeing Company (“Boeing”) accounted for 10.1% of consolidated sales in the three months ended April 4, 2026. Accounts receivable from Boeing on April 4, 2026 were approximately $19.8 million. In the three months ended March 29, 2025, the Company had one major customer over 10% of consolidated sales primarily in the Aerospace segment. Sales to the Safran Group (“Safran”) accounted for 10.3% of consolidated sales in the three months ended March 29, 2025.
13) Legal Proceedings and Other Matters
Legal Proceedings
One of the Company’s subsidiaries is involved in numerous patent infringement actions brought by Lufthansa Technik AG (“Lufthansa”) in Germany, the United Kingdom (“UK”) and France. The Company is vigorously defending all such litigation and proceedings. Additional information about these legal proceedings can be found in Note 19, Legal Proceedings and Other Matters, to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in the 2025 10-K.
As previously disclosed, Lufthansa and AES have filed requests with the German Federal Supreme Court to be granted leave to file appeals against the decision in both the direct and indirect matter. On February 25, 2026, the German Federal Supreme Court rejected Lufthansa’s and AES’s petitions for leave to appeal in both matters. Therefore, the decisions of the Higher Regional Court of Karlsruhe have become final.
The reserve for the German indirect claim and interest was approximately $17.7 million at April 4, 2026 and $17.6 million on December 31, 2025. The Company currently believes it is unlikely that the damages in the German indirect proceedings and related interest will be paid within the next twelve months. Therefore, the liability related to this matter is classified within Other Liabilities (non-current) in the Consolidated Condensed Balance Sheets at April 4, 2026 and December 31, 2025.

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
There was a further consequential hearing on May 16, 2025 which addressed applications concerning interest on the ordered damages, permission to appeal the court’s findings in these matters, as well as the issue of reimbursement of legal fees in the damages phase of the litigation. The Company was ordered to make payments of $5.7 million in relation to the previously accrued interest and $3.5 million for partial reimbursement of Lufthansa’s legal costs. The interest amount was recorded in the first quarter of 2025, while the legal cost reimbursement was recorded in the second quarter.
Both the Company and Lufthansa have been granted permission to appeal the rulings by the UK High Court of Justice. The appeals are scheduled to be heard by the UK Court of Appeal in July 2026.
A liability for reimbursement of Lufthansa’s legal expenses associated with the UK matter, exclusive of the damages phase, was approximately $1.0 million at April 4, 2026 and December 31, 2025, which is expected to be paid within the next twelve months and, as such, is classified in Accrued Expenses and Other Current Liabilities in the accompanying Consolidated Condensed Balance Sheets as of April 4, 2026 and December 31, 2025.
With respect to the proceeding in France, the Court of Appeal of Paris is set to hear the appeal on nullity on October 28, 2026. Should the Court find the patent to be valid, the trial date for the infringement and damages is scheduled for December 2027. As loss exposure is not probable and estimable at this time, the Company has not recorded any liability with respect to the French matter at April 4, 2026 or December 31, 2025.
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
There were no other significant developments in any of these matters during the three months ended April 4, 2026.
Other than these proceedings, we are not party to any significant pending legal proceedings that management believes will result in a material adverse effect on our financial condition or results of operations.
Other Matters
On February 20, 2026, the U.S. Supreme Court struck down certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). Following the Supreme Court decision, the U.S. Administration announced a new 10% global tariff under Section 122 of the Trade Act of 1974, which was subsequently struck down on May 7, 2026 by the U.S. Court of International Trade. As of the filing date, it remains uncertain what impact these decisions will have on our future financial results, including the process and availability of obtaining refunds of amounts previously paid for the IEEPA tariffs or any fluctuations of the level of replacement tariffs imposed or the addition of any new tariffs through other means.
14) Segment Information
The Company reports segment information based on the management approach, which designates the internal reporting used by the CODM for making decisions and assessing performance as the source of the Company’s reportable segments. The CODM, which is the Company’s Chief Executive Officer, allocates resources and assesses the performance of each operating segment based on historical and potential future product sales, gross margin associated with those sales, and operating profit (loss) before interest, taxes, and corporate expenses. The Company has determined its reportable segments to be Aerospace and Test Systems based on the information used by the CODM.

Segment information and reconciliations to consolidated amounts are as follows:

	Three Months Ended
(In thousands)	April 4, 2026	March 29, 2025
Sales:
Aerospace	$213,843	$191,388
Less Inter-segment Sales	(23)	(13)
Total Aerospace Sales	213,820	191,375
Test Systems	16,824	14,592
Less Inter-segment Sales	(25)	(31)
Total Test Systems Sales	16,799	14,561
Total Consolidated Sales	230,619	205,936
Less[1]
Cost of Products Sold:
Aerospace	143,127	132,892
	66.9%	69.4%
Test Systems	12,359	12,195
	73.6%	83.8%
Other Segment Items[2]
Aerospace	35,361	36,219
Test Systems	4,037	4,589

Operating Profit and Margins:
Aerospace	35,332	22,264
	16.5%	11.6%
Test Systems	403	(2,223)
	2.4%	(15.3)%
Total Operating Profit	35,735	20,041
	15.5%	9.7%
Deductions from Segment Measure of Operating Profit:
Interest Expense, Net of Interest Income	2,336	3,150
Corporate Expenses and Other	8,614	6,717
Income Before Income Taxes	$24,785	$10,174
1 The significant expenses and amounts presented align with the segment-level information that is regularly provided to the CODM. Inter-segment expenses are included within the amounts shown.
2 Other segment items include Selling, General and Administrative Expenses, Research and Development Expenses, and sublease and rental income.

(In thousands)	April 4, 2026	December 31, 2025
Total Assets:
Aerospace	$604,480	$570,294
Test Systems	120,115	119,603
Corporate	22,548	16,781
Total Assets	$747,143	$706,678

	Three Months Ended
(In thousands)	April 4, 2026	March 29, 2025
Depreciation and Amortization:
Aerospace	$5,379	$4,498
Test Systems	505	1,078
Corporate	10	12
Total Depreciation and Amortization	$5,894	$5,588

Capital Expenditures:
Aerospace	$10,731	$2,082
Test Systems	429	23
Total Capital Expenditures	$11,160	$2,105
15) Fair Value
There were no financial assets or liabilities carried at fair value measured on a recurring basis on April 4, 2026 or December 31, 2025.
There were no non-recurring fair value measurements performed in the three months ended April 4, 2026 and March 29, 2025.
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
16) Acquisitions
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
(The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2025 10-K.)
OVERVIEW
Astronics Corporation, through its subsidiaries, is a leading provider of advanced technologies to the global aerospace, defense, and electronics industries. Our products and services include advanced, high-performance inflight entertainment and connectivity products and services, lighting and safety systems, flight critical electrical power generation and distribution systems, seat motion systems and automated test systems.
We have two reportable segments, Aerospace and Test Systems. Our Aerospace segment has principal operating facilities in the United States, Canada, France and Germany and an engineering office in Ukraine. Our Test Systems segment has principal operating facilities in the United States and an engineering office in India.
Our Aerospace segment designs and manufactures products for the global aerospace industry. Product lines include lighting and safety systems, electrical power generation, distribution and seat motion systems, inflight entertainment and connectivity products, and other products. Our primary Aerospace customers are the airframe manufacturers (“OEM”) that build aircraft for the commercial transport, military and general aviation markets, suppliers to those OEMs, aircraft operators such as airlines, suppliers to the aircraft operators, and branches of the U.S. Department of Defense (“USDOD”). Our Test Systems segment designs, develops, manufactures and maintains automated test systems that support the aerospace and defense and mass transit industries. In the Test Systems segment, Astronics’ products are sold to a global customer base including OEMs and prime government contractors for both electronics and military products.
Our strategy is to increase our value by developing technologies and capabilities, either internally or through acquisition, and using those capabilities to provide innovative solutions to our targeted markets where our technology can be beneficial.
Important factors affecting our growth and profitability are the rate at which new aircraft are produced, government funding and timing of awards of military programs, our ability to have our products designed into new aircraft, the rates at which aircraft owners, including commercial airlines, refurbish or install upgrades to their aircraft and supply chain and labor market pressures. New aircraft build rates and aircraft owners’ spending on upgrades and refurbishments is cyclical and dependent on the strength of the global economy. Once one of our products is designed into a new aircraft, the spare parts business associated thereto is also frequently retained by the Company. Future growth and profitability of the Test Systems business is dependent on developing and procuring new and follow-on business. The nature of our Test Systems business is such that it pursues large, often multi-year, projects. There can be significant periods of time between orders in this business, which may result in large fluctuations of sales and profit levels and backlog from period to period. Test Systems segment customers include the USDOW, prime contractors to the USDOW, mass transit operators and prime contractors to mass transit operators.
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
Reduced aircraft build rates driven by regulatory actions impacting OEM production, a weak economy, aircraft groundings, tight credit markets, fuel price spikes, reduced air passenger travel, tariffs impacting OEM demand, and an increasing supply of used aircraft on the market would likely result in reduced demand for our products, which will result in lower profits. Reduction of defense spending may result in fewer opportunities for us to compete, which could result in lower profits in the future. Many of our newer development programs are based on new and unproven technology and at the same time we are challenged to develop the technology on a schedule that is consistent with specific programs. Delays in delivery schedules and incremental costs resulting from tariffs and other trade policy matters, supply chain pressures, and labor market pressures have in the past resulted in, and could in the future also result in, lower profits. We will continue to address these challenges by working to improve operating efficiencies and focusing on executing on the growth opportunities currently in front of us.
On October 22, 2025, the Company entered into the $300.0 million senior secured Revolving Credit Facility. The Revolving Credit Facility replaced the Company’s ABL Revolving Credit Facility which was terminated on October 22, 2025. The Revolving Credit Facility subjects us to various financial and other affirmative and negative covenants with which we must comply on an ongoing or periodic basis. These include financial covenants pertaining to a total leverage ratio, a consolidated interest coverage ratio, and a secured net debt leverage ratio requirement. An unexpected decline in our revenues or operating income, including occurring as a result of events beyond our control, could cause us to violate our financial covenants.
Challenges affecting the commercial aviation industry or key participants can adversely impact the demand for our products and services, the timing of orders, deliveries and related payments and other factors. We are monitoring the production levels and anticipated ramp-ups at Boeing and Airbus, and we continue to align our operations with their production expectations.
We are monitoring the ongoing conflicts between Russia and Ukraine, conflicts in the Middle East, as well as other geopolitical tensions and conflicts around the world, and the potential impact of related export controls, financial and economic sanctions, and other restrictions imposed by the U.S., the U.K., the European Union, and other countries. While these conflict have not resulted in a direct material adverse impact on our business to date, the implications of global conflicts in the short-term and long-term are difficult to predict. Factors such as increased energy costs, disruptions in the availability of certain raw materials, restrictions on air travel or trade with affected regions, sanctions on companies or industries, shifts in customer stability, and broader impacts on the global economy and aviation sector could pose risks to our operations and financial performance.
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
Recent Developments
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. The OBBBA permanently extends and modifies significant provisions enacted in 2017 as part of the Tax Cuts and Jobs Act (“TCJA”) that were originally set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, many of which were not in effect until 2026. Key provisions of the OBBBA relevant to the Company’s operations include immediate expensing of certain domestic research and development expenses and domestic capital expenditures beginning in 2025 as well as changes to various U.S. international tax provisions beginning in 2026. The Company anticipates it will elect to deduct the remaining previously capitalized domestic research and development costs equally between 2025 and 2026 and expense domestic research and development costs as incurred for the 2025 and 2026 tax years.
On February 20, 2026, the U.S. Supreme Court struck down certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). Following the Supreme Court decision, the U.S. Administration announced a new 10% global tariff under Section 122 of the Trade Act of 1974, which was subsequently struck down on May 7, 2026 by the U.S. Court of International Trade. As of the filing date, it remains uncertain what impact these decisions will have on our future financial results, including the process and availability of obtaining refunds of amounts previously paid for the IEEPA tariffs or any fluctuations of the level of replacement tariffs imposed or the addition of any new tariffs through other means.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended
($ in thousands)	April 4, 2026	March 29, 2025
Sales	$230,619	$205,936
Gross Profit (sales less cost of products sold)	$75,133	$60,849
Gross Margin	32.6%	29.5%
Research and Development Expenses	$12,089	$11,067
Selling, General and Administrative Expenses (“SG&A”)	$35,814	$36,645
SG&A Expenses as a Percentage of Sales	15.5%	17.8%
Interest Expense, Net	$2,336	$3,150
Effective Tax Rate	(3.0)%	6.3%
Net Income	$25,540	$9,528
A discussion by segment can be found in “Segment Results of Operations” in this MD&A.
CONSOLIDATED FIRST QUARTER RESULTS
Growth in sales was driven by the Aerospace segment’s continued strength in demand primarily from the Commercial Transport market. Aerospace sales increased $22.4 million, or 11.7%, while Test Systems sales grew $2.2 million, or 15.4%. In the prior year, first quarter consolidated sales and gross profit was negatively impacted by a $1.9 million revision of estimated costs to complete a long-term mass transit contract in the Test Systems segment.
Consolidated cost of products sold in the first quarter of 2026 was $155.5 million, compared with $145.1 million in the same prior-year period primarily attributable to higher volume and a $1.7 million increase in tariff expenses.
SG&A decreased $0.8 million. Litigation-related expenses were down $1.2 million and the prior-year period included a $6.2 million reserve adjustment to the damage award relating to the patent infringement dispute in the UK. Appeals to the UK damage award are scheduled to be heard in July 2026. These decreases were mostly offset by higher wages and benefits, higher incentive-based compensation expenses driven by increased profitability, and the incremental expenses related with the acquired BMA business. R&D was up $1.0 million reflecting the timing of projects.
Interest expense was down $0.8 million, or 25.8%, on lower rates following the September 2025 refinancing activities. Tax benefit in the quarter was $0.8 million compared with a tax expense of $0.6 million in the prior-year period, mostly as a result of a $2.7 million discrete adjustment for the expected benefit of a stock-based compensation deduction along with a valuation allowance reversal associated with an expected net operating loss deduction and with research and development costs that are expected to be expensed for tax purposes in the current year under the One Big Beautiful Bill Act. Tax expense in the prior year was partially offset by a $1.1 million discrete adjustment to reverse certain federal and state deferred tax liabilities.
Consolidated net income of $0.67 per diluted share improved from $0.26 per diluted share in the prior-year period from stronger operating profit, lower interest expense and lower tax.
Bookings of $290.4 million in the quarter resulted in a book-to-bill ratio of 1.26:1. For the trailing twelve months, bookings totaled $935.1 million and the book-to-bill ratio was 1.05:1. Backlog at the end of the quarter was $734.3 million.
SEGMENT RESULTS OF OPERATIONS
Operating profit, as presented below, is sales less cost of products sold and other operating expenses, excluding interest expense, other corporate expenses and other non-operating sales and expenses. Cost of products sold and other operating expenses are directly identifiable to the respective segment. Operating profit is reconciled to income before income taxes in Note 14, Segment Information, to the Consolidated Condensed Financial Statements in Item 1, Financial Statement, of this report.

AEROSPACE SEGMENT

	Three Months Ended
($ in thousands)	April 4, 2026	March 29, 2025
Sales	$213,843	$191,388
Less Inter-segment Sales	(23)	(13)
Total Aerospace Sales	$213,820	$191,375
Operating Profit	$35,332	$22,264
Operating Margin	16.5%	11.6%

Aerospace Sales by Market	Three Months Ended
(In thousands)	April 4, 2026	March 29, 2025
Commercial Transport	$156,419	$137,542
Military Aircraft	33,502	33,263
General Aviation	21,449	15,243
Other	2,450	5,327
	$213,820	$191,375

Aerospace Sales by Product Line	Three Months Ended
		Recast
(In thousands)	April 4, 2026	March 29, 2025
Inflight Entertainment & Connectivity	$110,748	$103,110
Lighting & Safety	52,807	51,957
Flight Critical Electrical Power	24,763	21,314
Seat Motion	19,879	6,672
Other	5,623	8,322
	$213,820	$191,375
Beginning in the current year, the Company reorganized its product line structure to align with changes in internal reporting. Prior‑period disaggregated revenue information has been recast to conform to the current‑period presentation.

(In thousands)	April 4, 2026	December 31, 2025
Total Assets	$604,480	$570,294
Backlog	$651,364	$600,803
AEROSPACE FIRST QUARTER RESULTS
Aerospace segment sales of $213.8 million increased $22.4 million, or 11.7%. Sales in the Commercial Transport market increased $18.9 million, or 13.7%. Growth was primarily related to increased demand for seat motion and lighting and safety products. General Aviation sales increased $6.2 million, or 40.7%, to $21.4 million due to higher inflight entertainment & connectivity (“IFEC”) product sales to the VVIP market. Military Aircraft sales remained consistent with the prior-year period. Other sales decreased $2.9 million as the Company has wound down its non-core contract manufacturing arrangements.
Aerospace segment operating profit of $35.3 million, or 16.5% of sales, improved over the prior-year period reflecting the leverage gained on higher volume, improving production efficiencies, a $2.8 million catch-up of profit on the MV-75 program based on revised program estimates, and a $7.0 million decrease in litigation-related expenses and legal reserve adjustments related to the UK patent dispute previously discussed.
Aerospace bookings were $264.4 million for a book-to-bill ratio of 1.24:1. Backlog for the Aerospace segment was $651.4 million at quarter end.

TEST SYSTEMS SEGMENT

	Three Months Ended
($ in thousands)	April 4, 2026	March 29, 2025
Sales	$16,824	$14,592
Less Inter-segment Sales	(25)	(31)
Total Test Systems Sales	$16,799	$14,561
Operating Profit (Loss)	$403	$(2,223)
Operating Margin	2.4%	(15.3)%
All Test Systems sales are to the Government and Defense Market.

(In thousands)	April 4, 2026	December 31, 2025
Total Assets	$120,115	$119,603
Backlog	$82,960	$73,692
TEST SYSTEMS FIRST QUARTER RESULTS
Test Systems segment sales of $16.8 million were up $2.2 million from the comparator quarter in 2025. Segment sales in the prior-year period were negatively impacted by $1.9 million revision of estimated costs to complete a certain long-term mass transit Test contract reducing revenue recognized in the period.
Test Systems segment operating profit was $0.4 million, compared with an operating loss of $2.2 million in the first quarter of 2025. Test Systems profitability, while improving, continues to be negatively affected by mix and under absorption of fixed costs at current volume levels.
Bookings for the Test Systems segment in the quarter were $26.1 million. The book-to-bill ratio was 1.55:1 for the quarter. Backlog for the Test Systems segment was $83.0 million at quarter end.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities:
Cash provided by operating activities totaled $10.6 million for the first three months of 2026, as compared with $20.6 million cash provided by operating activities during the same period in 2025. Cash flow from operating activities decreased compared with the same period of 2025 reflecting higher cash earnings offset by higher working capital requirements, including higher inventory levels to support anticipated revenue growth in the coming quarters.
Investing Activities:
Cash used for investing activities was $11.2 million for the first three months of 2026 compared with $2.1 million in cash used for investing activities in the same period of 2025 reflecting elevated capital expenditures for necessary catch-up investments on previously deferred spending as well as the consolidation of operations and capacity improvement in a new Seattle facility.
Financing Activities:
Cash used for financing activities totaled $5.5 million for the first three months of 2026, as compared with cash used for financing activities of $11.4 million during the same prior-year period. The Company made net payments of $8.9 million on its ABL facility in the prior-year period.
Cash on hand at the end of the quarter was $11.9 million. Net debt was $331.1 million, compared with $324.8 million at the end of 2025.
Our ability to maintain sufficient liquidity and comply with financial debt covenants is highly dependent upon achieving expected operating results. Failure to achieve expected operating results could have a material adverse effect on our liquidity, our ability to obtain financing or access our existing financing, and our operations in the future and could allow our debt holders to demand payment of all outstanding amounts. As of April 4, 2026, we are in compliance with all covenants under each of our financing arrangements. Our financing arrangements are more fully discussed in Note 7, Long-term Debt and Notes Payable, to the Consolidated Condensed Financial Statements in Item 1, Financial Statements, of this report for additional details.

The Company expects its cash flow from operations will provide sufficient cash flows to fund operations, including capital expenditures and payment of any further amounts related to the Lufthansa matters. The Company may also evaluate various actions and alternatives to enhance its profitability and cash generation from operating activities, which could include manufacturing efficiency initiatives, cost-reduction measures, working with vendors and suppliers to reduce lead times and expedite shipment of critical components, and working with customers to expedite receivable collections.
On August 8, 2023, the Company initiated an at-the-market equity offering program (the “ATM Program”) for the sale from time to time of shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $30.0 million. During the three months ended April 4, 2026, and March 29, 2025, the Company did not sell any shares of its common stock under the ATM Program. As of April 4, 2026, the Company had remaining capacity under the ATM Program to sell shares of common stock having an aggregate offering price up to approximately $8.2 million.
OFF BALANCE SHEET ARRANGEMENTS
We do not have any material off balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.
BACKLOG
The Company’s backlog on April 4, 2026 was $734.3 million compared with $674.5 million on December 31, 2025 and $673.0 million on March 29, 2025.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Our contractual obligations and commitments have not changed materially from the disclosures in our 2025 10-K.
MARKET RISK
Although the majority of our sales, expenses, and cash flows are transacted in U.S. dollars, we have exposure to changes in foreign currency exchange rates related primarily to the Euro and the Canadian dollar. The Company believes that the impact of changes in foreign currency exchange rates on its business and financial results for the three months ended April 4, 2026 was not significant.
The future impacts of U.S. trade policies, treaties, and tariffs and their residual effects, including economic uncertainty, inflationary environment, and disruption within the global supply chain, and aerospace industry, on our business remain uncertain. As we cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and various other countries, what products may be subject to such actions, what actions may be taken by the other countries in retaliation, and what actions we may be able to take to address and mitigate such tariffs, the ultimate financial impact on our results cannot be reasonably estimated but could be material. The impact of tariffs on its business and financial results for the three months ended April 4, 2026 was approximately $2.5 million.
CRITICAL ACCOUNTING POLICIES
Refer to Note 2, Revenue, to the Consolidated Condensed Financial Statements in Item 1, Financial Statements, of this report for the Company’s critical accounting policies with respect to revenue recognition. For a complete discussion of the Company’s other critical accounting policies, refer to the 2025 10-K.
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
Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer (its Principal Executive Officer) and Chief Financial Officer (its Principal Financial and Principal Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 4, 2026. Based on that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 4, 2026.
b.Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Currently, we are involved in legal proceedings relating to an allegation of patent infringement and, based on rulings to date we have concluded that losses related to these proceedings are probable. For a discussion of contingencies related to legal proceedings as of April 4, 2026, see Note 13, Legal Proceedings and Other Matters, to the Consolidated Condensed Financial Statements in Item 1, Financial Statements, of this report.
There have been no material developments from the legal proceedings as previously disclosed in Note 19, Legal Proceedings and Other Matters, to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of the 2025 10-K.
Item 1A. Risk Factors
In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in the 2025 10-K, which could materially affect our business, financial condition or results of operations. The risks described in this report and in the 2025 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our purchases of our common stock for the three months ended April 4, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Program (1)
January 1, 2026 - January 31, 2026	—	$—	—	$41,483,815
February 1, 2026 - February 28, 2026 (2)	1,539	$78.84	—	$41,483,815
March 1, 2026 - April 4, 2026	—	$—	—	$41,483,815
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Officers
(c) During the three months ended April 4, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit 31.1*	Section 302 Certification - Chief Executive Officer

Exhibit 31.2*	Section 302 Certification - Chief Financial Officer

Exhibit 32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101*	The financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended April 4, 2026, formatted in Inline XBRL

Exhibit 101.INS*	Inline XBRL Instance Document

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 104*	Cover Page Interactive Data File (the cover page Inline XBRL tags are embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRONICS CORPORATION
(Registrant)
Date:	May 13, 2026	By:	/s/ Nancy L. Hedges
Nancy L. Hedges Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)