Form 10-Q
period 2026-07-04
ASTRONICS CORP
filed 2026-08-12
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 4, 2026
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 6, 2026, 43,009,064 shares of common stock were outstanding consisting of 36,107,984 shares of common stock ($.01 par value) and 6,901,080 shares of Class B common stock ($.01 par value).

Part I – Financial Information
Item 1. Financial Statements
ASTRONICS CORPORATION
Consolidated Condensed Balance Sheets
July 4, 2026 with Comparative Figures for December 31, 2025
(Unaudited)
(In thousands)

	July 4, 2026	December 31, 2025
Current Assets:
Cash and Cash Equivalents	$9,016	$18,180
Accounts Receivable, Net of Allowance for Estimated Credit Losses	228,900	204,672
Inventories	220,065	196,860
Prepaid Expenses and Other Current Assets	27,763	18,027
Total Current Assets	485,744	437,739
Property, Plant and Equipment, Net of Accumulated Depreciation	115,568	107,078
Operating Right-of-Use Assets	31,273	32,269
Other Assets	14,366	11,316
Intangible Assets, Net of Accumulated Amortization	49,392	55,353
Goodwill	64,501	62,923
Total Assets	$760,844	$706,678
Current Liabilities:
Accounts Payable	$64,399	$41,080
Current Operating Lease Liabilities	5,930	5,802
Accrued Expenses and Other Current Liabilities	66,462	68,324
Customer Advance Payments and Deferred Revenue	26,589	26,069
Total Current Liabilities	163,380	141,275
Long-term Debt	310,319	334,451
Long-term Operating Lease Liabilities	36,717	38,101
Other Liabilities	52,208	52,777
Total Liabilities	562,624	566,604
Shareholders’ Equity:[1]
Common Stock	457	456
Accumulated Other Comprehensive Loss	(6,108)	(4,410)
Other Shareholders’ Equity	203,871	144,028
Total Shareholders’ Equity	198,220	140,074
Total Liabilities and Shareholders’ Equity	$760,844	$706,678
See notes to Consolidated Condensed Financial Statements.

1 Prior-period Shareholders’ Equity balances have been adjusted to reflect the impact of the twenty percent Class B stock distribution to shareholders of record on June 15, 2026, with no impact on Total Shareholders’ Equity.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Operations
Three and Six Months Ended July 4, 2026 with Comparative Figures for 2025
(Unaudited)
(In thousands, except per share data)

	Six Months Ended		Three Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Sales	$490,576	$410,614	$259,957	$204,678
Cost of Products Sold	328,546	296,938	173,060	151,851
Gross Profit	162,030	113,676	86,897	52,827
Research and Development Expenses	22,958	22,639	10,869	11,572
Selling, General and Administrative Expenses	71,375	73,142	35,561	36,497
Income from Operations	67,697	17,895	40,467	4,758
Other Expense (Income), Net	390	(377)	281	(190)
Interest Expense, Net of Interest Income	4,668	6,247	2,332	3,097
Income Before Income Taxes	62,639	12,025	37,854	1,851
Provision for Income Taxes	2,039	1,183	2,794	537
Net Income	$60,600	$10,842	$35,060	$1,314
Earnings Per Share:
Basic[1]	$1.41	$0.26	$0.82	$0.03
Diluted[1]	$1.31	$0.25	$0.75	$0.03
See notes to Consolidated Condensed Financial Statements.

1All per share information have been adjusted to reflect the impact of the twenty percent Class B stock distribution to shareholders of record on June 15, 2026.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Comprehensive Income
Three and Six Months Ended July 4, 2026 with Comparative Figures for 2025
(Unaudited)
(In thousands)

	Six Months Ended		Three Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net Income	$60,600	$10,842	$35,060	$1,314
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(1,953)	2,931	(798)	2,179
Retirement Liability Adjustment – Net of Tax	255	(472)	128	(236)
Total Other Comprehensive (Loss) Income	(1,698)	2,459	(670)	1,943
Comprehensive Income	$58,902	$13,301	$34,390	$3,257
See notes to Consolidated Condensed Financial Statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Cash Flows
Six Months Ended July 4, 2026 with Comparative Figures for 2025
(Unaudited)

	Six Months Ended
(In thousands)	July 4, 2026	June 28, 2025
Cash Flows from Operating Activities:
Net Income	$60,600	$10,842
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Non-cash items:
Depreciation and Amortization	12,235	10,966
Amortization of Deferred Financing Fees	1,204	1,214
Provisions for Non-cash Losses on Inventory and Receivables	3,257	2,941
Equity-based Compensation Expense	4,819	3,902
Deferred Tax Expense (Benefit)	1,022	(1,125)
Operating Lease Non-cash Expense	2,806	3,174
Simplification Initiative-related Non-cash Charges	—	6,229
Other	1,223	(601)
Changes in Operating Assets and Liabilities Providing (Using) Cash:
Accounts Receivable	(24,997)	5,803
Inventories	(27,500)	(1,498)
Accounts Payable	23,620	2,957
Operating Lease Liabilities	(3,093)	(2,302)
Accrued Expenses	(1,929)	(17,064)
Income Taxes	(1,128)	(10,505)
Customer Advance Payments and Deferred Revenue	478	(859)
Cloud Computing Implementation Costs	(4,122)	—
Supplemental Retirement Plan Liabilities	(367)	(202)
Other Assets and Liabilities	(7,403)	(864)
Net Cash Provided by Operating Activities	40,725	13,008
Cash Flows from Investing Activities:
Capital Expenditures	(16,869)	(6,710)
Net Cash Used by Investing Activities	(16,869)	(6,710)
Cash Flows from Financing Activities:
Proceeds from Long-term Debt	40,000	1,143
Principal Payments on Long-term Debt	(65,000)	(11,143)
Financing-related Costs	—	(740)
Stock Award Activity	(5,441)	(1,730)
Other	(2,220)	(76)
Net Cash Used by Financing Activities	(32,661)	(12,546)
Effect of Exchange Rates on Cash	(359)	1,280
Decrease in Cash and Cash Equivalents and Restricted Cash	(9,164)	(4,968)
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	18,180	18,428
Cash and Cash Equivalents and Restricted Cash at End of Period	$9,016	$13,460

Supplemental Disclosure of Cash Flow Information
Capital Expenditures in Accounts Payable (Non-Cash Investing Activities)	$422	$—
Interest Paid	$3,972	$2,967
Income Taxes Paid, Net	$2,110	$12,848
See notes to Consolidated Condensed Financial Statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Shareholders’ Equity
Three and Six Months Ended July 4, 2026 with Comparative Figures for 2025
(Unaudited)
(In thousands)

	Six Months Ended		Three Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Common Stock
Beginning of Period	$345	$329	$348	$333
Net Issuance of Common Stock for Restricted Stock Units (“RSUs”)	1	1	—	—
Class B Stock Converted to Common Stock	12	7	10	4
End of Period	358	337	358	337
Convertible Class B Stock[1]
Beginning of Period	111	122	109	119
Class B Stock Converted to Common Stock	(12)	(7)	(10)	(4)
End of Period	99	115	99	115
Additional Paid in Capital[1]
Beginning of Period	4,827	144,078	1,942	144,693
Equity-based Compensation Expense and Net Exercise of Stock Options, including ESPP	4,819	3,902	2,263	1,557
Tax Withholding Related to Issuance of RSUs	(5,441)	(1,730)	—	—
Cash Paid in Lieu of Fractional Shares from Stock Distribution	(135)	—	(135)	—
End of Period	4,070	146,250	4,070	146,250
Accumulated Comprehensive Loss
Beginning of Period	(4,410)	(3,863)	(5,438)	(3,347)
Foreign Currency Translation Adjustments	(1,953)	2,931	(798)	2,179
Retirement Liability Adjustment – Net of Taxes	255	(472)	128	(236)
End of Period	(6,108)	(1,404)	(6,108)	(1,404)
Retained Earnings
Beginning of Period	216,699	192,208	242,239	201,736
Net Income	60,600	10,842	35,060	1,314
End of Period	277,299	203,050	277,299	203,050
Treasury Stock
Beginning of Period	(77,498)	(76,777)	(77,498)	(76,777)
End of Period	(77,498)	(76,777)	(77,498)	(76,777)
Total Shareholders’ Equity	$198,220	$271,571	$198,220	$271,571
See notes to Consolidated Condensed Financial Statements.

1 Prior-period Shareholders’ Equity balances have been adjusted to reflect the impact of the twenty percent Class B stock distribution to shareholders of record on June 15, 2026, with no impact on Total Shareholders’ Equity.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Shareholders’ Equity, Continued
Three and Six Months Ended July 4, 2026 with Comparative Figures for 2025
(Unaudited)
(In thousands)

	Six Months Ended		Three Months Ended
(Shares)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Common Stock
Beginning of Period	34,464	32,871	34,786	33,301
Net Issuance of Common Stock for RSUs	160	143	—	—
Class B Stock Converted to Common Stock	1,186	729	1,024	442
End of Period	35,810	33,743	35,810	33,743
Convertible Class B Stock[1]
Beginning of Period	11,132	12,252	10,971	11,965
Net Issuance from Exercise of Stock Options	1	—	—	—
Class B Stock Converted to Common Stock	(1,186)	(729)	(1,024)	(442)
End of Period	9,947	11,523	9,947	11,523
Treasury Stock
Beginning of Period	2,751	2,694	2,751	2,694
End of Period	2,751	2,694	2,751	2,694
See notes to Consolidated Condensed Financial Statements.

1 All share information have been adjusted to reflect the impact of the twenty percent Class B stock distribution to shareholders of record on June 15, 2026.

ASTRONICS CORPORATION
Notes to Consolidated Condensed Financial Statements
July 4, 2026
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
On June 1, 2026, Astronics Corporation announced a twenty percent stock distribution of Class B Stock (the “Class B stock distribution”) to holders of both Common and Class B Stock. Stockholders received one share of Class B Stock for every five shares of Common and Class B Stock held on the record date of June 15, 2026, with an ex-dividend date of June 15, 2026. All prior-period share or per share amounts presented herein have been retroactively adjusted to reflect the Class B stock distribution. The number of shares underlying, and the exercise price of outstanding stock options and other equity awards were proportionately adjusted to reflect the Class B stock distribution.
Operating Results
The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the six months ended July 4, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
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
Acquisition Activities
On June 30, 2025, the Company purchased the membership interests of Envoy Aerospace, LLC (“Envoy Aerospace”), located in Aurora, Illinois. Envoy Aerospace is an FAA Organization Designation Authorization (“ODA”) services provider. Envoy Aerospace is included in our Aerospace segment. The total purchase price was approximately $8.3 million, net of cash acquired and the closing adjustment. Of the purchase price, $4.5 million was paid at the closing date and $2.0 million was paid on the first anniversary of the closing date which was reflected as an outflow from financing activities in the Consolidated Condensed Statement of Cash Flows. A payment of $1.8 million becomes payable by the Company following the second anniversary of the closing date based on the achievement of certain milestones.
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

Restricted Cash
Under the provisions of the Company’s prior asset-based revolving credit facility which was terminated on October 22, 2025, the Company had a cash dominion arrangement with the banking institution for its accounts within the United States whereby daily cash receipts were contractually utilized to pay down outstanding balances on the ABL Revolving Credit Facility. Account balances that had not yet been applied to the ABL Revolving Credit Facility were classified as restricted cash in the applicable Consolidated Condensed Balance Sheets.
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
The changes in allowances for estimated credit losses for the three and six months ended July 4, 2026 and June 28, 2025 consisted of the following:

	Six Months Ended		Three Months Ended
(In thousands)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Balance at Beginning of the Period	$847	$2,377	$1,363	$2,291
Bad Debt Expense, Net of Recoveries	117	(105)	(535)	23
Write-off Charges Against the Allowance and Other Adjustments	(97)	(1,430)	39	(1,472)
Balance at End of the Period	$867	$842	$867	$842
Simplification Initiatives
In the second quarter of 2025, the Company initiated simplification activities in the Aerospace segment, including costs related to footprint rationalization and portfolio shaping. Restructuring charges, including impairments of inventory and other long-lived assets, were recorded as a result of these simplification initiatives. In the three and six months ended June 28, 2025, the Company recorded $5.8 million and $0.4 million in simplification initiative charges to Cost of Products Sold and Selling, General and Administrative Expenses, respectively, in the accompanying Consolidated Condensed Statements of Operations. No such charges were recorded in the three and six months ended July 4, 2026.
Cloud Computing Arrangements
The Company incurs costs to implement cloud computing arrangements hosted by third-party vendors. Implementation costs incurred during the application development phase are capitalized in accordance with ASC Topic 350-40, Intangibles—Goodwill and Other—Internal-Use Software, and are included in Other Non-Current Assets on the Consolidated Condensed Balance Sheets. Capitalized costs are amortized on a straight-line basis over the contractual term of the arrangement, beginning when the related cloud computing solution is ready for its intended use. Implementation costs are reflected within Cash from Operating Activities on the Consolidated Condensed Statements of Cash Flows. Amortization expense was immaterial for the three and six months ended July 4, 2026 and June 28, 2025. As of July 4, 2026 and December 31, 2025, the Company had capitalized implementation costs of $6.7 million and $2.8 million, respectively, which relate to one cloud computing implementation project that has not yet been placed into service; accordingly, amortization on this project has not yet begun.
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
As of July 4, 2026 and June 28, 2025, the Company concluded that no indicators of impairment relating to intangible assets or goodwill existed and an interim test was not performed in the six-month periods then ended.

Foreign Currency Translation
The aggregate foreign currency transaction gain or loss included in operations was immaterial for the three and six months ended July 4, 2026 and June 28, 2025.
New or Recent Accounting Pronouncements
We consider the applicability and impact of all ASUs. There have been no new applicable accounting pronouncements or changes in accounting pronouncements during the three months ended July 4, 2026 as compared with the recent accounting pronouncements described in the 2025 10-K. ASUs not disclosed were assessed and determined to be either not applicable or had or are expected to have minimal impact on our financial statements and related disclosures.
2) Revenue
On July 4, 2026, we had $780.6 million of remaining performance obligations, which we refer to as total backlog. We expect to recognize approximately $642.2 million of our outstanding performance obligations as revenue over the next twelve months and the balance thereafter.
The Company’s contract assets and contract liabilities consist primarily of costs and profits in excess of billings and billings in excess of cost and profits, respectively. The following table presents the beginning and ending balances of contract assets and contract liabilities:

(In thousands)	Contract Assets	Contract Liabilities
Beginning Balance, January 1, 2026	$54,687	$26,962
Ending Balance, July 4, 2026	$56,961	$27,282
The increase in contract assets reflects the net impact of new revenue recognized in excess of billings exceeding billing of previously unbilled revenue during the period. The increase in contract liabilities reflects the net impact of new customer advances or deferred revenues recorded in excess of revenue recognized.
During the three and six months ended July 4, 2026, the Company recognized $12.7 million and $13.9 million, respectively, in revenues that were included in the contract liability balance at the beginning of the period. During the three and six months ended June 28, 2025, the Company recognized $9.9 million and $17.8 million, respectively, in such revenues.
The Company recognizes an asset for certain, material costs to fulfill a contract if it is determined that the costs relate directly to a contract or an anticipated contract that can be specifically identified, generate or enhance resources that will be used in satisfying performance obligations in the future, and are expected to be recovered. Such costs are amortized on a systematic basis that is consistent with the transfer to the customer of the goods to which the asset relates. Start-up costs are expensed as incurred. Capitalized fulfillment costs are included in Inventories in the accompanying Consolidated Condensed Balance Sheets. Should future orders not materialize or it is determined the costs are no longer probable of recovery, the capitalized costs are written off. The Company’s capitalized fulfillment costs amounted to $6.9 million and $6.0 million on July 4, 2026 and December 31, 2025, respectively. Amortization of fulfillment costs recognized within Cost of Products Sold was $0.1 million and $0.2 million for the three and six months ended July 4, 2026, respectively, and $0.1 million and $3.4 million for the three and six months ended June 28, 2025, respectively.
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

The following table presents our revenue disaggregated by Market Segments for the periods indicated:

	Six Months Ended		Three Months Ended
(In thousands)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Aerospace Segment
Commercial Transport	$333,425	$283,115	$177,006	$145,573
Military Aircraft	64,133	60,696	30,631	27,433
General Aviation	49,052	33,613	27,603	18,370
Other	4,502	7,577	2,052	2,250
Aerospace Total	451,112	385,001	237,292	193,626

Test Systems Segment
Government & Defense	39,464	25,613	22,665	11,052
Test Systems Total	39,464	25,613	22,665	11,052

Total	$490,576	$410,614	$259,957	$204,678
The following table presents our revenue disaggregated by Product Lines for the periods indicated:

	Six Months Ended		Three Months Ended
		Recast		Recast
(In thousands)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Aerospace Segment
Inflight Entertainment & Connectivity	$236,756	$209,012	$126,008	$105,902
Lighting & Safety	111,977	108,057	59,170	56,100
Flight Critical Electrical Power	48,423	37,146	23,660	15,832
Seat Motion	42,065	16,889	22,186	10,217
Other	11,891	13,897	6,268	5,575
Aerospace Total	451,112	385,001	237,292	193,626

Test Systems	39,464	25,613	22,665	11,052

Total	$490,576	$410,614	$259,957	$204,678
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
For the six months ended July 4, 2026, revenue in the Flight Critical Electrical Power product line includes $2.6 million related to performance obligations satisfied in prior periods due to a change in estimate of variable consideration.
3) Inventories
Inventories consisted of the following:

(In thousands)	July 4, 2026	December 31, 2025
Finished Goods	$33,609	$32,838
Work in Progress	46,146	38,686
Raw Material	140,310	125,336
	$220,065	$196,860

4) Property, Plant and Equipment
Property, Plant and Equipment consisted of the following:

(In thousands)	July 4, 2026	December 31, 2025
Land	$8,869	$8,902
Buildings and Improvements	99,450	83,482
Machinery and Equipment	139,759	131,610
Construction in Progress	8,333	19,616
Total Property, Plant and Equipment, Gross	256,411	243,610
Less Accumulated Depreciation	140,843	136,532
Total Property, Plant and Equipment, Net	$115,568	$107,078
5) Intangible Assets
The following table summarizes acquired intangible assets as follows:

		July 4, 2026		December 31, 2025
(In thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	11 years	$2,146	$2,146	$2,146	$2,146
Non-compete Agreement	4 years	11,082	11,082	11,082	11,082
Trade Names	10 years	11,544	10,633	11,565	10,541
Completed and Unpatented Technology	9 years	47,944	46,260	47,980	45,207
Backlog	4 years	3,888	602	3,991	177
Customer Relationships	15 years	145,623	108,352	145,773	104,531
Licensing Agreement	13 years	6,760	520	6,760	260
Total Intangible Assets	13 years	$228,987	$179,595	$229,297	$173,944
All acquired intangible assets other than goodwill and one trade name are being amortized. Amortization expense for acquired intangibles is summarized as follows:

	Six Months Ended		Three Months Ended
(In thousands)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Amortization Expense	$5,771	$5,920	$2,884	$2,945
Amortization expense for acquired intangible assets expected for 2026 and for each of the next five years is summarized as follows:

(In thousands)
2026	$11,312
2027	$9,498
2028	$8,711
2029	$7,161
2030	$4,406
2031	$4,195

6) Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the six months ended July 4, 2026:

(In thousands)	December 31, 2025	Acquisition Adjustments	Foreign Currency Translation	July 4, 2026
Aerospace	$41,288	$1,048	$530	$42,866
Test Systems	21,635	—	—	21,635
	$62,923	$1,048	$530	$64,501
7) Long-term Debt and Notes Payable
Revolving Credit Facility
On October 22, 2025, the Company entered into a $300.0 million senior secured, cash flow-based revolving credit facility (the “Revolving Credit Facility”), which replaced the Company’s prior asset-based revolving credit facility, which was terminated. The scheduled maturity date for the Revolving Credit Facility is October 16, 2030. Under the terms of the Revolving Credit Facility, the Company pays interest on the unpaid principal amount outstanding at a rate equal to Term SOFR (as defined in the Revolving Credit Facility) plus an applicable margin ranging from 1.25% to 2.125%, determined based upon the Company’s Total Net Debt Leverage Ratio (as defined in the Revolving Credit Facility). The Company pays a quarterly commitment fee on unused Revolving Commitments ranging from 0.20% to 0.35%, determined based upon the Company’s Total Net Debt Leverage Ratio. The Revolving Credit Facility has an accordion feature that allows the Company to request incremental commitments of up to $100.0 million plus additional incremental amounts, subject to compliance with specified leverage requirements.
Pursuant to the Revolving Credit Facility, the Company is subject to a total net debt leverage ratio covenant that requires that the Company’s Total Net Debt Leverage Ratio may not exceed 4.50 to 1.00, a consolidated interest coverage ratio covenant that requires that the Company’s Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Facility) may not be less than 3.50 to 1.00, and a secured net debt leverage ratio covenant that requires that the Company’s Secured Net Debt Leverage Ratio (as defined in the Revolving Credit Facility) may not exceed 3.00 to 1.00. As of July 4, 2026, the Company was in compliance with these covenants.
There was $60.0 million outstanding and $237.8 million available for future borrowings, net of outstanding letters of credit, under the Revolving Credit Facility at July 4, 2026, and $85.0 million outstanding and $212.8 million available at December 31, 2025.
Unamortized deferred debt issuance costs associated with the Revolving Credit Facility were $2.7 million and $3.0 million as of July 4, 2026 and December 31, 2025, respectively, and are recorded within Other Assets. Debt issuance cost amortization expense was $0.6 million for each of the three months ended July 4, 2026 and June 28, 2025, and $1.2 million for each of the six months ended July 4, 2026 and June 28, 2025. All costs are amortized to interest expense over the term of the respective agreement.
Interest expense was $2.3 million and $3.1 million for the three months ended July 4, 2026 and June 28, 2025, respectively, and $4.7 million and $6.2 million for the six months ended July 4, 2026 and June 28, 2025, respectively.
2030 Convertible Notes
On December 3, 2024, the Company issued $165.0 million aggregate principal amount of 5.500% Convertible Senior Notes due 2030 (the “2030 Convertible Notes”). The 2030 Convertible Notes bear interest at a rate of 5.500% per annum, payable semi-annually in arrears on March 15 and September 15 of each year. The 2030 Convertible Notes will mature on March 15, 2030, unless earlier converted, redeemed or repurchased. As adjusted for the Company’s twenty percent Class B stock distribution, the conversion rate is 53.0389 shares of common stock per $1,000 principal amount of 2030 Convertible Notes, which represents a conversion price of $18.85 per share. The 2030 Convertible Notes are convertible at the option of the holders at any time on or after December 15, 2029, until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Company will satisfy its conversion obligations by paying and/or delivering, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election.
Beginning March 20, 2028, if the Company’s stock price has been at least 130% of the conversion price for a specified period of time, the 2030 Convertible Notes may be called at the option of the issuer. Under the same conditions, the Company can elect to redeem the 2030 Convertible Notes for cash. After the first quarter of 2025, if the Company’s stock price has been at least 130% of the conversion price for 20 of 30 trading days ending on and including the last trading day of the immediately preceding quarter, the 2030 Convertible Notes may be called at the option of the holder. During the fiscal quarter ended July 4, 2026, the Company’s stock price met the price trigger defined above, and therefore holders of the 2030 Convertible Notes will have the ability to convert their notes at their option at any time during the fiscal quarter ending October 3, 2026.
2031 Convertible Notes
On September 15, 2025, the Company issued $225.0 million aggregate principal amount of Convertible Senior Notes due 2031 (the “2031 Convertible Notes”). The 2031 Convertible Notes do not bear interest and will mature on January 15, 2031, unless earlier converted, redeemed or repurchased. As adjusted for the Company’s twenty percent Class B stock distribution, the conversion rate is 22.1283 shares of common stock per $1,000 principal amount of 2031 Convertible Notes, which represents a conversion price of $45.19 per share. The 2031 Convertible Notes are convertible at the option of the holders at any time on or after October 15, 2030, until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Company will satisfy its conversion obligations by paying cash up to the aggregate principal amount of the 2031 Convertible Notes to be converted and paying and/or delivering, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election, in respect of any amount in excess of the aggregate principal amount of the notes being converted.
Beginning January 22, 2029, if the Company’s stock price has been at least 130% of the conversion price for a specified period of time, the 2031 Convertible Notes may be called at the option of the Company. After the fourth quarter of 2025, if the Company’s stock price has been at least 130% of the conversion price for 5 of the first 20 trading days of a fiscal quarter, the 2031 Convertible Notes may be redeemed at the option of the holder during the 30‑trading day period beginning on, and including, the 21st trading day of such quarter. During the fiscal quarter ended July 4, 2026, the Company’s stock price met the price trigger defined above, and holders of the 2031 Convertible Notes had the ability to convert their notes at their option during the 30‑trading day period beginning on, and including, the 21st trading day of the quarter. No notes were converted.
The following table presents the outstanding principal amount and carrying value of the Convertible Notes as of the dates indicated:

	July 4, 2026			December 31, 2025
(In thousands)	Principal	Unamortized Debt Issuance Costs	Carrying Value	Principal	Unamortized Debt Issuance Costs	Carrying Value
2030 Convertible Notes	$33,000	$(902)	$32,098	$33,000	$(1,023)	$31,977
2031 Convertible Notes	225,000	(6,779)	218,221	225,000	(7,526)	217,474
Total	$258,000	$(7,681)	$250,319	$258,000	$(8,549)	$249,451
The Company estimates the fair value of the convertible notes based on quoted prices for these instruments in active markets and classifies these fair value measurements as Level 1 within the fair value hierarchy. The fair value of the 2031 Convertible Notes was approximately $378.2 million and $264.1 million as of July 4, 2026 and December 31, 2025, respectively. The fair value of the 2030 Convertible Notes was approximately $126.7 million and $84.8 million as of July 4, 2026 and December 31, 2025, respectively.
Capped Call Transactions
In connection with the issuance of the 2031 Convertible Notes, we entered into capped call transactions (the “Capped Calls”) with certain financial institutions. The Capped Calls are generally expected to reduce the potential dilution to the Company’s common stock upon any conversion of the 2031 Convertible Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted 2031 Convertible Notes, subject to a cap. As adjusted for the Company’s twenty percent Class B stock distribution, the cap price of the Capped Calls is approximately $68.44 per share of the Company’s common stock and is subject to certain adjustments under the terms of the capped call transactions. The Capped Calls expire January 15, 2031.
The Company used approximately $26.9 million of the net proceeds from the 2031 Convertible Notes to purchase the Capped Calls. These instruments are classified as equity and recorded within additional paid-in capital in the Consolidated Condensed Statements of Changes in Stockholders’ Equity.

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
Activity in the warranty accrual, which is included in Accrued Expenses and Other Current Liabilities on the Consolidated Condensed Balance Sheets, is summarized as follows:

	Six Months Ended		Three Months Ended
(In thousands)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Balance at Beginning of Period	$20,740	$18,081	$19,525	$17,611
Warranties Issued	2,523	3,401	1,574	2,494
Warranties Settled	(3,884)	(2,928)	(2,075)	(1,608)
Change in Warranty Estimate	(411)	459	(56)	516
Balance at End of Period	$18,968	$19,013	$18,968	$19,013
9) Income Taxes
The effective tax rates were approximately 7.4% and 29.0% for the three months ended and 3.3% and 9.8% for the six months ended July 4, 2026 and June 28, 2025, respectively. Beginning with the 2025 tax year, U.S. domestic research and development costs can be expensed as incurred. In addition, there are options to expense any remaining unamortized research and development costs that were previously capitalized during the 2022 through 2024 tax years. The tax rate in the 2026 period was favorably impacted by the reversal of valuation allowances related to net operating losses expected to be utilized in the 2026 period and previously capitalized research and development costs that are expected to be expensed in the 2026 period, partially offset by certain timing differences. In addition, the tax rate in the 2026 period was impacted by state and foreign income taxes and a discrete adjustment to recognize a benefit from deductible stock-based compensation expense.
The Company records a valuation allowance against the deferred tax assets if and to the extent it is more likely than not that the Company will not recover the deferred tax assets. In evaluating the need for a valuation allowance, the Company weighs all relevant positive and negative evidence, and considers among other factors, historical financial performance, projected future taxable income, scheduled reversals of deferred tax liabilities, the overall business environment, and tax planning strategies. After considering the losses in recent periods and cumulative pre-tax losses in the three-year period ending with the most recently completed fiscal year, the Company determined that projections of future taxable income could not be relied upon as a source of income to realize its deferred tax assets. However, the Company is relying on a significant portion of its existing deferred tax liabilities for the realizability of deferred tax assets, which required us to reverse a portion of the valuation allowance associated with such deferred tax assets expected to be so realized. Accordingly, during the years ended December 31, 2025 and 2024, the Company determined that a portion of its deferred tax assets were not expected to be realizable in the future and the Company continues to maintain the valuation allowance against its residual amount of deferred tax assets as of July 4, 2026.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. The OBBBA permanently extends and modifies significant provisions enacted in 2017 as part of the Tax Cuts and Jobs Act (“TCJA”) that were originally set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, many of which were not in effect until 2026. Key provisions of the OBBBA relevant to the Company’s operations include immediate expensing of certain domestic research and development expenses and domestic capital expenditures beginning in 2025 as well as changes to various U.S. international tax provisions beginning in 2026. These provisions of the OBBBA have favorably impacted the Company’s effective tax rate and cash tax rate for the 2025 and 2026 tax years and are expected to have favorable impacts in future years. Changes in tax laws may affect recorded deferred tax assets and deferred tax liabilities and our effective tax rate in the future and the Company is continuing to evaluate the impacts of the new legislation.

10) Earnings Per Share
The following table sets forth the computation of basic earnings per share:

	Six Months Ended		Three Months Ended
(In thousands, except per share amounts)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Basic Earnings per Common Share:
Net Income - Basic	$60,600	$10,842	$35,060	$1,314
Weighted Average Shares - Basic	42,944	42,416	43,008	42,487
Basic Earnings per Common Share	$1.41	$0.26	$0.82	$0.03
The following table sets forth the computation of diluted net income per share:

	Six Months Ended		Three Months Ended
(In thousands, except per share amounts)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Diluted Earnings per Common Share:
Net Income - Diluted	$60,600	$10,842	$35,060	$1,314

Weighted Average Shares - Basic	42,944	42,416	43,008	42,487
Net Effect of Dilutive Stock Awards	1,783	855	1,819	1,154
Net Effect of Dilutive Convertible Notes	1,492	—	1,708	—
Weighted Average Shares - Diluted	46,219	43,271	46,535	43,641

Diluted Earnings per Common Share	$1.31	$0.25	$0.75	$0.03
The above information has been adjusted to reflect the impact of the twenty percent distribution of Class B Stock for shareholders of record on June 15, 2026.
The Company includes the dilutive effect of shares issuable upon conversion of its Convertible Notes in the calculation of diluted income per share using the if-converted method. The Company has the option for the 2030 Convertible Notes to settle the conversion value in any combination of cash or shares, and as such, the maximum number of shares issuable are included in the dilutive share count if the effect would be dilutive. The Company excluded all impacts of the 2030 Convertible Notes from the computation of diluted earnings per share at the three and six months ended July 4, 2026 as the effect would be anti-dilutive. The Company will settle the principal amount of the 2031 Convertible Notes by paying cash and settle the premium in any combination of cash or shares. The Company’s average stock price during the period outstanding was above the conversion price for the 2031 Convertible Notes, therefore incremental shares were included in diluted earnings per share at the three and six months ended July 4, 2026.
Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted earnings per share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive.
Antidilutive shares excluded from diluted earnings per share computations as of the date indicated were as follows:

	Six Months Ended		Three Months Ended
(In thousands)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Stock Options and Unvested RSUs	—	522	—	479
2030 Convertible Notes	1,750	8,751	1,750	8,751
Total Antidilutive Securities	1,750	9,273	1,750	9,230

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
At-the-Market Equity Offering
On August 8, 2023, the Company initiated an at-the-market equity offering program (the “ATM Program”) for the sale from time to time of shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $30.0 million. During the three and six months ended July 4, 2026 and June 28, 2025, the Company did not sell any shares of its common stock under the ATM Program. As of July 4, 2026, the Company had remaining capacity under the ATM Program to sell shares of common stock having an aggregate offering price up to approximately $8.2 million.
Comprehensive (Loss) Income and Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

(In thousands)	July 4, 2026	December 31, 2025
Foreign Currency Translation Adjustments	$(7,105)	$(5,152)
Retirement Liability Adjustment – Before Tax	(1,285)	(1,540)
Tax Benefit of Retirement Liability Adjustment	2,282	2,282
Retirement Liability Adjustment – After Tax	997	742
Accumulated Other Comprehensive Loss	$(6,108)	$(4,410)
The components of other comprehensive (loss) income are as follows:

	Six Months Ended		Three Months Ended
(In thousands)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Foreign Currency Translation Adjustments	$(1,953)	$2,931	$(798)	$2,179
Retirement Liability Adjustments:
Reclassifications to Selling, General and Administrative Expenses:
Amortization of Prior Service Cost	193	193	96	97
Amortization of Net Actuarial Losses (Gains)	62	(665)	32	(333)
Retirement Liability Adjustment	255	(472)	128	(236)
Other Comprehensive (Loss) Income	$(1,698)	$2,459	$(670)	$1,943
12) Sales to Major Customers
The loss of major customers or a significant reduction in business with a major customer would significantly, and negatively impact our sales and earnings. In the three and six months ended July 4, 2026, the Company had one major customer over 10% of consolidated sales primarily in the Aerospace segment. Sales to The Boeing Company (“Boeing”) accounted for 12.0% and 11.1% of consolidated sales in the three and six months ended July 4, 2026. Accounts receivable from Boeing on July 4, 2026 were approximately $27.1 million. In the three and six months ended June 28, 2025, the Company had no major customers over 10% of consolidated sales.
13) Legal Proceedings and Other Matters
Legal Proceedings
One of the Company’s Aerospace subsidiaries is involved in numerous patent infringement actions brought by Lufthansa Technik AG (“Lufthansa”) in Germany, the United Kingdom (“UK”) and France. The Company is vigorously defending all such litigation and proceedings. Additional information about these legal proceedings can be found in Note 19, Legal Proceedings and Other Matters, to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in the 2025 10-K.

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
The reserve for the German indirect claim and interest was approximately $17.8 million at July 4, 2026 and $17.6 million at December 31, 2025. The Company currently believes it is unlikely that the damages in the German indirect proceedings and related interest will be paid within the next twelve months. Therefore, the liability related to this matter is classified within Other Liabilities (non-current) in the Consolidated Condensed Balance Sheets at July 4, 2026 and December 31, 2025.
In the matter before the UK High Court of Justice, Lufthansa had pleaded its case for monetary compensation at a separate trial which was conducted in October 2024. Both the Company and Lufthansa submitted to the UK High Court of Justice calculations of the estimated profits derived from the reports of the parties’ respective financial experts. The account of profits trial judgment was published on February 21, 2025 by the court in the amount of $11.9 million. Such amount was recorded as a liability in the Company’s Consolidated Financial Statements as of December 31, 2024. Following a consequential hearing on March 20, 2025, the amount was adjusted upwards by $0.5 million related to the resolution of a provisional item. Additionally, on April 30, 2025, the UK High Court of Justice issued a draft order related to interest associated with damages, which obligated the Company to accrue a reserve estimate of $5.7 million relating to such interest associated with the damages. Both of these amounts were recorded within Selling, General and Administrative Expenses in the Company’s Consolidated Condensed Statement of Operations during the first quarter of 2025.
There was a further consequential hearing on May 16, 2025 which addressed applications concerning interest on the ordered damages, permission to appeal the court’s findings in these matters, as well as the issue of reimbursement of legal fees in the damages phase of the litigation. The Company was ordered to make payments of $5.7 million in relation to previously accrued interest and $3.5 million for partial reimbursement of Lufthansa’s legal costs. The legal cost reimbursement was recorded within Selling, General and Administrative Expenses in the Company’s Consolidated Condensed Statement of Operations during the second quarter of 2025.
During the three and six months ended June 28, 2025, the Company made payments totaling $21.6 million, in satisfaction of the liabilities for damages, interest and provisional legal fee reimbursement.
Both the Company and Lufthansa were granted permission to appeal the rulings by the UK High Court of Justice. The appeals were heard by the UK Court of Appeal in July 2026 and judgment was handed down on July 27, 2026. The Court’s judgment is that Lufthansa failed in its appeal and the Company succeeded in one of its appeals. The Company’s position is that approximately $2.2 million (including interest) of the damages paid by the Company to Lufthansa following the judgments in February 2025 and April 2025 is due to be repaid to the Company by Lufthansa. The Company is seeking an order for repayment of this money from the Court of Appeal. The Company is also seeking from the Court of Appeal that a portion of its legal expense for the appeals and the first instance damages trial is reimbursed; such amount has not yet been estimated. It is possible for either side to seek permission to appeal to the UK Supreme Court. No such applications have yet been made by either side. The Company expects to record the gain for the damages repayment as well as the legal fee reimbursement as an offset to Selling, General and Administrative Expense in the quarter in which the Court orders such payments.
A liability for reimbursement of Lufthansa’s legal expenses associated with the UK matter, exclusive of the damages phase, was approximately $1.0 million at July 4, 2026 and December 31, 2025, which is expected to be paid within the next twelve months and, as such, is classified in Accrued Expenses and Other Current Liabilities in the accompanying Consolidated Condensed Balance Sheets as of July 4, 2026 and December 31, 2025.
With respect to the proceeding in France, the Court of Appeal of Paris is set to hear the appeal on nullity on October 28, 2026. Should the Court find the patent to be valid, the trial date for the infringement and damages is scheduled for December 2027. As loss exposure is not probable and estimable at this time, the Company has not recorded any liability with respect to the French matter at July 4, 2026 or December 31, 2025.
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
There were no other significant developments in any of these matters during the three months ended July 4, 2026.

Other than these proceedings, we are not party to any significant pending legal proceedings that management believes will result in a material adverse effect on our financial condition or results of operations.
Other Matters
On February 20, 2026, the U.S. Supreme Court struck down certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). Following the Supreme Court decision, the U.S. Administration announced a new 10% global tariff under Section 122 of the Trade Act of 1974, which was subsequently struck down on May 7, 2026 by the U.S. Court of International Trade. Refunds of previously paid tariffs represent gain contingencies under ASC 450-30. Consistent with this guidance, the Company recognizes such refunds as a reduction of Cost of Products Sold in the period in which the gain is realized or realizable, generally when cash is received. Refunds that have been approved but not yet received, or that remain subject to appeal, further agency action, or other contingencies, are not recognized until realization criteria are met.
As a result, during the three and six months ended July 4, 2026, the Company received $2.0 million in IEEPA tariff refunds in the Consolidated Condensed Statement of Operations. The ultimate impact of these developments on our future financial results remains uncertain, including the timing and extent of any future refunds of tariffs previously paid under IEEPA and the nature, scope, and rate of any replacement tariffs or other trade measures that may be implemented.
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

Segment information and reconciliations to consolidated amounts are as follows:

	Six Months Ended		Three Months Ended
(In thousands)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Sales:
Aerospace	$451,135	$385,035	$237,292	$193,647
Less Inter-segment Sales	(23)	(34)	—	(21)
Total Aerospace Sales	451,112	385,001	237,292	193,626
Test Systems	39,498	25,933	22,674	11,341
Less Inter-segment Sales	(34)	(320)	(9)	(289)
Total Test Systems Sales	39,464	25,613	22,665	11,052
Total Consolidated Sales	490,576	410,614	259,957	204,678
Less[1]
Cost of Products Sold:
Aerospace	298,267	271,627	155,140	138,735
	66.1%	70.6%	65.4%	71.7%
Test Systems	30,279	25,311	17,920	13,116
	76.7%	98.8%	79.1%	118.7%
Other Segment Items[2]
Aerospace	69,249	73,071	33,888	36,852
Test Systems	8,190	9,235	4,153	4,646

Operating Profit and Margins:
Aerospace	83,596	40,303	48,264	18,039
	18.5%	10.5%	20.3%	9.3%
Test Systems[3]	995	(8,933)	592	(6,710)
	2.5%	(34.9)%	2.6%	(60.7)%
Total Operating Profit	84,591	31,370	48,856	11,329
	17.2%	7.6%	18.8%	5.5%
Deductions from Segment Measure of Operating Profit:
Interest Expense, Net of Interest Income	4,668	6,247	2,332	3,097
Corporate Expenses and Other	17,284	13,098	8,670	6,381
Income Before Income Taxes	$62,639	$12,025	$37,854	$1,851
1 The significant expenses and amounts presented align with the segment-level information that is regularly provided to the CODM. Inter-segment expenses are included within the amounts shown.
2 Other segment items include Selling, General and Administrative Expenses, Research and Development Expenses, and sublease and rental income.
3 In the three and six months ended June 28, 2025, revisions of estimated costs to complete certain long-term mass transit Test contracts had an adverse impact to operating profit of $6.9 million and $8.8 million, respectively.

(In thousands)	July 4, 2026	December 31, 2025
Total Assets:
Aerospace	$614,128	$570,294
Test Systems	126,664	119,603
Corporate	20,052	16,781
Total Assets	$760,844	$706,678

	Six Months Ended		Three Months Ended
(In thousands)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Depreciation and Amortization:
Aerospace	$11,205	$8,955	$5,826	$4,457
Test Systems	1,002	1,990	497	912
Corporate	28	21	18	9
Total Depreciation and Amortization	$12,235	$10,966	$6,341	$5,378

Capital Expenditures:
Aerospace	$16,221	$6,525	$5,490	$4,443
Test Systems	605	185	176	162
Corporate	43	—	43	—
Total Capital Expenditures	$16,869	$6,710	$5,709	$4,605
15) Fair Value
There were no financial assets or liabilities carried at fair value measured on a recurring basis on July 4, 2026 or December 31, 2025.
There were no non-recurring fair value measurements performed in the six months ended July 4, 2026 and June 28, 2025.
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
16) Acquisitions
Envoy Aerospace, LLC
On June 30, 2025, the Company purchased the membership interests of Envoy Aerospace, LLC (“Envoy Aerospace”), located in Aurora, Illinois. Envoy Aerospace is an FAA Organization Designation Authorization (“ODA”) services provider. Envoy Aerospace is included in our Aerospace segment. The total purchase price was approximately $8.3 million, net of cash acquired and the estimated closing adjustment. Of the purchase price, $4.5 million was paid at the closing date and $2.0 million was paid on the first anniversary of the closing date. A payment of $1.8 million becomes payable by the Company following the second anniversary of the closing date based on the achievement of certain milestones. The Company has finalized the purchase price allocation. Purchased intangible assets and goodwill are expected to be deductible for tax purposes over 15 years. This transaction was not considered material to the Company’s financial position or results of operations.
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
On October 22, 2025, the Company entered into the $300.0 million senior secured Revolving Credit Facility. The Revolving Credit Facility replaced the Company’s ABL Revolving Credit Facility which was terminated. The Revolving Credit Facility subjects us to various financial and other affirmative and negative covenants with which we must comply on an ongoing or periodic basis. These include financial covenants pertaining to a total leverage ratio, a consolidated interest coverage ratio, and a secured net debt leverage ratio requirement. An unexpected decline in our revenues or operating income, including occurring as a result of events beyond our control, could cause us to violate our financial covenants.
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
On February 20, 2026, the U.S. Supreme Court struck down certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). Following the Supreme Court decision, the U.S. Administration announced a new 10% global tariff under Section 122 of the Trade Act of 1974, which was subsequently struck down on May 7, 2026 by the U.S. Court of International Trade. Refunds of previously paid tariffs represent gain contingencies under ASC 450-30. Consistent with this guidance, the Company recognizes such refunds as a reduction of Cost of Products Sold in the period in which the gain is realized or realizable, generally when cash is received. Refunds that have been approved but not yet received, or that remain subject to appeal, further agency action, or other contingencies, are not recognized until realization criteria are met.
As a result, during the three and six months ended July 4, 2026, the Company received $2.0 million in IEEPA tariff refunds in the Consolidated Condensed Statement of Operations. The ultimate impact of these developments on our future financial results remains uncertain, including the timing and extent of any future refunds of tariffs previously paid under IEEPA and the nature, scope, and rate of any replacement tariffs or other trade measures that may be implemented.

CONSOLIDATED RESULTS OF OPERATIONS

	Six Months Ended		Three Months Ended
($ in thousands)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Sales	$490,576	$410,614	$259,957	$204,678
Gross Profit (sales less cost of products sold)	$162,030	$113,676	$86,897	$52,827
Gross Margin	33.0%	27.7%	33.4%	25.8%
Research and Development Expenses	$22,958	$22,639	$10,869	$11,572
Selling, General and Administrative Expenses (“SG&A”)	$71,375	$73,142	$35,561	$36,497
SG&A Expenses as a Percentage of Sales	14.5%	17.8%	13.7%	17.8%
Interest Expense, Net	$4,668	$6,247	$2,332	$3,097
Effective Tax Rate	3.3%	9.8%	7.4%	29.0%
Net Income	$60,600	$10,842	$35,060	$1,314
A discussion by segment can be found in “Segment Results of Operations” in this MD&A.
CONSOLIDATED SECOND QUARTER RESULTS
Growth in sales was driven by the Aerospace segment’s continued strength in demand primarily from the Commercial Transport market, including $5.9 million from the acquisition of BMA. Aerospace sales increased $43.7 million, or 22.6%, while Test Systems sales grew $11.6 million, or 105.1%. Test Systems sales in the prior year were negatively impacted by $6.4 million due to revisions of estimated costs to complete certain long-term mass transit contracts.
Consolidated cost of products sold in the second quarter of 2026 was $173.1 million, compared with $151.9 million in the second quarter of 2025, primarily due to higher volume. This increase was partially offset by a $2.0 million IEEPA tariff refund. The prior year included a $5.8 million charge related to Aerospace simplification initiatives.
SG&A decreased $0.9 million. Litigation-related expenses were down $0.9 million, and the prior-year period included a $3.5 million legal fee reimbursement charge relating to the patent infringement dispute in the UK. These decreases were mostly offset by higher wages and benefits, higher incentive-based compensation expenses driven by increased profitability, and incremental expenses related to the acquired BMA business. R&D was down $0.7 million reflecting the timing of projects.
Interest expense was down $0.8 million, or 24.7%, on lower rates following the September 2025 refinancing activities. Tax expense in the quarter of $2.8 million reflects the benefits of a partial valuation allowance reversal and research and development costs expected to be expensed.
Consolidated net income of $0.75 per diluted share improved from $0.03 per diluted share in the prior-year period from stronger operating profit.
Bookings of $306.2 million in the quarter resulted in a book-to-bill ratio of 1.18:1. For the trailing twelve months, bookings totaled $1.06 billion and the book-to-bill ratio was 1.13:1. Backlog at the end of the quarter was $780.6 million.
CONSOLIDATED YEAR-TO-DATE RESULTS
Growth in sales was driven by the Aerospace segment’s continued strength in demand primarily from the Commercial Transport market, including $10.5 million from the acquisition of BMA. Aerospace sales increased $66.1 million, or 17.2%, while Test Systems sales grew $13.9 million, or 54.1%. In the prior year, year-to-date consolidated sales were negatively impacted by $8.3 million, resulting from revisions of estimated costs to complete certain long-term mass transit contracts in the Test Systems segment.
Consolidated cost of products sold in the first half of 2026 was $328.5 million, compared with $296.9 million in the same prior-year period primarily attributable to higher volume. The prior year included a $5.8 million charge related to Aerospace simplification initiatives.
SG&A decreased $1.8 million. Litigation-related expenses were down $2.1 million and the prior-year period included $9.7 million reserve adjustment relating to the patent infringement dispute in the UK. These decreases were mostly offset by higher wages and benefits, higher incentive-based compensation expenses driven by increased profitability, and the incremental expenses related with the acquired BMA business. R&D was up $0.3 million reflecting the timing of projects.

Interest expense was down $1.6 million, or 25.3%, on lower rates following the September 2025 refinancing activities. Tax expense in the first half of 2026 was $2.0 million compared with tax expense of $1.2 million in the prior-year period, mostly as a result of a $2.7 million discrete adjustment for the expected benefit of a stock-based compensation deduction along with a partial valuation allowance reversal associated with an expected net operating loss deduction and with research and development costs that are expected to be expensed for tax purposes in the current year under the One Big Beautiful Bill Act. Tax expense in the prior year was partially offset by a $1.1 million discrete adjustment to reverse certain federal and state deferred tax liabilities.
Consolidated net income of $1.31 per diluted share improved from $0.25 per diluted share in the prior-year period from stronger operating profit.
Bookings of $596.6 million in the first half of 2026 resulted in a book-to-bill ratio of 1.22:1.
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
AEROSPACE SEGMENT

	Six Months Ended		Three Months Ended
($ in thousands)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Sales	$451,135	$385,035	$237,292	$193,647
Less Inter-segment Sales	(23)	(34)	—	(21)
Total Aerospace Sales	$451,112	$385,001	$237,292	$193,626
Operating Profit	$83,596	$40,303	$48,264	$18,039
Operating Margin	18.5%	10.5%	20.3%	9.3%

Aerospace Sales by Market	Six Months Ended		Three Months Ended
(In thousands)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Commercial Transport	$333,425	$283,115	$177,006	$145,573
Military Aircraft	64,133	60,696	30,631	27,433
General Aviation	49,052	33,613	27,603	18,370
Other	4,502	7,577	2,052	2,250
	$451,112	$385,001	$237,292	$193,626

Aerospace Sales by Product Line	Six Months Ended		Three Months Ended
		Recast		Recast
(In thousands)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Inflight Entertainment & Connectivity	$236,756	$209,012	$126,008	$105,902
Lighting & Safety	111,977	108,057	59,170	56,100
Flight Critical Electrical Power	48,423	37,146	23,660	15,832
Seat Motion	42,065	16,889	22,186	10,217
Other	11,891	13,897	6,268	5,575
	$451,112	$385,001	$237,292	$193,626
Beginning in the current year, the Company reorganized its product line structure to align with changes in internal reporting. Prior‑period disaggregated revenue information has been recast to conform to the current‑period presentation.

(In thousands)	July 4, 2026	December 31, 2025
Total Assets	$614,128	$570,294
Backlog	$657,212	$600,803

AEROSPACE SECOND QUARTER RESULTS
Aerospace segment sales of $237.3 million increased $43.7 million, or 22.6%. Sales in the Commercial Transport market increased $31.4 million, or 21.6%. Growth was primarily related to increased demand for seat motion and inflight entertainment & connectivity (“IFEC”) products. General Aviation sales increased $9.2 million, or 50.3%, to $27.6 million due to higher IFEC sales of VVIP products. Military Aircraft sales increased $3.2 million, or 11.7%, to $30.6 million due to increased sales of flight critical airframe power products.
Aerospace segment operating profit of $48.3 million, or 20.3% of sales, improved over the prior-year period reflecting the leverage gained on higher volume, improving production efficiencies, a $2.0 million IEEPA tariff refund, a $4.6 million decrease in litigation-related expenses and legal reserve adjustments related to the UK patent dispute previously discussed, and the absence of a $6.2 million charge for simplification initiatives in the prior-year period.
Aerospace bookings were $243.1 million for a book-to-bill ratio of 1.02:1. Backlog for the Aerospace segment was $657.2 million at quarter end.
AEROSPACE YEAR-TO-DATE RESULTS
Aerospace segment sales of $451.1 million increased $66.1 million, or 17.2%. Sales in the Commercial Transport market increased $50.3 million, or 17.8%. Growth was primarily related to increased demand for seat motion and IFEC products. General Aviation sales increased $15.4 million, or 45.9%, to $49.1 million due to higher IFEC product sales to the VVIP market. Military Aircraft sales increased $3.4 million with the prior-year period. Other sales decreased $3.1 million as the Company has wound down its non-core contract manufacturing arrangements.
Aerospace segment operating profit of $83.6 million, or 18.5% of sales, improved over the prior-year period reflecting the leverage gained on higher volume, improving production efficiencies, a $2.8 million catch-up of profit on the MV-75 FLRAA program based on revised program estimates, a $11.6 million decrease in litigation-related expenses and legal reserve adjustments related to the UK patent dispute previously discussed, and the absence of a $6.5 million charge for simplification initiatives in the prior-year period.
Aerospace bookings of $507.5 million in the first half of 2026 resulted in a book-to-bill ratio of 1.13:1.
TEST SYSTEMS SEGMENT

	Six Months Ended		Three Months Ended
($ in thousands)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Sales	$39,498	$25,933	$22,674	$11,341
Less Inter-segment Sales	(34)	(320)	(9)	(289)
Total Test Systems Sales	$39,464	$25,613	$22,665	$11,052
Operating Profit (Loss)	$995	$(8,933)	$592	$(6,710)
Operating Margin	2.5%	(34.9)%	2.6%	(60.7)%
All Test Systems sales are to the Government and Defense Market.

(In thousands)	July 4, 2026	December 31, 2025
Total Assets	$126,664	$119,603
Backlog	$123,346	$73,692
TEST SYSTEMS SECOND QUARTER RESULTS
Test Systems segment sales of $22.7 million were up $11.6 million from the comparator quarter in 2025. Segment sales in the prior-year period were negatively impacted by a $6.4 million revision of estimated costs to complete certain long-term mass transit contracts reducing revenue recognized in the period.
Test Systems segment operating profit was $0.6 million, compared with an operating loss of $6.7 million in the second quarter of 2025. The revisions to the estimated costs to complete had a $6.9 million detrimental impact to operating income in the prior year. Test Systems profitability continues to be negatively affected by mix and under absorption of fixed costs at current volume levels, as well as approximately $4.1 million of revenue in the current quarter at no margin related to dedicated raw materials for the U.S. Army and U.S. Marine Corps Radio Test programs. Margin on that revenue will be recognized through 2026 as production on those programs progress further.

Bookings for the Test Systems segment in the quarter were $63.1 million. The book-to-bill ratio was 2.78:1 for the quarter. Backlog for the Test Systems segment was $123.3 million at quarter end.
TEST SYSTEMS YEAR-TO-DATE RESULTS
Test Systems segment sales of $39.5 million were up $13.9 million from the comparator quarter in 2025. Segment sales in the prior-year period were negatively impacted by $8.3 million revision of estimated costs to complete certain long-term mass transit Test contracts reducing revenue recognized in the period.
Test Systems segment operating profit was $1.0 million, compared with an operating loss of $8.9 million in the first half of 2025. Test Systems profitability, while improving, continues to be negatively affected by mix and under absorption of fixed costs at current volume levels. In the prior-year period, the revisions to the estimated costs to complete had a $8.8 million detrimental impact to operating income.
Test Systems bookings of $89.1 million in the first half of 2026 resulted in a book-to-bill ratio of 2.26:1.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities:
Cash provided by operating activities totaled $40.7 million for the first six months of 2026, as compared with $13.0 million cash provided by operating activities during the same period in 2025. Cash flow from operating activities increased compared with the same period of 2025 reflecting higher cash earnings offset by higher working capital requirements, including higher inventory levels to support anticipated revenue growth in the coming quarters. Cash provided by operating activities in the prior-year period included $21.6 million in payments related to the UK patent dispute and $12.8 million in net income tax payments.
Investing Activities:
Cash used for investing activities was $16.9 million for the first six months of 2026 compared with $6.7 million in cash used for investing activities in the same period of 2025 reflecting elevated capital expenditures for necessary catch-up investments on previously deferred spending as well as the consolidation of operations and capacity improvement in a new Seattle facility.
Financing Activities:
Cash used for financing activities totaled $32.7 million for the first six months of 2026, as compared with cash used for financing activities of $12.5 million during the same prior-year period. The Company made net payments on long-term debt of $25.0 million compared to $10.0 million in the prior-year period.
Cash on hand at the end of the quarter was $9.0 million. Net debt was $309.0 million, compared with $324.8 million at the end of 2025.
Our ability to maintain sufficient liquidity and comply with financial debt covenants is highly dependent upon achieving expected operating results. Failure to achieve expected operating results could have a material adverse effect on our liquidity, our ability to obtain financing or access our existing financing, and our operations in the future and could allow our debt holders to demand payment of all outstanding amounts. As of July 4, 2026, we are in compliance with all covenants under each of our financing arrangements. Our financing arrangements are more fully discussed in Note 7, Long-term Debt and Notes Payable, to the Consolidated Condensed Financial Statements in Item 1, Financial Statements, of this report for additional details.
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
On August 8, 2023, the Company initiated an at-the-market equity offering program (the “ATM Program”) for the sale from time to time of shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $30.0 million. During the three and six months ended July 4, 2026, and June 28, 2025, the Company did not sell any shares of its common stock under the ATM Program. As of July 4, 2026, the Company had remaining capacity under the ATM Program to sell shares of common stock having an aggregate offering price up to approximately $8.2 million.

OFF BALANCE SHEET ARRANGEMENTS
We do not have any material off balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.
BACKLOG
The Company’s backlog on July 4, 2026 was $780.6 million compared with $674.5 million on December 31, 2025 and $645.4 million on June 28, 2025.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Our contractual obligations and commitments have not changed materially from the disclosures in our 2025 10-K.
MARKET RISK
Although the majority of our sales, expenses, and cash flows are transacted in U.S. dollars, we have exposure to changes in foreign currency exchange rates related primarily to the Euro and the Canadian dollar. The Company believes that the impact of changes in foreign currency exchange rates on its business and financial results for the three and six months ended July 4, 2026 was not significant.
The future impacts of U.S. trade policies, treaties, and tariffs and their residual effects, including economic uncertainty, inflationary environment, and disruption within the global supply chain, and aerospace industry, on our business remain uncertain. As we cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and various other countries, what products may be subject to such actions, what actions may be taken by the other countries in retaliation, and what actions we may be able to take to address and mitigate such tariffs, the ultimate financial impact on our results cannot be reasonably estimated but could be material. The impact of tariffs on its business and financial results for the three and six months ended July 4, 2026 was approximately $0.7 million and $3.2 million, respectively, net of $2.0 million of IEEPA tariff refunds.
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

Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer (its Principal Executive Officer) and Chief Financial Officer (its Principal Financial and Principal Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 4, 2026. Based on that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 4, 2026.
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
Currently, we are involved in legal proceedings relating to an allegation of patent infringement and, based on rulings to date, we have concluded that losses related to certain of these proceedings are probable. For a discussion of contingencies related to legal proceedings as of July 4, 2026, see Note 13, Legal Proceedings and Other Matters, to the Consolidated Condensed Financial Statements in Item 1, Financial Statements, of this report.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our purchases of our common stock for the three months ended July 4, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Program (1)
April 5, 2026 - May 2, 2026	—	$—	—	$41,483,815
May 3, 2026 - May 30, 2026	—	$—	—	$41,483,815
May 31, 2026 - July 4, 2026	—	$—	—	$41,483,815
(1) On September 17, 2019, the Company’s Board of Directors authorized a share repurchase program. This program authorizes Company repurchases of up to $50 million of its common stock. Cumulative repurchases under this plan were approximately 310,000 shares at a cost of $8.5 million before the 10b5-1 plan associated with the share repurchase program was terminated on February 3, 2020.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Officers
(c) During the three months ended July 4, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit 10.1	2026 Long Term Incentive Plan, incorporated by reference to Exhibit A to the registrant’s Definitive Proxy Statement on Schedule 14A for the 2026 Annual Meeting of Shareholders, as filed with the SEC on April 17, 2026.

Exhibit 10.2	2026 Employee Stock Purchase Plan, incorporated by reference to Exhibit B to the registrant’s Definitive Proxy Statement on Schedule 14A for the 2026 Annual Meeting of Shareholders, as filed with the SEC on April 17, 2026.

Exhibit 31.1*	Section 302 Certification - Chief Executive Officer

Exhibit 31.2*	Section 302 Certification - Chief Financial Officer

Exhibit 32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101*	The financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended July 4, 2026, formatted in Inline XBRL

Exhibit 101.INS*	Inline XBRL Instance Document

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 104*	Cover Page Interactive Data File (the cover page Inline XBRL tags are embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRONICS CORPORATION
(Registrant)
Date:	August 12, 2026	By:	/s/ Nancy L. Hedges
Nancy L. Hedges Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)