Form 10-Q
period 2026-10-03
ASTRONICS CORP
filed 2026-11-12
CIK 8063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 3, 2026
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 5, 2026, 43,126,709 shares of common stock were outstanding consisting of 37,622,640 shares of common stock ($.01 par value) and 5,504,069 shares of Class B common stock ($.01 par value).

Part I – Financial Information
Item 1. Financial Statements
ASTRONICS CORPORATION
Consolidated Condensed Balance Sheets
October 3, 2026 with Comparative Figures for December 31, 2025
(Unaudited)
(In thousands)

	October 3, 2026	December 31, 2025
Current Assets:
Cash and Cash Equivalents	$7,925	$18,180
Accounts Receivable, Net of Allowance for Estimated Credit Losses	256,994	204,672
Inventories	234,851	196,860
Prepaid Expenses and Other Current Assets	29,128	18,027
Total Current Assets	528,898	437,739
Property, Plant and Equipment, Net of Accumulated Depreciation	115,790	107,078
Operating Right-of-Use Assets	30,266	32,269
Other Assets	16,496	11,316
Intangible Assets, Net of Accumulated Amortization	46,407	55,353
Goodwill	67,533	62,923
Total Assets	$805,390	$706,678
Current Liabilities:
Accounts Payable	$69,911	$41,080
Current Operating Lease Liabilities	5,928	5,802
Accrued Expenses and Other Current Liabilities	75,464	68,324
Customer Advance Payments and Deferred Revenue	28,534	26,069
Total Current Liabilities	179,837	141,275
Long-term Debt	284,753	334,451
Long-term Operating Lease Liabilities	35,478	38,101
Other Liabilities	49,866	52,777
Total Liabilities	549,934	566,604
Shareholders’ Equity:[1]
Common Stock	459	456
Accumulated Other Comprehensive Loss	(6,776)	(4,410)
Other Shareholders’ Equity	261,773	144,028
Total Shareholders’ Equity	255,456	140,074
Total Liabilities and Shareholders’ Equity	$805,390	$706,678
See notes to Consolidated Condensed Financial Statements.

1 Prior-period Shareholders’ Equity balances have been adjusted to reflect the impact of the twenty percent Class B stock distribution to shareholders of record on June 15, 2026, with no impact on Total Shareholders’ Equity.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Operations
Three and Nine Months Ended October 3, 2026 with Comparative Figures for 2025
(Unaudited)
(In thousands, except per share data)

	Nine Months Ended		Three Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Sales	$762,255	$622,061	$271,679	$211,447
Cost of Products Sold	506,251	443,874	177,705	146,936
Gross Profit	256,004	178,187	93,974	64,511
Research and Development Expenses	32,230	32,849	9,272	10,210
Selling, General and Administrative Expenses	102,094	104,388	30,719	31,246
Income from Operations	121,680	40,950	53,983	23,055
Loss on Settlement of Debt	—	32,644	—	32,644
Other Expense (Income), Net	580	(562)	190	(185)
Interest Expense, Net of Interest Income	6,506	9,167	1,838	2,920
Income (Loss) Before Income Taxes	114,594	(299)	51,955	(12,324)
Provision for (Benefit from) Income Taxes	1,790	(43)	(249)	(1,226)
Net Income (Loss)	$112,804	$(256)	$52,204	$(11,098)
Earnings (Loss) Per Share:
Basic[1]	$2.63	$(0.01)	$1.21	$(0.26)
Diluted[1]	$2.36	$(0.01)	$1.08	$(0.26)
See notes to Consolidated Condensed Financial Statements.

1All per share information have been adjusted to reflect the impact of the twenty percent Class B stock distribution to shareholders of record on June 15, 2026.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Comprehensive Income (Loss)
Three and Nine Months Ended October 3, 2026 with Comparative Figures for 2025
(Unaudited)
(In thousands)

	Nine Months Ended		Three Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net Income (Loss)	$112,804	$(256)	$52,204	$(11,098)
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(2,747)	2,552	(794)	(379)
Retirement Liability Adjustment – Net of Tax	381	(709)	126	(237)
Total Other Comprehensive (Loss) Income	(2,366)	1,843	(668)	(616)
Comprehensive Income (Loss)	$110,438	$1,587	$51,536	$(11,714)
See notes to Consolidated Condensed Financial Statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Cash Flows
Nine Months Ended October 3, 2026 with Comparative Figures for 2025
(Unaudited)

	Nine Months Ended
(In thousands)	October 3, 2026	September 27, 2025
Cash Flows from Operating Activities:
Net Income (Loss)	$112,804	$(256)
Adjustments to Reconcile Net Income (Loss) to Cash Flows from Operating Activities:
Non-cash items:
Depreciation and Amortization	18,538	16,129
Amortization of Deferred Financing Fees	1,800	1,805
Provisions for Non-cash Losses on Inventory and Receivables	4,663	6,062
Equity-based Compensation Expense	7,083	5,341
Deferred Tax Expense (Benefit)	1,001	(1,125)
Operating Lease Non-cash Expense	4,029	4,659
Simplification Initiative-related Non-cash Charges	—	6,229
Loss on Settlement of Debt	—	32,644
Other	1,945	(756)
Changes in Operating Assets and Liabilities Providing (Using) Cash:
Accounts Receivable	(53,793)	5,190
Inventories	(43,628)	(7,140)
Accounts Payable	29,265	8,271
Operating Lease Liabilities	(4,566)	(3,125)
Accrued Expenses	2,463	(14,719)
Income Taxes	(55)	(11,513)
Customer Advance Payments and Deferred Revenue	2,358	(2,317)
Tenant Improvement Allowance Refund	—	3,157
Cloud Computing Implementation Costs	(7,442)	—
Supplemental Retirement Plan Liabilities	(545)	(539)
Other Assets and Liabilities	(9,346)	(825)
Net Cash Provided by Operating Activities	66,574	47,172
Cash Flows from Investing Activities:
Capital Expenditures	(21,071)	(19,860)
Acquisition of Business, Net of Cash Acquired	—	(4,617)
Net Cash Used by Investing Activities	(21,071)	(24,477)
Cash Flows from Financing Activities:
Proceeds from Long-term Debt	44,000	86,143
Principal Payments on Long-term Debt	(95,000)	(11,143)
Proceeds from Issuance of Convertible Debt	—	225,000
Partial Repurchase of 2030 Notes	—	(285,752)
Payments for Capped Call Transactions	—	(26,888)
Financing-related Costs	—	(8,127)
Stock Award Activity	(2,007)	(1,730)
Other	(2,241)	(109)
Net Cash Used by Financing Activities	(55,248)	(22,606)
Effect of Exchange Rates on Cash	(510)	1,063
(Decrease) Increase in Cash and Cash Equivalents and Restricted Cash	(10,255)	1,152
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	18,180	18,428
Cash and Cash Equivalents and Restricted Cash at End of Period	$7,925	$19,580
Supplemental Disclosure of Cash Flow Information
Capital Expenditures in Accounts Payable (Non-Cash Investing Activities)	$—	$2,796
Interest Paid	$5,683	$7,593
Income Taxes Paid, Net	$814	$12,636

See notes to Consolidated Condensed Financial Statements.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Shareholders’ Equity
Three and Nine Months Ended October 3, 2026 with Comparative Figures for 2025
(Unaudited)
(In thousands)

	Nine Months Ended		Three Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Common Stock
Beginning of Period	$345	$329	$358	$337
Net Exercise of Stock Options, including ESPP	1	—	1	—
Net Issuance of Common Stock for Restricted Stock Units (“RSUs”)	1	1	—	—
Class B Stock Converted to Common Stock	53	9	41	2
End of Period	400	339	400	339
Convertible Class B Stock [1]
Beginning of Period	111	122	99	115
Net Exercise of Stock Options	1	—	1	—
Class B Stock Converted to Common Stock	(53)	(9)	(41)	(2)
End of Period	59	113	59	113
Additional Paid in Capital [1]
Beginning of Period	4,827	144,078	4,070	146,250
Partial Repurchase of 2030 Notes	—	(120,632)	—	(120,632)
Purchase of Capped Call Transactions	—	(26,888)	—	(26,888)
Equity-based Compensation Expense and Net Exercise of Stock Options, including ESPP	10,581	5,341	5,762	1,439
Tax Withholding Related to Issuance of RSUs	(5,505)	(1,730)	(64)	—
Cash Paid in Lieu of Fractional Shares from Stock Distribution	(135)	—	—	—
End of Period	9,768	169	9,768	169
Accumulated Comprehensive Loss
Beginning of Period	(4,410)	(3,863)	(6,108)	(1,404)
Foreign Currency Translation Adjustments	(2,747)	2,552	(794)	(379)
Retirement Liability Adjustment – Net of Taxes	381	(709)	126	(237)
End of Period	(6,776)	(2,020)	(6,776)	(2,020)
Retained Earnings
Beginning of Period	216,699	192,208	277,299	203,050
Partial Repurchase of 2030 Notes	—	(4,868)	—	(4,868)
Net Income (Loss)	112,804	(256)	52,204	(11,098)
End of Period	329,503	187,084	329,503	187,084
Treasury Stock
Beginning of Period	(77,498)	(76,777)	(77,498)	(76,777)
End of Period	(77,498)	(76,777)	(77,498)	(76,777)
Total Shareholders’ Equity	$255,456	$108,908	$255,456	$108,908
See notes to Consolidated Condensed Financial Statements.

1 Prior-period Shareholders’ Equity balances have been adjusted to reflect the impact of the twenty percent Class B stock distribution to shareholders of record on June 15, 2026, with no impact on Total Shareholders’ Equity.

ASTRONICS CORPORATION
Consolidated Condensed Statements of Shareholders’ Equity, Continued
Three and Nine Months Ended October 3, 2026 with Comparative Figures for 2025
(Unaudited)
(In thousands)

	Nine Months Ended		Three Months Ended
(Shares)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Common Stock
Beginning of Period	34,464	32,871	35,810	33,743
Net Issuance from Exercise of Stock Options, including ESPP	94	—	94	—
Net Issuance of Common Stock for RSUs	160	192	—	49
Class B Stock Converted to Common Stock	5,269	855	4,083	126
End of Period	39,987	33,918	39,987	33,918
Convertible Class B Stock[1]
Beginning of Period	11,132	12,252	9,947	11,523
Net Issuance from Exercise of Stock Options	21	—	20	—
Class B Stock Converted to Common Stock	(5,269)	(855)	(4,083)	(126)
End of Period	5,884	11,397	5,884	11,397
Treasury Stock
Beginning of Period	2,751	2,694	2,751	2,694
End of Period	2,751	2,694	2,751	2,694
See notes to Consolidated Condensed Financial Statements.

1 All share information have been adjusted to reflect the impact of the twenty percent Class B stock distribution to shareholders of record on June 15, 2026.

ASTRONICS CORPORATION
Notes to Consolidated Condensed Financial Statements
October 3, 2026
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
Operating Results
The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the nine months ended October 3, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
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
The changes in allowances for estimated credit losses for the three and nine months ended October 3, 2026 and September 27, 2025 consisted of the following:

	Nine Months Ended		Three Months Ended
(In thousands)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Balance at Beginning of the Period	$847	$2,377	$867	$842
Bad Debt Expense, Net of Recoveries	479	(129)	362	(24)
Write-off Charges Against the Allowance and Other Adjustments	(411)	(1,368)	(314)	62
Balance at End of the Period	$915	$880	$915	$880
Simplification Initiatives
In the second quarter of 2025, the Company initiated simplification activities in the Aerospace segment, including costs related to footprint rationalization and portfolio shaping. Restructuring charges, including impairments of inventory and other long-lived assets, were recorded as a result of these simplification initiatives. In the nine months ended September 27, 2025, the Company recorded $5.8 million and $0.4 million in simplification initiative charges to Cost of Products Sold and Selling, General and Administrative Expenses, respectively, in the accompanying Consolidated Condensed Statements of Operations. The Company recorded insignificant simplification initiative charges in the three and nine months ended October 3, 2026.
Cloud Computing Arrangements
The Company incurs costs to implement cloud computing arrangements hosted by third-party vendors. Implementation costs incurred during the application development phase are capitalized in accordance with ASC Topic 350-40, Intangibles—Goodwill and Other—Internal-Use Software, and are included in Other Non-Current Assets on the Consolidated Condensed Balance Sheets. Capitalized costs are amortized on a straight-line basis over the contractual term of the arrangement, beginning when the related cloud computing solution is ready for its intended use. Implementation costs are reflected within Cash from Operating Activities on the Consolidated Condensed Statements of Cash Flows. Amortization expense was insignificant for the three and nine months ended October 3, 2026 and September 27, 2025.
As of October 3, 2026 and December 31, 2025, the Company had capitalized implementation costs of $9.7 million and $2.8 million, respectively, which relate to a cloud computing implementation project being deployed in phases across the Company's subsidiaries. Costs are capitalized by subsidiary, with amortization of each unit’s capitalized costs commencing once that subsidiary’s implementation is complete and ready for its intended use. As of October 3, 2026, no subsidiary had yet been placed into service; accordingly, amortization has not yet begun.
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

As of October 3, 2026 and September 27, 2025, the Company concluded that no indicators of impairment relating to intangible assets or goodwill existed and an interim test was not performed in the nine-month periods then ended.
Foreign Currency Translation
The aggregate foreign currency transaction gain or loss included in operations was insignificant for the three and nine months ended October 3, 2026 and September 27, 2025.
New or Recent Accounting Pronouncements
We consider the applicability and impact of all ASUs. There have been no new applicable accounting pronouncements or changes in accounting pronouncements during the three months ended October 3, 2026 as compared with the recent accounting pronouncements described in the 2025 10-K. ASUs not disclosed were assessed and determined to be either not applicable or had or are expected to have minimal impact on our financial statements and related disclosures.
2) Revenue
On October 3, 2026, we had $780.0 million of remaining performance obligations, which we refer to as total backlog. We expect to recognize approximately $651.2 million of our outstanding performance obligations as revenue over the next twelve months and the balance thereafter.
The Company’s contract assets and contract liabilities consist primarily of costs and profits in excess of billings and billings in excess of cost and profits, respectively. The following table presents the beginning and ending balances of contract assets and contract liabilities:

(In thousands)	Contract Assets	Contract Liabilities
Beginning Balance, January 1, 2026	$54,687	$26,962
Ending Balance, October 3, 2026	$72,214	$29,114
The increase in contract assets reflects the net impact of new revenue recognized in excess of billings exceeding billing of previously unbilled revenue during the period. The increase in contract liabilities reflects the net impact of new customer advances or deferred revenues recorded in excess of revenue recognized.
During the three and nine months ended October 3, 2026, the Company recognized $7.1 million and $15.0 million, respectively, in revenues that were included in the contract liability balance at the beginning of the period. During the three and nine months ended September 27, 2025, the Company recognized $9.1 million and $19.1 million, respectively, in such revenues.
The Company recognizes an asset for certain, material costs to fulfill a contract if it is determined that the costs relate directly to a contract or an anticipated contract that can be specifically identified, generate or enhance resources that will be used in satisfying performance obligations in the future, and are expected to be recovered. Such costs are amortized on a systematic basis that is consistent with the transfer to the customer of the goods to which the asset relates. Start-up costs are expensed as incurred. Capitalized fulfillment costs are included in Inventories in the accompanying Consolidated Condensed Balance Sheets. Should future orders not materialize or it is determined the costs are no longer probable of recovery, the capitalized costs are written off. The Company’s capitalized fulfillment costs amounted to $9.2 million and $6.0 million on October 3, 2026 and December 31, 2025, respectively. Amortization of fulfillment costs recognized within Cost of Products Sold was insignificant for the three and nine months ended October 3, 2026 and insignificant and $3.4 million for the three and nine months ended September 27, 2025, respectively.
Beginning in the current year, the Company reorganized its product line structure to align with changes in internal reporting. Prior-period disaggregated revenue information has been recast to conform to the current‑period presentation, including all prior years presented. The Company’s updated disaggregation of revenue by product lines is consistent with the information used by the Chief Operating Decision Maker (“CODM”) to evaluate operating performance and allocate resources. There was no impact on total revenue as a result of this change. The Company’s disaggregation of revenue by market segments remains unchanged from the Company’s prior presentation.

The following table presents our revenue disaggregated by Market Segments for the periods indicated:

	Nine Months Ended		Three Months Ended
(In thousands)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Aerospace Segment
Commercial Transport	$525,668	$432,324	$192,243	$149,209
Military Aircraft	93,161	88,250	29,028	27,554
General Aviation	70,173	47,532	21,121	13,919
Other	7,582	9,620	3,080	2,043
Aerospace Total	696,584	577,726	245,472	192,725

Test Systems Segment
Government & Defense	65,671	44,335	26,207	18,722
Test Systems Total	65,671	44,335	26,207	18,722

Total	$762,255	$622,061	$271,679	$211,447
The following table presents our revenue disaggregated by Product Lines for the periods indicated:

	Nine Months Ended		Three Months Ended
		Recast		Recast
(In thousands)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Aerospace Segment
Inflight Entertainment & Connectivity	$367,785	$314,792	$131,029	$105,780
Lighting & Safety	173,542	160,864	61,565	52,807
Flight Critical Electrical Power	69,340	53,893	20,917	16,747
Seat Motion	66,951	28,610	24,886	11,721
Other	18,966	19,567	7,075	5,670
Aerospace Total	696,584	577,726	245,472	192,725

Test Systems	65,671	44,335	26,207	18,722

Total	$762,255	$622,061	$271,679	$211,447
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
For the nine months ended October 3, 2026, revenue in the Flight Critical Electrical Power product line includes $2.6 million related to performance obligations satisfied in prior periods due to a change in estimate of variable consideration.
3) Inventories
Inventories consisted of the following:

(In thousands)	October 3, 2026	December 31, 2025
Finished Goods	$38,808	$32,838
Work in Progress	50,834	38,686
Raw Material	145,209	125,336
	$234,851	$196,860

4) Property, Plant and Equipment
Property, Plant and Equipment consisted of the following:

(In thousands)	October 3, 2026	December 31, 2025
Land	$8,850	$8,902
Buildings and Improvements	98,993	83,482
Machinery and Equipment	141,345	131,610
Construction in Progress	9,887	19,616
Total Property, Plant and Equipment, Gross	259,075	243,610
Less Accumulated Depreciation	143,285	136,532
Total Property, Plant and Equipment, Net	$115,790	$107,078
5) Intangible Assets
The following table summarizes acquired intangible assets as follows:

		October 3, 2026		December 31, 2025
(In thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	11 years	$2,146	$2,146	$2,146	$2,146
Non-compete Agreement	4 years	11,082	11,082	11,082	11,082
Trade Names	10 years	11,531	10,679	11,565	10,541
Completed and Unpatented Technology	9 years	47,922	46,787	47,980	45,207
Backlog	4 years	3,826	815	3,991	177
Customer Relationships	15 years	145,532	110,233	145,773	104,531
Licensing Agreement	13 years	6,760	650	6,760	260
Total Intangible Assets	13 years	$228,799	$182,392	$229,297	$173,944
All acquired intangible assets other than goodwill and one trade name are being amortized. Amortization expense for acquired intangibles is summarized as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Amortization Expense	$8,650	$8,598	$2,879	$2,678
Amortization expense for acquired intangible assets expected for 2026 and for each of the next five years is summarized as follows:

(In thousands)
2026	$11,358
2027	$9,498
2028	$8,711
2029	$7,161
2030	$4,406
2031	$4,195
6) Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the nine months ended October 3, 2026:

(In thousands)	December 31, 2025	Acquisition Adjustments	Foreign Currency Translation	October 3, 2026
Aerospace	$41,288	$3,813	$797	$45,898
Test Systems	21,635	—	—	21,635
	$62,923	$3,813	$797	$67,533

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
Pursuant to the Revolving Credit Facility, the Company is subject to a total net debt leverage ratio covenant that requires that the Company’s Total Net Debt Leverage Ratio may not exceed 4.50 to 1.00, a consolidated interest coverage ratio covenant that requires that the Company’s Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Facility) may not be less than 3.50 to 1.00, and a secured net debt leverage ratio covenant that requires that the Company’s Secured Net Debt Leverage Ratio (as defined in the Revolving Credit Facility) may not exceed 3.00 to 1.00. As of October 3, 2026, the Company was in compliance with these covenants.
There was $34.0 million outstanding and $263.8 million available for future borrowings, net of outstanding letters of credit, under the Revolving Credit Facility at October 3, 2026, and $85.0 million outstanding and $212.8 million available at December 31, 2025.
Unamortized deferred debt issuance costs associated with the Revolving Credit Facility were $2.6 million and $3.0 million as of October 3, 2026 and December 31, 2025, respectively, and are recorded within Other Assets. Debt issuance cost amortization expense was $0.6 million for each of the three months ended October 3, 2026 and September 27, 2025, and $1.8 million for each of the nine months ended October 3, 2026 and September 27, 2025. All costs are amortized to interest expense over the term of the respective agreement.
Interest expense was $1.8 million and $2.9 million for the three months ended October 3, 2026 and September 27, 2025, respectively, and $6.5 million and $9.2 million for the nine months ended October 3, 2026 and September 27, 2025, respectively.
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
Beginning March 20, 2028, if the Company’s stock price has been at least 130% of the conversion price for a specified period of time, the 2030 Convertible Notes may be called at the option of the issuer. Under the same conditions, the Company can elect to redeem the 2030 Convertible Notes for cash. After the first quarter of 2025, if the Company’s stock price has been at least 130% of the conversion price for 20 of 30 trading days ending on and including the last trading day of the immediately preceding quarter, the 2030 Convertible Notes may be converted at the option of the holder. During the fiscal quarter ended October 3, 2026, the Company’s stock price met the price trigger defined above, and therefore holders of the 2030 Convertible Notes will have the ability to convert their notes at their option at any time during the fiscal quarter ending December 31, 2026.
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
Beginning January 22, 2029, if the Company’s stock price has been at least 130% of the conversion price for a specified period of time, the 2031 Convertible Notes may be converted at the option of the Company. After the fourth quarter of 2025, if the Company’s stock price has been at least 130% of the conversion price for 5 of the first 20 trading days of a fiscal quarter, the 2031 Convertible Notes may be redeemed at the option of the holder during the 30‑trading day period beginning on, and including, the 21st trading day of such quarter. During the fiscal quarter ended October 3, 2026, the Company’s stock price met the price trigger defined above, and holders of the 2031 Convertible Notes had the ability to convert their notes at their option during the 30‑trading day period beginning on, and including, the 21st trading day of the quarter. No notes were converted.
The following table presents the outstanding principal amount and carrying value of the Convertible Notes as of the dates indicated:

	October 3, 2026			December 31, 2025
(In thousands)	Principal	Unamortized Debt Issuance Costs	Carrying Value	Principal	Unamortized Debt Issuance Costs	Carrying Value
2030 Convertible Notes	$33,000	$(841)	$32,159	$33,000	$(1,023)	$31,977
2031 Convertible Notes	225,000	(6,406)	218,594	225,000	(7,526)	217,474
Total	$258,000	$(7,247)	$250,753	$258,000	$(8,549)	$249,451
The Company estimates the fair value of the convertible notes based on quoted prices for these instruments in active markets and classifies these fair value measurements as Level 1 within the fair value hierarchy. The fair value of the 2031 Convertible Notes was approximately $365.1 million and $264.1 million as of October 3, 2026 and December 31, 2025, respectively. The fair value of the 2030 Convertible Notes was approximately $123.0 million and $84.8 million as of October 3, 2026 and December 31, 2025, respectively.
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

Activity in the warranty accrual, which is included in Accrued Expenses and Other Current Liabilities on the Consolidated Condensed Balance Sheets, is summarized as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Balance at Beginning of Period	$20,740	$18,081	$18,968	$19,013
Warranties Acquired	1,310	—	1,310	—
Warranties Issued	4,378	4,968	1,855	1,567
Warranties Settled	(5,475)	(4,118)	(1,591)	(1,190)
Change in Warranty Estimate	(1,568)	253	(1,157)	(206)
Balance at End of Period	$19,385	$19,184	$19,385	$19,184
9) Income Taxes
The effective tax rates were approximately (0.5)% and 9.9% for the three months ended and 1.6% and 14.4% for the nine months ended October 3, 2026 and September 27, 2025, respectively. Beginning with the 2025 tax year, U.S. domestic research and development costs can be expensed as incurred. In addition, there are options to expense any remaining unamortized research and development costs that were previously capitalized during the 2022 through 2024 tax years. The tax rate in the 2026 period was favorably impacted by the reversal of valuation allowances related to net operating losses expected to be utilized in the 2026 period and previously capitalized research and development costs that are expected to be expensed in the 2026 period, partially offset by certain timing differences. In addition, the tax rate in the 2026 period was impacted by state and foreign income taxes and discrete adjustments to recognize benefits from deductible stock-based compensation expense and a research and development tax credit.
The Company records a valuation allowance against the deferred tax assets if and to the extent it is more likely than not that the Company will not recover the deferred tax assets. In evaluating the need for a valuation allowance, the Company weighs all relevant positive and negative evidence, and considers among other factors, historical financial performance, projected future taxable income, scheduled reversals of deferred tax liabilities, the overall business environment, and tax planning strategies. After considering the losses in recent periods and cumulative pre-tax losses in the three-year period ending with the most recently completed fiscal year, the Company determined that projections of future taxable income could not be relied upon as a source of income to realize its deferred tax assets. However, the Company is relying on a significant portion of its existing deferred tax liabilities for the realizability of deferred tax assets, which required us to reverse a portion of the valuation allowance associated with such deferred tax assets expected to be so realized. Accordingly, during the years ended December 31, 2025 and 2024, the Company determined that a portion of its deferred tax assets were not expected to be realizable in the future and the Company continues to maintain the valuation allowance against its residual amount of deferred tax assets as of October 3, 2026.
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
10) Earnings Per Share
The following table sets forth the computation of basic earnings per share:

	Nine Months Ended		Three Months Ended
(In thousands, except per share amounts)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Basic Earnings (Loss) per Common Share:
Net Income (Loss) - Basic	$112,804	$(256)	$52,204	$(11,098)
Weighted Average Shares - Basic	42,967	42,447	43,014	42,507
Basic Earnings (Loss) per Common Share	$2.63	$(0.01)	$1.21	$(0.26)

The following table sets forth the computation of diluted net income per share:

	Nine Months Ended		Three Months Ended
(In thousands, except per share amounts)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Diluted Earnings (Loss) per Common Share:
Net Income (Loss) - Basic	$112,804	$(256)	$52,204	$(11,098)
Convertible Notes Interest Expense, Net of Tax	1,075	—	358	—
Net Income (Loss) - Diluted	$113,879	$(256)	$52,562	$(11,098)

Weighted Average Shares - Basic	42,967	42,447	43,014	42,507
Net Effect of Dilutive Stock Awards	1,810	—	1,863	—
Net Effect of Dilutive Convertible Notes	3,393	—	3,654	—
Weighted Average Shares - Diluted	48,170	42,447	48,531	42,507

Diluted Earnings (Loss) per Common Share	$2.36	$(0.01)	$1.08	$(0.26)
The above information has been adjusted to reflect the impact of the twenty percent distribution of Class B Stock for shareholders of record on June 15, 2026.
The Company includes the dilutive effect of shares issuable upon conversion of its Convertible Notes in the calculation of diluted income per share using the if-converted method. The Company has the option for the 2030 Convertible Notes to settle the conversion value in any combination of cash or shares, and as such, the maximum number of shares issuable are included in the dilutive share count if the effect would be dilutive. For the three and nine months ended October 3, 2026, diluted earnings per share included 1.75 million shares underlying the 2030 Convertible Notes. The Company will settle the principal amount of the 2031 Convertible Notes by paying cash and settle the premium in any combination of cash or shares. The Company’s average stock price during the period outstanding was above the conversion price for the 2031 Convertible Notes, therefore 1.90 million and 1.64 million incremental shares were included in diluted earnings per share at the three and nine ended October 3, 2026, respectively.
Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted earnings per share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive.
Antidilutive shares excluded from diluted earnings per share computations as of the date indicated were as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Stock Options and Unvested RSUs	—	1,423	—	1,514
2030 Convertible Notes	—	8,335	—	7,507
Total Antidilutive Securities	—	9,758	—	9,021
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
At-the-Market Equity Offering
On August 8, 2023, the Company initiated an at-the-market equity offering program (the “ATM Program”) for the sale from time to time of shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $30.0 million. During the three and nine months ended October 3, 2026 and September 27, 2025, the Company did not sell any shares of its common stock under the ATM Program. As of October 3, 2026, the Company had remaining capacity under the ATM Program to sell shares of common stock having an aggregate offering price up to approximately $8.2 million.

Comprehensive (Loss) Income and Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

(In thousands)	October 3, 2026	December 31, 2025
Foreign Currency Translation Adjustments	$(7,899)	$(5,152)
Retirement Liability Adjustment – Before Tax	(1,159)	(1,540)
Tax Benefit of Retirement Liability Adjustment	2,282	2,282
Retirement Liability Adjustment – After Tax	1,123	742
Accumulated Other Comprehensive Loss	$(6,776)	$(4,410)
The components of other comprehensive (loss) income are as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Foreign Currency Translation Adjustments	$(2,747)	$2,552	$(794)	$(379)
Retirement Liability Adjustments:
Reclassifications to Selling, General and Administrative Expenses:
Amortization of Prior Service Cost	289	290	96	97
Amortization of Net Actuarial Losses (Gains)	92	(999)	30	(334)
Retirement Liability Adjustment	381	(709)	126	(237)
Other Comprehensive (Loss) Income	$(2,366)	$1,843	$(668)	$(616)
12) Sales to Major Customers
The loss of a major customer, or a significant reduction in business with a major customer, could significantly and negatively impact our sales and earnings. In the three and nine months ended October 3, 2026 and September 27, 2025, the Company had one customer that accounted for more than 10% of consolidated sales, primarily within the Aerospace segment. Sales to The Boeing Company (“Boeing”) accounted for 12.8% and 11.7% of consolidated sales in the three and nine months ended October 3, 2026, respectively, and 12.3% and 10.6% of consolidated sales in the three and nine months ended September 27, 2025, respectively. Accounts receivable from Boeing were approximately $31.1 million as of October 3, 2026.
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
As previously disclosed, Lufthansa and our subsidiary, Astronics Advanced Electronic Systems Corp. (“AES”) have filed requests with the German Federal Supreme Court to be granted leave to file appeals against the decision in both the direct and indirect matter. On February 25, 2026, the German Federal Supreme Court rejected Lufthansa’s and AES’s petitions for leave to appeal in both matters. Therefore, the decisions of the Higher Regional Court of Karlsruhe have become final.
The reserve for the German indirect claim and interest was approximately $17.9 million at October 3, 2026 and $17.6 million at December 31, 2025. While Lufthansa has initiated a claim for indirect damages and a hearing is expected to be scheduled in 2027, the Company believes it is unlikely that damages in the German indirect proceedings and related interest will be paid within the next twelve months. Therefore, the liability related to this matter is classified within Other Liabilities (non-current) in the Consolidated Condensed Balance Sheets at October 3, 2026 and December 31, 2025.
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
During the three and nine months ended September 27, 2025, the Company made payments totaling $21.6 million, in satisfaction of the liabilities for damages, interest and provisional legal fee reimbursement.
Both the Company and Lufthansa were granted permission to appeal the rulings by the UK High Court of Justice. The appeals were heard by the UK Court of Appeal in July 2026 and judgment was handed down on July 27, 2026. The Court's judgment is that Lufthansa failed in its appeal and the Company succeeded in one of its appeals. Approximately $2.2 million (including interest) of the damages paid by the Company to Lufthansa following the judgments in February 2025 and April 2025 has been repaid to the Company by Lufthansa as ordered by the Court of Appeal. The Company also obtained an order from the Court of Appeal that a portion of its legal expense for the appeals and the first instance damages trial is reimbursed and, further, that legal fee reimbursement paid by the Company to Lufthansa following the first instance damages trial be re-paid to the Company. As a result of those orders, in relation to legal fees, Lufthansa has paid to the Company approximately $2.2 million. The Company received these amounts in cash and recorded the gain for the damages repayment as well as the legal fee reimbursement as an offset to Selling, General and Administrative Expense in the quarter ended October 3, 2026. Neither side sought permission to appeal to the UK Supreme Court. As a result, the UK dispute on the merits is concluded.
A liability for reimbursement of Lufthansa’s legal expenses associated with the UK matter, exclusive of the damages phase and its associated appeal, was approximately $1.0 million at October 3, 2026 and December 31, 2025, which is expected to be paid within the next twelve months and, as such, is classified in Accrued Expenses and Other Current Liabilities in the accompanying Consolidated Condensed Balance Sheets as of October 3, 2026 and December 31, 2025.
With respect to the proceeding in France, the Court of Appeal of Paris heard the appeal on nullity on October 28, 2026. The decision of the Court of Appeal on validity is due on December 9, 2026. Should the Court find the patent to be valid, the trial date for the infringement and damages is scheduled for December 2027. As loss exposure is not probable and estimable at this time, the Company has not recorded any liability with respect to the French matter at October 3, 2026 or December 31, 2025.
Each of the German, France and UK claims are separate and distinct. Validity and infringement of the Lufthansa patent in each country is a matter for the courts in each of these countries, whose laws differ from each other. In addition, the principles of calculating damages in each jurisdiction differ substantially. Therefore, the Company has assessed each matter separately and cannot apply the same calculation methodology as in the UK matter or in the German direct and indirect matters. However, it is reasonably possible that additional damages and interest could be incurred if the appellate court in France was to rule in favor of Lufthansa on both nullity and infringement.
There were no other significant developments in any of these matters during the three months ended October 3, 2026.
Other than these proceedings, we are not party to any significant pending legal proceedings that management believes will result in a material adverse effect on our financial condition or results of operations.
Other Matters
On February 20, 2026, the U.S. Supreme Court struck down certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). Following the Supreme Court decision, the U.S. Administration announced a new 10% global tariff under Section 122 of the Trade Act of 1974, which was subsequently struck down on May 7, 2026 by the U.S. Court of International Trade and expired on July 24, 2026. Following the expiration of the Section 122 tariff, the U.S. Administration implemented tariffs under Section 301 of the Trade Act of 1974 imposing tariffs of 10% to 12.5% on non-exempt goods depending on the country of origin, and from which civil aircraft parts and components and goods qualifying under the United States-Mexico-Canada Agreement are exempt. Refunds of previously paid tariffs represent gain contingencies under ASC 450-30. Consistent with this guidance, the Company recognizes such refunds as a reduction of Cost of Products

Sold in the period in which the gain is realized or realizable, generally when cash is received. Refunds that remain subject to appeal, further agency action, or other contingencies, are not recognized until realization criteria are met.
As a result, during the three and nine months ended October 3, 2026, the Company received $1.9 million and $3.9 million in IEEPA tariff refunds in the Consolidated Condensed Statement of Operations. The ultimate impact of these developments on our future financial results remains uncertain, including the timing and extent of any future refunds of tariffs previously paid under IEEPA and the nature, scope, and rate of any replacement tariffs or other trade measures that may be implemented.
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

Segment information and reconciliations to consolidated amounts are as follows:

	Nine Months Ended		Three Months Ended
(In thousands)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Sales:
Aerospace	$696,708	$577,760	$245,573	$192,725
Less Inter-segment Sales	(124)	(34)	(101)	—
Total Aerospace Sales	696,584	577,726	245,472	192,725
Test Systems	65,710	44,685	26,212	18,752
Less Inter-segment Sales	(39)	(350)	(5)	(30)
Total Test Systems Sales	65,671	44,335	26,207	18,722
Total Consolidated Sales	762,255	622,061	271,679	211,447
Less[1]
Cost of Products Sold:
Aerospace	457,993	403,890	159,726	132,263
	65.7%	69.9%	65.1%	68.6%
Test Systems	48,258	39,984	17,979	14,673
	73.5%	90.2%	68.6%	78.4%
Other Segment Items[2]
Aerospace	97,436	102,366	28,187	29,295
Test Systems	12,567	13,298	4,377	4,063

Operating Profit and Margins:
Aerospace	141,155	71,470	57,559	31,167
	20.3%	12.4%	23.4%	16.2%
Test Systems[3]	4,846	(8,947)	3,851	(14)
	7.4%	(20.2)%	14.7%	(0.1)%
Total Operating Profit	146,001	62,523	61,410	31,153
	19.2%	10.1%	22.6%	14.7%
Deductions from Segment Measure of Operating Profit:
Loss on Settlement of Debt	—	32,644	—	32,644
Interest Expense, Net of Interest Income	6,506	9,167	1,838	2,920
Corporate Expenses and Other	24,901	21,011	7,617	7,913
Income (Loss) Before Income Taxes	$114,594	$(299)	$51,955	$(12,324)
1 The significant expenses and amounts presented align with the segment-level information that is regularly provided to the CODM. Inter-segment expenses are included within the amounts shown.
2 Other segment items include Selling, General and Administrative Expenses, Research and Development Expenses, and sublease and rental income.
3 Revisions to estimated costs on certain long-term mass transit Test contracts reduced operating profit by $2.2 million and $3.0 million in the three and nine months ended October 3, 2026, respectively, compared to $8.8 million in the nine months ended September 27, 2025.

(In thousands)	October 3, 2026	December 31, 2025
Total Assets:
Aerospace	$644,884	$570,294
Test Systems	138,486	119,603
Corporate	22,020	16,781
Total Assets	$805,390	$706,678

	Nine Months Ended		Three Months Ended
(In thousands)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Depreciation and Amortization:
Aerospace	$16,982	$13,656	$5,777	$4,701
Test Systems	1,491	2,442	489	452
Corporate	65	31	37	10
Total Depreciation and Amortization	$18,538	$16,129	$6,303	$5,163

Capital Expenditures:
Aerospace	$19,689	$19,337	$3,468	$12,812
Test Systems	911	523	306	338
Corporate	471	—	428	—
Total Capital Expenditures	$21,071	$19,860	$4,202	$13,150
15) Fair Value
There were no financial assets or liabilities carried at fair value measured on a recurring basis on October 3, 2026 or December 31, 2025.
There were no non-recurring fair value measurements performed in the nine months ended October 3, 2026 and September 27, 2025.
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
Bühler Motor Aviation
On October 13, 2025, the Company acquired all of the issued and outstanding capital stock of Bühler Motor Aviation (“BMA”), located in Uhldingen-Mühlhofen, Germany. BMA is an established manufacturer of aircraft seat actuation systems with a broad product portfolio that includes actuators, electronics, control panels, pneumatic systems, and lighting. BMA is included in our Aerospace segment. The total purchase price was approximately $18.0 million, net of cash acquired and the estimated closing adjustment. The purchase price was paid at the closing date. During the nine months ended October 3, 2026, the Company recorded a $3.8 million net increase in goodwill as a measurement period adjustment. The increase to goodwill primarily consists of an adjustment reflecting confirmatory information obtained about a warranty-related contingency that existed as of the acquisition date. There is no income statement impact on the current or prior periods resulting from this adjustment. The Company has finalized the purchase price allocation. Purchased intangible assets and goodwill are not expected to be deductible for tax purposes. This transaction was not considered material to the Company’s financial position or results of operations.

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
Our Aerospace segment designs and manufactures products for the global aerospace and defense industry. Product lines include lighting and safety systems, electrical power generation, distribution and seat motion systems, inflight entertainment and connectivity products, and other products. Our primary Aerospace customers are the airframe manufacturers (“OEM”) that build aircraft for the commercial transport, military and general aviation markets, suppliers to those OEMs, aircraft operators such as airlines, suppliers to the aircraft operators, and branches of the U.S. Department of War (“USDOW”). Our Test Systems segment designs, develops, manufactures and maintains automated test systems that support the aerospace and defense, communications and mass transit industries. In the Test Systems segment, Astronics’ products are sold to a global customer base including OEMs and prime government contractors for both electronics and military products.
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
We are monitoring the ongoing conflicts between Russia and Ukraine, conflicts in the Middle East, as well as other geopolitical tensions and conflicts around the world, and the potential impact of related export controls, financial and economic sanctions, and other restrictions imposed by the U.S., the U.K., the European Union, and other countries. While these conflicts have not resulted in a direct material adverse impact on our business to date, the implications of global conflicts in the short-term and long-term are difficult to predict. Factors such as increased energy and jet fuel costs, disruptions in the availability of certain raw materials, restrictions on air travel or trade with affected regions, sanctions on companies or industries, shifts in customer stability, and broader impacts on the global economy and aviation sector could pose risks to our operations and financial performance.
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
Recent Developments
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. The OBBBA permanently extends and modifies significant provisions enacted in 2017 as part of the Tax Cuts and Jobs Act (“TCJA”) that were originally set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, many of which were not in effect until 2026. Key provisions of the OBBBA relevant to the Company’s operations include immediate expensing of certain domestic research and development expenses and domestic capital expenditures beginning in 2025 as well as changes to various U.S. international tax provisions beginning in 2026. The Company elected to deduct the remaining previously capitalized domestic research and development costs equally between 2025 and 2026 and expense domestic research and development costs as incurred for the 2025 and 2026 tax years.
On February 20, 2026, the U.S. Supreme Court struck down certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). Following the Supreme Court decision, the U.S. Administration announced a new 10% global tariff under Section 122 of the Trade Act of 1974, which was subsequently struck down on May 7, 2026 by the U.S. Court of International Trade and expired on July 24, 2026. Following the expiration of the Section 122 tariff, the U.S. Administration implemented tariffs under Section 301 of the Trade Act of 1974 imposing tariffs of 10% to 12.5% on non-exempt goods depending on the country of origin, and from which civil aircraft parts and components and goods qualifying under the United States-Mexico-Canada Agreement are exempt. Refunds of previously paid tariffs represent gain contingencies under ASC 450-30. Consistent with this guidance, the Company recognizes such refunds as a reduction of Cost of Products Sold in the period in which the gain is realized or realizable, generally when cash is received. Refunds that remain subject to appeal, further agency action, or other contingencies, are not recognized until realization criteria are met.
As a result, during the three and nine months ended October 3, 2026, the Company received $1.9 million and $3.9 million in IEEPA tariff refunds in the Consolidated Condensed Statement of Operations. The ultimate impact of these developments on our future financial results remains uncertain, including the timing and extent of any future refunds of tariffs previously paid under IEEPA and the nature, scope, and rate of any replacement tariffs or other trade measures that may be implemented.

CONSOLIDATED RESULTS OF OPERATIONS

	Nine Months Ended		Three Months Ended
($ in thousands)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Sales	$762,255	$622,061	$271,679	$211,447
Gross Profit (sales less cost of products sold)	$256,004	$178,187	$93,974	$64,511
Gross Margin	33.6%	28.6%	34.6%	30.5%
Research and Development Expenses	$32,230	$32,849	$9,272	$10,210
Selling, General and Administrative Expenses (“SG&A”)	$102,094	$104,388	$30,719	$31,246
SG&A Expenses as a Percentage of Sales	13.4%	16.8%	11.3%	14.8%
Loss on Settlement of Debt	$—	$32,644	$—	$32,644
Interest Expense, Net	$6,506	$9,167	$1,838	$2,920
Effective Tax Rate	1.6%	14.4%	(0.5)%	9.9%
Net Income (Loss)	$112,804	$(256)	$52,204	$(11,098)
A discussion by segment can be found in “Segment Results of Operations” in this MD&A.
CONSOLIDATED THIRD QUARTER RESULTS
Growth in sales was driven by strong results in both the Aerospace and Test Systems segments. Aerospace sales increased $52.7 million, or 27.4%, while Test Systems sales grew $7.5 million, or 40.0%.
Consolidated cost of products sold in the third quarter of 2026 was $177.7 million, compared with $146.9 million in the third quarter of 2025, primarily due to higher volume and incentive-based compensation expense. This increase was partially offset by $1.9 million in tariff refunds.
SG&A decreased $0.5 million. A favorable outcome in the UK patent infringement appeal resulted in a refund of approximately $4.4 million in damages and associated legal fees, and the Company received a $1.0 million favorable settlement from an unrelated matter. These benefits were largely offset by higher wages and benefits, higher incentive-based compensation expenses driven by increased profitability, and incremental expenses related to the acquired BMA business in 2025. R&D was down $0.9 million reflecting the timing of projects.
Interest expense was down $1.1 million, or 37.1%, on lower debt balances and reduced rates following the September 2025 refinancing activities. A tax benefit of $0.2 million was recorded on pretax income of $52 million for the quarter, as the benefit from a partial reversal of the valuation allowance, R&D tax credits, and the tax deductibility of R&D expenses more than offset the otherwise expected income tax expense.
Consolidated net income of $1.08 per diluted share improved from a net loss of $0.26 per diluted share in the prior-year period from stronger operating profit. The prior year’s net loss included the impact of a $32.6 million Loss on Settlement of Debt from certain costs incurred from the partial repurchase of convertible notes due in 2030.
Bookings of $271.1 million in the quarter resulted in a book-to-bill ratio of 1.00:1. For the trailing twelve months, bookings totaled $1.12 billion and the book-to-bill ratio was 1.12:1. Backlog at the end of the quarter was $780.0 million.
CONSOLIDATED YEAR-TO-DATE RESULTS
Growth in sales was driven by the Aerospace segment’s continued strength in demand primarily from the Commercial Transport market, including $16.9 million from the acquisition of BMA. Aerospace sales increased $118.9 million, or 20.6%, while Test Systems sales grew $21.3 million, or 48.1%. Revisions to estimated costs on certain long-term mass transit Test contracts reduced revenue by $3.0 million in 2026 compared to $8.3 million in the prior year.
Consolidated cost of products sold was $506.3 million in 2026, compared with $443.9 million in the prior-year period, primarily attributable to higher volume. The increase was partially offset by $3.9 million in tariff refunds and the absence of a $5.8 million charge related to Aerospace simplification initiatives in the prior-year period.
SG&A decreased $2.3 million. The decrease was primarily due to a $15.1 million favorable impact to the legal reserve, settlements and recoveries of the previously disclosed UK litigation matter, a $2.0 million decrease in litigation-related expenses and the Company received a $1.0 million favorable settlement from an unrelated matter, largely offset by higher wages and benefits, higher incentive-based compensation expense driven by increased profitability, and incremental expenses related to the acquired BMA business. R&D was consistent with the prior-year period.
Interest expense was down $2.7 million, or 29.0%, on lower debt balances and reduced rates following the September 2025 refinancing activities. Tax expense in the nine months ended October 3, 2026 was $1.8 million compared with tax benefit of less than $0.1 million in the prior-year period, mostly as a result of a $2.8 million discrete adjustment for the expected benefit of a stock-based compensation deduction along with a partial valuation allowance reversal associated with an expected net operating loss deduction, research and development tax credits, and with research and development costs that are expected to be expensed for tax purposes in the current year under the One Big Beautiful Bill Act. Tax benefit in the prior year was partially offset by a $1.1 million discrete adjustment to reverse certain federal and state deferred tax liabilities.
Consolidated net income of $2.36 per diluted share improved from a net loss of $0.01 per diluted share in the prior-year period from stronger operating profit. The prior year’s net loss included the impact of a $32.6 million Loss on Settlement of Debt from certain costs incurred from the partial repurchase of convertible notes due in 2030.
Bookings of $867.7 million in the nine months ended October 3, 2026 resulted in a book-to-bill ratio of 1.14:1.
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
AEROSPACE SEGMENT

	Nine Months Ended		Three Months Ended
($ in thousands)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Sales	$696,708	$577,760	$245,573	$192,725
Less Inter-segment Sales	(124)	(34)	(101)	—
Total Aerospace Sales	$696,584	$577,726	$245,472	$192,725
Operating Profit	$141,155	$71,470	$57,559	$31,167
Operating Margin	20.3%	12.4%	23.4%	16.2%

Aerospace Sales by Market	Nine Months Ended		Three Months Ended
(In thousands)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Commercial Transport	$525,668	$432,324	$192,243	$149,209
Military Aircraft	93,161	88,250	29,028	27,554
General Aviation	70,173	47,532	21,121	13,919
Other	7,582	9,620	3,080	2,043
	$696,584	$577,726	$245,472	$192,725

Aerospace Sales by Product Line	Nine Months Ended		Three Months Ended
		Recast		Recast
(In thousands)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Inflight Entertainment & Connectivity	$367,785	$314,792	$131,029	$105,780
Lighting & Safety	173,542	160,864	61,565	52,807
Flight Critical Electrical Power	69,340	53,893	20,917	16,747
Seat Motion	66,951	28,610	24,886	11,721
Other	18,966	19,567	7,075	5,670
	$696,584	$577,726	$245,472	$192,725
Beginning in the current year, the Company reorganized its product line structure to align with changes in internal reporting. Prior‑period disaggregated revenue information has been recast to conform to the current-period presentation.

(In thousands)	October 3, 2026	December 31, 2025
Total Assets	$644,884	$570,294
Backlog	$670,031	$600,803
AEROSPACE THIRD QUARTER RESULTS
Aerospace segment sales of $245.5 million increased $52.7 million, or 27.4%. Sales in the Commercial Transport market increased $43.0 million, or 28.8%. Growth was primarily related to increased demand for inflight entertainment & connectivity (“IFEC”), seat motion and lighting and safety products. General Aviation sales increased $7.2 million, or 51.7%, to $21.1 million due to higher IFEC product sales. Military Aircraft sales increased $1.5 million, or 5.3%, to $29.0 million from higher sales of flight critical airframe power products.
Aerospace segment operating profit was $57.6 million, or 23.4% of sales, a 720 basis point improvement compared with the prior-year period. The improvement reflected operating leverage on higher volume, improved production efficiencies, $1.9 million in tariff refunds, and a $4.4 million benefit from the refund of litigation-related expenses and legal reserve adjustments related to the favorable outcome of the previously discussed UK patent dispute appeal.
Aerospace bookings were $258.3 million for a book-to-bill ratio of 1.05:1. Backlog for the Aerospace segment was $670.0 million at quarter end.
AEROSPACE YEAR-TO-DATE RESULTS
Aerospace segment sales of $696.6 million increased $118.9 million, or 20.6%. Sales in the Commercial Transport market increased $93.3 million, or 21.6%. Growth was primarily related to increased demand for seat motion and IFEC products. General Aviation sales increased $22.6 million, or 47.6%, to $70.2 million due to higher IFEC product sales. Military Aircraft sales increased $4.9 million compared with the prior-year period. Other sales decreased $2.0 million as the Company has wound down its non-core contract manufacturing arrangements.
Aerospace segment operating profit of $141.2 million, or 20.3% of sales, improved over the prior-year period reflecting the leverage gained on higher volume, improving production efficiencies, a $16.0 million decrease in litigation-related expenses and legal reserve adjustments related to the UK patent dispute previously discussed, $3.9 million in tariff refunds, and the absence of a $6.5 million charge for simplification initiatives in the prior-year period.
Aerospace bookings of $765.8 million for a book-to-bill ratio of 1.10:1.
TEST SYSTEMS SEGMENT

	Nine Months Ended		Three Months Ended
($ in thousands)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Sales	$65,710	$44,685	$26,212	$18,752
Less Inter-segment Sales	(39)	(350)	(5)	(30)
Total Test Systems Sales	$65,671	$44,335	$26,207	$18,722
Operating Profit (Loss)	$4,846	$(8,947)	$3,851	$(14)
Operating Margin	7.4%	(20.2)%	14.7%	(0.1)%
All Test Systems sales are to the Government and Defense Market.

(In thousands)	October 3, 2026	December 31, 2025
Total Assets	$138,486	$119,603
Backlog	$109,937	$73,692
TEST SYSTEMS THIRD QUARTER RESULTS
Test Systems segment sales of $26.2 million were up $7.5 million from the comparator quarter in 2025 driven by strong order flow and production for the U.S. Army’s TS-4549/T Radio Test program. This was partially offset by a $2.2 million revision of estimated costs to complete certain long-term mass transit contracts which reduced revenue recognized in the period. The TS-4549/T program drove $5.3 million of revenue in the quarter.
Test Systems segment operating profit was $3.9 million, compared with near break-even in the third quarter of 2025.

Bookings for the Test Systems segment in the quarter were $12.8 million for a book-to-bill ratio of 0.49:1. Bookings over the last twelve months were $121.8 million for a book-to-bill of 1.41:1. Backlog for the Test Systems segment was $109.9 million at quarter end.
TEST SYSTEMS YEAR-TO-DATE RESULTS
Test Systems segment sales of $65.7 million were up $21.3 million from the comparator period in 2025 driven by the U.S. Marine Corps’ Handheld Radio Test Sets (“HHRTS”) and the U.S. Army’s TS-4549/T programs. Revisions to estimated costs on certain long-term mass transit Test contracts reduced segment sales by $3.0 million in 2026 compared to $8.3 million in the prior-year period. The HHRTS and TS-4549/T programs drove $17.8 million of revenue in current year compared with $8.8 million in the prior-year period.
Test Systems segment operating profit was $4.8 million, compared with an operating loss of $8.9 million in the same prior-year period reflecting the leverage gained on higher volume. The revisions to the estimated costs to complete had a $3.0 million detrimental impact to operating income compared to $8.8 million in the prior-year period.
Test Systems bookings of $101.9 million for a book-to-bill ratio of 1.55:1.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities:
Cash provided by operating activities totaled $66.6 million for the first nine months of 2026, as compared with $47.2 million cash provided by operating activities during the same period in 2025. Cash flow from operating activities increased compared with the same period of 2025 reflecting higher cash earnings offset by higher working capital requirements. Working capital increased due to higher receivables based on timing and increased inventory levels to support anticipated revenue growth in 2027. Cash provided by operating activities in the prior-year period included $21.6 million in payments related to the UK patent dispute and $12.6 million in net income tax payments.
Investing Activities:
Cash used for investing activities was $21.1 million for the first nine months of 2026 compared with $24.5 million in cash used for investing activities in the same period of 2025 reflecting a decrease in acquisition activity, partially offset by elevated capital expenditures for necessary catch-up investments on previously deferred spending as well as the consolidation of operations and capacity improvement in a new Seattle facility.
Financing Activities:
Cash used for financing activities totaled $55.2 million for the first nine months of 2026, as compared with cash used for financing activities of $22.6 million during the same prior-year period. The Company made net payments on long-term debt of $51.0 million compared to $12.6 million in the prior-year period.
Cash on hand at the end of the quarter was $7.9 million. Net debt was $284.1 million, compared with $324.8 million at the end of 2025.
Our ability to maintain sufficient liquidity and comply with financial debt covenants is highly dependent upon achieving expected operating results. Failure to achieve expected operating results could have a material adverse effect on our liquidity, our ability to obtain financing or access our existing financing, and our operations in the future and could allow our debt holders to demand payment of all outstanding amounts. As of October 3, 2026, we are in compliance with all covenants under each of our financing arrangements. Our financing arrangements are more fully discussed in Note 7, Long-term Debt and Notes Payable, to the Consolidated Condensed Financial Statements in Item 1, Financial Statements, of this report for additional details.
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

On August 8, 2023, the Company initiated an at-the-market equity offering program (the “ATM Program”) for the sale from time to time of shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $30.0 million. During the three and nine months ended October 3, 2026, and September 27, 2025, the Company did not sell any shares of its common stock under the ATM Program. As of October 3, 2026, the Company had remaining capacity under the ATM Program to sell shares of common stock having an aggregate offering price up to approximately $8.2 million.
OFF BALANCE SHEET ARRANGEMENTS
We do not have any material off balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.
BACKLOG
The Company’s backlog on October 3, 2026 was $780.0 million compared with $674.5 million on December 31, 2025 and $646.7 million on September 27, 2025.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Our contractual obligations and commitments have not changed materially from the disclosures in our 2025 10-K.
MARKET RISK
Although the majority of our sales, expenses, and cash flows are transacted in U.S. dollars, we have exposure to changes in foreign currency exchange rates related primarily to the Euro and the Canadian dollar. The Company believes that the impact of changes in foreign currency exchange rates on its business and financial results for the three and nine months ended October 3, 2026 was not significant.
The future impacts of U.S. trade policies, treaties, and tariffs and their residual effects, including economic uncertainty, inflationary environment, and disruption within the global supply chain, and aerospace industry, on our business remain uncertain. As we cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and various other countries, what products may be subject to such actions, what actions may be taken by the other countries in retaliation, and what actions we may be able to take to address and mitigate such tariffs, the ultimate financial impact on our results cannot be reasonably estimated but could be material. The impact of tariffs on its business and financial results, net of IEEPA tariff refunds, for the three and nine months ended October 3, 2026 was approximately $1.3 million (net of $1.9 million of refunds) and $4.5 million (net of $3.9 million of refunds), respectively.
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
Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer (its Principal Executive Officer) and Chief Financial Officer (its Principal Financial and Principal Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 3, 2026. Based on that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 3, 2026.
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
Currently, we are involved in legal proceedings relating to an allegation of patent infringement and, based on rulings to date, we have concluded that losses related to certain of these proceedings are probable. For a discussion of contingencies related to legal proceedings as of October 3, 2026, see Note 13, Legal Proceedings and Other Matters, to the Consolidated Condensed Financial Statements in Item 1, Financial Statements, of this report.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in the 2025 10-K, which could materially affect our business, financial condition or results of operations. The risks described in this report and in the 2025 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our purchases of our common stock for the three months ended October 3, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Program (1)
July 5, 2026 - August 1, 2026	—	$—	—	$41,483,815
August 2, 2026 - August 29, 2026	—	$—	—	$41,483,815
August 30, 2026 - October 3, 2026	—	$—	—	$41,483,815
(1) On September 17, 2019, the Company’s Board of Directors authorized a share repurchase program. This program authorizes Company repurchases of up to $50 million of its common stock. Cumulative repurchases under this plan were approximately 310,000 shares at a cost of $8.5 million before the 10b5-1 plan associated with the share repurchase program was terminated on February 3, 2020.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Officers
(c) During the three months ended October 3, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit 31.1*	Section 302 Certification - Chief Executive Officer

Exhibit 31.2*	Section 302 Certification - Chief Financial Officer

Exhibit 32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101*	The financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended October 3, 2026, formatted in Inline XBRL

Exhibit 101.INS*	Inline XBRL Instance Document

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 104*	Cover Page Interactive Data File (the cover page Inline XBRL tags are embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRONICS CORPORATION
(Registrant)
Date:	November 12, 2026	By:	/s/ Nancy L. Hedges
Nancy L. Hedges Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)